Form 10-K
period 2011-12-31
MEDALLION FINANCIAL CORP
filed 2012-03-28
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐  NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2011 was $143,401,177.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 26, 2012 was 17,942,527.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2011, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2011 FORM 10-K ANNUAL REPORT

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

We, Medallion Financial Corp. or the Company, are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can become an industry leader. Our investment objectives are to provide high level of distributable income, consistent with the preservation of capital, as well as long-term growth of net asset value and our stock price. These investment objectives may be changed without shareholder approval. We also provide other debt, mezzanine, and equity investment capital to companies in a variety of industries, consistent with our investment objectives. For additional information about our business and operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 6%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 8% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 11%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which also includes assets serviced for third party investors, were $1,141,806,000 as of December 31, 2011 and $1,093,379,000 as of December 31, 2010, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $167,901,000 or $10.60 per share.

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

In December 2010, we formed a wholly-owned portfolio company, Medallion Servicing Corporation, or MSC, to provide loan services to Medallion Bank, also a portfolio company wholly-owned by us. We have assigned all of our loan servicing rights for Medallion Bank, which consists of servicing taxi medallion and commercial loans originated by Medallion Bank, to MSC, which bills and collects the related service fee income from Medallion Bank, and is allocated and charged by us for MSC’s share of these servicing costs.

On March 26, 2009, we formed a new wholly-owned New York limited liability company subsidiary, Medallion Funding LLC. On February 26, 2010, Medallion Funding Corp. merged into Medallion Funding LLC and following the merger, Medallion Funding LLC was the surviving entity and the successor-in-interest to Medallion Funding Corp.’s business. There was no business or operational change resulting from this corporate restructuring. For federal and most state tax purposes, Medallion Funding LLC is treated as a disregarded entity, and is subsumed in the tax return of the Company. Medallion Funding LLC maintains its status as an SBIC.

We also conduct business through our asset-based lending division, Medallion Business Credit, an originator of loans to small businesses for the purpose of financing inventory and receivables, which prior to December 31, 2007, was a wholly-owned investment company subsidiary. On December 31, 2007, Medallion Business Credit was merged into us and ceased to exist as a separate legal entity.

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $321,027,000 as of December 31, 2011. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the Investment Company Act of 1940 (the 1940 Act).

We are a closed-end, non-diversified management investment company, organized as a Delaware corporation, under the 1940 Act. We have elected to be treated as a business development company (BDC) under the 1940 Act. We have also elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our shareholders as dividends, if we meet certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level US federal and state income taxes.

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

Below is our organizational structure reflecting our consolidated and unconsolidated subsidiaries.

(1)	An SBIC and a RIC which originates and services taxicab medallion and commercial loans.
(2)	An SBIC which is our primary taxicab medallion lending company.
(3)	An SBIC and a RIC which conducts a mezzanine financing business.
(4)	Formed for the purpose of holding and managing equity investments in a racing team, an equipment manufacturing business, and an airport and food retail business.
(5)	Formed for the purpose of originating taxicab medallion loans.
(6)	Formed for the purpose of holding foreclosed real estate.
(7)	Formed for the purpose of owning medallion loans originated by Medallion Funding.
(8)	Formed for the purpose of holding an equity investment in a racing team.
(9)	Formed for purpose of owning and leasing repossessed Chicago taxicab medallions.
(10)	Formed for the purpose of issuing unsecured preferred securities to investors.
(11)	Formed for the purpose of holding foreclosed real estate.

(12)	A bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities.
(13)	Formed for the purpose of conducting loan servicing activities.
(14)	Formed for the purpose of engaging in out-of-home media planning and buying.
(15)	Formed for the purpose of holding and managing a hotel investment.
(16)	Formed for the purpose of engaging in sports advertising and sponsorship services.
(17)	Formed for the purpose of engaging in general consulting services.

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, motorcycles, and trailers.

The following chart shows the components of our $956,626,000 managed net investment portfolio as of December 31, 2011.

(Dollars in thousands)	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$307,167	$293,500	$600,667
Commercial loans	54,159	75,511	129,670
Consumer loans	—	192,672	192,672
Investments in Medallion Bank and other controlled subsidiaries	85,932	(83,429)	2,503
Investment securities	—	26,537	26,537
Equity investments	4,577	—	4,577

Net investment portfolio	$451,835	$504,791	$956,626

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

Medallion Loans

Taxi medallion loans of $307,167,000 comprised 68% of our $451,835,000 net investment portfolio as of December 31, 2011, compared to $323,126,000 or 67% of our $483,516,000 net investment portfolio as of December 31, 2010. Managed taxi medallion loans of $600,667,000 comprised 63% of our $956,626,000 managed net investment portfolio as of December 31, 2011, compared to $583,593,000 or 62% of our $946,343,000 managed net investment portfolio as of December 31, 2010. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $676,533,000 as of December 31, 2011, compared to $647,527,000 as of December 31, 2010. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately $2,534,407,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised 74% of the value of the medallion loan portfolio as of December 31, 2011 and 2010, and were 78% and 76% on a managed basis. The New York City Taxi and Limousine Commission, or TLC, estimates that the total value of all of New York City taxicab medallions and related assets exceeded $11.9 billion as of December 31, 2011. We estimate that the total value of all taxicab medallions and related assets in our major US markets exceeded $15.2 billion as of December 31, 2011.

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

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2011. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on page F-30.

(Dollars in thousands)	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	880	78%	4.52%	$466,385
Chicago	275	11	5.91	67,756
Newark	140	4	7.36	22,459
Boston	66	3	6.58	18,649
Cambridge	32	2	6.49	13,728
Other	84	2	7.67	12,007

Total managed medallion loans	1,477	100%	4.96	600,984

Deferred loan acquisition costs				1,143
Unrealized depreciation on loans				(1,460)

Net managed medallion loans				$600,667

(1)	Based on principal balance outstanding at December 31, 2011.

(2)	Based on the contractual rates of the portfolios at December 31, 2011.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City. As reported by the TLC, individual (owner-driver) medallions sold for approximately $699,000 and corporate medallions sold for approximately $1,000,000 as of December 31, 2011. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 13,237 medallions outstanding as of December 31, 2011 shall remain divided into 5,573 individual medallions and 7,664 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York City auctioned 600 additional medallions during 2004, 308 during 2006, and 89 during 2008. The medallions auctioned in 2006 were restricted to hybrid fuel vehicles and wheelchair accessible vehicles. In addition, New York City auctioned an additional 63 medallions for wheelchair accessible vehicles in 2007. New York City announced a 25% fare hike to support the increased level of medallions, which took effect in the 2004 second quarter. The New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pick up street hails in the boroughs outside Manhattan. This law has not yet been implemented.

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

Most New York City medallion transfers are handled through approximately 22 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 36% of the loans originated during 2011, and 40% for 2010. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions currently sell for approximately $280,000 as of December 31, 2011. Pursuant to a municipal ordinance, the number of outstanding medallions is currently capped at 6,951. We estimate that the total value of all Chicago medallions and related assets is over $2,001,888,000 as of December 31, 2011.

The Boston Market. We estimate that Boston medallions currently sell for approximately $483,000 as of December 31, 2011. The number of Boston medallions is currently capped at 1,825. We estimate that the total value of all Boston medallions and related assets is over $903,047,000 as of December 31, 2011.

The Newark Market. We estimate that Newark medallions currently sell for approximately $330,000 as of December 31, 2011. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $201,600,000 as of December 31, 2011.

The Cambridge Market. We estimate that Cambridge medallions currently sell for approximately $490,000 as of December 31, 2011. The number of Cambridge medallions is currently 257. We estimate that the total value of all Cambridge medallions and related assets is over $128,680,000 as of December 31, 2011.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2011, we and Medallion Bank have originated more than 10,305 commercial loans for an aggregate principal amount of approximately $803,663,000. Commercial loans of $54,159,000 comprised 12% of our $451,835,000 net investment portfolio as of December 31, 2011, compared to $76,866,000 or 16% of our $483,516,000 net investment portfolio as of December 31, 2010. Managed commercial loans of $129,700,000 comprised 13% of our $956,626,000 net investment portfolio as of December 31, 2011, compared to $149,567,000 or 16% of our $946,343,000 managed net investment portfolio as of December 31, 2010. We have increased our commercial loan activity in recent years, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 10% since 1996. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We focus our marketing efforts on the manufacturing, wholesale trade, administrative and support services, and accommodation and food services industries with the portfolio concentrated in the manufacturing industry. The majority of our commercial borrowers are located in the New York metropolitan area, the Midwest region, and Florida. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 551 basis points over the prevailing prime rate at year end, down from 619 basis points over prime at the end of 2010. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged 1.7% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2011. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on page F-30.

(Dollars in thousands)	# of Loans	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial loans
Asset-based	43	56%	5.80%	$81,880
Secured mezzanine	26	36	13.78	51,622
Other secured commercial	53	8	7.28	11,654

Total managed commercial loans	122	100%	8.76	145,156

Deferred loan acquisition income				(46)
Unrealized depreciation on loans				(15,440)

Net managed commercial loans				$129,670

(1)	Based on principal balance outstanding at December 31, 2011.

(2)	Based on the contractual rates of the portfolios at December 31, 2011.

Asset Based Loans. Through our Medallion Business Credit division, we originate, manage, and service asset-based loans to small businesses which require working capital credit facilities ranging from $500,000 to $6,500,000. Medallion Business Credit refers most of its potential commercial loans to Medallion Bank to originate, so that we can benefit from Medallion Bank’s lower cost of funds. Additionally, from time to time, Medallion Business Credit also sells and purchases loan participations to or from independent third parties. Together, these loans represent approximately 56% of the managed commercial loan portfolio as of December 31, 2011 and were 48% as of December 31, 2010. The commercial loans are secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment, and/or real estate, and are personally guaranteed by the principals. Currently, our clients are mostly located in the New York metropolitan area, and include wholesale and retail trade, transportation and warehousing, and other industrial and services businesses. We had successfully established 43 commercial loans as of December 31, 2011.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, more than a third of which are located in the upper Midwest and Great Lakes region, with the rest scattered across the country. These loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $1,000,000 to $5,000,000, and represent approximately 36% of our managed commercial loan portfolio as of December 31, 2011, and were 42% as of December 31, 2010. Frequently, we also receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Other Secured Commercial Loans. We originate, primarily through our subsidiary Freshstart, other secured commercial loans that are focused on food services, real estate, dry cleaner and laundromat businesses, which are typically within 200 miles of New York City. These loans are secured by all of the assets of the businesses and are personally guaranteed by the principals. Frequently, we receive assignments of lease from our borrowers. The loans range in size from under $100,000 to approximately $3,000,000. These loans represented approximately 8% of the managed commercial loan portfolio as of December 31, 2011, and were 10% as of December 31, 2010. Historically, most of the portfolio has consisted of fixed-rate loans.

Consumer Loans

Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $192,672,000 comprised 20% of our $956,626,000 managed net investment portfolio as of December 31, 2011 and consumer loans of $182,879,000 comprised 19% of our $946,343,000 managed net investment portfolio as of December 31, 2010. The loans are collateralized by recreational vehicles, boats, motorcycles, and trailers, located in all 50 states. The portfolio is serviced by a large third party servicer. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

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

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with brokers in the medallion market and dealers in the consumer market. We believe that our relationships with brokers and dealers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of broker and dealer relationships in our target market over the last 50 years. We believe that our management team’s relationships with these brokers and dealers have and will continue to provide us with significant investment opportunities. During 2011, approximately 36% of our originated investment transactions were generated by brokers and dealers.

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

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the periods indicated.

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Net investments at beginning of year	$946,343	$846,542	$922,007
Investments originated (1)	471,194	525,872	329,708
Repayments of investments (1)	(438,646)	(392,417)	(365,108)
Net realized gains (losses) on investments (2)	(6,810)	(18,333)	(15,467)
Net increase in unrealized depreciation (3)	(4,038)	66	(9,210)
Transfers to other assets/liabilities, net	(9,171)	(13,478)	(13,619)
Amortization of origination costs	(2,246)	(1,909)	(1,769)

Net increase (decrease) in investments	10,283	99,801	(75,465)

Net investments at end of year	$956,626	$946,343	$846,542

(1)	Includes refinancings.
(2)	Excludes net realized losses of $779 for the year ended December 31, 2010, related to the investment in SPAC 2, and realized gains (losses) of ($1) for the year ended December 31, 2009, related to foreclosed properties, which were carried in other assets on the consolidated balance sheet.
(3)	Excludes net unrealized appreciation of $3,455, $2,153, and $3,742 for the years ended December 31, 2011, 2010, and 2009, related to foreclosed properties, which were carried in other assets on the consolidated balance sheet, and the reversal of unrealized depreciation of $759 for the year ended December 31, 2010, related to the realized loss of the SPAC 2 investment.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). The portfolio was originated at an approximate loan-to-value ratio range of 60-75%. We estimate that the average loan-to-value ratio of all of the medallion loans was approximately 40% as of December 31, 2011. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

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

Commercial Loans. We have typically originated commercial loans in principal amounts ranging from $100,000 to $6,500,000, and occasionally, have originated loans in excess of that amount. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid with a fee ranging from 30 to 120 days’ interest. The term of, and interest rate charged on, certain of our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

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

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around ten years. Interest rates offered are both floating and fixed, and certain of the floating rate notes have built in floors. Borrowers may prepay consumer loans without any prepayment penalty. In general, Medallion Bank has established relationships with dealers in the industry, who are the sources for most of the customers of Medallion Bank.

Marketing, Origination, and Loan Approval Process

We employ 22 loan originators to originate medallion, commercial, and consumer loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the chief executive officer and/or the chief credit officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with recreational vehicle and boat dealers throughout our market area.

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

The table below summarizes our sources of available funds and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2011. See Note 4 to the consolidated financial statements for additional information about each credit facility.

Consolidated sources of funds (Dollars in thousands)	Total
Cash	$29,352
Bank loans	$147,228
Amounts undisbursed	72,700
Amounts outstanding	74,528
Average interest rate	3.77%
Maturity	3/12-2/17
Preferred securities	$33,000
Average interest rate	7.68%
Maturity	9/37
Lines of credit	$200,000
Amounts undisbursed	19,434
Amounts outstanding	180,566
Average interest rate	1.45%
Maturity	12/13
SBA debentures	$74,685
Amounts undisbursed	5,000
Amounts outstanding	69,685
Average interest rate	5.44%
Maturity	9/12-3/21

Total cash and amounts remaining undisbursed under credit facilities	$126,486

Total debt outstanding	$357,779

Medallion bank sources of funds
Cash	$28,626
Deposits	514,329
Average interest rate	0.73%
Maturity	1/12-12/14

Total cash and amounts remaining undisbursed under credit facilities, including Medallion Bank	$155,112

Total debt outstanding, including Medallion Bank	$872,108

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 49.

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

Employees

As of December 31, 2011 we employed 127 persons, including 32 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

MATERIAL US FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material US federal income tax considerations applicable to us and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under US federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding an investment in our common stock. This summary does not discuss any aspects of US estate or gift tax, or foreign, state, or local tax. It does not discuss the special treatment under US federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

As used herein, a “US person” is a person that is for US federal income tax purposes:

•	a citizen or individual resident of the United States;

•	a corporation, or other entity treated as a corporation for US federal income tax purposes, created or organized in or under the laws of the US or any state thereof or the District of Columbia; or

•	a trust or an estate, the income of which is subject to US federal income taxation regardless of its source.

A “US shareholder” is a beneficial owner of shares of our common stock that is a US person.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level US federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

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

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (i.e., partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends, capital gains, and other traditionally permitted mutual fund income described in this paragraph) or the 90% Income Test; and

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

Taxation of US Shareholders

Distributions by us generally are taxable to US shareholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to US shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate shareholders (including individuals) are attributable to dividends from US corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum tax rate of 15% for taxable years beginning before January 1, 2013. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the 15% maximum rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a US shareholder as long-term capital gains (currently at a maximum rate of 15% in the case of individuals, trusts, or estates), regardless of the US shareholder’s holding period for his, her, or its common stock, and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a US shareholder’s adjusted tax basis in such shareholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such US shareholder.

Although we currently intend to distribute any long-term capital gains at least annually, we may in the future decide to retain some or all of our long-term capital gains, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each US shareholder will be required to include his, her, or its share of the deemed distribution in income as if it had been actually distributed to the US shareholder, and the US shareholder will be entitled to claim a credit equal to his, her, or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the US shareholder’s tax basis for his, her, or its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual shareholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the US shareholder’s other US federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for US federal income tax. A shareholder that is not subject to federal income tax or otherwise required to file a US federal income tax return would be required to file a US federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

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

We will send to each of our US shareholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share basis, the amounts includible in such US shareholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the US federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 15% maximum rate). Distributions may also be subject to additional state, local, and foreign taxes depending on a US shareholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the 15% maximum rate applicable to qualifying dividends.

We may be required to withhold US federal income tax (“backup withholding”) currently at a rate of 28% from all taxable distributions to any non-corporate US shareholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the US shareholder’s federal income tax liability and may entitle such shareholder to a refund, provided that proper information is timely provided to the IRS.

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

Beginning in 2014, the Code may impose a withholding tax of 30% on payments (including interest, dividends, and, beginning in 2015, gross proceeds on sales of securities) that are attributable to certain US investments and made to non-US entities, unless such entities comply with certain reporting requirements to the IRS and/or to us as to identifying information (including name, address and taxpayer identification number) of their direct and indirect US investors.

Non-US persons should consult their own tax advisors with respect to the US federal income tax and withholding tax, and state, local, and foreign tax consequences of an investment in the shares.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions would generally be taxable to our shareholders as ordinary dividend income eligible for the 15% maximum rate for taxable years beginning before January 1, 2013 to the extent of our current and accumulated earnings and profits for US federal tax purposes. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain.

GOVERNMENT REGULATION

Regulation under the 1940 Act

We are a closed-end, management investment company that has elected to be treated as a BDC under the 1940 Act. We conduct our business through various wholly-owned investment company subsidiaries including Medallion Funding LLC, a closed end investment company, Medallion Capital, Inc., a BDC, and Freshstart Venture Capital Corp., a BDC. Pursuant to various exemptive orders, we operate and are regulated as a single BDC. The 1940 Act contains prohibitions and restrictions relating to transactions between BDC’s and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities voting as a class.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our policies is fundamental, and each may be changed without stockholder approval.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is generally defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, any state in the US;

(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

•

does not have any class of securities listed on a national securities exchange, or has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

•

is controlled by a BDC or a group of companies including a business BDC, and the BDC in fact exercises a controlling influence on the management or policies of such eligible portfolio company and, as a result of such control, has an affiliated person who is a director of the eligible portfolio company; or

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

(7) Subject to certain conditions, securities issued by a company that met the definition of eligible portfolio company at the time of our initial investment but subsequently does not meet the definition because the company no longer meets the definition set forth above.

Managerial Assistance to Portfolio Companies

In addition, a BDC must have been organized and have its principal place of business in the US and must be operated for the purpose of making investments in the types of securities described in (1), (2), or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to full asset coverage requirements. In addition to the 1940 Act, we are subject to two exemptive orders which govern how we calculate our senior securities. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital.”

Regulation by the SBA

Medallion Funding, Medallion Capital, and Freshstart each operate as Small Business Investment Companies, or SBIC’s. The Small Business Investment Act (SBIA) authorizes the organization of SBIC’s as vehicles for providing equity capital, long term financing, and management assistance to small business concerns. The SBIA and the SBA regulations define a “small business concern” as a business that is independently owned and operated, which does not dominate its field of operation, and which (i) has a net worth, together with any affiliates, of $18.0 million or less and average annual net income after US federal income taxes for the preceding two years of $6.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under SBA regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. In addition, at the end of each year, at least 20% of the total amount of loans made after April 25, 1994 must be made in “smaller businesses” which have a net worth of $6.0 million or less, and average net income after federal income taxes for the preceding two years of $2.0 million or less. SBA regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as relending and reinvestment.

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

Under current SBA Regulations, the maximum rate of interest that Medallion Funding may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2011, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2011, our outstanding medallion loans had a weighted average rate of interest 5.11% and our outstanding commercial loans had a weighted average rate of interest of 12.06%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

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

Regulation of Medallion Bank as an Industrial Bank

In May 2002, we formed Medallion Bank, which received approval from the FDIC for federal deposit insurance in October 2003. Medallion Bank, a Utah-chartered industrial bank, is a depository institution subject to regulatory oversight and examination for safety and soundness by both the FDIC and the Utah Department of Financial Institutions. Under its banking charter, Medallion Bank is empowered to make consumer and commercial loans, and may accept all FDIC-insured deposits other than demand deposits (checking accounts). The creation of Medallion Bank allows us to apply stable and low-cost bank deposit funding for key lending business activities throughout our business.

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

The USA Patriot Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, or the Patriot Act, was enacted on October 26, 2001, and is intended to detect and prosecute terrorism and international money laundering. The Patriot Act establishes new standards for verifying customer identification incidental to the opening of new accounts. Medallion

Bank has undertaken appropriate measures to comply with the Patriot Act and associated regulations. Other provisions of the Patriot Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Federal and state banking agencies require Medallion Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. Medallion Bank, must undergo regular on-site examinations by the appropriate banking agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

Other

Because we are an “insured depository institution” within the meaning of the Change in Bank Control Act and a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us without, in most cases, prior written approval of the FDIC or the Commissioner of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Although we are an “insured depository institution” within the meaning of the Change in Bank Control Act, your investment in Medallion Financial Corp. is not guaranteed by the FDIC and is subject to loss. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval.

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

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of such person’s office.

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

In addition, NASDAQ has adopted or is in process of adopting corporate governance changes to its listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

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

The recent market conditions have materially and adversely affected the debt and equity capital markets in the US, which could have a negative impact on our business and operations. The US capital markets have experienced extreme volatility and disruption for more than 3 years as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe that the US economy is emerging from a prolonged recession, and forecasts for 2012 and 2013 generally call for a very slow recovery from the economic recession. As a result, we believe these conditions may continue for a prolonged period of time and possibly worsen in the future. A prolonged period of market illiquidity would continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

We borrow money, which magnifies the potential for gain or loss on amounts invested, and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested, and therefore increase the risk associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders, and through long-term subordinated SBA debentures. These creditors have fixed dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could reduce the amount available for dividend payments.

As of December 31, 2011, we had $357,779,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.29% at December 31, 2011, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $514,329,000 of outstanding indebtedness at a weighted average borrowing cost of 0.73%.

Consumer lending by Medallion Bank carries a higher risk of loss and could be adversely affected by an economic downturn.

By its nature, lending to consumers that have blemishes on their credit reports carries with it a higher risk of loss. Although the net interest margins should be higher to compensate Medallion Bank for this increased risk, the recent economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of the consumer loan portfolio.

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

We operate in a highly regulated environment, and if we are found to be in violation of any of the federal, state, or local laws or regulations applicable to us, our business could suffer.

The 1940 Act imposes numerous constraints on the operations of BDC’s. For example, BDC’s are required to invest at least 70% of their total assets in qualifying assets, primarily securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, US government securities, and other high quality debt investments that mature in one year or less. Our regulatory requirements may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, we rely upon several exemptive orders from the SEC permitting us to consolidate our financial reporting and operate our business as presently conducted. Our failure to satisfy the conditions set forth in those exemptive orders could result in our inability to rely upon such orders or to cause the SEC to revoke the orders which could result in material changes in our financial reporting or the way in which we conduct our business. Furthermore, any failure to comply with the requirements imposed on BDC by the 1940 Act could cause the SEC to bring an enforcement action against us. If we do not remain a BDC’s, we might be regulated as a closed-end investment company under the 1940 Act, which would further significantly decrease our operating flexibility.

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

We are also subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements, and retail financing, debt collection, consumer protection, environmental, health and safety, creditor, wage-hour, anti-discrimination, whistleblower and other employment practices laws and regulations and we expect these costs to increase going forward. The violation of these or future requirements or laws and regulations can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. As a result, we have incurred and will continue to incur capital and operating expenditures and other costs to comply with these requirements and laws and regulations.

Changes in laws, regulations, or policies may adversely affect our business.

The post-financial crisis era has been marked by an increase in regulation, regulatory intensity, and enforcement. We are unable to predict all of the ways in which this change in the regulatory environment could impact our business models or objectives. The laws and regulations governing our lending, servicing, and debt collection activities or the regulatory or enforcement environment at the federal level or in any of the states in which we operate may change at any time and may have an adverse effect on our business.

We expect, however, to see an increase over time in regulatory scrutiny and enforcement in the area of consumer financial products regulation, as a result of the establishment of the Consumer Financial Protection Bureau, or the CFPB. The CFPB became operational in certain respects in July 2011, and on January 4, 2012, President Obama appointed a Director of the CFPB in a recess appointment bypassing Senate confirmation. Although there remain doubts about the legality of this appointment and the appointment may be subject to legal challenge, the CFPB has announced that it will now exercise full regulatory, supervisory, and enforcement powers. While Medallion Bank’s size currently falls below the threshold that would give the CFPB direct authority over it, Medallion Bank’s existing bank supervisors may pursue similar policies and make similar information requests to those of the CFPB with respect to consumer financial products and other matters within the scope of the CFPB’s authority. We believe that the CFPB’s regulatory reforms, together with other provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and increased regulatory supervision, may increase our cost of doing business, impose new restrictions on the way in which we conduct our business, or add significant operational constraints that might impair our profitability.

We are unable to predict how these or any other future legislative proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition.

Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.

Federal and state law may discourage certain acquisitions of our common stock which could have a material adverse effect on our shareholders.

Because we are an “insured depository institution” within the meaning of the Change in Bank Control Act and a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us without, in most cases, prior written approval of the FDIC or the Commissioner of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Although we are an “insured depository institution” within the meaning of the Change in Bank

Control Act, your investment in Medallion Financial Corp. is not guaranteed by the FDIC and is subject to loss. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock.

Regulations governing our operation as a BDC will affect our ability to, and the way in which, we raise additional capital.

Our business may periodically require capital. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness. We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be restricted from issuing additional debt, may be limited in making distributions on our stock, and may be required to sell a portion of our investments and, depending on the nature of our leverage, to repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. In addition to the 1940 Act, we are subject to two exemptive orders which govern how we calculate our senior securities.

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

Additional Common Stock. We are not generally able to issue and sell our common stock at a price below net asset value (less any distributing commission or discount) per share. We may, however, sell our common stock, warrants, options, or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our shareholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

If our primary investments are deemed not to be qualifying assets, we could be deemed to be in violation of the 1940 Act.

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute a non-qualifying asset. As of December 31, 2011, up to 27% of our total assets were invested in non-qualifying assets.

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

In the fourth quarter of 2010, based on developments under the Code and after discussions with external advisers, our Board of Directors determined that the loans received in connection with our lending activities were “accounts or notes receivables acquired in the ordinary course of a trade or business for services” for purposes of Section 1221(a)(4) of the Code. As a result, commencing with the tax year beginning January 1, 2010, we treat losses recognized on worthless loans as ordinary losses rather than as capital losses. Our Board of Directors further determined that we may take such position in tax returns subsequently filed without obtaining prior IRS approval.

The change in the characterization of a loss resulting from a worthless loan from a capital loss to an ordinary loss could materially impact the amount or character of the dividends received by our shareholders. We are required to distribute 90% of our taxable income in order to maintain our RIC status. In the event losses from worthless loans are treated as ordinary losses, those losses will offset taxable income in the taxable year in which such losses are recognized, and we will not be able to carry forward any net operating losses generated by such ordinary losses. This could result in a decrease in our taxable income which could result in a decrease in our dividend. Alternatively, if we choose to maintain our current level of dividend, an increased portion of the dividend could be deemed to be a return of capital to the shareholder.

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

As of December 31, 2011, our largest investment subject to this test was our investment in Medallion Bank, representing 18% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Some of our subsidiaries are subject to the SBIA. Our SBIC subsidiaries that are also RICs may be prohibited by the SBIA from making the distributions necessary to qualify as a RIC. Each year, in order to comply with the SBA regulations and the RIC distribution requirements, we must request and receive a waiver of the SBA’s restrictions. While the current policy of the SBA’s Office of SBIC Operations is to grant such waivers if the SBIC makes certain offsetting adjustments to its paid-in capital and surplus accounts, we cannot assure you that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax at the subsidiary level.

We operate in a highly competitive market for investment opportunities.

We compete for investments with other BDC’s and other investment funds as well as traditional financial services companies such as commercial banks and credit unions. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than us. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. If we are forced to match our competitors’ pricing, terms, and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. Furthermore, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement requiring it to maintain a 15% capital ratio. Medallion Bank may be restricted from declaring and paying dividends if doing so were to cause it to fall below a 15% capital ratio.

Medallion Bank’s use of brokered deposit sources for its deposit-gathering activities may not be available when needed.

Medallion Bank relies on the established brokered deposit market to originate deposits to fund its operations. Medallion Bank’s brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. While Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of deposits. If the capital levels at Medallion Bank fall below the “well-capitalized” level as defined by the FDIC or the capital level currently required by the FDIC pursuant to its capital maintenance agreement or if Medallion Bank experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly, and the ability of Medallion Bank to raise deposits from this source could be impaired. Medallion Bank’s ability to manage its growth to stay within the “well-capitalized” level, and the capital level currently required by the FDIC pursuant to its capital maintenance agreement, which is also considerably higher than the level required to be classified as “well-capitalized”, is critical to Medallion Bank’s retaining open access to this funding source.

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

Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of December 31, 2011, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $13,193,000 or 2.84% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2011 by approximately $1,477,000 on an annualized basis, compared to a positive impact of $1,291,000 at December 31, 2010, and the impact of such an immediate increase of 1% over a one year period would have been ($1,665,000) at December 31, 2011, compared to ($2,026,000) for December 31, 2010. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Terrorist attacks and other acts of violence or war may affect any market for our securities, impact the businesses in which we invest, and harm our operations and profitability.

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

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, the New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pickup street hails in boroughs outside of Manhattan. If this law is implemented, income from operating medallions and the value of medallions serving as collateral for our loans could decrease by a material amount. This could increase our loan to value ratios, loan delinquencies, or loan defaults. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $160,000 to $1,000,000 for corporate medallions and $699,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2009, the value of New York City taxicab medallions increased by approximately 20% for individual medallions and 29% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. As of December 31, 2011, investments in New York City taxi medallion loans represented approximately 78% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

An economic downturn such as what we recently experienced could result in certain of our commercial and consumer loan customers experiencing declines in business activities and/or personal resources, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial and consumer loan portfolios.

Laws and regulations implemented in response to climate change could result in increased operating costs for our portfolio companies.

Congress and other governmental authorities have either considered or implemented various laws and regulations in response to climate change and the reduction of greenhouse gases. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted, and future changes in environmental laws and regulations could occur, which could impose additional costs on the operation of our portfolio companies. For example, regulations to cut gasoline use and control greenhouse gas emissions from new cars could adversely affect our medallion portfolio companies. Our portfolio companies may have to make significant capital and other expenditures to comply with these laws and regulations. Changes in, or new, environmental restrictions may force our portfolio companies to incur significant expenses or expenses that may exceed their estimates. There can be no assurance that such companies would be able to recover all or any increased environmental costs from their customers or that their business, financial condition or results of operations would not be materially and adversely affected by such expenditures or any changes in environmental laws and regulations, in which case the value of these companies could be adversely affected.

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

We lease approximately 17,000 square feet of office space in New York City for our corporate headquarters under a lease expiring in June 2016, and lease a facility in Long Island City, New York, of approximately 6,000 square feet for certain corporate back-office operations. We also lease office space for loan origination offices and subsidiary operations in Boston, MA, Chicago, IL, Minneapolis, MN, and Flemington, NJ. Medallion Bank leases space in Salt Lake City, UT, and Seattle, WA. We do not own any real property, other than foreclosed property obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 26, 2012, there were approximately 247 holders of record of our common stock.

On March 26, 2012, the last reported sale price of our common stock was $11.10 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2011	DIVIDENDS DECLARED	HIGH	LOW
Fourth Quarter	$0.20	$12.03	$8.91
Third Quarter	0.19	10.13	9.01
Second Quarter	0.18	9.89	8.70
First Quarter	0.17	8.79	7.82

2010
Fourth Quarter	$0.16	$8.79	$7.79
Third Quarter	0.15	7.79	6.50
Second Quarter	0.15	8.24	6.59
First Quarter	0.15	8.45	7.81

Information about our equity compensation plans is incorporated by reference in all information under the caption “Equity Compensation Plan Information” included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2012.

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

We have adopted a dividend reinvestment plan pursuant to which shareholders may elect to have distributions reinvested in additional shares of common stock. When we declare a dividend or distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the dividend or distribution is declared plus brokerage commissions. The automatic reinvestment of dividends and capital gains distributions will not release plan participants of any income tax that may be payable on the dividend or capital gains distribution. Shareholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given dividend payment date. Upon termination, we will issue to a shareholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Shareholders may obtain additional information about the dividend reinvestment plan by contacting the American Stock Transfer & Trust Company, LLC at 6201 15th Avenue, Brooklyn, NY, 11219.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027

Total	1,580,615	8.84	1,580,615

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2011, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2011 and are to conclude 180 days after the commencement of the purchases.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.

	Year ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Statement of operations
Investment income	$37,227	$37,253	$41,403	$52,284	$51,393
Interest expense	13,538	14,585	16,876	23,711	30,704

Net interest income	23,689	22,668	24,527	28,573	20,689
Noninterest income	1,185	3,533	3,383	3,837	2,444
Operating expenses (1)	14,111	16,328	19,730	17,320	17,835

Net investment income before income taxes	10,763	9,873	8,180	15,090	5,298
Income tax (provision) benefit	—	—	—	—	—

Net investment income after income taxes	10,763	9,873	8,180	15,090	5,298
Net realized gains (losses) on investments	(546)	(7,638)	(4,135)	(3,746)	14,172
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (2)	7,668	12,535	(5,671)	(2,419)	2,292
Net change in unrealized appreciation (depreciation) on investments (2)	1,278	(3,491)	2,648	6,323	(6,326)

Net increase in net assets resulting from operations	$19,163	$11,279	$1,022	$15,248	$15,436

Per share data
Net investment income	$0.61	$0.56	$0.46	$0.85	$0.30
Income tax (provision) benefit	—	—	—	—	—
Net realized gains (losses) on investments	(0.03)	(0.43)	(0.23)	(0.21)	0.80
Net change in unrealized appreciation (depreciation) on investments (2)	0.51	0.51	(0.17)	0.22	(0.23)

Net increase in net assets resulting from operations	$1.09	$0.64	$0.06	$0.86	$0.87

Dividends declared per share	$0.74	$0.61	$0.72	$0.76	$0.76

Weighted average common shares outstanding
Basic	17,426,097	17,501,414	17,569,688	17,520,966	17,480,523
Diluted	17,659,831	17,631,928	17,691,437	17,722,575	17,786,310
Balance sheet data
Net investments	$451,835	$483,516	$475,133	$570,597	$653,046
Total assets	537,031	550,312	555,174	646,685	721,262
Total funds borrowed	357,779	380,532	382,522	462,650	542,549
Total liabilities	365,527	387,547	392,197	471,739	548,839
Total shareholders’ equity	171,504	162,765	162,977	174,946	172,423
Managed balance sheet data (3)
Net investments	$956,626	$946,343	$846,542	$922,007	$934,955
Total assets	1,080,239	1,041,729	950,909	1,018,114	1,025,633
Total funds borrowed	872,108	849,489	754,241	829,058	841,632
Total liabilities	908,735	878,964	787,932	843,168	853,211

	Year ended December 31,
	2011	2010	2009	2008	2007
Selected financial ratios and other data
Return on average assets (ROA) (4) (13)
Net investment income after taxes	2.01%	1.82%	1.36%	2.27%	0.79%
Net increase in net assets resulting from operations	3.57	2.08	0.17	2.29	2.30
Return on average equity (ROE) (5) (13)
Net investment income after taxes	6.46	6.11	4.74	8.67	3.09
Net increase in net assets resulting from operations	11.49	6.98	0.59	8.76	9.00
Weighted average yield	8.01%	7.91%	7.77%	8.58%	8.44%
Weighted average cost of funds	2.91	3.10	3.17	3.89	5.04

Net interest margin (6)	5.10	4.81	4.60	4.69	3.40

Noninterest income ratio (7) (13)	0.26	0.75	0.63	0.63	0.40
Total expense ratio (1) (8) (13)	5.95	6.56	6.87	6.74	7.98
Operating expense ratio (1)(9) (13)	3.04	3.47	3.70	2.84	2.93
As a percentage of net investment portfolio
Medallion loans	68%	67%	68%	70%	76%
Commercial loans	12	16	16	16	14
Investment in Medallion Bank and other controlled subsidiaries	19	16	15	13	9
Equity investments	1	1	1	1	1
Investment securities	—	—	—	—	—
Investments to assets (10)	84%	88%	86%	88%	91%
Equity to assets (11)	32	30	29	27	24
Debt to equity (12)	209	234	235	264	315

(1)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in 2010 that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. Also includes $1,622 of charges in 2009 related to winding up the operations of the SPAC’s. Excluding these amounts, the total expense ratios were 6.91% and 6.56%, and the operating expense ratios were 3.81% and 3.40% for 2010 and 2009.

(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.

(3)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.

(4)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.

(5)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.

(6)	Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $4,070 in 2011, $2,678 in 2010, $1,684 in 2009, $4,471 in 2008, and $821 in 2007, and also included dividends from Medallion Bank of $5,500 in 2011, $4,000 in 2010, $4,000 in 2009, $6,000 in 2008, and $5,750 in 2007. On a managed basis, combined with Medallion Bank, the net interest margin was 6.68%, 6.59%, 6.10%, 5.21%, and 4.21% for 2011, 2010, 2009, 2008, and 2007.

(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(8)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(9)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(10)	Represents net investments divided by total assets as of December 31.

(11)	Represents total shareholders’ equity divided by total assets as of December 31.

(12)	Represents total funds borrowed divided by total shareholders’ equity as of December 31.

(13)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $5,492 and operating expenses of $5,659, which formerly were ours, were now MSC’s for the year ended December 31, 2011. Excluding the impact of the MSC amounts, the 2011 ROA and ROE on net investment income after taxes were 1.98% and 6.36%, and the noninterest income, total expense, and operating expense ratios were 1.44%, 7.17%, and 4.26%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2011, 2010, and 2009. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 21.

CRITICAL ACCOUNTING POLICIES

The SEC has issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by us include valuation of loans, equity investments, and investments in subsidiaries, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2011 are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 6%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 8% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 11%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which also includes assets serviced for third party investors, were $1,141,806,000 as of December 31, 2011 and $1,093,379,000 as of December 31, 2010, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996.

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

We are a closed-end, management investment company under the 1940 Act. We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our shareholders as dividends if we meet certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level US federal and state income taxes.

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $321,027,000 as of December 31, 2011. We earn referral fees for these activities. In December 2010, all of these servicing activities were assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

The credit crisis has also caused many financial institutions to record significant write-downs, mostly on their residential mortgage related assets and structured investment vehicles, due to unsound lending practices. We are not involved in these types of transactions and always understand the importance of proper underwriting. Nonetheless, the judgments used by management in applying the critical accounting policies discussed herein may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Subsequent evaluations of our loan portfolio and other investments, in light of the factors then prevailing, may result in changes to the fair value of the investments, including a decrease in the fair value. In addition, the fair value of investments in our portfolio may be negatively impacted by illiquidity or dislocation in marketplaces resulting in depressed market prices.

In the 2010 fourth quarter, based on developments under the Code and after discussions with external advisers, our Board of Directors determined that the loans received in connection with our lending activities were “accounts or notes receivables acquired in the ordinary course of a trade or business for services” for purposes of Section 1221(a)(4) of the Code. As a result, commencing with the tax year beginning January 1, 2010, we treat losses recognized on worthless loans as ordinary losses rather than as capital losses. Our Board of Directors further determined that we may take such position in tax returns subsequently filed without obtaining prior IRS approval.

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

	December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	4.66%	$227,426	5.52%	$239,435	5.90%	$244,082
Chicago	5.79	34,200	6.69	34,832	6.91	25,868
Newark	7.38	17,693	7.81	19,777	7.98	21,790
Boston	6.56	16,955	6.74	18,237	7.14	21,383
Cambridge	6.62	6,179	6.72	5,501	7.10	3,025
Other	6.54	4,318	7.05	5,047	7.14	5,435

Total medallion loans	5.11	306,771	5.90	322,830	6.23	321,583

Deferred loan acquisition costs		396		296		332
Unrealized depreciation on loans		—		—		—

Net medallion loans		$307,167		$323,126		$321,915

Commercial loans
Secured mezzanine	14.04%	$51,622	14.41%	$68,299	14.63%	$61,834
Asset based	5.77	9,388	5.73	10,234	5.74	8,991
Other secured commercial	8.06	7,539	7.50	9,873	7.95	11,706

Total commercial loans	12.25	68,549	12.63	88,406	12.71	82,531

Deferred loan acquisition income		(92)		(323)		(373)
Unrealized depreciation on loans		(14,298)		(11,217)		(4,236)

Net commercial loans		$54,159		$76,866		$77,922

Investment in Medallion Bank and other controlled subsidiaries, net	6.40%	$85,932	5.08%	$78,735 (3)	5.53%	$72,279 (3)

Equity investments	2.26%	$3,472	1.48%	$4,588	2.50%	$3,393

Unrealized appreciation (depreciation) on equities		1,105		201		(376)

Net equity investments		$4,577		$4,789		$3,017

Investment securities	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.36%	$464,724	6.89%	$494,559 (3)	7.22%	$479,786 (3)

Deferred loan acquisition (income) costs		304		(27)		(41)
Unrealized appreciation (depreciation) on equities		1,105		201		(376)
Unrealized depreciation on loans		(14,298)		(11,217)		(4,236)

Net investments		$451,835		$483,516		$475,133

Medallion Bank investments
Medallion loans	4.79%	$294,214	5.57%	$260,808	6.15%	$160,403
Consumer loans	17.73	199,843	17.94	189,752	17.96	193,382
Commercial loans	5.80	76,606	5.84	73,574	5.84	72,540
Investment securities	2.51	25,419	3.32	20,479	3.99	20,784

Medallion Bank investments at cost (2)	9.16	596,082	9.83	544,613	11.11	447,109

Deferred loan acquisition costs		5,597		5,559		5,633
Unrealized appreciation on investment securities		714		144		92
Premiums paid on purchased securities		403		164		185
Unrealized depreciation on loans		(14,576)		(13,645)		(13,610)

Medallion Bank net investments		$588,220		$536,835		$439,409

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.

(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.24%, 8.86%, and 9.56% at December 31, 2011, 2010, and 2009.

(3)	Includes $1,389 and $1,593 for unrealized appreciation on Medallion Hamptons Holding as of December 31, 2010 and 2009.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at December 31, 2011 was 6.36% (6.38% for the loan portfolio), a decrease of 53 basis points from 6.89% at December 31, 2010, which was a decrease of 33 basis points from 7.22% at December 31, 2009. The weighted average yield of the total managed portfolio at December 31, 2011 was 8.05% (8.24% for the loan portfolio), a decrease of 62 basis points from 8.67% at December 31, 2010, which was a decrease of 68 basis points from 9.35% at December 31, 2009. The decreases from 2009 reflected the general market condition of falling interest rates, and the resultant repricing downwards of most asset categories.

Medallion Loan Portfolio

Our medallion loans comprised 68% of the net portfolio of $451,835,000 at December 31, 2011, compared to 67% of the net portfolio of $483,516,000 at December 31, 2010 and 68% of $475,133,000 at December 31, 2009. Our managed medallion loans of $600,667,000 comprised 63% of the net managed portfolio of $956,626,000 at December 31, 2011, compared to 62% the net managed portfolio of $946,343,000 at December 31, 2010, and 57% of $846,542,000 at December 31, 2009. The medallion loan portfolio decreased by $15,959,000 or 5% in 2011 (and increased by $17,074,000 or 3% on a managed basis), primarily reflecting decreases in New York market, primarily reflecting the sale of participation interests to third parties. The increase in the managed portfolio was primarily driven by increases in the New York market; partially offset by decreases in the other months. Total medallion loans serviced for third parties were $75,866,000, $63,933,000, and $102,307,000 at December 31, 2011, 2010, and 2009.

The weighted average yield of the medallion loan portfolio at December 31, 2011 was 5.11%, a decrease of 79 basis points from 5.90% at December 31, 2010, which was a decrease of 33 basis points from 6.23% at December 31, 2009. The weighted average yield of the managed medallion loan portfolio at December 31, 2011 was 4.96%, a decrease of 79 basis points from 5.75% at December 31, 2010, which was a decrease of 45 basis points from 6.20% at December 31, 2009. The decreases in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At December 31, 2011, 26% of the medallion loan portfolio represented loans outside New York, compared to 26% and 24% at year-end 2010 and 2009. At December 31, 2011, 22% of the managed medallion loan portfolio represented loans outside New York, compared to 24% and 25% at year-end 2010 and 2009. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 12% of the net investment portfolio as of December 31, 2011, compared to 16% at December 31, 2010 and 2009, and were 13%, 16%, and 18% on a managed basis. Commercial loans decreased by $22,707,000 or 30% during 2011 ($19,897,000 or 13% on a managed basis), primarily reflecting repayments and reserve increases in the high-yield mezzanine loan portfolio, and on a managed basis, partially offset by increases in the asset-based loan portfolio. Net commercial loans serviced by third parties were $14,298,000, $12,282,000, and $13,376,000 at December 31, 2011, 2010, and 2009.

The weighted average yield of the commercial loan portfolio at December 31, 2011 was 12.25%, a decrease of 38 basis points from 12.63% at December 31, 2010, which was down 8 basis points from 12.71% at December 31, 2009. The weighted average yield of the managed commercial loan portfolio at December 31, 2011 was 8.76%, a decrease of 68 basis points from 9.44% at December 31, 2010, which was down 6 basis points from 9.50% at December 31, 2009. The decreases reflected the continued lowering of interest rates in the economy as loans repriced, and the lower proportion of higher-yielding mezzanine loans in the portfolio in 2011, compared to 2010. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At December 31, 2011, variable-rate loans represented 14% of the commercial portfolio, compared to 20% and 17% at December 31, 2010 and 2009, and were 57%, 54%, and 55% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 20% of the managed net investment portfolio as of December 31, 2011, compared to 19% and 22% at December 31, 2010 and 2009. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 17.73% at December 31, 2011, compared to 17.94% and 17.96% at December 31, 2010 and 2009. Adjustable rate loans represented 80% of the managed consumer portfolio at December 31, 2011, compared to 83% and 85% at December 31, 2010 and 2009.

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

The following table shows the trend in loans 90 days or more past due as of December 31,

	2011		2010		2009
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$35	0.0%	$361	0.1%	$1,090	0.3%

Commercial loans
Secured mezzanine	14,930	4.0	9,391	2.3	6,600	1.6
Asset-based receivable	—	0.0	—	0.0	—	0.0
Other secured commercial	390	0.1	1,364	0.3	295	0.1

Total commercial loans	15,320	4.1	10,755	2.6	6,895	1.7

Total loans 90 days or more past due	$15,355	4.1%	$11,116	2.7%	$7,985	2.0%

Total Medallion Bank loans	$1,265	0.2%	$2,246	0.4%	$3,861	0.9%

Total managed loans 90 days or more past due	$16,620	1.8%	$13,362	1.4%	$11,846	1.4%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion and other secured commercial loan delinquencies have continued to decline, and remain at very low levels. Secured mezzanine delinquencies have continued to increase reflecting the impact of the recession and slow recovery of some of the portfolio company investments. Medallion Bank experienced declining delinquencies as a few loans secured by commercial real estate were resolved, and consumer portfolio performance improved. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

We monitor delinquent loans for possible exposure to loss by analyzing various factors, including the value of the collateral securing the loan and the borrower’s prior payment history. Under the 1940 Act, our loan portfolio must be recorded at fair value or “marked-to-market.” Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect our estimate of the current realizable value of our loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of our Board of Directors. Because of the subjectivity of these estimates, there can be no assurance that in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet.

In determining the value of our portfolio, the Board of Directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral. For example, in a period of sustained increases in market interest rates, the Board of Directors could decrease its valuation of the portfolio if the portfolio consists primarily of long-term, fixed-rate loans. Our valuation procedures are designed to generate values that approximate that which would have been established by market forces, and are therefore subject to uncertainties and variations from reported results. Based upon these factors, net unrealized appreciation or depreciation on investments is determined, based on the fluctuations of our estimate of the current realizable value of our portfolio from our cost basis.

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2011, 2010, and 2009.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2008	$—	($5,115)	$437	$15,614	$10,936
Net change in unrealized
Appreciation on investments	—	—	(333)	4,242	3,909
Depreciation on investments (1)	(3)	(3,504)	(8,205)	(519)	(12,231)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(900)	(900)
Losses on investments	3	3,983	—	919	4,905
Other	—	400	—	(400)	—

Balance December 31, 2009	—	(4,236)	(8,101)	18,956	6,619
Net change in unrealized
Appreciation on investments	—	—	545	2,153	2,698
Depreciation on investments	—	(7,172)	(475)	—	(7,647)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments (1)	—	191	8,232	—	8,423

Balance December 31, 2010	—	(11,217)	201	21,109	10,093
Net change in unrealized
Appreciation on investments	—	—	825	3,518	4,343
Depreciation on investments	—	(5,708)	79	(63)	(5,692)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	2,627	—	—	2,627

Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371

(1)	Includes unrealized depreciation of $7,720 in 2009 related to investments in SPAC and SPAC 2, and the related writeoff of these investments in 2010. See Note 10 to the consolidated financial statements for additional information on these investments.

The following table presents credit-related information for the investment portfolios as of December 31.

(Dollars in thousands)	2011	2010	2009
Total loans
Medallion loans	$307,167	$323,126	$321,915
Commercial loans	54,159	76,866	77,922

Total loans	361,326	399,992	399,837
Investment in Medallion Bank and other controlled subsidiaries	85,932	78,735	72,279
Equity investments (1)	4,577	4,789	3,017
Investment securities	—	—	—

Net investments	$451,835	$483,516	$475,133

Net investments at Medallion Bank and other controlled subsidiaries	$588,220	$536,835	$439,409
Managed net investments	$956,626	$946,343	$846,542
Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—
Commercial loans	(14,298)	(11,217)	(4,236)

Total loans	(14,298)	(11,217)	(4,236)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Equity investments	1,105	201	(376)
Investment securities	—	—	—

Total unrealized depreciation on investments (2)	($13,193)	($11,016)	($4,612)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,862)	($13,501)	($13,519)
Managed total unrealized depreciation on investments (2)	($27,055)	($24,517)	($18,131)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%
Commercial loans	(20.86)	(12.69)	(5.13)
Total loans	(3.81)	(2.73)	(1.05)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	31.82	4.37	(11.10)
Investment securities	—	—	—
Net investments	(2.84)	(2.23)	(0.96)

Net investments at Medallion Bank and other controlled subsidiaries	(2.33%)	(2.48%)	(3.02%)
Managed net investments	(2.77%)	(2.54%)	(2.11%)
(1)	Represents common stock and warrants held as investments.

(2)	Excludes $0, $1,389, and $1,593 for unrealized appreciation on Medallion Hamptons Holding, a wholly owned subsidiary, and $0, $0, and $6,966 for unrealized depreciation on the SPAC at December 31, 2011, 2010, and 2009.

(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the years ended December 31, 2011, 2010, and 2009.

(Dollars in thousands)	2011	2010	2009
Realized gains (losses) on loans and equity investments (1)
Medallion loans	$—	$—	$915
Commercial loans	(2,672)	(40)	(5,050)

Total loans	(2,672)	(40)	(4,135)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	(8,258)	—
Equity investments	2,126	1,439	—
Investment securities	—	—	—

Total realized gains (losses) on loans and equity investments (2)	($546)	($6,859)	($4,135)

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(6,264)	(11,474)	(11,333)

Total managed realized gains (losses) on loans and equity investments (2)	($6,810)	($18,333)	($15,468)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%	0.25%
Commercial loans	(3.34)	(0.05)	(5.64)
Total loans	(0.68)	(0.01)	(0.90)
Investment in Medallion Bank and other controlled subsidiaries	—	(11.04)	—
Equity investments	55.30	41.04	—
Investment securities	—	—	—
Net investments	(0.11)	(1.43)	(0.77)

Net investments at Medallion Bank and other controlled subsidiaries	(1.10%)	(2.33%)	(2.65%)
Managed net investments	(0.70%)	(2.03%)	(1.72%)

(1)	Includes realized gains (losses) of $0, $0, and ($1) for the years ended December 31, 2011, 2010, and 2009, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

(2)	Excludes $779 of net realized losses in 2010, related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2011, 2010, and 2009.

(Dollars in thousands)	2011	2010	2009
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$825	$545	($333)
Unrealized depreciation (1)	(5,629)	(7,139)	(4,747)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries (2)	7,668	12,535	(5,671)
Realized gains	—	—	—
Realized losses (1)	2,627	950	3,986
Unrealized gains (losses) on foreclosed properties and other assets	3,455	2,153	3,742

Total	$8,946	$9,044	($3,023)

Net realized gains (losses) on investments
Realized gains	$—	$—	$—
Realized losses (3)	(2,627)	(8,423)	(3,986)
Other gains	2,171	1,581	—
Direct recoveries (charge-offs) (4)	(90)	(796)	(148)
Realized gains (losses) on foreclosed properties and other assets	—	—	(1)

Total	($546)	($7,638)	($4,135)

(1)	Includes unrealized depreciation of $759 in 2009 related to the $759 investment in SPAC 2, and the related writeoff of $759 in 2010, which was carried in other assets on the consolidated balance sheet.

(2)	Includes $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded in 2010, that was reversed during 2010, upon the writeoff of the SPAC investment.

(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in 2010. See Note 10 for additional information on these investments.

(4)	Includes $817 of direct chargeoffs related to the settlement of the liabilities associated with the writeoff of SPAC and SPAC 2 in 2010, all of which represented a reversal of accrued expenses.

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 19%, 16%, and 15% of our total portfolio at December 31, 2011, 2010, and 2009. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We have held discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including an aggregate $1,750,000 contributed in January 2009. Separately, Medallion Bank declared dividends to us of $5,500,000 in 2011, $4,000,000 in 2010, and $4,000,000 in 2009. Without the capital infusions by us, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if we maintained our dividend at the existing levels, a portion of those dividends would have represented a tax-free return of capital. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at December 31, 2011, 2010, and 2009. Equity investments were 1%, 1% and less than 1% of our total managed portfolio at December 31, 2011, 2010, and 2009. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at December 31, 2011, 2010, and 2009. Investment securities were 3%, 2%, and 2% of our total managed portfolio at December 31, 2011, 2010, and 2009. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the years ended December 31, 2011, 2010, and 2009. Our average balances decreased and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold during the year. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, and the repricing of term borrowings.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2011
Revolving lines of credit	$3,034	$174,081	1.74%
SBA debentures	4,508	76,719	5.88
Notes payable to banks	3,458	75,859	4.56
Preferred securities	2,538	33,000	7.69

Total	$13,538	$359,659	3.76

Medallion Bank borrowings	6,058	486,414	1.25

Total managed borrowings	$19,596	$846,073	2.32

December 31, 2010
Revolving lines of credit	$3,205	$181,489	1.77%
SBA debentures	5,449	85,113	6.40
Notes payable to banks	3,393	67,041	5.06
Preferred securities	2,538	33,000	7.69

Total	$14,585	$366,643	3.98

Medallion Bank borrowings	7,478	416,062	1.80

Total managed borrowings	$22,063	$782,705	2.82

December 31, 2009
Revolving lines of credit	$6,489	$253,388	2.56%
SBA debentures	5,725	88,250	6.49
Notes payable to banks	2,124	44,165	4.81
Preferred securities	2,538	33,000	7.69

Total	$16,876	$418,803	4.03

Medallion Bank borrowings	11,046	361,613	3.06

Total managed borrowings	$27,922	$780,416	3.58

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2011, 2010, and 2009, short-term adjustable rate debt constituted 68%, 67%, and 70% of total debt, and was 28%, 30%, and 36% on a fully managed basis including the borrowings of Medallion Bank.

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

Unlike certain lending institutions, we are not permitted to establish reserves for loan losses, but adjust quarterly the valuation of the loan portfolio to reflect our estimate of the current value of the total loan portfolio. Since no ready market exists for our loans, fair value is subject to our Board of Directors’ good faith determination. In determining such fair value, our Board of Directors considers factors such as the financial condition of its borrowers and the adequacy of their collateral. Any change in the fair value of portfolio loans or other investments as determined by our Board of Directors is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations but has no impact on net investment income or distributable income.

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

Consolidated Results of Operations

For the Years Ended December 31, 2011 and 2010

Net increase in net assets resulting from operations was $19,163,000 or $1.09 per diluted common share in 2011, up $7,884,000 or 70% from $11,279,000 or $0.64 per share in 2010, primarily reflecting higher net realized/unrealized gains, lower operating expenses, and higher net interest income, partially offset by lower noninterest income. Net investment income after taxes was $10,763,000 or $0.61 per share in 2011, up $890,000 or 9% from $9,873,000 or $0.56 in 2010.

Investment income was $37,227,000 in 2011, down $26,000 from $37,253,000 a year ago, and included $4,070,000 from interest recoveries and bonuses on certain investments in 2011, compared to $2,678,000 in 2010. Also included in 2011 and 2010 were $5,500,000 and $4,000,000 in dividends from Medallion Bank, respectively. Excluding those items, investment income decreased $2,918,000 or 10%, primarily reflecting changes in the yields earned and the sourcing of a greater proportion of our business to Medallion Bank. The yield on the investment portfolio was 8.01% in 2011, up 1% from 7.91% in 2010. Excluding the extra interest and dividends, the 2011 yield was down 8% to 5.95% from 6.49% in 2010, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $464,541,000 in 2011, down 1% from $471,105,000 a year ago, primarily reflecting portfolio growth, partially offset by loan participations sold and loan payments received.

Medallion loans were $307,167,000 at year end, down $15,959,000 or 5% from $323,126,000 a year ago, representing 68% of the investment portfolio compared to 67% a year ago, and were yielding 5.11% compared to 5.90% a year ago, a decrease of 13%, reflecting the repricing of the portfolio to lower current market interest rates. The decrease in outstandings primarily reflected sold participations and repayments, primarily in the New York market, partially offset by portfolio growth. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $676,533,000 at year end, up $29,006,000 or 4% from $647,527,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank, particularly in the New York market. The commercial loan portfolio was $54,159,000 at year end, compared to $76,866,000 a year ago, a decrease of $22,707,000 or 30%, and represented 12% of the investment portfolio compared to 16% a year ago. The decrease primarily reflected repayments and reserve increases in the high-yield mezzanine loan portfolio. Commercial loans yielded 12.06% at year end, down 3% from 12.44% a year ago, reflecting the general reduction in market interest rates and changes in the portfolio mix. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $115,371,000 at year end, down $21,914,000 or 16% from $137,285,000 a year ago, primarily reflecting the changes described above and increases in Medallion Bank’s asset-based portfolio, mostly offset by decreases in other secured commercial loans. Investments in Medallion Bank and other controlled subsidiaries were $85,932,000 at year end, up $7,197,000 or 9% from $78,735,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank, and which represented 19% of the investment portfolio, compared to 16% a year ago, and which yielded 6.40% at year end, compared to 5.08% a year ago, reflecting the increased 2011 fourth quarter dividend from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,577,000 at year end, down $212,000 or 4% from $4,789,000 a year ago, primarily reflecting portfolio dispositions, partially offset by portfolio appreciation, and represented 1% of the investment portfolio at both year ends, and had a dividend yield of 2.26%, compared to 1.48% a year ago. Investment securities were zero at both year ends. See page 38 for a table that shows balances and yields by type of investment.

Interest expense was $13,538,000 in 2011, down $1,047,000 or 7% from $14,585,000 in 2010. The decrease in interest expense was primarily due to the decreased cost of borrowed funds. The cost of borrowed funds was 3.76% in 2011, compared to 3.98% a year ago, a decrease of 6%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $359,659,000 in 2011, compared to $366,643,000 a year ago, a decrease of 2%, primarily reflecting the stabilization of our borrowing needs as much of our portfolio growth was in Medallion Bank. See page 45 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $23,689,000 and the net interest margin was 5.10% in 2011, up $1,021,000 or 5% from $22,668,000 a year ago, which represented a net interest margin of 4.81%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $1,185,000 in 2011, down $2,348,000 or 66% from $3,533,000 a year ago, primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank, and lower prepayment fees. Excluded from noninterest income in 2011 was $5,492,000, compared to $412,000 in 2010, of servicing fee income, which beginning in the 2010 fourth quarter was assigned to Medallion Servicing Corp. (MSC), a wholly-owned unconsolidated portfolio company, established for the purpose of conducting most of the servicing activities for Medallion Bank.

Operating expenses were $14,111,000 in 2011, down $2,217,000 or 14% from $16,328,000 in 2010, which included $1,622,000 of 2010 expense reversals associated with potential liabilities of the SPAC’s. Also, excluded from operating expenses in 2011 and 2010 was $5,659,000 and $349,000, respectively, of servicing-related expenses, which beginning in the 2010 fourth quarter were charged to MSC. Excluding the SPAC and MSC amounts, operating expenses increased $1,471,000 or 8% in 2011. Salaries and benefits expense was $8,480,000 in the year, down $2,059,000 or 20% from $10,539,000 in 2010, and which reflected $3,908,000 and $225,000 of MSC allocations in 2011 and 2010. Excluding the MSC allocations, salaries and benefits expense increased $1,624,000 or 15%, primarily reflecting higher salary levels and bonus accruals. Professional fees were $1,515,000 in 2011, down $824,000 or 35% from $2,339,000 a year ago, and which reflected $250,000 and $25,000 of MSC allocations in 2011 and 2010. Excluding the MSC allocations, professional fees expense decreased $599,000 or 25%, primarily reflecting higher 2010 legal and other professional expenses related to costs associated with a cancelled equity initiative, various investment opportunities, and the MFC reorganization, and lower accounting costs in 2011. Occupancy expense was $911,000 in 2011, down $419,000 or 32% from $1,330,000 in 2010, and which reflected $550,000 and $43,000 of MSC allocations in 2011 and 2010. Excluding the MSC allocations, occupancy expense increased $88,000 or 6%, primarily reflecting scheduled rent increases. Other operating expenses of $3,205,000 in 2011 were up $1,085,000 or 51% from $2,120,000 a year ago, primarily reflecting $1,622,000 of 2010 expense reversals associated with potential liabilities of the SPAC’s, and also which reflected $951,000 and $56,000 of MSC allocations in 2011 and 2010. Excluding the SPAC and MSC amounts, other operating expenses increased $358,000 or 9%, primarily reflecting lower expense reimbursements from Medallion Bank and higher travel and entertainment expenses.

Income tax expense was $0 in 2011 and 2010.

Net change in unrealized appreciation on investments was $8,946,000 in 2011, compared to $9,044,000 in 2010, a decrease in appreciation of $98,000 or 1%. Net change in unrealized appreciation (depreciation), net of the net change in unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries, was appreciation of $1,278,000 in 2011, compared to depreciation of $3,491,000 in 2010, resulting in increased appreciation of $4,769,000 in 2011. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2011 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $7,668,000, net appreciation on foreclosed property of $3,455,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,627,000, and net unrealized appreciation on equity investments of $904,000, partially offset by net unrealized depreciation on loans of $5,708,000. The 2010 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $12,535,000, net appreciation on foreclosed property of $2,153,000, reversals of unrealized depreciation associated with equity investments (SPAC 2) which were charged off of $759,000, net unrealized appreciation on equity investments of $556,000, and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $191,000, partially offset by net unrealized depreciation on loans of $7,150,000. The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $5,500,000 in 2011 and $4,000,000 in 2010, and also in 2010 included the reversal of unrealized depreciation of $7,473,000 related to the writeoffs of the SPAC investments realized in the 2010 first quarter.

Our net realized losses on investments were $546,000 in 2011, compared to $7,638,000 in 2010, a decrease in realized losses of $7,092,000 in 2011. The 2011 activity reflected gains on the sale of equity investments of $2,171,000 and net direct chargeoffs of $90,000. The 2010 activity reflected the reversals described in the unrealized paragraph above and net direct chargeoffs of $796,000, partially offset by net direct gains on the sale of investments of $1,581,000.

Our net realized/unrealized gains on investments were $8,400,000 in 2011, compared to $1,406,000 in 2010, an increase of $6,994,000 of net gains in the year, reflecting the above.

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

Medallion loans were $323,126,000 at year end, up $1,211,000 from $321,915,000 a year ago, representing 67% of the investment portfolio compared to 68% a year ago, and were yielding 5.90% compared to 6.23% a year ago, a decrease of 5%. The increase in outstandings primarily reflected portfolio growth, partially offset by sold participations and repayments. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $647,527,000 at year end, up $63,133,000 or 11% from $584,394,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank. The commercial loan portfolio was $76,866,000 at year end, compared to $77,922,000 a year ago, a decrease of $1,056,000 or 1%, and represented 16% of the investment portfolio in both years. The decrease primarily reflected repayments of other secured commercial loans and reserve increases in the high-yield mezzanine loan portfolio, mostly offset by portfolio growth in the mezzanine and asset-based portfolios. Commercial loans yielded 12.45% at year end, down 2% from 12.71% a year ago, reflecting the general reduction in market interest rates. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $138,158,000 at year end, up $2,145,000 or 2% from $136,013,000 a year ago, primarily reflecting the changes described above and increases in Medallion Bank’s asset-based portfolio, and by the net decrease in third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries were $78,735,000 at year end, up $6,456,000 or 9% from $72,279,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank, and which represented 16% of the investment portfolio, compared to 15% a year ago, and which yielded 5.08% at year end, compared to 5.53% a year ago. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,789,000 at year end, up $1,772,000 or 59% from $3,017,000 a year ago, primarily reflecting increased equity purchases and portfolio appreciation, and represented 1% of the investment portfolio at both year ends, and had a dividend yield of 1.48%, compared to 2.50% a year ago. Investment securities were zero at both year ends. See page 38 for a table that shows balances and yields by type of investment.

Interest expense was $14,585,000 in 2010, down $2,291,000 or 14% from $16,876,000 in 2009. The decrease in interest expense was primarily due to decreased levels of borrowings. The cost of borrowed funds was 3.98% in 2010, compared to 4.03% a year ago, a decrease of 1%, reflecting the stabilization of interest rates, the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $366,643,000 in 2010, compared to $418,803,000 a year ago, a decrease of 12%, primarily reflecting decreased borrowings as portfolio outstandings declined. See page 45 for a table which shows average balances and cost of funds for our funding sources.

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

Net change in unrealized appreciation on investments was $9,044,000 in 2010, compared to depreciation of $3,023,000 in 2009, an increase in appreciation of $12,067,000. Net change in unrealized depreciation, net of the net unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries was $3,491,000 in 2010, compared to appreciation of $2,648,000 in 2009, resulting in decreased appreciation of $6,139,000 in 2010. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2010 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $12,535,000, net appreciation on foreclosed property of $2,153,000, reversals of unrealized depreciation associated with equity investments (SPAC 2) which were charged off of $759,000, net unrealized appreciation on equity investments of $556,000, and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $191,000, partially offset by net unrealized depreciation on loans of $7,150,000. The 2009 activity resulted from net depreciation on Medallion Bank and other controlled subsidiaries of $5,671,000, net unrealized depreciation on loans of $3,507,000, and net unrealized depreciation on equity investments of $1,573,000, partially offset by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $3,986,000, net appreciation on foreclosed property of $3,724,000, and reversals of unrealized depreciation associated with foreclosed properties that were sold of $18,000. The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $4,000,000 in each of 2010 and 2009. Also included were unrealized depreciation of $6,965,000 in 2009, and the subsequent reversal of unrealized depreciation of $7,473,000 in 2010, related to the writeoffs of the SPAC investments realized in the 2010 first quarter.

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

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of medallion, commercial, and consumer loans; and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of credit facilities with banks and other lenders, bank certificates of deposit, and SBA debentures).

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $69,685,000 with a weighted average interest rate of 5.44%, constituting 20% of our total indebtedness as of December 31, 2011. Also, as of December 31, 2011, portions of the adjustable rate debt with banks repriced at intervals of as long as 10 months, and certain of the certificates of deposit were for terms of up to 35 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2011, compared to the respective positions at the end of 2010 and 2009. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2011 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$9,388	$—	$—	$—	$—	$—	$—	$9,388
Adjustable rate	17,179	61	—	563	—	—	—	17,803
Fixed-rate	32,730	64,752	137,213	68,853	36,883	6,603	1,096	348,130
Cash	29,352	—	—	—	—	—	—	29,352

Total earning assets	$88,649	$64,813	$137,213	$69,416	$36,883	$6,603	$1,096	$404,673

Interest bearing liabilities
Revolving lines of credit	$180,566	$—	$—	$—	$—	$—	$—	$180,566
Notes payable to banks	35,396	6,635	28,584	—	3,913	—	—	74,528
SBA debentures	3,000	19,450	13,500	9,250	—	—	24,485	69,685
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$251,962	$26,085	$42,084	$9,250	$3,913	$—	$24,485	$357,779

Interest rate gap	($163,313)	$38,728	$95,129	$60,166	$32,970	$6,603	($23,389)	$46,894

Cumulative interest rate gap (2)	($163,313)	($124,585)	($29,456)	$30,710	$63,680	$70,283	$46,894	—

December 31, 2010 (2)	($121,343)	($85,323)	$33,820	$39,954	$62,579	$62,709	$48,006	—
December 31, 2009 (2)	($129,336)	($39,371)	$28,151	$57,045	$65,972	$65,089	$54,992	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (40%), (28%), and (30%), as of December 31, 2011, 2010, and 2009, and was (26%), (29%), and (25%) on a combined basis with Medallion Bank.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($57,386) or (14%) for December 31, 2011, compared to ($30,928) or (7%) and ($34,286) or (8%) for December 31, 2010 and 2009, respectively, and was ($60,584) or (6%), ($114,994) or (12%), and ($85,130) or (9%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $404,673,000 and interest rate sensitive liabilities were $357,779,000 at December 31, 2011. The one-year cumulative interest rate gap was a negative $163,313,000 or 40% of interest rate sensitive assets, compared to a negative $121,343,000 or 28% at December 31, 2010 and $129,336,000 or 30% at December 31, 2009. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $57,386,000 or 14% at December 31, 2011. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,029,380,000 and interest rate sensitive liabilities were $872,108,000 at December 31, 2011. The one-year cumulative interest rate gap was a negative $272,395,000 or 26% of interest rate sensitive assets, compared to a negative $289,178,000 or 29% and $225,251,000 or 25% at December 31, 2010 and 2009. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $60,584,000 or 6% at December 31, 2011.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, we entered into contracts to purchase interest rate caps on $512,000,000 of notional value of principal from various multinational banks, of which $175,000,000 are active with termination dates ranging to March 2013. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $407,000 were generally fully expensed when paid, including $93,000, $142,000, and $171,000 in 2011, 2010, and 2009, respectively, and all are carried at $0 on the balance sheet at December 31, 2011.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to purchase debentures from the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $19,434,000 of availability, $72,700,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $5,000,000.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $107,500,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $30,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at December 31, 2011. See Note 4 to the consolidated financial statements on page F-17 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$180,566	50%	1.45%
Notes payable to banks	74,528	21	3.77
SBA debentures	69,685	20	5.44
Preferred securities	33,000	9	7.68

Total outstanding debt	$357,779	100%	3.29

Deposits at Medallion Bank	514,329	—	0.73%

Total outstanding debt, including Medallion Bank	$872,108	—	1.78

(1)	Weighted average contractual rate as of December 31, 2011.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2011.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	More than 5 years	Total
Revolving lines of credit	$—	$180,566	$—	$—	$—	$—	$180,566
Notes payable to banks	15,798	23,528	30,413	—	3,915	874	74,528
SBA debentures	3,000	19,450	13,500	9,250	—	24,485	69,685
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$18,798	$223,544	$43,913	$9,250	$3,915	$58,359	$357,779

Deposits at Medallion Bank	269,339	184,669	60,321	—	—	—	514,329

Total, including Medallion Bank	$288,137	$408,213	$104,234	$9,250	$3,915	$58,359	$872,108

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2011 by approximately $1,477,000 on an annualized basis, compared to a positive impact of $1,291,000 at December 31, 2010, and the impact of such an immediate increase of 1% over a one year period would have been ($1,665,000) at December 31, 2011, compared to ($2,026,000) for December 31, 2010. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2011. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2010
Cash	$1,630	$2,970	$12,521	$2,088	$10,143	$—	$29,352	$17,303
Bank loans	53,170	94,058	—	—	—	—	$147,228	97,578
Amounts undisbursed	17,600	55,100	—	—	—	—	72,700	10,500
Amounts outstanding	35,570	38,958	—	—	—	—	74,528	87,078
Average interest rate	3.69%	3.86%	—	—	—	—	3.77%	4.41%
Maturity	7/12-1/16	3/12-2/17	—	—	—	—	3/12-2/17	1/11-2/17
Preferred securities	33,000	—	—	—	—	—	$33,000	$33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	200,000	—	—	—	—	$200,000	$200,000
Amounts undisbursed	—	19,434	—	—	—	—	19,434	19,796
Amounts outstanding	—	180,566	—	—	—	—	180,566	180,204
Average interest rate	—	1.45%	—	—	—	—	1.45%	1.31%
Maturity	—	12/13	—	—	—	—	12/13	12/13
SBA debentures	—	—	34,250	—	40,435	—	$74,685	$92,735
Amounts undisbursed	—	—	5,000	—	—	—	5,000	12,485
Amounts outstanding	—	—	29,250	—	40,435	—	69,685	80,250
Average interest rate	—	—	5.43%	—	5.45%	—	5.44%	5.48%
Maturity	—	—	3/14-3/21	—	9/12-3/21	—	9/12-3/21	9/11-3/21

Total cash and amounts remaining undisbursed under credit facilities	$19,230	$77,504	$17,521	$2,088	$10,143	$—	$126,486	$60,084

Total debt outstanding	$68,570	$219,524	$29,250	$—	$40,435	$—	$357,779	$380,532

Including Medallion Bank
Cash	—	—	—	—	—	$28,626	$28,626	$16,980
Deposits	—	—	—	—	—	514,329	514,329	468,957
Average interest rate	—	—	—	—	—	0.73%	0.73%	1.34%
Maturity	—	—	—	—	—	1/12-12/14	1/12-12/14	1/11-9/13

Total cash and amounts remaining undisbursed under credit facilities	$19,230	$77,504	$17,521	$2,088	$10,143	$28,626	$155,112	$77,064

Total debt outstanding	$68,570	$219,524	$29,250	$—	$40,435	$514,329	$872,108	$849,489

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $19,434,000 under our revolving credit agreement with DZ Bank as of December 31, 2011. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to offsetting and related arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. As the amendment impacts disclosures only, it will not have an effect on our financial condition or results of operation.

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

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if there is a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2011 by approximately $1,477,000 on an annualized basis, compared to a positive impact of $1,291,000 at December 31, 2010, and the impact of such an immediate increase of 1% over a one year period would have been ($1,665,000) at December 31, 2011, compared to ($2,026,000) for December 31, 2010. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2011 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2011 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company including the consolidated summary schedule of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2011, and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2011, and our report dated March 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ WeiserMazars LLP

New York, New York

March 27, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2012 for its fiscal year 2012 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2012 for our fiscal year 2012 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2012 for our fiscal year 2012 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2012 for our fiscal year 2012 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2012 for our fiscal year 2012 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Amended and Restated Loan and Security Agreement, dated as of March 28, 2011, by and among Medallion Financial Corp., Medallion Funding LLC, and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

4.2	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Employment Agreement, dated August 3, 2006, by and between Medallion Financial Corp. and Michael Kowalsky. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.5	Medallion Financial Corp. Amended and Restated 1996 Non-Employee Directors Stock Option Plan. Filed as Exhibit A to the Company’s Request Form on Amendment and the Order by the Commission approving the plan as of April 3, 2000 (File No. 812-11800) and incorporated by reference herein.*

10.6	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.7	2006 Non-Employee Director Stock Option Plan. Filed as Exhibit I to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.8	2009 Employee Restricted Stock Plan. Filed as Exhibit I to our definitive proxy statement for our 2010 Annual Meeting of Shareholders filed on April 29, 2010 (File No. 814-00188) and incorporated by reference herein.*

10.9	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.10	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.11	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.12	Amended and Restated Loan and Security Agreement, dated as of March 28, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.13	First Amendment to Amended and Restated Loan and Security Agreement, dated September 1, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2011 (File No. 814-00188) and incorporated by reference herein.

10.14	Amended and Restated Unlimited Guaranty, dated March 28, 2011, by Medallion Funding LLC, in favor of Sterling National Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.15	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.16	Commitment Letter, dated September 20, 2006, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on October 10, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.17	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 7, 2010. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.18	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on September 8, 2010. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.19	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.20	Amended and Restated Trust Agreement, dated as of June 7, 2007, among Medallion Financial Corp. as depositor, Wilmington Trust Company as property trustee and Delaware trustee and the Administrative Trustees named therein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.21	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.22	Loan and Security Agreement, dated as of December 12, 2008, among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.23	Amendment No. 1 to Loan and Security Agreement, dated as of August 5, 2009, by and among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009 (File No. 814-00188) and incorporated by reference herein.

10.24	Servicing Agreement, dated as of December 12, 2008, by and among Taxi Medallion Loan Trust III, Medallion Funding Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.25	Loan Sale and Contribution Agreement, dated December 12, 2008, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust III. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.26	Amended and Restated Trust Agreement, dated as of December 12, 2008, by and between Medallion Funding Corp. and US Bank Trust, N.A. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.27	Limited Recourse Guaranty, dated as of December 12, 2008, by Medallion Funding Corp., in favor of Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.28	Performance Guaranty, dated as of December 12, 2008, by Medallion Financial Corp., in favor of Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.29	Reaffirmation Agreement, dated as of February 26, 2010, by and among Medallion Funding LLC, Taxi Medallion Loan Trust III, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, in its capacity as Agent, and Wells Fargo Bank, National Association. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 5, 2010 (File No. 814-00188) and incorporated by reference herein.

10.30	Custodial Agreement, dated as of December 12, 2008, among DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, Taxi Medallion Loan Trust III, Wells Fargo Bank, National Association, and Medallion Funding Corp. Filed as Exhibit j.2 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.31	Custodian Agreement, effective July 23, 2003, among Wells Fargo Bank Minnesota, National Association, as custodian, and Medallion Financial Corp., Medallion Funding Corp. and Freshstart Venture Capital Corp. Filed as Exhibit j.1 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity. Filed herewith.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of WeiserMazars LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Certification of Alvin Murstein pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

99.2	Certification of Larry D. Hall pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

99.3	Consolidated Schedules of Investments as of December 31, 2011 and 2010. Filed herewith.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

Date: March 27, 2012

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein	Chairman of the Board of Directors	March 27, 2012
Alvin Murstein	and Chief Executive Officer (Principal Executive Officer)

/s/ Larry D. Hall	Senior Vice President and Chief Financial Officer	March 27, 2012
Larry D. Hall	(Principal Financial and Accounting Officer)

/s/ Andrew M. Murstein	President and Director	March 27, 2012
Andrew M. Murstein

/s/ Henry L. Aaron	Director	March 27, 2012
Henry L. Aaron

/s/ Mario M. Cuomo	Director	March 27, 2012
Mario M. Cuomo

/s/ Henry D. Jackson	Director	March 27, 2012
Henry D. Jackson

/s/ Stanley Kreitman	Director	March 27, 2012
Stanley Kreitman

/s/ Frederick A. Menowitz	Director	March 27, 2012
Frederick A. Menowitz

/s/ David L. Rudnick	Director	March 27, 2012
David L. Rudnick

/s/ Lowell P. Weicker, Jr.	Director	March 27, 2012
Lowell P. Weicker, Jr.

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Medallion Financial Corp.

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the consolidated summary schedule of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2011 and the selected financial ratios and other data (see note 13) for each of the five years in the five-year period ended December 31, 2011. We have also audited the consolidated schedules of investments in and advances to affiliates as of and for the years ended December 31, 2011 and 2010. These consolidated financial statements, selected financial ratios and other data, and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements, selected financial ratios and other data, and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements, selected financial ratios and other data, and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2011 and 2010. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected financial ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of their operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2011 and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2011, in conformity with US generally accepted accounting principles. Also, in our opinion, the consolidated schedules of investments in and advances to affiliates, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ WeiserMazars LLP

New York, New York

March 27, 2012

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009
Interest income on investments	$30,225	$31,918	$36,072
Dividends and interest income on short-term investments (1)	5,606	4,111	4,151
Medallion lease income	1,396	1,224	1,180

Total investment income	37,227	37,253	41,403

Total interest expense(2)	13,538	14,585	16,876

Net interest income	23,689	22,668	24,527

Total noninterest income	1,185	3,533	3,383

Salaries and benefits	8,480	10,539	10,989
Professional fees	1,515	2,339	1,554
Occupancy expense	911	1,330	1,275
Other operating expenses(3)	3,205	2,120	5,912

Total operating expenses	14,111	16,328	19,730

Net investment income before income taxes(1) (4)	10,763	9,873	8,180
Income tax (provision) benefit	—	—	—

Net investment income after income taxes	10,763	9,873	8,180

Net realized losses on investments	(546)	(7,638)	(4,135)

Net change in unrealized appreciation (depreciation) on investments	1,278	(3,491)	2,648
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries	7,668	12,535	(5,671)

Net unrealized appreciation (depreciation) on investments	8,946	9,044	(3,023)

Net realized/unrealized gains (losses) on investments	8,400	1,406	(7,158)

Net increase in net assets resulting from operations	$19,163	$11,279	$1,022

Net increase in net assets resulting from operations per common share
Basic	$1.10	$0.64	$0.06
Diluted	$1.09	$0.64	$0.06

Dividends declared per share	$0.74	$0.61	$0.72

Weighted average common shares outstanding
Basic	17,426,097	17,501,414	17,569,688
Diluted	17,659,831	17,631,928	17,691,437

(1)	Includes $5,500, $4,000, and $4,000 of dividend income in 2011, 2010, and 2009 from Medallion Bank.

(2)	Average borrowings outstanding were $359,659, $366,643, and $418,803, and the related average borrowing costs were 3.76%, 3.98%, and 4.03% for the years ended December 31, 2011, 2010, and 2009.

(3)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s that were reclassified to realized losses on investments and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC in 2010, and includes $1,622 of costs related to the winding up of operations of the SPAC’s in 2009. See notes 10 and 12 for additional information.

(4)	Includes $889, $3,422, and $2,871 of net revenues received from Medallion Bank for the years ended December 31, 2011, 2010, and 2009 primarily for servicing fees, loan origination fees, and expense reimbursements. See notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2011	December 31, 2010
Assets
Medallion loans, at fair value	$307,167	$323,126
Commercial loans, at fair value (1)	54,159	76,866
Investment in Medallion Bank and other controlled subsidiaries, at fair value	85,932	78,735
Equity investments, at fair value	4,577	4,789
Investment securities, at fair value	—	—

Net investments ($252,660 at December 31, 2011 and $260,111 at December 31, 2010 pledged as collateral under borrowing arrangements)	451,835	483,516
Cash and cash equivalents ($0 at December 31, 2011 and 2010 restricted as to use by lender)	29,352	17,303
Accrued interest receivable	1,120	1,441
Fixed assets, net	466	419
Goodwill, net	5,069	5,069
Other assets, net	49,189	42,564

Total assets	$537,031	$550,312

Liabilities
Accounts payable and accrued expenses	$6,040	$5,102
Accrued interest payable	1,708	1,913
Funds borrowed	357,779	380,532

Total liabilities	365,527	387,547

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 19,320,303 shares at December 31, 2011 and 18,992,319 shares at December 31, 2010 issued)	192	190
Treasury stock at cost (1,600,733 shares at December 31, 2011 and 1,592,086 shares at December 31, 2010)	(14,304)	(14,225)
Capital in excess of par value	180,982	179,079
Accumulated undistributed net investment loss	(6,737)	(12,372)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	11,371	10,093

Total shareholders’ equity (net assets)	171,504	162,765

Total liabilities and shareholders’ equity	$537,031	$550,312

Number of common shares outstanding	17,719,570	17,400,233
Net asset value per share	$9.68	$9.35

(1)	Includes a $3,100 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009
Net investment income after income taxes	$10,763	$9,873	$8,180
Net realized losses on investments	(546)	(7,638)	(4,135)
Net unrealized appreciation (depreciation) on investments	8,946	9,044	(3,023)

Net increase in net assets resulting from operations	19,163	11,279	1,022

Investment income, net	(12,251)	(10,511)	(13,060)
Realized gains from investment transactions, net	—	—	(295)

Dividends and distributions to shareholders (1)	(12,251)	(10,511)	(13,355)

Stock – based compensation expense	228	223	234
Exercise of stock options	1,677	10	130
Treasury stock acquired	(78)	(1,213)	—

Capital share transactions	1,827	(980)	364

Total increase (decrease) in net assets	8,739	(212)	(11,969)
Net assets at the beginning of the year	162,765	162,977	174,946

Net assets at the end of the year(2)	$171,504	$162,765	$162,977

Capital share activity
Common stock issued, beginning of year	18,992,319	18,990,119	18,963,466
Exercise of stock options	248,316	2,200	26,653
Issuance of restricted stock, net	79,668	—	—

Common stock issued, end of year	19,320,303	18,992,319	18,990,119

Treasury stock, beginning of year	(1,592,086)	(1,414,242)	(1,414,242)
Treasury stock acquired	(8,647)	(177,844)	—

Treasury stock, end of year	(1,600,733)	(1,592,086)	(1,414,242)

Common stock outstanding	17,719,570	17,400,233	17,575,877

(1)	Dividends declared were $0.74, $0.61, and $0.72 per share for the years ended December 31, 2011, 2010, and 2009.

(2)	Includes $1,134, $2,941, and $5,160 of undistributed net investment income and $0, $0, and $0 of undistributed net realized gains on investments at December 31, 2011, 2010, and 2009.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$19,163	$11,279	$1,022
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	1,316	1,421	1,718
(Accretion) amortization of origination costs, net	58	(333)	(57)
Increase in net unrealized (appreciation) depreciation on investments	(1,278)	3,491	(2,648)
Increase in unrealized (appreciation) depreciation on Medallion Bank and other controlled subsidiaries	(7,668)	(12,535)	5,671
Net realized losses on investments	546	7,638	4,135
Stock-based compensation expense	228	223	234
Decrease in accrued interest receivable	321	220	488
Increase in other assets, net	(4,012)	(2,025)	(1,223)
Increase (decrease) in accounts payable and accrued expenses	939	(2,366)	394
Increase (decrease) in accrued interest payable	(206)	(294)	191

Net cash provided by operating activities	9,407	6,719	9,925

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(198,084)	(219,737)	(174,868)
Proceeds from principal receipts, sales, and maturities of investments	233,875	213,139	262,970
(Investments in) capital returned by Medallion Bank and other controlled subsidiaries, net	474	(2,179)	(3,200)
Capital expenditures	(216)	(336)	(149)

Net cash provided by (used for) investing activities	36,049	(9,113)	84,753

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	201,689	173,790	286,284
Repayments of funds borrowed	(213,879)	(167,780)	(366,411)
Issuance of SBA debentures	7,485	8,500	—
Repayments of SBA debentures	(18,050)	(16,500)	—
Proceeds from exercise of stock options	1,677	10	130
Purchase of treasury stock at cost	(78)	(1,213)	—
Payments of declared dividends	(12,251)	(10,511)	(13,355)

Net cash used for financing activities	(33,407)	(13,704)	(93,352)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,049	(16,098)	1,326
CASH and cash equivalents, beginning of year	17,303	33,401	32,075

CASH and cash equivalents, end of year	$29,352	$17,303	$33,401

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$12,598	$13,676	$15,225
Cash paid during the year for income taxes	—	—	—
Non-cash investing activities-net transfers to (from) other assets	303	—	480

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

On March 26, 2009, the Company formed a new wholly-owned New York limited liability company subsidiary, Medallion Funding LLC. On February 26, 2010, Medallion Funding Corp. merged into Medallion Funding LLC and following the merger, Medallion Funding LLC was the surviving entity and the successor-in-interest to Medallion Funding Corp.’s business. There was no business or operational change resulting from this corporate restructuring. For federal and most state tax purposes, Medallion Funding LLC is treated as a disregarded entity, and is subsumed in the tax return of the Company. Medallion Funding LLC maintains its status as an SBIC.

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $215,933,000 at December 31, 2011, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,163,000 at December 31, 2011, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits, and includes $1,000,000 related to a compensating balance requirement of a regional banking organization.

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

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investment securities under the 1940 Act and are recorded at fair value. As part of the fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, and which are carried in other assets on the consolidated balance sheet, are valued similarly.

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 20% and 17% of the investment portfolio at December 31, 2011 and 2010, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $2,456,000 and $1,669,000 at December 31, 2011 and 2010, and non-marketable securities of $2,121,000 and $3,120,000 in the comparable periods. The $85,932,000 and $78,735,000 related to portfolio investments in controlled subsidiaries at December 31, 2011 and 2010 were all non-marketable in each period. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 68% and 67% of the Company’s investment portfolio at December 31, 2011 and 2010 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 74% were in New York City at December 31, 2011 and 2010. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (12% and 16% at December 31, 2011 and 2010) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. Approximately 28% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 19%, 1%, and 0% at December 31, 2011 and 16%, 1%, and 0% at December 31, 2010.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 63% and 62% at December 31, 2011 and 2010 (78% and 76% in New York City), commercial loans were 13% and 16%, and 20% and 19% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers. Investment securities were 3% and 2% at December 31, 2011 and 2010, and equity investments (including investments in controlled subsidiaries) were 1% at both year ends.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2011 and 2010, net loan origination costs (fees) were $304,000 and ($27,000). Net amortization income (expense) for the years ended December 31, 2011, 2010, and 2009 was $58,000, $333,000, and $57,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2011 and 2010, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2011, 2010, and 2009.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2011, 2010, and 2009, total non-accrual loans were $25,795,000, $22,477,000, and $19,784,000, and represented 7%, 5%, and 5% of the gross medallion and commercial loan portfolio at each year end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $12,311,000, $10,612,000, and $7,114,000 as of December 31, 2011, 2010, and 2009, of which $4,349,000, $3,503,000, and $3,207,000 would have been recognized in the years ended December 31, 2011, 2010, and 2009.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $432,385,000 and $386,034,000 at December 31, 2011 and 2010, and included $370,068,000 and $332,053,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of December 31, 2011 and 2010. In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on net investments was $11,371,000, $10,093,000, and $6,619,000 as of December 31, 2011, 2010, and 2009. Our investment in Medallion Bank, a wholly owned portfolio investment, is a also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2011, 2010, and 2009.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2008	$—	($5,115)	$437	$15,614	$10,936
Net change in unrealized
Appreciation on investments	—	—	(333)	4,242	3,909
Depreciation on investments(1)	(3)	(3,504)	(8,205)	(519)	(12,231)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(900)	(900)
Losses on investments	3	3,983	—	919	4,905
Other	—	400	—	(400)	—

Balance December 31, 2009	—	(4,236)	(8,101)	18,956	6,619
Net change in unrealized
Appreciation on investments	—	—	545	2,153	2,698
Depreciation on investments	—	(7,172)	(475)	—	(7,647)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments(1)	—	191	8,232	—	8,423

Balance December 31, 2010	—	(11,217)	201	21,109	10,093
Net change in unrealized
Appreciation on investments	—	—	825	3,518	4,343
Depreciation on investments	—	(5,708)	79	(63)	(5,692)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	2,627	—	—	2,627

Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371

(1)	Includes unrealized depreciation of $7,720 in 2009 related to investments in SPAC and SPAC 2, and the related writeoff of these investments in 2010. See Note 10 for additional information on these investments.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2011, 2010, and 2009.

(Dollars in thousands)	2011	2010	2009
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$825	$545	($333)
Unrealized depreciation (1)	(5,629)	(7,139)	(4,747)
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries(2)	7,668	12,535	(5,671)
Realized gains	—	—	—
Realized losses(1)	2,627	950	3,986
Unrealized gains (losses) on foreclosed properties and other assets	3,455	2,153	3,742

Total	$8,946	$9,044	($3,023)

Net realized gains (losses) on investments
Realized gains	$—	$—	$—
Realized losses(3)	(2,627)	(8,423)	(3,986)
Other gains	2,171	1,581	—
Direct recoveries (charge-offs) (4)	(90)	(796)	(148)
Realized gains (losses) on foreclosed properties and other assets	—	—	(1)

Total	($546)	($7,638)	($4,135)

(1)	Includes unrealized depreciation of $759 in 2009 related to the $759 investment in SPAC 2, and the related writeoff of $759 in 2010, which was carried in other assets on the consolidated balance sheet.
(2)	Includes $6,966 of net unrealized depreciation in 2009 related to the investment in SPAC, including $508 that was recorded in 2010, that was reversed during 2010, upon the writeoff of the SPAC investment.
(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in 2010. See Note 10 for additional information on these investments.
(4)	Includes $817 of direct chargeoffs related to the settlement of the liabilities associated with the writeoff of SPAC and SPAC 2 in 2010, all of which represented a reversal of accrued expenses.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of December 31, 2011 and 2010.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment
With no related allowance recorded, December 31, 2011
Medallion	$—	$—	$—
Commercial (1) (2)	$25,795	$31,735	$25,565

(1)	As of December 31, 2011, $14,157 of unrealized depreciation has been recorded as a valuation allowance with regards to the impaired commercial loans.
(2)	Interest income of $1,081 attributed to commercial loans was recognized during the year.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment
With no related allowance recorded, December 31, 2010
Medallion	$—	$—	$—
Commercial (1) (2)	$22,477	$22,592	$21,846

(1)	As of December 31, 2010, $11,065 of unrealized depreciation has been recorded as a valuation allowance with regards to the impaired commercial loans.
(2)	Interest income of $389 attributed to commercial loans was recognized during the year.

The following tables show the aging of medallion and commercial loans as of December 31, 2011 and 2010.

December 31, 2011	Days Past Due			Total			Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +		Current	Total
Medallion loans	$4,316	$556	$35	$4,907	$301,864	$306,771	$35

Commercial loans
Secured mezzanine	—	2,415	14,930	17,345	34,277	51,622	—
Asset-based receivable	—	—	—	—	9,388	9,388	—
Other secured commercial	104	—	390	494	7,045	7,539	—

Total commercial loans	104	2,415	15,320	17,839	50,710	68,549	—

Total	$4,420	$2,971	$15,355	$22,746	$352,574	$375,320	$35

December 31, 2010	Days Past Due			Total			Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +		Current	Total
Medallion Loans	$8,847	$2,395	$361	$11,603	$311,227	$322,830	$361

Commercial Loans
Secured mezzanine	—	—	6,985	6,985	61,314	68,299	—
Asset-based receivable	—	—	—	—	10,234	10,234	—
Other secured commercial	—	345	1,364	1,709	8,164	9,873	—

Total Commercial Loans	—	345	8,349	8,694	79,712	88,406	—

Total	$8,847	$2,740	$8,710	$20,297	$390,939	$411,236	$361

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not the relevant reporting unit’s fair value is greater than its carrying amount for 2011, and that the goodwill impairment testing is not required. For 2010 and prior periods, the Company tested its goodwill for impairment, and engaged a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of December 31, 2011. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $170,000, $218,000, and $258,000 for the years ended December 31, 2011, 2010, and 2009.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $1,052,000, $1,060,000, and $1,289,000 for the years ended December 31, 2011, 2010, and 2009. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off, including $759,000 related to the investment in SPAC 2, which was fully reserved for in 2009 and written off in 2010, and $485,000 related to costs associated with a canceled equity offering. The amounts on the balance sheet for all of these purposes were $2,206,000 and $2,854,000 at December 31, 2011, and 2010.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2010 and 2009, and anticipates qualifying and filing as a RIC for 2011. As a result, no provisions for income taxes have been recorded for the years ended December 31, 2011, 2010, and 2009. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Net increase in net assets resulting from operations available to common shareholders	$19,163	$11,279	$1,022

Weighted average common shares outstanding applicable to basic EPS	17,426,097	17,501,414	17,569,688
Effect of dilutive stock options	218,448	130,514	121,749
Effect of restricted stock grants	15,286	—	—

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,659,831	17,631,928	17,691,437

Basic earnings per share	$1.10	$0.64	$0.06
Diluted earnings per share	1.09	0.64	0.06

Potentially dilutive common shares excluded from the above calculations aggregated 290,396, 1,005,171, and 1,061,602 shares as of December 31, 2011, 2010, and 2009.

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

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During 2011, the Company issued 79,800 restricted shares of stock-based compensation awards, and during 2010 and 2009, the Company issued 68,500 and 68,667 shares of stock-based compensation awards, and recognized $228,000, $223,000, and $234,000, or $0.01, $0.01, and $0.01 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $556,000, which is expected to be recognized over the next 12 quarters (see Note 5).

Dividends to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Dividends paid from
Investment income, net	$12,251	$10,511	$13,060
Realized gains from investment transactions, net	—	—	295

Total dividends	$12,251	$10,511	$13,355

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2011, the Company anticipates paying an estimated $1,134,000 of ordinary income dividends for tax purposes by September 15, 2012.

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, the Company entered into contracts to purchase interest rate caps on $512,000,000 of notional value of principal from various multinational banks, of which $175,000,000 are active with termination dates ranging to March 2013. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $407,000, were generally fully expensed when paid, including $93,000, $142,000, and $171,000 in 2011, 2010, and 2009, respectively and all are carried at $0 on the balance sheet at December 31, 2011.

Reclassifications and Other Presentation Matters

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations. In addition, the Company has adjusted the presentation of its 2010 consolidated summary schedule of investments to provide additional information.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2011, 2010, and 2009.

(Dollars in thousands)	2011	2010	2009
Statement of operations
Investment income	$51,291	$47,273	$44,681
Interest expense	6,058	7,478	11,046

Net interest income	45,233	39,795	33,635
Noninterest income	635	520	429
Operating expenses	13,756	10,827	9,858

Net investment income before income taxes	32,112	29,488	24,206
Income tax provision	9,487	6,718	3,659

Net investment income after income taxes	22,625	22,770	20,547
Net realized/unrealized losses of Medallion Bank	(6,850)	(11,502)	(13,981)

Net increase in net assets resulting from operations of Medallion Bank	15,775	11,268	6,566
Unrealized depreciation on Medallion Bank (1)	(6,635)	(5,230)	(4,715)
Net realized/unrealized gains (losses) of controlled subsidiaries other than Medallion Bank	(1,472)	6,497	(7,522)

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$7,668	$12,535	($5,671)

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Loans	$561,865	$516,378
Investment securities, at fair value	26,537	20,787

Net investments ($0 pledged as collateral under borrowing arrangements at December 31, 2011 and 2010) (1)	588,402	537,165
Cash ($0 at December 31, 2011 and 2010 restricted as to use by lender)	28,626	16,980
Other assets, net	11,881	14,504

Total assets	$628,909	$568,649

Other liabilities	$4,316	$2,519
Due to affiliates	964	1,113
Deposits and federal funds purchased, including accrued interest payable	514,779	470,112

Total liabilities	520,059	473,744
Medallion Bank equity (2)	108,850	94,905

Total liabilities and equity	$628,909	$568,649

Investment in other controlled subsidiaries	$3,080	$4,727
Total investment in Medallion Bank and other controlled subsidiaries	85,932	78,735

(1)	Included in Medallion Bank’s net investments is $183 and $330 for purchased loan premium at December 31, 2011 and 2010.

(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF) at December 31, 2011, and $21,498 of preferred stock issued to the US Treasury under the Troubled Asset Relief Program (TARP) at December 31, 2010.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2011 and 2010, the net premium on investment securities totaled $403,000 and $164,000, and $76,000, $67,000, and $69,000 was amortized to interest income for the years ended December 31, 2011, 2010, and 2009. Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2011 and 2010, net loan origination costs were $5,597,000 and $5,559,000. Net amortization expense for the years ended December 31, 2011, 2010, and 2009 was $2,188,000, $2,242,000, and $1,826,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2011, $2,264,000 or 1% of consumer loans, and no commercial and medallion loans were on nonaccrual, compared to $2,686,000 or 1% of consumer loans, $329,000 or less than 1% of commercial loans, and no medallion loans on nonaccrual at December 31, 2010, and $3,321,000 or 2% of consumer loans, $1,124,000 or 2% of commercial loans, and no medallion loans on nonaccrual at December 31, 2009. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $44,000, $138,000, and $233,000 for the years ended December 31, 2011, 2010, and 2009.

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

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2011 and 2010 was $1,250,000 and $883,000, and $1,053,000, $1,007,000, and $1,069,000 was amortized to interest expense during 2011, 2010, and 2009. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2011	December 31, 2010	Interest Rate (1)
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter
Deposits	$269,339	$184,669	$60,321	$—	$—	$—	$514,329	$468,957	0.73%

(1)	Weighted average contractual rate as of December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier I Leverage Capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including an aggregate of $1,750,000 contributed in January 2009. Separately, Medallion Bank declared dividends to the Company of $5,500,000 in 2011, $4,000,000 in 2010, and $4,000,000 in 2009. Without the capital infusions by us, a portion of the Medallion Bank dividends would have been retained to ensure Medallion Bank met its capital ratio requirements, and in such circumstance, if we maintained our dividend at the existing levels, a portion of those dividends would have represented a tax-free return of capital.

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, Medallion Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the Small Business Lending Fund Program (SBLF). The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. The Bank pays a dividend rate of 1% on the Series E.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of December 31, 2011 and 2010, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of December 31, 2011, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		December 31, 2011	December 31, 2010
(Dollars in Thousands)	Minimum	Well-capitalized
Tier I capital	$—	$—	$107,009	$93,866
Total capital	—	—	114,504	100,762
Average assets	—	—	604,329	552,603
Risk-weighted assets	—	—	592,528	544,935
Leverage ratio (1)	4%	5%	17.7%	17.0%
Tier I capital ratio (2)	4	6	18.1	17.2
Total capital ratio (2)	8	10	19.3	18.5

(1)	Calculated by dividing Tier I capital by average assets.

(2)	Calculated by dividing Tier I or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2011	December 31, 2010	Interest Rate (1)
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter
Revolving lines of credit	$—	$180,566	$—	$—	$—	$—	$180,566	$180,204	1.45%
Notes payable to banks	15,798	23,528	30,413	—	3,915	874	74,528	87,078	3.77
SBA debentures	3,000	19,450	13,500	9,250	—	24,485	69,685	80,250	5.44
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68

Total	$18,798	$223,544	$43,913	$9,250	$3,915	$58,359	$357,779	$380,532	3.29

(1)	Weighted average contractual rate as of December 31, 2011.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $180,566,000 was outstanding at December 31, 2011. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.30% at December 31, 2011) plus 0.75%, or 90 day LIBOR (0.58% at December 31, 2011) plus 0.50%; plus 0.95%.

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

(B) SBA DEBENTURES

In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of December 31, 2011, $106,985,000 of commitments had been fully utilized, and $5,000,000 was available for borrowing.

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

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on our consolidated balance sheets. The table below summarizes the key attributes of our various borrowing arrangements with banks as of December 31, 2011.

(Dollars in thousands)
Borrower	# of Banks/ Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at December 31, 2011	Monthly Payment	Average Interest Rate at December 31, 2011	Interest Rate Index (1)
MFC	4/7	11/09 - 9/10	7/12 - 2/17	Participated loans treated as financings	$5,195	$4,908	Proportionate to the payments received on the participated loans	4.39%	4.39% (4)
Medallion Chicago	3/28	12/11	12/14	Term loans secured by owned Chicago medallions (2)	26,151	26,151	$139 principal & interest	4.04%	N/A
The Company	4/6	1/09 - 7/11	7/12 - 1/16	Participated loans treated as financings	18,259	18,169	Proportionate to the payments received on the participated loans	4.15%	N/A
The Company	2/3	3/11 - 9/11	6/13 - 5/14	Revolving line of credit secured by pledged loans	35,000	17,400	Interest only	3.00% + 0.25% unused fee	LIBOR + 2%, 3% floor; Prime + 0.5% , 4% floor; LIBOR + 2% or Prime – 0.5%, 3% floor
MFC	4/4	1/05 - 8/11	3/12 - 8/13	Revolving line of credit secured by pledged loans (3)	63,000	7,900	Interest only	2.92%	Prime + 0.50%; LIBOR + 2%, 3% floor; LIBOR + 2.5%, or LIBOR + 2%, 3% floor

					$147,605	$74,528

(1)	At December 31, 2011, 30 day LIBOR was 0.30%, 360 day LIBOR was 1.13%, and the prime rate was 3.25%.

(2)	$16,087 guaranteed by the Company.

(3)	Guaranteed by the Company.

(4)	Generally, each of these notes reprice on their one year anniversary date at the greater of the current interest rate, or the prime rate plus an index, which ranges from 0.25% to 0.50%. One $542 loan remains fixed to term at 5.50%, and one $670 loan remains fixed to term at 4.125%.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.58% at December 31, 2011) plus 2.13%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At December 31, 2011, $33,000,000 was outstanding on the preferred securities. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At December 31, 2011, 161,155 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At December 31, 2011, no shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of December 31, 2011, 720,332 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At December 31, 2011, 1,179,563 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,111,007 options were exercisable, and there were 79,668 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during 2011. The weighted average fair value of options granted was $0.96 and $0.91 per share for the years ended December 31, 2010 and 2009. The following assumption categories are used to determine the value of any option grants.

	Year ended December 31,
	2011	2010	2009
Risk free interest rate	NA	2.77%	2.89%
Expected dividend yield	NA	8.00	8.00
Expected life of option in years (1)	NA	6.00	6.00
Expected volatility (2)	NA	30.00	30.00

(1)	Expected life is calculated using the simplified method.

(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the years ended December 31, 2011, 2010, and 2009.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,729,187	$3.50-18.75	$10.25
Granted	68,667	7.49-7.62	7.57
Cancelled	(295,269)	7.68-18.75	16.68
Exercised (1)	(26,653)	3.50-5.51	4.87

Outstanding at December 31, 2009	1,475,932	3.50-17.94	8.93
Granted	68,500	7.17-8.21	8.06
Cancelled	(46,264)	9.22-17.94	13.79
Exercised (1)	(2,200)	4.85	4.85

Outstanding at December 31, 2010	1,495,968	3.50-14.63	8.75
Granted	—	—	—
Cancelled	(68,089)	4.85-14.63	12.35
Exercised (1)	(248,316)	3.87-11.21	6.75

Outstanding at December 31, 2011 (2)	1,179,563	$3.50-13.06	$8.96

Options exercisable at
December 31, 2009	1,084,562	$3.50-17.94	$8.84
December 31, 2010	1,232,807	3.50-14.63	8.73
December 31, 2011 (2)	1,111,007	3.50-13.06	9.02

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $1,184,000, $8,000, and $45,000 for 2011, 2010, and 2009.

(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2011 and the related exercise price of the underlying options, was $3,107,000 for outstanding options and $2,868,000 for exercisable options as of December 31, 2011.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan, which commenced activity during 2011.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2010	—	$—	$—
Granted	79,800	7.99-11.53	8.48
Cancelled	(132)	7.99	7.99
Vested (1)	—	—	—

Outstanding at December 31, 2011 (2)	79,668	$7.99-11.53	$8.48

(1)	The aggregate fair value of the restricted stock vested was $0 for 2011.

(2)	The aggregate fair value of the restricted stock was $907,000 as of December 31, 2011.

The following table presents the activity for the unvested options outstanding under the plan for the year ended December 31, 2011.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2010	263,161	$7.17-11.21	$8.83
Granted	—	—	—
Cancelled	—	—	—
Vested	(194,605)	7.17-11.21	9.16

Outstanding at December 31, 2011	68,556	$7.17-8.21	$7.89

The intrinsic value of the options vested was $57,000, $3,000, and $1,000 in 2011, 2010, and 2009.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2011 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
	Shares at December 31, 2011	Weighted average		Shares at December 31, 2011	Weighted average
Range of Exercise Prices		Remaining contractual life in years	Exercise price		Remaining contractual life in years	Exercise price
$3.50-5.51	212,947	0.61	$4.78	212,947	0.61	$4.78
6.89-13.06	966,616	5.60	9.88	898,060	5.42	10.03

$3.50-13.06	1,179,563	4.70	8.96	1,111,007	4.50	9.02

The following table summarizes information regarding restricted stock outstanding at December 31, 2011 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
	Shares at December 31, 2011	Weighted average
Range of Grant Prices		Remaining vesting period in years	Grant price
$7.99-11.53	79,668	2.25	$8.48

(6) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2011, 2010, and 2009.

(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
2011 Quarter Ended
Investment income	$9,597	$8,413	$8,029	$11,188
Net investment income after income taxes	2,841	1,479	1,376	5,067
Net increase in net assets resulting from operations	4,280	4,416	4,835	5,632
Net increase in net assets resulting from operations per common share
Basic	$0.25	$0.25	$0.28	$0.32
Diluted	0.24	0.25	0.27	0.32

2010 Quarter Ended
Investment income	$9,230	$9,360	$9,553	$9,110
Net investment income after income taxes	2,232	2,940	2,368	2,333
Net increase in net assets resulting from operations	109	3,035	3,468	4,667
Net increase in net assets resulting from operations per common share
Basic	$0.01	$0.17	$0.20	$0.27
Diluted	0.01	0.17	0.20	0.27

2009 Quarter Ended
Investment income	$10,734	$10,613	$10,196	$9,560
Net investment income after income taxes	1,909	2,116	2,001	2,154
Net increase (decrease) in net assets resulting from operations	1,889	2,003	2,889	(5,759	) (1)
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.11	$0.11	$0.16	($0.33)
Diluted	0.11	0.11	0.16	(0.33)

(1)	Includes $9,342 of charges associated with writing off the Company’s investments in the SPAC’s.

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to offsetting and related arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. As the amendment impacts disclosures only, it will not have an effect on the Company’s financial condition or results of operation.

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

Employment agreements expire at various dates through 2016. At December 31, 2011, minimum payments under employment agreements are as follows:

(Dollars in thousands)
2012	$952
2013	625
2014	625
2015	624
2016	260
Thereafter	—

Total	$3,086

(b) Other Commitments

The Company had portfolio commitments outstanding of $697,000 at December 31, 2011. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $33,834,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through December 31, 2021. At December 31, 2011, minimum rental commitments for non-cancelable leases are as follows:

(Dollars in thousands)
2012	$1,117
2013	978
2014	978
2015	978
2016	524
Thereafter	357

Total	$4,932

Occupancy expense was $911,000, $1,330,000, and $1,275,000 for the years ended December 31, 2011, 2010, and 2009.

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $421,000, $468,000, and $522,000 in 2011, 2010, and 2009.

At December 31, 2011, 2010, and 2009, the Company or MSC serviced $370,068,000, $332,053,000 and $229,810,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $5,492,000 and $412,000 of servicing fee income was earned by MSC in the years ended December 31, 2011 and 2010.

The following table summarizes the net revenues received from Medallion Bank.

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Loan origination fees	$625	$819	$849
Reimbursement of operating expenses	243	509	215
Servicing fees	21	2,094	1,805
Interest income	—	—	2

Total other income	$889	$3,422	$2,871

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

The Company had agreed to indemnify the SPAC in the event of the SPAC’s liquidation for all claims of any vendors, service providers, or other entities that were owed money by the SPAC for services rendered or contracted for, or for products sold to the SPAC, including claims of any prospective acquisition targets. At December 31, 2009, the SPAC’s liabilities exceeded its cash on hand by $1,581,000. The SPAC negotiated these liabilities downwards, and obtained forbearance from those associated with a failed deal, and during 2010, $1,292,000 of the expenses were paid, $310,000 were forgiven, and there were no remaining claims outstanding.

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

SPAC 2

Included in deferred costs in other assets at December 31, 2009 was $759,000 of investments in and loans to a special purpose acquisition company, National Security Solutions, Inc. (SPAC 2), 74%-owned by the Company, which was in organization prior to registration with the SEC to register units for sale in an initial public offering. As a result of the market conditions which led to the failure of the SPAC, it was determined to cease activities related to SPAC 2, and as a result, the investment was fully reserved for with a $759,000 charge to unrealized depreciation during the year ended December 31, 2009, and was fully written off to realized losses in 2010. In addition, the Company had additional realized losses of $20,000 in 2010.

(11) SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases, which expires in May 2012. In November 2004, the repurchase program was increased by an additional $10,000,000. As of December 31, 2011, a total of 1,580,615 shares had been repurchased for $13,971,973.

(12) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Prepayment fees	$561	$729	$662
Servicing fees	277	2,462	2,181
Late charges	213	192	277
Other	134	150	263

Total noninterest income	$1,185	$3,533	$3,383

Prepayment fees decreased in 2011 compared to 2010 due to a lower level of prepayment activity as interest rates appear to have bottomed. The decrease in servicing fees in 2011 primarily reflected the absence of servicing fees from Medallion Bank, which are reflected as income earned by MSC, an unconsolidated portfolio investment of the Company, beginning in December 2010.

The major components of other operating expenses were as follows.

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Travel, meals, and entertainment	$808	$866	$1,135
Miscellaneous taxes	424	485	371
Directors’ fees	405	537	579
Office expense	232	338	365
Insurance	180	223	237
Depreciation and amortization	170	218	258
Telephone	163	246	242
Loan collection costs and other investment costs	74	(1,545)	1,810
Other expenses	749	752	915

Total other operating expenses	$3,205	$2,120	$5,912

Most expense categories were lower in 2011 as a result of the costs which are being allocated to MSC for servicing-related activities. Travel, meals, and entertainment decreased due to a decrease in investment development activities in 2011. Miscellaneous taxes were lower in 2011 due to higher franchise and excise taxes in the prior year. Loan collection costs and other investment costs reflected $1,312,000 of expense reversals related to the costs of winding up the operations of the SPAC’s in 2010 that were reclassed to realized losses on investments, and $310,000 that was reversed as a result of favorable negotiations with the creditors of the SPAC, charges that were originally recorded in 2009.

(13) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Net share data
Net asset value at the beginning of the year	$9.35	$9.27	$9.97	$9.86	$9.73
Net investment income	0.61	0.56	0.46	0.85	0.30
Income tax (provision) benefit	0.00	0.00	0.00	0.00	0.00
Net realized gains (losses) on investments	(0.03)	(0.43)	(0.23)	(0.21)	0.80
Net change in unrealized appreciation (depreciation) on investments	0.51	0.51	(0.17)	0.22	(0.23)

Net increase in net assets resulting from operations	1.09	0.64	0.06	0.86	0.87
Issuance of common stock	(0.04)	—	—	—	(0.01)
Repurchase of common stock	—	0.03	—	—	0.01
Distribution of net investment income	(0.70)	(0.60)	(0.76)	(0.76)	(0.45)
Distribution of net realized gains on investments	—	—	—	—	(0.31)
Other	(0.02)	0.01	—	0.01	0.02

Total increase (decrease) in net asset value	0.33	0.08	(0.70)	0.11	0.13

Net asset value at the end of the year (1)	$9.68	$9.35	$9.27	$9.97	$9.86

Per share market value at beginning of year	$8.20	$8.17	$7.63	$10.02	$12.37
Per share market value at end of year	11.38	8.20	8.17	7.63	10.02
Total return (2)	49%	8%	18%	(16%)	(13%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$171,504	$162,765	$162,977	$174,946	$172,423
Average net assets	166,738	161,620	172,558	174,082	171,503
Total expense ratio (3) (4) (5)	17%	19%	21%	24%	28%
Operating expenses to average net assets (4) (5)	8.46	10.10	11.43	9.95	10.40
Net investment income after taxes to average net assets (5)	6.46	6.11	4.74	8.67	3.09

(1)	Includes $0.06, $0.17, $0.29, $0.08, and $0.16 of undistributed net investment income per share as of December 31, 2011, 2010, 2009, 2008, and 2007, and $0.00 of undistributed net realized gains per share for all years presented.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC in 2010, and includes $1,622 of costs related to winding up the operations of the SPAC’s in 2009. Excluding these amounts, the total expense ratios were 20% in 2010 and 2009, and the operating expense ratios were 11.11% and 10.49%.
(5)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $5,492, and $412, and operating expenses of $5,659 and $349, which formerly were the Company’s, were now MSC’s for the years ended December 31, 2011 and 2010. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 20%, 12%, and 6.36% in 2011 and 20%, 11.32%, and 6.15% in 2010, also including the amounts referred to in footnote 4 to this table.

(14) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company matches employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank and other unconsolidated, wholly-owned portfolio companies, was approximately $154,000, $134,000, and $111,000 for the years ended December 31, 2011, 2010, and 2009.

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2011 and 2010, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$451,835	$451,835	$483,516	$483,516
Cash	29,352	29,352	17,303	17,303
Accrued interest receivable	1,120	1,120	1,441	1,441
Financial liabilities
Funds borrowed	357,779	357,779	380,532	380,532
Accrued interest payable	1,708	1,708	1,913	1,913

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

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	$307,167	$307,167	$307,167	$307,167
2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$307,167	$307,167
Commercial loans	—	—	54,159	54,159
Investment in Medallion Bank and other controlled subsidiaries	—	—	85,932	85,932
Equity investments	231	—	4,346	4,577
Other assets	—	43,822	—	43,822

	$307,167	$307,167	$307,167	$307,167
2010 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$323,126	$323,126
Commercial loans	—	—	76,866	76,866
Investment in Medallion Bank and other controlled subsidiaries	—	—	78,735	78,735
Equity investments	280	—	4,509	4,789
Other assets	—	37,476	—	37,476

Included in level 3 investments in other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in a start-up businesses engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the years ended December 31, 2011 and 2010.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2010	$323,126	$76,866	$78,735	$4,509	—
Gains (losses) included in earnings	—	(5,754)	13,168	3,080	—
Purchases, investments, and issuances	191,871	6,213	3,434	—	—
Sales, maturities, settlements, and distributions	(207,830)	(23,166)	(9,405)	(3,243)	—

December 31, 2011	307,167	54,159	85,932	4,346	—

Amounts related to held assets(1)	$—	($5,708)	$13,168	$606	—

(1)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2009	$321,915	$77,922	$71,736	$2,769	—
Gains (losses) included in earnings	—	(7,021)	9,569	1,985	—
Purchases, investments, and issuances	201,372	17,111	2,519	1,254	—
Sales, maturities, settlements, and distributions	(200,161)	(11,146)	(5,089)	(1,499)	—
Transfers in (out)	—	—	—	—	—

December 31, 2010	323,126	76,866	78,735	4,509	—

Amounts related to held assets(1)	$—	($7,203)	$9,569	$545	—

(1)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2010.

(17) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through March 27, 2012, the date of financial statement issuance.

On March 1, 2012, the Company prepaid $11,250,000 of its SBA debentures.

On February 16, 2012, the Company’s board of directors declared a $0.20 per share common stock dividend, payable on March 30, 2012 to shareholders of record on March 23, 2012.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2011

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2011 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					502	133%	4.66%	$154,686	$227,426	$227,480
	Sean Cab Corp ##	Term loan	12/9/2011	12/08/15	1	2%	3.60%	$3,774	$3,775	$3,770
	Lena Cab Corp ##	Term loan	12/9/2011	12/09/15	1	2%	3.60%	$3,774	$3,775	$3,770
	Sifnos, Van-Dim, Kitriani Incs ##	Term loan	6/8/2010	06/07/15	1	2%	5.25%		$2,611	$2,607
	Real Cab Corp ##	Term loan	7/20/2007	07/20/17	1	1%	6.75%		$2,546	$2,541
	Cabbo Service Corp ##	Term loan	9/7/2010	09/07/13	1	1%	5.00%		$1,801	$1,792
	Lety Cab Corp ##	Term loan	10/21/2010	10/20/15	1	1%	4.00%		$1,647	$1,645
	Slo Cab Corp ##	Term loan	7/20/2007	07/20/17	1	1%	6.75%		$1,528	$1,524
	Sandhu & Baath Inc ##	Term loan	5/10/2011	05/10/14	1	1%	4.75%	$1,320	$1,303	$1,304
	Orys Trans Corp ##	Term loan	9/26/2011	09/26/14	1	1%	4.00%	$1,300	$1,296	$1,296
	Cafe Service Co Inc ##	Term loan	11/9/2011	11/09/16	1	1%	4.40%	$1,275	$1,274	$1,274
	Bunty & Jyoti Inc ##	Term loan	11/22/2011	11/22/14	1	1%	4.25%	$1,264	$1,263	$1,263
	Sonu-Seema Corp ##	Term loan	11/22/2011	11/22/14	1	1%	4.25%	$1,264	$1,263	$1,263
	Spurt Cab Corp ##	Term loan	4/1/2011	10/01/13	1	1%	4.75%	$1,275	$1,258	$1,261
	Januko Transit Inc ##	Term loan	12/9/2011	12/09/15	1	1%	3.60%	$1,258	$1,258	$1,258
	Nancy Transit Inc ##	Term loan	4/6/2011	04/06/14	1	1%	4.50%	$1,275	$1,258	$1,257
	Fenway Cab Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Slate Cab Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Yankl Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Munkach Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Sapphire Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	W Mit Trans Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Brini Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Daf Cab Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	W. Vil Trans Corp ##	Term loan	3/22/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Sabrinush Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Mamkale Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	New Direction Cab Corp ##	Term loan	11/18/2011	11/18/14	1	1%	4.00%	$1,200	$1,195	$1,200
	Ride Yellow Llc ##	Term loan	1/14/2011	02/15/16	1	1%	4.88%	$1,200	$1,200	$1,200
	Hoyt Cab Corp ##	Term loan	2/18/2011	02/18/14	1	1%	4.50%	$1,200	$1,200	$1,200
Various New York &&	2.67% to 14.00% ##		8/17/98 to 12/23/2011	12/6/11 to 9/10/2023	473	106%	4.75%	$119,282	$182,159	$182,250
Boston &&	3.25% to 9.66% ##	Term loan	6/12/07 to 11/17/2011	06/12/12 to 07/11/16	59	10%	6.56%	$7,118	$16,955	$17,012
Cambridge	5.50% to 9.22% ##	Term loan	3/28/08 to 11/23/11	03/19/12 to 11/18/20	21	4%	6.62%	$1,405	$6,179	$6,198
Chicago					136	20%	5.79%	$35,709	$34,200	$34,352
	Cozy Cab et al ##	Term loan	12/22/2011	12/22/14	1	2%	5.50%	$3,031	$3,031	$2,999
	Sweetgrass Peach & Chadwick Cap ##	Term loan	11/23/2011	11/23/14	1	1%	5.75%	$1,530	$1,525	$1,527
Various Chicago	5.00% to 10.30% ##	Term loan	4/29/05 to 12/16/2011	03/10/12 to 12/16/16	134	17%	5.82%	$31,148	$29,644	$29,825
Newark &&	6.00% to 9.00% ##	Term loan	4/6/00 to 12/8/2011	01/11/12 to 12/08/21	109	10%	7.38%	$6,009	$17,693	$17,790
Other					21	3%	6.54%	$2,930	$4,318	$4,335
Philadelphia	Dorit Matityahu ##	Term loan	8/4/2011	08/04/14	1	1%	6.25%	$2,209	$2,187	$2,189
Various Other &&	5.43% to 11.50% ##	Term loan	10/15/04 to 9/22/11	02/15/12 to 3/10/2018	20	1%	6.84%	$721	$2,131	$2,147

Total medallion loans ($243,057 pledged as collateral under borrowing arrangements)					848	179%	5.11%	$207,858	$306,771	$307,167

Commercial Loans
Secured mezzanine (18% Florida, 14% Minnesota, 14% Oklahoma, 10% Indiana, 9% California, 7% Texas and 28% all other states) (2)
Manufacturing
+	Reel Power (capitalized interest of $86 per footnote 2) (interest rate includes PIK interest of 2%)	Term loan	08/04/08	02/04/14	1	2%	14.00%		$3,586	$3,586
	Process Fab (capitalized interest of $384 per footnote 2) & (interest rate includes PIK interest of 3%)	Term loan	04/17/08	04/17/15	1	2%	14.00%		$4,884	$3,358
	Motion Tech (capitalized interest of $189 per footnote 2) (interest rate includes PIK interest of 6%)	Term loan	12/23/10	12/23/15	1	2%	18.00%		$3,189	$3,195
	Imperial (capitalized interest of $4 per footnote 2) (interest rate includes PIK interest of 3%)	Term loan	12/15/11	12/31/16	1	2%	15.00%	$2,800	$2,804	$2,823
+	Packaging Specialists (capitalized interest of $191 per footnote 2) (interest rate includes PIK interest of 6%)	Term loan	04/01/08	04/01/13	1	1%	14.00%		$2,191	$2,191
	Aeration (capitalized interest of $81 per footnote 2) & (interest rate includes PIK interest of 6%)	Term loan	12/31/10	06/30/16	1	1%	18.00%		$2,416	$2,190
	Dynamic Systems (capitalized interest of $74 per footnote 2) (interest rate includes PIK interest of 3.5%)	Term loan	12/23/10	12/23/17	1	1%	15.50%		$2,074	$2,074
+	PACA Foods	Term loan	12/31/10	12/31/15	1	1%	14.00%		$1,500	$1,499
+	PACA Foods	Term loan	12/31/10	12/31/15	1	1%	12.00%		$1,500	$1,499
	Orchard &	Term loan	03/10/99	Matured	1	1%	13.00%		$1,420	$1,220
+	Various Other – 12% to 13% (capitalized interest of $92 per footnote 2) && (interest rate includes PIK interest of 12%)	Term loan	12/15/04 to 10/2/06	03/01/12 to 03/31/13	3	1%	12.34%		$1,896	$1,891
Administrative and Support Services
	Staff One &	Term loan	06/30/08	12/31/13	1	1%	13.00%		$3,306	$1,850

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2011

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2011 Acquisitions (5)	Cost (4)	Fair Value
		Staff One &	Term loan	09/15/11	12/31/13	1	*	13.00%	$100	$100	$100
		Various Other (capitalized interest of $275 per footnote 2) && (interest rate includes PIK interest of 9%)	Term loan	01/14/05	Matured	1	*	19.00%		$5,070	$0
Wholesale Trade
		Twin-Star (interest rate includes PIK interest of 1%)	Term loan	06/01/07	04/24/14	1	2%	13.00%		$4,000	$4,000
	+	Various Other &&	Term loan	03/31/08	03/31/13	1	*	16.00%		$2,484	$101
Accommodation and Food Services		(capitalized interest of $386 per footnote 2) -- 9.25% to 10.00% & (interest rate includes PIK interest of 3.5%)	Term loan	12/22/94 to 11/5/10	10/1/15- 11/5/15	3	1%	9.86%		$3,540	$1,488
Arts, Entertainment, and Recreation		RPAC Racing (capitalized interest of $340 per footnote 2) (interest rate includes PIK interest of 10%)	Term loan	11/19/10	11/19/15	1	2%	10.00%		$3,379	$3,379
Health Care and Social Assistance	+	Various Other &&	Term loan	12/31/98	06/30/17	1	1%	7.00%		$1,386	$986
Retail Trade		(capitalized interest of $143 per footnote 2) && (interest rate includes PIK interest of 3.5%)	Term loan	09/23/97	10/01/15	1	*	10.00%		$752	$376
Professional, Scientific, and Technical Services		Various Other &&	Term loan	10/26/11	11/02/14	1	*	10.00%	$150	$145	$45

Total secured mezzanine (2)						25	22%	14.04%	$3,050	$51,622	$37,851

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2011

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2011 Acquisitions (5)	Cost (4)	Fair Value
Asset-based (82% New York, 13% New Jersey and 5% all other states)
Wholesale Trade
	Newburg Egg Corp. ##	Revolving line of credit	03/16/99	03/16/12	1	1%	6.00%		$1,446	$1,425
	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/12	1	1%	4.50%		$1,349	$1,320
Various Other	4.75% to 6.75% ##	Revolving line of credit	1/23/99 to 11/30/11	01/14/12 to 11/30/12	10	1%	5.51%	$84	$1,593	$1,564
Transportation and Warehousing	5.75% to 8.00% ##	Revolving line of credit	12/31/01 to 7/20/07	02/06/12 to 12/31/12	5	1%	6.51%		$1,885	$1,846
Finance and Insurance	4.25% to 8.25%	Revolving line of credit	2/6/02 to 11/10/11	02/06/12 to 11/10/12	6	*	6.28%	$38	$718	$687
Construction	5.75 % to 6.00% ##	Revolving line of credit	6/29/99 to 7/20/99	06/29/12 to 07/20/12	2	*	5.77%		$666	$656
Retail Trade	4.75% to 6.11% ##	Revolving line of credit	10/19/98 to 8/31/06	07/24/12 to 12/21/12	5	*	5.45%		$649	$630
Administrative and Support Services	5.50% to 5.75%	Revolving line of credit	6/22/04 to 6/30/07	06/22/12 to 06/30/12	2	*	5.59%		$387	$372
Manufacturing	5.50% to 7.00% ##	Revolving line of credit	7/7/04 to 5/6/11	02/18/12 to 11/29/12	7	*	6.55%	$34	$348	$329
Health Care and Social Assistance	5.75% to 6.00% ##	Revolving line of credit	10/2/07 to 12/1/10	10/02/12 to 12/01/12	2	*	5.83%		$289	$275
Accommodation and Food Services	6.00%	Revolving line of credit	04/27/11	04/27/12	1	*	6.00%	$51	$57	$60

Total asset-based ($6,506 pledged as collateral under borrowing arrangements)					42	5%	5.77%	$207	$9,388	$9,165

Other secured commercial (83% New York, 15% New Jersey and 2% Illinois)
Accommodation and Food Services
	Dune Deck Owners Corp ##	Term loan	04/24/07	03/31/14	1	2%	7.25%		$3,097	$3,097
Various Other	8.50% to 12.50%	Term loan	5/25/2005 to 12/23/08	06/25/12 to 07/29/14	5	*	10.21%		$741	$739
Retail Trade	0.00% to 12.00% &&	Term loan	9/13/06 to 8/4/11	01/13/12 to 08/09/16	12	1%	9.31%	$2,045	$2,536	$2,263
Arts, Entertainment, and Recreation	6.5% &&	Term loan	01/24/07	05/28/15	1	*	6.50%		$390	$265
Other Services (except Public Administration)	5.50% to 6.50%	Term loan	1/16/04 to 5/2/09	01/16/14 to 05/02/14	2	*	5.96%		$282	$283
Transportation and Warehousing	6.00% to 6.50%	Term loan	6/8/09 to 12/8/10	01/12/12 to 11/22/13	15	*	6.05%		$276	$285
Real Estate and Rental and Leasing	5.50% to 6.00%	Term loan	4/22/99 to 4/1/10	04/01/15 to 09/01/15	2	*	5.68%		$217	$211

Total other secured commercial loans ($3,097 pledged as collateral under borrowing arrangements)					38	4%	8.06%	$2,045	$7,539	$7,143

Total commercial loans ($9,603 pledged as collateral under borrowing arrangements) (2)					105	32%	12.25%	$5,303	$68,549	$54,159

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank	100% of common stock	05/16/02	None	1	48%	6.58%		$82,852	$82,852
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$2,436	$2,436
Various Other			12/20/04 to 1/5/11	None	3	*	0.00%		$644	$644

Investment in Medallion Bank and other controlled subsidiaries, net					5	50%	6.40%		$85,932	$85,932

Equity investments
Appliance Recycler #	Appliance Recycling Centers of America, Inc.**	8% of common stock	09/10/98	None	1	1%	0.00%		$0	$2,225
Commercial Finance	Convergent Capital, Ltd	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,094	$1,214
NASCAR Race Team	RPAC Racing	30.6% of limited liability interest	11/19/10	None	1	*	0.00%		$454	$454
Machinery Manufacturer +	Reel Power International, Inc.	2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Equipment Manufacturing	Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$365	$0
Various Other			12/5/02 to 11/1/10	None	4	*	6.65%		$1,241	$366

Equity investments, net					9	3%	2.26%		$3,472	$4,577

Investment securities

Investment securities, net					0	0%	0.00%		$0	$0

Net Investments ($252,660 pledged as collateral under borrowing arrangements) (3)					967	263%	6.36%	$213,159	$464,724	$451,835

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $2,246 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 262%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $2,345, $15,538, and $13,193, respectively. The tax cost of investments was $436,120.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2011.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at December 31, 2011

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represent all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments (as adjusted)

December 31, 2010

(Dollars in thousands)		Obligor Name	Security Type (all restricted unless otherwise noted)			Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2010 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York								603	147%	5.52%	$178,710	$239,435	$239,430
		Sifnos, Van-Dim, Kitriani Incs	#	#	Term loan	06/08/10	06/07/15	1	2%	5.25%	$2,800	$2,739	$2,737
		Real Cab Corp	#	#	Term loan	07/20/07	07/20/17	1	2%	6.75%		$2,545	$2,542
		Lena Cab Corp	#	#	Term loan	06/03/08	06/03/16	1	1%	5.00%		$2,416	$2,413
		Cabbo Service Corp	#	#	Term loan	09/07/10	09/07/13	1	1%	5.00%	$1,800	$1,800	$1,790
		Sean Cab Corp	#	#	Term loan	06/02/06	06/03/16	1	1%	5.00%		$1,740	$1,731
		Lety Cab Corp	#	#	Term loan	10/21/10	10/20/13	1	1%	5.00%	$1,687	$1,681	$1,681
		Slo Cab Corp	#	#	Term loan	07/20/07	07/20/17	1	1%	6.75%		$1,527	$1,525
		Emerald I Taxi Corp	#	#	Term loan	05/03/10	05/03/13	1	1%	4.80%	$1,472	$1,472	$1,472
		Sonu-Seema Corp	#	#	Term loan	10/21/10	10/21/13	1	1%	5.75%	$1,250	$1,247	$1,250
		Ride Yellow Llc	#	#	Term loan	03/25/10	03/25/13	1	1%	5.13%	$1,200	$1,200	$1,200
		Honeybee Taxi Llc	#	#	Term loan	03/11/10	03/11/13	1	1%	5.13%	$1,200	$1,200	$1,200
		Bedford Taxi Llc	#	#	Term loan	10/01/10	10/01/13	1	1%	4.75%	$1,204	$1,199	$1,200
		King Ed Taxi Inc	#	#	Term loan	09/07/10	09/03/13	1	1%	5.00%	$1,200	$1,200	$1,194
		Corcovado Cab Corp	#	#	Term loan	09/07/10	09/03/13	1	1%	5.00%	$1,200	$1,200	$1,194
		Dag Taxi Inc	#	#	Term loan	09/01/10	09/01/13	1	1%	5.00%	$1,200	$1,200	$1,193
		Katom Taxi Inc	#	#	Term loan	09/01/10	09/01/13	1	1%	5.00%	$1,200	$1,200	$1,193
		Merry Cab Corp	#	#	Term loan	09/01/10	09/01/13	1	1%	5.00%	$1,200	$1,200	$1,193
		Ocean Hacking Corp	#	#	Term loan	08/17/10	08/16/13	1	1%	5.25%	$1,200	$1,190	$1,190
		Cafe Service Co Inc	#	#	Term loan	06/25/10	06/25/15	1	1%	5.00%	$1,200	$1,188	$1,188
		Lofos Inc	#	#	Term loan	05/12/10	05/12/15	1	1%	5.00%	$1,200	$1,186	$1,188
Various Other		3.75% to 14% &&	#	#	Term loan	5/22/1998 to 12/31/10	11/19/2010 to 9/10/23	583	128%	5.55%	$156,497	$209,105	$209,156
Chicago								151	21%	6.69%	$20,271	$34,832	$34,986
		Chicago Seven Inc	#	#	Term loan	09/10/09	09/10/12	1	1%	6.63%		$2,408	$2,408
		Cozy Cab Co, Et Al	#	#	Term loan	09/09/08	09/24/12	1	1%	7.88%		$2,056	$2,057
Various Other		6.00% to 10.50%	#	#	Term loan	8/6/1999 to 12/29/10	3/16/2011 to 12/21/15	149	19%	6.61%	$20,271	$30,368	$30,521
Newark		6.00% to 9.00% &&	#	#	Term loan	4/6/00 to 12/16/10	12/7/10 to 10/7/20	127	12%	7.81%	$5,730	$19,777	$19,844
Boston								71	11%	6.74%	$4,849	$18,237	$18,273
		Arinze Trans Inc			Term loan	02/05/10	02/05/13	1	*	7.25%	$655	$649	$649
		Arinze Trans Inc	#	#	Term loan	07/24/08	07/24/13	1	*	7.00%		$580	$581
		Chiso Trans Inc			Term loan	11/30/09	11/30/13	1	*	7.25%		$584	$585
		Chiso Trans Inc			Term loan	07/24/08	07/24/13	1	*	7.00%		$581	$581
Various Other		3.25% to 9.00% &&	#	#	Term loan	5/12/06 to 12/23/10	12/7/10 to 10/1/15	67	10%	6.68%	$4,194	$15,843	$15,877
Cambridge		5.50% to 9.22% &&	#	#	Term loan	11/8/07 to 11/18/10	3/12/12 to 11/18/10	20	3%	6.72%	$3,485	$5,501	$5,522
Other								22	3%	7.05%	$1,594	$5,048	$5,071
Philadelphia		Mordecai Matityahu & Dorit Mat	#	#	Term loan	07/02/08	07/02/11	1	1%	6.50%		$2,256	$2,256
Various Other		6.38% to 11.50% &&	#	#	Term loan	10/15/2004 to 12/22/10	2/15/2012 to 3/10/18	21	2%	7.49%	$1,594	$2,792	$2,815

Total medallion loans ($246,813 pledged as collateral under borrowing arrangements)								994	199%	5.90%	$214,639	$322,830	$323,126

Commercial Loans
Secured mezzanine (21% Minnesota, 14% Florida, 10% Oklahoma, 8% Indiana, 7% Wisconsin, 7% California, 6% Texas and 27% all other states) (2)
Accommodation and Food Services (4% of the total)		9.25% to 10.00%&& (capitalized interest of $513 per footnote 2)			Term loan	12/22/94 to 11/5/10	10/1/15 to 11/5/15	3	1%	9.87%	$700	$3,892	$2,386
		(interest rate includes PIK interest of 5%)
Administrative and Support Services (6% of the total)		Staff One			Term loan	06/30/08	06/30/13	1	2%	13.50%		$3,308	$3,297
Various Other		& (capitalized interest of $660 per footnote 2)			Term loan	01/14/05	01/14/10	2	*	18.66%		$5,565	($0)
		(interest rate includes PIK interest of 9%)
Arts, Entertainment, and Recreation (5% of the total)		Rpac Racing (capitalized interest of $32 per footnote 2)			Term loan	11/19/10	11/24/15	1	2%	10.00%	$3,039	$3,071	$3,071
		(interest rate includes PIK interest of 10%)
Health Care and Social Assistance (2% of the total)	+	Will Vision & (capitalized interest of $112 per footnote 2)			Term loan	12/31/98	06/30/17	1	1%	7.00%		$1,586	$1,186
Information (3% of the total)	+	United Record & (capitalized interest of $94 per footnote 2)			Term loan	07/06/07	07/06/12	1	1%	18.00%		$1,433	$1,433
		(interest rate includes PIK interest of 6%)
	+	United Record &			Term loan	07/06/07	07/06/12	1	*	12.00%		$59	$59
	+	United Record &			Term loan	07/06/07	07/06/12	1	*	12.00%		$35	$35
Manufacturing (65% of the total)	+	Stremel (capitalized interest of $1,358 per footnote 2)			Term loan	12/06/05	04/18/12	1	4%	19.00%		$6,358	$6,359
		(interest rate includes PIK interest of 19%)
		Process Fab (capitalized interest of $270 per footnote 2)			Term loan	04/17/08	04/05/15	1	3%	14.00%		$4,770	$4,735
		(interest rate includes PIK interest of 3%)
	+	Reel Power (capitalized interest of $86 per footnote 2)			Term loan	08/04/08	02/04/14	1	2%	14.00%		$3,586	$3,586
		(interest rate includes PIK interest of 2%)
		Aeration (capitalized interest of $93 per footnote 2)			Term loan	12/30/10	06/30/13	1	2%	18.00%	$3,200	$3,200	$3,210
		Motion Tech (capitalized interest of $4 per footnote 2)			Term loan	12/23/10	12/23/15	1	2%	18.00%	$3,000	$3,004	$3,011
		(interest rate includes PIK interest of 6%)
	+	Paca Foods			Term loan	12/31/10	12/31/15	1	1%	14.00%	$1,500	$1,500	$1,498
	+	Paca Foods			Term loan	12/31/10	12/31/15	1	1%	12.00%	$1,500	$1,500	$1,498
	+	Packaging Specialists (capitalized interest of $62 per footnote 2)			Term loan	04/01/08	04/01/13	1	1%	14.00%		$2,062	$2,062
		(interest rate includes PIK interest of 2%)
		Dynamic Systems (capitalized interest of $2 per footnote 2)			Term loan	12/23/10	12/23/17	1	1%	15.50%	$2,000	$2,002	$2,002
		(interest rate includes PIK interest of 3.5%)
	+	Igc Technology			Term loan	10/31/06	04/30/12	1	1%	12.00%		$2,000	$2,000
	+	Vermont Composite (capitalized interest of $142 per footnote 2)			Term loan	09/20/04	12/31/11	1	1%	14.00%		$1,643	$1,643
		(interest rate includes PIK interest of 2%)
		Orchard			Term loan	03/10/99	Matured	1	1%	13.00%		$1,420	$1,420
	+	American Finishing			Term loan	07/31/06	07/31/11	1	1%	12.50%		$1,250	$1,250
	+	Craft Cast (capitalized interest of $30 per footnote 2)			Term loan	08/23/07	08/23/12	1	1%	17.00%		$1,189	$1,189
		(interest rate includes PIK interest of 5%)
Various Other	+	12.00% to 13.00% (capitalized interest of $60 per footnote 2)			Term loan	12/15/04 to 10/2/06	2/28/2011 to 1215/12	3	1%	12.32%		$2,000	$1,988
		(interest rate includes PIK interest 12%)
Professional, Scientific, and Technical Services (1% of the total)	+	& (interest rate includes PIK interest of 7%)			Term loan	10/14/04	03/29/15	1	*	10.00%		$2,406	$756
Retail Trade (1% of the total)		& (capitalized interest of $232 per footnote 2)			Term loan	09/23/97	10/01/15	1	*	10.00%		$846	$470
		(interest rate includes PIK interest of 5%)
Wholesale Trade (13% of the total)		Twin-Star (capitalized interest of $46 per footnote 2)			Term loan	06/01/07	04/24/14	1	2%	13.00%		$4,046	$4,046
		(interest rate includes PIK interest of 1%)
	+	I-Deal Optics Holdings			Term loan	12/19/08	12/19/13	1	1%	14.00%		$2,000	$1,997
	+	Las Olas &			Term loan	03/31/08	03/31/13	1	1%	16.00%		$2,568	$1,189

Total secured mezzanine (2)								33	35%	14.41%	$14,939	$68,299	$57,376

Medallion Financial Corp.

Consolidated Summary Schedule of Investments (as adjusted)

December 31, 2010

(Dollars in thousands)	Obligor Name	Security Type (all restricted unless otherwise noted)			Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2010 Acquisitions (5)	Cost (4)	Fair Value
Asset-based (85% New York, 9% New Jersey and 6% all other states)
Administrative and Support Services (5% of the total)	5.50% to 6.25%			Revolving line of credit	6/22/2004 to 6/30/07	6/22/2011 to 6/30/11	2	*	5.94%		$498	$466
Construction (5% of the total)	5.75% to 6.00%	#	#	Revolving line of credit	6/29/99 to 7/20/1999	6/29/11 to 7/20/2011	2	*	5.68%		$488	$479
Finance and Insurance (6% of the total)	4.25% to 8.25%			Revolving line of credit	2/6/2002 to 2/14/08	2/1/2011 to 10/25/11	5	*	6.25%		$598	$531
Health Care and Social Assistance (7% of the total)	6.00% to 6.50%	#	#	Revolving line of credit	10/2/2007 to 12/1/10	10/2/2011 to 12/1/11	2	*	6.38%	$184	$752	$713
Manufacturing (5% of the total)	5.75% to 6.75%	#	#	Revolving line of credit	7/7/2004 to 6/22/10	2/18/2011 to 11/19/11	7	*	6.38%	$69	$379	$320
Real Estate and Rental and Leasing (0% of the total)				Revolving line of credit	09/07/10	09/07/11	1	*	6.25%	$14	$0	$2
Retail Trade (12% of the total)	3.25% to 5.75%	#	#	Revolving line of credit	10/19/1998 to 8/31/06	3/9/2011 to 12/21/11	6	1%	5.69%		$1,154	$1,099
Transportation and Warehousing (17% of the total)	5.75% to 8.00%	#	#	Revolving line of credit	12/31/2001 to 7/20/07	2/6/2011 to 12/31/11	5	1%	6.60%		$1,697	$1,646
Wholesale Trade (47% of the total)	Capitalsea, Llc	#	#	Revolving line of credit	11/07/05	11/07/11	1	1%	4.50%		$2,045	$1,996
	Newburg Egg Corp.	#	#	Revolving line of credit	03/16/99	03/16/11	1	1%	6.00%		$1,344	$1,324
Various Other	4.75% to 6.75%	#	#	Revolving line of credit	1/23/1999 to 11/16/10	1/14/2011 to 11/16/11	9	1%	5.40%	$317	$1,279	$1,247

Total asset-based ($7,177 pledged as collateral under borrowing arrangements)							41	6%	5.73%	$583	$10,234	$9,824

Other secured commercial (86% New York, 12% New Jersey and 2% Illinois)
Accommodation and Food Services (46% of the total)	Dune Deck Owners Corp	#	#	Term loan	04/24/07	03/31/11	1	2%	4.25%		$3,097	$3,090
Various Other	8.50% to 12.50% &&			Term loan	8/21/03 to 12/23/08	3/3/2011 to 12/8/15	8	1%	9.92%		$1,448	$1,342
Arts, Entertainment, and Recreation (4% of the total)				Term loan	01/24/07	05/28/15	1	*	6.50%		$396	$396
Other Services (except Public Administration) (6% of the total)	4.50% to 6.50%			Term loan	1/16/2004 to 5/2/09	4/29/2011 to 5/2/14	6	*	6.18%		$550	$546
Real Estate and Rental and Leasing (4% of the total)	5.5% to 7.00%	#	#	Term loan	4/22/1999 to 4/1/10	4/1/2015 to 9/1/15	3	*	6.32%	$1,640	$447	$433
Retail Trade (31% of the total)	7.25% to 12.75% &&			Term loan	3/18/2004 to 12/7/09	7/5/2011 to 12/17/14	16	2%	10.38%		$3,131	$3,029
Transportation and Warehousing (9% of the total)	6.00% to 7.25%			Term loan	2/19/08 to 12/8/10	2/19/11 to 11/22/13	26	1%	6.16%	$749	$805	$831

Total other secured commercial loans ($3,313 pledged as collateral under borrowing arrangements)							61	6%	7.50%	$2,389	$9,873	$9,667

Total commercial loans ($10,490 pledged as collateral under borrowing arrangements) (2)							135	47%	12.63%	$17,912	$88,406	$76,866

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank			100% of common stock	05/16/02	None	1	45%	5.41%		$74,008	$74,008
Real Estate	Medallion Hamptons Holding LLC			100% of membership interests	06/21/05	None	1	2%	0.00%		$2,261	$3,650
Various Other					12/20/04 to 11/5/2010	None	2	1%	0.00%		$1,077	$1,077

Investment in Medallion Bank and other controlled subsidiaries, net							4	48%	5.08%		$77,346	$78,735

Equity investments
Appliance Recycler #	Appliance Recycling Centers of America, Inc.**			8% of common stock	09/10/98	None	1	1%	0.00%		$0	$1,389
Commercial Finance	Convergent Capital, Ltd			7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,180	$1,300
Equipment Manufacturing	Aeration Industries International, LLC			7.25% of limited liability interest	12/30/10	None	1	*	0.00%		$500	$500
NASCAR Race Team	RPAC Racing, LLC			40.8% of limited liability interest	11/19/10	None	1	*	0.00%		$454	$454
Machinery Manufacturer +	Reel Power International, Inc.			2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Various Other					12/05/02 - 12/30/10	None	5	1%	3.18%		$2,136	$828

Equity investments, net							10	3%	1.48%		$4,588	$4,789

Investment securities
Investment securities, net							0	0%	0.00%		$0	$0

Net Investments ($257,303 pledged as collateral under borrowing arrangements) (3)							1,143	297%	6.89%	$232,548	$493,170	$483,516

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $3,796 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 296%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $2,898, $12,525, and $9,627, respectively. The tax cost of investments was $475,314.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2010.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at December 31, 2010

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represent all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov.

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As of and for the year ended December 31, 2011

Name of issuer and title of issue (2)	Number of share (all restricted unless otherwise noted)	Equity in net profit and (loss) for the period	Amount of dividends or interest (1)	Value as of 12/31/11
(Dollars in thousands)
Medallion Bank - common stock	1,000,000 shares - 100% of common stock	$14,640	$5,500	$82,852
Medallion Hamptons Holding LLC - membership interest	100% of membership interest	(1,389)	0	2,436
Medallion Servicing Corp. - common stock	1,000 shares - 100% of common stock	(197)	0	577
Generation Outdoor, Inc. - common stock	1,000 shares - 100% of common stock	545	64	65
Medallion Sports Media, Inc. - common stock	1,000 shares - 100% of common stock	(431)	0	2

Total investments in Medallion Bank and other controlled subsidiaries		$13,168	$5,564	$85,932

Appliance Recycling Centers of America Inc - common stock	8% of common stock	$0	$0	$2,225
RPAC Racing, LLC - membership interest	30% of membership interest	0	0	454
Summit Medical, Inc - common stock	9.25% of common stock	0	0	135
Aeration Industries International LLC - membership interest	5.25% of membership interest	0	0	0
On Top - ownership share	12% of ownership shares	0	0	0
Equity investments other than in investments in and advances to affiliates		—	—	1,763

Total equity investments		$0	$0	$4,577

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		$13,168	$5,564	$90,509

Other interest and dividend income other than from investments in and advances to affiliates			42

Total dividend and interest income on short term investments			$5,606

Total investments in and advances to affiliates				$88,746
Other equity investments other than in investments in and advances to affiliates				1,763

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				$90,509

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	The table below provides a recap of the changes in the investment in the respective issuers for 2011.

	Value as of 1/1/11	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Value as of 12/31/11
(Dollars in thousands)
Medallion Bank - common stock	$74,008	$704	$6,500	$14,640	$82,852
Medallion Hamptons Holding LLC - membership interest	3,650	175	0	(1,389)	2,436
Medallion Servicing Corp. - common stock	33	741	0	(197)	577
Generation Outdoor, Inc. - common stock	1,044	1,381	2,905	545	65
Medallion Sports Media, Inc. - common stock	0	433	0	(431)	2
Appliance Recycling Centers of America Inc - common stock	1,389	0	0	836	2,225
Summit Medical, Inc - common stock	0	0	0	135	135
Aeration Industries International LLC - membership interest	500	—	135	(365)	0

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As of and for the year ended December 31, 2010

Name of issuer and title of issue (2)	Number of share (all restricted unless otherwise noted)	Equity in net profit and (loss) for the period	Amount of dividends or interest (1)	Value as of 12/31/11
(Dollars in thousands)
Medallion Bank - common stock	1,000,000 shares - 100% of common stock	$10,038	$4,000	$74,008
Medallion Hamptons Holding LLC - membership interest	100% of membership interest	(204)	0	3,650
Medallion Servicing Corp. - common stock	1,000 shares - 100% of common stock	28	0	33
Generation Outdoor, Inc. - common stock	1,000 shares - 100% of common stock	(292)	58	1,044

Total investments in Medallion Bank and other controlled subsidiaries		$9,570	$4,058	$78,735

Appliance Recycling Centers of America Inc - common stock	8% of common stock	$0	$0	$1,389
Aeration Industries International LLC - membership interest	7.25% of membership interest	0	0	500
RPAC Racing, LLC - membership interest	40% of membership interest	0	0	454
On Top - ownership share	12% of ownership shares	0	0	0
Equity investments other than in investments in and advances to affiliates		—	—	2,446

Total equity investments		$0	$0	$4,789

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		$9,570	$4,058	$83,524

Other interest and dividend income other than from investments in and advances to affiliates			53

Total dividend and interest income on short term investments			$4,111
Total investments in and advances to affiliates				$81,078
Other equity investments other than in investments in and advances to affiliates				2,446

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				$83,524

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	The table below provides a recap of the changes in the investment in the respective issuers for 2010.

	Value as of 1/1/10	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Value as of 12/31/10
(Dollars in thousands)
Medallion Bank - common stock	$68,000	$0	$4,030	$10,038	$74,008
Medallion Hamptons Holding LLC - membership interest	3,650	204	0	(204)	3,650
Medallion Servicing Corp. - Common Stock	0	5	0	28	33
Generation Outdoor, Inc. - Common Stock	86	2,310	1,060	(292)	1,044
Sports Properties Acquisition Corp. - Common Stock	543	1,267	552	(1,258)	0
Appliance Recycling Centers of America Inc - common stock	964	0	0	425	1,389
Aeration Industries International LLC - membership interest	0	500	0	0	500
RPAC Racing, LLC - membership interest	0	454	0	0	454

Medallion Bank

(A wholly owned subsidiary of Medallion Financial Corp.)

Financial Statements for the years ended December 31, 2011, 2010, and, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Medallion Bank

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2011 and 2010, and the related statements of operations and other comprehensive income (loss), changes in shareholder’s equity, and cash flows for each of the three years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2011, in conformity with US generally accepted accounting principles.

/s/ WeiserMazars LLP

New York, New York

March 27, 2012

Medallion Bank

Statements of Operations and Other Comprehensive Income (Loss)

For the years ended December 31,

	2011	2010	2009
Interest income
Investments	$744,261	$733,062	$843,811
Loan interest including fees	50,546,306	46,539,768	43,837,041

Total interest income	51,290,567	47,272,830	44,680,852
Interest expense	6,057,452	7,477,813	11,045,599

Net interest income	45,233,115	39,795,017	33,635,253
Provision for loan losses	7,346,861	12,137,566	14,770,611

Net interest income after provision for loan losses	37,886,254	27,657,451	18,864,642
Noninterest income	635,098	520,346	429,192
Gain on sale of assets	139,853	602,501	692,209
Noninterest expense
Loan servicing	7,394,730	4,256,213	3,540,161
Salaries and benefits	2,738,708	2,644,882	2,477,571
Collection costs	1,356,067	1,454,941	1,661,197
Professional fees	613,560	537,919	472,183
Regulatory fees	519,943	670,272	709,944
Occupancy and equipment	189,947	185,638	202,753
Insurance	139,247	125,096	110,748
Director’s fees	134,700	80,842	73,094
Credit reports	110,638	105,282	146,214
Affiliate services	81,302	368,666	91,859
Other	477,107	397,350	372,262

Total noninterest expense	13,755,949	10,827,101	9,857,986

Income before income taxes	24,905,256	17,953,197	10,128,057
Provision for income taxes	9,486,983	6,717,896	3,659,200

Net income	15,418,273	11,235,301	6,468,857
Other comprehensive income (loss), net of tax	356,355	32,546	97,327

Total comprehensive income	$15,774,628	$11,267,847	$6,566,184

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

	2011	2010
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$28,625,549	$16,980,157
Investment securities, available-for-sale	26,536,697	20,786,953
Loans, inclusive of net deferred loan acquisition costs	576,421,745	529,991,684
Allowance for loan losses	(14,556,266)	(13,613,958)

Loans, net	561,865,479	516,377,726
Repossessed loan collateral	999,321	1,520,374
Fixed assets, net	122,556	90,096
Deferred and other tax assets	3,002,777	4,978,573
Accrued interest receivable and other assets	7,756,897	7,915,618

Total assets	$628,909,276	$568,649,497

Liabilities and shareholder’s equity
Liabilities
Federal funds purchased	$—	$3,000,000
Time deposits	514,329,000	465,957,000
Accrued interest payable	449,946	1,155,010
Other liabilities	4,315,859	2,519,070
Due to affiliates	964,037	1,113,014

Total liabilities	520,058,842	473,744,094

Commitments and contingencies	—	—
Shareholder’s equity
Preferred stock, $1.00 par value, 26,303 shares at December 31, 2011 and 22,143 shares at December 31, 2010 authorized, issued, and outstanding	26,303,000	21,498,000
Common stock, $1 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000,000	1,000,000
Additional paid in capital	51,500,000	51,500,000
Accumulated other comprehensive income, net of tax	446,240	89,885
Retained earnings	29,601,194	20,817,518

Total shareholder’s equity	108,850,434	94,905,403

Total liabilities and shareholder’s equity	$628,909,276	$568,649,497

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Changes in Shareholder’s Equity

For the years ended December 31, 2011, 2010, and 2009

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
	Shares Outstanding	Amount	Shares Outstanding	Amount
Balance at December 31, 2008		$—	1,000,000	$1,000,000	$49,750,000	($39,988)	$13,058,341	$63,768,353
Sale of preferred stock to US Treasury under TARP	22,143	21,498,000	—	—	—	—	—	21,498,000
Capital contributions	—	—	—	—	1,750,000	—	—	1,750,000
Net income	—	—	—	—	—	—	6,468,857	6,468,857
Dividends declared to parent	—	—	—	—	—	—	(4,000,000)	(4,000,000)
Dividends declared to US Treasury							(714,603)	(714,603)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	97,327	—	97,327

Balance at December 31, 2009	22,143	21,498,000	1,000,000	1,000,000	51,500,000	57,339	14,812,595	88,867,934
Net income	—	—	—	—	—	—	11,235,301	11,235,301
Dividends declared to parent	—	—	—	—	—	—	(4,000,000)	(4,000,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(1,230,378)	(1,230,378)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	32,546	—	32,546

Balance at December 31, 2010	22,143	21,498,000	1,000,000	1,000,000	51,500,000	89,885	20,817,518	94,905,403
Redemption of preferred stock to US Treasury under TARP	(22,143)	(21,498,000)	—	—	—	—	—	(21,498,000)
Sale of preferred stock to US Treasury under SBLF	26,303	26,303,000	—	—	—	—	—	26,303,000
Net income	—	—	—	—	—	—	15,418,273	15,418,273
Dividends declared to parent	—	—	—	—	—	—	(5,500,000)	(5,500,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(1,134,597)	(1,134,597)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	356,355	—	356,355

Balance at December 31, 2011	26,303	$26,303,000	1,000,000	$1,000,000	$51,500,000	$446,240	$29,601,194	$108,850,434

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Cash Flows

For the years ended December 31,

	2011	2010	2009
Cash flows from operating activities
Net income from operations	$15,418,273	$11,235,301	$6,468,857
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,523,826	3,528,235	3,327,188
Provision for loan losses	7,346,861	12,137,566	14,770,611
Deferred and other tax assets	1,761,983	(1,725,294)	(1,681,690)
Loss from disposal of premises and equipment	2,177	—	28,043
(Gain) loss from sale of repossessed loan collateral	(147,084)	(612,055)	(669,139)
Gain from sale of investments	—	—	(34,426)
Changes in operating assets and liabilities:
Interest receivable	58,492	178,746	21,585
Other assets	(953,078)	(338,846)	(2,532,716)
Interest payable	(705,064)	(353,517)	(2,147,012)
Other liabilities	(12,481)	8,933	(12,199)
Taxes payable	—	—	(106,199)

Net cash provided by operating activities	26,293,905	24,059,069	17,432,903

Cash flows from investing activities
Increase in loans, net	(59,121,697)	(117,996,963)	(45,413,424)
Purchase of investments	(12,008,181)	(8,786,206)	(7,308,237)
Purchase of other investment assets	—	(1,800,000)	—
Proceeds from sale of investments	—	—	3,095,541
Proceeds from maturity of investments	6,752,366	9,088,732	3,361,187
Proceeds from sale of repossessed inventory	4,619,856	6,547,376	7,310,441
Purchase of premises and equipment	(93,553)	(9,888)	(32,582)

Net cash used in investing activities	(59,851,209)	(112,956,949)	(38,987,074)

Cash flows from financing activities
Issuance of time deposits	713,319,000	659,538,000	497,230,000
Payments made at maturity of time deposits	(664,947,000)	(565,300,000)	(491,919,000)
Federal funds purchased	19,000,000	33,000,000	26,000,000
Payments made at maturity of federal funds purchased	(22,000,000)	(30,000,000)	(26,000,000)
Issuance of preferred stock	26,303,000	—	21,498,000
Redemption of preferred stock	(21,498,000)	—	—
Change in due to affiliates	(148,977)	382,637	395,308
Proceeds from capital contributions	—	—	1,750,000
Dividends paid to parent	(4,000,000)	(4,000,000)	(3,000,000)
Dividends paid to US Treasury	(825,327)	(1,082,604)	(460,888)

Net cash provided by financing activities	45,202,696	92,538,033	25,493,420

Net change in cash and cash equivalents	11,645,392	3,640,153	3,939,249
Cash and cash equivalents, beginning of the year	16,980,157	13,340,004	9,400,755

Cash and cash equivalents, end of the year	$28,625,549	$16,980,157	$13,340,004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,709,261	$6,824,341	$12,122,869
Cash paid for income taxes	7,725,000	8,445,000	5,390,000
Non-cash investing activities-loans transferred to repossessed loan collateral	8,867,986	13,478,072	13,138,867

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes to Financial Statements

For the year ended December 31, 2011

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

Cash and cash equivalents – The Bank considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. A non-interest bearing compensating balance of $100,000 is maintained at a correspondent bank. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits.

Investment securities – FASB ASC Topic 320, “Investments – Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2011 and 2010, the net premium on investment securities totaled $403,000 and $164,000, and $76,000, $67,000, and $69,000 was amortized to interest income for the years ended December 31, 2011, 2010, and 2009. The Bank had $26,537,000 and $20,787,000 of available-for-sale securities at fair value as of December 31, 2011 and 2010. The topic further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $714,000 and $144,000 of pretax net unrealized gains on available-for-sale securities as of December 31, 2011 and 2010. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Loans – Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2011 and 2010, net loan origination costs were $5,577,000 and $5,528,000 which included $20,000 and $31,000 of valuation reserves acquired in a portfolio acquisition. Net amortization expense for the years ended December 31, 2011, 2010, and 2009 was $2,188,000, $2,242,000, and $1,826,000.

Interest income is recognized on an accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. Other loans are charged off when management determines that a loss has occurred. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the loan down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as a recovery. Total loans more than 90 days past due were $1,265,000, $2,246,000, and $3,861,000 at December 31, 2011, 2010, and 2009, or 0.2%, 0.4%, and 0.9% of the total loan portfolio.

At December 31, 2011, $2,264,000 or 1% of consumer loans, and no commercial and medallion loans were on nonaccrual, compared to $2,686,000 or 1% of consumer loans, $329,000 or less than 1% of commercial loans, and no medallion loans on nonaccrual at December 31, 2010, and $3,321,000 or 2% of consumer loans, $1,124,000 or 2% of commercial loans, and no medallion loans on nonaccrual at December 31, 2009. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $44,000, $138,000, and $233,000 for the years ended December 31, 2011, 2010, and 2009.

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

Troubled Debt Restructurings (TDRs) – In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession for other than an insignificant period of time to the borrower that the Bank would not otherwise consider, the related loan is classified as a TDR. The Bank strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before it reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of the collateral. For modifications where the Bank forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans.

When the Bank identifies a loan as impaired, the Bank measures the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. When collateral is the sole source of repayment for the loan, the Bank may measure impairment based on the fair value of the collateral. If foreclosure is probable, the Bank uses the current fair value of the collateral less selling costs, instead of discounted cash flows.

If the Bank determines that the value of an impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), the Bank recognizes impairment. When the value of an impaired loan is calculated by discounting expected cash flows, interest income is recognized using the loan’s effective interest rate over the remaining life of the loan.

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

Other comprehensive income (loss) – The Bank had $356,000, $33,000, and $97,000 of net unrealized gains due to the mark-to-market of available-for-sale securities for the years ended December 31, 2011, 2010, and 2009. The Bank had no other components of comprehensive income (loss).

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

Financial instruments – FASB ASC Topic 825, “Financial Instruments,” requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable. See also Note 11 to the financial statements.

Fair value of assets and liabilities – The Bank follows FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (FASB ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entities own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Note 12 to the financial statements.

Reclassifications – Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

Recently issued accounting standards – In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to offsetting and related arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. As the amendment impacts disclosures only, it will not have an effect on the Company’s financial condition or results of operation.

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

2.	Investment securities

Fixed maturity securities available-for-sale at December 31, 2011 consist of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$23,006,404	$638,059	$48,090	$23,596,373
State and municipalities	2,816,310	124,014	—	2,940,324

Total	$25,822,714	$762,073	$48,090	$26,536,697

Fixed maturity securities available-for-sale at December 31, 2010 consist of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$19,491,568	$374,432	$215,580	$19,650,420
State and municipalities	1,151,570	2,873	17,910	1,136,533

Total	$20,643,138	$377,305	$233,490	$20,786,953

The amortized cost and estimated market value of investment securities as of December 31, 2011 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Market Value
Due in one year or less	$—	$—
Due after one year through five years	1,500,000	1,550,595
Due after five years through ten years	2,182,261	2,288,803
Due after ten years	22,140,453	22,697,299

Total	$25,822,714	$26,536,697

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Over Twelve Months
December 31, 2011	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$48,090	$3,020,198	$—	$—
State and municipalities	—	—	—	—

Total	$48,090	$3,020,198	$—	$—

	Less than Twelve Months		Over Twelve Months
December 31, 2010	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$215,580	$4,910,469	$—	$—
State and municipalities	17,910	482,090	—	—

Total	$233,490	$5,392,559	$—	$—

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

3.	Loans and allowance for loan losses

Loans are summarized as follows at December 31.

Loans	2011	2010
Consumer (1)	$200,025,746	$190,081,160
Medallion (1)	294,213,705	260,808,393
Commercial: (2)
Asset-based	72,491,669	67,593,066
Construction	3,650,238	5,275,581
Other commercial	463,593	705,372

Total commercial	76,605,500	73,574,019
Deferred loan acquisition costs, net	5,576,794	5,528,112

Total loans	$576,421,745	$529,991,684

(1)	Collectively evaluated for impairment

(2)	Individually evaluated for impairment

Changes in the allowance for loan losses are summarized as follows.

	Medallion (1)	Asset-based and commercial (2)	Construction (2)	Consumer (1)	Total
Balance at 12/31/08	$458,395	$1,181,183	$251,720	$8,916,519	$10,807,817
Provision for loan losses	266,082	(186,183)	484,072	14,206,640	14,770,611
Loan charge-offs	—	—	(416,187)	(14,633,085)	(15,049,272)
Recoveries	—	—	—	3,024,102	3,024,102

Balance at 12/31/09	724,477	995,000	319,605	11,514,176	13,553,258
Provision for loan losses	534,576	18,894	494,955	11,089,141	12,137,566
Loan charge-offs	—	—	(739,430)	(14,350,642)	(15,090,072)
Recoveries	—	—	—	3,013,206	3,013,206

Balance at 12/31/10	1,259,053	1,013,894	75,130	11,265,881	13,613,958
Provision for loan losses	182,030	73,478	(17,207)	7,108,560	7,346,861
Loan charge-offs	—	—	(3,170)	(9,327,362)	(9,330,532)
Recoveries	—	—	—	2,925,979	2,925,979

Balance at 12/31/11	$1,441,083	$1,087,372	$54,753	$11,973,058	$14,556,266

(1)	Collectively evaluated for impairment

(2)	Individually evaluated for impairment

The loan charge-offs and recoveries resulted primarily from the consumer portfolio. There were no loans acquired with deteriorated credit quality.

See Note 1 to the financial statements, which describes the nature of the portfolios, their collection and income recognition processes, and the methodology used to assess the adequacy of the allowance.

The medallion and asset-based loan portfolios are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect against losses to the Bank. The adequacy of these amounts is demonstrated by the minimal loss experience in these portfolios since the Bank’s inception. The asset-based portfolio is analyzed and evaluated in the aggregate, as a pool of loans, until becoming nonperforming, at which time they receive individualized attention. The medallion portfolio is analyzed and evaluated in the aggregate, as a pool of loans.

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

The following table provides a summary of the loan portfolio by its performance status and by type.

	Performing		Nonperforming		Total
	2011	2010	2011	2010	2011	2010
Medallion	$294,213,705	$260,808,393	$—	$—	$294,213,705	$260,808,393
Asset-based and commercial	72,955,262	68,298,438	—	—	72,955,262	68,298,438
Construction	3,650,238	4,946,581	—	329,000	3,650,238	5,275,581
Consumer	197,373,077	187,395,160	2,652,669	2,686,000	200,025,746	190,081,160

Total	$568,192,282	$521,448,572	$2,652,669	$3,015,000	$570,844,951	$524,463,572

The following tables provide additional information on attributes of the nonperforming loan portfolio.

	00000000000	00000000000	00000000000	00000000000	00000000000
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	2,652,669	2,652,669	134,184	2,331,596	274,065

Total
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	$2,652,669	$2,652,669	$134,184	$2,331,596	$274,065

	00000000000	00000000000	00000000000	00000000000	00000000000
December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset –based and commercial	—	—	—	—	—
Construction	267,000	267,000	—	602,627	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	62,396	62,396	936	62,396	4,078
Consumer	2,686,000	2,686,000	159,047	2,770,412	238,640

Total
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	329,396	329,396	936	665,023	4,078
Consumer	$2,686,000	$2,686,000	$159,047	$2,770,412	$238,640

The table below shows the aging of all loan types as of December 31, 2011.

	Days Past Due				Current	Total	Recorded Investment >90 Days and Accruing
	31-60	61-90	91 +	Total Past Due
Medallion	$1,749,400	$—	$—	$1,749,400	$292,464,305	$294,213,705	$—
Asset –based and commercial	—	—	—	—	72,955,262	72,955,262	—
Construction	—	—	—	—	3,650,238	3,650,238	—
Consumer	6,651,942	1,765,121	1,265,679	9,682,742	190,343,004	200,025,746	—

Total	$8,401,342	$1,765,121	$1,265,679	$11,432,142	$559,412,809	$570,844,951	$—

The table below shows the aging of all loan types as of December 31, 2010.

	Days Past Due				Current	Total	Recorded Investment >90 Days and Accruing
	31-60	61-90	91 +	Total Past Due
Medallion loans	$399,942	$—	$194,348	$594,290	$260,214,103	$260,808,393	$194,348
Asset –based and commercial loans	—	—	—	—	68,298,438	68,298,438	—
Construction loans	—	—	329,396	329,396	4,946,185	5,275,581	—
Consumer loans	7,980,517	2,445,193	1,722,636	12,148,346	177,932,814	190,081,160	—

Total	$8,380,459	$2,445,193	$2,246,380	$13,072,032	$511,391,540	$524,463,572	$194,348

The table below shows loans that were modified during 2011.

	Troubled Debt Restructuring			Troubled Debt Restructuring that Subsequently Defaulted
	Number of Loans	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Loans	Recorded Investments
Troubled debt restructuring	—	$—	$—	—	$—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	34	658,134	556,206	2	39,424

4.	Fixed assets

Fixed assets and their related useful lives at December 31 were as follows:

	Useful lives	2011	2010
Computer software	3 years	$118,907	$121,657
Furniture and fixtures	5-10 years	97,576	95,740
Leasehold improvements	3-5 years	80,829	75,568
Equipment	5 years	112,557	61,022
Telephone equipment	3 years	44,057	36,846
Deposit system	3 years	13,975	13,975

		467,901	404,808
Less accumulated depreciation and amortization		(345,345)	(314,712)

Net fixed assets		$122,556	$90,096

Depreciation expense was $59,000, $58,000, and $73,000 for the years ended December 31, 2011, 2010, and 2009.

5.	Deposits

At December 31, 2011 the scheduled maturities of all time deposits were as follows.

2012	$269,339,000
2013	184,669,000
2014	60,321,000

Total	$514,329,000

All time deposits are in denominations of less than $100,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2011 was 0.73%.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. Deposits are raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee of 0.15% to 0.50% is paid, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2011 and 2010 was $1,250,000 and $883,000, and $1,053,000, $1,007,000, and $1,069,000 was amortized to interest expense during 2011, 2010, and 2009. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

At December 31, 2011, the Bank had unsecured and undrawn Federal Funds lines with correspondent banks of $30,000,000.

6.	Income taxes

The components of the provisions for income taxes were as follows for the years ended December 31,

	2011	2010	2009
Current
Federal	$8,885,401	$5,746,992	$4,175,929
State	1,197,957	947,996	688,800
Deferred
Federal	(519,917)	19,971	(1,050,974)
State	(76,458)	2,937	(154,555)

Net provision for income taxes	$9,486,983	$6,717,896	$3,659,200

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
US federal statutory tax rate	35.0%	34.0%	34.0%
State taxes	3.1	3.5	4.5
Prior year under (over) accrual	—	—	(1.0)
Other	—	(0.1)	(1.4)

Effective income tax rate	38.1%	37.4%	36.1%

The Bank files its tax returns on a separate company basis.

Deferred tax and other asset balances reflected in the balance sheet were as follows as of December 31,

	2011	2010
Provision for loan losses	$5,534,525	$5,077,949
Deferred loan acquisition costs	(2,262,509)	(2,138,361)
Unrealized gains on investments	(267,744)	(53,931)
Other	130,746	(131,448)

Net deferred tax asset	3,135,018	2,754,209
Overpayment (underpayment) of estimated taxes	(132,241)	2,224,364

Net deferred tax and other assets	$3,002,777	$4,978,573

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC Topic 740, “Income Taxes.” Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based on these considerations, no valuation allowance was deemed necessary as of December 31, 2011 and 2010.

The Bank has filed US Federal tax returns as well as tax returns with the State of Utah. Tax years 2008 through the present are open for examination.

7.	Other transactions with affiliates

The Bank’s taxi medallion, asset-based commercial, and certain other construction loans aggregated $370,068,000 and $332,053,000 at December 31, 2011 and 2010. These loans are sourced and serviced by the affiliates. The Bank paid $21,000, $2,094,000, and $1,805,000 for loan servicing fees to Medallion for 2011, 2010, and 2009, and also in 2011 and 2010, paid $5,492,000 and $412,000 to another Medallion affiliate. Origination fees of $906,000, $1,568,000, and $904,000 were paid to Medallion for 2011, 2010, and 2009. Amortization costs were $1,009,000, $1,133,000, and $717,000 for 2011, 2010, and 2009.

At December 31, 2011 and 2010, the Bank owed $964,000 and $992,000 to affiliates for origination fees, monthly servicing fees on loans, charges for corporate overhead, and legal and business development expenses due to the affiliates, partially offset by payments due the Bank from collection of loan payments by affiliates. The Bank reimbursed the parent for expenses incurred on its behalf of $243,000, $509,000, and $215,000 for 2011, 2010, and 2009.

8.	401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the years ended December 31, 2011, 2010, and 2009, the Bank provided $19,000, $15,000, and $14,000 in employer matching, which amount is included in salaries and benefits expense on the accompanying statement of operations.

9.	Commitments and contingencies

Loans – At December 31, 2011, the Bank had commitments to extend credit of $29,753,000 to asset-based customers as long as there is no violation of any condition established in the contract. The Bank had commitments to extend credit of $825,000 to taxi medallion customers for unfunded amounts.

Leases – The Bank leases office space under a non-cancelable operating lease that expires November 2017. Rental expense related to the lease was $131,000, $127,000, and $130,000 for the years ended December 31, 2011, 2010, and 2009. The Bank has the option to extend the lease term for an additional five years.

Future minimum lease payments under this operating lease as of December 31, 2011 were as follows:

2012	$115,673
2013	115,673
2014	115,673
2015	115,673
2016	115,673
Thereafter	106,033

Total	$684,398

10.	Capital requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As of December 31, 2011, the Bank’s Tier 1 leverage capital ratio was 17.7%.

The Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010, and the regulatory minimum ratios are presented in the following tables.

	As of December 31, 2011		As of December 31, 2010		Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$107,009,000	17.7%	$93,866,000	17.0%	4.0%	5.0%
Tier 1 Capital (to risk-weighted assets)	107,009,000	18.1	93,866,000	17.2	4.0	6.0
Total Capital (to risk-weighted assets)	114,504,000	19.3	100,762,000	18.5	8.0	10.0

11.	Fair value of financial instruments

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

(e) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2011 and 2010, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Loans	$561,865	$561,865	$516,378	$516,378
Investment securities	26,537	26,537	20,787	20,787
Cash	28,626	28,626	16,980	16,980
Accrued interest receivable	3,113	3,113	3,171	3,171
Financial Liabilities
Funds borrowed	514,329	514,329	468,957	468,957
Accrued interest payable	450	450	1,155	1,155

12.	Fair value of assets and liabilities

The Company follows the provisions of FASB ASC Topic 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for a substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 1 “Fair value of assets and liabilities” for a description of our valuation methodology which is unchanged during 2011.

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

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	00000000	00000000	00000000	00000000
2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$26,537	$—	$26,537

(1)	Total unrealized gains of $356 were included in accumulated other comprehensive income (loss) for 2011 related to these assets.

	00000000	00000000	00000000	00000000
2010 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$20,787	$—	$20,787

(1)	Total unrealized gains of $33 were included in accumulated other comprehensive income (loss) for 2010 related to these assets.

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and 2010.

	00000000	00000000	00000000	00000000
2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$2,518	$2,518

(1)	Total unrealized losses of $134 for impaired loans were included in income for 2011 related to these assets.

	00000000	00000000	00000000	00000000
2010 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$2,855	$2,855

(1)	Total unrealized losses of $160 for impaired loans were included in income for 2010 related to these assets.

13.	Small Business Lending Fund Program (SBLF) and Troubled Assets Relief Program (TARP)

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, Medallion Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the SBLF. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. The Bank pays an initial dividend rate of 1% on the Series E.

14.	Subsequent Events

We have evaluated subsequent events that have occurred through March 27, 2012, the date of financial statement issuance.