Form 10-Q
period 2012-03-31
MEDALLION FINANCIAL CORP
filed 2012-05-08
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 4, 2012 was 17,950,843.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end. non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 8% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 11%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,134,348,000 as of March 31, 2012, and $1,141,806,000 and $1,118,773,000 as of December 31, 2011 and March 31, 2011, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $171,714,000 or $10.81 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance up to three times Tier 1 capital, or $327,339 at March 31, 2012. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2012.

Our consolidated balance sheet as of March 31, 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the three months ended March 31, 2012 and 2011 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2012 and 2011, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Interest income on investments	$5,488	$8,237
Dividends and interest income on short-term investments(1)	2,018	1,023
Medallion lease income	357	337

Total investment income	7,863	9,597

Total interest expense(2)	3,247	3,502

Net interest income	4,616	6,095

Total noninterest income	335	409

Salaries and benefits	2,050	2,207
Professional fees	313	331
Occupancy expense	211	227
Other operating expenses	766	898

Total operating expenses	3,340	3,663

Net investment income before income taxes(1) (3)	1,611	2,841
Income tax (provision) benefit	—	—

Net investment income after income taxes	1,611	2,841

Net realized gains (losses) on investments	(58)	9

Net change in unrealized appreciation (depreciation) on investments	2,013	(216)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	1,900	1,646

Net unrealized appreciation on investments	3,913	1,430

Net realized/unrealized gains on investments	3,855	1,439

Net increase in net assets resulting from operations	$5,466	$4,280

Net increase in net assets resulting from operations per common share
Basic	$0.31	$0.25
Diluted	0.30	0.24

Dividends declared per share	$0.21	$0.17

Weighted average common shares outstanding
Basic	17,657,222	17,400,233
Diluted	17,936,958	17,548,036

(1)	Includes $2,000 and $1,000 of dividend income for the three months ended March 31, 2012 and 2011 from Medallion Bank.
(2)	Average borrowings outstanding were $346,931 and $371,299, and the related average borrowing costs were 3.76% and 3.83% for the 2012 and 2011 first quarters.
(3)	Includes $191 and $321 of net revenues received from Medallion Bank for the three months ended March 31, 2012 and 2011, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	UNAUDITED March 31, 2012	December 31, 2011
Assets
Medallion loans, at fair value	$291,025	$307,167
Commercial loans, at fair value (1)	56,111	54,159
Investment in Medallion Bank and other controlled subsidiaries, at fair value	88,207	85,932
Equity investments, at fair value	5,524	4,577
Investment securities, at fair value	—	—

Net investments ($240,155 at March 31, 2012 and $252,660 at December 31, 2011 pledged as collateral under borrowing arrangements)	440,867	451,835

Cash and cash equivalents ($0 at March 31, 2012 and December 31, 2011 restricted as to use by lender)	24,566	29,352
Accrued interest receivable	1,089	1,120
Fixed assets, net	527	466
Goodwill, net	5,069	5,069
Other assets, net	50,529	49,189

Total assets	$522,647	$537,031

Liabilities
Accounts payable and accrued expenses	$4,104	$6,040
Accrued interest payable	764	1,708
Funds borrowed	343,520	357,779

Total liabilities	348,388	365,527

Commitments and contingencies	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 19,543,243 shares at March 31, 2012 and 19,320,303 shares at December 31, 2011 issued)	194	192
Treasury stock at cost (1,600,733 shares at March 31, 2012 and December 31, 2011)	(14,304)	(14,304)
Capital in excess of par value	181,858	180,982
Accumulated undistributed net investment loss	(6,873)	(6,737)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	13,384	11,371

Total shareholders’ equity (net assets)	174,259	171,504

Total liabilities and shareholders’ equity	$522,647	$537,031

Number of common shares outstanding	17,942,510	17,719,570
Net asset value per share	$9.71	$9.68

(1)	Includes a $3,097 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Net investment income after income taxes	$1,611	$2,841
Net realized gains (losses) on investments	(58)	9
Net unrealized appreciation on investments	3,913	1,430

Net increase in net assets resulting from operations	5,466	4,280

Investment income, net	(3,212)	(2,795)
Return of capital	(377)	—
Realized gain from investment transactions, net	—	—

Dividends and distributions to shareholders (1)	(3,589)	(2,795)

Stock-based compensation expense	172	59
Exercise of stock options	706	—
Treasury stock acquired	—	—

Capital share transactions	878	59

Total increase in net assets	2,755	1,544
Net assets at the beginning of the period	171,504	162,765

Net assets at the end of the period(2)	$174,259	$164,309

Capital share activity

Common stock issued, beginning of period	19,320,303	18,992,319
Exercise of stock options	130,000	—
Issuance of restricted stock, net	92,940	68,740

Common stock issued, end of period	19,543,243	19,061,059

Treasury stock, beginning of period	(1,600,733)	(1,592,086)
Treasury stock acquired	—	—

Treasury stock, end of period	(1,600,733)	(1,592,086)

Common stock outstanding	17,942,510	17,468,973

(1)	Dividends declared were $0.21 and $0.17 per share for the quarters ended March 31, 2012 and 2011.
(2)	Includes $0 and $4,455 of undistributed net investment income and $0 and $0 of undistributed net realized gains on investments at March 31, 2012 and 2011.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$5,466	$4,280
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	440	346
Amortization (accretion) of origination costs (fees)	61	(32)
Increase (decrease) in net unrealized depreciation on investments	(2,013)	216
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(1,900)	(1,646)
Net realized (gains) losses on investments	58	(9)
Stock-based compensation expense	172	59
Decrease in accrued interest receivable	31	94
(Increase) decrease in other assets, net	670	(1,132)
Increase (decrease) in accounts payable and accrued expenses	(1,937)	806
Decrease in accrued interest payable	(943)	(1,148)

Net cash provided by operating activities	105	1,834

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(33,780)	(67,464)
Proceeds from principal receipts, sales, and maturities of investments	46,506	82,190
Investments in Medallion Bank and other controlled subsidiaries, net	(375)	450
Capital expenditures	(101)	23

Net cash provided by investing activities	12,250	15,199

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	19,279	59,801
Repayments of funds borrowed	(22,287)	(75,026)
Issuance of SBA debentures	—	7,485
Repayments of SBA debentures	(11,250)	(7,485)
Proceeds from exercise of stock options	706	—
Payments of declared dividends	(3,589)	(2,795)

Net cash used for financing activities	(17,141)	(18,020)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,786)	(987)
Cash and cash equivalents, beginning of period	29,352	17,303

Cash and cash equivalents, end of period	$24,566	$16,316

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$3,790	$4,345
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $207,583,000 at March 31, 2012, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,163,000 at March 31, 2012, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 21% and 20% of the investment portfolio at March 31, 2012 and December 31, 2011, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $2,294,000 and $2,456,000 at March

31, 2012 and December 31, 2011, and non-marketable securities of $3,230,000 and $2,121,000 in the comparable periods. The $88,207,000 and $85,932,000 related to portfolio investments in controlled subsidiaries at March 31, 2012 and December 31, 2011 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as on the current moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) before July 2013. Because of these restrictions and other factors, our Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 66% and 68% of the Company’s investment portfolio at March 31, 2012 and December 31, 2011 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 74% were in New York City at March 31, 2012 and December 31, 2011. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (13% and 12% at March 31, 2012 and December 31, 2011) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. More than 20% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 20%, 1%, and 0% at March 31, 2012 and 19%, 1%, and 0% at December 31, 2011.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 62% and 63% at March 31, 2012 and December 31, 2011 (79% and 78% in New York City), commercial loans were 14% and 13%, and 21% and 20% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers. Investment securities were 3% at March 31, 2012 and December 31, 2011, and equity investments (including investments in controlled subsidiaries) were less than 1% and 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2012 and December 31, 2011, net loan origination costs (fees) were $273,000 and $304,000. Net amortization income (expense) for the three months ended March 31, 2012 and 2011 was ($61,000) and $32,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2012 and December 31, 2011, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2012 and 2011.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At March 31, 2012, December 31, 2011, and March 31, 2011, total nonaccrual loans were $27,707,000, $25,795,000, and $25,866,000, and represented 8%, 7%, and 6% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $13,570,000, $12,311,000, and $11,663,000 as of March 31, 2012, December 31, 2011, and March 31, 2011, of which $1,272,000 and $1,072,000 would have been recognized in the quarters ended March 31, 2012 and 2011.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $448,597,000 and $432,385,000 at March 31, 2012 and December 31, 2011, and included $376,425,000 and $370,068,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of March 31, 2012 and December 31, 2011. In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on net investments was $13,384,000, $11,371,000, and $9,876,000 as of March 31, 2012, December 31, 2011, and March 31, 2011. Our investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the quarters ended March 31, 2012 and 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	$—	($14,533)	$943	$26,974	$13,384

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	$—	($11,750)	$517	$21,109	$9,876

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($213)	$310
Unrealized depreciation	(608)	(526)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	1,900	1,646
Realized gains	—	—
Realized losses	424	—
Unrealized gains on foreclosed properties and other assets	2,410	—

Total	$3,913	$1,430

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses	(424)	—
Other gains	359	—
Direct recoveries	7	9
Realized gains on foreclosed properties and other assets	—	—

Total	$(58)	$9

The following table provides additional information on attributes of the nonperforming loan portfolio as of March 31, 2012.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—
Commercial	$27,707	$33,970	$26,751	$90

(1)	As of March 31, 2012, $14,398 of unrealized depreciation has been recorded as a valuation allowance with regards the impaired commercial loans.

The following table shows the aging of medallion and commercial loans as of March 31, 2012.

	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	90 +	Total	Current	Total
Medallion loans	$4,376	$8	$47	$4,431	$286,208	$290,639	$47

Commercial loans
Secured mezzanine	—	—	12,457	12,457	41,121	53,578	—
Asset-based receivable	—	—	—	—	9,024	9,024	—
Other secured commercial	416	—	—	416	7,739	8,155	—

Total commercial loans	416	—	12,457	12,873	57,884	70,757	—

Total	$4,792	$8	$12,504	$17,304	$344,092	$361,396	$47

The following table shows troubled debt restructurings which the Company entered into during the quarter ended March 31, 2012.

				Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment
Medallion loans	—	$—	$—	—	$—

Commercial loans
Secured mezzanine	1	3,384	2,831	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	1	3,384	2,831	—	—

Total	1	$3,384	$2,831	—	$—

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not the relevant reporting unit’s fair value is greater than its carrying amount for 2012 and 2011, and that the goodwill impairment testing is not required. For 2010 and prior periods, the Company tested its goodwill for impairment, and engaged a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of March 31, 2012. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $40,000 and $41,000 for the quarters ended March 31, 2012 and 2011.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $400,000 and $228,000 for the quarters ended March 31, 2012 and 2011. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,948,000, $2,206,000, and $2,930,000 as of March 31, 2012, December 31, 2011, and March 31, 2011.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2010 and 2009, and anticipates qualifying and filing as a RIC for 2011. As a result, no provisions for income taxes have been recorded for the three months ended March 31, 2012 and 2011. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net increase in net assets resulting from operations available to common shareholders	$5,466	$4,280

Weighted average common shares outstanding applicable to basic EPS	17,657,222	17,400,233
Effect of dilutive stock options	240,617	145,231
Effect of restricted stock grants	39,119	2,572

Adjusted weighted average common shares outstanding applicable to diluted EPS	17,936,958	17,548,036

Basic earnings per share	$0.31	$0.25
Diluted earnings per share	0.30	0.24

Potentially dilutive common shares excluded from the above calculations aggregated 323,472 and 988,234 shares as of March 31, 2012 and 2011.

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

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the three months ended March 31, 2012 and 2011, the Company issued 92,957 and 68,740 restricted shares of stock-based compensation awards, and 5,000 and no shares of other stock-based compensation awards, and recognized $172,000 and $59,000, or $0.01 and $0.00 per diluted common share for each period, of non-cash stock-based compensation expense related to the grants. As of March 31, 2012, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,419,000, which is expected to be recognized over the next twelve quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, the Company entered into contracts to purchase interest rate caps on $512,000,000 of notional value of principal from various multinational banks, of which $175,000,000 are active with termination dates ranging to March 2013. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $407,000 were generally fully expensed when paid, including none and $77,000 for the three months ended March 31, 2012 and 2011, and all are carried at $0 on the balance sheet at March 31, 2012.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Statement of operations
Investment income	$12,926	$12,271
Interest expense	1,191	1,806

Net interest income	11,735	10,465
Noninterest income	118	136
Operating expenses	3,659	3,436

Net investment income before income taxes	8,194	7,165
Income tax provision	(2,595)	(1,915)

Net investment income after income taxes	5,599	5,250
Net realized/unrealized losses of Medallion Bank	(1,474)	(2,168)

Net increase in net assets resulting from operations of Medallion Bank	4,125	3,082
Unrealized depreciation on Medallion Bank (1)	(2,066)	(1,299)
Net realized/unrealized losses of controlled subsidiaries other than Medallion Bank	(159)	(137)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$1,900	$1,646

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)	2012	2011
Loans	$572,989	$561,865
Investment securities, at fair value	25,169	26,537

Net investments ($0 pledged as collateral under borrowing arrangements at March 31, 2012 and December 31, 2011) (1)	598,158	588,402
Cash ($0 at March 31, 2012 and December 31, 2011 restricted as to use by lender)	18,527	28,626
Other assets, net	11,611	11,881

Total assets	$628,296	$628,909

Other liabilities	$6,117	$4,316
Due to affiliates	905	964
Deposits and federal funds purchased, including accrued interest payable	510,364	514,779

Total liabilities	517,386	520,059
Medallion Bank equity (2)	110,910	108,850

Total liabilities and equity	$628,296	$628,909

Investment in other controlled subsidiaries	$3,201	$3,080
Total investment in Medallion Bank and other controlled subsidiaries	$88,207	85,932

(1)	Included in Medallion Bank’s net investments is $157 and $183 for purchased loan premium at March 31, 2012 and December 31, 2011.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At March 31, 2012 and December 31, 2011, the net premium on investment securities totaled $356,000 and $403,000, and $47,000 and $12,000 was amortized into interest income for the quarters ended March 31, 2012 and 2011.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2012 and December 31, 2011, net loan origination costs were $5,749,000 and $5,597,000. Net amortization expense for the quarters ended March 31, 2012 and 2011 was $515,000 and $547,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At March 31, 2012, $2,384,000 or 1% of consumer loans, and no commercial or medallion loans were on nonaccrual, compared to $2,264,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2011, and $2,500,000 or 1% of consumer loans, and no commercial or medallion loans on nonaccrual at March 31, 2011. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was essentially zero as of March 31, 2012, December 31, 2011, and March 31, 2011.

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

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at March 31, 2012 and December 31, 2011 was $1,098,000 and $1,250,000, and $261,000 and $264,000 was amortized to interest expense during the quarters ended March 31, 2012 and 2011. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31,	December 31,	Interest
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	2012	2011	Rate (1)
Deposits	$271,888	$193,544	$44,321	$—	$—	$—	$509,753	$514,329	0.74%

(1)	Weighted average contractual rate as of March 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that beginning paid-in-capital funds of not less than $22,000,000 be provided, that the leverage capital ratio (Tier 1 capital to total assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to the Company of $2,000,000 and $1,000,000 in the 2012 and 2011 first quarters.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of March 31, 2012 and December 31, 2011, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of March 31, 2012, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	March 31, 2012	December 31, 2011
Tier 1 capital	—	—	$109,113	$107,009
Total capital	—	—	116,711	114,504
Average assets	—	—	621,315	604,329
Risk-weighted assets	—	—	601,011	592,528
Leverage ratio (1)	4%	5%	17.6%	17.7%
Tier 1 capital ratio (2)	4	6	18.2	18.1
Total capital ratio (2)	8	10	19.4	19.3

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31,	December 31,	Interest
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	2012	2011	Rate (1)
Revolving lines of credit	$—	$171,198	$—	$—	$—	$—	$171,198	$180,566	1.50%
Notes payable to banks	15,186	28,541	33,245	3,915	—	—	80,887	74,528	3.66%
SBA debentures	16,300	9,150	10,000	4,000	—	18,985	58,435	69,685	5.30%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68%

Total	$31,486	$208,889	$43,245	$7,915	$—	$51,985	$343,520	$357,779	3.25%

(1)	Weighted average contractual rate as of March 31, 2012.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $171,198,000 was outstanding at March 31, 2012. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.24% at March 31, 2012) plus 0.75%, or 90 day LIBOR (0.47% at March 31, 2012) plus 0.50%; plus 0.95%.

In December 2006, Trust II entered into a revolving line of credit agreement with Citibank N.A., to provide up to $250,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (Citi line), which was paid off in March 2010, in advance of the May 2010 maturity. In November 2008, the line of credit was reduced to $225,000,000, and was further reduced to $35,000,000 in November 2009. Borrowings under Trust II’s revolving line of credit were collateralized by Trust II’s assets. MFC was the servicer of the loans owned by Trust II. The Citi line included a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests were not met, MFC could have been replaced as the servicer. The interest rate was a pooled short-term commercial paper rate, which approximated LIBOR, plus 1.07% with a facility fee of 1.50% on the aggregate Citi line.

(B) SBA DEBENTURES

In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of March 31, 2012, $106,985,000 of commitments had been fully utilized, and $5,000,000 was available for borrowing.

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

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on our consolidated balance sheets. The table below summarizes the key attributes of our various borrowing arrangements with banks as of March 31, 2012.

(Dollars in thousands)
Borrower	# of Banks / Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at March 31, 2012	Monthly Payment	Average Interest Rate at March 31, 2012	Interest Rate Index (1)
Medallion Chicago	3/28	12/11	12/14	Term loans secured by owned Chicago medallions (2)	$26,152	$25,998	$139 principal & interest	4.04%	N/A

The Company	2/3	3/11 - 9/11	6/13 - 5/14	Revolving line of credit secured by pledged loans	35,000	25,500	Interest only	3.00% + 0.25% unused fee	LIBOR + 2%, 3% floor; Prime + 0.5% , 4% floor; LIBOR + 2% or Prime – 0.5%, 3% floor

The Company	3/6	1/09 – 7/11	7/12 - 1/16	Participated loans treated as financings	18,259	18,145	Proportionate to the payments received on the participated loans	4.15%	N/A

MFC	3/3	1/05 – 8/11	4/12 – 8/13	Revolving line of credit secured by pledged loans (3)	53,000	7,250	Interest only	3.04%	Prime + 0.50%; LIBOR + 2.50% or LIBOR +2.00%, 3% floor

MFC	4/7	11/09 – 9/10	7/12 - 1/15	Participated loans treated as financings	4,321	3,994	Proportionate to the payments received on the participated loans	4.26%	4.26% (4)

					$136,732	$80,887

(1)	At March 31, 2012, 30 day LIBOR was 0.24%, 360 day LIBOR was 1.05%, and the prime rate was 3.25%.
(2)	$15,992 guaranteed by the Company.
(3)	Guaranteed by the Company.
(4)	Generally, each of these notes reprice on their one year anniversary date at the greater of the current interest rate, or the prime rate plus an index, which ranges from 0.25% to 0.50%. One $538 loan remains fixed to term at 5.50%, one $670 loan remains fixed to term at 4.125%, and $1,041 loan remains fixed to term at 3.50%.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.47% at March 31, 2012) plus 2.13%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At March 31, 2012, $33,000,000 was outstanding on the preferred securities. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At March 31, 2012, 156,155 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At March 31, 2012, no shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of March 31, 2012, 627,392 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

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

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At March 31, 2012, 1,054,563 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 981,007 options were exercisable, and there were 172,233 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.25 for the three months ended March 31, 2012, and there were no options granted during the 2011 first quarter. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended March 31,
	2012	2011
Risk free interest rate	1.09%	NA
Expected dividend yield	7.53	NA
Expected life of option in years (1)	6.00	NA
Expected volatility (2)	30.00	NA

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the periods ended March 31, 2012 and December 31, 2011.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,495,968	$3.50-14.63	$8.75
Granted	—	—	—
Cancelled	(68,089)	4.85-14.63	12.35
Exercised	(248,316)	3.87-11.21	6.75

Outstanding at December 31, 2011	1,179,563	3.50-13.06	8.96
Granted	5,000	11.53	11.53
Cancelled	—	—	—
Exercised (1)	(130,000)	3.50-5.51	5.43

Outstanding at March 31, 2012 (2)	1,054,563	$3.50-13.06	$9.40

Options exercisable at March 31, 2012 (2)	981,007	$3.50-13.06	$9.51

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $751,000 and $0 for the 2012 and 2011 first quarters.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2012 and the related exercise price of the underlying options, was $2,142,000 for outstanding options and $1,918,000 for exercisable options as of March 31, 2012.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the periods ended March 31, 2012 and December 31, 2011.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2010	—	$—	$—
Granted	79,800	7.99-11.53	8.48
Cancelled	(132)	7.99	7.99
Vested (1)	—	—	—

Outstanding at December 31, 2011	79,668	7.99-11.53	8.48
Granted	92,957	11.08	11.08
Cancelled	(17)	11.53	11.53
Vested (1)	(375)	7.99	7.99

Outstanding at March 31, 2012 (2)	172,233	$7.99-11.53	$9.88

(1)	The aggregate fair value of the restricted stock vested was $4,000 and $0 for the 2012 and 2011 first quarters.
(2)	The aggregate fair value of the restricted stock was $1,922,000 as of March 31, 2012.

The following table presents the activity for the unvested options outstanding under the plan for the quarter ended March 31, 2012.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2011	68,556	$7.17-8.21	$7.89
Granted	5,000	11.53	11.53
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2012	73,556	$7.17-11.53	$8.14

The intrinsic value of the options vested was $0 for the 2012 first quarter.

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2012 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
		Weighted average			Weighted average
Range of Exercise Prices	Shares at March 31, 2012	Remaining contractual life in years	Exercise price	Shares at March 31, 2012	Remaining contractual life in years	Exercise price
$3.50-4.85	82,947	0.76	$3.76	82,947	0.76	$3.76
6.89-13.06	971,616	5.38	9.89	898,060	5.17	10.03

$3.50-13.06	1,054,563	5.01	9.40	981,007	4.80	9.51

The following table summarizes information regarding restricted stock outstanding at March 31, 2012 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
		Weighted average
Range of Grant Prices	Shares at March 31, 2012	Remaining vesting period in years	Grant price
$7.99-11.53	172,233	2.48	$9.88

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Prepayment fees	$144	$124
Late charges	86	96
Servicing fees	71	141
Other	34	48

Total noninterest income	$335	$409

Prepayment fees increased in the 2012 first quarter reflecting higher prepayment activities encouraged by lower interest rates. Servicing fees decreased in 2012 first quarter due to lower servicing and other fee income received from Medallion Bank.

The major components of other operating expenses were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Travel, meals, and entertainment	$241	$244
Miscellaneous taxes	94	118
Office expense	50	64
Investment and referral expense	45	49
Insurance	42	40
Bank charges	41	49
Directors’ fees	41	115
Depreciation and amortization	40	41
Telephone	38	45
Other expenses	134	133

Total other operating expenses	$766	$898

Miscellaneous taxes were lower in the 2012 first quarter due to higher franchise and excise taxes in the prior year. Directors’ fees decreased as a result of an accrual adjustment in the 2012 first quarter.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Net share data
Net asset value at the beginning of the period	$9.68	$9.35
Net investment income	0.09	0.16
Income tax (provision) benefit	—	—
Net realized losses on investments	(0.00)	—
Net change in unrealized appreciation on investments	0.21	0.08

Net increase in net assets resulting from operations	0.30	0.24
Issuance of common stock	(0.08)	(0.03)
Repurchase of common stock	—	—
Distribution of net investment income	(0.20)	(0.16)
Distribution of net realized gains on investments	—	—
Other	0.01	0.01

Total increase (decrease) in net asset value	0.03	0.06

Net asset value at the end of the period (1)	$9.71	$9.41

Per share market value at beginning of period	$11.38	$8.20
Per share market value at end of period	11.16	8.79
Total return (2)	(1%)	37%

Ratios/supplemental data
Total shareholders’ equity (net assets)	$174,259	$171,504
Average net assets	173,031	164,164
Total expense ratio (3) (4)	15.31%	17.70%
Operating expenses to average net assets (4)	7.76	9.05
Net investment income after income taxes to average net assets(4)	3.74	7.02

(1)	Includes $0.00 and $0.26 of undistributed net investment income per share and $0.00 and $0.00 of undistributed net realized gains per share as of March 31, 2012 and 2011.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $1,476 and $1,356 and operating expenses of $1,518 and $1,086, which formerly were the Company’s were now MSC’s for the quarters ended March 31, 2012 and 2011. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 19% and 20%, 11% and 12%, and 3.65% and 7.69%, for the first quarters of 2012 and 2011.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $39,000 and $28,000 for the 2012 and 2011 first quarters.

At March 31, 2012, December 31, 2011, and March 31, 2011, the Company or MSC serviced $376,425,000, $370,068,000, and $350,882,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, in the 2012 and 2011 first quarters, $1,476,000 and $1,356,000 of servicing fee income was earned by MSC.

The following table summarizes is the net revenues received from Medallion Bank.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Loan origination fees	$115	$255
Reimbursement of operating expenses	71	61
Servicing fees	5	5
Interest income	—	—

Total other income	$191	$321

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2012 and December 31, 2011, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$440,867	$440,867	$451,835	$451,835
Cash	24,566	24,566	29,352	29,352
Accrued interest receivable	1,089	1,089	1,120	1,120
Financial liabilities
Funds borrowed	343,520	343,520	357,779	357,779
Accrued interest payable	764	764	1,708	1,708

(12) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC Topic 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during 2012.

In accordance with FASB ASC Topic 820, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). Our assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

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

A review of fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category. During the quarter ended March 31, 2012, there have been no changes to the inputs and valuation techniques used to measure fair value ore the level in which they are classified.

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

March 31, 2012 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$291,025	$291,025
Commercial loans	—	—	56,111	56,111
Investment in Medallion Bank and other controlled subsidiaries	—	—	88,207	88,207
Equity investments	282	—	5,242	5,524
Other assets	—	45,679	—	45,679

December 31, 2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$307,167	$307,167
Commercial loans	—	—	54,159	54,159
Investment in Medallion Bank and other controlled subsidiaries	—	—	85,932	85,932
Equity investments	231	—	4,346	4,577
Other assets	—	43,822	—	43,822

Included in level 3 investment in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in start-up businesses engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the quarters ended March 31, 2012 and 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2011	$307,167	$54,159	$85,932	$4,346	$—
Gains (losses) included in earnings	—	(652)	3,900	146	—
Purchases, investments, and issuances	28,486	4,544	375	750	—
Sales, maturities, settlements, and distributions	(44,628)	(1,940)	(2,000)	—	—

March 31, 2012	$291,025	$56,111	$88,207	$5,242	$—

Amounts related to held assets(1)	$—	($659)	$3,900	$146	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2010	$323,126	$76,866	$78,735	$4,509	$—
Gains (losses) included in earnings	—	(533)	2,646	311	—
Purchases, investments, and issuances	65,505	1,959	354	—	—
Sales, maturities, settlements, and distributions	(78,132)	(3,886)	(1,800)	(135)	—

March 31, 2011	$310,499	$74,406	$79,935	$4,685	$—

Amounts related to held assets(1)	$—	($533)	$2,646	$316	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2011.

(13) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through May 7, 2012, the date of financial statement issuance.

On May 1, 2012, the Company extended the maturity of its revolving line of credit with New York Commercial Bank to May 1, 2013.

On April 26, 2012, the Company extended the maturity of its revolving line of credit with Bank Hapoalim to May 1, 2013.

On April 26, 2012, the Company’s board of directors declared a $0.21 per share common stock dividend, payable on May 25, 2012 to shareholders of record on May 15, 2012.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2012

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York						484	123%	4.52%	$27,387	$214,858	$214,985
		Lena Cab Corp ##	Term Loan	12/9/2011	12/09/15	1	2%	3.60%		$3,752	$3,745
		Sean Cab Corp ##	Term Loan	12/9/2011	12/08/15	1	2%	3.60%		$3,752	$3,745
		Real Cab Corp ##	Term Loan	7/20/2007	07/20/17	1	1%	6.75%		$2,551	$2,551
		Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	6.75%		$350	$350
		Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	06/07/15	1	1%	5.25%		$2,577	$2,572
		Cabbo Service Corp ##	Term Loan	9/7/2010	09/07/13	1	1%	5.00%		$1,800	$1,792
		Slo Cab Corp ##	Term Loan	7/20/2007	07/20/17	1	1%	6.75%		$1,527	$1,527
		Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	6.75%		$210	$210
		Lety Cab Corp ##	Term Loan	10/21/2010	10/20/15	1	1%	4.00%		$1,637	$1,634
		Sandhu & Baath Inc/Note 2 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$649	$649
		Sandhu & Baath Inc/Note 1 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$647	$647
		Orys Trans Corp ##	Term Loan	9/26/2011	09/26/14	1	1%	4.00%		$1,285	$1,287
		Cafe Service Co Inc ##	Term Loan	11/9/2011	11/09/16	1	1%	4.40%		$1,267	$1,266
		Spurt Cab Corp ##	Term Loan	4/1/2011	10/01/13	1	1%	4.75%		$1,255	$1,257
		Bunty & Jyoti Inc ##	Term Loan	11/22/2011	11/22/14	1	1%	4.25%		$1,256	$1,255
		Sonu-Seema Corp ##	Term Loan	11/22/2011	11/22/14	1	1%	4.25%		$1,256	$1,255
		Januko Transit Inc ##	Term Loan	12/9/2011	12/09/15	1	1%	3.60%		$1,251	$1,250
		Nancy Transit Inc ##	Term Loan	4/6/2011	04/06/14	1	1%	4.50%		$1,251	$1,250
		Vichy Cab Corp ##	Term Loan	2/21/2012	02/21/15	1	1%	4.50%	$1,250	$1,250	$1,249
		W Mit Trans Corp ##	Term Loan	3/22/2011	12/08/15	1	1%	3.60%		$1,248	$1,246
		Munkach Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,248	$1,246
		Mamkale Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,248	$1,246
		W. Vil Trans Corp ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,248	$1,246
		Sabrinush Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,248	$1,246
		Slate Cab Corp ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,248	$1,246
		Daf Cab Corp ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,248	$1,246
		Yankl Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,248	$1,246
		Brini Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,248	$1,246
		Sapphire Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,248	$1,246
		Fenway Cab Corp ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,248	$1,246
Various New York &&		2.36% to 14.00% ##	Term Loan	08/17/98 to 03/30/12	Matured to 09/10/23	454	99%	4.58%	$26,137	$171,607	$171,788

Boston						54	9%	6.49%	$1,516	$15,097	$15,131
		Chidi Trans Inc ##	Term Loan	11/17/2011	11/17/14	1	*	6.00%		$715	$715
		Chidi Trans Inc ##	Term Loan	7/24/2008	07/24/13	1	*	7.00%		$558	$557
Various Boston &&		3.25% to 9.66% ##	Term Loan	06/12/07 to 03/27/12	06/12/12 to 07/11/16	52	8%	6.49%	$1,516	$13,824	$13,859

Cambridge		5.50% to 9.22% ##	Term loan	03/28/08 to 01/26/12	06/04/12 to 11/18/20	22	4%	6.57%	$296	$6,433	$6,443

Chicago						120	19%	5.51%	$15,395	$33,217	$33,337
		Cozy Cab Et Al ##	Term Loan	12/22/2011	12/22/14	1	2%	5.50%		$3,426	$3,421
		Sweetgrass Peach &Chadwick Cap ##	Term Loan	11/23/2011	11/23/14	1	1%	5.75%		$1,515	$1,514
Various Chicago &&		4.50% to 10.30% ##	Term loan	04/29/05 to 03/29/12	08/15/12 to 03/29/17	118	16%	5.50%	$15,395	$28,276	$28,402

Newark &&		5.75% to 8.75% ##	Term loan	04/06/00 to 03/15/12	04/30/12 to 12/08/21	100	10%	7.20%	$1,624	$16,848	$16,934
Other						20	2%	6.46%	$224	$4,186	$4,195
Philadelphia		Dorit Matityahu ##	Term Loan	8/4/2011	08/04/14	1	1%	6.25%		$2,175	$2,172
Various Other &&		5.43% to 11.50% ##	Term loan	10/15/04 to 01/09/12	10/01/12 to 03/10/18	19	1%	6.69%	$224	$2,011	$2,023

Total medallion loans ($231,655 pledged as collateral under borrowing arrangements)						800	167%	4.97%	$46,442	$290,639	$291,025

Commercial Loans
Secured mezzanine (18% Minnesota, 16% Florida, 14% Oklahoma, 9% North Carolina, 7% Deleware, 7% California, 7% New York, 7% Wisconsin and 15% all other states) (2)
Manufacturing (69% of the total)	+	Reel Power (capitalized interest of $86 per footnote 2)	Term loan	12/31/09	02/04/14	1	2%	14.00%		$3,586	$3,586
		Motion Tech (capitalized interest of $237 per footnote 2) (interest rate includes PIK interest of 6%)	Term loan	12/23/10	12/23/15	1	2%	18.00%		$3,237	$3,242
		Imperial Plastics (capitalized interest of $25 per footnote 2) (interest rate includes PIK interest of 3%)	Term loan	12/15/11	12/31/16	1	2%	15.00%		$2,825	$2,843
		Process Fab & (interest rate includes PIK interest of 8%)	Term loan	04/17/08	12/31/15	1	2%	8.00%		$4,500	$2,810
		Quaker Bakery (interest rate includes PIK interest of 5%)	Term loan	03/28/12	03/28/17	1	1%	17.00%	$2,600	$2,600	$2,587
	+	PACA Foods	Term loan	12/31/10	12/31/15	1	1%	12.00%		$1,500	$1,500
	+	PACA Foods	Term loan	12/31/10	12/31/15	1	*	14.00%		$1,426	$823
	+	Packaging Specialists (capitalized interest of $224 per footnote 2) (interest rate includes PIK interest of 6%)	Term loan	04/01/08	04/01/13	1	1%	14.00%		$2,214	$2,214
		Aeration & (capitalized interest of $81 per footnote 2) (interest rate includes PIK interest of 6%)	Term loan	12/31/10	06/30/16	1	1%	18.00%		$2,416	$2,190
		Dynamic Systems (capitalized interest of $92 per footnote 2) (interest rate includes PIK interest of 3.5%)	Term loan	12/23/10	12/23/17	1	1%	15.50%		$2,092	$2,092
		Orchard &	Term loan	03/10/99	Matured	1	1%	13.00%		$1,390	$1,390
	+	Various Other && (capitalized interest of $125 per footnote 2)	Term loan	12/15/04 to 03/31/06	03/31/13 to 12/15/12	2	1%	12.37%		$1,737	$1,734
Wholesale Trade (10% of the total)		Twin-Star (interest rate includes PIK interest of 1%)	Term loan	06/01/07	04/24/14	1	2%	13.00%		$4,000	$4,000
	+	Various Other &&	Term loan	03/31/08	03/31/13	1	*	14.00%		$2,484	$101
Arts, Entertainment, and Recreation (9% of the total)		RPAC Racing (capitalized interest of $435 per footnote 2) (interest rate includes PIK interest of 10%)	Term loan	11/19/10	11/19/15	1	2%	10.00%		$3,475	$3,475
Administrative and Support Services (5% of the total)	+	Staff One & (interest rate includes PIK interest of 13%)	Term loan	06/30/08	12/31/13	1	1%	13.00%		$3,306	$1,851
	+	Staff One & (interest rate includes PIK interest of 13%)	Term loan	09/15/11	12/31/13	1	*	13.00%		$100	$100
		Various Other && (capitalized interest of $275 per footnote 2) (interest rate includes PIK interest of 9%)	Term loan	01/14/05	Matured	1	*	19.00%		$5,070	$0
Accommodation and Food Services (3% of the total)		Various Other &&	Term loan	6/30/00 to 11/05/10	10/01/15 to 11/05/15	3	1%	9.86%		$3,419	$1,369

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2012

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Health Care and Social Assistance (3% of the total)	+	Various Other &&	Termloan	06/28/07	06/30/17	1	1%	7.00%		$1,351	$1,051
Retail Trade (1% of the total)		Various Other &&	Term loan	06/30/00	10/01/15	1	*	10.00%		$718	$342
Professional, Scientific, and Technical Services (0% of the total)		Various Other &&	Term loan	10/26/11	11/01/14	1	*	10.00%		$131	$131

Total secured mezzanine (2)						25	23%	13.61%	$2,600	$53,577	$39,431

Asset-based (64% New York, 25% New Jersey and 11% all other states)
Wholesale Trade (50% of the total)
		Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/12	1	1%	4.50%		$2,022	$1,988
Various Other		4.75% to 6.75% ##	Revolving line of credit	01/23/99 to 01/13/12	04/11/12 to 03/27/13	12	1%	5.66%	$267	$2,478	$2,417
Transportation and Warehousing (15% of the total)		5.75% to 8.00% ##	Revolving line of credit	12/31/01 to 07/20/07	05/02/12 to 02/06/13	5	1%	6.65%		$1,362	$1,333
Manufacturing (10% of the total)		5.50% to 7.00% ##	Revolving line of credit	07/07/04 to 05/06/11	05/06/12 to 02/18/13	7	1%	6.13%		$941	$913
Retail Trade (8% of the total)		4.75% to 6.14% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/12 to 12/21/12	5	*	5.53%		$749	$732
Finance and Insurance (8% of the total)		4.25% to 8.25%	Revolving line of credit	02/06/02 to 11/10/11	07/25/12 to 02/14/13	6	*	6.31%		$740	$707
Construction (3% of the total)		5.75% to 6.00% ##	Revolving line of credit	06/29/99 to 07/20/99	06/29/12 to 07/20/12	2	*	5.84%		$278	$274
Administrative and Support Services (3% of the total)		5.50% to 5.75%	Revolving line of credit	06/22/04 to 06/30/07	06/22/12 to 06/30/12	2	*	5.75%		$280	$273
Accommodation and Food Services (2% of the total)		6.00%	Revolving line of credit	04/27/11	04/27/12	1	*	6.00%		$156	$158
Health Care and Social Assistance (0% of the total)		5.75% ##	Revolving line of credit	10/02/07	10/02/12	1	*	5.75%		$18	$9

Total asset-based ($5,410 pledged as collateral under borrowing arrangements)						42	5%	5.65%	$267	$9,024	$8,804

Other secured commercial (75% New York, 23% New Jersey and 2% Illinois)
Accommodation and Food Services (48% of the total)
		Dune Deck Owners Corp ##	Term loan	04/24/07	03/31/14	1	2%	7.25%		$3,097	$3,097
Various Other &&		8.50% to 12.50%	Term loan	05/25/05 to 12/23/08	06/25/12 to 07/29/14	5	*	10.22%		$707	$706
Retail Trade (41% of the total)		0.00% to 12.00%	Term loan	09/13/06 to 03/15/12	09/16/12 to 03/15/17	14	2%	9.38%	$1,035	$3,480	$3,197
Transportation and Warehousing (5% of the total)		5.65% to 6.50%	Term loan	06/08/09 to 01/20/12	05/26/12 to 11/22/13	14	*	5.84%	$250	$385	$394
Other Services (except Public Administration) (3% of the total)		5.50% to 6.50%	Term loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2	*	5.95%		$271	$272
Real Estate and Rental and Leasing (3% of the total)		4.75% to 6.00%	Term loan	04/22/99 to 04/01/10	04/01/15 to 09/01/15	2	*	5.21%		$216	$211
Total other secured commercial loans ($3,097 pledged as collateral under borrowing arrangements)						38	5%	8.25%	$1,285	$8,156	$7,877

Total commercial loans ($8,507 pledged as collateral under borrowing arrangements) (2)						105	32%	11.98%	$4,152	$70,757	$56,111

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking		Medallion Bank **	100% of common stock	05/16/02	None	1	49%	7.65%		$85,007	$85,007
Real Estate		Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$2,506	$2,506
Various Other				12/20/04 to 1/5/11	None	3	*	0.00%		$694	$694

Investment in Medallion Bank and other controlled subsidiaries, net						5	51%	7.37%	$0	$88,207	$88,207

Equity investments
Appliance Recycler #		Appliance Recycling Centers of America, Inc. **	8.86% of common stock	09/10/98	None	1	1%	0.00%		$0	$2,012
Commercial Finance		Convergent Capital, Ltd	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,094	$1,214
NASCAR Race Team		Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	*	0.00%		$454	$454
Machinery Manufacturer	+	Reel Power International, Inc.	2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Bakery		Quaker Bakery	*	03/28/12	None	1	*	0.00%		$359	$359
Equipment Manufacturing		Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$365	$0

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2012

(Dollars in thousands)		Obligor Name/ Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Various Other	**		*	12/5/02 to 12/30/10	None	5	1%	3.35%	$1,109	$1,991	$1,167

Equity investments, net						11	3%	1.46%	$1,109	$4,581	$5,524

Investment securities

Investment securities, net						0	0%	0.00%	$0	$0	$0

Net Investments ($240,162 pledged as collateral under borrowing arrangements) (3)						921	253%	6.49%	$51,703	$454,184	$440,867

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $2,158 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 252%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totalled $34,119, $23,771 and $10,348, respectively . The tax cost of investments was $430,519.
(5)	For revolving lines of credit the amount shown is the cost at March 31, 2012.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to total assets of Medallion Financial on an unconsolidated basis was up to 27% and up to 16% on a consolidated basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at March 31, 2012.

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

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2011

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2011 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					502	133%	4.66%	$154,686	$227,426	$227,480
	Sean Cab Corp ##	Term loan	12/9/2011	12/08/15	1	2%	3.60%	$3,774	$3,775	$3,770
	Lena Cab Corp ##	Term loan	12/9/2011	12/09/15	1	2%	3.60%	$3,774	$3,775	$3,770
	Sifnos, Van-Dim, Kitriani Incs ##	Term loan	6/8/2010	06/07/15	1	2%	5.25%		$2,611	$2,607
	Real Cab Corp ##	Term loan	7/20/2007	07/20/17	1	1%	6.75%		$2,546	$2,541
	Cabbo Service Corp ##	Term loan	9/7/2010	09/07/13	1	1%	5.00%		$1,801	$1,792
	Lety Cab Corp ##	Term loan	10/21/2010	10/20/15	1	1%	4.00%		$1,647	$1,645
	Slo Cab Corp ##	Term loan	7/20/2007	07/20/17	1	1%	6.75%		$1,528	$1,524
	Sandhu & Baath Inc ##	Term loan	5/10/2011	05/10/14	1	1%	4.75%	$1,320	$1,303	$1,304
	Orys Trans Corp ##	Term loan	9/26/2011	09/26/14	1	1%	4.00%	$1,300	$1,296	$1,296
	Cafe Service Co Inc ##	Term loan	11/9/2011	11/09/16	1	1%	4.40%	$1,275	$1,274	$1,274
	Bunty & Jyoti Inc ##	Term loan	11/22/2011	11/22/14	1	1%	4.25%	$1,264	$1,263	$1,263
	Sonu-Seema Corp ##	Term loan	11/22/2011	11/22/14	1	1%	4.25%	$1,264	$1,263	$1,263
	Spurt Cab Corp ##	Term loan	4/1/2011	10/01/13	1	1%	4.75%	$1,275	$1,258	$1,261
	Januko Transit Inc ##	Term loan	12/9/2011	12/09/15	1	1%	3.60%	$1,258	$1,258	$1,258
	Nancy Transit Inc ##	Term loan	4/6/2011	04/06/14	1	1%	4.50%	$1,275	$1,258	$1,257
	Fenway Cab Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Slate Cab Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Yankl Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Munkach Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Sapphire Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	W Mit Trans Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Brini Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Daf Cab Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	W. Vil Trans Corp ##	Term loan	3/22/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Sabrinush Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Mamkale Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	New Direction Cab Corp ##	Term loan	11/18/2011	11/18/14	1	1%	4.00%	$1,200	$1,195	$1,200
	Ride Yellow Llc ##	Term loan	1/14/2011	02/15/16	1	1%	4.88%	$1,200	$1,200	$1,200
	Hoyt Cab Corp ##	Term loan	2/18/2011	02/18/14	1	1%	4.50%	$1,200	$1,200	$1,200
Various New York &&	2.67% to 14.00% ##		8/17/98 to 12/23/2011	12/6/11 to 9/10/2023	473	106%	4.75%	$119,282	$182,159	$182,250
Boston &&	3.25% to 9.66% ##	Term loan	6/12/07 to 11/17/2011	06/12/12 to 07/11/16	59	10%	6.56%	$7,118	$16,955	$17,012
Cambridge	5.50% to 9.22% ##	Term loan	3/28/08 to 11/23/11	03/19/12 to 11/18/20	21	4%	6.62%	$1,405	$6,179	$6,198
Chicago					136	20%	5.79%	$35,709	$34,200	$34,352
	Cozy Cab et al ##	Term loan	12/22/2011	12/22/14	1	2%	5.50%	$3,031	$3,031	$2,999
	Sweetgrass Peach & Chadwick Cap ##	Term loan	11/23/2011	11/23/14	1	1%	5.75%	$1,530	$1,525	$1,527
Various Chicago	5.00% to 10.30% ##	Term loan	4/29/05 to 12/16/2011	03/10/12 to 12/16/16	134	17%	5.82%	$31,148	$29,644	$29,825
Newark &&	6.00% to 9.00% ##	Term loan	4/6/00 to 12/8/2011	01/11/12 to 12/08/21	109	10%	7.38%	$6,009	$17,693	$17,790
Other					21	3%	6.54%	$2,930	$4,318	$4,335
Philadelphia	Dorit Matityahu ##	Term loan	8/4/2011	08/04/14	1	1%	6.25%	$2,209	$2,187	$2,189
Various Other &&	5.43% to 11.50% ##	Term loan	10/15/04 to 9/22/11	02/15/12 to 3/10/2018	20	1%	6.84%	$721	$2,131	$2,147

Total medallion loans ($243,057 pledged as collateral under borrowing arrangements)					848	179%	5.11%	$207,858	$306,771	$307,167

Commercial Loans
Secured mezzanine (18% Florida, 14% Minnesota, 14% Oklahoma, 10% Indiana, 9% California, 7% Texas and 28% all other states) (2)
Manufacturing
+	Reel Power (capitalized interest of $86 per footnote 2) (interest rate includes PIK interest of 2%)	Term loan	08/04/08	02/04/14	1	2%	14.00%		$3,586	$3,586
	Process Fab (capitalized interest of $384 per footnote 2) & (interest rate includes PIK interest of 3%)	Term loan	04/17/08	04/17/15	1	2%	14.00%		$4,884	$3,358
	Motion Tech (capitalized interest of $189 per footnote 2) (interest rate includes PIK interest of 6%)	Term loan	12/23/10	12/23/15	1	2%	18.00%		$3,189	$3,195
	Imperial (capitalized interest of $4 per footnote 2) (interest rate includes PIK interest of 3%)	Term loan	12/15/11	12/31/16	1	2%	15.00%	$2,800	$2,804	$2,823
+	Packaging Specialists (capitalized interest of $191 per footnote 2) (interest rate includes PIK interest of 6%)	Term loan	04/01/08	04/01/13	1	1%	14.00%		$2,191	$2,191
	Aeration (capitalized interest of $81 per footnote 2) & (interest rate includes PIK interest of 6%)	Term loan	12/31/10	06/30/16	1	1%	18.00%		$2,416	$2,190
	Dynamic Systems (capitalized interest of $74 per footnote 2) (interest rate includes PIK interest of 3.5%)	Term loan	12/23/10	12/23/17	1	1%	15.50%		$2,074	$2,074
+	PACA Foods	Term loan	12/31/10	12/31/15	1	1%	14.00%		$1,500	$1,499
+	PACA Foods	Term loan	12/31/10	12/31/15	1	1%	12.00%		$1,500	$1,499
	Orchard &	Term loan	03/10/99	Matured	1	1%	13.00%		$1,420	$1,220
+	Various Other – 12% to 13% (capitalized interest of $92 per footnote 2) && (interest rate includes PIK interest of 12%)	Term loan	12/15/04 to 10/2/06	03/01/12 to 03/31/13	3	1%	12.34%		$1,896	$1,891
Administrative and Support Services
	Staff One &	Term loan	06/30/08	12/31/13	1	1%	13.00%		$3,306	$1,850

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2011

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2011 Acquisitions (5)	Cost (4)	Fair Value
		Staff One &	Term loan	09/15/11	12/31/13	1	*	13.00%	$100	$100	$100
		Various Other (capitalized interest of $275 per footnote 2) && (interest rate includes PIK interest of 9%)	Term loan	01/14/05	Matured	1	*	19.00%		$5,070	$0
Wholesale Trade
		Twin-Star (interest rate includes PIK interest of 1%)	Term loan	06/01/07	04/24/14	1	2%	13.00%		$4,000	$4,000
	+	Various Other &&	Term loan	03/31/08	03/31/13	1	*	16.00%		$2,484	$101
Accommodation and Food Services		(capitalized interest of $386 per footnote 2) -- 9.25% to 10.00% & (interest rate includes PIK interest of 3.5%)	Term loan	12/22/94 to 11/5/10	10/1/15- 11/5/15	3	1%	9.86%		$3,540	$1,488
Arts, Entertainment, and Recreation		RPAC Racing (capitalized interest of $340 per footnote 2) (interest rate includes PIK interest of 10%)	Term loan	11/19/10	11/19/15	1	2%	10.00%		$3,379	$3,379
Health Care and Social Assistance	+	Various Other &&	Term loan	12/31/98	06/30/17	1	1%	7.00%		$1,386	$986
Retail Trade		(capitalized interest of $143 per footnote 2) && (interest rate includes PIK interest of 3.5%)	Term loan	09/23/97	10/01/15	1	*	10.00%		$752	$376
Professional, Scientific, and Technical Services		Various Other &&	Term loan	10/26/11	11/02/14	1	*	10.00%	$150	$145	$45

Total secured mezzanine (2)						25	22%	14.04%	$3,050	$51,622	$37,851

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2011

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2011 Acquisitions (5)	Cost (4)	Fair Value
Asset-based (82% New York, 13% New Jersey and 5% all other states)
Wholesale Trade
	Newburg Egg Corp. ##	Revolving line of credit	03/16/99	03/16/12	1	1%	6.00%		$1,446	$1,425
	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/12	1	1%	4.50%		$1,349	$1,320
Various Other	4.75% to 6.75% ##	Revolving line of credit	1/23/99 to 11/30/11	01/14/12 to 11/30/12	10	1%	5.51%	$84	$1,593	$1,564
Transportation and Warehousing	5.75% to 8.00% ##	Revolving line of credit	12/31/01 to 7/20/07	02/06/12 to 12/31/12	5	1%	6.51%		$1,885	$1,846
Finance and Insurance	4.25% to 8.25%	Revolving line of credit	2/6/02 to 11/10/11	02/06/12 to 11/10/12	6	*	6.28%	$38	$718	$687
Construction	5.75 % to 6.00% ##	Revolving line of credit	6/29/99 to 7/20/99	06/29/12 to 07/20/12	2	*	5.77%		$666	$656
Retail Trade	4.75% to 6.11% ##	Revolving line of credit	10/19/98 to 8/31/06	07/24/12 to 12/21/12	5	*	5.45%		$649	$630
Administrative and Support Services	5.50% to 5.75%	Revolving line of credit	6/22/04 to 6/30/07	06/22/12 to 06/30/12	2	*	5.59%		$387	$372
Manufacturing	5.50% to 7.00% ##	Revolving line of credit	7/7/04 to 5/6/11	02/18/12 to 11/29/12	7	*	6.55%	$34	$348	$329
Health Care and Social Assistance	5.75% to 6.00% ##	Revolving line of credit	10/2/07 to 12/1/10	10/02/12 to 12/01/12	2	*	5.83%		$289	$275
Accommodation and Food Services	6.00%	Revolving line of credit	04/27/11	04/27/12	1	*	6.00%	$51	$57	$60

Total asset-based ($6,506 pledged as collateral under borrowing arrangements)					42	5%	5.77%	$207	$9,388	$9,165

Other secured commercial (83% New York, 15% New Jersey and 2% Illinois)
Accommodation and Food Services
	Dune Deck Owners Corp ##	Term loan	04/24/07	03/31/14	1	2%	7.25%		$3,097	$3,097
Various Other	8.50% to 12.50%	Term loan	5/25/2005 to 12/23/08	06/25/12 to 07/29/14	5	*	10.21%		$741	$739
Retail Trade	0.00% to 12.00% &&	Term loan	9/13/06 to 8/4/11	01/13/12 to 08/09/16	12	1%	9.31%	$2,045	$2,536	$2,263
Arts, Entertainment, and Recreation	6.5% &&	Term loan	01/24/07	05/28/15	1	*	6.50%		$390	$265
Other Services (except Public Administration)	5.50% to 6.50%	Term loan	1/16/04 to 5/2/09	01/16/14 to 05/02/14	2	*	5.96%		$282	$283
Transportation and Warehousing	6.00% to 6.50%	Term loan	6/8/09 to 12/8/10	01/12/12 to 11/22/13	15	*	6.05%		$276	$285
Real Estate and Rental and Leasing	5.50% to 6.00%	Term loan	4/22/99 to 4/1/10	04/01/15 to 09/01/15	2	*	5.68%		$217	$211

Total other secured commercial loans ($3,097 pledged as collateral under borrowing arrangements)					38	4%	8.06%	$2,045	$7,539	$7,143

Total commercial loans ($9,603 pledged as collateral under borrowing arrangements) (2)					105	32%	12.25%	$5,303	$68,549	$54,159

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank**	100% of common stock	05/16/02	None	1	48%	6.58%		$82,852	$82,852
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$2,436	$2,436
Various Other			12/20/04 to 1/5/11	None	3	*	0.00%		$644	$644

Investment in Medallion Bank and other controlled subsidiaries, net					5	50%	6.40%		$85,932	$85,932

Equity investments
Appliance Recycler #	Appliance Recycling Centers of America, Inc.**	8% of common stock	09/10/98	None	1	1%	0.00%		$0	$2,225
Commercial Finance	Convergent Capital, Ltd	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,094	$1,214
NASCAR Race Team	RPAC Racing	30.6% of limited liability interest	11/19/10	None	1	*	0.00%		$454	$454
Machinery Manufacturer +	Reel Power International, Inc.	2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Equipment Manufacturing	Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$365	$0
Various Other			12/5/02 to 11/1/10	None	4	*	6.65%		$1,241	$366

Equity investments, net					9	3%	2.26%		$3,472	$4,577

Investment securities

Investment securities, net					0	0%	0.00%		$0	$0

Net Investments ($252,660 pledged as collateral under borrowing arrangements) (3)					967	263%	6.36%	$213,159	$464,724	$451,835

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated.
Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $2,246 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 262%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled
$2,345, $15,538, and $13,193, respectively. The tax cost of investments was $436,120.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2011.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to total assets of Medallion Financial on an unconsolidated basis was up to 27% and up to 16% on a consolidated basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at December 31, 2011

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

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As of and for the quarter ended March 31, 2012

(Dollars in thousands)

Name of issuer and title of issue (2)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the period	Amount of dividends or interest (1)	Value as of 3/31/12
Medallion Bank - common stock	1,000,000 shares - 100% of common stock	$4,059	$2,000	$85,006
Medallion Hamptons Holding LLC - membership interest	100% of membership interest	—	—	2,506
Medallion Servicing Corp. - common stock	1,000 shares - 100% of common stock	(71)	—	566
Generation Outdoor, Inc. - common stock	1,000 shares - 100% of common stock	27	6	92
Medallion Sports Media, Inc. - common stock	1,000 shares - 100% of common stock	(115)	—	37

Total investments in Medallion Bank and other controlled subsidiaries		$3,900	$2,006	$88,207

Appliance Recycling Centers of America Inc - common stock	8% of common stock	$—	$—	$2,012
FNBNY, Inc.	75,000 shares class A common stock	—	—	750
RPAC Racing, LLC - membership interest	30% of membership interest	—	—	454
Quaker Bakery Brands, Inc.	360 shares – preferred stock	—	—	358
Summit Medical, Inc - common stock	9.25% of common stock	—	—	135
Aeration Industries International LLC - membership interest	5.25% of membership interest	—	—	—
On Top - ownership share	12% of ownership shares	—	—	—
Equity investments other than in investments in and advances to affiliates		—	—	1,815

Name of issuer and title of issue (2)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the period	Amount of dividends or interest (1)	Value as of 3/31/12
Total equity investments		$—	$—	$5,524

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		$3,900	$2,006	$93,731

Other interest and dividend income other than from investments in and advances to affiliates			12

Total dividend and interest income on short term investments			$2,018

Total investments in and advances to affiliates				$91,916
Other equity investments other than in investments in and advances to affiliates				1,815

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				$93,731

(1)	Investments with an amount of 0 are considered non-income producing.

(2)	The table below provides a recap of the changes in the investment in the respective issuers for 2012.

(Dollars in thousands)	Value as of 1/1/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Value as of 3/31/12
Medallion Bank - common stock	$82,852	$95	$2,000	$4,059	$85,006
Medallion Hamptons Holding LLC - membership interest	2,436	70	—	—	2,506
Medallion Servicing Corp. - common stock	577	60	—	(71)	566
Generation Outdoor, Inc. - common stock	65	—	—	27	92
Medallion Sports Media, Inc. - common stock	2	150	—	(115)	37
Appliance Recycling Centers of America Inc - common stock	2,225	—	—	(213)	2,012
FNBNY, Inc.	—	750	—	—	750
Quaker Bakery Brands, Inc.	—	—	—	358	358

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As of and for the year ended December 31, 2011

(Dollars in thousands)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 8% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 11%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,134,348,000 as of March 31, 2012, and $1,141,806,000 and $1,118,773,000 as of December 31, 2011 and March 31, 2011, and have grown at a compound annual growth rate of 12% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a Utah industrial bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $327,339,000 as of March 31, 2012. We earn referral fees for these activities. In December 2010, all of these servicing activities were assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the current moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) before July 2013. Because of these restrictions and other factors, our Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

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

	March 31, 2012		December 31, 2011		March 31, 2011
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	4.52%	$214,858	4.66%	$227,426	5.37%	$228,561
Chicago	5.51	33,217	5.79	34,200	6.59	33,793
Newark	7.20	16,848	7.38	17,693	7.75	19,559
Boston	6.49	15,097	6.56	16,955	6.76	17,843
Cambridge	6.57	6,433	6.62	6,179	6.72	5,462
Other	6.46	4,186	6.54	4,318	6.86	4,927

Total medallion loans	4.97	290,639	5.11	306,771	5.78	310,145

Deferred loan acquisition costs		386		396		354
Unrealized depreciation on loans		—		—		—

Net medallion loans		$291,025		$307,167		$310,499

Commercial loans
Secured mezzanine	13.61%	$53,577	14.04%	$51,622	14.41%	$67,771
Asset based	5.65	9,024	5.77	9,388	5.77	8,126
Other secured commercial	8.25	8,156	8.06	7,539	7.56	10,486

Total commercial loans	11.98	70,757	12.25	68,549	12.77	86,383

Deferred loan acquisition income		(113)		(92)		(227)
Unrealized depreciation on loans		(14,533)		(14,298)		(11,750)

Net commercial loans		$56,111		$54,159		$74,406

Investment in Medallion Bank and other controlled subsidiaries, net (3)	7.37%	$88,207	6.40%	$85,932	5.00%	$79,935

Equity investments	1.46%	$4,581	2.26%	$3,472	1.50%	$4,454

Unrealized appreciation on equities		943		1,105		517

Net equity investments		$5,524		$4,577		$4,971

Investments securities	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.49%	$454,184	6.36%	$464,724	6.87%	$480,917

Deferred loan acquisition costs		273		304		127
Unrealized appreciation on equities		943		1,105		517
Unrealized depreciation on loans		(14,533)		(14,298)		(11,750)

Net investments		$440,867		$451,835		$469,811

Medallion Bank investments
Medallion loans	4.65%	$297,421	4.79%	$294,214	5.41%	$279,170
Consumer loans	17.68	204,393	17.73	199,843	17.90	192,023
Commercial loans	5.81	79,749	5.80	76,606	5.83	73,718
Investment securities	2.58	24,044	2.51	25,419	3.26	23,182

Medallion Bank investments at cost (2)	9.12	605,607	9.16	596,082	9.60	568,093

Deferred loan acquisition costs		5,749		5,597		5,531
Unrealized appreciation on investment securities		769		714		195
Premiums paid on purchased securities		356		403		171
Unrealized depreciation on loans		(14,480)		(14,576)		(13,971)

Medallion Bank net investments		$598,001		$588,220		$560,019

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.22%, 8.25%, and 8.79% at March 31, 2012, December 31, 2011, and March 31, 2011.
(3)	Includes $0, $0, and $1,294 for unrealized appreciation on Medallion Hamptons Holding, as of March 31, 2012, December 31, 2011 and March 31, 2011.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net investments at beginning of period	$451,835	$483,516
Investments originated (1)	34,155	67,464
Repayments of investments (1)	(46,507)	(82,640)
Net realized gains (losses) on investments	(58)	9
Net increase in unrealized appreciation (2)	1,503	1,430
(Amortization) accretion of origination (costs) fees	(61)	32

Net decrease in investments	(10,968)	(13,705)

Net investments at end of period	$440,867	$469,811

(1)	Includes refinancings.
(2)	Excludes net unrealized appreciation of $2,410 for the quarter ended March 31, 2012, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at March 31, 2012 was 6.49% (6.34% for the loan portfolio), an increase of 13 basis points from 6.36% at December 31, 2011, and a decrease of 38 basis points from 6.87% at March 31, 2011. The weighted average yield of the total managed portfolio at March 31, 2012 was 8.03% (8.22% for the loan portfolio), a decrease of 3 basis points from 8.06% at December 31, 2011, and a decrease of 56 basis points from 8.59% at March 31, 2011. The slight changes in 2012 reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 66% of the net portfolio of $440,867,000 at March 31, 2012, compared to 68% of the net portfolio of $451,835,000 at December 31, 2011, and 66% of $469,811,000 at March 31, 2011. Our managed medallion loans of $587,657,000 comprised 62% of the net managed portfolio of $953,297,000 at March 31, 2012, compared to 63% of the net managed portfolio of $956,626,000 at December 31, 2011, and 62% of $953,725,000 at March 31, 2011. The medallion loan portfolio decreased by $16,142,000 or 5% in 2012 (a decrease of $13,010,000 or 2% on a managed basis), primarily reflecting loan participations sold and the movement of loans to Medallion Bank. Total medallion loans serviced for third parties were $86,221,000, $75,866,000, and $74,506,000 at March 31, 2012, December 31, 2011, and March 31, 2011.

The weighted average yield of the medallion loan portfolio at March 31, 2012 was 4.97%, a decrease of 14 basis points from 5.11% at December 31, 2011, and a decrease of 81 basis points from 5.78% at March 31, 2011. The weighted average yield of the managed medallion loan portfolio at March 31, 2012 was 4.81%, a decrease of 15 basis points from 4.96% at December 31, 2011, and a decrease of 80 basis points from 5.61% at March 31, 2011. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At March 31, 2012, 26% of the medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2011 and March 31, 2011. At March 31, 2012, 21% of the managed medallion loan portfolio represented loans outside New York, compared to 22% at December 31, 2011 and 24% at March 31, 2011. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 13%, 12%, and 16% of the net investment portfolio as of March 31, 2012, December 31, 2011, and March 31, 2011, and were 14%, 13%, and 15% on a managed basis. Commercial loans increased by $1,952,000 or 4% during the quarter ended March 31, 2012 (increased $5,058,000 or 4% on a managed basis), primarily reflecting increases in the secured mezzanine portfolio, and on a managed basis also by increases in the asset-based portfolio. Net commercial loans serviced by third parties were $14,799,000 at March 31, 2012, $14,298,000 at December 31, 2011, and $12,840,000 at March 31, 2011.

The weighted average yield of the commercial loan portfolio at March 31, 2012 was 11.98%, a decrease of 27 basis points from 12.25% at December 31, 2011, and a decrease of 79 basis points from 12.77% at March 31, 2011. The weighted average yield of the managed commercial loan portfolio at March 31, 2012 was 8.71%, a decrease of 14 basis points from 8.85% at December 31, 2011, and a decrease of 86 basis points from 9.57% at March 31, 2011. The decreases primarily reflect changes in the portfolio mix and changes in the rates earned. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At March 31, 2012, variable-rate loans represented approximately 13% of the commercial portfolio, compared to 14% and 17% at December 31, 2011 and March 31, 2011, and were 57%, 57%, and 53% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 21%, 20%, and 19% of the managed net investment portfolio as of March 31, 2012, December 31, 2011, and March 31, 2011. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 17.68% at March 31, 2012, compared to 17.73% and 17.90% at December 31, 2011 and March 31, 2011. Adjustable rate loans represented 81% of the managed consumer portfolio at March 31, 2012, compared to 80% at December 31, 2011 and March 31, 2011.

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

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the collateral down to 75% of its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as realized gains. All collection, repossession, and recovery efforts are handled on behalf of Medallion Bank by the third party servicer.

The following table shows the trend in loans 90 days or more past due.

	March 31, 2012		December 31, 2011		March 31, 2011
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$47	0.0%	$35	0.0%	$—	0.0%

Commercial loans
Secured mezzanine	12,457	3.5	14,930	4.0	9,391	2.4
Asset-based receivable	—	0.0	—	0.0	—	0.0
Other secured commercial	—	0.0	390	0.1	985	0.2

Total commercial loans	12,457	3.5	15,320	4.1	10,376	2.6

Total loans 90 days or more past due	$12,504	3.5%	$15,355	4.1%	$10,376	2.6%

Total Medallion Bank loans	$1,254	0.2%	$1,265	0.2%	$1,471	0.3%

Total managed loans 90 days or more past due	$13,758	1.5%	$16,620	1.8%	$11,847	1.3%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion and other secured commercial loan delinquencies have continued to decline, and remain at very low levels. Secured mezzanine delinquencies improved reflecting collection and restructuring efforts. Medallion Bank experienced a slight improvement in delinquent loans as the performance of the consumer loan portfolio continued to improve. We are actively working with each delinquent borrower to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each loan. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the quarters ended March 31, 2012 and 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	$—	($14,533)	$943	$26,974	$13,384

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	$—	($11,750)	$517	$21,109	$9,876

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Total loans
Medallion loans	$291,025	$307,167	$310,499
Commercial loans	56,111	54,159	74,406

Total loans	347,136	361,326	384,905
Investment in Medallion Bank and other controlled subsidiaries	88,207	85,932	79,935
Equity investments (1)	5,524	4,577	4,971
Investment securities	—	—	—

Net investments	$440,867	$451,835	$469,811

Net investments at Medallion Bank and other controlled subsidiaries	$598,001	$588,220	$560,019
Managed net investments	$953,297	$956,626	$953,725

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—
Commercial loans	(14,533)	(14,298)	(11,750)

Total loans	(14,533)	(14,298)	(11,750)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Equity investments	943	1,105	517
Investment securities	—	—	—

Total unrealized depreciation on investments (2)	($13,590)	($13,193)	($11,233)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,711)	($13,862)	($13,776)
Managed total unrealized depreciation on investments (2)	($27,301)	($27,055)	($25,009)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%
Commercial loans	(20.54)	(20.86)	(13.60)
Total loans	(4.02)	(3.81)	(2.96)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	20.59	31.82	11.61
Investment securities	—	—	—
Net investments	(2.99)	(2.84)	(2.34)

Net investments at Medallion Bank and other controlled subsidiaries	(2.26%)	(2.33%)	(2.42%)
Managed net investments	(2.80%)	(2.77%)	(2.57%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $0, $0, and $1,294 for unrealized appreciation on Medallion Hamptons Holding, a wholly owned subsidiary, at March 31, 2012, December 31, 2011, and March 31, 2011.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the loan portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the quarters ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$—
Commercial loans	(417)	6

Total loans	(417)	6
Investment in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	359	3
Investment securities	—	—

Total realized gains (losses) on loans and equity investments	($58)	$9

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	($1,588)	($1,870)

Total managed realized gains (losses) on loans and equity investments	($1,646)	($1,861)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%
Commercial loans	(2.44)	0.03
Total loans	(0.46)	0.01
Investment in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	38.48	0.28
Investment securities	—	—
Net investments	(0.05)	0.01

Net investments at Medallion Bank and other controlled subsidiaries	(1.06%)	(1.37%)
Managed net investments	(0.68%)	(0.78%)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($213)	$310
Unrealized depreciation	(608)	(526)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	1,900	1,646
Realized gains	—	—
Realized losses	424	—
Unrealized gains on foreclosed properties and other assets	2,410	—

Total	$3,913	$1,430

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses	(424)	—
Other gains	359	—
Direct recoveries	7	9
Realized gains on foreclosed properties and other assets	—	—

Total	($58)	$9

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries represented 20%, 19%, and 17% of our total portfolio at March 31, 2012, December 31, 2011, and March 31, 2011. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We have held discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to us of $2,000,000 and $1,000,000 in the 2012 and 2011 first quarters. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at March 31, 2012, December 31, 2011, and March 31, 2011. Equity investments were less than 1%, 1%, and less than 1% of our total managed portfolio at March 31, 2012, December 31, 2011, and March 31, 2011. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0%, 0% and 0% of our total portfolio at March 31, 2012, December 31, 2011, and March 31, 2011. Investment securities were 3%, 3%, and 3% of our total managed portfolio at March 31, 2012, December 31, 2011, and March 31, 2011. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the quarters ended March 31, 2012 and 2011. Our average balances declined and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, particularly as Medallion Bank deposits matured and were repriced.

	Three Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2012
Revolving lines of credit	$772	$174,948	1.78%
Notes payable to banks	787	73,130	4.33
SBA debentures	1,053	65,853	6.43
Preferred securities	635	33,000	7.74

Total	$3,247	$346,931	3.76

Medallion Bank borrowings	1,191	507,378	0.94

Total managed borrowings	$4,438	$854,309	2.09

March 31, 2011
Revolving lines of credit	$792	$172,610	1.86%
Notes payable to banks	958	85,439	4.55
SBA debentures	1,118	80,250	5.65
Preferred securities	634	33,000	7.79

Total	$3,502	$371,299	3.83

Medallion Bank borrowings	1,806	474,055	1.55

Total managed borrowings	$5,308	$845,354	2.55

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2012 and 2011, short-term adjustable rate debt constituted 69% and 67% of total debt, and was 28% on a fully managed basis including the borrowings of Medallion Bank.

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

Unlike certain lending institutions, we are not permitted to establish reserves for loan losses, but adjust quarterly the valuation of the loan portfolio to reflect our estimate of the current value of the total loan portfolio. Since no ready market exists for our loans, fair value is subject to our Board of Directors’ good faith determination. In determining such fair value, our Board of Directors considers factors such as the financial condition of our borrowers and the adequacy of their collateral. Any change in the fair value of portfolio loans or other investments as determined by our Board of Directors is reflected in net unrealized depreciation or appreciation of investments and affects net increase in net assets resulting from operations, but has no impact on net investment income or distributable income.

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the current moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) before July 2013. Because of these restrictions and other factors, our Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Statement of operations
Investment income	$7,863	$9,597
Interest expense	3,247	3,502

Net interest income	4,616	6,095
Noninterest income	335	409
Operating expenses	3,340	3,663

Net investment income before income taxes	1,611	2,841
Income tax (provision) benefit	—	—

Net investment income after income taxes	1,611	2,841
Net realized gains (losses) on investments	(58)	9
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	1,900	1,646
Net change in unrealized depreciation on investments (1)	2,013	(216)

Net increase in net assets resulting from operations	$5,466	$4,280

Per share data
Net investment income	$0.09	$0.16
Income tax (provision) benefit	—	—
Net realized losses on investments	—	—
Net change in unrealized appreciation on investments (1)	0.21	0.08

Net increase in net assets resulting from operations	$0.30	$0.24

Dividends declared per share	$0.21	$0.17

Weighted average common shares outstanding
Basic	17,657,222	17,400,233
Diluted	17,936,958	17,548,036

Balance sheet data	March 31, 2012	December 31, 2011
Net investments	$440,867	$451,835
Total assets	522,647	537,031
Total funds borrowed	343,520	357,779
Total liabilities	348,388	365,527
Total shareholders’ equity	174,259	171,504

Managed balance sheet data (2)
Net investments	$953,297	$956,626
Total assets	1,063,937	1,080,239
Total funds borrowed	853,273	872,108
Total liabilities	889,678	908,735

	Three Months Ended March 31,
	2012	2011
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	1.22%	2.12%
Net increase in net assets resulting from operations	4.14	3.19
Return on average equity (ROE) (4)
Net investment income after taxes	3.74	7.02
Net increase in net assets resulting from operations	12.70	10.57

Weighted average yield	7.12%	8.14%
Weighted average cost of funds	2.94	2.97

Net interest margin (5)	4.18	5.17

Noninterest income ratio (6)	0.30%	0.35%
Total expense ratio (7)	5.96	6.08
Operating expense ratio (8)	3.02	3.11

As a percentage of net investment portfolio	March 31, 2012	December 31, 2011
Medallion loans	66%	68%
Commercial loans	13	12
Investment in Medallion Bank and other controlled subsidiaries	20	19
Equity investments	1	1
Investment securities	—	—

Investments to assets (9)	84%	84%
Equity to assets (10)	33	32
Debt to equity (11)	197	209

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $206 and $1,050 in the quarters ended March 31, 2012 and 2011, and also included dividends from Medallion Bank of $2,000 and $1,000 in the respective periods. On a managed basis, combined with Medallion Bank, the net interest margin was 5.84% and 6.65% for the quarters ended March 31, 2012 and 2011.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2012 First Quarter compared to the 2011 First Quarter

Net increase in net assets resulting from operations was $5,466,000 or $0.30 per diluted common share in the 2012 first quarter, up $1,186,000 or 28% from $4,280,000 or $0.24 per share in the 2011 first quarter, primarily reflecting higher net realized/unrealized gains and lower operating expenses, partially offset by lower net interest and noninterest income. Net investment income after income taxes was $1,611,000 or $0.09 per share in the 2012 quarter, down $1,230,000 or 43% from $2,841,000 or $0.16 per share in the 2011 quarter.

Investment income was $7,863,000 in the 2012 first quarter, down $1,734,000 or 18% from $9,597,000 a year ago, and included $206,000 from bonuses on certain investments in 2012, compared to $1,050,000 in 2011. Also included in the 2012 and 2011 quarters was $2,000,000 and $1,000,000 in dividends from Medallion Bank. Excluding those items, investment income decreased $1,890,000 or 25%, primarily reflecting changes in the yields earned and the sourcing of a greater proportion of our business to Medallion Bank. The yield on the investment portfolio was 7.12% in the 2012 quarter, down 13% from 8.14% in the 2011 quarter. Excluding the extra interest and dividends, the 2012 yield was down 20% to 5.12% from 6.41% in 2011, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $444,392,000 in 2012, down 7% from $477,828,000 a year ago, primarily reflecting portfolio growth, more than offset by loan participations sold and loan payments received.

Medallion loans were $291,025,000 at quarter end, down $19,474,000 or 6% from $310,499,000 a year ago, representing 66% of the investment portfolio at both quarter ends, and were yielding 4.97% compared to 5.78% a year ago, a decrease of 14%, reflecting the repricing of the portfolio to lower current market interest rates. The decrease in outstandings primarily reflected sold participations, the sourcing of more business to Medallion Bank, and repayments, partially offset by portfolio growth. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $673,878,000 at quarter end, up $10,068,000 or 2% from $663,810,000 a year ago, reflecting the above. The commercial loan portfolio was $56,111,000 at quarter end, compared to $74,406,000 a year ago, a decrease of $18,295,000 or 25%, and represented 13% of the investment portfolio compared to 16% a year ago. The decrease primarily reflected repayments and valuation adjustments on the high-yield mezzanine loan portfolio. Commercial loans yielded 11.98% at quarter end, down 6% from 12.77% a year ago, reflecting the change in portfolio mix. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $119,930,000 at quarter end, down $14,421,000 or 11% from $134,351,000 a year ago, primarily reflecting the changes described above, partially offset by increases in Medallion Bank’s asset-based portfolio. Investments in Medallion Bank and other controlled subsidiaries were $88,207,000 at quarter end, up $8,272,000 or 10% from $79,935,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank, and which represented 20% of the investment portfolio, compared to 17% a year ago, and which yielded 7.37% at quarter end, compared to 5.00% a year ago, reflecting the increased dividends from the Bank over the last two quarters. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $5,524,000 at quarter end, up $553,000 or 11% from $4,971,000 a year ago, primarily reflecting increased equity purchases and portfolio depreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 1.46%, compared to 1.50% a year ago. Investment securities were zero at both quarter ends. See page 29 for a table that shows balances and yields by type of investment.

Interest expense was $3,247,000 in the 2012 first quarter, down $255,000 or 7% from $3,502,000 in the 2011 first quarter. The decrease in interest expense was primarily due to decreased borrowing levels. The cost of borrowed funds was 3.76% in 2012, compared to 3.83% a year ago, a decrease of 2%, reflecting the stabilization of interest rates, the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $346,931,000 for the 2012 quarter, compared to $371,299,000 a year ago, a decrease of 7%, primarily reflecting decreased borrowings as much of our portfolio growth has been in Medallion Bank. See page 37 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $4,616,000 and the net interest margin was 4.18% for the 2012 quarter, down $1,479,000 or 24% from $6,095,000 a year ago, which represented a net interest margin of 5.17%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $335,000 in the 2012 quarter, down $74,000 or 18% from $409,000 a year ago, primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank.

Operating expenses were $3,340,000 in the 2012 first quarter, down $323,000 or 9% from $3,663,000 in the 2011 first quarter. Salaries and benefits expense was $2,050,000 in the 2012 quarter, down $157,000 or 7% from $2,207,000 in the 2011 quarter, primarily reflecting lower bonus accruals and health insurance costs, partially offset by higher stock-based compensation expense. Professional fees were $313,000 in 2012, down $18,000 or 5% from $331,000 a year ago, primarily reflecting lower consultant and accounting-related costs, partially offset by higher legal fees. Occupancy expense was $211,000 in the quarter, down $16,000 or 7% from $227,000 in 2011, primarily reflecting lower rent reimbursements received from an unconsolidated portfolio company. Other operating expenses of $766,000 in 2012 were down $132,000 or 15% from $898,000 a year ago, primarily reflecting lower director’s fees and franchise taxes.

Income tax expense was $0 in both the 2012 and 2011 first quarters.

Net change in unrealized appreciation on investments was $3,913,000 in the 2012 first quarter, compared to $1,430,000 in the 2011 first quarter, an increase in appreciation of $2,483,000. Net change in unrealized appreciation (depreciation), net of the net change in unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries, was appreciation of $2,013,000 in 2012, compared to depreciation of $216,000 in 2011, resulting in increased appreciation of $2,229,000 in 2012. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2012 activity resulted from net appreciation on foreclosed property of $2,410,000, net appreciation on Medallion Bank and other controlled subsidiaries of $1,900,000, and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $424,000, partially offset by net unrealized depreciation on loans of $659,000 and net unrealized depreciation on equity investments of $162,000. The 2011 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $1,646,000 and net unrealized appreciation on equity investments of $310,000, partially offset by net unrealized depreciation on loans of $526,000. The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $2,000,000 in the 2012 first quarter and $1,000,000 in the 2011 first quarter.

Our net realized losses on investments were $58,000 in the 2012 quarter, compared to gains of $9,000 in the 2011 quarter, an increase in realized losses of $67,000 in the quarter. The 2012 activity reflected the reversals described in the unrealized paragraph above, partially offset by gains on the sale of equity investments of $359,000 and net direct recoveries of $7,000. The 2011 activity reflected net direct recoveries of $9,000.

Our net realized/unrealized gains on investments were $3,855,000 in the 2012 first quarter, compared to $1,439,000 in the 2011 first quarter, an increase of $2,416,000 in net gains in 2012, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $58,435,000 with a weighted average interest rate of 5.30%, constituting 17% of our total indebtedness as of March 31, 2012. Also, as of March 31, 2012, portions of the adjustable rate debt with banks repriced at intervals of as long as 9 months, and certain of the certificates of deposit were for terms of up to 32 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2012, compared to the respective positions at the end of 2011 and 2010. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2012 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$9,023	$—	$—	$—	$—	$—	$—	$9,023
Adjustable rate	13,336	61	—	559	—	—	—	13,956
Fixed-rate	30,694	63,943	124,563	77,658	36,882	3,639	1,038	338,417
Cash	24,566	—	—	—	—	—	—	24,566

Total earning assets	$77,619	$64,004	$124,563	$78,217	$36,882	$3,639	$1,038	$385,962

Interest bearing liabilities
Revolving lines of credit	$171,198	$—	$—	$—	$—	$—	$—	$171,198
Notes payable to banks	40,885	9,048	27,039	3,915	—	—	—	80,887
SBA debentures	16,300	9,150	10,000	4,000	—	—	18,985	58,435
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$261,383	$18,198	$37,039	$7,915	$—	$—	$18,985	$343,520

Interest rate gap	($183,764)	$45,806	$87,524	$70,302	$36,882	$3,639	($17,947)	$42,442

Cumulative interest rate gap (2)	($183,764)	($137,958)	($50,434)	$19,868	$56,750	$60,389	$42,442	—

December 31, 2011 (2)	($163,313)	($124,585)	($29,456)	$30,710	$63,680	$70,283	$46,894	—
December 31, 2010 (2)	($121,343)	($85,323)	$33,820	$39,954	$62,579	$62,709	$48,006	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (48%), (40%), and (28%), as of March 31, 2012, and December 31, 2011 and 2010, and was (31%), (26%), and (29%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($80,471) or (21%) for March 31, 2012, compared to ($57,386) or (14%) and ($30,928) or (7%) for December 31, 2011 and 2010, and was ($98,541) or (10%), ($60,584) or (6%), and ($114,994) or (12%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $385,962,000 and interest rate sensitive liabilities were $343,520,000 at March 31, 2012. The one-year cumulative interest rate gap was a negative $183,764,000 or 48% of interest rate sensitive assets, compared to a negative $163,313,000 or 40% at December 31, 2011 and $121,343,000 or 28% at December 31, 2010. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $80,471,000 or 21% at March 31, 2012. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,010,096,000 and interest rate sensitive liabilities were $853,273,000 at March 31, 2012. The one year cumulative interest rate gap was a negative $311,681,000 or 31% of interest rate sensitive assets, compared to a negative $272,395,000 or 26% and $289,178,000 or 29% at December 31, 2011 and 2010. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $98,541,000 or 10% at March 31, 2012.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, we entered into contracts to purchase interest rate caps on $512,000,000 of notional value of principal from various multinational banks, of which $175,000,000 are active with termination dates ranging to March 2013. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $407,000 were generally fully expensed when paid, including $0 and $77,000 for the three months ended March 31, 2012 and 2011, and all are carried at $0 on the balance sheet at March 31, 2012.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to purchase debentures from the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $28,802,000 of availability. Lastly, $55,250,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $5,000,000.

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

The components of our debt were as follows at March 31, 2012. See Note 4 to the consolidated financial statements on page 17 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$171,198	50%	1.50%
Notes payable to banks	80,887	23	3.66
SBA debentures	58,435	17	5.30
Preferred securities	33,000	10	7.68

Total outstanding debt	$343,520	100%	3.25

Deposits at Medallion Bank	509,753	—	0.74%
Total outstanding debt, including Medallion Bank	$853,273	—	1.75

(1)	Weighted average contractual rate as of March 31, 2012.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2012.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$171,198	$—	$—	$—	$—	$171,198
Notes payable to banks	15,186	28,541	33,245	3,915	—	—	80,887
SBA debentures	16,300	9,150	10,000	4,000	—	18,985	58,435
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$31,486	$208,889	$43,245	$7,915	$—	$51,985	$343,520

Deposits at Medallion Bank	$271,888	$193,544	$44,321	$—	$—	$—	$509,753

Total, including Medallion Bank	$303,374	$402,433	$87,566	$7,915	$—	$51,985	$853,273

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments, although changes in the restrictions described previously, including the scheduled expiration in July 2013 of the current moratorium on the acquisition of control of an industrial bank such as Medallion Bank by a “commercial firm,” and other applicable factors could change these conclusions in the future and other applicable factors could change these conclusions in the future.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2012 by approximately $1,361,000 on an annualized basis, compared to a positive impact of $1,477,000 at December 31, 2011, and the impact of such an immediate increase of 1% over a one year period would have been ($2,158,000) at March 31, 2012, compared to ($1,665,000) at December 31, 2011. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2012. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2011
Cash	$7,765	$3,006	$4,516	$2,119	$7,160	$—	$24,566	$29,352
Bank loans	53,145	82,992	—	—	—	—	136,137	$147,228
Amounts undisbursed	9,500	45,750	—	—	—	—	55,250	72,700
Amounts outstanding	43,645	37,242	—	—	—	—	80,887	74,528
Average interest rate	3.48%	3.87%	—	—	—	—	3.66%	3.77%
Maturity	7/12-1/16	4/12-1/15	—	—	—	—	4/12-1/16	3/12-2/17
Preferred securities	$33,000	—	—	—	—	—	$33,000	$33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	$200,000	—	—	—	—	$200,000	$200,000
Amounts undisbursed	—	28,802	—	—	—	—	28,802	19,434
Amounts outstanding	—	171,198	—	—	—	—	171,198	180,566
Average interest rate	—	1.50%	—	—	—	—	1.50%	1.45%
Maturity	—	12/13	—	—	—	—	12/13	12/13
SBA debentures	—	—	$29,000	—	$34,435	—	$63,435	$74,685
Amounts undisbursed	—	—	5,000	—	—	—	5,000	5,000
Amounts outstanding	—	—	24,000	—	34,435	—	58,435	69,685
Average interest rate	—	—	5.25%	—	5.33%	—	5.30%	5.44%
Maturity	—	—	3/14-3/21	—	3/13-3/21	—	3/13-3/21	9/12-3/21

Total cash and amounts remaining undisbursed under credit facilities	$17,265	$77,558	$9,516	$2,119	$7,160	$—	$113,618	$126,486

Total debt outstanding	$76,645	$208,440	$24,000	$—	$34,435	$—	$343,520	$357,779

Including Medallion Bank
Cash	—	—	—	—	—	$18,527	$18,527	$28,626
Certificates of deposit	—	—	—	—	—	509,753	509,753	514,329
Average interest rate	—	—	—	—	—	0.74%	0.74%	0.73%
Maturity	—	—	—	—	—	4/12-12/14	4/12-12/14	1/12-12/14

Total cash and amounts remaining undisbursed under credit facilities	$17,265	$77,558	$9,516	$2,119	$7,160	$18,527	$132,145	$155,112

Total debt outstanding	$76,645	$208,440	$24,000	$—	$34,435	$509,753	$853,273	$872,108

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $28,802,000 under our revolving credit agreement with DZ Bank as of March 31, 2012. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

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

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 4, 2012, there were approximately 245 holders of record of the Company’s common stock.

On May 4, 2012, the last reported sale price of our common stock was $11.20 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

	DIVIDENDS DECLARED	HIGH	LOW
2012
First Quarter	$0.21	$11.45	$10.65

2011
Fourth Quarter	$0.20	$12.03	$8.91
Third Quarter	0.19	10.13	9.01
Second Quarter	0.18	9.89	8.70
First Quarter	0.17	8.79	7.82

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

We have adopted a dividend reinvestment plan pursuant to which shareholders may elect to have distributions reinvested in additional shares of common stock. When we declare a dividend or distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the dividend or distribution is declared plus brokerage commissions. The automatic reinvestment of dividends and capital gains distributions will not release plan participants of any income tax that may be payable on the dividend or capital gains distribution. Shareholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given dividend payment date. Upon termination, we will issue to a shareholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Shareholders may obtain additional information about the dividend reinvestment plan by contacting the American Stock Transfer & Trust Company, LLC at 6201 15th Avenue, Brooklyn, NY 11219.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through March 31, 2012	—	—	—	6,028,027

Total	1,580,615	8.84	1,580,615	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April, 2012, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2012 and are to conclude 180 days after the commencement of the purchases.

Control Statutes

Because Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and we are a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us and, indirectly, Medallion Bank, without, in most cases, prior written approval of the FDIC or the Commissioner of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Although Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in Medallion Financial Corp. is not guaranteed by the FDIC and is subject to loss. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2012. In addition, based on our evaluation as of March 31, 2012, there have been no changes that occurred during the 2012 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Structure

We have recently experienced a period of capital markets disruption and severe recession and we expect these conditions to improve very slowly.

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

As of March 31, 2012, we had $343,520,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.25% at March 31, 2012, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $509,753,000 of outstanding indebtedness at a weighted average borrowing cost of 0.74%.

Consumer lending by Medallion Bank carries a higher risk of loss and could be adversely affected by an economic downturn.

By its nature, lending to consumers that have blemishes on their credit reports carries with it a higher risk of loss. Although the net interest margins should be higher to compensate Medallion Bank for this increased risk, the recent economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of Medallion Bank’s consumer loan portfolio.

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

The 1940 Act imposes numerous constraints on the operations of BDC’s. For example, BDC’s are required to invest at least 70% of their total assets in qualifying assets, primarily securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, US government securities, and other high quality debt investments that mature in one year or less. Our regulatory requirements may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, we rely upon several exemptive orders from the SEC permitting us to consolidate our financial reporting and operate our business as presently conducted. Our failure to satisfy the conditions set forth in those exemptive orders could result in our inability to rely upon such orders or to cause the SEC to revoke the orders which could result in material changes in our financial reporting or the way in which we conduct our business. Furthermore, any failure to comply with the requirements imposed on BDC’s by the 1940 Act could have material adverse consequences to us or our investors, including possible enforcement action by the SEC and the possible loss of our ability to qualify as a RIC that is exempt from corporate-level income tax under the Code. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would further significantly decrease our operating flexibility.

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

We are also subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements, and retail financing, debt collection, consumer protection, environmental, health and safety, creditor, wage-hour, anti-discrimination, whistleblower, and other employment practices laws and regulations, and we expect these costs to increase going forward. The violation of these or future requirements or laws and regulations, could result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. As a result, we have incurred and will continue to incur capital and operating expenditures and other costs to comply with these requirements and laws and regulations.

Changes in laws, regulations, or policies may adversely affect our business.

The post-financial crisis era has been marked by an increase in regulation, regulatory intensity, and enforcement. We are unable to predict all of the ways in which this change in the regulatory environment could impact our business models or objectives. The laws and regulations governing our lending, servicing, and debt collection activities or the regulatory or enforcement environment at the federal level or in any of the states in which we operate may change at any time which may have an adverse effect on our business.

We expect, however, to see an increase over time in regulatory scrutiny and enforcement in the area of consumer financial products regulation, as a result of the establishment of the Consumer Financial Protection Bureau, or the CFPB. The CFPB became operational in certain respects in July 2011, and on January 4, 2012, President Obama appointed a Director of the CFPB in a recess appointment bypassing Senate confirmation. Although there remain doubts about the legality of this appointment and the appointment may be subject to legal challenge, the CFPB has announced that it will now exercise full regulatory, supervisory, and enforcement powers. While Medallion Bank’s size currently falls below the threshold that would give the CFPB direct authority over it, Medallion Bank’s existing bank supervisors may pursue similar policies and make similar information requests to those of the CFPB with respect to consumer financial products and other matters within the scope of the CFPB’s authority. We believe that the CFPB’s regulatory reforms, together with other provisions of the Dodd-Frank Act, and increased regulatory supervision, may increase our cost of doing business, impose new restrictions on the way in which we conduct our business, or add significant operational constraints that might impair our profitability.

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

Because Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and we are a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us and, indirectly, Medallion Bank, without, in most cases, prior written approval of the FDIC or the Commissioner of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Although Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in Medallion Financial Corp. is not guaranteed by the FDIC and is subject to loss. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock.

Regulations governing our operation as a BDC may affect our ability to, and the way in which we, raise additional capital.

Our business may periodically require capital. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness. We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be restricted from issuing additional debt, may be limited in making distributions on our stock, and may be required to sell a portion of our investments and, depending on the nature of our leverage, to repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. In addition to the 1940 Act, we are subject to two exemptive orders which govern how we calculate our senior securities and under which we have agreed that we will meet the applicable asset coverage ratios both individually and on a consolidated basis.

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

If our investments in assets that are not “qualifying assets” are determined to exceed 30% of our total assets, we could be deemed to be in violation of the 1940 Act, which could have a material adverse effect on our business.

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute a non-qualifying asset. As of March 31, 2012, up to 27% of our total assets were invested in non-qualifying assets.

At the end of each fiscal quarter, we may take proactive steps to prospectively preserve investment flexibility in the next quarter which is assessed against our total assets at our most recent quarter end. We can accomplish this in many ways including purchasing US Treasury bills or other investment-grade debt securities, and closing out our position on a net cash basis subsequent to quarter end. However, if such proactive measures are ineffective or our primary investments are deemed not to be qualifying assets, or if the fair value of our non-qualifying assets increases or is determined to be higher than previously determined, or if the fair value of our qualifying assets decreases or is determined to be lower than previously determined, we could be deemed in violation of the 1940 Act, or could be precluded from investing in what we believe are attractive investments or from making follow-on investments in existing portfolio companies that are non-qualifying assets, or could be required to dispose of non-qualifying assets at times or on terms that may be disadvantageous to us. Any of the foregoing consequences could have a material adverse effect on us. In addition, if we are found to be in violation of the requirements applicable to business development companies under the 1940 Act, we could be unable to qualify as a RIC under the Code.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of March 31, 2012, our largest investment subject to this test was our investment in Medallion Bank, representing 19% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Our SBIC subsidiaries are licensed by the SBA, and are therefore subject to SBA regulations.

Our SBIC subsidiaries are licensed to act as SBICs and are regulated by the SBA. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the SBIC subsidiaries to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If the SBIC subsidiaries fail to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit their use of debentures, declare outstanding debentures immediately due and payable, and/or limit them from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the SBIA or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. Furthermore, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to total assets). Medallion Bank may be restricted from declaring and paying dividends if doing so were to cause it to fall below a 15% leverage ratio.

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

Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of March 31, 2012, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $13,590,000 or 2.99% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2012 by approximately $1,361,000 on an annualized basis, compared to a positive impact of approximately $1,477,000 at December 31, 2011, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,158,000) at March 31, 2012, compared to approximately ($1,665,000) at December 31, 2011. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the US or US businesses. Such attacks or armed conflicts in the US or elsewhere may impact the businesses in which we invest directly, or indirectly by undermining economic conditions in the United States. In addition, a substantial portion of our business is focused in the New York City metropolitan area, which suffered a terrorist attack in 2001. Another terrorist attack in New York City or elsewhere could severely impact our results of operations. Losses resulting from terrorist attacks are generally uninsurable.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $160,000 to $1,000,000 for corporate medallions and $701,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2010, the value of New York City taxicab medallions increased by approximately 12% for individual medallions and 18% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of March 31, 2012, investments in New York City taxi medallion loans represented approximately 79% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

We invest in our portfolio companies primarily through senior secured loans, junior secured loans, and subordinated debt issued by small- to mid-sized companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of March 31, 2012 and December 31, 2011. Filed herewith.

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

Date: May 7, 2012

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant

as principal financial and accounting officer.