Form 10-Q
period 2012-06-30
MEDALLION FINANCIAL CORP
filed 2012-08-06
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 3, 2012 was 21,452,533.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 8% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 12%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,159,971,000 as of June 30, 2012, and $1,141,806,000 and $1,125,924,000 as of December 31, 2011 and June 30, 2011, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid dividends in excess of $176,220,000 or $11.02 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance up to three times Tier 1 capital, or $334,116,000 at June 30, 2012. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2012.

Our consolidated balance sheet as of June 30, 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and six months ended June 30, 2012 and 2011 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2012 and 2011, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest income on investments	$5,199	$7,028	$10,687	$15,265
Dividends and interest income on short-term investments(1)	2,518	1,032	4,536	2,055
Medallion lease income	347	353	704	690

Total investment income	8,064	8,413	15,927	18,010

Total interest expense(2)	2,908	3,343	6,155	6,845

Net interest income	5,156	5,070	9,772	11,165

Total noninterest income	342	326	677	735

Salaries and benefits	2,287	1,752	4,337	3,959
Professional fees	437	193	749	523
Occupancy expense	209	225	421	452
Other operating expenses	772	1,747	1,539	2,646

Total operating expenses	3,705	3,917	7,046	7,580

Net investment income before income taxes(1) (3)	1,793	1,479	3,403	4,320
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,793	1,479	3,403	4,320

Net realized gains on investments	323	575	265	584

Net change in unrealized appreciation on investments	1,834	311	3,847	95
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	1,967	2,051	3,867	3,696

Net unrealized appreciation on investments	3,801	2,362	7,714	3,791

Net realized/unrealized gains on investments	4,124	2,937	7,979	4,375

Net increase in net assets resulting from operations	$5,917	$4,416	$11,382	$8,695

Net increase in net assets resulting from operations per common share

Basic	$0.31	$0.25	$0.62	$0.50
Diluted	0.30	0.25	0.61	0.49

Dividends declared per share	$0.21	$0.18	$0.42	$0.35

Weighted average common shares outstanding
Basic	19,353,031	17,404,288	18,505,127	17,402,272
Diluted	19,570,383	17,609,550	18,753,671	17,578,804

(1)	Includes $2,500 and $4,500 of dividend income for the three and six months ended June 30, 2012 from Medallion Bank, and $1,000 and $2,000 for the comparable 2011 periods.
(2)	Average borrowings outstanding were $320,973 and $333,952, and the related average borrowing costs were 3.64% and 3.71% for the 2012 second quarter and six months, and were $362,937, $367,095, 3.69%, and 3.76% for the comparable 2011 periods.
(3)	Includes $176 and $368 of net revenues received from Medallion Bank for the three and six months ended June 30, 2012, and $193 and $513 for the comparable 2011 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	UNAUDITED June 30, 2012	December 31, 2011
Assets
Medallion loans, at fair value	$277,756	$307,167
Commercial loans, at fair value (1)	54,280	54,159
Investment in Medallion Bank and other controlled subsidiaries, at fair value	89,035	85,932
Equity investments, at fair value	5,400	4,577
Investment securities, at fair value	—	—

Net investments ($226,932 at June 30, 2012 and $252,660 at December 31, 2011 pledged as collateral under borrowing arrangements)	426,471	451,835

Cash and cash equivalents ($0 at June 30, 2012 and December 31, 2011 restricted as to use by lender)	26,175	29,352
Accrued interest receivable	1,068	1,120
Fixed assets, net	458	466
Goodwill, net	5,069	5,069
Other assets, net	52,972	49,189

Total assets	$512,213	$537,031

Liabilities
Accounts payable and accrued expenses	$4,577	$6,040
Accrued interest payable	1,383	1,708
Funds borrowed	294,578	357,779

Total liabilities	300,538	365,527

Commitments and contingencies	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 23,053,486 shares at June 30, 2012 and 19,320,303 shares December 31, 2011 issued)	229	192
Treasury stock at cost (1,600,733 shares at June 30, 2012 and December 31, 2011)	(14,304)	(14,304)
Capital in excess of par value	217,092	180,982
Accumulated undistributed net investment loss	(6,560)	(6,737)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	15,218	11,371

Total shareholders’ equity (net assets)	211,675	171,504

Total liabilities and shareholders’ equity	$512,213	$537,031

Number of common shares outstanding	21,452,753	17,719,570
Net asset value per share	$9.87	$9.68

(1)	Includes a $3,097 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Net investment income after income taxes	$1,793	$1,479	$3,403	$4,320
Net realized gains on investments	323	575	265	584
Net unrealized appreciation on investments	3,801	2,362	7,714	3,791

Net increase in net assets resulting from operations	5,917	4,416	11,382	8,695

Investment income, net	(3,178)	(2,971)	(6,389)	(5,766)
Return of capital	(592)		(969)

Realized gain from investment transactions, net	—	—	—	—

Dividends and distributions to shareholders (1)	(3,770)	(2,971)	(7,358)	(5,766)

Issuance of common stock(2)	34,961	—	34,961	—
Stock – based compensation expense	222	57	393	116
Exercise of stock options	86	34	793	34
Treasury stock acquired	—	—	—	—

Capital share transactions	35,269	91	36,147	150
Other	—	—	—	1

Total increase in net assets	37,416	1,536	40,171	3,080
Net assets at the beginning of the period	174,259	164,309	171,504	162,765

Net assets at the end of the period(3)	$211,675	$165,845	$211,675	$165,845

Capital share activity

Common stock issued, beginning of period	19,543,243	19,061,059	19,320,303	18,992,319
Issuance of common stock(2)	3,500,000	—	3,500,000	—
Exercise of stock options	10,243	7,000	140,243	7,000
Issuance (forfeiture) of restricted stock, net	—	(25)	92,940	68,715

Common stock issued, end of period	23,053,486	19,068,034	23,053,486	19,068,034

Treasury stock, beginning of period	(1,600,733)	(1,592,086)	(1,600,733)	(1,592,086)
Treasury stock acquired	—	—	—	—

Treasury stock, end of period	(1,600,733)	(1,592,086)	(1,600,733)	(1,592,086)

Common stock outstanding	21,452,753	17,475,948	21,452,753	17,475,948

(1)	Dividends declared were $0.21 and $0.42 per share for the 2012 second quarter and six months, and were $0.18 and $0.35 for the comparable 2011 periods.
(2)	On May 21, 2012 the Company sold 3,500,000 shares at an offering price of $10.72 per share, resulting in net proceeds after closing costs, underwriting commission, etc. of $34,961 as of June 30, 2012.
(3)	Includes $0 and $3,052 of undistributed net investment income and $0 and $0 of undistributed net realized gains on investments at June 30, 2012 and 2011.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$11,382	$8,695
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	698	631
Amortization (accretion) of origination fees	74	(38)
Increase in net unrealized appreciation on investments	(3,847)	(95)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(3,867)	(3,696)
Net realized gains on investments	(265)	(584)
Stock-based compensation expense	393	116
Decrease in accrued interest receivable	53	121
Increase in other assets, net	(15)	(787)
Increase (decrease) in accounts payable and accrued expenses	(1,463)	545
Decrease in accrued interest payable	(324)	(64)

Net cash provided by operating activities	2,819	4,844

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(67,314)	(103,314)
Proceeds from principal receipts, sales, and maturities of investments	95,428	125,046
Investments in Medallion Bank and other controlled subsidiaries, net	764	(337)
Capital expenditures	(69)	(70)

Net cash provided by investing activities	28,809	21,325

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	28,729	88,246
Repayments of funds borrowed	(80,680)	(103,322)
Issuance of SBA debentures	—	7,485
Repayments of SBA debentures	(11,250)	(7,485)
Proceeds from issuance of common stock, net	34,961	—
Purchase of treasury stock at cost	—	—
Proceeds from exercise of stock options	793	34
Payments of declared dividends	(7,358)	(5,766)

Net cash used for financing activities	(34,805)	(20,808)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,177)	5,361
Cash and cash equivalents, beginning of period	29,352	17,303

Cash and cash equivalents, end of period	$26,175	$22,664

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$5,858	$6,359
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $179,780,000 at June 30, 2012, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,162,000 at June 30, 2012, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 22% and 20% of the investment portfolio at June 30, 2012 and December 31, 2011, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,991,000 and $2,456,000 at June 30, 2012 and December 31, 2011, and non-marketable securities of $3,409,000 and $2,121,000 in the comparable periods. The $89,035,000 and $85,932,000 related to portfolio investments in controlled subsidiaries at June 30, 2012 and December 31, 2011 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 65% and 68% of the Company’s investment portfolio at June 30, 2012 and December 31, 2011 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 73% and 74% were in New York City at June 30, 2012 and December 31, 2011. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (13% and 12% at June 30, 2012 and December 31, 2011) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. More than 20% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 21%, 1%, and 0% at June 30, 2012 and 19%, 1%, and 0% at December 31, 2011.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 61% and 63% at June 30, 2012 and December 31, 2011 (79% and 78% in New York City), commercial loans were 13% and 13%, and 23% and 20% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers. Investment securities were 2% and 3% at June 30, 2012 and December 31, 2011, and equity investments (including investments in controlled subsidiaries) were 1% and 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2012 and December 31, 2011, net loan origination costs (fees) were $308,000 and $304,000. Net amortization income (expense) for the three months ended June 30, 2012 and 2011 was $13,000 and $6,000, and was $74,000 and $38,000 for the comparable six months periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At June 30, 2012 and December 31, 2011, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2012 and 2011.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At June 30, 2012, December 31, 2011, and June 30, 2011, total nonaccrual loans were $27,757,000, $25,795,000, and $23,133,000, and represented 8%, 7%, and 6% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $14,988,000, $12,311,000, and $12,329,000 as of June 30, 2012, December 31, 2011, and June 30, 2011, of which $1,418,000 and $1,030,000 would have been recognized in the quarters ended June 30, 2012 and 2011, and $2,689,000 and $2,061,000 would have been recognized in the comparable six months.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $457,779,000 and $432,385,000 at June 30, 2012 and December 31, 2011, and included $388,071,000 and $370,068,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of June 30, 2012 and December 31, 2011. In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC.

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

Unrealized appreciation (depreciation) on net investments was $15,218,000, $11,371,000, and $10,187,000 as of June 30, 2012, December 31, 2011, and June 30, 2011. Our investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2012 and 2011 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	—	(14,533)	943	26,974	13,384
Net change in unrealized
Appreciation on investments	—	—	(92)	1,977	1,905
Depreciation on investments	—	(27)	(28)	(18)	(73)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	2	—	2

Balance June 30, 2012	$—	($14,560)	$825	$28,953	$15,218

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	—	(11,750)	517	21,109	9,876
Net change in unrealized
Appreciation on investments	—	—	300	1,109	1,409
Depreciation on investments	—	(1,567)	469	—	(1,098)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2011	$—	($13,317)	$1,286	$22,218	$10,187

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net change in unrealized appreciation on investments
Unrealized appreciation	($92)	$300	($306)	$610
Unrealized depreciation	(55)	(1,098)	(662)	(1,624)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	1,967	2,051	3,867	3,696
Realized gains	—	—	—	—
Realized losses	2	—	426	—
Unrealized gains on foreclosed properties and other assets	1,979	1,109	4,389	1,109

Total	$3,801	$2,362	$7,714	$3,791

Net realized gains on investments
Realized gains	$—	$—	$—	$—
Realized losses	(2)	—	(426)	—
Other gains	—	562	359	562
Direct recoveries	325	13	332	22
Realized gains on foreclosed properties and other assets	—	—	—	—

Total	$323	$575	$265	$584

The following table provides additional information on attributes of the nonperforming loan portfolio as of June 30, 2012.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment
Medallion	$—	$—	$—
Commercial (2) (3)	$27,757	$34,910	$27,086

(1)	As of June 30, 2012, $14,453 of unrealized depreciation had been recorded as a valuation allowance on these commercial loans.
(2)	Interest income of $14 and $104 was recognized in the three and six months ended June 30, 2012 on these commercial loans.
(3)	Included in the unpaid principal balance is unearned paid in-kind interest on nonaccrual loans of $7,153, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10.

The following table shows the aging of medallion and commercial loans as of June 30, 2012.

	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$2,619	$1,291	$580	$4,490	$272,906	$277,396	$580

Commercial loans
Secured mezzanine	—	—	8,845	8,845	44,804	53,649	—
Asset-based receivable	—	—	—	—	7,123	7,123	—
Other secured commercial	47	309	—	356	7,764	8,120	—

Total commercial loans	47	309	8,845	9,201	59,691	68,892	—

Total	$2,666	$1,600	$9,425	$13,691	$332,597	$346,288	$580

In addition to the delinquencies in the loan portfolio as described above, the receivable from bonuses related to certain investments of $6,468,000 million was delinquent at June 30, 2012.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended June 30, 2012.

				Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment

Medallion loans	—	$—	$—	—	$—

Commercial loans
Secured mezzanine	1	2,176	2,176	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	1	2,176	2,176	—	—

Total	1	$2,176	$2,176	—	$—

The following table shows troubled debt restructurings which the Company entered into during the six months ended June 30, 2012.

				Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment

Medallion loans	—	$—	$—	—	$—

Commercial loans
Secured mezzanine	2	5,560	5,010	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	2	5,560	5,010	—	—

Total	2	$5,560	$5,010	—	$—

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not the relevant reporting unit’s fair value is greater than its carrying amount for 2012 and 2011, and that impairment testing of goodwill is not required. For 2010 and prior periods, the Company tested its goodwill for impairment, and engaged a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of June 30, 2012. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $36,000 and $40,000 for the quarters ended June 30, 2012 and 2011, and was $76,000 and $81,000 for the comparable six months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $186,000 and $235,000 for the quarters ended June 30, 2012 and 2011, and was $586,000 and $463,000 for the comparable six months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,650,000, $2,206,000, and $3,160,000 as of June 30, 2012, December 31, 2011, and June 30, 2011.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2010 and 2009, and anticipates qualifying and filing as a RIC for 2011. As a result, no provisions for income taxes have been recorded for the three and six months ended June 30, 2012 and 2011. State and local tax treatment follows the federal model.

The Company has filed tax returns in many states. Federal, New York State, and New York City tax filings of the Company for the tax years 2008 through the present are the more significant filings that are open for examination.

Medallion Bank is not a RIC and is taxed as a regular corporation. Fin Trust, Medallion Funding LLC, and Trust III are not subject to federal income taxation, instead their taxable income is treated as having been earned by the Company.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net increase in net assets resulting from operations available to common shareholders	$5,917	$4,416	$11,382	$8,695

Weighted average common shares outstanding applicable to basic EPS	19,353,031	17,404,288	18,505,127	17,402,272
Effect of dilutive stock options	164,387	192,099	202,502	168,665
Effect of restricted stock grants	52,965	13,163	46,042	7,867

Adjusted weighted average common shares outstanding applicable to diluted EPS	19,570,383	17,609,550	18,753,671	17,578,804

Basic earnings per share	$0.31	$0.25	$0.62	$0.50
Diluted earnings per share	0.30	0.25	0.61	0.49

Potentially dilutive common shares excluded from the above calculations aggregated 284,336 and 729,282 shares as of June 30, 2012 and 2011.

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

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. During the six months ended June 30, 2012 and 2011, the Company issued 92,957 and 68,740 restricted shares of stock-based compensation awards, and 5,000 and no shares of other stock-based compensation awards, and recognized $222,000 and $393,000, or $0.01 and $0.02 per diluted common share for the 2012 second quarter and six months, and $57,000 and $116,000, or $0.00 and $0.01 per share in the comparable 2011 periods, of non-cash stock-based compensation expense related to the grants. As of June 30, 2012, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,197,000, which is expected to be recognized over the next eleven quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, the Company entered into contracts to purchase interest rate caps on $582,000,000 of notional value of principal from various multinational banks, of which $140,000,000 are active with termination dates ranging to June 2015. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $449,000 were generally fully expensed when paid, including $42,000 for the three and six months ended June 30, 2012, and $11,000 and $88,000 for the comparable 2011 periods, and all are carried at $0 on the balance sheet at June 30, 2012.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Statement of operations
Investment income	$13,682	$12,965	$26,608	$25,236
Interest expense	1,223	1,747	2,414	3,553

Net interest income	12,459	11,218	24,194	21,683
Noninterest income	101	188	219	324
Operating expenses	3,872	3,483	7,531	6,919

Net investment income before income taxes	8,688	7,923	16,882	15,088
Income tax provision	(2,898)	(2,406)	(5,492)	(4,321)

Net investment income after income taxes	5,790	5,517	11,390	10,767
Net realized/unrealized losses of Medallion Bank	(962)	(1,385)	(2,437)	(3,553)

Net increase in net assets resulting from operations of Medallion Bank	4,828	4,132	8,953	7,214
Unrealized depreciation on Medallion Bank (1)	(2,566)	(1,696)	(4,632)	(2,996)
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	(295)	(385)	(454)	(522)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$1,967	$2,051	$3,867	$3,696

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of June 30, 2012 and December 31, 2011.

(Dollars in thousands)	2012	2011
Loans	$613,281	$561,865
Investment securities, at fair value	21,891	26,537

Net investments ($0 pledged as collateral under borrowing arrangements at June 30, 2012 and December 31, 2011) (1)	635,172	588,402
Cash ($0 at June 30, 2012 and at December 31, 2011 restricted as to use by lender)	18,890	28,626
Due from affiliates	1,801	—
Other assets, net	11,806	11,881

Total assets	$667,669	$628,909

Other liabilities	$4,439	$4,316
Due to affiliates	—	964
Deposits and federal funds purchased, including accrued interest payable	550,058	514,779

Total liabilities	554,497	520,059
Medallion Bank equity (2)	113,172	108,850

Total liabilities and equity	$667,669	$628,909

Investment in other controlled subsidiaries	$4,462	$3,080
Total investment in Medallion Bank and other controlled subsidiaries	$89,035	85,932

(1)	Included in Medallion Bank’s net investments is $130 and $183 for purchased loan premium at June 30, 2012 and December 31, 2011.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At June 30, 2012 and December 31, 2011, the net premium on investment securities totaled $315,000 and $403,000, and $42,000 and $89,000 was amortized into interest income for the quarter and six months ended June 30, 2012, and $11,000 and $23,000 was amortized in the comparable 2011 periods.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2012 and December 31, 2011, net loan origination costs were $6,417,000 and $5,597,000. Net amortization expense for the quarter and six months ended June 30, 2012 was $533,000 and $1,048,000, and was $503,000 and $1,050,000 for the comparable 2011 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At June 30, 2012, $1,711,000 or 1% of consumer loans, and no commercial or medallion loans were on nonaccrual, compared to $2,264,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2011, and $2,121,000 or 1% of consumer loans, and no commercial or medallion loans on nonaccrual at June 30, 2011. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was immaterial as of June 30, 2012, December 31, 2011, and June 30, 2011.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. Adjustments to the fair value of this portfolio are based on the historical loan loss data obtained from the seller and our own historical loan loss data developed since 2004, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at June 30, 2012 and December 31, 2011 was $1,276,000 and $1,250,000, and $269,000 and $530,000 was amortized to interest expense during the quarter and six months ended June 30, 2012, and $278,000 and $542,000 was amortized in the comparable 2011 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending June 30,						June 30, 2012	December 31, 2011	Interest Rate (1)
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter

Deposits and federal funds purchased	$327,358	$164,331	$48,793	$9,000	$—	$—	$549,482	$514,329	0.72%

(1)	Weighted average contractual rate as of June 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to the Company of $2,500,000 and $4,500,000 in the 2012 second quarter and six months, and declared dividends of $1,000,000 and $2,000,000 in the comparable 2011 periods.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of June 30, 2012 and December 31, 2011, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of June 30, 2012, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	June 30, 2012	December 31, 2011
Tier 1 capital	—	—	$111,372	$107,009
Total capital	—	—	119,508	114,504
Average assets	—	—	637,593	604,329
Risk-weighted assets	—	—	644,252	592,528
Leverage ratio (1)	4%	5%	17.5%	17.7%
Tier 1 capital ratio (2)	4	6	17.3	18.1
Total capital ratio (2)	8	10	18.6	19.3

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending June 30,						June 30, 2012	December 31, 2011	Interest Rate (1)
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter
Revolving lines of credit	$—	$142,574	$—	$—	$—	$—	$142,574	$180,566	1.32%
Notes payable to banks	26,281	4,718	25,655	3,915	—	—	60,569	74,528	3.84%
SBA debentures	16,300	9,150	10,000	4,000	—	18,985	58,435	69,685	5.30%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.68%

Total	$42,581	$156,442	$35,655	$7,915	$—	$51,985	$294,578	$357,779	3.34%

(1)	Weighted average contractual rate as of June 30, 2012.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $142,574,000 was outstanding at June 30, 2012. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.25% at June 30, 2012) plus 0.75%, or 90 day LIBOR (0.46% at June 30, 2012) plus 0.50%; plus 0.95%.

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

(B) SBA DEBENTURES

In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of June 30, 2012, $106,985,000 of commitments had been fully utilized, and $5,000,000 was available for borrowing.

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

The table below summarizes the key attributes of our various borrowing arrangements with banks as of June 30, 2012.

(Dollars in thousands)
Borrower	# of Banks / Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at June 30, 2012	Monthly Payment	Average Interest Rate at June 30, 2012	Interest Rate Index(1)

Medallion Chicago	3/28	12/11	12/14	Term loans secured by owned Chicago medallions(2)	26,152		25,845	$139 principal & interest	4.04%	N/A
The Company	3/6	1/09 - 711	7/12 - 1/16	Participated loans treated as financings	$18,259		$18,121	Proportionate to the payments received on the participated loans	4.15%	N/A
The Company	2/3	6/11 - 9/11	6/13 - 5/14	Revolving line of credit secured by pledged loans	35,000		14,100	Interest only	3.00% + 0.25% unused fee	LIBOR + 2%, 3% floor; Prime + 0.50%, 4% floor; LIBOR + 2% or Prime - 0.50%, 3% floor

MFC	3/4	11/09 - 9/10	7/12 - 1/15	Participated loans treated as financings	2,870		2,503	Proportionate to the payments received on the participated loans	4.33%	4.33%(3)

MFC	3/3	1/05 - 5/12	4/13 - 8/13	Revolving line of credit secured by pledged loans	53,000	(4)	—	Interest only	0%	Prime + 0.50%; LIBOR +2.50%, or LIBOR +2%, 3% floor

					$135,281		$60,569

(1)	At June 30, 2012, 30 day LIBOR was 0.25%, 360 day LIBOR was 1.07%, and the prime rate was 3.25%.
(2)	$15,899 guaranteed by the Company.
(3)	Generally, each of these notes reprice on their one year anniversary date at the greater of the current interest rate, or the prime rate plus an index, which ranges from 0.25% to 0.50%. One $1,034 loan remains fixed to term at 3.50%, and one $532 loan remains fixed to term at 5.50%.
(4)	$25,000 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.46% at June 30, 2012) plus 2.13%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At June 30, 2012, $33,000,000 was outstanding on the preferred securities. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor.

(E) COVENANT COMPLIANCE

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in loan restrictions. Certain of our debt agreements contain restrictions that require the Company to maintain certain financial ratios, including debt to equity and minimum net worth. In addition, the Company’s wholly-owned subsidiary Medallion Bank is subject to various regulatory requirements (see Note 3).

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At June 30, 2012, 156,155 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At June 30, 2012, no shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of June 30, 2012, 627,392 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved an amendment to the 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. The Amended Director Plan amends and restates the 2006 Director Plan by increasing the maximum number of shares of the Company’s common stock available for issuance under the Amended Director Plan from 100,000 to 200,000. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At June 30, 2012, 1,038,867 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 1,011,034 options were exercisable, and there were 172,233 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.25 for the six months ended June 30, 2012, and there were no options granted during the 2011 six months. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk free interest rate	NA	NA	1.09	NA
Expected dividend yield	NA	NA	7.53	NA
Expected life of option in years (1)	NA	NA	6.00	NA
Expected volatility (2)	NA	NA	30.00	NA

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the 2012 quarters and the 2011 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,495,968	$3.50-14.63	$8.75
Granted	—	—	—
Cancelled	(68,089)	4.85-14.63	12.35
Exercised	(248,316)	3.87-11.21	6.75

Outstanding at December 31, 2011	1,179,563	3.50-13.06	8.96
Granted	5,000	11.53	11.53
Cancelled	—	—	—
Exercised (1)	(130,000)	3.50-5.51	5.43

Outstanding at March 31, 2012	1,054,563	3.50-13.06	9.40
Granted	—	—	—
Cancelled	(5,453)	4.85	4.85
Exercised (1)	(10,243)	8.21-9.22	8.40

Outstanding at June 30, 2012 (2)	1,038,867	$3.50-13.06	$9.44

Options exercisable at June 30, 2012 (2)	1,011,034	$3.50-13.06	$9.46

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $28,000 and $779,000 for the 2012 second quarter and six months, and was $30,000 for the comparable 2011 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2012 and the related exercise price of the underlying options, was $1,678,000 for outstanding options and $1,620,000 for exercisable options as of June 30, 2012.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the 2012 quarters and the 2011 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2010	—	$—	$—
Granted	79,800	7.99-11.53	8.48
Cancelled	(132)	7.99	7.99
Vested (1)	—	—	—

Outstanding at December 31, 2011	79,668	7.99-11.53	8.48
Granted	92,957	11.08	11.08
Cancelled	(17)	11.53	11.53
Vested (1)	(375)	7.99	7.99

Outstanding at March 31, 2012	172,233	7.99-11.53	9.88
Granted	—	—	—
Cancelled	—	—	—
Vested (1)	—	—	—

Outstanding at June 30, 2012 (2)	172,233	$7.99-11.53	$9.88

(1)	The aggregate fair value of the restricted stock vested was $0 for the 2012 second quarter and six months, and was $0 for the comparable 2011 periods.
(2)	The aggregate fair value of the restricted stock was $1,829,000 as of June 30, 2012.

The following table presents the activity for the unvested options outstanding under the plans for the quarter and six months ended June 30, 2012.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2011	68,556	$7.17-8.21	$7.89
Granted	5,000	11.53	11.53
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2012	73,556	7.17-11.53	8.14
Granted	—	—	—
Cancelled	—	—	—
Vested	(45,723)	7.17-8.21	7.81

Outstanding at June 30, 2012	27,833	$7.17-11.53	$8.68

The intrinsic value of the options vested was $128,000 for the 2012 second quarter and six months.

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2012 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
		Weighted average			Weighted average
Range of Exercise Prices	Shares at June 30, 2012	Remaining contractual life in years	Exercise price	Shares at June 30, 2012	Remaining contractual life in years	Exercise price
$3.50-3.87	77,494	0.55	$3.69	77,494	0.55	$3.69
6.89-13.06	961,373	5.10	9.90	933,540	5.01	9.94

$3.50-13.06	1,038,867	4.76	9.44	1,011,034	4.67	9.46

The following table summarizes information regarding restricted stock outstanding at June 30, 2012 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
		Weighted average
Range of Grant Prices	Shares at June 30, 2012	Remaining vesting period in years	Grant price
$7.99-11.53	172,233	2.23	$9.88

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Prepayment fees	$212	$225	$356	$350
Servicing fees	52	34	122	175
Late charges	50	40	137	136
Other	28	27	62	74

Total noninterest income	$342	$326	$677	$735

Servicing fees increased in the 2012 second quarter and decreased in the six months reflecting the fluctuations in the servicing and loan origination activities performed for Medallion Bank. Prepayment fees decreased in the 2012 second quarter compared to 2011 second quarter due to a lower level of prepayment activity as interest rates appear to have bottomed.

The major components of other operating expenses were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Travel, meals, and entertainment	$189	$210	$430	$454
Directors’ fees	116	88	158	203
Miscellaneous taxes	90	68	185	187
Office expense	53	51	104	115
Insurance	48	35	90	75
Bank charges	37	30	78	64
Depreciation and amortization	36	40	76	81
Telephone	25	50	64	95
Investment management expenses	20	46	65	95
Loan collection costs and other investment costs	7	970	22	996
Other expenses	151	159	267	281

Total other operating expenses	$772	$1,747	$1,539	$2,646

Directors’ fees fluctuations reflected accrual adjustments in the various periods. Telephone expenses decreased due to a change in service provider. Loan collection and other investment costs decreased reflecting $942,000 of accrued costs relating to a proposed investment opportunity in the 2011 second quarter.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Net share data
Net asset value at the beginning of the period	$9.71	$9.41	$9.68	$9.35
Net investment income	0.09	0.08	0.18	0.25
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.02	0.03	0.02	0.03
Net change in unrealized appreciation on investments	0.19	0.14	0.41	0.21

Net increase in net assets resulting from operations	0.30	0.25	0.61	0.49
Issuance of common stock	0.06	—	(0.02)	(0.03)
Repurchases of common stock	—	—	—	—
Distribution of net investment income	(0.21)	(0.17)	(0.41)	(0.33)
Distribution of net realized gains on investments	—	—	—	—
Other	0.01	—	0.01	0.01

Total increase (decrease) in net asset value	0.16	0.08	0.19	0.14

Net asset value at the end of the period (1)	$9.87	$9.49	$9.87	$9.49

Per share market value at beginning of period	$11.16	$8.79	$11.38	$8.20
Per share market value at end of period	10.62	9.75	10.62	9.75
Total return (2)	(12%)	52%	(6%)	47%

Ratios/supplemental data
Total shareholders’ equity (net asset)	$211,675	$165,845	$211,675	$165,845
Average net assets	$192,250	$165,275	$183,838	$164,778
Total expense ratio (3) (4)	13.84%	17.62%	14.44%	17.65%
Operating expenses to average net assets (4)	7.75	9.51	7.71	9.28
Net investment income after income taxes to average net assets(4)	3.75	3.59	3.72	5.29

(1)	Includes $0.00 and $0.17 of undistributed net investment income per share and $0.00 and $0.00 of undistributed net realized gains per share as of June 30, 2012 and 2011.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $1,497 and $1,399, and operating expenses of $1,614 and $1,672, which formerly were the Company’s were now MSC’s for the three months ended June 30, 2012 and 2011, and were $2,973, and $2,756 of service fee income, and $3,132 and $2,758 of operating expenses for the comparable six months. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 17%, 11%, and 3.51% in the 2012 quarter, 21%, 14%, and 2.93% in the 2011 quarter, 18%, 11%, and 3.55% in the 2012 six months, and 21%, 13%, and 5.28% in the 2011 six months.

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $165,000 and $236,000 for the 2012 and 2011 second quarters, and were $204,000 and $264,000 for the comparable six months.

At June 30, 2012, December 31, 2011, and June 30, 2011, the Company or MSC serviced $388,071,000, $370,068,000, and $349,916,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,497,000 and $2,973,000 of servicing fee income was earned by MSC in the 2012 second quarter and six months, and $1,399,000 and $2,756,000 was earned in the comparable 2011 periods.

The following table summarizes is the net revenues received from Medallion Bank.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Loan origination fees	$101	$128	$216	$383
Reimbursement of operating expenses	70	60	141	120
Servicing fees	5	5	11	10
Interest income	—	—	—	—

Total other income	$176	$193	$368	$513

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2012 and December 31, 2011, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$426,471	$426,471	$451,835	$451,835
Cash (1)	26,175	26,175	29,352	29,352
Accrued interest receivable (2)	1,068	1,068	1,120	1,120
Financial liabilities
Funds borrowed (2)	294,578	294,578	357,779	357,779
Accrued interest payable (2)	1,383	1,383	1,708	1,708

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

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

A review of fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category. During the quarter and six months ended June 30, 2012, there have been no changes to the inputs and valuation techniques used to measure fair value or the level in which they are classified.

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

June 30, 2012 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$277,756	$277,756
Commercial loans	—	—	54,280	54,280
Investment in Medallion Bank and other controlled subsidiaries	—	—	89,035	89,035
Equity investments	251	—	5,149	5,400
Other assets	—	47,676	—	47,676

December 31, 2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$307,167	$307,167
Commercial loans	—	—	54,159	54,159
Investment in Medallion Bank and other controlled subsidiaries	—	—	85,932	85,932
Equity investments	231	—	4,346	4,577
Other assets	—	43,822	—	43,822

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in start-up businesses engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of Medallion’s level 3 financial assets and liabilities for the quarters and six months ended June 30, 2012 and 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
March 31, 2012	$291,025	$56,111	$88,207	$5,242	$—
Gains (losses) included in earnings	—	(22)	4,467	228	—
Purchases, investments, and issuances	29,038	3,746	1,556	—	—
Sales, maturities, settlements, and distributions	(42,307)	(5,555)	(5,195)	(321)	—

June 30, 2012	$277,756	$54,280	$89,035	$5,149	$—

Amounts related to held assets(1)	$—	($27)	$4,467	($93)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2011	$307,167	$54,159	$85,932	$4,346	$—
Gains (losses) included in earnings	—	(674)	8,367	374	—
Purchases, investments, and issuances	58,274	8,290	1,931	750	—
Sales, maturities, settlements, and distributions	(87,685)	(7,495)	(7,195)	(321)	—

June 30, 2012	$277,756	$54,280	$89,035	$5,149	$—

Amounts related to held assets(1)	$—	($686)	$8,367	$53	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
March 31, 2011	$310,499	$74,406	$79,935	$4,685	$—
Gains (losses) included in earnings	—	(1,554)	3,051	1,344	—
Purchases, investments, and issuances	35,272	577	1,315	—	—
Sales, maturities, settlements, and distributions	(33,632)	(7,578)	(1,529)	(1,639)	—

June 30, 2011	$312,139	$65,851	$82,772	$4,390	$—

Amounts related to held assets(1)	$—	($1,567)	$3,051	$299	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2010	$323,126	$76,866	$78,735	$4,509	$—
Gains (losses) included in earnings	—	(2,081)	5,696	1,655	—
Purchases, investments, and issuances	100,777	2,536	1,515	—	—
Sales, maturities, settlements, and distributions	(111,764)	(11,470)	(3,174)	(1,774)	—

June 30, 2011	$312,139	$65,851	$82,772	$4,390	$—

Amounts related to held assets(1)	$—	($2,100)	$5,696	$610	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2011.

(13) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through August 6, 2012, the date of financial statement issuance.

In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 revises ASC Topic 350 (Intangibles-Goodwill and Other) by allowing an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Prior to the update, an entity was required to assess indefinite-lived intangible assets for impairment by comparing the fair value of an asset to its carrying amount. The update is effective for fiscal years beginning after September 15, 2012. The Company does not believe the adoption of the standard will have an impact on its financial condition or results of operation.

On July 26, 2012, the Company’s board of directors declared a $0.21 per share common stock dividend, payable on August 24, 2012 to shareholders of record on August 16, 2012.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					451	95%	4.43%	$50,866	$201,452	$201,570
	Lena Cab Corp ##	Term Loan	12/9/2011	12/09/15	1	2%	3.60%		$3,728	$3,721
	Sean Cab Corp ##	Term Loan	12/9/2011	12/08/15	1	2%	3.60%		$3,728	$3,721
	Real Cab Corp ##	Term Loan	7/20/2007	07/20/17	1	1%	6.75%		$2,545	$2,545
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	6.75%		$350	$350
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	05/01/15	1	1%	4.00%		$2,554	$2,548
	Cabbo Service Corp ##	Term Loan	9/7/2010	09/07/13	1	1%	5.00%		$1,800	$1,792
	Slo Cab Corp ##	Term Loan	7/20/2007	07/20/17	1	1%	6.75%		$1,527	$1,527
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	6.75%		$210	$210
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/15	1	1%	4.00%		$1,626	$1,623
	Daytona Hacking Corp ##	Term Loan	6/1/2012	06/01/15	1	1%	3.75%	$1,400	$1,400	$1,403
	Orys Trans Corp ##	Term Loan	9/26/2011	09/26/14	1	1%	4.00%		$1,280	$1,282
	Cafe Service Co Inc ##	Term Loan	11/9/2011	11/09/16	1	1%	4.40%		$1,259	$1,258
	Vichy Cab Corp ##	Term Loan	2/21/2012	02/21/15	1	1%	4.50%	$1,250	$1,250	$1,249
	Bunty & Jyoti Inc ##	Term Loan	11/22/2011	11/22/14	1	1%	4.25%		$1,248	$1,247
	Sonu-Seema Corp ##	Term Loan	11/22/2011	11/22/14	1	1%	4.25%		$1,247	$1,246
	Nancy Transit Inc ##	Term Loan	4/6/2011	04/06/14	1	1%	4.50%		$1,244	$1,242
	Januko Transit Inc ##	Term Loan	12/9/2011	12/09/15	1	1%	3.60%		$1,243	$1,242
	Spurt Cab Corp ##	Term Loan	4/1/2011	10/01/13	1	1%	4.75%		$1,240	$1,241
	Yankl Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,240	$1,238
	Sapphire Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,240	$1,238
	Daf Cab Corp ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,240	$1,238
	Slate Cab Corp ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,240	$1,238
	Sabrinush Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,240	$1,238
	Munkach Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,240	$1,238
	Mamkale Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,240	$1,238
	Fenway Cab Corp ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,240	$1,238
Various New York &&	2.36% to 14% ##	Term Loan	08/17/98 to 06/27/12	07/16/12 to 09/10/23	425	77%	4.48%	$48,216	$162,053	$162,219
Chicago					120	17%	5.45%	$19,206	$35,355	$35,474
	Cozy Cab Et Al ##	Term Loan	12/22/2011	12/22/14	1	2%	5.50%		$3,406	$3,403
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	11/23/2011	11/23/14	1	1%	5.75%		$1,505	$1,503
	Chicago Medallion Nine LLC ##	Term Loan	5/2/2012	05/02/17	1	1%	5.75%	$1,440	$1,430	$1,428
Various Chicago &&	4.50% to 8.75% ##	Term loan	01/22/10 to 06/29/12	09/03/12 to 05/21/17	117	14%	5.42%	$17,766	$29,014	$29,140
Newark &&	5.75% to 8.75% ##	Term loan	04/06/00 to 06/14/12	08/07/12 to 06/14/17	99	8%	7.11%	$2,423	$16,625	$16,703

Boston					49	7%	6.14%	$4,614	$14,895	$14,926
	Chidi Trans Inc ##	Term Loan	11/17/2011	11/17/14	1	*	6.00%		$711	$711
	Chidi Trans Inc	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$664	$661	$663
	Arinze Trans Inc	Term Loan	2/5/2010	02/05/13	1	*	7.25%		$621	$621
	Arinze Trans Inc	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$621	$619	$621
	Various Boston && 3.25% to 9.66% ##	Term Loan	06/12/07 to 04/20/12	11/02/12 to 06/12/18	45	6%	6.16%	$3,329	$12,283	$12,310

Cambridge &&	5.50% to 9.22% ##	Term loan	03/28/08 to 06/26/12	10/21/12 to 11/18/20	20	3%	6.51%	$586	$6,048	$6,056

Other					14	1%	6.74%	$224	$3,021	$3,027
Philadelphia	Dorit Matityahu ##	Term Loan	8/4/2011	08/04/14	1	1%	6.25%		$2,162	$2,158
Various Other &&	6.00% to 11.5% ##	Term loan	10/15/04 to 01/09/12	10/01/12 to 03/10/18	13	*	7.99%	$224	$859	$869

Total medallion loans ($218,951 pledged as collateral under borrowing arrangements)					753	131%	4.89%	$77,919	$277,396	$277,756

Commercial Loans
Secured mezzanine (17% Minnesota, 16% Florida, 15% Oklahoma, 9% North Carolina, 7% Deleware, 7% California, 7% Wisconsin, 6% New York, 6% Arizona and 10% all other states) (2)
Manufacturing (68% of the total)
	Aeration & (capitalized interest of $81 per footnote 2) (interest rate includes PIK interest of 21%)	Term loan	12/31/10	04/30/13	1	1%	21.00%		$2,416	$2,189
	Dynamic Systems (interest rate includes PIK interest of 3.5%)	Term loan	12/23/10	12/23/17	1	1%	15.50%		$1,822	$1,822
	Imperial Plastics (capitalized interest of $47 per footnote 2) (interest rate includes PIK interest of 3%)	Term loan	12/15/11	12/31/16	1	1%	15.00%		$2,847	$2,865
	Motion Tech (interest rate includes PIK interest of 6%)	Term loan	12/23/10	12/23/15	1	1%	18.00%		$1,286	$1,291

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2012

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
		Orchard &	Term loan	03/10/99	Matured	1	1%	13.00%		$1,390	$1,390
	+	PACA Foods &	Term loan	12/31/10	12/31/15	1	1%	12.00%		$1,454	$1,454
	+	PACA Foods &	Term loan	12/31/10	12/31/15	1	*	14.00%		$1,307	$705
	+	Packaging Specialists (capitalized interest of $224 per footnote 2) (interest rate includes PIK interest of 6%)	Term loan	04/01/08	12/31/13	1	1%	14.00%		$2,214	$2,214
		Process Fab & (interest rate includes PIK interest of 8%)	Term loan	04/17/08	12/31/15	1	1%	8.00%		$4,500	$2,813
		Quaker Bakery (capitalized interest of $34 per footnote 2) (interest rate includes PIK interest of 5%)	Term loan	03/28/12	03/28/17	1	1%	17.00%	$2,600	$2,634	$2,621
		Reel Power (capitalized interest of $86 per footnote 2)	Term loan	12/31/09	02/04/14	1	2%	14.00%		$3,586	$3,586
	+	RespirTech	Term loan	04/25/12	04/25/17	1	1%	12.00%	$1,500	$1,500	$1,511
	+	Various Other && 12.00% to 14.00% (capitalized interest of $104 per footnote 2)	Term Loan	12/15/04 to 06/22/12	12/15/12 to 06/22/15	3	1%	12.80%	$625	$2,348	$2,359
Wholesale Trade (10% of the total)		Twin-Star (interest rate includes PIK interest of 1%)	Term loan	06/01/07	04/24/14	1	2%	13.00%		$4,000	$4,000
	+	Various Other && 14.00% to 14.00%	Term Loan	3/31/2008	3/31/2013	1	*	14.00%		$2,484	$102
Arts, Entertainment, and Recreation (9% of the total)		RPAC Racing (capitalized interest of $520 per footnote 2) (interest rate includes PIK interest of 10%)	Term loan	11/19/10	11/19/15	1	2%	10.00%		$3,560	$3,560
Administrative and Support Services (6% of the total)	+	Staff One & (interest rate includes PIK interest of 13%)	Term loan	06/30/08	12/31/13	1	1%	13.00%		$3,306	$1,852
	+	Staff One & (interest rate includes PIK interest of 13%)	Term loan	04/30/12	12/31/13	1	*	13.00%	$985	$515	$515
	+	Staff One & (interest rate includes PIK interest of 13%)	Term loan	09/15/11	12/31/13	1	*	13.00%		$100	$100
	+	Various Other && 19% (capitalized interest of $198 per footnote 2)	Term Loan	1/14/2005	Matured	1	*	19.00%		$4,971	$0
Accommodation and Food Services (3% of the total)		Various Other && 9.25% to 10.00% (capitalized interest of $285 per footnote 2)	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	1%	9.86%		$3,292	$1,241
Health Care and Social Assistance (3% of the total)	+	Various Other && 7.00% to 7.00%	Term Loan	06/28/07 to 06/28/07	06/30/17 to 06/30/17	1	*	7.00%		$1,316	$1,016
Retail Trade (1% of the total)	+	Various Other && 10.00% to 10.00% (capitalized interest of $74 per footnote 2)	Term Loan	06/30/00 to 06/30/00	10/01/15 to 10/01/15	1	*	10.00%		$682	$306
Professional, Scientific, and Technical Services (0% of the total)		Various Other && 10.00% to 10.00% (capitalized interest of $119 per footnote 2)	Term Loan	10/26/11 to 10/26/11	11/01/14 to 11/01/14	1	*	10.00%		$119	$119

Total secured mezzanine (2)						28	19%	13.54%	$5,710	$53,649	$39,631

Asset-based (72% New York, 17% New Jersey, and 11% all other states)
Wholesale Trade (43% of the total)
		Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/12	1	1%	4.50%		$1,603	$1,583
		Various Other 4.75% to 6.75%	Revolving line of credit	01/23/99 to 06/01/12	08/15/12 to 06/01/13	12	1%	5.82%	$360	$1,385	$1,343
Transportation and Warehousing (20% of the total)		Various Other 5.75% to 8.00%	Revolving line of credit	12/31/01 to 07/20/07	07/20/12 to 05/02/13	5	1%	6.63%		$1,415	$1,391
Retail Trade (15% of the total)		Various Other 4.75% to 6.28%	Revolving line of credit	10/19/98 to 08/31/06	07/24/12 to 12/21/12	5	*	5.43%		$1,036	$1,019
Finance and Insurance (10% of the total)		Various Other 4.25% to 8.25%	Revolving line of credit	02/06/02 to 11/10/11	07/25/12 to 02/14/13	6	*	6.29%		$717	$694
Manufacturing (5% of the total)		Various Other 5.75% to 7.25%	Revolving line of credit	07/07/04 to 04/20/12	07/07/12 to 06/22/13	7	*	6.43%	$27	$390	$378
Health Care and Social Assistance (3% of the total)		Various Other 5.75% to 5.75%	Revolving line of credit	10/02/07 to 10/02/07	10/02/12 to 10/02/12	1	*	5.75%		$241	$232
Accommodation and Food Services (2% of the total)		Various Other 6.00% to 6.00%	Revolving line of credit	04/27/11 to 04/27/11	04/27/13 to 04/27/13	1	*	6.00%		$151	$149
Construction (1% of the total)		Various Other 5.75% to 6.00%	Revolving line of credit	06/29/99 to 07/20/99	07/20/12 to 06/29/13	2	*	5.89%		$101	$99
Administrative and Support Services (1% of the total)		Various Other 5.50% to 5.75%	Revolving line of credit	06/22/04 to 06/30/07	06/22/13 to 06/30/13	2	*	5.74%		$84	$81

Total asset-based ($4,884 pledged as collateral under borrowing arrangements)						42	3%	5.71%	$387	$7,123	$6,969

Other secured commercial (75% New York, 23% New Jersey and 2% Illinois)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2012

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Accommodation and Food Services (49% of the total)		Dune Deck Owners Corp ##	Term loan	04/24/07	03/31/14	1	1%	7.25%		$3,101	$3,097
		Various Other && 8.50% to 12.50%	Term loan	05/25/05 to 12/23/08	10/14/12 to 12/25/14	5	*	10.20%		$683	$681
Retail Trade (42% of the total)		0.00% to 12.00% &&	Term loan	09/13/06 to 04/06/12	09/16/12 to 04/06/19	14	2%	9.37%	$1,372	$3,647	$3,212
Other Services (except Public Administration) (3% of the total)		5.50% to 6.50%	Term loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2	*	5.92%		$250	$250
Transportation and Warehousing (3% of the total)		5.65% to 6.50%	Term loan	07/14/10 to 01/20/12	07/12/12 to 11/22/13	9	*	5.82%	$250	$228	$233
Real Estate and Rental and Leasing (3% of the total)		4.75% to 6.00%	Term loan	04/22/99 to 04/01/10	04/01/15 to 09/01/15	2	*	5.22%		$211	$207

Total other secured commercial loans ($3,097 pledged as collateral under borrowing arrangements)						33	4%	8.32%	$1,622	$8,120	$7,680

Total commercial loans ($7,981 pledged as collateral under borrowing arrangements) (2)						103	26%	12.11%	$7,719	$68,892	$54,280

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking		Medallion Bank **	100% of common stock	05/16/02	None	1	40%	9.46%		$84,573	$84,573
Real Estate		Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$2,591	$2,591
Various Other				12/20/04 to 5/23/12	None	4	1%	0.00%	$900	$1,871	$1,871

Investment in Medallion Bank and other controlled subsidiaries, net						6	42%	8.99%	$900	$89,035	$89,035

Equity investments
Appliance Recycler #		Appliance Recycling Centers of America, Inc. **	8.86% of common stock	09/10/98	None	1	1%	0.00%		$0	$1,740
Commercial Finance		Convergent Capital, Ltd	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,093	$1,393
NASCAR Race Team		Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	*	0.00%		$454	$454
Bakery		Quaker Bakery	*	03/28/12	None	1	*	0.00%		$359	$359
Machinery Manufacturer	+	Reel Power International, Inc.	2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Equipment Manufacturing		Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$365	$0
Various Other		**	* to 9.25% of common stock	12/5/02 to 3/30/12	None	4	1%	3.78%	$750	$1,986	$1,136

Equity investments, net						10	3%	1.64%	$750	$4,575	$5,400

Investment securities

Investment securities, net						0	0%	0.00%		$0	$0

Net Investments ($226,932 pledged as collateral under borrowing arrangements) (3)						872	201%	6.81%	$87,288	$439,898	$426,471

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $1,772 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 201%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totalled $38,405, $21,830 and $16,575, respectively . The tax cost of investments was $409,896.
(5)	For revolving lines of credit the amount shown is the cost at June 30, 2012.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totalled assets of Medallion Financial on an unconsolidated basis was up to 27% and up to 26% on a consolidated basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at June 30, 2012.

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

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2011

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2011 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					502	133%	4.66%	$154,686	$227,426	$227,480
	Sean Cab Corp ##	Term loan	12/9/2011	12/08/15	1	2%	3.60%	$3,774	$3,775	$3,770
	Lena Cab Corp ##	Term loan	12/9/2011	12/09/15	1	2%	3.60%	$3,774	$3,775	$3,770
	Sifnos, Van-Dim, Kitriani Incs ##	Term loan	6/8/2010	06/07/15	1	2%	5.25%		$2,611	$2,607
	Real Cab Corp ##	Term loan	7/20/2007	07/20/17	1	1%	6.75%		$2,546	$2,541
	Cabbo Service Corp ##	Term loan	9/7/2010	09/07/13	1	1%	5.00%		$1,801	$1,792
	Lety Cab Corp ##	Term loan	10/21/2010	10/20/15	1	1%	4.00%		$1,647	$1,645
	Slo Cab Corp ##	Term loan	7/20/2007	07/20/17	1	1%	6.75%		$1,528	$1,524
	Sandhu & Baath Inc ##	Term loan	5/10/2011	05/10/14	1	1%	4.75%	$1,320	$1,303	$1,304
	Orys Trans Corp ##	Term loan	9/26/2011	09/26/14	1	1%	4.00%	$1,300	$1,296	$1,296
	Cafe Service Co Inc ##	Term loan	11/9/2011	11/09/16	1	1%	4.40%	$1,275	$1,274	$1,274
	Bunty & Jyoti Inc ##	Term loan	11/22/2011	11/22/14	1	1%	4.25%	$1,264	$1,263	$1,263
	Sonu-Seema Corp ##	Term loan	11/22/2011	11/22/14	1	1%	4.25%	$1,264	$1,263	$1,263
	Spurt Cab Corp ##	Term loan	4/1/2011	10/01/13	1	1%	4.75%	$1,275	$1,258	$1,261
	Januko Transit Inc ##	Term loan	12/9/2011	12/09/15	1	1%	3.60%	$1,258	$1,258	$1,258
	Nancy Transit Inc ##	Term loan	4/6/2011	04/06/14	1	1%	4.50%	$1,275	$1,258	$1,257
	Fenway Cab Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Slate Cab Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Yankl Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Munkach Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Sapphire Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	W Mit Trans Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Brini Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Daf Cab Corp ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	W. Vil Trans Corp ##	Term loan	3/22/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Sabrinush Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	Mamkale Transit Inc ##	Term loan	3/23/2011	12/08/15	1	1%	3.60%	$1,275	$1,256	$1,255
	New Direction Cab Corp ##	Term loan	11/18/2011	11/18/14	1	1%	4.00%	$1,200	$1,195	$1,200
	Ride Yellow Llc ##	Term loan	1/14/2011	02/15/16	1	1%	4.88%	$1,200	$1,200	$1,200
	Hoyt Cab Corp ##	Term loan	2/18/2011	02/18/14	1	1%	4.50%	$1,200	$1,200	$1,200
Various New York &&	2.67% to 14.00% ##		8/17/98 to 12/23/2011	12/6/11 to 9/10/2023	473	106%	4.75%	$119,282	$182,159	$182,250
Boston &&	3.25% to 9.66% ##	Term loan	6/12/07 to 11/17/2011	06/12/12 to 07/11/16	59	10%	6.56%	$7,118	$16,955	$17,012
Cambridge	5.50% to 9.22% ##	Term loan	3/28/08 to 11/23/11	03/19/12 to 11/18/20	21	4%	6.62%	$1,405	$6,179	$6,198
Chicago					136	20%	5.79%	$35,709	$34,200	$34,352
	Cozy Cab et al ##	Term loan	12/22/2011	12/22/14	1	2%	5.50%	$3,031	$3,031	$2,999
	Sweetgrass Peach & Chadwick Cap ##	Term loan	11/23/2011	11/23/14	1	1%	5.75%	$1,530	$1,525	$1,527
Various Chicago	5.00% to 10.30% ##	Term loan	4/29/05 to 12/16/2011	03/10/12 to 12/16/16	134	17%	5.82%	$31,148	$29,644	$29,825
Newark &&	6.00% to 9.00% ##	Term loan	4/6/00 to 12/8/2011	01/11/12 to 12/08/21	109	10%	7.38%	$6,009	$17,693	$17,790
Other					21	3%	6.54%	$2,930	$4,318	$4,335
Philadelphia	Dorit Matityahu ##	Term loan	8/4/2011	08/04/14	1	1%	6.25%	$2,209	$2,187	$2,189
Various Other &&	5.43% to 11.50% ##	Term loan	10/15/04 to 9/22/11	02/15/12 to 3/10/2018	20	1%	6.84%	$721	$2,131	$2,147

Total medallion loans ($243,057 pledged as collateral under borrowing arrangements)					848	179%	5.11%	$207,858	$306,771	$307,167

Commercial Loans
Secured mezzanine (18% Florida, 14% Minnesota, 14% Oklahoma, 10% Indiana, 9% California, 7% Texas and 28% all other states) (2)
Manufacturing
+	Reel Power (capitalized interest of $86 per footnote 2) (interest rate includes PIK interest of 2%)	Term loan	08/04/08	02/04/14	1	2%	14.00%		$3,586	$3,586
	Process Fab (capitalized interest of $384 per footnote 2) & (interest rate includes PIK interest of 3%)	Term loan	04/17/08	04/17/15	1	2%	14.00%		$4,884	$3,358
	Motion Tech (capitalized interest of $189 per footnote 2) (interest rate includes PIK interest of 6%)	Term loan	12/23/10	12/23/15	1	2%	18.00%		$3,189	$3,195
	Imperial (capitalized interest of $4 per footnote 2) (interest rate includes PIK interest of 3%)	Term loan	12/15/11	12/31/16	1	2%	15.00%	$2,800	$2,804	$2,823
+	Packaging Specialists (capitalized interest of $191 per footnote 2) (interest rate includes PIK interest of 6%)	Term loan	04/01/08	04/01/13	1	1%	14.00%		$2,191	$2,191
	Aeration (capitalized interest of $81 per footnote 2) & (interest rate includes PIK interest of 6%)	Term loan	12/31/10	06/30/16	1	1%	18.00%		$2,416	$2,190
	Dynamic Systems (capitalized interest of $74 per footnote 2) (interest rate includes PIK interest of 3.5%)	Term loan	12/23/10	12/23/17	1	1%	15.50%		$2,074	$2,074
+	PACA Foods	Term loan	12/31/10	12/31/15	1	1%	14.00%		$1,500	$1,499
+	PACA Foods	Term loan	12/31/10	12/31/15	1	1%	12.00%		$1,500	$1,499
	Orchard &	Term loan	03/10/99	Matured	1	1%	13.00%		$1,420	$1,220
+	Various Other – 12% to 13% (capitalized interest of $92 per footnote 2) && (interest rate includes PIK interest of 12%)	Term loan	12/15/04 to 10/2/06	03/01/12 to 03/31/13	3	1%	12.34%		$1,896	$1,891
Administrative and Support Services
	Staff One &	Term loan	06/30/08	12/31/13	1	1%	13.00%		$3,306	$1,850

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2011

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2011 Acquisitions (5)	Cost (4)	Fair Value
		Staff One &	Term loan	09/15/11	12/31/13	1	*	13.00%	$100	$100	$100
		Various Other (capitalized interest of $275 per footnote 2) && (interest rate includes PIK interest of 9%)	Term loan	01/14/05	Matured	1	*	19.00%		$5,070	$0
Wholesale Trade
		Twin-Star (interest rate includes PIK interest of 1%)	Term loan	06/01/07	04/24/14	1	2%	13.00%		$4,000	$4,000
	+	Various Other &&	Term loan	03/31/08	03/31/13	1	*	16.00%		$2,484	$101
Accommodation and Food Services		(capitalized interest of $386 per footnote 2) -- 9.25% to 10.00% & (interest rate includes PIK interest of 3.5%)	Term loan	12/22/94 to 11/5/10	10/1/15- 11/5/15	3	1%	9.86%		$3,540	$1,488
Arts, Entertainment, and Recreation		RPAC Racing (capitalized interest of $340 per footnote 2) (interest rate includes PIK interest of 10%)	Term loan	11/19/10	11/19/15	1	2%	10.00%		$3,379	$3,379
Health Care and Social Assistance	+	Various Other &&	Term loan	12/31/98	06/30/17	1	1%	7.00%		$1,386	$986
Retail Trade		(capitalized interest of $143 per footnote 2) && (interest rate includes PIK interest of 3.5%)	Term loan	09/23/97	10/01/15	1	*	10.00%		$752	$376
Professional, Scientific, and Technical Services		Various Other &&	Term loan	10/26/11	11/02/14	1	*	10.00%	$150	$145	$45

Total secured mezzanine (2)						25	22%	14.04%	$3,050	$51,622	$37,851

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2011

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2011 Acquisitions (5)	Cost (4)	Fair Value
Asset-based (82% New York, 13% New Jersey and 5% all other states)
Wholesale Trade
	Newburg Egg Corp. ##	Revolving line of credit	03/16/99	03/16/12	1	1%	6.00%		$1,446	$1,425
	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/12	1	1%	4.50%		$1,349	$1,320
Various Other	4.75% to 6.75% ##	Revolving line of credit	1/23/99 to 11/30/11	01/14/12 to 11/30/12	10	1%	5.51%	$84	$1,593	$1,564
Transportation and Warehousing	5.75% to 8.00% ##	Revolving line of credit	12/31/01 to 7/20/07	02/06/12 to 12/31/12	5	1%	6.51%		$1,885	$1,846
Finance and Insurance	4.25% to 8.25%	Revolving line of credit	2/6/02 to 11/10/11	02/06/12 to 11/10/12	6	*	6.28%	$38	$718	$687
Construction	5.75 % to 6.00% ##	Revolving line of credit	6/29/99 to 7/20/99	06/29/12 to 07/20/12	2	*	5.77%		$666	$656
Retail Trade	4.75% to 6.11% ##	Revolving line of credit	10/19/98 to 8/31/06	07/24/12 to 12/21/12	5	*	5.45%		$649	$630
Administrative and Support Services	5.50% to 5.75%	Revolving line of credit	6/22/04 to 6/30/07	06/22/12 to 06/30/12	2	*	5.59%		$387	$372
Manufacturing	5.50% to 7.00% ##	Revolving line of credit	7/7/04 to 5/6/11	02/18/12 to 11/29/12	7	*	6.55%	$34	$348	$329
Health Care and Social Assistance	5.75% to 6.00% ##	Revolving line of credit	10/2/07 to 12/1/10	10/02/12 to 12/01/12	2	*	5.83%		$289	$275
Accommodation and Food Services	6.00%	Revolving line of credit	04/27/11	04/27/12	1	*	6.00%	$51	$57	$60

Total asset-based ($6,506 pledged as collateral under borrowing arrangements)					42	5%	5.77%	$207	$9,388	$9,165

Other secured commercial (83% New York, 15% New Jersey and 2% Illinois)
Accommodation and Food Services
	Dune Deck Owners Corp ##	Term loan	04/24/07	03/31/14	1	2%	7.25%		$3,097	$3,097
Various Other	8.50% to 12.50%	Term loan	5/25/2005 to 12/23/08	06/25/12 to 07/29/14	5	*	10.21%		$741	$739
Retail Trade	0.00% to 12.00% &&	Term loan	9/13/06 to 8/4/11	01/13/12 to 08/09/16	12	1%	9.31%	$2,045	$2,536	$2,263
Arts, Entertainment, and Recreation	6.5% &&	Term loan	01/24/07	05/28/15	1	*	6.50%		$390	$265
Other Services (except Public Administration)	5.50% to 6.50%	Term loan	1/16/04 to 5/2/09	01/16/14 to 05/02/14	2	*	5.96%		$282	$283
Transportation and Warehousing	6.00% to 6.50%	Term loan	6/8/09 to 12/8/10	01/12/12 to 11/22/13	15	*	6.05%		$276	$285
Real Estate and Rental and Leasing	5.50% to 6.00%	Term loan	4/22/99 to 4/1/10	04/01/15 to 09/01/15	2	*	5.68%		$217	$211

Total other secured commercial loans ($3,097 pledged as collateral under borrowing arrangements)					38	4%	8.06%	$2,045	$7,539	$7,143

Total commercial loans ($9,603 pledged as collateral under borrowing arrangements) (2)					105	32%	12.25%	$5,303	$68,549	$54,159

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank**	100% of common stock	05/16/02	None	1	48%	6.58%		$82,852	$82,852
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$2,436	$2,436
Various Other			12/20/04 to 1/5/11	None	3	*	0.00%		$644	$644

Investment in Medallion Bank and other controlled subsidiaries, net					5	50%	6.40%		$85,932	$85,932

Equity investments
Appliance Recycler #	Appliance Recycling Centers of America, Inc.**	8% of common stock	09/10/98	None	1	1%	0.00%		$0	$2,225
Commercial Finance	Convergent Capital, Ltd	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,094	$1,214
NASCAR Race Team	RPAC Racing	30.6% of limited liability interest	11/19/10	None	1	*	0.00%		$454	$454
Machinery Manufacturer +	Reel Power International, Inc.	2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Equipment Manufacturing	Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$365	$0
Various Other			12/5/02 to 11/1/10	None	4	*	6.65%		$1,241	$366

Equity investments, net					9	3%	2.26%		$3,472	$4,577

Investment securities

Investment securities, net					0	0%	0.00%		$0	$0

Net Investments ($252,660 pledged as collateral under borrowing arrangements) (3)					967	263%	6.38%	$213,159	$464,724	$451,835

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated.
Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $2,246 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 262%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled
$2,345, $15,538, and $13,193, respectively. The tax cost of investments was $436,120.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2011.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to total assets of Medallion Financial on an unconsolidated basis was up to 27% and up to 16% on a consolidated basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at December 31, 2011

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

Medallion Financial Corp.

Investments In and Advances to Affiliates

June 30, 2012

Name of issuer and title of issue (2)	Number of share (all restricted unless otherwise noted)	Equity in net profit and (loss) for the 3 months	Equity in net profit and (loss) for the 6 months	(3 months) Amount of dividends or interest (1)	(6 Months) Amount of dividends or interest (1)	Value as of 6/30/12
(Dollars in thousands)
Medallion Bank - common stock	1,000,000 shares - 100% of common stock	4,762	8,822	2,500	4,500	$84,573
Medallion Hamptons Holding LLC - membership interest	100% of membership interest	0	0	0	0	$2,591
LAX Group LLC - membership interest	57% of membership interest	(103)	(103)	0	0	$797
Medallion Servicing Corp. - common stock	1,000 shares - 100% of common stock	(77)	(149)	0	0	$580
Generation Outdoor, Inc. - common stock	1,000 shares - 100% of common stock	(17)	10	7	13	$475
Medallion Sports Media, Inc. - common stock	1,000 shares - 100% of common stock	(98)	(213)	0	0	$19

Total investments in Medallion Bank and other controlled subsidiaries		4,467	8,367	2,507	4,513	$89,035

Appliance Recycling Centers of America Inc - common stock	8% of common stock	0	0	0	0	$1,740
RPAC Racing, LLC - membership interest	30% of membership interest	0	0	0	0	$454
Summit Medical, Inc - common stock	9.25% of common stock	0	0	0	0	$135
Aeration Industries International LLC - membership interest	5.25% of membership interest	0	0	0	0	$0
On Top - ownership share	12% of ownership shares	0	0	0	0	$0
Other equity investments other than in investments in and advances to affiliates		—	—	—	—	$3,071

Total equity investments		0	0	0	0	$5,400

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		4,467	8,367	2,507	4,513	$94,435

Other interest and dividend income other than from investments in and advances to affiliates				11	23

Total dividend and interest income on short term investments				2,518	4,536

Total investments in and advances to affiliates						$91,364
Other equity investments other than in investments in and advances to affiliates						$3,071

Total investments in Medallion Bank and other controlled subsidiaries and equity investments						$94,435

(1)	Investments with an amount of 0 are considered non-income producing.

(2)	The table below provides a recap of the changes in the investment in the respective issuers for the period ended June 30, 2012.

	Value as of 1/1/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Value as of 3/31/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Value as of 6/30/12
(Dollars in thousands)
Medallion Bank - common stock	$82,852	95	2,000	4,059	$85,006	0	5,195	4,762	$84,573
Medallion Hamptons Holding LLC - membership interest	$2,436	70	0	0	$2,506	85	0	0	$2,591
LAX Group LLC - membership interest	$0	0	0	0	$0	900	0	(103)	$797
Medallion Servicing Corp. - common stock	$577	61	0	(72)	$566	91	0	(77)	$580
Generation Outdoor, Inc. - common stock	$65	0	0	27	$92	400	0	(17)	$475
Medallion Sports Media, Inc. - common stock	$2	150	0	(115)	$37	80	0	(98)	$19
Appliance Recycling Centers of America Inc - common stock	$2,225	0	0	(213)	$2,012	0	0	(272)	$1,740

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 8% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 12%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,159,971,000 as of June 30, 2012, and $1,141,806,000 and $1,125,924,000 as of December 31, 2011 and June 30, 2011, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a Utah industrial bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $334,116,000 as of June 30, 2012. We earn referral fees for these activities. In December 2010, all of these servicing activities were assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

	June 30, 2012		March 31, 2012		December 31, 2011		June 30, 2011
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	4.43%	$201,452	4.52%	$214,858	4.66%	$227,426	5.27%	$231,706
Chicago	5.45	35,355	5.51	33,217	5.79	34,200	6.55	32,708
Newark	7.11	16,625	7.20	16,848	7.38	17,693	7.63	19,313
Boston	6.14	14,895	6.49	15,097	6.56	16,955	6.70	17,104
Cambridge	6.51	6,048	6.57	6,433	6.62	6,179	6.63	6,539
Other	6.74	3,021	6.46	4,186	6.54	4,318	6.88	4,361

Total medallion loans	4.89	277,396	4.97	290,639	5.11	306,771	5.68	311,731

Deferred loan acquisition costs		360		386		396		408
Unrealized depreciation on loans		—		—		—		—

Net medallion loans		$277,756		$291,025		$307,167		$312,139

Commercial loans
Secured mezzanine	13.54%	$53,649	13.61%	$53,577	14.04%	$51,622	14.43%	$61,747
Asset based	5.71	7,123	5.65	9,024	5.77	9,388	5.71	7,747
Other secured commercial	8.32	8,120	8.25	8,156	8.06	7,539	8.48	9,800

Total commercial loans	12.11	68,892	11.98	70,757	12.25	68,549	12.84	79,294

Deferred loan acquisition income		(52)		(113)		(92)		(126)
Unrealized depreciation on loans		(14,560)		(14,533)		(14,298)		(13,317)

Net commercial loans		$54,280		$56,111		$54,159		$65,851

Investment in Medallion Bank and other controlled subsidiaries, net (2)	8.99%	$89,035	7.37%	$88,207	6.40%	$85,932	4.83%	$82,772

Equity investments	1.64%	$4,575	1.46%	$4,581	2.26%	$3,472	2.01%	$3,377

Unrealized appreciation (depreciation) on equities		825		943		1,105		1,286

Net equity investments		$5,400		$5,524		$4,577		$4,663

Investment securities	—%	$—	—%	$—	—%	$—	—%	$—

Investments at cost (3)	6.81%	$439,898	6.49%	$454,184	6.38%	$464,724	6.70%	$477,174

Deferred loan acquisition (income) costs		308		273		304		282
Unrealized appreciation (depreciation) on equities		825		943		1,105		1,286
Unrealized depreciation on loans		(14,560)		(14,533)		(14,298)		(13,317)

Net investments		$426,471		$440,867		$451,835		$465,425

Medallion Bank investments
Medallion loans	4.53%	$313,164	4.65%	$297,421	4.79%	$294,214	5.35%	$277,323
Consumer loans	17.39	232,884	17.68	204,393	17.73	199,843	17.82	202,098
Commercial loans	5.05	75,451	4.98	79,749	4.97	76,606	4.99	74,319
Investment securities	2.72	20,680	2.58	24,044	2.51	25,419	3.32	22,617

Medallion Bank investments at cost (3)	9.20	642,179	9.01	605,607	9.06	596,082	9.59	576,357

Deferred loan acquisition costs		6,417		5,749		5,597		5,637
Unrealized appreciation (depreciation) on investment securities		896		769		714		539
Premiums paid on purchased securities		315		356		403		160
Unrealized depreciation on loans		(14,766)		(14,480)		(14,576)		(14,577)

Medallion Bank net investments		$635,041		$598,001		$588,220		$568,116

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	Includes $0, $0, $0, and $1,019 of unrealized appreciation on Medallion Hamptons Holdings as of June 30, 2012, March 31, 2012, December 31, 2011, and June 30, 2011.
(3)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.31%, 8.15%, 8.18%, and 8.72% at June 30, 2012, March 31, 2012, December 31, 2011, and June 30, 2011.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net investments at beginning of period	$440,867	$469,811	$451,835	$483,516
Investments originated (1)	32,409	36,187	67,314	103,651
Repayments of investments (1)	(48,937)	(42,428)	(96,194)	(125,042)
Net realized gains on investments	323	571	265	580
Net increase in unrealized appreciation (2)	1,822	1,252	3,325	2,682
(Amortization) accretion of origination costs	(13)	32	(74)	38

Net decrease in investments	(14,396)	(4,386)	(25,364)	(18,091)

Net investments at end of period	$426,471	$465,425	$426,471	$465,425

(1)	Includes refinancings.
(2)	Excludes net unrealized appreciation (depreciation) of $1,979 and $4,389 for the quarter and six months ended June 30, 2012, and $1,109 for the comparable 2011 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at June 30, 2012 was 6.81% (6.32% for the loan portfolio), an increase of 43 basis points from 6.38% at December 31, 2011, and an increase of 11 basis points from 6.70% at June 30, 2011. The weighted average yield of the total managed portfolio at June 30, 2012 was 8.13% (8.31% for the loan portfolio), an increase of 13 basis points from 8.00% at December 31, 2011, and a decrease of 45 basis points from 8.58% at June 30, 2011. The slight changes in 2012 reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 65% of the net portfolio of $426,471,000 at June 30, 2012, compared to 68% of the net portfolio of $451,835,000 at December 31, 2011, and 67% of $465,425,000 at June 30, 2011. Our managed medallion loans of $590,014,000 comprised 60% of the net managed portfolio of $976,360,000 at June 30, 2012, compared to 63% of the net managed portfolio of $956,626,000 at December 31, 2011, and 62% of $955,696,000 at June 30, 2011. The medallion loan portfolio decreased by $29,411,000 or 10% in 2012 (a decrease of $10,653,000 or 2% on a managed basis), primarily reflecting loan participations sold and the movement of loans to Medallion Bank. Total medallion loans serviced for third parties were $83,441,000, $75,866,000, and $77,785,000 at June 30, 2012, December 31, 2011, and June 30, 2011.

The weighted average yield of the medallion loan portfolio at June 30, 2012 was 4.89%, a decrease of 22 basis points from 5.11% at December 31, 2011, and a decrease of 79 basis points from 5.68% at June 30, 2011. The weighted average yield of the managed medallion loan portfolio at June 30, 2012 was 4.70%, a decrease of 26 basis points from 4.96% at December 31, 2011, and a decrease of 82 basis points from 5.52% at June 30, 2011. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At June 30, 2012, 27% of the medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2011 and June 30, 2011. At June 30, 2012, 21% of the managed medallion loan portfolio represented loans outside New York, compared to 22% at December 31, 2011 and 23% at June 30, 2011. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 13%, 12%, and 14% of the net investment portfolio as of June 30, 2012, December 31, 2011, and June 30, 2011, and were 13%, 13%, and 15% on a managed basis. Commercial loans increased by $121,000 or less than 1% during 2012 (decreased $1,017,000 or 1% on a managed basis), primarily reflecting increases in the secured mezzanine portfolio. Net commercial loans serviced by third parties were $13,984,000 at June 30, 2012, $14,298,000 at December 31, 2011, and $13,079,000 at June 30, 2011.

The weighted average yield of the commercial loan portfolio at June 30, 2012 was 12.11%, a decrease of 14 basis points from 12.25% at December 31, 2011, and a decrease of 73 basis points from 12.84% at June 30, 2011. The weighted average yield of the managed commercial loan portfolio at June 30, 2012 was 8.42%, an increase of 1 basis points from 8.41% at December 31, 2011, and a decrease of 62 basis points from 9.04% at June 30, 2011. The fluctuations primarily reflect changes in the portfolio mix and changes in the rates earned. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At June 30, 2012, variable-rate loans represented approximately 11% of the commercial portfolio, compared to 14% and 11% at December 31, 2011 and June 30, 2011, and were 55%, 57%, and 52% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 23%, 20%, and 20% of the managed net investment portfolio as of June 30, 2012, December 31, 2011, and June 30, 2011. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 17.39% at June 30, 2012, compared to 17.73% and 17.82% at December 31, 2011 and June 30, 2011. Adjustable rate loans represented 80% of the managed consumer portfolio at June 30, 2012, December 31, 2011, and June 30, 2011.

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

The following table shows the trend in loans 90 days or more past due.

	June 30, 2012		March 31, 2012		December 31, 2011		June 30, 2011
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$580	0.2%	$47	0.0%	$35	0.0%	$523	0.1%

Commercial loans
Secured mezzanine	8,845	2.5	12,457	3.5	14,930	4.0	8,896	2.3
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0
Other secured commercial	—	0.0	—	0.0	390	0.1	969	0.2

Total commercial loans	8,845	2.5	12,457	3.5	15,320	4.1	9,865	2.6

Total loans 90 days or more past due	$9,425	2.7%	$12,504	3.5%	$15,355	4.1%	$10,388	2.7%

Total Medallion Bank loans	$887	0.1%	$1,254	0.2%	$1,265	0.2%	$1,083	0.2%

Total managed loans 90 days or more past due	$10,312	1.1%	$13,758	1.5%	$16,620	1.8%	$11,471	1.2%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion Loan delinquencies remained low, with the majority of balance due to the result of a voluntary sale which occurred after quarter end. Secured mezzanine delinquencies improved reflecting collection and restructuring efforts. Medallion Bank experienced continued improvement in the delinquency of its consumer loan portfolios. In addition to the delinquencies in the loan portfolio as described above, receivable from bonuses related to certain investments of $6,468,000 million was delinquent at June 30, 2012. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2012 and 2011 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	—	(14,533)	943	26,974	13,384
Net change in unrealized
Appreciation on investments	—	—	(92)	1,997	1,905
Depreciation on investments	—	(27)	(28)	(18)	(73)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	2	—	2

Balance June 30, 2012	$—	($14,560)	$825	$28,953	$15,218

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	—	(11,750)	517	21,109	9,876
Net change in unrealized
Appreciation on investments	—	—	300	1,109	1,409
Depreciation on investments	—	(1,567)	469	—	(1,098)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2011	$—	($13,317)	$1,286	$22,218	$10,187

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Total loans
Medallion loans	$277,756	$291,025	$307,167	$312,139
Commercial loans	54,280	56,111	54,159	65,851

Total loans	332,036	347,136	361,326	377,990
Investment in Medallion Bank and other controlled subsidiaries	89,035	88,207	85,932	82,772
Equity investments (1)	5,400	5,524	4,577	4,663
Investment securities	—	—	—	—

Net investments	$426,471	$440,867	$451,835	$465,425

Net investments at Medallion Bank and other controlled subsidiaries	$635,041	$598,001	$588,220	$568,116
Managed net investments	$976,360	$953,297	$956,626	$955,696

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—	$—
Commercial loans	(14,560)	(14,533)	(14,298)	(13,317)

Total loans	(14,560)	(14,533)	(14,298)	(13,317)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—	—
Equity investments	825	943	1,105	1,286
Investment securities	—	—	—	—

Total unrealized depreciation on investments (2)	($13,735)	($13,590)	($13,193)	($12,031)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,869)	($13,711)	($13,862)	($14,039)
Managed total unrealized depreciation on investments (2)	($27,604)	($27,301)	($27,055)	($26,070)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%	—%
Commercial loans	(21.14)	(20.54)	(20.86)	(16.79)
Total loans	(4.20)	(4.02)	(3.81)	(3.41)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	18.03	20.59	31.82	38.07
Investment securities	—	—	—	—
Net investments	(3.12)	(2.99)	(2.84)	(2.52)

Net investments at Medallion Bank and other controlled subsidiaries	(2.16%)	(2.26%)	(2.33%)	(2.44%)
Managed net investments	(2.77%)	(2.80%)	(2.77%)	(2.67%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $0, $0, $0, and $1,019 for unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary, at June 30, 2012, March 31, 2012, December 31, 2011, and June 30, 2011.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$—	$—	$—
Commercial loans	5	13	(412)	19

Total loans	5	13	(412)	19
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	318	562	677	565
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments	323	575	265	584

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(760)	(990)	(2,349)	(2,860)

Total managed realized gains (losses) on loans and equity investments	($437)	($415)	($2,084)	($2,276)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%	—%	—%
Commercial loans	0.03	0.06	(1.19)	0.04
Total loans	0.01	0.01	(0.23)	0.01
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	27.99	57.93	33.19	27.20
Investment securities	—	—	—	—
Net investments	0.29	0.48	0.12	0.24

Net investments at Medallion Bank and other controlled subsidiaries	(0.49)	(0.69)	(0.77)	(1.02)
Managed net investments	(0.18%)	(0.17%)	(0.43%)	(0.47%)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net change in unrealized appreciation on investments
Unrealized appreciation	($92)	$300	($306)	$610
Unrealized depreciation	(55)	(1,098)	(662)	(1,624)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	1,967	2,051	3,867	3,696
Realized gains	—	—	—	—
Realized losses	2	—	426	—
Unrealized gains on foreclosed properties and other assets	1,979	1,109	4,389	1,109

Total	$3,801	$2,362	$7,714	$3,791

Net realized gains on investments
Realized gains	$—	$—	$—	$—
Realized losses	(2)	—	(426)	—
Other gains	—	562	359	562
Direct recoveries	325	13	332	22
Realized gains on foreclosed properties and other assets	—	—	—	—

Total	$323	$575	$265	$584

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries represented 21%, 19%, and 18% of our total portfolio at June 30, 2012, December 31, 2011, and June 30, 2011. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We have held discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to us of $2,500,000 and $4,500,000 in the 2012 second quarter and six months, and $1,000,000 and $2,000,000 in the comparable 2011 periods. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1%, of our total portfolio at June 30, 2012, December 31, 2011, and June 30, 2011. Equity investments were 1% of our total managed portfolio at June 30, 2012, December 31, 2011, and June 30, 2011. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at June 30, 2012, December 31, 2011, and June 30, 2011. Investment securities were 2%, 3%, and 2% of our total managed portfolio at June 30, 2012, December 31, 2011, and June 30, 2011. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2012 and 2011. Our average balances declined and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, particularly as Medallion Bank deposits matured and were repriced.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2012
Revolving lines of credits	$784	$161,072	1.96%	$1,556	$168,010	1.86%
SBA debentures	818	58,435	5.63	1,871	62,144	6.06
Notes payable to banks	672	68,466	3.95	1,459	70,798	4.14
Preferred securities	634	33,000	7.73	1,269	33,000	7.73

Total	$2,908	$320,973	3.64	$6,155	$333,952	3.71

Medallion Bank borrowings	$1,223	$524,663	0.94	$2,414	$516,020	0.94

Total managed borrowings	$4,131	$845,636	1.97	$8,569	$849,972	2.03

June 30, 2011
Revolving lines of credits	$736	$180,006	1.64%	$1,528	$176,328	1.75%
SBA debentures	1,178	80,250	5.89	2,296	80,250	5.77
Notes payable to banks	795	69,681	4.58	1,752	77,517	4.56
Preferred securities	634	33,000	7.71	1,269	33,000	7.76

Total	$3,343	$362,937	3.69	$6,845	$367,095	3.76

Medallion Bank borrowings	$1,747	$492,518	1.42	$3,553	$482,564	1.49

Total managed borrowings	$5,090	$855,455	2.39	$10,398	$849,659	2.47

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2012 and 2011, short-term adjustable rate debt constituted 65% and 67% of total debt, and was 23% and 29% on a fully managed basis including the borrowings of Medallion Bank.

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

Unlike certain lending institutions, we are not permitted to establish reserves for loan losses, but adjust quarterly the valuation of the investment portfolio to reflect our estimate of the current value of the total investment portfolio. Since no ready market exists for our investments, fair value is subject to our Board of Directors’ good faith determination. In determining such fair value, our Board of Directors considers factors such as the financial condition of our borrowers and the adequacy of their collateral. Any change in the fair value of portfolio loans or other investments as determined by our Board of Directors is reflected in net unrealized depreciation or appreciation on investments and affects net increase in net assets resulting from operations, but has no impact on net investment income or distributable income.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Statement of operations
Investment income	$8,064	$8,413	$15,927	$18,010
Interest expense	2,908	3,343	6,155	6,845

Net interest income	5,156	5,070	9,772	11,165
Noninterest income	342	326	677	735
Operating expenses	3,705	3,917	7,046	7,580

Net investment income before income taxes	1,793	1,479	3,403	4,320
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,793	1,479	3,403	4,320
Net realized gains (losses) on investments	323	575	265	584
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	1,967	2,051	3,867	3,696
Net change in unrealized appreciation (depreciation) on investments (1)	1,834	311	3,847	95

Net increase in net assets resulting from operations	$5,917	$4,416	$11,382	$8,695

Per share data
Net investment income	$0.09	$0.08	$0.18	$0.25
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.02	0.03	0.02	0.03
Net change in unrealized appreciation on investments (1)	0.19	0.14	0.41	0.21

Net increase in net assets resulting from operations	$0.30	$0.25	$0.61	$0.49

Dividends declared per share	$0.21	$0.18	$0.42	$0.35

Weighted average common shares outstanding
Basic	19,353,031	17,404,288	18,505,127	17,402,272
Diluted	19,570,383	17,609,550	18,753,671	17,578,804

	June 30, 2012	December 31, 2011
Balance sheet data
Net investments	$426,471	$451,835
Total assets	512,213	537,031
Total funds borrowed	294,578	357,779
Total liabilities	300,538	365,527
Total shareholders’ equity	211,675	171,504

Managed balance sheet data (2)
Net investments	$976,360	$956,626
Total assets	1,090,513	1,080,239
Total funds borrowed	844,060	872,108
Total liabilities	878,838	908,735

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	1.39%	1.10%	1.30%	1.61%
Net increase in net assets resulting from operations	4.59	3.30	4.36	3.24
Return on average equity (ROE) (4)
Net investment income after taxes	3.75	3.59	3.72	5.29
Net increase in net assets resulting from operations	12.38	10.72	12.45	10.64

Weighted average yield	7.46%	7.19%	7.29%	7.66%
Weighted average cost of funds	2.69	2.86	2.82	2.91

Net interest margin (5)	4.77	4.33	4.47	4.75

Noninterest income ratio (6)	0.32%	0.28%	0.31%	0.31%
Total expense ratio (7)	6.12	6.21	6.04	6.14
Operating expense ratio (8)	3.43	3.35	3.22	3.22

	June 30, 2012	December 31, 2011
As a percentage of net investment portfolio
Medallion loans	65%	68%
Commercial loans	13	12
Investment in Medallion Bank and other controlled subsidiaries	21	19
Equity investments	1	1
Investment securities	—	—

Investments to assets (9)	83%	84%
Equity to assets (10)	41	32
Debt to equity (11)	139	209

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $88 and $294 in the three and six months ended June 30, 2012, and $77 and $1,127 for the comparable 2011 periods, and also included $2,500 and $4,500 of dividends from Medallion Bank for the three and six months ended June 30, 2012, and $1,000 and $2,000 for the comparable 2011 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.32% and 6.18% for the three and six months ended June 30, 2012, and was 6.40% and 6.53% for the comparable 2011 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2012 Second Quarter and Six Months compared to the 2011 Periods

                Net increase in net assets resulting from operations was $5,917,000 or $0.30 per diluted common share and $11,382,000 or $0.61 in the 2012 second quarter and six months, up $1,501,000 or 34% and $2,687,000 or 31% from $4,416,000 or $0.25 per share and $8,695,000 or $0.49 in the 2011 second quarter and six months, primarily reflecting higher net realized/unrealized gains, and also by lower operating expenses and higher net interest and noninterest income in the quarter; and in the six months, also reflected lower net interest and noninterest income. Net investment income after income taxes was $1,793,000 or $0.09 per share and $3,403,000 or $0.18 in the 2012 quarter and six months, up $314,000 or 21%, and down $917,000 or 21% from $1,479,000 or $0.08 per share and $4,320,000 or $0.25 in the 2011 quarter and six months.

Investment income was $8,064,000 and $15,927,000 in the 2012 second quarter and six months, down $349,000 or 4% and $2,083,000 or 12% from $8,413,000 and $18,010,000 in the year ago periods, and included $88,000 and $294,000 from interest recoveries and bonuses on certain investments in the 2012 quarter and six months, compared to $77,000 and $1,127,000 in the 2011 periods. Also included in the 2012 quarter and six months was $2,500,000 and $4,500,000 in dividends from Medallion Bank, compared to $1,000,000 and $2,000,000 in the comparable 2011 periods. Excluding those items, investment income decreased $1,860,000 or 25% in the quarter and $3,751,000 or 25% in the six months, primarily reflecting the repricing of the portfolios to lower current market interest rates, and the sourcing of a greater proportion of our business to Medallion Bank. The yield on the investment portfolio was 7.46% in the 2012 quarter, up 4% from 7.19% in 2011, and was 7.29% in the 2012 six months, down 5% from 7.66% in the 2011 six months. Excluding the extra interest and dividends, the 2012 second quarter and six month yields were down 19% and 20% to 5.07% and 5.09%, from 6.27% and 6.33% in the 2011 quarter and six months, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were down 7% to $434,728,000 in the 2012 quarter and $439,545,000 in the six months, from

$469,144,000 and $474,118,000 in the year ago periods, primarily reflecting portfolio growth, more than offset by loan participations sold and loan payments received.

Medallion loans were $277,756,000 at quarter end, down $34,383,000 or 11% from $312,139,000 a year ago, representing 65% of the investment portfolio compared to 67% a year ago, and were yielding 4.89% compared to 5.68% a year ago, a decrease of 14%, reflecting the repricing of the portfolio to lower current market interest rates. The decrease in outstandings primarily reflected the sourcing of more business to Medallion Bank, sold participations, and repayments; and was concentrated in the New York portfolio. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $673,455,000 at quarter end, up $6,608,000 or 1% from $666,847,000 a year ago, reflecting the above, and growth in the New York portfolio, partially offset by reductions in the other markets. The commercial loan portfolio was $54,280,000 at quarter end, compared to $65,851,000 a year ago, a decrease of $11,571,000 or 18%, and represented 13% of the investment portfolio compared to 14% a year ago. The decrease primarily reflected repayments and reserve increases in the high-yield mezzanine loan portfolio. Commercial loans yielded 12.11% at quarter end, down 6% from 12.84% a year ago, reflecting the change in portfolio mix and lower yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $114,669,000 at quarter end, down $11,401,000 or 9% from $126,070,000 a year ago, primarily reflecting the changes described above. Investments in Medallion Bank and other controlled subsidiaries were $89,035,000 at quarter end, up $6,263,000 or 8% from $82,772,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank, and which represented 21% of the investment portfolio, compared to 18% a year ago, and which yielded 8.99% at quarter end, compared to 4.83% a year ago, reflecting the increased dividends from the Bank over the last several quarters. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $5,400,000 at quarter end, up $737,000 or 16% from $4,663,000 a year ago, primarily reflecting increased equity purchases and portfolio depreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 1.64%, compared to 2.01% a year ago. Investment securities were zero at both quarter ends. See page 29 for a table that shows balances and yields by type of investment.

Interest expense was $2,908,000 and $6,155,000 in the 2012 quarter and six months, down $435,000 or 13% and $690,000 or 10% from $3,343,000 and $6,845,000 in the 2011 periods. The decrease in interest expense was primarily due to decreased borrowing levels. The cost of borrowed funds was 3.64% and 3.71% in the 2012 quarter and six months, compared to 3.69% and 3.76% in the year ago periods, decreases of 1%, reflecting the stabilization of interest rates, the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was down 12% to $320,973,000 for the 2012 quarter, and was down 9% to $333,952,000 in the six months, compared to $362,936,000 and $367,095,000 in the year ago periods, primarily reflecting decreased borrowings as much of our portfolio growth has been in Medallion Bank. See page 36 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $5,156,000 and $9,772,000 and the net interest margin was 4.77% and 4.47% for the 2012 second quarter and six months, up $86,000 or 2% and down $1,393,000 or 12% from $5,070,000 and $11,165,000 a year ago, which represented net interest margins of was 4.33% and 4.75%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $342,000 and $677,000 in the 2012 second quarter and six months, up $16,000 or 5% and down $58,000 or 8% from $326,000 and $735,000 a year ago, primarily reflecting higher servicing and other fees generated from the portfolio base at Medallion Bank and higher late charges, partially offset by lower prepayment fees; and in the six months by lower servicing and other fees.

Operating expenses were $3,705,000 and $7,046,000 in the 2012 second quarter and six months, down $212,000 or 5% and $534,000 or 7% from $3,917,000 and $7,580,000 in the 2011 periods. Salaries and benefits expense was $2,287,000 and $4,337,000 in the second quarter and six months, up $535,000 or 31% and $378,000 or 10% from $1,752,000 and $3,959,000 in 2011, primarily reflecting higher bonus accruals, higher stock-based compensation expense, lower salary deferrals related to loan origination activities, and higher salaries and health insurance costs; and in the six months, by lower salary deferrals related to loan originations and higher stock-based compensation expense, partially offset by lower salaries expense. Professional fees were $437,000 and $749,000 in the quarter and six months, up $244,000 and $226,000 or 43% from $193,000 and $523,000 a year ago, primarily reflecting higher legal fees; and in the six months also by lower other professional expenses related to various investment opportunities. Occupancy expense was $209,000 and $421,000 in the quarter and six months, down $16,000 or 7% and $31,000 or 7% from $225,000 and $452,000 in the 2011 periods, primarily reflecting higher rent allocated to unconsolidated portfolio companies. Other operating expenses of $772,000 and $1,539,000 in 2012 were down $975,000 or 56% and $1,107,000 or 42% from $1,747,000 and $2,646,000 a year ago, primarily reflecting $942,000 of costs accrued in 2011 related to a proposed investment opportunity that may have been recoverable in the future, and by lower investment management expenses; and in the six months, also by lower directors fees.

Income tax expense was $0 in the 2012 and 2011 second quarters and six months.

Net change in unrealized appreciation on investments was $3,801,000 and $7,714,000 in the 2012 second quarter and six months, compared to $2,362,000 and $3,791,000 in the 2011 second quarter and six months, an increase in appreciation of $1,439,000 or 61% in the quarter and $3,923,000 in the six months. Net change in unrealized appreciation (depreciation), net of the net change in unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries, was appreciation of $1,834,000 and $3,847,000 in the 2012 quarter and six months, compared to $311,000 and $95,000 in the 2011 periods, resulting in increased appreciation of $1,523,000 and $3,752,000 in the 2012 quarter and six months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2012 activity resulted from net appreciation on foreclosed property of $1,979,000 ($4,389,000 in the six months), net appreciation on Medallion Bank and other controlled subsidiaries of $1,967,000 ($3,867,000 in the six months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $0 ($424,000 in the six months), and reversals of unrealized depreciation associated with equity investments which were sold of $2,000 ($2,000 in the six months) partially offset by net unrealized depreciation on equity investments of $120,000 ($282,000 in the six months) and net unrealized depreciation on loans of $27,000 ($686,000 in the six months). The 2011 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $2,051,000 ($3,696,000 in the six months), net appreciation on foreclosed property of $1,109,000 ($1,109,000 in the six months), and net unrealized appreciation on equity investments of $769,000 ($1,079,000 in the six months), partially offset by net unrealized depreciation on loans of $1,567,000 ($2,093,000 in the six months). The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $2,500,000 and $4,500,000 in the 2012 second quarter and six months, and were $1,000,000 and $2,000,000 in the comparable 2011 periods.

Our net realized gains on investments were $323,000 and $265,000 in the 2012 quarter and six months, compared to $575,000 and $584,000 in the 2011 quarter and six months, a decrease in realized gains of $252,000 or 44% in the quarter and $319,000 or 55% in the six months. The 2012 activity reflected net direct recoveries of $325,000 ($332,000 in the six months) and gains on the sale of equity investments of $0 ($359,000 in the six months), partially offset by the reversals described in the unrealized paragraph above. The 2011 activity reflected gains on the sale of equity investments of $562,000 ($562,000 in the six months) and net direct recoveries of $13,000 ($22,000 in the six months).

Our net realized/unrealized gains on investments were $4,124,000 and $7,979,000 in the 2012 quarter and six months, compared to $2,937,000 and $4,375,000 in the 2011 periods, an increase of $1,187,000 and $3,604,000 in net gains in the 2012 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $58,435,000 with a weighted average interest rate of 5.30%, constituting 20% of our total indebtedness as of June 30, 2012. Also, as of June 30, 2012, portions of the adjustable rate debt with banks repriced at intervals of as long as 6 months, and certain of the certificates of deposit were for terms of up to 46 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at June 30, 2012, compared to the respective positions at the end of 2011 and 2010. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2012 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$7,123	$—	$—	$—	$—	$—	$—	$7,123
Adjustable rate	12,436	—	331	555	—	—	—	13,322
Fixed-rate	31,776	71,829	114,242	67,158	36,862	3,199	777	325,843
Cash	26,175	—	—	—	—	—	—	26,175

Total earning assets	$77,510	$71,829	$114,573	$67,713	$36,862	$3,199	$777	$372,463

Interest bearing liabilities
Revolving lines of credit	$142,574	$—	$—	$—	$—	$—	$—	$142,574
Notes payable to banks	27,334	2,440	26,880	3,915	—	—	—	60,569
SBA debentures	16,300	9,150	10,000	4,000	—	—	18,985	58,435
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$219,208	$11,590	$36,880	$7,915	$—	$—	$18,985	$294,578

Interest rate gap	($141,698)	$60,239	$77,693	$59,798	$36,862	$3,199	($18,208)	$77,885

Cumulative interest rate gap (2)	($141,698)	($81,459)	($3,766)	$56,032	$92,894	$96,093	$77,885	—

December 31, 2011 (2)	($163,313)	($124,585)	($29,456)	$30,710	$63,680	$70,283	$46,894	—
December 31, 2010 (2)	($121,343)	($85,323)	$33,820	$39,954	$62,579	$62,709	$48,006	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (38%), (40%), and (28%), as of June 30, 2012, and December 31, 2011, and 2010, and was (32%), (26%), and (29%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($42,891) or (12%) for June 30, 2012, compared to ($57,386) or (14%) and ($30,928) or (7%) for December 31, 2011 and 2010, and was ($113,856) or (11%), ($60,584) or (6%), and ($114,994) or (12%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $372,463,000 and interest rate sensitive liabilities were $294,578,000 at June 30, 2012. The one-year cumulative interest rate gap was a negative $141,698,000 or 38% of interest rate sensitive assets, compared to a negative $163,313,000 or 40% at December 31, 2011 and $121,343,000 or 28% at December 31, 2010. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $42,891,000 or 12% at June 30, 2012. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,033,532,000 and interest rate sensitive liabilities were $844,060,000 at June 30, 2012. The one year cumulative interest rate gap was a negative $329,175,000 or 32% of interest rate sensitive assets, compared to a negative $272,395,000 or 26% and $289,178,000 or 29% at December 31, 2011 and 2010. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $113,856,000 or 11% at June 30, 2012.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, we entered into contracts to purchase interest rate caps on $582,000,000 of notional value of principal from various multinational banks, of which $140,000,000 are active with termination dates ranging to June 2015. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $449,000 were generally fully expensed when paid, including $42,000 for the three and six months ended June 30, 2012, and $11,000 and $88,000 for the comparable 2011 periods, and all are carried at $0 on the balance sheet at June 30, 2012.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to purchase debentures from the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $57,426,000 of availability. Lastly, $73,900,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $5,000,000.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $105,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $20,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at June 30, 2012. See Note 4 to the consolidated financial statements on page 17 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$142,574	48%	1.32%
Notes payable to banks	60,569	21	3.84
SBA debentures	58,435	20	5.30
Preferred securities	33,000	11	7.68

Total outstanding debt	$294,578	100%	3.34

Deposits and federal funds purchased at Medallion Bank	549,482	—	0.72%

Total outstanding debt, including Medallion Bank	$844,060	—	1.64

(1)	Weighted average contractual rate as of June 30, 2012.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at June 30, 2012.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$142,574	$—	$—	$—	$—	$142,574
Notes payable to banks	26,281	4,718	25,655	3,915	—	—	60,569
SBA debentures	16,300	9,150	10,000	4,000	—	18,985	58,435
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$42,581	$156,442	$35,655	$7,915	$—	$51,985	$294,578

Deposits and federal funds purchased at Medallion Bank	327,358	164,331	48,793	9,000	—	—	549,482

Total, including Medallion Bank	$369,939	$320,773	$84,448	$16,915	$—	$51,985	$844,060

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments, although changes in the restrictions described previously, including the scheduled expiration in July 2013 of the current moratorium on the acquisition of control of an industrial bank such as Medallion Bank by a “commercial firm,” and other applicable factors could change these conclusions in the future.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of June 30, 2012 by approximately $1,312,000 on an annualized basis, compared to a positive impact of $1,477,000 at December 31, 2011, and the impact of such an immediate increase of 1% over a one year period would have been ($1,702,000) at June 30, 2012, compared to ($1,665,000) at December 31, 2011. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2012. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2011
Cash	$4,413	$4,606	$7,028	$2,424	$7,704	$—	$26,175	$29,352
Bank loans	53,121	81,348	—	—	—	—	134,469	$147,228
Amounts undisbursed	20,900	53,000	—	—	—	—	73,900	72,700
Amounts outstanding	32,221	28,348	—	—	—	—	60,569	74,528
Average interest rate	3.65%	4.07%	—	—	—	—	3.84%	3.77%
Maturity	7/12-1/16	7/12-1/15	—	—	—	—	7/12-1/16	3/12-2/17
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	7.68%	—	—	—	—	—	7.68%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	200,000	—	—	—	—	200,000	$200,000
Amounts undisbursed	—	57,426	—	—	—	—	57,426	19,434
Amounts outstanding	—	142,574	—	—	—	—	142,574	180,566
Average interest rate	—	1.32%	—	—	—	—	1.32%	1.45%
Maturity	—	12/13	—	—	—	—	12/13	12/13
SBA debentures	—	—	29,000	—	34,435	—	63,435	$74,685
Amounts undisbursed	—	—	5,000	—	—	—	5,000	5,000
Amounts outstanding	—	—	24,000	—	34,435	—	58,435	69,685
Average interest rate	—	—	5.25%	—	5.33%	—	5.30%	5.44%
Maturity	—	—	3/14-3/21	—	3/13-3/21	—	3/13-3/21	9/12-3/21

Total cash and amounts remaining undisbursed under credit facilities	$25,313	$115,032	$12,028	$2,424	$7,704	$—	$162,501	$126,486

Total debt outstanding	$65,221	$170,922	$24,000	$—	$34,435	$—	$294,578	$357,779

Including Medallion Bank
Cash	—	—	—	—	—	$18,890	$18,890	$28,626
Certificates of deposit	—	—	—	—	—	549,482	549,482	514,329
Average interest rate	—	—	—	—	—	0.72%	0.72%	0.73%
Maturity	—	—	—	—	—	7/12-5/16	7/12-5/16	1/12-12/14

Total cash and amounts remaining undisbursed under credit facilities	$25,313	$115,032	$12,028	$2,424	$7,704	$18,890	$181,391	$155,112

Total debt outstanding	$65,221	$170,922	$24,000	$—	$34,435	$549,482	$844,060	$872,108

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $57,426,000 under our revolving credit agreement with DZ Bank as of June 30, 2012. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 revises ASC Topic 350 (Intangibles-Goodwill and Other) by allowing an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Prior to the update, an entity was required to assess indefinite-lived intangible assets for impairment by comparing the fair value of an asset to its carrying amount. The update is effective for fiscal years beginning after September 15, 2012. The Company does not believe the adoption of the standard will have an impact on its financial condition or results of operation.

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

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of August 3, 2012, there were approximately 243 holders of record of the Company’s common stock.

On August 3, 2012, the last reported sale price of our common stock was $11.26 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2012	DIVIDENDS DECLARED	HIGH	LOW
Second Quarter	$0.21	$11.89	$10.00
First Quarter	0.21	11.45	10.65

2011
Fourth Quarter	$0.20	$12.03	$8.91
Third Quarter	0.19	10.13	9.01
Second Quarter	0.18	9.89	8.70
First Quarter	0.17	8.79	7.82

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through June 30, 2012	—	—	—	6,028,027

Total	1,580,615	8.84	1,580,615	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April, 2012, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2012 and are to conclude 180 days after the commencement of the purchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2012. In addition, based on our evaluation as of June 30, 2012, there have been no changes that occurred during the 2012 six months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent market conditions have materially and adversely affected the debt and equity capital markets in the US, which could have a negative impact on our business and operations. The US capital markets have experienced extreme volatility and disruption for more than 3 years as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market, and the failure of major financial institutions. These events have contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe that the US economy is emerging from a prolonged recession, and forecasts for the remainder of 2012 and 2013 generally call for a very slow recovery from the economic recession. As a result, we believe these conditions may continue for a prolonged period of time and possibly worsen in the future. A prolonged period of market illiquidity would continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

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

As of June 30, 2012, we had $294,578,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.34% at June 30, 2012, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $549,482,000 of outstanding indebtedness at a weighted average borrowing cost of 0.72%.

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

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute a non-qualifying asset. As of June 30, 2012, up to 28% of our total assets were invested in non-qualifying assets.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of June 30, 2012, our largest investment subject to this test was our investment in Medallion Bank, representing 19% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of June 30, 2012, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $13,735,000 or 3.12% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of June 30, 2012 by approximately $1,312,000 on an annualized basis, compared to a positive impact of approximately $1,477,000 at December 31, 2011, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($1,702,000) at June 30, 2012, compared to approximately ($1,665,000) at December 31, 2011. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $160,000 to $1,000,000 for corporate medallions and $704,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2010, the value of New York City taxicab medallions increased by approximately 13% for individual medallions and 18% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of June 30, 2012, investments in New York City taxi medallion loans represented approximately 79% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of June 30, 2012 and December 31, 2011. Filed herewith.

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

Date: August 6, 2012

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.