Form 10-Q
period 2012-09-30
MEDALLION FINANCIAL CORP
filed 2012-11-07
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 6, 2012 was 21,463,227.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 7% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 13%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,176,796,000 as of September 30, 2012, and $1,141,806,000 and $1,113,595,000 as of December 31, 2011 and September 30, 2011, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared dividends in excess of $180,725,000 or $11.23 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance up to three times Tier 1 capital, or $343,827,000 at September 30, 2012. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2012.

Our consolidated balance sheet as of September 30, 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and nine months ended September 30, 2012 and 2011 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2012 and 2011, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest income on investments	$4,754	$6,643	$15,440	$21,908
Dividends and interest income on short-term investments(1)	2,021	1,034	6,558	3,089
Medallion lease income	372	352	1,076	1,043

Total investment income	7,147	8,029	23,074	26,040

Total interest expense(2)	2,565	3,431	8,720	10,276

Net interest income	4,582	4,598	14,354	15,764

Total noninterest income	265	218	941	953

Salaries and benefits	2,240	2,101	6,577	6,060
Professional fees	341	220	1,090	743
Occupancy expense	211	235	631	688
Other operating expenses	718	884	2,257	3,529

Total operating expenses	3,510	3,440	10,555	11,020

Net investment income before income taxes(1) (3)	1,337	1,376	4,740	5,697
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,337	1,376	4,740	5,697

Net realized gains (losses) on investments	(2,620)	686	(2,355)	1,270

Net change in unrealized appreciation (depreciation) on investments	4,779	(74)	8,626	20
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	3,115	2,847	6,982	6,544

Net unrealized appreciation on investments	7,894	2,773	15,608	6,564

Net realized/unrealized gains on investments	5,274	3,459	13,253	7,834

Net increase in net assets resulting from operations	$6,611	$4,835	$17,993	$13,531

Net increase in net assets resulting from operations per common share
Basic	$0.31	$0.28	$0.93	$0.78
Diluted	0.31	0.27	0.91	0.77

Dividends declared per share	$0.21	$0.19	$0.63	$0.54

Weighted average common shares outstanding
Basic	21,284,143	17,403,007	19,438,227	17,402,520
Diluted	21,554,715	17,643,075	19,694,114	17,600,230

(1)	Includes $2,000 and $6,500 of dividend income for the three and nine months ended September 30, 2012 from Medallion Bank, and $1,000 and $3,000 for the comparable 2011 periods.
(2)	Average borrowings outstanding were $293,668 and $320,426, and the related average borrowing costs were 3.47% and 3.64% for the 2012 third quarter and nine months, and were $354,137, $362,728, 3.84%, and 3.79% for the comparable 2011 periods.
(3)	Includes $177 and $544 of net revenues received from Medallion Bank for the three and nine months ended September 30, 2012, and $221 and $734 for the comparable 2011 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED
(Dollars in thousands, except per share data)	September 30, 2012	December 31, 2011
Assets
Medallion loans, at fair value	$281,886	$307,167
Commercial loans, at fair value (1)	56,765	54,159
Investment in Medallion Bank and other controlled subsidiaries, at fair value	95,167	85,932
Equity investments, at fair value	5,202	4,577
Investment securities, at fair value	—	—

Net investments ($231,758 at September 30, 2012 and $252,660 at December 31, 2011 pledged as collateral under borrowing arrangements)	439,020	451,835

Cash and cash equivalents ($0 at September 30, 2012 and December 31, 2011 restricted as to use by lender)	14,813	29,352
Accrued interest receivable	961	1,120
Fixed assets, net	659	466
Goodwill, net	5,069	5,069
Other assets, net	54,200	49,189

Total assets	$514,722	$537,031

Liabilities
Accounts payable and accrued expenses	$5,086	$6,040
Accrued interest payable	573	1,708
Funds borrowed	295,296	357,779

Total liabilities	300,955	365,527

Commitments and contingencies	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 23,064,385 shares at September 30, 2012 and 19,320,303 shares December 31, 2011 issued)	229	192
Treasury stock at cost (1,600,733 shares at September 30, 2012 and December 31, 2011)	(14,304)	(14,304)
Capital in excess of par value	217,078	180,982
Accumulated undistributed net investment loss	(9,233)	(6,737)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	19,997	11,371

Total shareholders’ equity (net assets)	213,767	171,504

Total liabilities and shareholders’ equity	$514,722	$537,031

Number of common shares outstanding	21,463,652	17,719,570
Net asset value per share	$9.96	$9.68

(1)	Includes a $3,097 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Net investment income after income taxes	$1,337	$1,376	$4,740	$5,697
Net realized gains (losses) on investments	(2,620)	686	(2,355)	1,270
Net unrealized appreciation on investments	7,894	2,773	15,608	6,564

Net increase in net assets resulting from operations	6,611	4,835	17,993	13,531

Investment income, net	—	(830)	(6,011)	(6,596)
Return of capital	(4,505)	(2,316)	(5,852)	(2,316)
Realized gain from investment transactions, net	—	—	—	—

Dividends and distributions to shareholders (1)	(4,505)	(3,146)	(11,863)	(8,912)

Issuance of common stock (2)	(304)	—	34,657	—
Stock – based compensation expense	218	56	612	172
Exercise of stock options	71	—	864	34
Treasury stock acquired	—	(78)	—	(78)

Capital share transactions	(15)	(22)	36,133	128
Other	1	—	—	—

Total increase in net assets	2,092	1,667	42,263	4,747
Net assets at the beginning of the period	211,675	165,845	171,504	162,765

Net assets at the end of the period(3)	$213,767	$167,512	$213,767	$167,512

Capital share activity
Common stock issued, beginning of period	23,053,486	19,068,034	19,320,303	18,992,319
Issuance of common stock (2)	—	—	3,500,000	—
Exercise of stock options	11,176	—	151,419	7,000
Issuance (forfeiture) of restricted stock, net	(277)	(97)	92,663	68,618

Common stock issued, end of period	23,064,385	19,067,937	23,064,385	19,067,937

Treasury stock, beginning of period	(1, 600,733)	(1,592,086)	(1,600,733)	(1,592,086)
Treasury stock acquired	—	(8,647)	—	(8,647)

Treasury stock, end of period	(1,600,733)	(1,600,733)	(1,600,733)	(1,600,733)

Common stock outstanding	21,463,652	17,467,204	21,463,652	17,467,204

(1)	Dividends declared were $0.21 and $0.63 per share for the 2012 third quarter and nine months, and were $0.19 and $0.54 for the comparable 2011 periods.
(2)	On May 21, 2012 the Company sold 3,500,000 shares at an offering price of $10.72 per share, resulting in net proceeds after closing costs, underwriting commissions, etc. of $34,657 as of September 30, 2012.
(3)	Includes $0 of undistributed net investment income and $0 of undistributed net realized gains on investments at September 30, 2012 and 2011.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$17,993	$13,531
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	936	994
Amortization (accretion) of origination fees	127	(18)
Increase in net unrealized appreciation on investments	(8,626)	(20)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(6,982)	(6,544)
Net realized (gains) losses on investments	2,355	(1,270)
Stock-based compensation expense	612	172
Decrease in accrued interest receivable	159	330
Increase (decrease) in other assets, net	916	(614)
Increase (decrease) in accounts payable and accrued expenses	(954)	1,090
Decrease in accrued interest payable	(1,134)	(1,138)

Net cash provided by operating activities	5,402	6,513

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(144,390)	(131,677)
Proceeds from principal receipts, sales, and maturities of investments	165,842	166,559
Investments in Medallion Bank and other controlled subsidiaries, net	(2,253)	18
Capital expenditures	(315)	(228)

Net cash provided by investing activities	18,884	34,672

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	52,614	117,004
Repayments of funds borrowed	(100,347)	(137,084)
Issuance of SBA debentures	—	7,485
Repayments of SBA debentures	(14,750)	(18,050)
Proceeds from issuance of common stock, net	34,657	—
Purchase of treasury stock at cost	—	(78)
Proceeds from exercise of stock options	864	34
Payments of declared dividends	(11,863)	(8,912)

Net cash used for financing activities	(38,825)	(39,601)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,539)	1,584
Cash and cash equivalents, beginning of period	29,352	17,303

Cash and cash equivalents, end of period	$14,813	$18,887

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$9,040	$10,538
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $190,334,000 at September 30, 2012, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,161,000 at September 30, 2012, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investment securities under the 1940 Act and are recorded at fair value. As part of the fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, and which are carried in other assets on the consolidated balance sheet, are valued similarly.

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 23% and 20% of the investment portfolio at September 30, 2012 and December 31, 2011, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,793,000 and $2,456,000 at September 30, 2012 and December 31, 2011, and non-marketable securities of $3,409,000 and $2,121,000 in the comparable periods. The $95,167,000 and $85,932,000 related to portfolio investments in controlled subsidiaries at September 30, 2012 and December 31, 2011 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 64% and 68% of the Company’s investment portfolio at September 30, 2012 and December 31, 2011 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 72% and 74% were in New York City at September 30, 2012 and December 31, 2011. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (13% and 12% at September 30, 2012 and December 31, 2011) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, wholesaling, administrative and support services, accommodation and food services, and various other industries. More than 20% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 22%, 1%, and 0% at September 30, 2012 and 19%, 1%, and 0% at December 31, 2011.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 60% and 63% at September 30, 2012 and December 31, 2011 (78% in New York City), commercial loans were 13%, and 24% and 20% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 2% and 3% at September 30, 2012 and December 31, 2011, and equity investments (including investments in controlled subsidiaries) were 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2012 and December 31, 2011, net loan origination costs were $153,000 and $304,000. Net amortization income (expense) for the three months ended September 30, 2012 and 2011 was ($53,000) and ($20,000), and was ($127,000) and $18,000 for the comparable nine month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2012 and December 31, 2011, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2012 and 2011.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2012, December 31, 2011, and September 30, 2011, total nonaccrual loans were $24,969,000, $25,795,000, and $30,552,000, and represented 7%, 7%, and 8% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $15,412,000, $12,311,000, and $13,771,000 as of September 30, 2012, December 31, 2011, and September 30, 2011, of which $1,536,000 and $1,469,000 would have been recognized in the quarters ended September 30, 2012 and 2011, and $3,991,000 and $3,521,000 would have been recognized in the comparable nine months.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $456,939,000 and $432,385,000 at September 30, 2012 and December 31, 2011, and included $402,612,000 and $370,068,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of September 30, 2012 and December 31, 2011. In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $19,997,000, $11,371,000, and $10,113,000 as of September 30, 2012, December 31, 2011, and September 30, 2011. Our investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2012 and 2011 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	—	(14,533)	943	26,974	13,384
Net change in unrealized
Appreciation on investments	—	—	(92)	1,997	1,905
Depreciation on investments	—	(27)	(28)	(18)	(73)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	2	—	2

Balance June 30, 2012	—	(14,560)	825	28,953	15,218
Net change in unrealized
Appreciation on investments	—	—	(191)	2,377	2,186
Depreciation on investments	—	(33)	(7)	(18)	(58)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	2,384	200	67	2,651

Balance September 30, 2012	$—	($12,209)	$827	$31,379	$19,997

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	—	(11,750)	517	21,109	9,876
Net change in unrealized
Appreciation on investments	—	—	300	1,109	1,409
Depreciation on investments	—	(1,567)	469	—	(1,098)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2011	—	(13,317)	1,286	22,218	10,187
Net change in unrealized
Appreciation on investments	—	—	13	2,378	2,391
Depreciation on investments	—	(2,450)	(15)	—	(2,465)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance September 30, 2011	$—	($15,767)	$1,284	$24,596	$10,113

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net change in unrealized appreciation on investments
Unrealized appreciation	($191)	$14	($497)	$624
Unrealized depreciation	(40)	(2,466)	(702)	(4,091)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	3,115	2,847	6,982	6,544
Realized gains	—	—	—	—
Realized losses	2,584	—	3,010	—
Unrealized gains on foreclosed properties and other assets	2,426	2,378	6,815	3,487

Total	$7,894	$2,773	$15,608	$6,564

Net realized gains on investments
Realized gains	$—	$—	$—	$—
Realized losses	(2,584)	—	(3,010)	—
Other gains	136	796	495	1,358
Direct recoveries (chargeoffs)	(98)	(110)	234	(88)
Realized losses on foreclosed properties and other assets	(74)	—	(74)	—

Total	($2,620)	$686	($2,355)	$1,270

The following table provides additional information on attributes of the nonperforming loan portfolio as of September 30, 2012.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment
Medallion	$—	$—	$—
Commercial (2) (3)	$24,969	$32,294	$26,557

(1)	As of September 30, 2012, $12,072 of unrealized depreciation had been recorded as a valuation allowance on these commercial loans.
(2)	Interest income of $3 and $107 was recognized in the three and nine months ended September 30, 2012 on these commercial loans.
(3)	Included in the unpaid principal balance is unearned paid in-kind interest on nonaccrual loans of $7,325, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10.

The following table shows the aging of medallion and commercial loans as of September 30, 2012.

	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$3,370	$16	$216	$3,602	$278,064	$281,666	$216

Commercial loans
Secured mezzanine	—	—	6,361	6,361	45,698	52,059	—
Asset-based receivable	—	—	—	—	9,138	9,138	—
Other secured commercial	434	—	309	743	7,101	7,844	—

Total commercial loans	434	—	6,670	7,104	61,937	69,041	—

Total	$3,804	$16	$6,886	$10,706	$340,001	$350,707	$216

In addition to the delinquencies in the loan portfolio as described above, the receivable from bonuses related to certain investments of $6,468,000 was delinquent at September 30, 2012.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended September 30, 2012.

				Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment
Medallion loans	—	$—	$—	—	$—

Commercial loans
Secured mezzanine	1	2,086	2,086	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	1	2,086	2,086	—	—

Total	1	$2,086	$2,086	—	$—

The following table shows troubled debt restructurings which the Company entered into during the nine months ended September 30, 2012.

				Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment
Medallion loans	—	$—	$—	—	$—

Commercial loans
Secured mezzanine	3	7,646	7,096	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	3	7,646	7,096	—	—

Total	3	$7,646	$7,096	—	$—

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount for 2012 and 2011, and that impairment testing of goodwill is not required. For 2010 and prior periods, the Company tested its goodwill for impairment, and engaged a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of September 30, 2012. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $46,000 and $36,000 for the quarters ended September 30, 2012 and 2011, and was $122,000 and $117,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $228,000 and $320,000 for the quarters ended September 30, 2012 and 2011, and was $814,000 and $783,000 for the comparable nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,418,000, $2,206,000, and $2,858,000 as of September 30, 2012, December 31, 2011, and September 30, 2011.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2011 and 2010, and anticipates qualifying and filing as a RIC for 2012. As a result, no provisions for income taxes have been recorded for the three and nine months ended September 30, 2012 and 2011. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net increase in net assets resulting from operations available to common shareholders	$6,611	$4,835	$17,993	$13,531

Weighted average common shares outstanding applicable to basic EPS	21,284,143	17,403,007	19,438,227	17,402,520
Effect of dilutive stock options	193,043	220,165	199,349	185,831
Effect of restricted stock grants	77,529	19,903	56,538	11,879

Adjusted weighted average common shares outstanding applicable to diluted EPS	21,554,715	17,643,075	19,694,114	17,600,230

Basic earnings per share	$0.31	$0.28	$0.93	$0.78
Diluted earnings per share	0.31	0.27	0.91	0.77

Potentially dilutive common shares excluded from the above calculations aggregated 153,720 and 388,502 shares as of September 30, 2012 and 2011.

Stock Compensation

The Company follows FASB Accounting Standard Codification Topic 718 (ASC 718), “Compensation – Stock Compensation”, for its stock option and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected in net increase in net assets resulting from operations for any new grants using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock are reflected in net increase in net assets resulting from operations for any new grants using the grant date fair value of the shares granted, expensed over the vesting period of the underlying stock.

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. During the nine months ended September 30, 2012 and 2011, the Company issued 92,957 and 68,740 restricted shares of stock-based compensation awards, and 5,000 and no shares of other stock-based compensation awards, and recognized $218,000 and $612,000, or $0.01 and $0.03 per diluted common share for the 2012 third quarter and nine months, and $56,000 and $172,000, or $0.00 and $0.01 per share in the comparable 2011 periods, of non-cash stock-based compensation expense related to the grants. As of September 30, 2012, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $977,000, which is expected to be recognized over the next ten quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, the Company entered into contracts to purchase interest rate caps on $592,000,000 of notional value of principal from various multinational banks, of which $150,000,000 are active with termination dates ranging to July 2015. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $465,000 were generally fully expensed when paid, including $16,000 and $58,000 for the three and nine months ended September 30, 2012, and $5,000 and $93,000 for the comparable 2011 periods, and all are carried at $0 on the balance sheet at September 30, 2012.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of operations and other valuation adjustments on other controlled subsidiaries for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Statement of operations
Investment income	$14,834	$13,162	$41,442	$38,398
Interest expense	1,328	1,309	3,742	4,862

Net interest income	13,506	11,853	37,700	33,536
Noninterest income	91	139	310	464
Operating expenses	3,919	3,453	11,450	10,372

Net investment income before income taxes	9,678	8,539	26,560	23,628
Income tax provision	(3,273)	(2,693)	(8,766)	(7,015)

Net investment income after income taxes	6,405	5,846	17,794	16,613
Net realized/unrealized losses of Medallion Bank	(1,094)	(1,265)	(3,530)	(4,818)

Net increase in net assets resulting from operations of Medallion Bank	5,311	4,581	14,264	11,795
Unrealized depreciation on Medallion Bank (1)	(2,066)	(1,073)	(6,697)	(4,069)
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	(130)	(661)	(585)	(1,182)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$3,115	$2,847	$6,982	$6,544

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)	2012	2011
Loans	$651,214	$561,865
Investment securities, at fair value	23,059	26,537

Net investments ($0 pledged as collateral under borrowing arrangements at September 30, 2012 and December 31, 2011) (1)	674,273	588,402
Cash ($0 at September 30, 2012 and at December 31, 2011 restricted as to use by lender)	14,491	28,626
Other assets, net	11,864	11,881

Total assets	$700,628	$628,909

Other liabilities	$3,742	$4,316
Due to affiliates	763	964
Deposits, including accrued interest payable	579,706	514,779

Total liabilities	584,211	520,059
Medallion Bank equity (2)	116,417	108,850

Total liabilities and equity	$700,628	$628,909

Investment in other controlled subsidiaries	$4,788	$3,080
Total investment in Medallion Bank and other controlled subsidiaries	$95,167	85,932

(1)	Included in Medallion Bank’s net investments is $111 and $183 for purchased loan premium at September 30, 2012 and December 31, 2011.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At September 30, 2012 and December 31, 2011, the net premium on investment securities totaled $389,000 and $403,000, and $36,000 and $125,000 was amortized into interest income for the quarter and nine months ended September 30, 2012, and $16,000 and $40,000 was amortized in the comparable 2011 periods.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2012 and December 31, 2011, net loan origination costs were $7,004,000 and $5,597,000. Net amortization expense for the quarter and nine months ended September 30, 2012 was $623,000 and $1,671,000, and was $530,000 and $1,580,000 for the comparable 2011 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At September 30, 2012, $1,937,000 or 1% of consumer loans, and no commercial or medallion loans were on nonaccrual, compared to $2,264,000 or 1% of consumer loans, and no commercial or medallion loans on nonaccrual at December 31, 2011, and $2,388,000 or 1% of consumer loans, and no commercial or medallion loans on nonaccrual at September 30, 2011. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was immaterial as of September 30, 2012, December 31, 2011, and September 30, 2011.

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

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at September 30, 2012 and December 31, 2011 was $1,296,000 and $1,250,000, and $298,000 and $828,000 was amortized to interest expense during the quarter and nine months ended September 30, 2012, and $257,000 and $800,000 was amortized in the comparable 2011 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2012	December 31, 2011	Interest Rate (1)
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter
Deposits	$377,710	$127,022	$65,293	$9,000	$—	$—	$579,025	$514,329	0.70%

(1)	Weighted average contractual rate as of September 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to the Company of $2,000,000 and $6,500,000 in the 2012 third quarter and nine months, and declared dividends of $1,000,000 and $3,000,000 in the comparable 2011 periods.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of September 30, 2012 and December 31, 2011, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of September 30, 2012, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	September 30, 2012	December 31, 2011
Tier 1 capital	—	—	$114,609	$107,009
Total capital	—	—	123,180	114,504
Average assets	—	—	682,648	604,329
Risk-weighted assets	—	—	679,112	592,528
Leverage ratio (1)	4%	5%	16.8%	17.7%
Tier 1 capital ratio (2)	4	6	16.9	18.1
Total capital ratio (2)	8	10	18.1	19.3

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2012	December 31, 2011	Interest Rate (1)
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter
Revolving lines of credit	$—	$151,218	$—	$—	$—	$—	$151,218	$180,566	1.32%
Notes payable to banks	24,678	2,075	25,481	3,909	—	—	56,143	74,528	3.56%
SBA debentures	19,450	12,000	4,500	—	—	18,985	54,935	69,685	5.27%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.54%

Total	$44,128	$165,293	$29,981	$3,909	$—	$51,985	$295,296	$357,779	2.62%

(1)	Weighted average contractual rate as of September 30, 2012.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $151,218,000 was outstanding at September 30, 2012. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.21% at September 30, 2012) plus 0.75%, or 90 day LIBOR (0.36% at September 30, 2012) plus 0.50%; plus 0.95%.

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

(B) SBA DEBENTURES

                In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of September 30, 2012, $106,985,000 of commitments had been fully utilized, and $5,000,000 was available for borrowing.

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

The table below summarizes the key attributes of our various borrowing arrangements with banks as of September 30, 2012.

(Dollars in thousands)

Borrower	# of Banks / Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at September 30, 2012	Monthly Payment	Average Interest Rate at September 30, 2012	Interest Rate Index(1)
Medallion Chicago	3/28	12/11	12/14	Term loans secured by owned Chicago medallions(2)	$26,152		$25,690	$139 principal & interest	4.04%	N/A
The Company	2/3	6/11 - 9/11	6/13 - 5/14	Revolving line of credit secured by pledged loans	35,000		16,000	Interest only	3.00% + 0.25% unused fee	LIBOR + 2%, 3% floor; Prime + 0.50%, 4% floor; LIBOR + 2% or Prime - 0.50%, 3% floor
The Company	3/4	1/09 - 711	10/12 - 1/16	Participated loans treated as financings	12,792		12,666	Proportionate to the payments received on the participated loans	3.21%	N/A
MFC	3/4	11/09 -9/10	11/12 - 1/15	Participated loans treated as financings	2,109		1,787	Proportionate to the payments received on the participated loans	4.18%	4.18%(3)
MFC	3/3	1/05 - 5/12	4/13 - 8/13	Revolving line of credit secured by pledged loans	53,000	(4)	—	Interest only	0%	Prime + 0.50%; LIBOR +2.50%, or LIBOR +2%, 3% floor

					$129,053		$56,143

(1)	At September 30, 2012, 30 day LIBOR was 0.21%, 360 day LIBOR was 0.97%, and the prime rate was 3.25%.
(2)	$15,804 guaranteed by the Company.
(3)	Generally, each of these notes reprice on their one year anniversary date at the greater of the current interest rate, or the prime rate plus an index, which ranges from 0.25% to 0.50%. One $1,028 loan remains fixed to term at 3.50%, and one $386 loan remains fixed to term at 5.50%.
(4)	$25,000 guaranteed by the Company and, effective April 2012, $20,000 of one of the bank notes is also available for use by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.36% at September 30, 2012) plus 2.13%. The notes mature in September 2037, and are prepayable at par on or after September 6, 2012. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. At September 30, 2012, $33,000,000 was outstanding on the preferred securities. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At September 30, 2012, 156,155 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved a new non-employee director stock option plan (the 2006 Director Plan) on February 15, 2006, which was approved by shareholders on June 16, 2006, and on which exemptive relief to implement the 2006 Director Plan was received from the SEC on August 28, 2007. The 2006 Director Plan provides for an automatic grant of options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. A total of 100,000 shares of the Company’s common stock are issuable under the 2006 Director Plan. At September 30, 2012, no shares of the Company’s common stock remained available for future grants. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the 2006 Director Plan. The term of the options may not exceed ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of September 30, 2012, 627,669 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved an amendment to the 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. The Amended Director Plan amends and restates the 2006 Director Plan by increasing the maximum number of shares of the Company’s common stock available for issuance under the Amended Director Plan from 100,000 to 200,000, and as of September 30, 2012, 100,000 shares of the Company’s common stock are issuable under the Amended Director Plan. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At September 30, 2012, 1,027,691 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 999,858 options were exercisable, and there were 171,956 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.25 for the nine months ended September 30, 2012, and there were no options granted during the 2011 nine months. The following assumption categories are used to determine the value of any option grants.

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

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,495,968	$3.50-14.63	$8.75
Granted	—	—	—
Cancelled	(68,089)	4.85-14.63	12.35
Exercised	(248,316)	3.87-11.21	6.75

Outstanding at December 31, 2011	1,179,563	3.50-13.06	8.96
Granted	5,000	11.53	11.53
Cancelled	—	—	—
Exercised (1)	(130,000)	3.50-5.51	5.43

Outstanding at March 31, 2012	1,054,563	3.50-13.06	9.40
Granted	—	—	—
Cancelled	(5,453)	4.85	4.85
Exercised (1)	(10,243)	8.21-9.22	8.40

Outstanding at June 30, 2012	1,038,867	3.50-13.06	9.44
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	(11,176)	3.87-9.22	6.38

Outstanding at September 30, 2012 (2)	1,027,691	$3.50-13.06	$9.47

Options exercisable at September 30, 2012 (2)	999,858	$3.50-13.06	$9.49

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $56,000 and $835,000 for the 2012 third quarter and nine months, and was $0 and $30,000 for the comparable 2011 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2012 and the related exercise price of the underlying options, was $2,589,000 for outstanding options and $2,502,000 for exercisable options as of September 30, 2012.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the 2012 quarters and the 2011 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2010	—	$—	$—
Granted	79,800	7.99-11.53	8.48
Cancelled	(132)	7.99	7.99
Vested (1)	—	—	—

Outstanding at December 31, 2011	79,668	7.99-11.53	8.48
Granted	92,957	11.08	11.08
Cancelled	(17)	11.53	11.53
Vested (1)	(375)	7.99	7.99

Outstanding at March 31, 2012	172,233	7.99-11.53	9.88
Granted	—	—	—
Cancelled	—	—	—
Vested (1)	—	—	—

Outstanding at June 30, 2012	172,233	7.99-11.53	9.88
Granted	—	—	—
Cancelled	(277)	7.99-11.53	10.51
Vested (1)	—	—	—

Outstanding at September 30, 2012 (2)	171,956	$7.99-11.53	$9.88

(1)	The aggregate fair value of the restricted stock vested was $0 and $3,000 for the 2012 third quarter and nine months, and was $0 for the comparable 2011 periods.
(2)	The aggregate fair value of the restricted stock was $2,031,000 as of September 30, 2012.

The following table presents the activity for the unvested options outstanding under the plans for the 2012 quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2011	68,556	$7.17-8.21	$7.89
Granted	5,000	11.53	11.53
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2012	73,556	7.17-11.53	8.14
Granted	—	—	—
Cancelled	—	—	—
Vested	(45,723)	7.17-8.21	7.81

Outstanding at June 30, 2012	27,833	7.17-11.53	8.68
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at September 30, 2012	27,833	$7.17-11.53	$8.68

The intrinsic value of the options vested was $0 and $128,000 for the 2012 third quarter and nine months.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2012 under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans.

	Options Outstanding			Options Exercisable
	Shares at September 30, 2012	Weighted average		Shares at September 30, 2012	Weighted average
Range of Exercise Prices		Remaining contractual life in years	Exercise price		Remaining contractual life in years	Exercise price
$3.50-3.87	71,554	0.30	$3.67	71,554	0.30	$3.67
6.89-13.06	956,137	4.85	9.91	928,304	4.76	9.94

$3.50-13.06	1,027,691	4.53	9.47	999,858	4.44	9.49

The following table summarizes information regarding restricted stock outstanding at September 30, 2012 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
		Weighted average
Range of Grant Prices	Shares at September 30, 2012	Remaining vesting period in years	Grant price
$7.99-11.53	171,956	1.97	$9.88

(6) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Prepayment fees	$159	$88	$515	$438
Servicing fees	51	71	172	246
Late charges	27	35	164	171
Other	28	24	90	98

Total noninterest income	$265	$218	$941	$953

Prepayment fees increased in the 2012 third quarter and in the nine months due to a larger than normal fee received from a mezzanine loan prepayment. Servicing fees decreased in 2012 third quarter and in the nine months reflecting the fluctuations in the servicing and loan origination activities performed for Medallion Bank.

The major components of other operating expenses were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Travel, meals, and entertainment	$240	$203	$670	$657
Miscellaneous taxes	84	119	269	305
Directors’ fees	61	101	219	304
Office expense	53	58	157	173
Depreciation and amortization	46	36	122	117
Insurance	44	60	134	135
Bank charges	35	33	113	97
Investment management expenses	33	39	98	134
Telephone	29	43	93	137
Loan collection costs and other investment costs	16	29	38	1,024
Other expenses	77	163	344	446

Total other operating expenses	$718	$884	$2,257	$3,529

Travel, meals, and entertainment increased due to an increase in investment development activities. Miscellaneous taxes were lower in the 2012 third quarter and in the nine months due to lower franchise and excise taxes. Directors’ fees decreased in third quarter and in the nine months as a result of expense accrual adjustments. Investment management expenses declined in the nine months, reflecting a lessening of investment activities. Telephone expense decreased due to a change in the service provider. Loan collection costs and other investment costs decreased reflecting $942,000 of accrued costs related to a proposed investment opportunity in the 2011 nine months.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Net share data
Net asset value at the beginning of the period	$9.87	$9.49	$9.68	$9.35
Net investment income	0.06	0.08	0.24	0.33
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	(0.12)	0.04	(0.12)	0.07
Net change in unrealized appreciation on investments	0.37	0.15	0.79	0.37

Net increase in net assets resulting from operations	0.31	0.27	0.91	0.77
Issuance of common stock	(0.01)	—	(0.01)	(0.03)
Repurchases of common stock	—	—	—	—
Distribution of net investment income		(0.05)	(0.31)	(0.38)
Return of capital	(0.21)	(0.13)	(0.31)	(0.13)
Distribution of net realized gains on investments	—	—	—	—
Other		0.01	—	0.01

Total increase (decrease) in net asset value	0.09	0.10	0.28	0.24

Net asset value at the end of the period (1)	$9.96	$9.59	$9.96	$9.59

Per share market value at beginning of period	$10.62	$9.75	$11.38	$8.20
Per share market value at end of period	11.81	9.30	11.81	9.30
Total return (2)	53%	(11%)	13%	26%

Ratios/supplemental data
Total shareholders’ equity (net assets)	$213,767	$167,513	$213,767	$167,513
Average net assets	$211,967	$167,671	$192,306	$165,828
Total expense ratio (3) (4)	11.40%	16.26%	13.39%	17.17%
Operating expenses to average net assets (4)	6.59	8.14	7.33	8.88
Net investment income after income taxes to average net assets(4)	2.51	3.26	3.29	4.59

(1)	Includes $0.00 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of September 30, 2012 and 2011.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $1,535 and $1,389, and operating expenses of $1,630 and $1,369, which formerly were the Company’s were now MSC’s for the three months ended September 30, 2012 and 2011, and were $4,509 and $4,145 of service fee income, and $4,762 and $4,127 of operating expenses for the comparable nine months. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 14%, 9.65%, and 2.33% in the 2012 quarter, 20%, 11%, and 3.30% in the 2011 quarter, 17%, 11%, and 3.12% in the 2012 nine months, and 21%, 12%, and 4.61% in the 2011 nine months.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $157,000 and $143,000 for the 2012 and 2011 third quarters, and were $361,000 and $407,000 for the comparable nine months.

Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s portfolio companies. Mr. Rudnick receives a salary from LAX of $160,000 per year, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1.5 million or higher; and 10% of LAX’s profits as a year end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200. At September 30, 2012, December 31, 2011, and September 30, 2011, the Company or MSC serviced $402,612,000, $370,068,000, and $351,303,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,535,000 and $4,509,000 of servicing fee income was earned by MSC in the 2012 third quarter and nine months, and $1,389,000 and $4,145,000 was earned in the comparable 2011 periods.

The following table summarizes is the net revenues received from Medallion Bank.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Loan origination fees	$97	$152	$313	$534
Reimbursement of operating expenses	74	64	214	184
Servicing fees	6	5	17	16
Interest income	—	—	—	—

Total other income	$177	$221	$544	$734

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

(a) Investments—The Company’s investments are recorded at the estimated fair value of such investments.

(b) Floating rate borrowings—Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2012 and December 31, 2011, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$439,020	$439,020	$451,835	$451,835
Cash (1)	14,813	14,813	29,352	29,352
Accrued interest receivable (2)	961	961	1,120	1,120
Financial liabilities
Funds borrowed (2)	295,296	295,296	357,779	357,779
Accrued interest payable (2)	573	573	1,708	1,708

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

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

A review of fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category. During the quarter and nine months ended September 30, 2012, there have been no changes to the inputs and valuation techniques used to measure fair value or the level in which they are classified.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

September 30, 2012 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$281,886	$281,886
Commercial loans	—	—	56,765	56,765
Investment in Medallion Bank and other controlled subsidiaries	—	—	95,167	95,167
Equity investments	244	—	4,958	5,202
Other assets	—	49,779	—	49,779

December 31, 2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$307,167	$307,167
Commercial loans	—	—	54,159	54,159
Investment in Medallion Bank and other controlled subsidiaries	—	—	85,932	85,932
Equity investments	231	—	4,346	4,577
Other assets	—	43,822	—	43,822

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in start-up businesses engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of the Company’s level 3 financial assets and liabilities for the quarters and nine months ended September 30, 2012 and 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
June 30, 2012	$277,756	$54,280	$89,035	$5,149	$—
Gains (losses) included in earnings	—	(131)	5,115	(55)	—
Purchases, investments, and issuances	73,032	4,043	3,017	—	—
Sales, maturities, settlements, and distributions	(68,902)	(1,427)	(2,000)	(136)	—

September 30, 2012	$281,886	$56,765	$95,167	$4,958	$—

Amounts related to held assets(1)	$—	($33)	$5,115	($191)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2011	$307,167	$54,159	$85,932	$4,346	$—
Gains (losses) included in earnings	—	(806)	13,482	319	—
Purchases, investments, and issuances	131,306	12,334	4,948	750	—
Sales, maturities, settlements, and distributions	(156,587)	(8,922)	(9,195)	(457)	—

September 30, 2012	$281,886	$56,765	$95,167	$4,958	$—

Amounts related to held assets(1)	$—	($719)	$13,482	($138)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
June 30, 2011	$312,139	$65,851	$82,772	$4,390	$—
Gains (losses) included in earnings	—	(2,518)	3,847	109	—
Purchases, investments, and issuances	27,710	654	826	—	—
Sales, maturities, settlements, and distributions	(35,906)	(4,967)	(2,181)	—	—

September 30, 2011	$303,943	$59,020	$85,264	$4,499	$—

Amounts related to held assets(1)	$—	($2,450)	$3,847	$149	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2010	$323,126	$76,866	$78,735	$4,509	$—
Gains (losses) included in earnings	—	(4,601)	9,543	1,764	—
Purchases, investments, and issuances	128,487	3,190	2,595	—	—
Sales, maturities, settlements, and distributions	(147,670)	(16,435)	(5,609)	(1,774)	—

September 30, 2011	$303,943	$59,020	$85,264	$4,499	$—

Amounts related to held assets(1)	$—	($4,550)	$9,543	$759	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2011.

(13) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through November 7, 2012, the date of financial statement issuance.

On October 30, 2012, the Company’s Board of Directors declared a $0.21 per share common stock dividend, payable on November 27, 2012 to shareholders of record on November 16, 2012.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					431	94%	4.16%	$68,690	$202,076	$201,958
	Lena Cab Corp ##	Term Loan	12/9/2011	12/09/15	1	2%	3.60%		$3,704	$3,687
	Sean Cab Corp ##	Term Loan	12/9/2011	12/08/15	1	2%	3.60%		$3,704	$3,687
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$350	$350
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	05/01/15	1	1%	4.00%		$2,539	$2,525
	Cabbo Service Corp ##	Term Loan	9/7/2010	09/07/13	1	1%	5.00%		$1,800	$1,786
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$210	$210
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$1,527	$1,527
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/15	1	1%	4.00%		$1,616	$1,611
	Daytona Hacking Corp ##	Term Loan	6/1/2012	06/01/15	1	1%	3.75%	$1,400	$1,392	$1,394
	Nosilla Service Co., Inc ##	Term Loan	8/13/2012	08/13/15	1	1%	3.63%	$1,350	$1,346	$1,343
	Orys Trans Corp ##	Term Loan	9/26/2011	07/22/13	1	1%	3.00%		$1,279	$1,281
	Sandhu & Baath Inc/Note 2 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$641	$640
	Sandhu & Baath Inc/Note 1 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$640	$639
	Cafe Service Co Inc ##	Term Loan	11/9/2011	11/09/16	1	1%	4.40%		$1,252	$1,249
	Vichy Cab Corp ##	Term Loan	2/21/2012	02/21/15	1	1%	4.50%	$1,250	$1,250	$1,247
	Bunty & Jyoti Inc ##	Term Loan	11/22/2011	11/22/14	1	1%	4.25%		$1,241	$1,238
	Sonu-Seema Corp ##	Term Loan	11/22/2011	11/22/14	1	1%	4.25%		$1,241	$1,238
	Spurt Cab Corp ##	Term Loan	4/1/2011	10/01/13	1	1%	4.75%		$1,237	$1,236
	Nancy Transit Inc ##	Term Loan	4/6/2011	04/06/14	1	1%	4.50%		$1,237	$1,234
	Januko Transit Inc ##	Term Loan	12/9/2011	12/09/15	1	1%	3.60%		$1,235	$1,232
	Sapphire Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,231	$1,228
	Sabrinush Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,231	$1,228
	Brini Transit Inc ##	Term Loan	3/23/2011	12/08/15	1	1%	3.60%		$1,231	$1,228
Various New York &&	2.22% to 10.13% ##	Term Loan	12/20/00 to 09/24/12	10/06/12 to 09/10/23	406	78%	4.23%	$64,690	$166,397	$166,375

Chicago					116	19%	5.30%	$29,488	$39,811	$39,982
	Cozy Cab Et Al ##	Term Loan	12/22/2011	12/22/14	1	2%	5.50%		$3,398	$3,400
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	08/28/15	1	1%	5.50%	$1,750	$1,745	$1,747
	Chicago Medallion Nine Llc ##	Term Loan	5/2/2012	05/02/17	1	1%	5.75%	$1,440	$1,421	$1,423
	Lucky Seven Chicago One Inc ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,287	$1,290
	Blue Eyes Cab Corp ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,287	$1,289
Various Chicago &&	4.50% to 8.75% ##	Term Loan	01/22/10 to 09/21/12	01/22/13 to 09/21/17	111	14%	5.28%	$23,718	$30,673	$30,833

Newark &&	5.25% to 8.75% ##	Term Loan	04/06/00 to 09/20/12	10/11/12 to 08/23/17	100	8%	6.94%	$3,885	$16,836	$16,927

Boston					47	7%	6.10%	$5,808	$14,239	$14,290
	Chidi Trans Inc ##	Term Loan	11/17/2011	11/17/14	1	*	6.00%		$705	$707
	Chidi Trans Inc	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$664	$660	$662
	Arinze Trans Inc	Term Loan	2/5/2010	02/05/13	1	*	7.25%		$617	$617
	Arinze Trans Inc	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$621	$615	$617
	Various Boston && 3.25% to 9.66% ##	Term Loan	06/12/07 to 09/27/12	11/02/12 to 06/12/18	43	5%	6.11%	$4,523	$11,642	$11,687

Cambridge &&	5.00% to 9.22% ##	Term Loan	03/28/08 to 09/21/12	10/21/12 to 11/18/20	19	3%	6.44%	$941	$5,753	$5,767

Other					13	1%	6.72%	$224	$2,951	$2,962
Philadelphia	Dorit Matityahu ##	Term Loan	8/4/2011	08/04/14	1	1%	6.25%		$2,146	$2,147
Various Other &&	6.00% to 11.5% ##	Term Loan	11/26/07 to 01/09/12	10/01/12 to 03/10/18	12	*	7.98%	$224	$805	$815

Total medallion loans ($222,488 pledged as collateral under borrowing arrangements)					726	132%	4.66%	$109,036	$281,666	$281,886

Commercial Loans
Secured mezzanine (24% Minnesota, 15% Florida, 15% Oklahoma, 9% North Carolina, 9% New York
7% California, 7% Wisconsin, 5% Arizona and 9% all other states) (2)
Manufacturing (63% of the total)		Aeration & (interest rate includes PIK interest of 21.00%) (capitalized interest of $81 per footnote 2)	Term Loan	12/31/10	04/30/13	1	1%	21.00%		$2,416	$2,187
		Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $16 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,841	$1,841
		Motion Tech (interest rate includes PIK interest of 6.00%) (capitalized interest of $19 per footnote 2)	Term Loan	12/23/10	12/23/15	1	1%	18.00%		$1,305	$1,310
		Orchard &	Term Loan	03/10/99	Matured	1	1%	13.00%		$1,390	$1,390
	+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,686	$2,084
	+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $224 per footnote 2)	Term Loan	04/01/08	12/31/13	1	1%	14.00%		$2,214	$2,214
		Process Fab & (interest rate includes PIK interest of 8.00%)	Term Loan	04/17/08	12/31/15	1	1%	8.00%		$4,500	$2,814
		Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $68 per footnote 2)	Term Loan	03/28/12	03/28/17	1	1%	17.00%	$2,600	$2,668	$2,656
		Reel Power (capitalized interest of $85 per footnote 2)	Term Loan	12/31/09	02/04/14	1	2%	14.00%		$3,586	$3,586
	+	RespirTech	Term Loan	04/25/12	04/25/17	1	1%	12.00%	$1,500	$1,500	$1,510
	+	Various Other 12.00% to 14.00% (capitalized interest of $108 per footnote 2)	Term Loan	12/15/04 to 07/17/12	03/31/13 to 07/17/17	4	2%	13.15%	$1,625	$3,741	$3,756
Administrative and Support Services (12% of the total)		Verifications	Term Loan	09/06/12	09/06/17	1	1%	12.00%	$2,500	$2,500	$2,518
	+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	06/30/08	12/31/13	1	1%	13.00%		$3,306	$1,853
	+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	09/15/11	12/31/13	1	*	13.00%		$615	$615
		Various Other && 19% (capitalized interest of $198 per footnote 2)	Term Loan	1/14/2005	Matured	1	*	19.00%		$4,971	$0
Wholesale Trade (10% of the total)		Twin-Star (interest rate includes PIK interest of 1.00%)	Term Loan	06/01/07	04/24/14	1	2%	13.00%		$4,000	$4,000
Arts, Entertainment, and Recreation (9% of the total)		RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $609 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$3,648	$3,648
Accommodation and Food Services (3% of the total)		Various Other && 9.25% to 10.00% (capitalized interest of $232 per footnote 2)	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	1%	9.86%		$3,164	$1,113
Health Care and Social Assistance (2% of the total)	+	Various Other && 7%	Term Loan	6/28/2007	6/30/2017	1	*	7.00%		$1,254	$954
Retail Trade (1% of the total)		Various Other && 10% (capitalized interest of $38 per footnote 2)	Term Loan	6/30/2000	10/1/2015	1	*	10.00%		$646	$270
Professional, Scientific, and Technical Services (0% of the total)		Various Other && 10% (capitalized interest of $108 per footnote 2)	Term Loan	10/26/2011	11/1/2014	1	*	10.00%		$108	$108

Total secured mezzanine (2)						26	19%	13.39%	$8,225	$52,059	$40,427

Asset-based (78% New York, 15% New Jersey, and 7% all other states)

Wholesale Trade (51% of the total)
		Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/12	1	1%	4.50%		$1,480	$1,450
		Newburg Egg Corp. ##	Revolving line of credit	03/16/99	03/16/13	1	1%	6.00%		$1,379	$1,359
		Various Other 4.75% to 6.75%	Revolving line of credit	01/23/99 to 06/01/12	11/30/12 to 08/15/13	9	1%	5.52%	$360	$1,761	$1,726
Transportation and Warehousing (18% of the total)		Various Other 5.75% to 8.00%	Revolving line of credit	12/31/01 to 07/20/07	10/18/12 to 07/20/13	5	1%	6.58%		$1,630	$1,601
Retail Trade (11% of the total)		Various Other 4.75% to 6.19%	Revolving line of credit	10/19/98 to 08/31/06	10/12/12 to 08/31/13	5	*	5.22%		$1,038	$1,008
Finance and Insurance (7% of the total)		Various Other 4.25% to 8.25%	Revolving line of credit	02/06/02 to 11/10/11	10/25/12 to 08/04/13	6	*	6.26%		$687	$664
Manufacturing (6% of the total)		Various Other 5.75% to 7.25%	Revolving line of credit	07/07/04 to 04/20/12	11/29/12 to 07/07/13	7	*	6.60%	$27	$555	$532
Construction (3% of the total)		Various Other 5.75% to 6.00%	Revolving line of credit	06/29/99 to 07/20/99	06/29/13 to 07/20/13	2	*	5.86%		$235	$231
Accommodation and Food Services (2% of the total)		Various Other 6.00% to 6.00%	Revolving line of credit	04/27/11 to 04/27/11	04/27/13 to 04/27/13	1	*	6.00%		$156	$154
Administrative and Support Services (2% of the total)		Various Other 5.50% to 5.75%	Revolving line of credit	06/22/04 to 06/30/07	06/22/13 to 06/30/13	2	*	5.75%		$232	$221
Health Care and Social Assistance (0% of the total)		Various Other 5.75% to 5.75%	Revolving line of credit	10/2/2007	10/2/2012	1	*	5.75%		($15)	($16)

Total asset-based ($6,173 pledged as collateral under borrowing arrangements)						40	4%	5.73%	$387	$9,138	$8,930

Other secured commercial (75% New York, 23% New Jersey, 2% Illinois)
Accommodation and Food Services (51% of the total)	Dune Deck Owners Corp ##	Term Loan	04/24/07	03/31/14	1	1%	7.25%		$3,097	$3,097
	Various Other && 8.50% to 12.50%	Term Loan	05/25/05 to 07/29/08	10/14/12 to 02/25/15	4	*	10.20%		$662	$661
Retail Trade (42% of the total)	0.00% to 12.00% &&	Term Loan	09/13/06 to 04/06/12	03/14/13 to 04/06/19	14	1%	9.39%	$1,372	$3,546	$3,110
Other Services (except Public Administration) (3% of the total)	5.50% to 6.50%	Term Loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2	*	5.91%		$239	$239
Real Estate and Rental and Leasing (3% of the total)	4.75% to 6.00%	Term Loan	04/22/99 to 04/01/10	04/01/15 to 09/01/15	2	*	5.23%		$205	$203
Transportation and Warehousing (1% of the total)	5.65% to 6.50%	Term Loan	10/07/10 to 01/20/12	10/05/12 to 11/22/13	5	*	5.80%	$250	$95	$98

Total other secured commercial loans ($3,097 pledged as collateral under borrowing arrangements)					28	3%	8.36%	$1,622	$7,844	$7,408

Total commercial loans ($9,270 pledged as collateral under borrowing arrangements) (2)					94	27%	11.80%	$10,234	$69,041	$56,765

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	42%	9.96%		$90,379	$90,379
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$2,616	$2,616
Various Other			12/20/04 to 5/23/12	None	4	1%	0.00%	$900	$2,172	$2,172

Investment in Medallion Bank and other controlled subsidiaries, net					6	45%	9.46%	$900	$95,167	$95,167

Equity investments
Appliance Recycler #	Appliance Recycling Centers of America, Inc. **	8.86% of common stock	09/10/98	None	1	1%	0.00%		$0	$1,549
Commercial Finance	Convergent Capital, Ltd	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,093	$1,393
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	*	0.00%		$454	$454
Bakery	Quaker Bakery	*	03/28/12	None	1	*	0.00%		$359	$359
Machinery Manufacturer +	Reel Power International, Inc.	2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Equipment Manufacturing	Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$365	$0
Various Other	**	* to 9.25% of common stock	12/31/10 to 3/30/12	None	3	*	4.30%	$750	$1,786	$1,129

Equity investments, net					9	2%	1.76%	$750	$4,375	$5,202

Investment securities

Investment securities, net					0	0%	0.00%		$0	$0

Net Investments ($231,758 pledged as collateral under borrowing arrangements) (3)					835	205%	6.74%	$120,920	$450,249	$439,020

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $1,786 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 205%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totalled $38,898, $19,126 and $19,772, respectively. The tax cost of investments was $419,248.
(5)	For revolving lines of credit the amount shown is the cost at September 30, 2012.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totalled assets of Medallion Financial on an unconsolidated basis was up to 28% and up to 29% on a consolidated basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at September 30, 2012.

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

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As of and for the nine months ended September 30, 2012

(Dollars in thousands)

Name of issuer and title of issue (2)	Number of share (all restricted unless otherwise noted)	Equity in net profit and (loss) for the 3 months	Equity in net profit and (loss) for the 9 months	(3 months) Amount of dividends or interest (1)	(9 Months) Amount of dividends or interest (1)	Value as of 9/30/12
(Dollars in thousands)
Medallion Bank—common stock	1,000,000 shares -100% of common stock	$5,245	$14,067	$2,000	$6,500	$90,379
Medallion Hamptons Holding LLC—membership interest	100% of membership interest	0	0	0	0	2,616
LAX Group LLC—membership interest	57% of membership interest	(216)	(309)	0	0	581
Medallion Servicing Corp.—common stock	1,000 shares - 100% of common stock	(94)	(243)	0	0	655
Generation Outdoor, Inc.—common stock	1,000 shares - 100% of common stock	257	267	11	24	932
Medallion Sports Media, Inc.—common stock	1,000 shares - 100% of common stock	(77)	(290)	0	0	4

Total investments in Medallion Bank and other controlled subsidiaries		5,115	13,492	2,011	6,524	95,167

Appliance Recycling Centers of America Inc—common stock	8% of common stock	0	0	0	0	1,549
RPAC Racing, LLC—membership interest	30% of membership interest	0	0	0	0	454
Summit Medical, Inc—common stock	9.25% of common stock	0	0	0	0	135
Aeration Industries International LLC—membership interest	5.25% of membership interest	0	0	0	0	0
Other equity investments other than in investments in and advances to affiliates		—	—	—	—	3,064

Total equity investments		0	0	0	0	5,202

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		$5,115	$13,492	$2,011	$6,524	$100,369

Other interest and dividend income other than from investments in and advances to affiliates				10	34

Total dividend and interest income on short term investments				$2,021	$6,558

Total investments in and advances to affiliates						$97,305
Other equity investments other than in investments in and advances to affiliates						3,064

Total investments in Medallion Bank and other controlled subsidiaries and equity investments						$100,369

(1)	Investments with an amount of $0 are considered non-income producing.

The table below provides a recap of the changes in the investment in the respective issuers for the period ended September 30, 2012.

(Dollars in thousands)	Value as of 1/1/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Value as of 3/31/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Value as of 6/30/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Value as of 9/30/12
Medallion Bank—common stock	$82,852	$95	$2,000	$4,059	$85,006	$0	$5,195	$4,762	$84,573	$2,561	$2,000	$5,245	$90,379
Medallion Hamptons Holding LLC—membership interest	2,436	70	0	0	2,506	85	0	0	2,591	25	0	0	2,616
LAX Group LLC—membership interest	0	0	0	0	0	900	0	(103)	797	—	0	(216)	581
Medallion Servicing Corp.—common stock	577	61	0	(72)	566	91	0	(77)	580	169	0	(94)	655
Generation Outdoor, Inc.—common stock	65	0	0	27	92	400	0	(17)	475	200	0	257	932
Medallion Sports Media, Inc.—common stock	2	150	0	(115)	37	80	0	(98)	19	62	0	(77)	4
Appliance Recycling Centers of America Inc—common stock	2,225	0	0	(213)	2,012	0	0	(272)	1,740	0	0	(191)	1,549

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, trailers and to finance small scale home improvement. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 7% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 13%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,176,796,000 as of September 30, 2012, and $1,141,806,000 and $1,113,595,000 as of December 31, 2011 and September 30, 2011, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a Utah industrial bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $343,827,000 as of September 30, 2012. We earn referral fees for these activities. In December 2010, all of these servicing activities were assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
	Interest	Investment	Interest	Investment	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	4.16%	$202,076	4.43%	$201,452	4.52%	$214,858	4.66%	$227,426	5.20%	$229,008
Chicago	5.30	39,811	5.45	35,355	5.51	33,217	5.79	34,200	6.45	29,149
Newark	6.94	16,836	7.11	16,625	7.20	16,848	7.38	17,693	7.49	17,766
Boston	6.10	14,239	6.14	14,895	6.49	15,097	6.56	16,955	6.64	16,916
Cambridge	6.44	5,753	6.51	6,048	6.57	6,433	6.62	6,179	6.67	6,297
Other	6.72	2,951	6.74	3,021	6.46	4,186	6.54	4,318	6.76	4,373

Total medallion loans	4.66	281,666	4.89	277,396	4.97	290,639	5.11	306,771	5.59	303,509

Deferred loan acquisition costs		220		360		386		396		434
Unrealized depreciation on loans		—		—		—		—		—

Net medallion loans		$281,886		$277,756		$291,025		$307,167		$303,943

Commercial loans
Secured mezzanine	13.39%	$52,059	13.54%	$53,649	13.61%	$53,577	14.04%	$51,622	14.24%	$57,578
Asset based	5.73	9,138	5.71	7,123	5.65	9,024	5.77	9,388	5.62	8,070
Other secured commercial	8.36	7,844	8.32	8,120	8.25	8,156	8.06	7,539	8.35	9,251

Total commercial loans	11.80	69,041	12.11	68,892	11.98	70,757	12.25	68,549	12.58	74,899

Deferred loan acquisition income		(67)		(52)		(113)		(92)		(112)
Unrealized depreciation on loans		(12,209)		(14,560)		(14,533)		(14,298)		(15,767)

Net commercial loans		$56,765		$54,280		$56,111		$54,159		$59,020

Investment in Medallion Bank and other controlled subsidiaries, net	9.46%	$95,167	8.99%	$89,035	7.37%	$88,207	6.40%	$85,932	4.69%	$85,264

Equity investments	1.76%	$4,375	1.64%	$4,575	1.46%	$4,581	2.26%	$3,472	2.13%	$3,471

Unrealized appreciation (depreciation) on equities		827		825		943		1,105		1,284

Net equity investments		$5,202		$5,400		$5,524		$4,577		$4,755

Investment securities	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.74%	$450,249	6.81%	$439,898	6.49%	$454,184	6.38%	$464,724	6.52%	$467,143

Deferred loan acquisition (income) costs		153		308		273		304		322
Unrealized appreciation (depreciation) on equities		827		825		943		1,105		1,284
Unrealized depreciation on loans		(12,209)		(14,560)		(14,533)		(14,298)		(15,767)

Net investments		$439,020		$426,471		$440,867		$451,835		$452,982

Medallion Bank investments
Medallion loans	4.39%	$328,705	4.53%	$313,164	4.65%	$297,421	4.79%	$294,214	5.22%	$277,328
Consumer loans	17.11	256,396	17.39	232,884	17.68	204,393	17.73	199,843	17.77	204,819
Commercial loans	5.01	73,903	5.05	75,451	4.98	79,749	4.97	76,606	4.98	75,383
Investment securities	2.54	21,638	2.72	20,680	2.58	24,044	2.51	25,419	3.21	21,660

Medallion Bank investments at cost	9.19	680,642	9.20	642,179	9.01	605,607	9.06	596,082	9.55	579,190

Deferred loan acquisition costs		7,004		6,417		5,749		5,597		5,744
Unrealized appreciation on investment securities		1,032		896		769		714		851
Premiums paid on purchased securities		389		315		356		403		222
Unrealized depreciation on loans		(14,905)		(14,766)		(14,480)		(14,576)		(14,741)

Medallion Bank net investments		$674,162		$635,041		$598,001		$588,220		$571,266

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.25%, 8.31%, 8.15%, 8.18%, and 8.70% at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net investments at beginning of period	$426,471	$465,425	$451,835	$483,516
Investments originated (1)	79,329	28,026	146,643	131,677
Repayments of investments (1)	(69,649)	(41,530)	(165,843)	(166,576)
Net realized gains (losses) on investments (2)	(2,546)	686	(2,281)	1,270
Net increase in unrealized appreciation (3)	5,468	395	8,793	3,077
(Amortization) accretion of origination costs	(53)	(20)	(127)	18

Net increase (decrease) in investments	12,549	(12,443)	(12,815)	(30,534)

Net investments at end of period	$439,020	$452,982	$439,020	$452,982

(1)	Includes refinancings.
(2)	Excludes net realized losses of $74 for the quarter and nine months ended September 30, 2012, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(3)	Excludes net unrealized appreciation of $2,426 and $6,815 for the quarter and nine months ended September 30, 2012, and $2,378 and $3,487 for the comparable 2011 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at September 30, 2012 was 6.74% (6.07% for the loan portfolio), an increase of 36 basis points from 6.38% at December 31, 2011, and an increase of 22 basis points from 6.52% at September 30, 2011. The weighted average yield of the total managed portfolio at September 30, 2012 was 8.07% (8.25% for the loan portfolio), an increase of 7 basis points from 8.00% at December 31, 2011, and a decrease of 41 basis points from 8.48% at September 30, 2011. The changes in 2012 reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 64% of the net portfolio of $439,020,000 at September 30, 2012, compared to 68% of the net portfolio of $451,835,000 at December 31, 2011, and 67% of $452,982,000 at September 30, 2011. Our managed medallion loans of $609,688,000 comprised 60% of the net managed portfolio of $1,022,149,000 at September 30, 2012, compared to 63% of the net managed portfolio of $956,626,000 at December 31, 2011, and 62% of $942,355,000 at September 30, 2011. The medallion loan portfolio decreased by $25,281,000 or 8% in 2012 (an increase of $9,021,000 or 2% on a managed basis), primarily reflecting the movement of loans to Medallion Bank. Total medallion loans serviced for third parties were $67,558,000, $75,866,000, and $84,673,000 at September 30, 2012, December 31, 2011, and September 30, 2011.

The weighted average yield of the medallion loan portfolio at September 30, 2012 was 4.66%, a decrease of 45 basis points from 5.11% at December 31, 2011, and a decrease of 93 basis points from 5.59% at September 30, 2011. The weighted average yield of the managed medallion loan portfolio at September 30, 2012 was 4.52%, a decrease of 44 basis points from 4.96% at December 31, 2011, and a decrease of 89 basis points from 5.41% at September 30, 2011. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At September 30, 2012, 28% of the medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2011, and 25% at September 30, 2011. At September 30, 2012, 22% of the managed medallion loan portfolio represented loans outside New York, compared to 22% at December 31, 2011 and September 30, 2011. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 13%, 12%, and 13% of the net investment portfolio as of September 30, 2012, December 31, 2011, and September 30, 2011, and were 13%, 13%, and 14% on a managed basis. Commercial loans increased by $2,606,000 or 5% during 2012 (decreased $36,000 or less than 1% on a managed basis), primarily reflecting increases in the secured mezzanine portfolio, and on a managed basis, decreases in the asset-based portfolio. Net commercial loans serviced by third parties were $13,231,000 at September 30, 2012, $14,298,000 at December 31, 2011, and $14,029,000 at September 30, 2011.

The weighted average yield of the commercial loan portfolio at September 30, 2012 was 11.80%, a decrease of 45 basis points from 12.25% at December 31, 2011, and a decrease of 78 basis points from 12.58% at September 30, 2011. The weighted average yield of the managed commercial loan portfolio at September 30, 2012 was 8.29%, a decrease of 12 basis points from 8.41% at December 31, 2011, and a decrease of 48 basis points from 8.77% at September 30, 2011. The fluctuations primarily reflect changes in the portfolio mix and changes in the rates earned. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At September 30, 2012, variable-rate loans represented approximately 14% of the commercial portfolio, compared to 14% and 12% at December 31, 2011 and September 30, 2011, and were 56%, 57%, and 54% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 24%, 20%, and 21% of the managed net investment portfolio as of September 30, 2012, December 31, 2011, and September 30, 2011. Medallion Bank originates adjustable and fixed rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers, and home improvements. located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 17.11% at September 30, 2012, compared to 17.73% and 17.77% at December 31, 2011 and September 30, 2011. Adjustable rate loans represented 78%, 80%, and 80% of the managed consumer portfolio at September 30, 2012, December 31, 2011, and September 30, 2011.

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

The following table shows the trend in loans 90 days or more past due.

	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$216	0.1%	$580	0.2%	$47	0.0%	$35	0.0%	$495	0.1%

Commercial loans
Secured mezzanine	6,361	1.8	8,845	2.5	12,457	3.5	14,930	4.0	8,896	2.4
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0
Other secured commercial	309	0.1	—	0.0	—	0.0	390	0.1	759	0.2

Total commercial loans	6,670	1.9	8,845	2.5	12,457	3.5	15,320	4.1	9,655	2.6

Total loans 90 days or more past due	$6,886	2.0%	$9,425	2.7%	$12,504	3.5%	$15,355	4.1%	$10,150	2.7%

Total Medallion Bank loans	$980	0.2%	$887	0.1%	$1,254	0.2%	$1,265	0.2%	$1,354	0.2%

Total managed loans 90 days or more past due	$7,866	0.8%	$10,312	1.1%	$13,758	1.5%	$16,620	1.8%	$11,504	1.2%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion loan delinquencies remained low. Secured mezzanine delinquencies improved reflecting collection and restructuring efforts, and loan chargeoffs. Medallion Bank experienced continued improvement in the delinquency of its consumer loan portfolios, which remained at low levels in addition to the delinquencies in the loan portfolio as described above, receivables from bonuses related to certain investments of $6,468,000 were delinquent at September 30, 2012. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	—	(14,533)	943	26,974	13,384
Net change in unrealized
Appreciation on investments	—	—	(92)	1,997	1,905
Depreciation on investments	—	(27)	(28)	(18)	(73)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	2	—	2

Balance June 30, 2012	—	(14,560)	825	28,953	15,218
Net change in unrealized
Appreciation on investments	—	—	(191)	2,377	2,186
Depreciation on investments	—	(33)	(7)	(18)	(58)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	2,384	200	67	2,651

Balance September 30, 2012	$—	($12,209)	$827	$31,379	$19,997

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	310	—	310
Depreciation on investments	—	(533)	6	—	(527)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2011	—	(11,750)	517	21,109	9,876
Net change in unrealized
Appreciation on investments	—	—	300	1,109	1,409
Depreciation on investments	—	(1,567)	469	—	(1,098)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2011	—	(13,317)	1,286	22,218	10,187
Net change in unrealized
Appreciation on investments	—	—	13	2,378	2,391
Depreciation on investments	—	(2,450)	(15)	—	(2,465)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance September 30, 2011	$—	($15,767)	$1,284	$24,596	$10,113

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Total loans
Medallion loans	$281,886	$277,756	$291,025	$307,167	$303,943
Commercial loans	56,765	54,280	56,111	54,159	59,020

Total loans	338,651	332,036	347,136	361,326	362,963
Investment in Medallion Bank and other controlled subsidiaries	95,167	89,035	88,207	85,932	85,264
Equity investments (1)	5,202	5,400	5,524	4,577	4,755
Investment securities	—	—	—	—	—

Net investments	$439,020	$426,471	$440,867	$451,835	$452,982

Net investments at Medallion Bank and other controlled subsidiaries	$674,162	$635,041	$598,001	$588,220	$571,266
Managed net investments	$1,022,149	$976,360	$953,297	$956,626	$942,355

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—	$—	$—
Commercial loans	(12,209)	(14,560)	(14,533)	(14,298)	(15,767)

Total loans	(12,209)	(14,560)	(14,533)	(14,298)	(15,767)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—	—
Equity investments	827	825	943	1,105	1,284
Investment securities	—	—	—	—	—

Total unrealized depreciation on investments	($11,382)	($13,735)	($13,590)	($13,193)	($14,483)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,873)	($13,869)	($13,711)	($13,862)	($13,890)
Managed total unrealized depreciation on investments	($25,255)	($27,604)	($27,301)	($27,055)	($28,373)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	—%	—%	—%	—%	—%
Commercial loans	(17.68)	(21.14)	(20.54)	(20.86)	(21.05)
Total loans	(3.48)	(4.20)	(4.02)	(3.81)	(4.17)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—	—
Equity investments	18.90	18.03	20.59	31.82	36.97
Investment securities	—	—	—	—	—
Net investments	(2.53)	(3.12)	(2.99)	(2.84)	(3.10)

Net investments at Medallion Bank and other controlled subsidiaries	(2.04%)	(2.16%)	(2.26%)	(2.33%)	(2.40%)
Managed net investments	(2.43%)	(2.77%)	(2.80%)	(2.77%)	(2.94%)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Realized gains (losses) on loans and equity investments (1)
Medallion loans	$—	$—	$—	$—
Commercial loans	(2,482)	(70)	(2,894)	(51)

Total loans	(2,482)	(70)	(2,894)	(51)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	(64)	756	613	1,321
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments	(2,546)	686	(2,281)	1,270

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(823)	(1,292)	(3,172)	(4,152)

Total managed realized gains (losses) on loans and equity investments	($3,369)	($606)	($5,453)	($2,882)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%	—%	—%
Commercial loans	(14.45)	(0.36)	(5.60)	(0.08)
Total loans	(2.83)	(0.07)	(1.08)	(0.02)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	(5.64)	88.23	19.38	44.66
Investment securities	—	—	—	—
Net investments	(2.27)	0.58	(0.67)	0.35

Net investments at Medallion Bank and other controlled subsidiaries	(0.49)	(0.89)	(0.67)	(0.98)
Managed net investments	(1.31%)	(0.25%)	(0.73%)	(0.40%)

(1)	Excludes $74 of realized losses on foreclosed properties for the three and nine months ended September 30, 2012, which are carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net change in unrealized appreciation on investments
Unrealized appreciation	($191)	$14	($497)	$624
Unrealized depreciation	(40)	(2,466)	(702)	(4,091)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	3,115	2,847	6,982	6,544
Realized gains	—	—	—	—
Realized losses	2,584	—	3,010	—
Unrealized gains on foreclosed properties and other assets	2,426	2,378	6,815	3,487

Total	$7,894	$2,773	$15,608	$6,564

Net realized gains on investments
Realized gains	$—	$—	$—	$—
Realized losses	(2,584)	—	(3,010)	—
Other gains	136	796	495	1,358
Direct recoveries (chargeoffs)	(98)	(110)	234	(88)
Realized losses on foreclosed properties and other assets	(74)	—	(74)	—

Total	($2,620)	$686	($2,355)	$1,270

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries represented 22%, 19%, and 19% of our total portfolio at September 30, 2012, December 31, 2011, and September 30, 2011. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. We have held discussions with the IRS to obtain LLC tax treatment for Medallion Bank, which would provide “pass-through” taxation for our shareholders, and which has already been agreed to by the State of Utah. We cannot assure you that we will be successful in our efforts, but if we are successful, this treatment would reduce taxes and increase the reported net income of Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to us of $2,000,000 and $6,500,000 in the 2012 third quarter and nine months, and $1,000,000 and $3,000,000 in the comparable 2011 periods. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at September 30, 2012, December 31, 2011, and September 30, 2011. Equity investments were 1% of our total managed portfolio at September 30, 2012, December 31, 2011, and September 30, 2011. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at September 30, 2012, December 31, 2011, and September 30, 2011. Investment securities were 2%, 3%, and 2% of our total managed portfolio at September 30, 2012, December 31, 2011, and September 30, 2011. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2012 and 2011. Our average balances declined and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, particularly as Medallion Bank deposits matured and were repriced.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2012
Revolving lines of credits	$685	$148,066	1.84%	$2,241	$161,314	1.86%
SBA debentures	824	57,293	5.72	2,695	60,515	5.95
Notes payable to banks	535	55,309	3.84	1,994	65,597	4.06
Preferred securities	521	33,000	6.28	1,790	33,000	7.25

Total	$2,565	$293,668	3.47	$8,720	$320,426	3.64

Medallion Bank borrowings	$1,328	$568,829	0.93	$3,742	$533,751	0.94

Total managed borrowings	$3,893	$862,497	1.80	$12,462	$854,177	1.95

September 30, 2011
Revolving lines of credits	$753	$173,758	1.72%	$2,281	$175,462	1.74%
SBA debentures	1,196	76,805	6.18	3,492	79,089	5.90
Notes payable to banks	847	70,574	4.76	2,600	75,177	4.62
Preferred securities	635	33,000	7.63	1,903	33,000	7.71

Total	$3,431	$354,137	3.84	$10,276	$362,728	3.79

Medallion Bank borrowings	$1,309	$486,726	1.07	$4,862	$483,967	1.34

Total managed borrowings	$4,740	$840,863	2.24	$15,138	$846,695	2.39

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2012 and 2011, short-term adjustable rate debt constituted 68% of total debt, and was 23% and 29% on a fully managed basis including the borrowings of Medallion Bank.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Statement of operations
Investment income	$7,147	$8,029	$23,074	$26,040
Interest expense	2,565	3,431	8,720	10,276

Net interest income	4,582	4,598	14,354	15,764
Noninterest income	265	218	941	953
Operating expenses	3,510	3,440	10,555	11,020

Net investment income before income taxes	1,337	1,376	4,740	5,697
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,337	1,376	4,740	5,697
Net realized gains (losses) on investments	(2,620)	686	(2,355)	1,270
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	3,115	2,847	6,982	6,544
Net change in unrealized appreciation (depreciation) on investments (1)	4,779	(74)	8,626	20

Net increase in net assets resulting from operations	$6,611	$4,835	$17,993	$13,531

Per share data
Net investment income	$0.06	$0.08	$0.24	$0.33
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	(0.12)	0.04	(0.12)	0.07
Net change in unrealized appreciation on investments (1)	0.37	0.15	0.79	0.37

Net increase in net assets resulting from operations	$0.31	$0.27	$0.91	$0.77

Dividends declared per share	$0.21	$0.19	$0.63	$0.54

Weighted average common shares outstanding
Basic	21,284,143	17,403,007	19,438,227	17,402,520
Diluted	21,554,715	17,643,075	19,694,114	17,600,230

	September 30, 2012	December 31, 2011
Balance sheet data
Net investments	$439,020	$451,835
Total assets	514,722	537,031
Total funds borrowed	295,296	357,779
Total liabilities	300,955	365,527
Total shareholders’ equity	213,767	171,504

Managed balance sheet data (2)
Net investments	$1,022,149	$956,626
Total assets	1,122,469	1,080,239
Total funds borrowed	874,321	872,108
Total liabilities	908,703	908,735

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	1.04%	1.02%	1.21%	1.41%
Net increase in net assets resulting from operations	5.12	3.59	4.61	3.36
Return on average equity (ROE) (4)
Net investment income after taxes	2.51	3.26	3.29	4.59
Net increase in net assets resulting from operations	12.41	11.44	12.50	10.91

Weighted average yield	6.57%	6.93%	7.04%	7.42%
Weighted average cost of funds	2.36	2.96	2.66	2.93

Net interest margin (5)	4.21	3.97	4.38	4.49

Noninterest income ratio (6)	0.24%	0.19%	0.29%	0.27%
Total expense ratio (7)	5.58	5.92	5.88	6.07
Operating expense ratio (8)	3.23	2.97	3.22	3.14

	September 30, 2012	December 31, 2011
As a percentage of net investment portfolio
Medallion loans	64%	68%
Commercial loans	13	12
Investment in Medallion Bank and other controlled subsidiaries	22	19
Equity investments	1	1
Investment securities	—	—

Investments to assets (9)	85%	84%
Equity to assets (10)	42	32
Debt to equity (11)	138	209

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $22 and $316 in the three and nine months ended September 30, 2012, and $387 and $1,514 for the comparable 2011 periods, and also included $2,000 and $6,500 of dividends from Medallion Bank for the three and nine months ended September 30, 2012, and $1,000 and $3,000 for the comparable 2011 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.39% and 6.25% for the three and nine months ended September 30, 2012, and was 6.47% and 6.51% for the comparable 2011 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2012 Third Quarter and Nine Months Compared to the 2011 Periods

Net increase in net assets resulting from operations was $6,611,000 or $0.31 per diluted common share and $17,993,000 or $0.91 in the 2012 third quarter and nine months, up $1,776,000 or 37% and $4,462,000 or 33% from $4,835,000 or $0.27 per share and $13,531,000 or $0.77 in the 2011 third quarter and nine months, primarily reflecting higher net realized/unrealized gains and noninterest income, partially offset by higher operating expenses and lower net interest income; and in the nine months by higher net realized/unrealized gains and lower operating expenses, partially offset by lower net interest and noninterest income. Net investment income after income taxes was $1,337,000 or $0.06 per share and $4,740,000 or $0.24 in the 2012 quarter and nine months, down $39,000 or 3%, and $957,000 or 17% from $1,376,000 or $0.08 per share and $5,697,000 or $0.33 in the 2011 quarter and nine months.

Investment income was $7,147,000 and $23,074,000 in the 2012 third quarter and nine months, down $882,000 or 11% and $2,966,000 or 11% from $8,029,000 and $26,040,000 in the year ago periods, and included $22,000 and $316,000 from interest recoveries and bonuses on certain investments in the 2012 quarter and nine months, compared to $387,000 and $1,514,000 in the 2011 periods. Also included in the 2012 quarter and nine months was $2,000,000 and $6,500,000 in dividends from Medallion Bank, compared to $1,000,000 and $3,000,000 in the comparable 2011 periods. Excluding those items, investment income decreased $1,517,000 or 23% in the quarter and $5,268,000 or 24% in the nine months, primarily reflecting the repricing of the portfolios to lower current market interest rates, and the sourcing of a greater proportion of the Company’s business to Medallion Bank. The yield on the investment portfolio was 6.57% in the 2012 quarter, down 5% from 6.93% in 2011, and was 7.04% in the 2012 nine months, down 5% from 7.42% in the 2011 nine months. Excluding the extra interest and dividends, the 2012 third quarter and nine month yields were down 18% and 19% to 4.71% and 4.96%, from 5.73% and 6.13% in the 2011 quarter and nine months, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $432,767,000 and $438,001,000 in the 2012 quarter and nine months, down 6% and 7% from $460,083,000 and $469,396,000 in the year ago periods, primarily reflecting portfolio growth, more than offset by loan participations sold and loan payments received.

Medallion loans were $281,886,000 at quarter end, down $22,057,000 or 7% from $303,943,000 a year ago, both representing 64% of the investment portfolio, compared to 57% a year ago, and were yielding 4.66% compared to 5.59% a year ago, a decrease of 17%, reflecting the repricing of the portfolio to lower current market interest rates. The decrease in outstandings primarily reflected the sourcing of more business to Medallion Bank and repayments, primarily in the New York market, partially offset by portfolio growth, particularly in Chicago. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $677,246,000 at quarter end, up $11,786,000 or 2% from $665,460,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank, particularly in the New York and Chicago markets, partially offset by a reduction in third party participations sold. The commercial loan portfolio was $56,765,000 at quarter end, compared to $59,020,000 a year ago, a decrease of $2,255,000 or 4%, and represented 13% of the investment portfolio for both periods. The decrease primarily reflected repayments in the high-yield mezzanine loan portfolio. Commercial loans yielded 11.80% at quarter end, down 6% from 12.58% a year ago, reflecting the change in portfolio mix and lower yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $116,403,000 at quarter end, down $2,907,000 or 2% from $119,310,000 a year ago, primarily reflecting decreases in the asset-based and other secured commercial loan portfolios. Investments in Medallion Bank and other controlled subsidiaries were $95,167,000 at quarter end, up $9,903,000 or 12% from $85,264,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank, and which represented 22% of the investment portfolio, compared to 19% a year ago, and which yielded 9.46% at quarter end, compared to 4.69% a year ago, reflecting the increased dividends from the Bank over the last several quarters. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $5,202,000 at quarter end, up $447,000 or 9% from $4,755,000 a year ago, primarily reflecting increased equity purchases and portfolio depreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 1.76%, compared to 2.13% a year ago. Investment securities were zero at both quarter ends. See page 29 for a table that shows balances and yields by type of investment.

Interest expense was $2,565,000 and $8,720,000 in the 2012 quarter and nine months, down $866,000 or 25% and $1,556,000 or 15% from $3,431,000 and $10,276,000 in the 2011 periods. The decrease in interest expense was primarily due to decreased levels of borrowing, but also reflected reduced funding costs. The cost of borrowed funds was 3.47% and 3.64% in the 2012 quarter and nine months, compared to 3.84% and 3.79% in the year ago periods, decreases of 10% and 4%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $293,668,000 and $320,426,000 for the 2012 quarter and nine months, compared to $354,137,000 and $362,728,000 in the year ago periods, decreases of 17% and 12%, primarily reflecting decreased borrowings as much of our portfolio growth has been in Medallion Bank. See page 36 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $4,582,000 and $14,354,000 and the net interest margin was 4.21% and 4.38% for the 2012 third quarter and nine months, down $16,000 and down $1,410,000 or 9% from $4,598,000 and $15,764,000 a year ago, which represented net interest margins of 3.97% and 4.49%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $265,000 and $941,000 in the 2012 third quarter and nine months, up $47,000 or 22% and down $12,000 or 1% from $218,000 and $953,000 a year ago, primarily reflecting higher prepayment fees, partially offset by lower servicing and other fees generated from the portfolio base at Medallion Bank.

Operating expenses were $3,510,000 and $10,555,000 in the 2012 third quarter and nine months, up $70,000 or 2% and down $465,000 or 4% from $3,440,000 and $11,020,000 in the 2011 periods. Salaries and benefits expense was $2,240,000 and $6,577,000 in the third quarter and nine months, up $139,000 or 7% and $517,000 or 9% from $2,101,000 and $6,060,000 in 2011, primarily reflecting higher bonus accruals and stock-based compensation expense, partially offset by lower salaries and health insurance costs; and in the nine months, also by lower salary deferrals related to loan originations. Professional fees were $341,000 and $1,090,000 in the quarter and nine months, up $121,000 or 55% and $347,000 or 47% from $220,000 and $743,000 a year ago, primarily reflecting higher legal and other professional expenses related to various investment opportunities; and in the nine months by lower other professional expenses. Occupancy expense was $211,000 and $631,000 in the quarter and nine months, down $24,000 or 10% and $57,000 or 8% from $235,000 and $688,000 in the 2011 periods, primarily reflecting higher rent allocated to unconsolidated portfolio companies. Other operating expenses of $718,000 and $2,257,000 in 2012 were down $166,000 or 19% and $1,272,000 or 36% from $884,000 and $3,529,000 a year ago, primarily reflecting lower other operating expenses, director’s fees, and franchise tax accruals, partially offset by higher travel and entertainment expenses, and in the nine months, by $942,000 of costs accrued in 2011 related to a proposed investment opportunity that may have been recoverable in the future, and lower other operating expenses and director’s fees.

Income tax expense was $0 in the 2012 and 2011 third quarters and nine months.

Net change in unrealized appreciation on investments was $7,894,000 and $15,608,000 in the 2012 third quarter and nine months, compared to $2,773,000 and $6,564,000 in the 2011 third quarter and nine months, an increase in appreciation of $5,121,000 in the quarter and $9,044,000 in the nine months. Net change in unrealized appreciation (depreciation), net of the net change in unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries, was appreciation of $4,779,000 and $8,626,000 in the 2012 quarter and nine months, compared to depreciation of $74,000 and appreciation of $20,000 in the 2011 periods, resulting in increased appreciation of $4,853,000 and $8,606,000 in the 2012 quarter and nine months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2012 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $3,115,000 ($6,982,000 in the nine months), net appreciation on foreclosed property of $2,426,000 ($6,815,000 in the nine months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,384,000 ($2,808,000 in the nine months), and reversals of unrealized depreciation associated with equity investments which were sold of $200,000 ($202,000 in the nine months), partially offset by net unrealized depreciation on equity investments of $198,000 ($480,000 in the nine months) and net unrealized depreciation on loans of $33,000 ($719,000 in the nine months). The 2011 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $2,847,000 ($6,544,000 in the nine months) and net appreciation on foreclosed property of $2,378,000 ($3,487,000 in the nine months), partially offset by net unrealized depreciation on loans of $2,450,000 ($4,550,000 in the nine months) and net unrealized depreciation on equity investments of $2,000 ($1,083,000 of appreciation in the nine months). The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $2,000,000 and $6,500,000 in the 2012 third quarter and nine months, and were $1,000,000 and $3,000,000 in the comparable 2011 periods.

Our net realized losses on investments were $2,620,000 and $2,355,000 in the 2012 quarter and nine months, compared to gains of $686,000 and $1,270,000 in the 2011 quarter and nine months, an increase in realized losses of $3,306,000 in the quarter and $3,625,000 in the nine months. The 2012 activity reflected the reversals described in the unrealized paragraph above, net direct chargeoffs of $98,000 ($234,000 of net direct recoveries in the nine months), and net realized losses on sales of foreclosed property of $74,000 ($74,000 in the nine months), partially offset by gains on the sale of equity investments of $136,000 ($495,000 in the nine months). The 2011 activity reflected gains on the sale of equity investments of $796,000 ($1,358,000 in the nine months) and net direct chargeoffs of $110,000 ($88,000 in the nine months).

Our net realized/unrealized gains on investments were $5,274,000 and $13,253,000 in the 2012 quarter and nine months, compared to $3,459,000 and $7,834,000 in the 2011 periods, an increase of $1,815,000 and $5,419,000 in net gains in the 2012 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $54,935,000 with a weighted average interest rate of 5.27%, constituting 19% of our total indebtedness as of September 30, 2012. Also, as of September 30, 2012, portions of the adjustable rate debt with banks repriced at intervals of as long as 3 months, and certain of the certificates of deposit were for terms of up to 43 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2012, compared to the respective positions at the end of 2011 and 2010. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2012 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$9,138	$—	$—	$—	$—	$—	$—	$9,138
Adjustable-rate	4,360	—	323	552	—	—	—	5,235
Fixed-rate	41,212	65,613	120,395	60,963	45,514	1,901	737	336,335
Cash	14,813	—	—	—	—	—	—	14,813

Total earning assets	$69,523	$65,613	$120,718	$61,515	$45,514	$1,901	$737	$365,521

Interest bearing liabilities
Revolving lines of credit	$151,218	$—	$—	$—	$—	$—	$—	$151,218
Notes payable to banks	24,120	1,396	26,718	3,909	—	—	—	56,143
SBA debentures	19,450	12,000	4,500	—	—	—	18,985	54,935
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$227,788	$13,396	$31,218	$3,909	$—	$—	$18,985	$295,296

Interest rate gap	($158,265)	$52,217	$89,500	$57,606	$45,514	$1,901	($18,248)	$70,225

Cumulative interest rate gap (2)	($158,265)	($106,048)	($16,548)	$41,058	$86,572	$88,473	$70,225	—

December 31, 2011 (2)	($163,313)	($124,585)	($29,456)	$30,710	$63,680	$70,283	$46,894	—
December 31, 2010 (2)	($121,343)	($85,323)	$33,820	$39,954	$62,579	$62,709	$48,006	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (43%), (40%), and (28%), as of September 30, 2012, and December 31, 2011, and 2010, and was (36%), (26%), and (29%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($59,622) or (16%) for September 30, 2012, compared to ($57,386) or (14%) and ($30,928) or (7%) for December 31, 2011 and 2010, and was ($170,287) or (16%), ($60,584) or (6%), and ($114,994) or (12%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $365,521,000 and interest rate sensitive liabilities were $295,296,000 at September 30, 2012. The one-year cumulative interest rate gap was a negative $158,265,000 or 43% of interest rate sensitive assets, compared to a negative $163,313,000 or 40% at December 31, 2011 and $121,343,000 or 28% at December 31, 2010. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $59,622,000 or 16% at September 30, 2012. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,060,653,000 and interest rate sensitive liabilities were $874,308,000 at September 30, 2012. The one year cumulative interest rate gap was a negative $385,899,000 or 36% of interest rate sensitive assets, compared to a negative $272,395,000 or 26% and $289,178,000 or 29% at December 31, 2011 and 2010. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $170,287,000 or 16% at September 30, 2012.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, we entered into contracts to purchase interest rate caps on $592,000,000 of notional value of principal from various multinational banks, of which $150,000,000 are active with termination dates ranging to July 2015. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $465,000 were generally fully expensed when paid, including $16,000 and $58,000 for the three and nine months ended September 30, 2012, and $5,000 and $93,000 for the comparable 2011 periods, and all are carried at $0 on the balance sheet at September 30, 2012.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to purchase debentures from the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $48,782,000 of availability. Lastly, $72,000,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $5,000,000.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $81,500,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $30,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at September 30, 2012. See Note 4 to the consolidated financial statements on page 17 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$151,218	51%	1.32%
Notes payable to banks	56,143	19	3.56
SBA debentures	54,935	19	5.27
Preferred securities	33,000	11	2.54

Total outstanding debt	$295,296	100%	2.62

Deposits at Medallion Bank	579,025	—	0.70%

Total outstanding debt, including Medallion Bank	$874,321	—	1.35

(1)	Weighted average contractual rate as of September 30, 2012.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2012.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$151,218	$—	$—	$—	$—	$151,218
Notes payable to banks	24,678	2,075	25,481	3,909	—	—	56,143
SBA debentures	19,450	12,000	4,500	—	—	18,985	54,935
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$44,128	$165,293	$29,981	$3,909	$—	$51,985	$295,296

Deposits at Medallion Bank	377,710	127,022	65,293	9,000	—	—	579,025

Total, including Medallion Bank	$421,838	$292,315	$95,274	$12,909	$—	$51,985	$874,321

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of September 30, 2012 by approximately $1,160,000 on an annualized basis, compared to a positive impact of $1,477,000 at December 31, 2011, and the impact of such an immediate increase of 1% over a one year period would have been ($2,141,000) at September 30, 2012, compared to ($1,665,000) at December 31, 2011. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2012. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2011
Cash	$1,847	$2,131	$2,596	$2,621	$5,618	$—	$14,813	$29,352
Bank loans	47,665	80,478	—	—	—	—	128,143	$147,228
Amounts undisbursed	19,000	53,000	—	—	—	—	72,000	72,700
Amounts outstanding	28,665	27,478	—	—	—	—	56,143	74,528
Average interest rate	3.09%	4.05%	—	—	—	—	3.56%	3.77%
Maturity	10/12-1/16	11/12-1/15	—	—	—	—	10/12-1/16	3/12-2/17
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	2.54%	—	—	—	—	—	2.54%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	200,000	—	—	—	—	200,000	$200,000
Amounts undisbursed	—	48,782	—	—	—	—	48,782	19,434
Amounts outstanding	—	151,218	—	—	—	—	151,218	180,566
Average interest rate	—	1.32%	—	—	—	—	1.32%	1.45%
Maturity	—	12/13	—	—	—	—	12/13	12/13
SBA debentures	—	—	25,500	—	34,435	—	59,935	$74,685
Amounts undisbursed	—	—	5,000	—	—	—	5,000	5,000
Amounts outstanding	—	—	20,500	—	34,435	—	54,935	69,685
Average interest rate	—	—	5.18%	—	5.33%	—	5.27%	5.44%
Maturity	—	—	3/14-3/21	—	3/13-3/21	—	3/13-3/21	9/12-3/21

Total cash and amounts remaining undisbursed under credit facilities	$20,847	$103,913	$7,596	$2,621	$5,618	$—	$140,595	$126,486

Total debt outstanding	$61,665	$178,696	$20,500	$—	$34,435	$—	$295,296	$357,779

Including Medallion Bank
Cash	—	—	—	—	—	$14,491	$14,491	$28,626
Certificates of deposit	—	—	—	—	—	579,025	579,025	514,329
Average interest rate	—	—	—	—	—	0.70%	0.70%	0.73%
Maturity	—	—	—	—	—	10/12-5/16	10/12-5/16	1/12-12/14

Total cash and amounts remaining undisbursed under credit facilities	$20,847	$103,913	$7,596	$2,621	$5,618	$14,491	$155,086	$155,112

Total debt outstanding	$61,665	$178,696	$20,500	$—	$34,435	$579,025	$874,321	$872,108

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $48,782,000 under our revolving credit agreement with DZ Bank as of September 30, 2012. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

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

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 6, 2012, there were approximately 241 holders of record of the Company’s common stock.

On November 6, 2012, the last reported sale price of our common stock was $12.51 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2012	DIVIDENDS DECLARED	HIGH	LOW
Third Quarter	$0.21	$12.05	$10.73
Second Quarter	0.21	11.89	10.00
First Quarter	0.21	11.45	10.65

2011
Fourth Quarter	$0.20	$12.03	$8.91
Third Quarter	0.19	10.13	9.01
Second Quarter	0.18	9.89	8.70
First Quarter	0.17	8.79	7.82

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through September 30, 2012	—	—	—	6,028,027

Total	1,580,615	8.84	1,580,615	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October, 2012, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2012 and are to conclude 180 days after the commencement of the purchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2012. In addition, based on our evaluation as of September 30, 2012, there have been no changes that occurred during the 2012 nine months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2012, we had $295,296,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.62% at September 30, 2012, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $579,025,000 of outstanding indebtedness at a weighted average borrowing cost of 0.70%.

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

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute a non-qualifying asset. As of September 30, 2012, up to 29% of our total assets were invested in non-qualifying assets.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of September 30, 2012, our largest investment subject to this test was our investment in Medallion Bank, representing 20% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of September 30, 2012, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $11,382,000 or 2.53% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of September 30, 2012 by approximately $1,160,000 on an annualized basis, compared to a positive impact of approximately $1,477,000 at December 31, 2011, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,141,000) at September 30, 2012, compared to approximately ($1,665,000) at December 31, 2011. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Terrorist attacks, other acts of violence or war, and natural disasters may affect any market for our securities, impact the businesses in which we invest, and harm our operations and profitability.

Terrorist attacks and natural disasters may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the US or US businesses or major natural disasters hitting the US. Such attacks or natural disasters in the US or elsewhere may impact the businesses in which we invest directly, or indirectly by undermining economic conditions in the United States. In addition, a substantial portion of our business is focused in the New York City metropolitan area, which suffered a terrorist attack in 2001. Another terrorist attack in New York City or elsewhere could severely impact our results of operations. Losses resulting from terrorist attacks are generally uninsurable.

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

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, the New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pickup street hails in boroughs outside of Manhattan. The New York State lower court ruled that the law was unconstitutional on August 17, 2012, but the City of New York has stated that it intends to appeal the decision. If this law is implemented, income from operating medallions and the value of medallions serving as collateral for our loans could decrease by a material amount. This could increase our loan to value ratios, loan delinquencies, or loan defaults. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $160,000 to $1,125,000 for corporate medallions and $717,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2010, the value of New York City taxicab medallions increased by approximately 15% for individual medallions and 32% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of September 30, 2012, investments in New York City taxi medallion loans represented approximately 78% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description
31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of September 30, 2012 and December 31, 2011. Filed herewith.

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

Date: November 7, 2012

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.