Form 10-K
period 2012-12-31
MEDALLION FINANCIAL CORP
filed 2013-03-13
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2012 was $196,217,605.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 11, 2013 was 21,463,277.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2012, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2012 FORM 10-K ANNUAL REPORT

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

We, Medallion Financial Corp. or the Company, are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, trailers, and to finance small scale home improvements. Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can become an industry leader. Our investment objectives are to provide high level of distributable income, consistent with the preservation of capital, as well as long-term growth of net asset value and our stock price. These investment objectives may be changed without shareholder approval. We also provide other debt, mezzanine, and equity investment capital to companies in a variety of industries, consistent with our investment objectives. For additional information about our business and operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 7% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 13%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,219,224,000 as of December 31, 2012 and $1,141,806,000 as of December 31, 2011, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared dividends in excess of $185,506,000 or $11.45 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $348,078,000 as of December 31, 2012. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the Investment Company Act of 1940, or the 1940 Act.

We are a closed-end, non-diversified management investment company, organized as a Delaware corporation, under the 1940 Act. We have elected to be treated as a business development company, or BDC, under the 1940 Act. We have also elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our shareholders as dividends, if we meet certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level US federal and state income taxes.

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

Below is our organizational structure reflecting our consolidated and unconsolidated subsidiaries.

(1)	An SBIC and a RIC which originates and services taxicab medallion and commercial loans.
(2)	An SBIC which is our primary taxicab medallion lending company.
(3)	An SBIC and a RIC which conducts a mezzanine financing business.
(4)	Formed for the purpose of holding and managing equity investments in a racing team, an equipment manufacturing business, and an airport and food retail business.
(5)	Formed for the purpose of holding foreclosed real estate.
(6)	Formed for the purpose of owning medallion loans originated by Medallion Funding.
(7)	Formed for the purpose of holding an equity investment in a racing team.
(8)	Formed for purpose of owning and leasing repossessed Chicago taxicab medallions.
(9)	Formed for the purpose of issuing unsecured preferred securities to investors.
(10)	Formed for the purpose of holding foreclosed real estate.

(11)	A Utah industrial bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities.
(12)	Formed for the purpose of conducting loan servicing activities.
(13)	Formed for the purpose of engaging in out-of-home media planning and buying.
(14)	Formed for the purpose of holding and managing a hotel investment.
(15)	Formed for the purpose of holding an equity investment in a professional lacrosse team.
(16)	Formed for the purpose of engaging in general consulting services.
(17)	Formed for the purpose of engaging in art dealing.

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, motorcycles, trailers, and to finance small scale home improvements.

The following chart shows the components of our $1,048,635,000 managed net investment portfolio as of December 31, 2012.

(Dollars in thousands)	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$294,388	$336,215	$630,603
Commercial loans	56,919	69,137	126,056
Consumer loans	—	258,933	258,933
Investments in Medallion Bank and other controlled subsidiaries	99,083	(92,782)	6,301
Investment securities	—	22,122	22,122
Equity investments	4,620	—	4,620

Net investment portfolio	$455,010	$593,625	$1,048,635

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

Medallion Loans

Taxi medallion loans of $294,388,000 comprised 65% of our $455,010,000 net investment portfolio as of December 31, 2012, compared to $307,167,000 or 68% of our $451,835,000 net investment portfolio as of December 31, 2011. Managed taxi medallion loans of $630,603,000 comprised 60% of our $1,048,635,000 managed net investment portfolio as of December 31, 2012, compared to $600,667,000 or 63% of our $956,626,000 managed net investment portfolio as of December 31, 2011. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $688,279,000 as of December 31, 2012, compared to $676,533,000 as of December 31, 2011. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately $2,878,506,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised 71% and 74% of the value of the medallion loan portfolio as of December 31, 2012 and 2011, and were 78% on a managed basis. Based on taxi medallion values published by the New York City Taxi and Limousine Commission, or TLC, we estimate that the total value of all of New York City taxicab medallions and related assets such as the vehicle, taximeter, and roof lights exceeded $13.5 billion as of December 31, 2012. We estimate that the total value of all taxicab medallions and related assets in our major US markets exceeded $17.5 billion as of December 31, 2012.

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

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2012. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on page F-30.

(Dollars in thousands)	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	837	78%	3.90%	$490,624
Chicago	234	13	5.31	79,406
Newark	125	3	6.75	21,685
Boston	53	3	5.47	19,976
Cambridge	28	2	5.90	12,324
Other	57	1	7.59	7,276

Total managed medallion loans	1,334	100%	4.31	631,291

Deferred loan acquisition costs				1,001
Unrealized depreciation on loans				(1,689)

Net managed medallion loans				$630,603

(1)	Based on principal balance outstanding at December 31, 2012.

(2)	Based on the contractual rates of the portfolios at December 31, 2012.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City, except as discussed below should the enacted law become effective. As reported by the TLC, individual (owner-driver) medallions sold for approximately $808,000 and corporate medallions sold for approximately $1,100,000 as of December 31, 2012. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 13,237 medallions outstanding as of December 31, 2012 shall remain divided into 5,573 individual medallions and 7,664 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York City auctioned 600 additional medallions during 2004, 308 during 2006, and 89 during 2008. The medallions auctioned in 2006 were restricted to hybrid fuel vehicles and wheelchair accessible vehicles. In addition, New York City auctioned an additional 63 medallions for wheelchair accessible vehicles in 2007. New York City announced a 25% fare hike to support the increased level of medallions, which took effect in the 2004 second quarter. The New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pick up street hails in the boroughs outside Manhattan. This law has not yet been implemented.

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

Most New York City medallion transfers are handled through approximately 23 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 38% of the loans originated during 2012, and 36% for 2011. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions sold for approximately $360,000 as of December 31, 2012. Pursuant to a municipal ordinance, the number of outstanding medallions is capped at 6,951 as of December 31, 2012. We estimate that the total value of all Chicago medallions and related assets is over $2,557,968,000 as of December 31, 2012.

The Boston Market. We estimate that Boston medallions sold for approximately $600,000 as of December 31, 2012. The number of Boston medallions is capped at 1,825 as of December 31, 2012. We estimate that the total value of all Boston medallions and related assets is over $1,117,484,000 as of December 31, 2012.

The Newark Market. We estimate that Newark medallions sold for approximately $399,000 as of December 31, 2012. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $243,000,000 as of December 31, 2012.

The Cambridge Market. We estimate that Cambridge medallions sold for approximately $500,000 as of December 31, 2012. The number of Cambridge medallions is 257 as of December 31, 2012. We estimate that the total value of all Cambridge medallions and related assets is over $131,250,000 as of December 31, 2012.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2012, we and Medallion Bank have originated more than 10,334 commercial loans for an aggregate principal amount of approximately $823,704,000. Commercial loans of $56,919,000 comprised 12% of our $455,010,000 net investment portfolio as of December 31, 2012, compared to $54,159,000 or 12% of our $451,835,000 net investment portfolio as of December 31, 2011. Managed commercial loans of $126,056,000 comprised 12% of our $1,048,635,000 net investment portfolio as of December 31, 2012, compared to $129,700,000 or 13% of our $956,626,000 managed net investment portfolio as of December 31, 2011. We have worked to increase our commercial loan activity in recent years, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 7% since 1996. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We focus our marketing efforts on the manufacturing, administrative and support services, and accommodation and food services industries, with the portfolio concentrated in the manufacturing industry. The majority of our commercial borrowers are located in the New York metropolitan area, the Midwest region, and Florida. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 488 basis points over the prevailing prime rate at year end, down from 551 basis points over prime at the end of 2011. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged 2.6% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2012. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on page F-30.

(Dollars in thousands)	# of Loans	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial loans
Asset-based	40	54%	4.98%	$73,542
Secured mezzanine	27	37	13.04	49,456
Other secured commercial	46	9	7.24	11,946

Total managed commercial loans	113	100%	8.13	134,944

Deferred loan acquisition income				(6)
Unrealized depreciation on loans				(8,882)

Net managed commercial loans				$126,056

(1)	Based on principal balance outstanding at December 31, 2012.

(2)	Based on the contractual rates of the portfolios at December 31, 2012.

Asset Based Loans. Through our Medallion Business Credit division, we source and originate, manage and service asset-based loans to small businesses which require working capital credit facilities ranging from $500,000 to $5,000,000. Loans booked by Medallion Business Credit are funded by Medallion Bank so as to benefit from Medallion Bank’s lower cost of funds. Additionally, from time to time, Medallion Business Credit also sells and purchases loan participations to and from independent third party lenders. Together, these loans represent approximately 54% of the managed commercial loan portfolio of December 31, 2012 and were 56% as of December 21, 2011. The commercial loans are secured by a first security interest in all business assets of the borrower company and loan advances are matched to the collateral value of accounts receivable, inventory, machinery and equipment and/or real estate. The loans are personally guaranteed by the principals. Currently, our clients are mostly located in the New York tri-state metropolitan area although Medallion Business Credit has clients in the South and West Coasts. Sectors served include: wholesale staple and specialty foods distribution, health care staffing service companies, transportation, industrial manufacturing, garment design/manufacturing, construction, printing and recycling.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, more than a third of which are located in the upper Midwest and Great Lakes region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $1,000,000 to $5,000,000, and represent approximately 37% of our managed commercial loan portfolio as of December 31, 2012, and were 36% as of December 31, 2011. Frequently, we also receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Other Secured Commercial Loans. We originate, primarily through our subsidiary Freshstart, other secured commercial loans that are focused on food services and real estate and which are typically located within 200 miles of New York City. These commercial loans are generally secured by all of the assets of the businesses and are generally personally guaranteed by the principals. Frequently, we receive assignments of lease from our borrowers. The loans generally range in size from under $100,000 to approximately $3,000,000. These loans represented approximately 9% of the managed commercial loan portfolio as of December 31, 2012, and were 8% as of December 31, 2011. Historically, most of the portfolio has consisted of fixed-rate loans.

Consumer Loans. Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $258,933,000 comprised 25% of our $1,048,635,000 managed net investment portfolio as of December 31, 2012, compared to $192,672,000 or 20% of our $956,626,000 managed net investment portfolio as of December 31, 2011. The loans are collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements, located in all 50 states. The portfolio is serviced by a large third party servicer. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

Other. As a business development company, we also provide debt, mezzanine, and equity investment capital to companies in a variety of industries. These investments may be venture capital style investments which may not be fully collateralized. This is a small, but growing portion of our business.

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with brokers in the medallion market and dealers in the consumer market. We believe that our relationships with brokers and dealers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of broker and dealer relationships in our target market over the last 50 years. We believe that our management team’s relationships with these brokers and dealers have and will continue to provide us with significant investment opportunities. During 2012, approximately 37% of our originated investment transactions were generated by brokers and dealers.

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

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the years indicated.

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Net investments at beginning of year	$956,626	$946,343	$846,542
Investments originated (1)	492,077	471,194	525,872
Repayments of investments (1)	(383,298)	(438,646)	(392,417)
Net realized losses on investments (2)	(11,081)	(6,810)	(18,333)
Net increase in unrealized appreciation (depreciation) (3)	4,525	(4,038)	66
Transfers to other assets/liabilities, net	(7,748)	(9,171)	(13,478)
Amortization of origination costs	(2,466)	(2,246)	(1,909)

Net increase (decrease) in investments	92,009	10,283	99,801

Net investments at end of year	$1,048,635	$956,626	$946,343

(1)	Includes refinancings.
(2)	Excludes net realized losses of $74 for the year ended December 31, 2012, related to foreclosed properties, and net realized losses of $779 for the year ended December 31, 2010, related to the investment in SPAC 2, which were carried in other assets on the consolidated balance sheet.
(3)	Excludes net unrealized appreciation of $9,193, $3,455, and $2,153 for the years ended December 31, 2012, 2011, and 2010, related to foreclosed properties, which were carried in other assets on the consolidated balance sheet, and the reversal of unrealized depreciation of $759 for the year ended December 31, 2010, related to the realized loss on the SPAC 2 investment.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). The portfolio was originated at an approximate loan-to-value ratio range of 50-75%. We estimate that the average loan-to-value ratio of all of the medallion loans was approximately 40% as of December 31, 2012. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

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

Commercial Loans. We have typically originated commercial loans in principal amounts generally ranging from $100,000 to $6,500,000, and occasionally, have originated loans in excess of that amount. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid with a fee ranging from 30 to 120 days’ interest. The term of, and interest rate charged on, certain of our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

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

Marketing, Origination, and Loan Approval Process

We employ 32 loan originators to originate medallion, commercial, and consumer loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the chief executive officer and/or the chief credit officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with recreational vehicle and boat dealers, and home improvement contractors throughout our market area.

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

The table below summarizes our sources of available funds and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2012. See Note 4 to the consolidated financial statements for additional information about each credit facility.

Consolidated sources of funds (Dollars in thousands)	Total
Cash	$26,875
Bank loans	$126,207
Amounts undisbursed	60,000
Amounts outstanding	66,207
Average interest rate	3.09%
Maturity	4/13-1/16
Preferred securities	$33,000
Average interest rate	2.44%
Maturity	9/37
Lines of credit	$200,000
Amounts undisbursed	36,372
Amounts outstanding	163,628
Average interest rate	1.24%
Maturity	12/13
SBA debentures (1)	$59,935
Amounts undisbursed	—
Amounts outstanding	59,935
Average interest rate	4.91%
Maturity	3/13-3/23

Total cash and amounts remaining undisbursed under credit facilities	$123,247

Total debt outstanding	$322,770

Medallion Bank sources of funds
Cash	$24,770
Deposits and federal funds purchased	602,151
Average interest rate	0.69%
Maturity	1/13-10/17

Total cash and amounts remaining undisbursed under credit facilities, including Medallion Bank	$148,017

Total debt outstanding, including Medallion Bank	$924,921

(1)	In January 2013, the SBA awarded $20,000 of commitments to purchase debentures, exercisable through September 2017.

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 48.

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

Employees

As of December 31, 2012 we employed 145 persons, including 43 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

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

We will be subject to a 4% nondeductible federal excise tax on certain undistributed RIC income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year, and (3) any income realized, but not distributed, in preceding years, or the Excise Tax Avoidance Requirement. We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

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

Taxation of US Shareholders

Distributions by us generally are taxable to US shareholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to US shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate shareholders (including individuals) are attributable to dividends from US corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum tax rate of 20%. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a US shareholder as long-term capital gains (currently at a maximum rate of 20% in the case of individuals, trusts, or estates), regardless of the US shareholder’s holding period for his, her, or its common stock, and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a US shareholder’s adjusted tax basis in such shareholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such US shareholder.

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

In general, individual and other non-corporate US shareholders currently are subject to a maximum federal income tax rate of 20% on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate US shareholders currently are subject to federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate shareholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate shareholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate shareholders generally may not deduct any net capital losses against ordinary income for a year, but may carryback such losses for three years or carry forward such losses for five years.

We will send to each of our US shareholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share basis, the amounts includible in such US shareholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the US federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 15% maximum rate applicable to qualifying dividends in 2012 and 20% thereafter). Distributions may also be subject to additional state, local, and foreign taxes depending on a US shareholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the 15% maximum rate applicable to qualifying dividends in 2012 and 20% thereafter.

We may be required to withhold US federal income tax (“backup withholding”) at a rate of 28% from all taxable distributions to any non-corporate US shareholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the US shareholder’s federal income tax liability and may entitle such shareholder to a refund, provided that proper information is timely provided to the IRS.

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

For taxable years beginning before January 1, 2014, properly reported dividends are generally exempt from U.S. federal withholding tax where they (i) are paid in respect of the Fund’s “qualified net interest income” (generally, the Fund’s U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the fund is at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of the Fund’s “qualified short-term capital gains” (generally, the excess of the Fund’s net short-term capital gain over the Fund’s long-term capital loss for such taxable year). However, depending on its circumstances, the Fund may report all, some or none of its potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a non-U.S. shareholder would need to comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN or substitute Form). In the case of shares held through an intermediary, the intermediary could withhold even if the Fund designates the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. shareholders should contact their intermediaries with respect to the application of these rules to their accounts.

A 30% withholding tax will be imposed on dividends paid after December 31, 2013, and redemption proceeds paid after December 31, 2016, to foreign financial institutions including non-U.S. investment funds and certain other non-financial foreign entities unless they comply with certain information reporting requirements. To avoid withholding, foreign financial institutions will need to (i) enter into agreements with the IRS that state that they will provide the IRS information, including the names, addresses and taxpayer identification numbers of direct and indirect U.S. account holders, comply with due diligence procedures with respect to the identification of U.S. accounts, report to the IRS certain information with respect to U.S. accounts maintained, agree to withhold tax on certain payments made to non-compliant foreign financial institutions or to account holders who fail to provide the required information, and determine certain other information as to their account holders, or (ii) in the event that an applicable intergovernmental agreement and implementing legislation are adopted, comply with modified requirements including in some cases providing local revenue authorities with similar account holder information. Other foreign entities will need to either provide the name, address, and taxpayer identification number of each substantial U.S. owner or certifications of no substantial U.S. ownership unless certain exceptions apply or agree to provide certain information to other revenue authorities for transmittal to the IRS.

Non-US persons should consult their own tax advisors with respect to the US federal income tax and withholding tax, and state, local, and foreign tax consequences of an investment in the shares.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions would generally be taxable to our shareholders as ordinary dividend income eligible for the 15% maximum rate for taxable years beginning before January 1, 2013 and 20% thereafter, to the extent of our current and accumulated earnings and profits for US federal tax purposes. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain.

GOVERNMENT REGULATION

Regulation by the SEC and under the 1940 Act

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. Certain of these limits are not applicable to our investments in our wholly-owned SBIC subsidiaries. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. As a BDC, none of our policies is considered to be fundamental, and as a result each may be changed without stockholder approval.

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

Under current SBA Regulations, the maximum rate of interest that Medallion Funding may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2012, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2012, our outstanding medallion loans had a weighted average rate of interest 4.46% and our outstanding commercial loans had a weighted average rate of interest of 11.58%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

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

SBICs may purchase voting securities of small business concerns in accordance with SBA regulations. Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA on October 22, 2002 (pursuant to Public Law 106-554) now allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

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

Medallion Bank is further subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council, or the FFIEC. These guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be Tier 1 capital, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, Tier 2 capital, may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term-subordinated debt, or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 capital by total average assets. Recognizing that the risk-based capital standards address only credit risk, and not interest rate, liquidity, operational, or other risks, many banks are expected to maintain capital in excess of the minimum standards.

In addition, pursuant to provisions of the FDIC Improvement Act of 1991, or FDICIA, and related regulations with respect to prompt corrective action, FDIC-insured institutions such as Medallion Bank may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are well-capitalized. To be well-capitalized under the prompt corrective action provisions, a bank must have a ratio of combined Tier 1 and Tier 2 capital to risk-weighted assets of not less than 10%, Tier 1 capital to risk-weighted assets of not less than 6%, and a Tier 1 to average assets of not less than 5%.

We, the FDIC, and Medallion Bank have agreed that the capital levels of Medallion Bank will at all times meet or exceed the levels required for Medallion Bank to be considered well-capitalized under the FDIC rules and regulations, that Medallion Bank’s Tier 1 capital to total assets leverage ratio will be maintained at not less than 15%, and that Medallion Bank will maintain an adequate allowance for loan and lease losses.

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

Compliance with the Sarbanes-Oxley Act of 2002 and NASDAQ Corporate Governance Regulations

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. The Sarbanes-Oxley Act has required us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

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

The recent market conditions have materially and adversely affected the debt and equity capital markets in the US, which could have a negative impact on our business and operations. The US capital markets have experienced extreme volatility and disruption for more than 3 years as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe that the US economy is emerging from a prolonged recession, and forecasts for 2013 and beyond generally call for a slow recovery from the economic recession. As a result, we believe these conditions may continue for a prolonged period of time and possibly worsen in the future. A prolonged period of market illiquidity would continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

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

As of December 31, 2012, we had $322,770,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.43% at December 31, 2012, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $602,151,000 of outstanding indebtedness at a weighted average borrowing cost of 0.69%.

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

The 1940 Act imposes numerous constraints on the operations of BDC’s. For example, BDC’s are required to invest at least 70% of their total assets in qualifying assets, primarily securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, US government securities, and other high quality debt investments that mature in one year or less. Our regulatory requirements may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, we rely upon several exemptive orders from the SEC permitting us to consolidate our financial reporting and operate our business as presently conducted. Our failure to satisfy the conditions set forth in those exemptive orders could result in our inability to rely upon such orders or to cause the SEC to revoke the orders which could result in material changes in our financial reporting or the way in which we conduct our business. Furthermore, any failure to comply with the requirements imposed on BDC’s by the 1940 Act could have material adverse consequences to us or our investors including possible enforcement actions by the SEC and the possible loss of ability to qualify as a RIC that is exempt from corporate-level income tax under the code. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would further significantly decrease our operating flexibility.

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

We are also subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements, and retail financing, debt collection, consumer protection, environmental, health and safety, creditor, wage-hour, anti-discrimination, whistleblower and other employment practices laws and regulations and we expect these costs to increase going forward. The violation of these or future requirements or laws and regulations could result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. As a result, we have incurred and will continue to incur capital and operating expenditures and other costs to comply with these requirements and laws and regulations.

Changes in laws, regulations, or policies may adversely affect our business.

The post-financial crisis era has been marked by an increase in regulation, regulatory intensity, and enforcement. We are unable to predict all of the ways in which this change in the regulatory environment could impact our business models or objectives. The laws and regulations governing our lending, servicing, and debt collection activities or the regulatory or enforcement environment at the federal level or in any of the states in which we operate may change at any which and may have an adverse effect on our business.

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

Because Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and we are a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us and, indirectly Medallion Bank, without, in most cases, prior written approval of the FDIC or the Commissioner of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Although Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in Medallion Financial Corp. is not guaranteed by the FDIC and is subject to loss. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock.

Regulations governing our operation as a BDC may affect our ability to, and the way in which, we raise additional capital.

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

If our investments in assets that are not “qualifying assets” are determined to exceed 30% of our total assets, we could be deemed to be in violation of the 1940 Act, which could have material adverse effect on our business.

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute a non-qualifying asset. As of December 31, 2012, up to 29% of our total assets were invested in non-qualifying assets.

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

As of December 31, 2012, our largest investment subject to this test was our investment in Medallion Bank, representing 20% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our investment portfolio is below its cost basis. As of December 31, 2012, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $7,799,000 or 1.69% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2012 by approximately $1,282,000 on an annualized basis, compared to a positive impact of $1,477,000 at December 31, 2011, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,880,000) at December 31, 2012, compared to ($1,665,000) for December 31, 2011. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Terrorist attacks and natural disasters may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the US or US businesses or major natural disasters hitting the United States. Such attacks or natural disasters in the US or elsewhere may impact the businesses in which we invest directly, or indirectly by undermining economic conditions in the United States. In addition, a substantial portion of our business is focused in the New York City metropolitan area, which suffered a terrorist attack in 2001. Another terrorist attack in New York City or elsewhere could severely impact our results of operations. Losses resulting from terrorist attacks are generally uninsurable.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $160,000 to $1,100,000 for corporate medallions and $808,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2010, the value of New York City taxicab medallions increased by approximately 29% for both individual and corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of December 31, 2012, investments in New York City taxi medallion loans represented approximately 78% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 11, 2013, there were approximately 257 holders of record of our common stock.

On March 11, 2013, the last reported sale price of our common stock was $13.05 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2012	DIVIDENDS DECLARED	HIGH	LOW
Fourth Quarter	$0.22	$12.56	$11.07
Third Quarter	0.21	12.05	10.73
Second Quarter	0.21	11.89	10.00
First Quarter	0.21	11.45	10.65

2011
Fourth Quarter	$0.20	$12.03	$8.91
Third Quarter	0.19	10.13	9.01
Second Quarter	0.18	9.89	8.70
First Quarter	0.17	8.79	7.82

Information about our equity compensation plans is incorporated by reference in all information under the caption “Equity Compensation Plan Information” included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2013.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027

Total	1,580,615	8.84	1,580,615

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2012, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2012 and are to conclude 180 days after the commencement of the purchases.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

	Year ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Statement of operations
Investment income	$32,344	$37,227	$37,253	$41,403	$52,284
Interest expense	10,858	13,538	14,585	16,876	23,711

Net interest income	21,486	23,689	22,668	24,527	28,573
Noninterest income	1,135	1,185	3,533	3,383	3,837
Operating expenses (1)	13,856	14,111	16,328	19,730	17,320

Net investment income before income taxes	8,765	10,763	9,873	8,180	15,090
Income tax (provision) benefit	—	—	—	—	—

Net investment income after income taxes	8,765	10,763	9,873	8,180	15,090
Net realized losses on investments	(6,731)	(546)	(7,638)	(4,135)	(3,746)
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (2)	7,896	7,668	12,535	(5,671)	(2,419)
Net change in unrealized appreciation (depreciation) on investments (2)	14,587	1,278	(3,491)	2,648	6,323

Net increase in net assets resulting from operations	$24,517	$19,163	$11,279	$1,022	$15,248

Per share data
Net investment income	$0.43	$0.61	$0.56	$0.46	$0.85
Income tax (provision) benefit	—	—	—	—	—
Net realized losses on investments	(0.33)	(0.03)	(0.43)	(0.23)	(0.21)
Net change in unrealized appreciation (depreciation) on investments (2)	1.11	0.51	0.51	(0.17)	0.22

Net increase in net assets resulting from operations	$1.21	$1.09	$0.64	$0.06	$0.86

Dividends declared per share	$0.85	$0.74	$0.61	$0.72	$0.76

Weighted average common shares outstanding
Basic	19,912,883	17,426,097	17,501,414	17,569,688	17,520,966
Diluted	20,180,694	17,659,831	17,631,928	17,691,437	17,722,575

Balance sheet data
Net investments	$455,010	$451,835	$483,516	$475,133	$570,597
Total assets	543,465	537,031	550,312	555,174	646,685
Total funds borrowed	322,770	357,779	380,532	382,522	462,650
Total liabilities	327,147	365,527	387,547	392,197	471,739
Total shareholders’ equity	216,318	171,504	162,765	162,977	174,946

Managed balance sheet data (3)
Net investments	$1,048,635	$956,626	$946,343	$846,542	$922,007
Total assets	1,174,124	1,080,239	1,041,729	950,909	1,018,114
Total funds borrowed	924,921	872,108	849,489	754,241	829,058
Total liabilities	957,806	908,735	878,964	787,932	843,168

	Year ended December 31,
	2012	2011	2010	2009	2008
Selected financial ratios and other data
Return on average assets (ROA) (4) (13)
Net investment income after taxes	1.68%	2.01%	1.82%	1.36%	2.27%
Net increase in net assets resulting from operations	4.69	3.57	2.08	0.17	2.29
Return on average equity (ROE) (5) (13)
Net investment income after taxes	4.44	6.46	6.11	4.74	8.67
Net increase in net assets resulting from operations	12.41	11.49	6.98	0.59	8.76

Weighted average yield	7.37%	8.01%	7.91%	7.77%	8.58%
Weighted average cost of funds	2.48	2.91	3.10	3.17	3.89

Net interest margin (6)	4.89	5.10	4.81	4.60	4.69

Noninterest income ratio (7) (13)	0.26	0.26	0.75	0.63	0.63
Total expense ratio (1) (8) (13)	5.63	5.95	6.56	6.87	6.74
Operating expense ratio (1)(9) (13)	3.16	3.04	3.47	3.70	2.84

As a percentage of net investment portfolio
Medallion loans	65%	68%	67%	68%	70%
Commercial loans	12	12	16	16	16
Investment in Medallion Bank and other controlled subsidiaries	22	19	16	15	13
Equity investments	1	1	1	1	1
Investment securities	—	—	—	—	—

Investments to assets (10)	84%	84%	88%	86%	88%
Equity to assets (11)	40	32	30	29	27
Debt to equity (12)	149	209	234	235	264

(1)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s in 2010 that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. Also includes $1,622 of charges in 2009 related to winding up the operations of the SPAC’s. Excluding these amounts, the total expense ratios were 6.91% and 6.56%, and the operating expense ratios were 3.81% and 3.40% for 2010 and 2009.

(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.

(3)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.

(4)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.

(5)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.

(6)	Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $444 in 2012, $4,070 in 2011, $2,678 in 2010, $1,684 in 2009, and $4,471 in 2008, and also included dividends from Medallion Bank of $10,500 in 2012, $5,500 in 2011, $4,000 in 2010, $4,000 in 2009, and $6,000 in 2008. On a managed basis, combined with Medallion Bank, the net interest margin was 6.31%, 6.68%, 6.59%, 6.10%, and 5.21% for 2012, 2011, 2010, 2009, and 2008.

(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(8)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(9)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(10)	Represents net investments divided by total assets as of December 31.

(11)	Represents total shareholders’ equity divided by total assets as of December 31.

(12)	Represents total funds borrowed divided by total shareholders’ equity as of December 31.

(13)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $6,066 and $5,492 and operating expenses of $6,359 and $5,659, which formerly were ours, were now MSC’s for the years ended December 31, 2012 and 2011. Excluding the impact of the MSC amounts, the 2012 ROA and ROE on net investment income after taxes were 1.62% and 4.29%, and the noninterest income, total expense, and operating expense ratios were 1.64%, 7.08%, and 4.60%; and the comparable amounts for 2011 were 1.98%, 6.36%, 1.44%, 7.17%, and 4.26%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2012, 2011, and 2010. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 20.

CRITICAL ACCOUNTING POLICIES

The SEC has issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by us include valuation of loans, equity investments, and investments in subsidiaries, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2012 are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 7% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 13%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,219,224,000 as of December 31, 2012 and $1,141,806,000 as of December 31, 2011, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $348,078,000 as of December 31, 2012. We earn referral fees for these activities. In December 2010, all of these servicing activities were assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

	December 31, 2012		December 31, 2011		December 31, 2010
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	3.96%	$208,564	4.66%	$227,426	5.52%	$239,435
Chicago	5.28	40,405	5.79	34,200	6.69	34,832
Boston	5.47	19,713	6.56	16,955	6.74	18,237
Newark	6.70	17,342	7.38	17,693	7.81	19,777
Cambridge	5.74	5,260	6.62	6,179	6.72	5,501
Other	6.70	2,899	6.54	4,318	7.05	5,047

Total medallion loans	4.46	294,183	5.11	306,771	5.90	322,830

Deferred loan acquisition costs		205		396		296
Unrealized depreciation on loans		—		—		—

Net medallion loans		$294,388		$307,167		$323,126

Commercial loans
Secured mezzanine	13.04%	$49,456	14.04%	$51,622	14.41%	$68,299
Asset based	5.79	7,631	5.77	9,388	5.73	10,234
Other secured commercial	8.01	7,754	8.06	7,539	7.50	9,873

Total commercial loans	11.59	64,841	12.25	68,549	12.63	88,406

Deferred loan acquisition income		(78)		(92)		(323)
Unrealized depreciation on loans		(7,844)		(14,298)		(11,217)

Net commercial loans		$56,919		$54,159		$76,866

Investment in Medallion Bank and other controlled subsidiaries, net	10.60%	$99,083	6.40%	$85,932	5.08%	$78,735 (3)

Equity investments	1.66%	$4,576	2.26%	$3,472	1.48%	$4,588

Unrealized appreciation (depreciation) on equities		44		1,105		201

Net equity investments		$4,620		$4,577		$4,789

Investment securities	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.75%	$462,683	6.38%	$464,724	6.93%	$494,559 (3)

Deferred loan acquisition (income) costs		127		304		(27)
Unrealized appreciation (depreciation) on equities		44		1,105		201
Unrealized depreciation on loans		(7,844)		(14,298)		(11,217)

Net investments		$455,010		$451,835		$483,516

Medallion Bank investments
Medallion loans	4.17%	$337,108	4.79%	$294,214	5.57%	$260,808
Consumer loans	16.81	264,691	17.73	199,843	17.94	189,752
Commercial loans	4.94	70,103	4.97	76,606	5.06	73,574
Investment securities	2.37	20,951	2.51	25,419	3.32	20,479

Medallion Bank investments at cost (2)	9.02	692,853	9.06	596,082	9.73	544,613

Deferred loan acquisition costs		7,019		5,597		5,559
Unrealized appreciation on investment securities		835		714		144
Premiums paid on purchased securities		336		403		164
Unrealized depreciation on loans		(14,636)		(14,576)		(13,645)

Medallion Bank net investments		$686,407		$588,220		$536,835

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.

(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.02%, 8.18%, and 8.82% at December 31, 2012, 2011, and 2010.

(3)	Includes $1,389 for unrealized appreciation on Medallion Hamptons Holding as of December 31, 2010.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at December 31, 2012 was 6.75% (5.75% for the loan portfolio), an increase of 37 basis points from 6.38% at December 31, 2011, which was a decrease of 55 basis points from 6. 93% at December 31, 2010. The weighted average yield of the total managed portfolio at December 31, 2012 was 7.83% (8.02% for the loan portfolio), a decrease of 17 basis points from 8.00% at December 31, 2011, which was a decrease of 63 basis points from 8.63% at December 31, 2010. The increase from 2011 was attributed by increased yield in our investment in Medallion Bank and other controlled subsidiaries. The decrease from 2010 reflected general market condition of falling interest rates, and the resultant repricing downwards of most asset categories.

Medallion Loan Portfolio

Our medallion loans comprised 65% of the net portfolio of $455,010,000 at December 31, 2012, compared to 68% of the net portfolio of $451,835,000 at December 31, 2011 and 67% of $483,516,000 at December 31, 2010. Our managed medallion loans of $630,603,000 comprised 60% of the net managed portfolio of $1,048,635,000 at December 31, 2012, compared to 63% the net managed portfolio of $956,626,000 at December 31, 2011, and 62% of $946,343,000 at December 31, 2010. The medallion loan portfolio decreased by $12,779,000 or 4% in 2012 (and increased by $29,936,000 or 5% on a managed basis), primarily reflecting decreases in New York market, primarily reflecting the sale of participation interests to third parties. The increase in the managed portfolio was primarily driven by increases in the New York market; partially offset by decreases in the other regions. Total medallion loans serviced for third parties were $57,676,000, $75,866,000, and $63,933,000 at December 31, 2012, 2011, and 2010.

The weighted average yield of the medallion loan portfolio at December 31, 2012 was 4.46%, a decrease of 65 basis points from 5.11% at December 31, 2011, which was a decrease of 79 basis points from 5.90% at December 31, 2010. The weighted average yield of the managed medallion loan portfolio at December 31, 2012 was 4.31%, a decrease of 65 basis points from 4.96% at December 31, 2011, which was a decrease of 79 basis points from 5.75% at December 31, 2010. The decreases in yield primarily reflected the effects of borrower refinancings. At December 31, 2012, 29% of the medallion loan portfolio represented loans outside New York, compared to 26% at year-end 2011 and 2010. At December 31, 2012, 22% of the managed medallion loan portfolio represented loans outside New York, compared to 22% and 24% at year-end 2011 and 2010. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 12% of the net investment portfolio as of December 31, 2012, compared to 12% and 16% at December 31, 2011 and 2010, and were 12%, 13%, and 16% on a managed basis. Commercial loans increased by $2,760,000 or 5% during 2012 (decreased by $3,614,000 or 3% on a managed basis), due to repayment and lower reserves, and on a managed basis, reflected increases in the asset-based loan portfolio. Net commercial loans serviced by third parties were $12,575,000, $14,298,000, and $12,282,000 at December 31, 2012, 2011, and 2010.

The weighted average yield of the commercial loan portfolio at December 31, 2012 was 11.59%, a decrease of 66 basis points from 12.25% at December 31, 2011, which was down 38 basis points from 12.63% at December 31, 2010. The weighted average yield of the managed commercial loan portfolio at December 31, 2012 was 8.13%, a decrease of 28 basis points from 8.41% at December 31, 2011, which was down 78 basis points from 9.19% at December 31, 2010. The decreases reflected the continued lowering of interest rates in the economy as loans repriced, and the lower proportion of higher-yielding mezzanine loans in the portfolio in 2012, compared to 2011. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At December 31, 2012, variable-rate loans represented 13% of the commercial portfolio, compared to 14% and 20% at December 31, 2011 and 2010, and were 56%, 57%, and 54% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 25% of the managed net investment portfolio as of December 31, 2012, compared to 20% and 19% at December 31, 2011 and 2010. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers and home improvements located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 16.81% at December 31, 2012, compared to 17.73% and 17.94% at December 31, 2011 and 2010. Adjustable rate loans represented 76% of the managed consumer portfolio at December 31, 2012, compared to 80% and 83% at December 31, 2011 and 2010.

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

The following table shows the trend in loans 90 days or more past due as of December 31,

	2012		2011		2010
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$—	0.0%	$35	0.0%	$361	0.1%

Commercial loans
Secured mezzanine	2,380	0.7	14,930	4.0	9,391	2.3
Asset-based receivable	—	0.0	—	0.0	—	0.0
Other secured commercial	—	0.0	390	0.1	1,364	0.3

Total commercial loans	2,380	0.7	15,320	4.1	10,755	2.6

Total loans 90 days or more past due	$2,380	0.7%	$15,355	4.1%	$11,116	2.7%

Total Medallion Bank loans	$1,252	0.2%	$1,265	0.2%	$2,246	0.4%

Total managed loans 90 days or more past due	$3,632	0.4%	$16,620	1.8%	$13,362	1.4%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion loan delinquencies have continued to decline from consistent collection efforts. Secured mezzanine delinquencies have declined due to loan writeoffs to realized losses, and due to successful restructuring efforts on certain portfolio loans. Other secured commercial loan delinquencies declined as a result of the successful repayment of a past due loan. Medallion Bank delinquencies remained steady due to strong consumer portfolio performance reflective of the improved economic environment. In addition to the delinquencies in the loan portfolio as described above, receivables from bonuses relating to certain investments of $6,468,000 were delinquent at December 31, 2012. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2012, 2011, and 2010.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2009	$—	($4,236)	($8,101)	$18,956	$6,619
Net change in unrealized
Appreciation on investments	—	—	545	2,153	2,698
Depreciation on investments	—	(7,172)	(475)	—	(7,647)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments (1)	—	191	8,232	—	8,423

Balance December 31, 2010	—	(11,217)	201	21,109	10,093
Net change in unrealized
Appreciation on investments	—	—	825	3,518	4,343
Depreciation on investments	—	(5,708)	79	(63)	(5,692)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	2,627	—	—	2,627

Balance December 31, 2011	—	(14,298)	1,105	24,564	11,371
Net change in unrealized
Appreciation on investments	—	—	(1,266)	9,129	7,863
Depreciation on investments	—	(759)	3	(3)	(759)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	7,213	202	67	7,482

Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957

(1)	Includes the reversal of unrealized depreciation of $7,720 related to the investments in SPAC and SPAC 2 which were written off in 2010. See Note 10 to the consolidated financial statements for additional information on these investments.

The following table presents credit-related information for the investment portfolios as of December 31.

(Dollars in thousands)	2012	2011	2010
Total loans
Medallion loans	$294,388	$307,167	$323,126
Commercial loans	56,919	54,159	76,866

Total loans	351,307	361,326	399,992
Investment in Medallion Bank and other controlled subsidiaries	99,083	85,932	78,735
Equity investments (1)	4,620	4,577	4,789
Investment securities	—	—	—

Net investments	$455,010	$451,835	$483,516

Net investments at Medallion Bank and other controlled subsidiaries	$686,407	$588,220	$536,835
Managed net investments	$1,048,635	$956,626	$946,343

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—
Commercial loans	(7,844)	(14,298)	(11,217)

Total loans	(7,844)	(14,298)	(11,217)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Equity investments	44	1,105	201
Investment securities	—	—	—

Total unrealized depreciation on investments (2)	($7,800)	($13,193)	($11,016)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,801)	($13,862)	($13,501)
Managed total unrealized depreciation on investments (2)	($21,601)	($27,055)	($24,517)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%
Commercial loans	(12.10)	(20.86)	(12.69)
Total loans	(2.18)	(3.81)	(2.73)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	0.97	31.82	4.37
Investment securities	—	—	—
Net investments	(1.69)	(2.84)	(2.23)

Net investments at Medallion Bank and other controlled subsidiaries	(1.99%)	(2.33%)	(2.48%)
Managed net investments	(2.03%)	(2.77%)	(2.54%)

(1)	Represents common stock and warrants held as investments.

(2)	Excludes $0, $0, and $1,389 for unrealized appreciation on Medallion Hamptons Holding, a wholly owned subsidiary, at December 31, 2012, 2011, and 2010.

(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the years ended December 31, 2012, 2011, and 2010.

(Dollars in thousands)	2012	2011	2010
Realized gains (losses) on loans and equity investments(1)
Medallion loans	$4	$—	$—
Commercial loans	(7,295)	(2,672)	(40)

Total loans	(7,291)	(2,672)	(40)
Investment in Medallion Bank and other controlled subsidiaries(2)	—	—	(8,258)
Equity investments	634	2,126	1,439
Investment securities	—	—	—

Total realized losses on loans and equity investments(2)	($6,657)	($546)	($6,859)

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(4,424)	(6,264)	(11,474)

Total managed realized losses on loans and equity investments(2)	($11,081)	($6,810)	($18,333)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.00%	—%	—%
Commercial loans	(10.60)	(3.34)	(0.05)
Total loans	(2.05)	(0.68)	(0.01)
Investment in Medallion Bank and other controlled subsidiaries	—	—	(11.04)
Equity investments	14.79	55.30	41.04
Investment securities	—	—	—
Net investments	(1.47)	(0.11)	(1.43)

Net investments at Medallion Bank and other controlled subsidiaries	(0.69%)	(1.10%)	(2.33%)
Managed net investments	(1.10%)	(0.70%)	(2.03%)

(1)	Excludes realized gains (losses) of ($74), $0 and $0 for the years ended December 31, 2012, 2011, and 2010, related to foreclosed properties which are carried in other assets on the consolidated balance sheet.

(2)	Excludes $779 of net realized losses in 2010, related to the investment in SPAC 2, which was carried in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2012, 2011, and 2010.

(Dollars in thousands)	2012	2011	2010
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($1,266)	$825	$545
Unrealized depreciation	(755)	(5,629)	(7,139)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries(1)	7,896	7,668	12,535
Realized gains	—	—	—
Realized losses(2)	7,415	2,627	950
Unrealized gains on foreclosed properties and other assets	9,193	3,455	2,153

Total	$22,483	$8,946	$9,044

Net realized gains (losses) on investments
Realized gains	$—	$—	$—
Realized losses(3)	(7,415)	(2,627)	(8,423)
Other gains	516	2,171	1,581
Direct recoveries (charge-offs)(4)	242	(90)	(796)
Realized losses on foreclosed properties and other assets	(74)	—	—

Total	($6,731)	($546)	($7,638)

(1)	Includes the reversal of $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded in 2010, and which was written off in 2010.

(2)	Includes the reversal of unrealized depreciation of $759 related to the investment in SPAC 2 which was written off in 2010, and which was carried in other assets on the consolidated balance sheet.

(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in 2010. See Note 10 for additional information on these investments.

(4)	Includes $817 of direct chargeoffs related to the settlement of the liabilities associated with the writeoff of SPAC and SPAC 2 in 2010, all of which represented a reversal of accrued expenses.

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 22%, 19%, and 16% of our total portfolio at December 31, 2012, 2011, and 2010. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to us of $10,500,000 in 2012, $5,500,000 in 2011, and $4,000,000 in 2010. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at December 31, 2012, 2011, and 2010. Equity investments were 1% of our total managed portfolio at December 31, 2012, 2011, and 2010. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at December 31, 2012, 2011, and 2010. Investment securities were 2%, 3%, and 2% of our total managed portfolio at December 31, 2012, 2011, and 2010. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the years ended December 31, 2012, 2011, and 2010. Our average balances decreased and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold during the year. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, and the repricing of term borrowings.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2012
Revolving lines of credit	$2,890	$158,892	1.82%
SBA debentures	3,464	59,550	5.82
Notes payable to banks	2,502	62,939	3.97
Preferred securities	2,002	33,000	6.07

Total	$10,858	$314,381	3.45

Medallion Bank borrowings	5,094	548,268	0.93

Total managed borrowings	$15,952	$862,649	1.85

December 31, 2011
Revolving lines of credit	$3,034	$174,081	1.74%
SBA debentures	4,508	76,719	5.88
Notes payable to banks	3,458	75,859	4.56
Preferred securities	2,538	33,000	7.69

Total	$13,538	$359,659	3.76

Medallion Bank borrowings	6,058	486,414	1.25

Total managed borrowings	$19,596	$846,073	2.32

December 31, 2010
Revolving lines of credit	$3,205	$181,489	1.77%
SBA debentures	5,449	85,113	6.40
Notes payable to banks	3,393	67,041	5.06
Preferred securities	2,538	33,000	7.69

Total	$14,585	$366,643	3.98

Medallion Bank borrowings	7,478	416,062	1.80

Total managed borrowings	$22,063	$782,705	2.82

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2012, 2011, and 2010, short-term adjustable rate debt constituted 70%, 68%, and 67% of total debt, and was 24%, 28%, and 30% on a fully managed basis including the borrowings of Medallion Bank.

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

Unlike certain lending institutions, we are not permitted to establish reserves for loan losses, but adjust quarterly the valuation of the investment portfolio to reflect our estimate of the current value of the total investment portfolio. Since no ready market exists for our investments, fair value is subject to our Board of Directors’ good faith determination. In determining such fair value, our Board of Directors considers factors such as the financial condition of our borrowers and the adequacy of their collateral. Any change in the fair value of portfolio investments or other investments as determined by our Board of Directors is reflected in net unrealized depreciation or appreciation on investments and affects net increase in net assets resulting from operations, but has no impact on net investment income or distributable income.

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

Consolidated Results of Operations

For the Years Ended December 31, 2012 and 2011

Net increase in net assets resulting from operations was $24,517,000 or $1.21 per diluted common share in 2012, up $5,354,000 or 28% from $19,163,000 or $1.09 per share in 2011, primarily reflecting higher net realized/unrealized gains and lower operating expenses, partially offset by lower net interest and noninterest income. Net investment income after taxes was $8,765,000 or $0.43 per share in 2012, down $1,998,000 or 19% from $10,763,000 or $0.61 in 2011.

Investment income was $32,344,000 in 2012, down $4,883,000 or 13% from $37,227,000 a year ago, and included $444,000 from interest recoveries and bonuses on certain investments in 2012, compared to $4,070,000 in 2011. Also included in 2012 and 2011 were $10,500,000 and $5,500,000 in dividends from Medallion Bank. Excluding those items, investment income decreased $6,257,000 or 23%, primarily reflecting the repricing of the portfolios to lower current market interest rates, and the sourcing of a greater proportion of our business to Medallion Bank. The yield on the investment portfolio was 7.37% in 2012, down 8% from 8.01% in 2011. Excluding the extra interest and dividends, the 2012 yield was down 18% to 4.87% from 5.95% in 2011, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $439,100,000 in 2012, down 5% from $464,541,000 a year ago, primarily reflecting portfolio growth, more than offset by loan participations sold and loan payments received.

Medallion loans were $294,388,000 at year end, down $12,779,000 or 4% from $307,167,000 a year ago, representing 65% of the investment portfolio, compared to 68% a year ago, and were yielding 4.46% compared to 5.11% a year ago, a decrease of 13%, reflecting the repricing of the portfolio to lower current market interest rates. The decrease in outstandings primarily reflected the sourcing of more business to Medallion Bank and repayments, primarily in the New York market, partially offset by portfolio growth, particularly in Chicago. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $688,279,000 at year end, up $11,746,000 or 2% from $676,533,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank, particularly in the New York and Chicago markets, partially offset by a reduction in third party participations sold. The commercial loan portfolio was $56,919,000 at year end, compared to $54,159,000 a year ago, an increase of $2,760,000 or 5%, and represented 12% of the investment portfolio in both periods. The increase primarily reflected growth in the high-yield mezzanine loan portfolio, partly offset by repayments in the asset-based loan portfolio. Commercial loans yielded 11.59% at year end, down 5% from 12.25% a year ago, reflecting the change in portfolio mix and lower yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $113,481,000 at year end, down $1,890,000 or 2% from $115,371,000 a year ago, primarily reflecting the changes described above and decreases in Medallion Bank’s asset-based portfolio. Investments in Medallion Bank and other controlled subsidiaries were $99,083,000 at year end, up $13,151,000 or 15% from $85,932,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank, and which represented 22% of the investment portfolio, compared to 19% a year ago, and which yielded 10.60% at year end, compared to 6.40% a year ago, reflecting the increased level of dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,620,000 at year end, up $43,000 or 1% from $4,577,000 a year ago, primarily reflecting increased equity purchases and portfolio depreciation, and represented 1% of the investment portfolio at both year ends, and had a dividend yield of 1.66%, compared to 2.26% a year ago. Investment securities were zero at both year ends. See page 44 for a table that shows balances and yields by type of investment.

Interest expense was $10,858,000 in 2012, down $2,680,000 or 20% from $13,538,000 in 2011. The decrease in interest expense was primarily due to decreased levels of borrowing, but also reflected reduced funding costs. The cost of borrowed funds was 3.45% in 2012, compared to 3.76% a year ago, a decrease of 8%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $314,380,000 in 2012, compared to $359,659,000 a year ago, a decrease of 13%, primarily reflecting decreased borrowings as much of our portfolio growth has been in Medallion Bank. See page 44 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $21,486,000 and the net interest margin was 4.89% in 2012, down $2,203,000 or 9% from $23,689,000 a year ago, which represented a net interest margin of 5.10%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $1,135,000 in 2012, down $50,000 or 4% from $1,185,000 a year ago, primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank.

Operating expenses were $13,856,000 in 2012, down $255,000 or 2% from $14,111,000 in 2011. Salaries and benefits expense was $8,862,000 in the year, up $382,000 or 5% from $8,480,000 in 2011, primarily reflecting higher stock-based compensation expense and salaries, partially offset by lower bonus accruals and higher salary deferrals related to loan originations. Professional fees were $1,381,000 in 2012, down $134,000 or 9% from $1,515,000 a year ago, primarily reflecting lower accounting and other professional expenses, partially offset by higher legal expenses. Occupancy expense was $828,000 in 2012, down $83,000 or 9% from $911,000 in 2011, primarily reflecting higher rent allocated to unconsolidated portfolio companies. Other operating expenses of $2,785,000 in 2012 were down $420,000 or 13% from $3,205,000 a year ago, primarily reflecting higher expense reimbursements from Medallion Bank, and lower director’s fees, other operating expenses, franchise taxes, investment-related expenses, and telephone costs, partially offset by higher travel and entertainment expenses.

Income tax expense was $0 in 2012 and 2011.

Net change in unrealized appreciation on investments was $22,483,000 in 2012, compared to $8,946,000 in 2011, an increase in appreciation of $13,537,000. Net change in unrealized appreciation (depreciation), net of the net change in unrealized appreciation or depreciation on Medallion Bank and the other controlled subsidiaries, was appreciation of $14,587,000 in 2012, compared $1,278,000 in 2011, resulting in increased appreciation of $13,309,000 in 2012. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2012 activity resulted from net appreciation on foreclosed property of $9,193,000, net appreciation on Medallion Bank and other controlled subsidiaries of $7,896,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $7,213,000, and reversals of unrealized depreciation associated with equity investments which were sold of $202,000, partially offset by net unrealized depreciation on equity investments of $1,263,000 and net unrealized depreciation on loans of $758,000. The 2011 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $7,668,000, net appreciation on foreclosed property of $3,455,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,627,000, and net unrealized appreciation on equity investments of $904,000, partially offset by net unrealized depreciation on loans of $5,708,000. The net appreciation or depreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $10,500,000 in 2012 and $5,500,000 in 2011.

Our net realized losses on investments were $6,731,000 in 2012, compared to $546,000 in 2011, an increase in realized losses of $6,185,000 in 2012. The 2012 activity reflected the reversals described in the unrealized paragraph above and net realized losses on sales of foreclosed property of $74,000, partially offset by gains on the sale of equity investments of $516,000 and net direct recoveries of $242,000. The 2011 activity reflected the reversals described above and net direct chargeoffs of $90,000, partially offset by gains on the sale of equity investments of $2,171,000.

Our net realized/unrealized gains on investments were $15,752,000 in 2012, compared to $8,400,000 in 2011, an increase of $7,352,000 of net gains in the year, reflecting the above.

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

Interest expense was $13,538,000 in 2011, down $1,047,000 or 7% from $14,585,000 in 2010. The decrease in interest expense was primarily due to the decreased cost of borrowed funds. The cost of borrowed funds was 3.76% in 2011, compared to 3.98% a year ago, a decrease of 6%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $359,659,000 in 2011, compared to $366,643,000 a year ago, a decrease of 2%, primarily reflecting the stabilization of our borrowing needs as much of our portfolio growth was in Medallion Bank. See page 44 for a table which shows average balances and cost of funds for our funding sources.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $59,935,000 with a weighted average interest rate of 4.91%, constituting 19% of our total indebtedness as of December 31, 2012. Also, as of December 31, 2012, portions of the adjustable rate debt with banks repriced at intervals of as long as 4 months, and certain of the certificates of deposit were for terms of up to 57 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2012, compared to the respective positions at the end of 2011 and 2010. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2012 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$7,631	$—	$—	$—	$—	$—	$—	$7,631
Adjustable-rate	5,033	—	861	—	600	—	—	6,494
Fixed-rate	33,935	57,339	176,706	40,616	32,502	2,696	1,105	344,899
Cash	26,875	—	—	—	—	—	—	26,875

Total earning assets	$73,474	$57,339	$177,567	$40,616	$33,102	$2,696	$1,105	$385,899

Interest bearing liabilities
Revolving lines of credit	$163,628	$—	$—	$—	$—	$—	$—	$163,628
Notes payable to banks	34,357	26,920	1,021	3,909	—	—	—	66,207
SBA debentures	24,450	12,000	4,500	—	—	—	18,985	59,935
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$255,435	$38,920	$5,521	$3,909	$—	$—	$18,985	$322,770

Interest rate gap	($181,961)	$18,419	$172,046	$36,707	$33,102	$2,696	($17,880)	$63,129

Cumulative interest rate gap (2)	($181,961)	($163,542)	$8,504	$45,211	$78,313	$81,009	$63,129	—

December 31, 2011 (2)	($163,313)	($124,585)	($29,456)	$30,710	$63,680	$70,283	$46,894	—
December 31, 2010 (2)	($121,343)	($85,323)	$33,820	$39,954	$62,579	$62,709	$48,006	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (47%), (40%), and (28%), as of December 31, 2012, 2011, and 2010, and was (40%), (26%), and (29%) on a combined basis with Medallion Bank.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($75,090) or (19%) for December 31, 2012, compared to ($57,386) or (14%) and ($30,928) or (7%) for December 31, 2011 and 2010, and was ($213,406) or (19%), ($60,584) or (6%), and ($114,994) or (12%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $385,899,000 and interest rate sensitive liabilities were $322,770,000 at December 31, 2012. The one-year cumulative interest rate gap was a negative $181,961,000 or 47% of interest rate sensitive assets, compared to a negative $163,313,000 or 40% at December 31, 2011 and $121,343,000 or 28% at December 31, 2010. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $75,090,000 or 19% at December 31, 2012. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,103,169,000 and interest rate sensitive liabilities were $924,921,000 at December 31, 2012. The one-year cumulative interest rate gap was a negative $442,219,000 or 40% of interest rate sensitive assets, compared to a negative $272,395,000 or 26% and $289,178,000 or 29% at December 31, 2011 and 2010. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $213,406,000 or 19% at December 31, 2012.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, we entered into contracts to purchase interest rate caps on $622,000,000 of notional value of principal from various multinational banks, of which $150,000,000 are active with termination dates ranging to July 2015. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $477,000 were generally fully expensed when paid, including $70,000, $93,000, and $142,000 in 2012, 2011, and 2010, and all are carried at $0 on the balance sheet at December 31, 2012.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to purchase debentures from the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $36,372,000 of availability, $60,000,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $5,000,000, which was committed in January 2013.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $61,500,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $24,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at December 31, 2012. See Note 4 to the consolidated financial statements on page F-16 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$163,628	51%	1.24%
Notes payable to banks	66,207	20	3.09
SBA debentures	59,935	19	4.91
Preferred securities	33,000	10	2.44

Total outstanding debt	$322,770	100%	2.43

Deposits and fed funds purchased at Medallion Bank	602,151	—	0.69%

Total outstanding debt, including Medallion Bank	$924,921	—	1.30

(1)	Weighted average contractual rate as of December 31, 2012.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2012.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$163,628	$—	$—	$—	$—	$—	$163,628
Notes payable to banks	16,028	45,249	1,021	3,909	—	—	66,207
SBA debentures	19,450	12,000	4,500	—	—	23,985	59,935
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$199,106	$57,249	$5,521	$3,909	$—	$56,985	$322,770

Deposits and fed funds purchased at Medallion Bank	411,909	130,456	38,139	16,684	4,963	—	602,151

Total, including Medallion Bank	$611,015	$187,705	$43,660	$20,593	$4,963	$56,985	$924,921

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2012 by approximately $1,282,000 on an annualized basis, compared to a positive impact of $1,477,000 at December 31, 2011, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,880,000) at December 31, 2012, compared to ($1,665,000) for December 31, 2011. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2012. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2011
Cash	$11,044	$3,989	$6,759	$2,734	$2,349	$—	$26,875	$29,352
Bank loans	50,214	75,993	—	—	—	—	$126,207	$147,228
Amounts undisbursed	16,000	44,000 (1)	—	—	—	—	60,000	72,700
Amounts outstanding	34,214	31,993	—	—	—	—	66,207	74,528
Average interest rate	2.99%	3.20%	—	—	—	—	3.09%	3.77%
Maturity	4/13-1/16	4/13-1/15	—	—	—	—	4/13-1/16	3/12-2/17
Preferred securities	33,000	—	—	—	—	—	$33,000	$33,000
Average interest rate	2.44%	—	—	—	—	—	2.44%	7.68%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	200,000	—	—	—	—	$200,000	$200,000
Amounts undisbursed	—	36,372	—	—	—	—	36,372	19,434
Amounts outstanding	—	163,628	—	—	—	—	163,628	180,566
Average interest rate	—	1.24%	—	—	—	—	1.24%	1.45%
Maturity	—	12/13	—	—	—	—	12/13	12/13
SBA debentures(2)	—	—	25,500	—	34,435	—	$59,935	$74,685
Amounts undisbursed	—	—	—	—	—	—	—	5,000
Amounts outstanding	—	—	25,500	—	34,435	—	59,935	69,685
Average interest rate	—	—	4.35%	—	5.33%	—	4.91%	5.44%
Maturity	—	—	3/14-3/23	—	3/13-3/21	—	3/13-3/23	9/12-3/21

Total cash and amounts remaining undisbursed under credit facilities	$27,044	$84,361	$6,759	$2,734	$2,349	$—	$123,247	$126,486

Total debt outstanding	$67,214	$195,621	$25,500	$—	$34,435	$—	$322,770	$357,779

Including Medallion Bank
Cash	—	—	—	—	—	$24,770	$24,770	$28,626
Deposits	—	—	—	—	—	602,151	602,151	514,329
Average interest rate	—	—	—	—	—	0.69%	0.69%	0.73%
Maturity	—	—	—	—	—	1/13-10/17	1/13-10/17	1/12-12/14
Total cash and amounts remaining undisbursed under credit facilities	$27,044	$84,361	$6,759	$2,734	$2,349	$24,770	$148,017	$155,112
Total debt outstanding	$67,214	$195,621	$25,500	$—	$34,435	$602,151	$924,921	$872,108

(1)	$36,000 of this availability can also be used by the Company.

(2)	In January 2013, the SBA awarded $20,000 of commitments to purchase debentures, exercisable through September, 2017.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $36,372,000 under our revolving credit agreement with DZ Bank as of December 31, 2012. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 revises ASC Topic 350 (Intangibles-Goodwill and Other) by allowing an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Prior to the update, an entity was required to assess indefinite-lived intangible assets for impairment by comparing the fair value of an asset to its carrying amount. The update is effective for fiscal years beginning after September 15, 2012. We do not believe the adoption of the standard will have an impact on our financial condition or results of operation.

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to offsetting and related arrangements. The FASB further clarified the scope of ASU 2011-11 in January 2013 with the issuance of Accounting Standards Update (ASU) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. As the amendment impacts disclosures only, it will not have an effect on our financial condition or results of operation.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of December 31, 2012 by approximately $1,282,000 on an annualized basis, compared to a positive impact of $1,477,000 at December 31, 2011, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,880,000) at December 31, 2012, compared to ($1,665,000) for December 31, 2011. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2012 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2012 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company including the consolidated summary schedule of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2012, and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ WeiserMazars LLP

New York, New York

March 12, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2013 for its fiscal year 2013 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2013 for our fiscal year 2013 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2013 for our fiscal year 2013 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2013 for our fiscal year 2013 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2013 for our fiscal year 2013 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Employment Agreement, dated August 3, 2006, by and between Medallion Financial Corp. and Michael Kowalsky. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.5	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.6	First Amended and Restated 2006 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 3 to Form 40-APP filed on June 18, 2012(File No. 812-13666) and incorporated by reference herein.*

10.7	2009 Employee Restricted Stock Plan. Filed as Exhibit I to our definitive proxy statement for our 2010 Annual Meeting of Shareholders filed on April 29, 2010 (File No. 814-00188) and incorporated by reference herein.*

10.8	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.9	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.10	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.11	Amended and Restated Loan and Security Agreement, dated as of March 28, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.12	First Amendment to Amended and Restated Loan and Security Agreement, dated September 1, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2011 (File No. 814-00188) and incorporated by reference herein.

10.13	Second Amendment to Amended and Restated Loan and Security Agreement, dated January 8, 2013, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2013 (File No. 814-00188) and incorporated by reference herein.

10.14	Amended and Restated Unlimited Guaranty, dated March 28, 2011, by Medallion Funding LLC, in favor of Sterling National Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.15	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.16	Commitment Letter, dated September 20, 2006, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on October 10, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.17	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 7, 2010. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.18	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on September 8, 2010. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.19	Commitment Letter, dated January 25, 2013, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on January 28, 2013. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2013 (File No. 814-00188) and incorporated by reference herein.

10.20	Commitment Letter, dated February 6, 2013, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on February 13, 2013. Filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 14, 2013 (File No. 814-00188) and incorporated by reference herein.

10.21	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.22	Amended and Restated Trust Agreement, dated as of June 7, 2007, among Medallion Financial Corp. as depositor, Wilmington Trust Company as property trustee and Delaware trustee and the Administrative Trustees named therein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.23	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.24	Loan and Security Agreement, dated as of December 12, 2008, among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.25	Amendment No. 1 to Loan and Security Agreement, dated as of August 5, 2009, by and among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009 (File No. 814-00188) and incorporated by reference herein.

10.26	Servicing Agreement, dated as of December 12, 2008, by and among Taxi Medallion Loan Trust III, Medallion Funding Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.27	Loan Sale and Contribution Agreement, dated December 12, 2008, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust III. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.28	Amended and Restated Trust Agreement, dated as of December 12, 2008, by and between Medallion Funding Corp. and US Bank Trust, N.A. Filed as Exhibit 10.4 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.29	Limited Recourse Guaranty, dated as of December 12, 2008, by Medallion Funding Corp., in favor of Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.30	Performance Guaranty, dated as of December 12, 2008, by Medallion Financial Corp., in favor of Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.31	Reaffirmation Agreement, dated as of February 26, 2010, by and among Medallion Funding LLC, Taxi Medallion Loan Trust III, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, in its capacity as Agent, and Wells Fargo Bank, National Association. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 5, 2010 (File No. 814-00188) and incorporated by reference herein.

10.32	Custodial Agreement, dated as of December 12, 2008, among DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, Taxi Medallion Loan Trust III, Wells Fargo Bank, National Association, and Medallion Funding Corp. Filed as Exhibit j.2 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.33	Custodian Agreement, effective July 23, 2003, among Wells Fargo Bank Minnesota, National Association, as custodian, and Medallion Financial Corp., Medallion Funding Corp. and Freshstart Venture Capital Corp. Filed as Exhibit j.1 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity. Filed herewith.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of WeiserMazars LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of December 31, 2012 and 2011. Filed herewith.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

Date: March 12, 2013

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein	Chairman of the Board of Directors	March 12, 2013
Alvin Murstein	and Chief Executive Officer (Principal Executive Officer)

/s/ Larry D. Hall	Senior Vice President and Chief Financial Officer	March 12, 2013
Larry D. Hall	(Principal Financial and Accounting Officer)

/s/ Andrew M. Murstein	President and Director	March 12, 2013
Andrew M. Murstein

/s/ Henry L. Aaron	Director	March 12, 2013
Henry L. Aaron

/s/ Mario M. Cuomo	Director	March 12, 2013
Mario M. Cuomo

/s/ Henry D. Jackson	Director	March 12, 2013
Henry D. Jackson

/s/ Stanley Kreitman	Director	March 12, 2013
Stanley Kreitman

/s/ Frederick A. Menowitz	Director	March 12, 2013
Frederick A. Menowitz

/s/ David L. Rudnick	Director	March 12, 2013
David L. Rudnick

/s/ Lowell P. Weicker, Jr.	Director	March 12, 2013
Lowell P. Weicker, Jr.

MEDALLION FINANCIAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the consolidated summary schedule of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2012 and the selected financial ratios and other data (see note 13) for each of the five years in the five-year period ended December 31, 2012. We have also audited the consolidated schedules of investments in and advances to affiliates as of and for the years ended December 31, 2012 and 2011. These consolidated financial statements, selected financial ratios and other data, and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements, selected financial ratios and other data, and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements, selected financial ratios and other data, and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2012 and 2011, and the performance of other auditing procedures when applicable. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected financial ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of their operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2012 and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2012, in conformity with US generally accepted accounting principles. Also, in our opinion, the consolidated schedules of investments in and advances to affiliates, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control- Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ WeiserMazars LLP

New York, New York

March 12, 2013

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010
Interest income on investments	$20,301	$30,225	$31,918
Dividends and interest income on short-term investments (1)	10,570	5,606	4,111
Medallion lease income	1,473	1,396	1,224

Total investment income	32,344	37,227	37,253

Total interest expense(2)	10,858	13,538	14,585

Net interest income	21,486	23,689	22,668

Total noninterest income	1,135	1,185	3,533

Salaries and benefits	8,862	8,480	10,539
Professional fees	1,381	1,515	2,339
Occupancy expense	828	911	1,330
Other operating expenses (3)	2,785	3,205	2,120

Total operating expenses	13,856	14,111	16,328

Net investment income before income taxes(1) (4)	8,765	10,763	9,873
Income tax (provision) benefit	—	—	—

Net investment income after income taxes	8,765	10,763	9,873

Net realized losses on investments	(6,731)	(546)	(7,638)

Net change in unrealized appreciation (depreciation) on investments	14,587	1,278	(3,491)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	7,896	7,668	12,535

Net unrealized appreciation on investments	22,483	8,946	9,044

Net realized/unrealized gains on investments	15,752	8,400	1,406

Net increase in net assets resulting from operations	$24,517	$19,163	$11,279

Net increase in net assets resulting from operations per common share
Basic	$1.23	$1.10	$0.64
Diluted	$1.21	$1.09	$0.64

Dividends declared per share	$0.85	$0.74	$0.61

Weighted average common shares outstanding
Basic	19,912,883	17,426,097	17,501,414
Diluted	20,180,694	17,659,831	17,631,928

(1)	Includes $10,500, $5,500, and $4,000 of dividend income in 2012, 2011, and 2010 from Medallion Bank.

(2)	Average borrowings outstanding were $314,380, $359,659, and $366,643, and the related average borrowing costs were 3.45%, 3.76%, and 3.98% for the years ended December 31, 2012, 2011, and 2010.

(3)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s that were reclassified to realized losses on investments and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC in 2010. See notes 10 and 12 for additional information.

(4)	Includes $717, $889, and $3,422 of net revenues received from Medallion Bank for the years ended December 31, 2012, 2011, and 2010 primarily for servicing fees, loan origination fees, and expense reimbursements. See notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2012	December 31, 2011
Assets
Medallion loans, at fair value	$294,388	$307,167
Commercial loans, at fair value (1)	56,919	54,159
Investment in Medallion Bank and other controlled subsidiaries, at fair value	99,083	85,932
Equity investments, at fair value	4,620	4,577
Investment securities, at fair value	—	—

Net investments ($236,357 at December 31, 2012 and $252,660 at December 31, 2011 pledged as collateral under borrowing arrangements)	455,010	451,835
Cash and cash equivalents ($0 at December 31, 2012 and 2011 restricted as to use by lender)	26,875	29,352
Accrued interest receivable	957	1,120
Fixed assets, net	601	466
Goodwill, net	5,069	5,069
Other assets, net	54,953	49,189

Total assets	$543,465	$537,031

Liabilities
Accounts payable and accrued expenses	$3,144	$6,040
Accrued interest payable	1,233	1,708
Funds borrowed	322,770	357,779

Total liabilities	327,147	365,527

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 23,251,937 shares at December 31, 2012 and 19,320,303 shares at December 31, 2011 issued)	233	193
Treasury stock at cost (1,600,733 shares at December 31, 2012 and 2011)	(14,304)	(14,304)
Capital in excess of par value	217,621	180,981
Accumulated undistributed net investment loss	(13,189)	(6,737)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	25,957	11,371

Total shareholders’ equity (net assets)	216,318	171,504

Total liabilities and shareholders’ equity	$543,465	$537,031

Number of common shares outstanding	21,651,204	17,719,570
Net asset value per share	$9.99	$9.68

(1)	Includes a $3,081 loan to an entity which is majority owned by one of our controlled subsidiaries.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010
Net investment income after income taxes	$8,765	$10,763	$9,873
Net realized losses on investments	(6,731)	(546)	(7,638)
Net unrealized appreciation on investments	22,483	8,946	9,044

Net increase in net assets resulting from operations	24,517	19,163	11,279

Investment income, net	(7,695)	(12,251)	(10,511)
Return of capital	(8,688)	—	—
Realized gains from investment transactions, net	—	—	—

Dividends and distributions to shareholders (1)	(16,383)	(12,251)	(10,511)

Issuance of common stock(2)	34,655	—	—
Stock – based compensation expense	910	228	223
Exercise of stock options	1,115	1,677	10
Treasury stock acquired	—	(78)	(1,213)

Capital share transactions	36,680	1,827	(980)

Total increase (decrease) in net assets	44,814	8,739	(212)
Net assets at the beginning of the year	171,504	162,765	162,977

Net assets at the end of the year(3)	$216,318	$171,504	$162,765

Capital share activity
Common stock issued, beginning of year	19,320,303	18,992,319	18,990,119
Issuance of common stock(2)	3,500,000	—	—
Exercise of stock options	210,610	248,316	2,200
Issuance of restricted stock, net	221,024	79,668	—

Common stock issued, end of year	23,251,937	19,320,303	18,992,319

Treasury stock, beginning of year	(1,600,733)	(1,592,086)	(1,414,242)
Treasury stock acquired	—	(8,647)	(177,844)

Treasury stock, end of year	(1,600,733)	(1,600,733)	(1,592,086)

Common stock outstanding	21,651,204	17,719,570	17,400,233

(1)	Dividends declared were $0.85, $0.74, and $0.61 per share for the years ended December 31, 2012, 2011, and 2010.

(2)	On May 21, 2012, the Company sold 3,500,000 shares at an offering price of $10.72 per share, resulting in net proceeds after closing costs, underwriting commissions, etc. of $34,655 as of December 31, 2012.

(3)	Includes $0, $1,134, and $2,941 of undistributed net investment income and $0, $0, and $0 of undistributed net realized gains on investments at December 31, 2012, 2011, and 2010.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$24,517	$19,163	$11,279
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	1,218	1,316	1,421
(Accretion) amortization of origination costs, net	132	58	(333)
Increase in net unrealized (appreciation) depreciation on investments	(14,587)	(1,278)	3,491
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(7,896)	(7,668)	(12,535)
Net realized losses on investments	6,731	546	7,638
Stock-based compensation expense	910	228	223
Decrease in accrued interest receivable	164	321	220
(Increase) decrease in other assets, net	2,303	(4,012)	(2,025)
Increase (decrease) in accounts payable and accrued expenses	(2,897)	939	(2,366)
Decrease in accrued interest payable	(475)	(206)	(294)

Net cash provided by operating activities	10,120	9,407	6,719

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(169,051)	(198,084)	(219,737)
Proceeds from principal receipts, sales, and maturities of investments	177,632	233,875	213,139
(Investments in) capital returned by Medallion Bank and other controlled subsidiaries, net	(5,255)	474	(2,179)
Capital expenditures	(301)	(216)	(336)

Net cash provided by (used for) investing activities	3,025	36,049	(9,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	100,325	201,689	173,790
Repayments of funds borrowed	(125,584)	(213,879)	(167,780)
Issuance of SBA debentures	5,000	7,485	8,500
Repayments of SBA debentures	(14,750)	(18,050)	(16,500)
Proceeds from issuance of common stock, net	34,655	—	—
Proceeds from exercise of stock options	1,115	1,677	10
Purchase of treasury stock at cost	—	(78)	(1,213)
Payments of declared dividends	(16,383)	(12,251)	(10,511)

Net cash used for financing activities	(15,622)	(33,407)	(13,704)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,477)	12,049	(16,098)
CASH and cash equivalents, beginning of year	29,352	17,303	33,401

CASH and cash equivalents, end of year	$26,875	$29,352	$17,303

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$10,280	$12,598	$13,676
Cash paid during the year for income taxes	—	—	—
Non-cash investing activities-net transfers to (from) other assets	—	303	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In December 2008, MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $204,807,000 at December 31, 2012, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

In June 2007, the Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,160,000 at December 31, 2012, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

In December 2006, September 2006, and previously in June 2003, MFC through several wholly-owned and newly formed subsidiaries which, along with an existing subsidiary (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions out of foreclosure which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $43,588,000 in other assets on the consolidated balance sheet at December 31, 2012, compared to $34,078,000 a year ago.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 23% and 20% of the investment portfolio at December 31, 2012 and 2011, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $811,000 and $2,456,000 at December 31, 2012 and 2011, and non-marketable securities of $3,809,000 and $2,121,000 in the comparable periods. The $99,083,000 and $85,932,000 related to portfolio investments in controlled subsidiaries at December 31, 2012 and 2011 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 65% and 68% of the Company’s investment portfolio at December 31, 2012 and 2011 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 71% and 74% were in New York City at December 31, 2012 and 2011. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (12% at December 31, 2012 and 2011) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, administrative and support services, accommodation and food services, retail trade and various other industries. Approximately 31% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 22%, 1%, and 0% at December 31, 2012, and 19%, 1%, and 0% at December 31, 2011.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 60% and 63% at December 31, 2012 and 2011 (78% in New York City), commercial loans were 12% and 13%, and 25% and 20% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 2% and 3% at December 31, 2012 and 2011, and equity investments (including investments in controlled subsidiaries) were 1% at both year ends.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2012 and 2011, net loan origination costs were $127,000 and $304,000. Net amortization income (expense) for the years ended December 31, 2012, 2011, and 2010 was $132,000, $58,000, and $333,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2012 and 2011, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2012, 2011, and 2010.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2012, 2011, and 2010, total non-accrual loans were $20,607,000, $25,795,000, and $22,477,000, and represented 6%, 7%, and 5% of the gross medallion and commercial loan portfolio at each year end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $8,496,000, $12,311,000, and $10,612,000 as of December 31, 2012, 2011, and 2010, of which $3,196,000, $4,349,000, and $3,503,000 would have been recognized in the years ended December 31, 2012, 2011, and 2010. The reduction in nonaccrual interest foregone and principal balances reflects the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $452,057,000 and $432,385,000 at December 31, 2012 and 2011, and included $406,956,000 and $370,068,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of December 31, 2012 and 2011. In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on net investments was $25,957,000, $11,371,000, and $10,093,000 as of December 31, 2012, 2011, and 2010. Our investment in Medallion Bank, a wholly owned portfolio investment, is a also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2012, 2011, and 2010.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties (1)	Total
Balance December 31, 2009	$—	($4,236)	($8,101)	$18,956	$6,619
Net change in unrealized
Appreciation on investments	—	—	545	2,153	2,698
Depreciation on investments	—	(7,172)	(475)	—	(7,647)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments(2)	—	191	8,232	—	8,423

Balance December 31, 2010	—	(11,217)	201	21,109	10,093
Net change in unrealized
Appreciation on investments	—	—	825	3,518	4,343
Depreciation on investments	—	(5,708)	79	(63)	(5,692)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	2,627	—	—	2,627

Balance December 31, 2011	—	(14,298)	1,105	24,564	11,371
Net change in unrealized
Appreciation on investments	—	—	(1,266)	9,129	7,863
Depreciation on investments	—	(759)	3	(3)	(759)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	7,213	202	67	7,482

Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957

(1)	Foreclosed properties all held in other assets on the consolidated balance sheet.

(2)	Includes the reversal of unrealized depreciation of $7,720 related to the investments in SPAC and SPAC 2 which were written off in 2010. See Note 10 for additional information on these investments.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2012, 2011, and 2010.

(Dollars in thousands)	2012	2011	2010
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($1,266)	$825	$545
Unrealized depreciation	(755)	(5,629)	(7,139)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries(1)	7,896	7,668	12,535
Realized gains	—	—	—
Realized losses(2)	7,415	2,627	950
Unrealized gains on foreclosed properties and other assets	9,193	3,455	2,153

Total	$22,483	$8,946	$9,044

Net realized gains (losses) on investments
Realized gains	$—	$—	$—
Realized losses(3)	(7,415)	(2,627)	(8,423)
Other gains	516	2,171	1,581
Direct recoveries (charge-offs) (4)	242	(90)	(796)
Realized losses on foreclosed properties and other assets	(74)	—	—

Total	($6,731)	($546)	($7,638)

(1)	Includes the reversal of $6,966 of net unrealized depreciation related to the investment in SPAC, including $508 that was recorded in 2010, and which was written off in 2010.
(2)	Includes the reversal unrealized depreciation of $759 related the investment in SPAC which was written off in 2010, and which was carried in other assets on the consolidated balance sheet.
(3)	Represents the writeoffs related to the investments in SPAC and SPAC 2 in 2010. See Note 10 for additional information on these investments.
(4)	Includes $817 of direct chargeoffs related to the settlement of the liabilities associated with the writeoff of SPAC and SPAC 2 in 2010, all of which represented a reversal of accrued expenses.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of December 31, 2012 and 2011.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment
With no related allowance recorded, December 31, 2012
Medallion	$—	$—	$—
Commercial (1) (2) (3)	$20,607	$28,391	$25,367

(1)	As of December 31, 2012, $7,729 of unrealized depreciation has been recorded as a valuation allowance with regards to the impaired commercial loans.
(2)	Interest income of $109 attributed to commercial loans was recognized during the year.
(3)	Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $7,784, which is included in the non accrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment
With no related allowance recorded, December 31, 2011
Medallion	$—	$—	$—
Commercial (1) (2) (3)	$25,795	$31,735	$25,565

(1)	As of December 31, 2011, $14,157 of unrealized depreciation has been recorded as a valuation allowance with regards to the impaired commercial loans.
(2)	Interest income of $1,081 attributed to commercial loans was recognized during the year.
(3)	Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $5,940, which is included in the non accrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10.

The following tables show the aging of medallion and commercial loans as of December 31, 2012 and 2011.

December 31, 2012	Days Past Due			Total			Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +		Current	Total
Medallion loans	$3,105	$1,047	$—	$4,152	$290,031	$294,183	$—

Commercial loans
Secured mezzanine	—	—	2,380	2,380	47,076	49,456	—
Asset-based receivable	—	—	—	—	7,631	7,631	—
Other secured commercial	437	56	—	493	7,261	7,754	—

Total commercial loans	437	56	2,380	2,873	61,968	64,841	—

Total	$3,542	$1,103	$2,380	$7,025	$351,999	$359,024	$—

December 31, 2011	Days Past Due			Total			Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +		Current	Total
Medallion loans	$4,316	$556	$35	$4,907	$301,864	$306,771	$35

Commercial loans
Secured mezzanine	—	2,415	14,930	17,345	34,277	51,622	—
Asset-based receivable	—	—	—	—	9,388	9,388	—
Other secured commercial	104	—	390	494	7,045	7,539	—

Total commercial loans	104	2,415	15,320	17,839	50,710	68,549	—

Total	$4,420	$2,971	$15,355	$22,746	$352,574	$375,320	$35

In addition to the loan portfolio delinquencies as described above, the receivable from bonuses related to certain investments of $6,468,000 was delinquent for more than 91 days at December 31, 2012 and which is carried in other assets on the consolidated balance sheet.

The following table shows troubled debt restructurings which the Company entered into during the year ended December 31, 2012.

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

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of December 31, 2012 and 2011, and that the impairment testing of goodwill is not required. For 2010 and prior periods, the Company tested its goodwill for impairment, and engaged a consultant to help management evaluate its carrying value. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of December 31, 2012. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $166,000, $170,000, and $218,000 for the years ended December 31, 2012, 2011, and 2010.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $1,016,000, $1,052,000, and $1,060,000 for the years ended December 31, 2012, 2011, and 2010. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off, including $759,000 related to the investment in SPAC 2, which was fully reserved for in 2009 and written off in 2010, and $485,000 related to costs associated with a canceled equity offering in 2010. The amounts on the balance sheet for all of these purposes were $1,337,000 and $2,206,000 at December 31, 2012 and 2011.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2011 and 2010, and anticipates qualifying and filing as a RIC for 2012. As a result, no provisions for income taxes have been recorded for the years ended December 31, 2012, 2011, and 2010. State and local tax treatment follows the federal model.

The Company has filed tax returns in many states. Federal, New York State, and New York City tax filings of the Company for the tax years 2009 through the present are the more significant filings that are open for examination.

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

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Net increase in net assets resulting from operations available to common shareholders	$24,517	$19,163	$11,279

Weighted average common shares outstanding applicable to basic EPS	19,912,883	17,426,097	17,501,414
Effect of dilutive stock options	199,670	218,448	130,514
Effect of restricted stock grants	68,141	15,286	—

Adjusted weighted average common shares outstanding applicable to diluted EPS	20,180,694	17,659,831	17,631,928

Basic earnings per share	$1.23	$1.10	$0.64
Diluted earnings per share	1.21	1.09	0.64

Potentially dilutive common shares excluded from the above calculations aggregated 159,720, 290,396, and 1,005,171 shares as of December 31, 2012, 2011, and 2010.

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

The Company elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. During 2012 and 2011, the Company issued 221,693 and 79,800 restricted shares of stock-based compensation awards, and during 2012 and 2010, the Company issued 8,000 and 68,500 shares of other stock-based compensation awards, and recognized $910,000, $228,000, and $223,000, or $0.05, $0.01, and $0.01 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2012, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $2,212,000, which is expected to be recognized over the next 12 quarters (see Note 5).

Dividends to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Dividends paid from
Investment income, net	$7,695	$12,251	$10,511
Return of capital	8,688	—	—
Realized gains from investment transactions, net	—	—	—

Total dividends	$16,383	$12,251	$10,511

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2012, the Company has no undistributed net investment income or realized gains.

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. Beginning in 2009, the Company entered into contracts to purchase interest rate caps on $622,000,000 of notional value of principal from various multinational banks, of which $150,000,000 are active with termination dates ranging to July 2015. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases of $477,000 were generally fully expensed when paid, including $70,000, $93,000, and $142,000 in 2012, 2011, and 2010, and all are carried at $0 on the balance sheet at December 31, 2012.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2012, 2011, and 2010.

(Dollars in thousands)	2012	2011	2010
Statement of comprehensive income
Investment income	$56,467	$51,291	$47,273
Interest expense	5,094	6,058	7,478

Net interest income	51,373	45,233	39,795
Noninterest income	437	635	520
Operating expenses	15,741	13,756	10,827

Net investment income before income taxes	36,069	32,112	29,488
Income tax provision	12,097	9,487	6,718

Net investment income after income taxes	23,972	22,625	22,770
Net realized/unrealized losses of Medallion Bank	(4,426)	(6,850)	(11,502)

Net increase in net assets resulting from operations of Medallion Bank	19,546	15,775	11,268
Unrealized depreciation on Medallion Bank (1)	(10,763)	(6,635)	(5,230)
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	(887)	(1,472)	6,497

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$7,896	$7,668	$12,535

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Loans	$664,381	$561,865
Investment securities, at fair value	22,122	26,537
Net investments ($0 pledged as collateral under borrowing arrangements at December 31, 2012 and 2011) (1)	686,503	588,402
Cash ($0 at December 31, 2012 and 2011 restricted as to use by lender)	24,770	28,626
Other assets, net	12,100	11,881

Total assets	$723,373	$628,909

Other liabilities	$1,643	$4,316
Due to affiliates	1,462	964
Deposits and federal funds purchased, including accrued interest payable	602,635	514,779

Total liabilities	605,740	520,059
Medallion Bank equity (2)	117,633	108,850

Total liabilities and equity	$723,373	$628,909

Investment in other controlled subsidiaries	$6,914	$3,080
Total investment in Medallion Bank and other controlled subsidiaries	99,083	85,932

(1)	Included in Medallion Bank’s net investments is $96 and $183 for purchased loan premium at December 31, 2012 and 2011.

(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2012 and 2011, the net premium on investment securities totaled $336,000 and $403,000, and $177,000, $76,000, and $67,000 was amortized to interest income for the years ended December 31, 2012, 2011, and 2010.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2012 and 2011, net loan origination costs were $7,019,000 and $5,597,000. Net amortization expense for the years ended December 31, 2012, 2011, and 2010 was $2,334,000, $2,188,000, and $2,242,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2012, $2,451,000 or 1% of consumer loans, and no commercial and medallion loans were on nonaccrual, compared to $2,264,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2011, and $2,686,000 or 1% of consumer loans, $329,000 or less than 1% of commercial loans, and no medallion loans on nonaccrual at December 31, 2010. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was immaterial for all periods presented.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. Adjustments to the value of this portfolio are based on the historical loan loss data obtained from the seller and our own historical loan loss data developed since 2004, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2012 and 2011 was $1,249,000 and $1,250,000, and $1,140,000, $1,053,000, and $1,007,000 was amortized to interest expense during 2012, 2011, and 2010. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2012	December 31, 2011	Interest Rate (1)
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter
Deposits and federal funds purchased	$411,909	$130,456	$38,139	$16,684	$4,963	$—	$602,151	$514,329	0.69%

(1)	Weighted average contractual rate as of December 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to the Company of $10,500,000 in 2012, $5,500,000 in 2011, and $4,000,000 in 2010.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of December 31, 2012 and 2011, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of December 31, 2012, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		December 31, 2012	December 31, 2011
(Dollars in Thousands)	Minimum	Well-capitalized
Tier 1 capital	$—	$—	$116,026	$107,009
Total capital	—	—	124,791	114,504
Average assets	—	—	711,794	604,329
Risk-weighted assets	—	—	695,306	592,528
Leverage ratio (1)	4%	5%	16.3%	17.7%
Tier 1 capital ratio (2)	4	6	16.7	18.1
Total capital ratio (2)	8	10	18.0	19.3

(1)	Calculated by dividing Tier 1 capital by average assets.

(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending December 31,						December 31, 2012	December 31, 2011	Interest Rate (1)
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter
Revolving lines of credit	$163,628	$—	$—	$—	$—	$—	$163,628	$180,566	1.24%
Notes payable to banks	16,028	45,249	1,021	3,909	—	—	66,207	74,528	3.09
SBA debentures	19,450	12,000	4,500	—	—	23,985	59,935	69,685	4.91
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.44

Total	$199,106	$57,249	$5,521	$3,909	$—	$56,985	$322,770	$357,779	2.43

(1)	Weighted average contractual rate as of December 31, 2012.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $163,628,000 was outstanding at December 31, 2012. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.21% at December 31, 2012) plus 0.75%, or 90 day LIBOR (0.31% at December 31, 2012) plus 0.50%; plus 0.95%.

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

(B) SBA DEBENTURES

In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of December 31, 2012, $111,985,000 of commitments had been fully utilized, and there was no remaining availability, and $59,935,000 was outstanding at December 31, 2012.

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

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on our consolidated balance sheets. The table below summarizes the key attributes of our various borrowing arrangements with banks as of December 31, 2012.

(Dollars in thousands)
Borrower	# of Banks/ Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at December 31, 2012	Monthly Payment	Average Interest Rate at December 31, 2012	Interest Rate Index (1)
MFC	3/3	1/10 -9/10	9/13 -1/15	Participated loans treated as financings	$1,571	$1,459	Proportionate to the payments received on the participated loans	4.06%	4.06% (4)
Medallion Chicago	3/28	12/11	12/14	Term loans secured by owned Chicago medallions (2)	26,152	25,534	$124 principal & interest	3.25%	N/A
The Company	3/3	1/09 -7/11	6/13 - 1/16	Participated loans treated as financings	11,272	11,214	Proportionate to the payments received on the participated loans	3.08%	N/A
The Company	3/4	4/11 - 12/12	4/13 - 6/15	Revolving line of credit secured by pledged loans	35,000	23,000	Interest only	2.95% + 0.25% unused fee	LIBOR + 2%, 3% floor; LIBOR + 2.5%; or LIBOR + 2% or Prime – 0.5%, 3% floor
MFC	3/3	1/05 - 8/11	4/13 - 8/13	Revolving line of credit secured by pledged loans (3)	53,000	5,000	Interest only	2.71%	Prime + 0.50%; LIBOR + 2.5%, or LIBOR + 2%, 3% floor

					$126,995	$66,207

(1)	At December 31, 2012, 30 day LIBOR was 0.21%, 360 day LIBOR was 0.84%, and the prime rate was 3.25%.

(2)	$15,708 guaranteed by the Company.

(3)	$25,000 guaranteed by the Company, and effective April 2012, $20,000 of one of the bank notes is also available for use by the Company.

(4)	One $1,021 loan remains fixed to term at 3.50%, one $382 loan remains fixed to term at 5.50%, and one $56 note reprices on its one year anniversary date at the greater of the current interest rate, or the prime rate plus 0.50%.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.31% at December 31, 2012) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At December 31, 2012, $33,000,000 was outstanding on the preferred securities.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At December 31, 2012, 153,155 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of December 31, 2012, 499,308 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock issuable under the Amended Director Plan, and as of December 31, 2012, 100,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At December 31, 2012, 971,500 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 942,333 options were exercisable, and there were 300,317 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.25 and $0.96 per share for the years ended December 31, 2012 and 2010, and there were no options granted during 2011. The following assumption categories are used to determine the value of any option grants.

	Year ended December 31,
	2012	2011	2010
Risk free interest rate	1.09%	NA	2.77%
Expected dividend yield	7.53	NA	8.00
Expected life of option in years (1)	6.00	NA	6.00
Expected volatility (2)	30.00	NA	30.00

(1)	Expected life is calculated using the simplified method.

(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the Amended Director Plan for the years ended December 31, 2012, 2011, and 2010.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,475,932	$3.50-17.94	$8.93
Granted	68,500	7.17-8.21	8.06
Cancelled	(46,264)	9.22-17.94	13.79
Exercised (1)	(2,200)	4.85	4.85

Outstanding at December 31, 2010	1,495,968	3.50-14.63	8.75
Granted	—	—	—
Cancelled	(68,089)	4.85-14.63	12.35
Exercised (1)	(248,316)	3.87-11.21	6.75

Outstanding at December 31, 2011	1,179,563	3.50-13.06	8.96
Granted	8,000	11.53-12.55	11.91
Cancelled	(5,453)	4.85	4.85
Exercised (1)	(210,610)	3.50-11.21	5.29

Outstanding at December 31, 2012 (2)	971,500	$3.50-13.06	$9.80

Options exercisable at
December 31, 2010	1,232,807	$3.50-14.63	$8.73
December 31, 2011	1,111,007	3.50-13.06	9.02
December 31, 2012 (2)	942,333	3.50-13.06	9.83

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $1,308,000, $1,184,000, and $8,000 for 2012, 2011, and 2010.

(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2012 and the related exercise price of the underlying options, was $2,083,000 for outstanding options and $1,999,000 for exercisable options as of December 31, 2012.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan, which commenced activity during 2011.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2010	—	$—	$—
Granted	79,800	7.99-11.53	8.48
Cancelled	(132)	7.99	7.99
Vested (1)	—	—	—

Outstanding at December 31, 2011	79,668	7.99-11.53	8.48
Granted	221,693	11.08-12.55	11.56
Cancelled	(669)	7.99-11.53	10.32
Vested (1)	(375)	7.99	7.99

Outstanding at December 31, 2012 (2)	300,317	$7.99-12.55	$10.76

(1)	The aggregate fair value of the restricted stock vested was $4.000 and $0 for 2012 and 2011.

(2)	The aggregate fair value of the restricted stock was $3,526,000 as of December 31, 2012.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2012.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2011	68,556	$7.17-8.21	$7.89
Granted	8,000	11.53-12.55	11.91
Cancelled	—	—	—
Vested	(47,389)	7.17-11.53	7.94

Outstanding at December 31, 2012	29,167	$7.17-12.55	$8.92

The intrinsic value of the options vested was $128,000, $57,000, and $3,000 in 2012, 2011, and 2010.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2012 under the 1996 and 2006 Stock Option Plans and the Amended Director Plan.

	Options Outstanding			Options Exercisable
	Shares at December 31, 2012	Weighted average		Shares at December 31, 2012	Weighted average
Range of Exercise Prices		Remaining contractual life in years	Exercise price		Remaining contractual life in years	Exercise price
$3.50	17,000	0.16	$3.50	17,000	0.16	$3.50
6.89-13.06	954,500	4.61	9.91	925,333	4.51	9.94

$3.50-13.06	971,500	4.54	9.80	942,333	4.44	9.83

The following table summarizes information regarding restricted stock outstanding at December 31, 2012 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
	Shares at December 31, 2012	Weighted average
Range of Grant Prices		Remaining vesting period in years	Grant price
$7.99-11.89	300,317	2.25	$10.76

(6) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2012, 2011, and 2010.

(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
2012 Quarter Ended
Investment income	$7,863	$8,064	$7,147	$9,270
Net investment income after income taxes	1,611	1,793	1,337	4,024
Net increase in net assets resulting from operations	5,466	5,917	6,611	6,523
Net increase in net assets resulting from operations per common share
Basic	$0.31	$0.31	$0.31	$0.31
Diluted	0.30	0.30	0.31	0.30

2011 Quarter Ended
Investment income	$9,597	$8,413	$8,029	$11,188
Net investment income after income taxes	2,841	1,479	1,376	5,067
Net increase in net assets resulting from operations	4,280	4,416	4,835	5,632
Net increase in net assets resulting from operations per common share
Basic	$0.25	$0.25	$0.28	$0.32
Diluted	0.24	0.25	0.27	0.32

2010 Quarter Ended
Investment income	$9,230	$9,360	$9,553	$9,110
Net investment income after income taxes	2,232	2,940	2,368	2,333
Net increase in net assets resulting from operations	109	3,035	3,468	4,667
Net increase in net assets resulting from operations per common share
Basic	$0.01	$0.17	$0.20	$0.27
Diluted	0.01	0.17	0.20	0.27

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to offsetting and related arrangements. The FASB further clarified the scope of ASU 2011-11 in January 2013 with the issuance of Accounting Standards Update (ASU) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. As the amendment impacts disclosures only, it will not have an effect on the Company’s financial condition or results of operation.

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

Employment agreements expire at various dates through 2017. At December 31, 2012, minimum payments under employment agreements are as follows:

(Dollars in thousands)
2013	$1,075
2014	646
2015	646
2016	646
2017	269
Thereafter	—

Total	$3,282

(b) Other Commitments

The Company had portfolio commitments outstanding of $1,050,000 at December 31, 2012. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $35,008,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through December 31, 2021. At December 31, 2012, minimum rental commitments for non-cancelable leases are as follows:

(Dollars in thousands)
2013	$1,248
2014	1,213
2015	1,207
2016	701
2017	205
Thereafter	449

Total	$5,023

Occupancy expense was $828,000, $911,000, and $1,330,000 for the years ended December 31, 2012, 2011, and 2010.

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $386,000, $421,000, and $468,000 in 2012, 2011, and 2010. Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s portfolio companies. Mr. Rudnick receives a salary from LAX of $160,000 per year, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

At December 31, 2012, 2011, and 2010, MSC serviced $406,956,000, $370,068,000, and $332,053,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $6,066,000, $5,492,000 and $412,000 of servicing fee income was earned by MSC in the years ended December 31, 2012, 2011, and 2010.

The following table summarizes the net revenues received from Medallion Bank.

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Loan origination fees	$408	$625	$819
Reimbursement of operating expenses	286	243	509
Servicing fees	23	21	2,094
Interest income	—	—	—

Total other income	$717	$889	$3,422

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

(11) SHAREHOLDERS’ EQUITY

On May 21, 2012, the Company sold 3,500,000 shares at an offering price of $10.72 per share, resulting in net proceeds after closing costs, underwriting commissions, etc. of $34,655,000 as of December 31, 2012.

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases, which expires in May 2013. In November 2004, the repurchase program was increased by an additional $10,000,000. As of December 31, 2012, a total of 1,580,615 shares had been repurchased for $13,971,973.

(12) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Prepayment fees	$584	$561	$729
Servicing fees	223	277	2,462
Late charges	209	213	192
Other	119	134	150

Total noninterest income	$1,135	$1,185	$3,533

Prepayment fees were up slightly in 2012 compared to 2011, and decreased from 2010 as prepayment activity has slowed now that interest rates have bottom out. The decrease in servicing fees reflected the fluctuations in the servicing and loan origination activities performed for Medallion Bank, and from 2010 also reflect the movement of servicing activities to MSC, an unconsolidated portfolio investment company.

The major components of other operating expenses were as follows.

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Travel, meals, and entertainment	$855	$808	$866
Miscellaneous taxes	350	424	485
Directors’ fees	330	405	537
Office expense	216	232	338
Insurance	181	180	223
Depreciation and amortization	166	170	218
Bank charges	145	130	165
Loan collection costs and other investment costs	47	74	(1,545)
Other expenses	495	782	833

Total other operating expenses	$2,785	$3,205	$2,120

Most expense categories were lower in 2012 and 2011, compared to 2010, as a result of the costs which are being allocated to MSC for servicing-related activities. Travel, meals, and entertainment increased due to an increase in investment development activities in 2012. Miscellaneous taxes were lower in 2012 due to lower franchise and excise taxes. Director’s fees decreased as a result of expense accrual adjustments and fewer meetings. Loan collection costs and other investment costs decreased in 2012 as a result of lower bad debt expenses, and in 2010 reflected $1,312,000 of expense reversals related to the costs of winding up the operations of the SPAC’s that were reclassified to realized losses on investments, and $310,000 that was reversed as a result of favorable negotiations with the creditors of the SPAC.

(13) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Net share data
Net asset value at the beginning of the year	$9.68	$9.35	$9.27	$9.97	$9.86
Net investment income	0.43	0.61	0.56	0.46	0.85
Income tax (provision) benefit	0.00	0.00	0.00	0.00	0.00
Net realized gains (losses) on investments	(0.33)	(0.03)	(0.43)	(0.23)	(0.21)
Net change in unrealized appreciation (depreciation) on investments	1.11	0.51	0.51	(0.17)	0.22

Net increase in net assets resulting from operations	1.21	1.09	0.64	0.06	0.86
Issuance of common stock	(0.07)	(0.04)	—	—	—
Repurchase of common stock	—	—	0.03	—	—
Distribution of net investment income	(0.39)	(0.70)	(0.60)	(0.76)	(0.76)
Distribution of net realized gains on investments	—	—	—	—	—
Return of capital	(0.44)	—	—	—	—
Other	—	(0.02)	0.01	—	0.01

Total increase (decrease) in net asset value	0.31	0.33	0.08	(0.70)	0.11

Net asset value at the end of the year (1)	$9.99	$9.68	$9.35	$9.27	$9.97

Per share market value at beginning of year	$11.38	$8.20	$8.17	$7.63	$10.02
Per share market value at end of year	11.74	11.38	8.20	8.17	7.63
Total return (2)	11%	49%	8%	18%	(16%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$216,318	$171,504	$162,765	$162,977	$174,946
Average net assets	197,504	166,738	161,620	172,558	174,082
Total expense ratio (3) (4) (5)	13%	17%	19%	21%	24%
Operating expenses to average net assets (4) (5)	7.02	8.46	10.10	11.43	9.95
Net investment income after taxes to average net assets (5)	4.44	6.46	6.11	4.74	8.67

(1)	Includes $0.00, $0.06, $0.17, $0.29, and $0.08 of undistributed net investment income per share as of December 31, 2012, 2011, 2010, 2009, and 2008, and $0.00 of undistributed net realized gains per share for all years presented.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC in 2010, and includes $1,622 of costs related to winding up the operations of the SPAC’s in 2009. Excluding these amounts, the total expense ratios were 20% in 2010 and 2009, and the operating expense ratios were 11.11% and 10.49%.
(5)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $6,066, $5,492, and $412 and operating expenses of $6,359, $5,659, and $349 which formerly were the Company’s, were now MSC’s for the years ended December 31, 2012, 2011, and 2010. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 15.73%, 10.23%, and 4.29% in 2012, 20%, 12%, and 6.36% in 2011, and 20%, 11.32%, and 6.15% in 2010, also including the amounts referred to in footnote 4 to this table.

(14) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company matches employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank and other unconsolidated, wholly-owned portfolio companies, was approximately $153,000, $154,000, and $134,000 for the years ended December 31, 2012, 2011, and 2010.

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2012 and 2011, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$455,010	$455,010	$451,835	$451,835
Cash (1)	26,875	26,875	29,352	29,352
Accrued interest receivable (2)	957	957	1,120	1,120
Financial liabilities
Funds borrowed(2)	322,770	322,770	357,779	357,779
Accrued interest payable(2)	1,233	1,233	1,708	1,708

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

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

In accordance with FASB ASC 820, the Company has categorized its assets and liabilities measured at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). Our assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

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

Assets and liabilities measured at fair value, recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the assets or liability (examples include certain private equity investments, certain residential and commercial mortgage-related assets (including loans, securities, and derivatives).

A review of fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category as of the beginning of the quarter in which the reclassifications occur.

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

2012 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$294,388	$294,388
Commercial loans	—	—	56,919	56,919
Investment in Medallion Bank and other controlled subsidiaries	—	—	99,083	99,083
Equity investments	231	—	4,389	4,620
Other assets	—	52,449	—	52,449

2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$307,167	$307,167
Commercial loans	—	—	54,159	54,159
Investment in Medallion Bank and other controlled subsidiaries	—	—	85,932	85,932
Equity investments	231	—	4,346	4,577
Other assets	—	43,822	—	43,822

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of Medallion’s level 3 assets and liabilities for the years ended December 31, 2012 and 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2011	$307,167	$54,159	$85,932	$4,346	—
Gains (losses) included in earnings	4	(840)	18,396	(428)	—
Purchases, investments, and issuances	149,726	18,374	8,553	950	—
Sales, maturities, settlements, and distributions	(162,509)	(14,774)	(13,798)	(479)	—

December 31, 2012	294,388	56,919	99,083	4,389	—

Amounts related to held assets(1)	$—	($758)	$18,396	$908	—

(1)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2010	$323,126	$76,866	$78,735	$4,509	—
Gains (losses) included in earnings	—	(5,754)	13,168	3,080	—
Purchases, investments, and issuances	191,871	6,213	3,434	—	—
Sales, maturities, settlements, and distributions	(207,830)	(23,166)	(9,405)	(3,243)	—

December 31, 2011	307,167	54,159	85,932	4,346	—

Amounts related to held assets(1)	$—	($5,708)	$13,168	$606	—

(1)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2011.

(17) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through March 12, 2013, the date of financial statement issuance.

On February 19, 2013, the Company’s Board of Directors declared a $0.22 per share common stock dividend, payable on March 28, 2013 to shareholders of record on March 21, 2013.

In February 2013, the SBA granted a $15,000,000 leverage commitment to FSVC, upon the payment of a $150,000 fee, which expires September 30, 2017. FSVC drew upon this commitment to pay off $15,000,000 of maturing debentures in March 2013.

In January 2013, the SBA granted a $5,000,000 leverage commitment to MCI, upon the payment of a $50,000 fee, which expires September 30, 2017.

In January 2013, the Company amended one of its note agreements to allow the facility to be used by both the Company and MFC, and also eliminated the interest rate floor.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					419	96%	3.96%	$98,361	$208,564	$208,563
	Lena Cab Corp ##	Term Loan	12/9/2011	12/09/15	1	2%	3.60%		$3,680	$3,665
	Sean Cab Corp ##	Term Loan	12/9/2011	12/08/15	1	2%	3.60%		$3,680	$3,665
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$2,545	$2,545
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	05/01/15	1	1%	4.00%		$2,524	$2,513
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/15	1	1%	4.00%		$1,605	$1,598
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$1,527	$1,527
	Christian Cab Corp	Term Loan	11/27/2012	11/27/15	1	1%	4.00%	$1,500	$1,500	$1,502
	Silke Hacking Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%	$1,450	$1,450	$1,452
	Hoyt Cab Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%	$1,450	$1,450	$1,452
	Bunty & Jyoti Inc ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%	$1,450	$1,450	$1,446
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%	$1,450	$1,450	$1,446
	Nancy Transit Inc ##	Term Loan	11/6/2012	11/06/15	1	1%	4.15%	$1,425	$1,423	$1,415
	Perem Hacking Corp ##	Term Loan	12/5/2012	12/05/15	1	1%	3.50%	$1,400	$1,398	$1,394
	S600 Service Co Inc ##	Term Loan	12/5/2012	12/05/15	1	1%	3.50%	$1,400	$1,398	$1,394
	Daytona Hacking Corp ##	Term Loan	6/1/2012	06/01/15	1	1%	3.75%	$1,400	$1,383	$1,385
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/15	1	1%	5.25%	$1,378	$1,378	$1,371
	Nosilla Service Co., Inc ##	Term Loan	8/13/2012	08/13/15	1	1%	3.63%	$1,350	$1,336	$1,332
	Ming Trans Corp ##	Term Loan	11/19/2012	12/01/16	1	1%	3.70%	$1,300	$1,300	$1,297
	Orys Trans Corp ##	Term Loan	9/26/2011	07/22/13	1	1%	3.00%		$1,279	$1,280
	Sandhu & Baath Inc/Note 2 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$638	$636
	Sandhu & Baath Inc/Note 1 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$636	$634
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$350	$350
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$210	$210
Various New York &&	2.22% to 10.13%	Term Loan	12/20/00 to 12/27/12	02/02/13 to 09/10/23	396	80%	4.02%	$81,408	$172,974	$173,054
Chicago					115	19%	5.28%	$31,955	$40,405	$40,449
	Cozy Cab Et Al ##	Term Loan	12/22/2011	12/22/14	1	2%	5.50%		$3,380	$3,368
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	08/28/15	1	1%	5.50%	$1,750	$1,737	$1,731
	Chicago Medallion Nine Llc ##	Term Loan	5/2/2012	05/02/17	1	1%	5.75%	$1,440	$1,413	$1,408
	Lucky Seven Chicago One Inc ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,281	$1,278
	Blue Eyes Cab Corp ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,281	$1,277
Various Chicago	4.50% to 8.75%	Term Loan	01/22/10 to 12/14/12	01/22/13 to 12/14/17	110	15%	5.25%	$26,185	$31,313	$31,387
Newark &&	5.25% to 8.75%	Term Loan	12/07/06 to 12/13/12	01/08/13 to 12/13/17	99	8%	6.70%	$6,214	$17,342	$17,427
Boston					51	9%	5.47%	$13,211	$19,713	$19,776
	Chidi Trans Inc ##	Term Loan	11/17/2011	11/17/14	1	*	6.00%		$701	$699
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%	$660	$660	$663
	Chidi Trans Inc	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$664	$655	$657
	Ngozi Trans Inc. ##	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$377	$369	$371
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%	$330	$330	$333
	Various Boston && 3.50% to 7.75%	Term Loan	06/12/07 to 12/28/12	02/05/13 to 06/12/18	46	8%	5.51%	$11,180	$16,998	$17,053
Cambridge	4.00% to 9.22%	Term Loan	09/19/08 to 12/07/12	02/19/13 to 11/18/20	18	2%	5.74%	$1,720	$5,260	$5,275
Other					12	1%	6.70%	$224	$2,899	$2,898
Philadelphia	Dorit Matityahu ##	Term Loan	8/4/2011	08/04/14	1	1%	6.25%		$2,132	$2,124
Various Other &&	6.00% to 11.50%	Term Loan	11/26/07 to 01/09/12	04/28/13 to 03/10/18	11	*	7.95%	$224	$767	$774

Total medallion loans ($227,521 pledged as collateral under borrowing arrangements)					715	136%	4.46%	$151,685	$294,183	$294,388

Commercial Loans
Secured mezzanine (29% Minnesota, 14% Oklahoma, 9% North Carolina, 9% Texas, 8% New York
7% California, 6% Wisconsin, 5% Arizona, 5% Florida and 8% all other states (2) Manufacturing (68% of the total)
+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $224 per footnote 2)	Term Loan	04/01/08	12/31/13	1	1%	14.00%		$2,214	$2,214
	Process Fab & (interest rate includes PIK interest of 8.00%)	Term Loan	04/17/08	12/31/15	1	1%	8.00%		$4,500	$2,815
+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,623	$2,021

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
	Aeration & (interest rate includes PIK interest of 21.00%) (capitalized interest of $81 per footnote 2)	Term Loan	12/31/10	04/30/13	1	1%	21.00%		$2,416	$2,187
+	RespirTech	Term Loan	04/25/12	04/25/17	1	1%	12.00%	$1,500	$1,500	$1,510
	Motion Tech (interest rate includes PIK interest of 6.00%) (capitalized interest of $38 per footnote 2)	Term Loan	12/23/10	12/23/15	1	1%	18.00%		$1,325	$1,329
	Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $33 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,858	$1,858
	Reel Power (capitalized interest of $86 per footnote 2)	Term Loan	12/31/09	02/04/14	1	2%	14.00%		$3,587	$3,587
	Orchard &	Term Loan	03/10/99	Matured	1	1%	13.00%		$1,390	$1,390
	Bluff Manufacturing (interest rate includes PIK interest of 3.50%) (capitalized interest of $5 per footnote 2)	Term Loan	12/14/12	12/14/17	1	1%	15.50%	$3,000	$3,005	$3,016
+	Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $103 per footnote 2)	Term Loan	3/28/2012	3/28/2017	1	1%	17.00%	$2,600	$2,703	$2,692
	Various Other && 12.00% to 14.00% (capitalized interest of $69 per footnote 2)	Term Loan	12/15/04 to 07/17/12	03/31/13 to 07/17/17	4	2%	13.16%	$1,625	$3,723	$3,738
Administrative and Support Services (12% of the total)	Verifications	Term Loan	09/06/12	09/06/17	1	1%	12.00%	$2,500	$2,500	$2,517
+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	06/30/08	12/31/13	1	1%	13.00%		$3,306	$1,854
+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	09/15/11	12/31/13	1	*	13.00%		$615	$615
	Various Other && 19% (capitalized interest of $198 per footnote 2)	Term Loan	1/14/2005	Matured	1	*	19.00%		$989	$0
Arts, Entertainment, and Recreation (9% of the total)	RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $703 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$3,742	$3,742
Professional, Scientific, and Technical Services (6% of the total) +	Portu-Sunberg	Term Loan	12/31/12	12/31/17	1	1%	12.00%	$2,500	$2,500	$2,514
	Various Other && 10% (capitalized interest of $96 per footnote 2)	Term Loan	10/26/2011	11/1/2014	1	*	10.00%		$96	$96
Accommodation and Food Services (2% of the total)	Various Other && 9.25% to 10.00% (capitalized interest of $179 per footnote 2)	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.86%		$3,035	$985
Health Care and Social Assistance (2% of the total) +	Various Other && 7%	Term Loan	6/28/2007	6/30/2017	1	*	7.00%		$1,219	$919
Retail Trade (1% of the total)	Various Other && 10% (capitalized interest of $2 per footnote 2)	Term Loan	6/30/2000	10/1/2015	1	*	10.00%		$610	$234

Total secured mezzanine (2)					27	19%	13.04%	$13,725	$49,456	$41,833

Asset-based Other secured commercial (74% New York, 12% New Jersey, 5% Delaware and 9% all other states)
Wholesale Trade (43% of the total)
	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/13	1	1%	4.50%		$1,558	$1,530
	Various Other 4.75% to 6.75% ##	Revolving line of credit	01/23/99 to 06/01/12	01/14/13 to 11/30/13	9	1%	5.87%	$74	$2,013	$1,974
Transportation and Warehousing (19% of the total)	Various Other 5.75% to 8.00% ##	Revolving line of credit	12/31/01 to 07/20/07	02/06/13 to 12/31/13	5	1%	6.58%		$1,459	$1,427
Retail Trade (10% of the total)	Various Other 4.75% to 6.31% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/13 to 12/21/13	5	*	5.73%		$738	$716
Finance and Insurance (9% of the total)	Various Other 4.25% to 8.25%	Revolving line of credit	02/06/02 to 11/10/11	02/06/13 to 11/10/13	6	*	6.28%		$678	$644
Construction (7% of the total)	Various Other 5.75% to 6.00% ##	Revolving line of credit	06/29/99 to 07/20/99	06/29/13 to 07/20/13	2	*	5.76%		$555	$546
Manufacturing (7% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 04/20/12	02/18/13 to 11/29/13	7	*	6.61%	$58	$529	$505
Administrative and Support Services (4% of the total)	Various Other 5.50% to 5.75%	Revolving line of credit	06/22/04 to 06/30/07	06/22/13 to 06/30/13	2	*	5.63%		$308	$295

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Accommodation and Food Services (1% of the total)	Various Other 6%	Revolving line of credit	4/27/2011	4/27/2013	1	*	6.00%		$66	$64
Health Care and Social Assistance (0% of the total)	Various Other 5.75% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/13 to 11/09/13	2	*	5.75%	$15	($273)	($289)

Total asset-based ($5,755 pledged as collateral under borrowing arrangements)					40	3%	5.79%	$147	$7,631	$7,412

Other secured commercial (69% New York, 29% New Jersey, 2% Illinois)
Accommodation and Food Services (47% of the total)	Dune Deck Owners Corp ##	Term Loan	04/24/07	03/31/14	1	1%	7.25%		$3,081	$3,081
	Various Other && 4.50% to 10.50%	Term Loan	05/25/05 to 07/29/08	03/25/13 to 02/25/15	3	*	7.12%		$620	$557
Retail Trade (47% of the total)	0.00% to 12.00% &&	Term Loan	09/13/06 to 10/09/12	05/19/13 to 01/09/20	14	2%	9.09%	$1,972	$3,628	$3,611
Other Services (except Public Administration) (3% of the total)	5.50% to 6.50%	Term Loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2	*	5.88%		$221	$221
Real Estate and Rental and Leasing (3% of the total)	4.75% to 6.00%	Term Loan	04/22/99 to 04/01/10	04/01/15 to 09/01/15	2	*	5.25%		$197	$196
Transportation and Warehousing (0% of the total)	6.50% to 6.50%	Term Loan	12/02/10 to 12/02/10	11/22/13 to 11/22/13	1	*	6.50%		$7	$8

Total other secured commercial loans ($3,081 pledged as collateral under borrowing arrangements)					23	4%	8.01%	$1,972	$7,754	$7,674

Total commercial loans ($8,836 pledged as collateral under borrowing arrangements) (2)					90	26%	11.59%	$15,844	$64,841	$56,919

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	43%	11.39%		$92,169	$92,169
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%	$2,843	$2,843	$2,843
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$2,696	$2,696
Various Other			12/20/04 to 5/23/12	None	4	1%	0.00%	$900	$1,375	$1,375

Investment in Medallion Bank and other controlled subsidiaries, net					7	46%	10.60%	$3,743	$99,083	$99,083

Equity investments
Appliance Recycler #	Appliance Recycling Centers of America, Inc. **	8.86% of common stock	09/10/98	None	1	*	0.00%		$0	$579
Commercial Finance	Convergent Capital, Ltd	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,294	$1,793
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	*	0.00%		$454	$454
Bakery	Quaker Bakery*		03/28/12	None	1	*	0.00%		$359	$359
Machinery Manufacturer +	Reel Power International, Inc.	2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Equipment Manufacturing	Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$365	$0
Various Other	**	* to 9.25% of common stock	12/31/10 to 3/30/12	None	3	1%	4.26%	$750	$1,786	$1,117

Equity investments, net					9	2%	1.66%	$750	$4,576	$4,620

Investment securities

Investment securities, net					0	0%	0.00%	$0	$0	$0

Net Investments ($236,357 pledged as collateral under borrowing arrangements) (3)					821	210%	6.75%	$172,022	$462,683	$455,010

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $1,817 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 210%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $8,571, $10,965 and $27,606, respectively. The tax cost of investments was $427,404.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2012.
*	Less than 1.0%

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

**     Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 28% and up to 29% on a consolidated basis.

&      Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.

&&   Some or all of the securities are non-income producing as per & above.

#       Publicly traded but sales subject to applicable Rule 144 limitations.

##     Pledged as collateral under borrowing arrangements.

+       Includes various warrants, all of which have a cost and fair value of zero at December 31, 2012.

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

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As Of And For the Year Ended 12/31/2012

Name of issuer and title of issue (2)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the year	Amount of dividends or interest (1)	Value as of 12/31/12
(Dollars in thousands)
Medallion Bank - common stock	1,000,000 shares - 100% of common stock	19,283	10,500	$92,169
Medallion Fine Art, Inc. - common stock	1,000 shares - 100% of common stock	(28)		$2,843
Medallion Hamptons Holding LLC - membership interest	100% of membership interest	0	0	$2,696
Medallion Servicing Corp. - common stock	1,000 shares - 100% of common stock	(283)	0	$613
LAX Group LLC - membership interest	42% of membership interest	(439)	0	$461
Generation Outdoor, Inc. - common stock	1,000 shares - 100% of common stock	(137)	33	$301

Total investments in Medallion Bank and other controlled subsidiaries		18,396	10,533	$99,083

Appliance Recycling Centers of America Inc - common stock	8% of common stock	0	0	$579
RPAC Racing, LLC - membership interest	30% of membership interest	0	0	$454
Summit Medical, Inc - common stock	9.25% of common stock	0	0	$135
Aeration Industries International LLC - membership interest	5.25% of membership interest	0	0	$0
Other equity investments other than in investments in and advances to affiliates		—	—	$3,452

Total equity investments		0	0	$4,620

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		18,396	10,533	$103,703

Other interest and dividend income other than from investments in and advances to affiliates			37

Total dividend and interest income on short term investments			10,570

Total investments in and advances to affiliates				$100,251
Other equity investments other than in investments in and advances to affiliates				$3,452

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				$103,703

(1)	Investments with an amount of 0 are considered non-income producing.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2012.

	Value as of 1/1/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments		Value as of 12/31/12
(Dollars in thousands)
Medallion Bank - common stock	$82,852	3,230	13,196	19,283			$92,169
Medallion Hamptons Holding LLC - membership interest	$2,436	260	0	0			$2,696
LAX Group LLC - membership interest	$0	900	0	(439)			$461
Medallion Servicing Corp. - common stock	$577	321	2	(283)			$613
Generation Outdoor, Inc. - common stock	$65	600	600	209	27	(1)	$301
Appliance Recycling Centers of America Inc - common stock	$2,225	0	0	(1,646)			$579
Medallion Fine Art, Inc. - common stock	$0	2,871	0	(28)			$2,843
Medallion Sports Media, Inc. - common stock	$2	371	0	(346)	(27	)(1)	$0

(1) Represents the net equity investment of Medallion Sports Media Inc at December 31, 2012 prior its merger into Generation Outdoor Inc.

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

Financial Statements for the years ended December 31, 2012, 2011, and, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Medallion Bank

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2012 and 2011, and the related statements of comprehensive income, changes in shareholder’s equity, and cash flows for each of the three years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2012, in conformity with US generally accepted accounting principles.

/s/ WeiserMazars LLP

New York, New York

March 12, 2013

Medallion Bank

Statements of Comprehensive Income

For the years ended December 31,

	2012	2011	2010
Interest income
Investments	$616,896	$744,261	$733,062
Loan interest including fees	55,850,212	50,546,306	46,539,768

Total interest income	56,467,108	51,290,567	47,272,830
Interest expense	5,094,140	6,057,452	7,477,813

Net interest income	51,372,968	45,233,115	39,795,017
Provision for loan losses	4,879,698	7,346,861	12,137,566

Net interest income after provision for loan losses	46,493,270	37,886,254	27,657,451
Noninterest income	436,591	635,098	520,346
Gain on sale of repossessed loan collateral	377,655	139,853	602,501
Noninterest expense
Loan servicing	7,893,983	7,394,730	4,256,213
Salaries and benefits	3,799,970	2,738,708	2,644,882
Collection costs	1,319,561	1,356,067	1,454,941
Regulatory fees	588,896	519,943	670,272
Professional fees	545,973	613,560	537,919
Affiliate services	353,952	81,302	368,666
Occupancy and equipment	203,204	189,947	185,638
Insurance	161,195	139,247	125,096
Credit reports	148,738	110,638	105,282
Director’s fees	133,026	134,700	80,842
Other	592,284	477,107	397,350

Total noninterest expense	15,740,782	13,755,949	10,827,101

Income before income taxes	31,566,734	24,905,256	17,953,197
Provision for income taxes	12,096,549	9,486,983	6,717,896

Net income	19,470,185	15,418,273	11,235,301
Other comprehensive income, net of tax
Net change in unrealized gains on investment securities	75,503	356,355	32,546

Total comprehensive income	$19,545,688	$15,774,628	$11,267,847

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

	2012	2011
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$24,770,293	$28,625,549
Investment securities, available-for-sale	22,122,297	26,536,697
Loans, inclusive of net deferred loan acquisition costs	679,015,005	576,421,745
Allowance for loan losses	(14,633,924)	(14,556,266)

Loans, net	664,381,081	561,865,479
Repossessed loan collateral	964,982	999,321
Fixed assets, net	125,334	122,556
Deferred and other tax assets	2,947,726	3,002,777
Accrued interest receivable and other assets	8,061,472	7,756,897

Total assets	$723,373,185	$628,909,276

Liabilities and shareholder’s equity
Liabilities
Federal funds purchased	$6,000,000	$—
Time deposits	596,151,017	514,329,000
Accrued interest payable	484,080	449,946
Other liabilities	1,642,917	4,315,859
Due to affiliates	1,462,079	964,037

Total liabilities	605,740,093	520,058,842

Commitments and contingencies	—	—
Shareholder’s equity
Preferred stock, $1.00 par value, 26,303 shares at December 31, 2012 and 2011 authorized, issued, and outstanding	26,303,000	26,303,000
Common stock, $1 par value, 7,000,000 shares authorized, 1,000,000 issued and outstanding	1,000,000	1,000,000
Additional paid in capital	51,500,000	51,500,000
Accumulated other comprehensive income, net of tax	521,743	446,240
Retained earnings	38,308,349	29,601,194

Total shareholder’s equity	117,633,092	108,850,434

Total liabilities and shareholder’s equity	$723,373,185	$628,909,276

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Changes in Shareholder’s Equity

For the years ended December 31, 2012, 2011, and 2010

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
	Shares Outstanding	Amount	Shares Outstanding	Amount
Balance at December 31, 2009	22,143	$21,498,000	1,000,000	$1,000,000	$51,500,000	$57,339	$14,812,595	$88,867,934
Net income	—	—	—	—	—	—	11,235,301	11,235,301
Dividends declared to parent	—	—	—	—	—	—	(4,000,000)	(4,000,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(1,230,378)	(1,230,378)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	32,546	—	32,546

Balance at December 31, 2010	22,143	21,498,000	1,000,000	1,000,000	51,500,000	89,885	20,817,518	94,905,403
Redemption of preferred stock to US Treasury under TARP	(22,143)	(21,498,000)	—	—	—	—	—	(21,498,000)
Sale of preferred stock to US Treasury under SBLF	26,303	26,303,000	—	—	—	—	—	26,303,000
Net income	—	—	—	—	—	—	15,418,273	15,418,273
Dividends declared to parent	—	—	—	—	—	—	(5,500,000)	(5,500,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(1,134,597)	(1,134,597)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	356,355	—	356,355

Balance at December 31, 2011	26,303	26,303,000	1,000,000	1,000,000	51,500,000	446,240	29,601,194	108,850,434
Net income	—	—	—	—	—	—	19,470,185	19,470,185
Dividends declared to parent	—	—	—	—	—	—	(10,500,000)	(10,500,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(263,030)	(263,030)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	75,503	—	75,503

Balance at December 31, 2012	26,303	$26,303,000	1,000,000	$1,000,000	$51,500,000	$521,743	$38,308,349	$117,633,092

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Cash Flows

For the years ended December 31,

	2012	2011	2010
Cash flows from operating activities
Net income from operations	$19,470,185	$15,418,273	$11,235,301
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,788,217	3,523,826	3,528,235
Deferred tax provision (benefit)	235,341	(596,375)	22,908
Provision for loan losses	4,879,698	7,346,861	12,137,566
Loss from disposal of premises and equipment	—	2,177	—
(Gain) loss from sale of repossessed loan collateral	(382,319)	(147,084)	(612,055)
Changes in operating assets and liabilities:
Interest receivable	(654,208)	58,492	178,746
Other assets	(790,316)	(953,078)	(338,846)
Other tax assets	(225,592)	2,358,358	(1,748,202)
Interest payable	34,135	(705,064)	(353,517)
Other liabilities	(172,942)	(12,481)	8,933

Net cash provided by operating activities	26,182,199	26,293,905	24,059,069

Cash flows from investing activities
Increase in loans, net	(113,334,573)	(59,121,697)	(117,996,963)
Purchase of investments	(3,609,969)	(12,008,181)	(8,786,206)
Purchase of other investment assets	—	—	(1,800,000)
Proceeds from maturity of investments	7,967,999	6,752,366	9,088,732
Proceeds from sale of repossessed loan collateral	3,935,367	4,619,856	6,547,376
Purchaseof premises and equipment	(53,308)	(93,553)	(9,888)

Net cash used in investing activities	(105,094,484)	(59,851,209)	(112,956,949)

Cash flows from financing activities
Issuance of time deposits	515,872,072	713,319,000	659,538,000
Payments made at maturity of time deposits	(434,050,055)	(664,947,000)	(565,300,000)
Federal funds purchased	33,000,000	19,000,000	33,000,000
Payments made at maturity of federal funds purchased	(27,000,000)	(22,000,000)	(30,000,000)
Issuance of preferred stock	—	26,303,000	—
Redemption of preferred stock	—	(21,498,000)	—
Change in due to affiliates	498,042	(148,977)	382,637
Dividends paid to parent	(13,000,000)	(4,000,000)	(4,000,000)
Dividends paid to US Treasury	(263,030)	(825,327)	(1,082,604)

Net cash provided by financing activities	75,057,029	45,202,696	92,538,033

Net change in cash and cash equivalents	(3,855,256)	11,645,392	3,640,153
Cash and cash equivalents, beginning of the year	28,625,549	16,980,157	13,340,004

Cash and cash equivalents, end of the year	$24,770,293	$28,625,549	$16,980,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,919,477	$5,709,261	$6,824,341
Cash paid for income taxes	11,275,000	7,725,000	8,445,000
Non-cash investing activities-loans transferred to repossessed loan collateral	7,748,430	8,867,986	13,478,072

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes to Financial Statements

For the year ended December 31, 2012

1.	Organization and summary of significant accounting policies

Description of business – Medallion Bank (the Bank) is a limited service industrial bank headquartered in Salt Lake City, Utah. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank (IB) charter pursuant to the laws of the State of Utah. The Bank is a wholly owned subsidiary of Medallion Financial Corp. (Medallion). The Bank originates asset-based commercial loans and commercial loans to finance the purchase of taxi medallions (licenses), both of which are marketed and serviced by the Bank’s affiliates who have extensive prior experience in these asset groups. The Bank originates consumer loans on a national basis that are secured by marine, recreational vehicle and trailer products to customers with prior credit blemishes. The Bank also originates unsecured home improvement consumer loans on a national basis. The loans are financed primarily with time certificates of deposits which are originated nationally through a variety of brokered deposit relationships.

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

Investment securities – FASB ASC Topic 320, “Investments – Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2012 and 2011, the net premium on investment securities totaled $336,000 and $403,000, and $177,000, $76,000, and $67,000 was amortized to interest income for the years ended December 31, 2012, 2011, and 2010. The Bank had $22,122,000 and $26,537,000 of available-for-sale securities at fair value as of December 31, 2012 and 2011. The topic further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $835,000 and $714,000 of pretax net unrealized gains on available-for-sale securities as of December 31, 2012 and 2011. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Loans – Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2012 and 2011, net loan origination costs were $7,017,000 and $5,577,000. Net amortization expense for the years ended December 31, 2012, 2011, and 2010 was $2,334,000, $2,188,000, and $2,242,000.

Interest income is recognized on an accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. Other loans are charged off when management determines that a loss has occurred. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the loan down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as a recovery. Total loans more than 90 days past due were $1,252,000, $1,265,000, and $2,246,000 at December 31, 2012, 2011, and 2010, or 0.2%, 0.2%, and 0.4% of the total loan portfolio.

At December 31, 2012, $2,451,000 or 1% of consumer loans, and no commercial and medallion loans were on nonaccrual, compared to $2,264,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2011, and $2,686,000 or 1% of consumer loans, $329,000 or less than 1% of commercial loans, and no medallion loans on nonaccrual at December 31, 2010. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was immaterial for all periods presented.

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

Troubled Debt Restructurings (TDRs) – In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession for other than an insignificant period of time to the borrower that the Bank would not otherwise consider, the related loan is classified as a TDR. The Bank strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before it reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Bank and to avoid foreclosure or repossession of the collateral. For modifications where the Bank forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans.

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

If the Bank determines that the value of an impaired loan is less than the recorded investment in the loan (net of previous chargeoffs, deferred loan fees or costs and unamortized premium or discount), the Bank recognizes impairment. When the value of an impaired loan is calculated by discounting expected cash flows, interest income is recognized using the loan’s effective interest rate over the remaining life of the loan.

Allowance for loan losses –In analyzing the adequacy of the allowance for loan losses, the Bank uses historical delinquency and actual loss rates with a one year lookback period. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance and subsequent recoveries are added.

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

Other comprehensive income (loss) – The Bank had $76,000, $356,000, and $33,000 of net unrealized gains due to the mark-to-market of available-for-sale securities for the years ended December 31, 2012, 2011, and 2010. The Bank had no other components of comprehensive income (loss).

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

Recently issued accounting standards – In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present significant amounts reclassified out of other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, entities are required to provide additional detail about these amounts. This guidance is effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this standard should not have a material impact on the Bank’s financial statements.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 revises ASC Topic 350 (Intangibles-Goodwill and Other) by allowing an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Prior to the update, an entity was required to assess indefinite-lived intangible assets for impairment by comparing the fair value of an asset to its carrying amount. The update is effective for fiscal years beginning after September 15, 2012. The Bank does not believe the adoption of the standard will have an impact on its financial condition or results of operation.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to offsetting and related arrangements. The FASB further clarified the scope of ASU 2011-11 in January 2013 with the issuance of Accounting Standards Update (ASU) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. As the amendment impacts disclosures only, it will not have an effect on the Bank’s financial condition or results of operation.

2.	Investment securities

Fixed maturity securities available-for-sale at December 31, 2012 consist of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$17,426,470	$701,347	$14,272	$18,113,545
State and municipalities	3,861,039	153,305	5,592	4,008,752

Total	$21,287,509	$854,652	$19,864	$22,122,297

Fixed maturity securities available-for-sale at December 31, 2011 consist of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$23,006,404	$638,059	$48,090	$23,596,373
State and municipalities	2,816,310	124,014	—	2,940,324

Total	$25,822,714	$762,073	$48,090	$26,536,697

The amortized cost and estimated market value of investment securities as of December 31, 2012 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Market Value
Due in one year or less	$—	$—
Due after one year through five years	1,420,000	1,478,688
Due after five years through ten years	4,593,832	4,699,182
Due after ten years	15,273,677	15,944,427

Total	$21,287,509	$22,122,297

Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
December 31, 2012	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$14,272	$2,391,954	$—	$—
State and municipalities	5,592	1,194,408	—	—

Total	$19,864	$3,586,362	$—	$—

	Less than Twelve Months		Twelve Months and Over
December 31, 2011	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$48,090	$3,020,198	$—	$—
State and municipalities	—	—	—	—

Total	$48,090	$3,020,198	$—	$—

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

3.	Loans and allowance for loan losses

Loans are summarized as follows at December 31.

Loans	2012	2011
Consumer (1)	$264,786,683	$200,025,746
Medallion (1)	337,108,020	294,213,705
Commercial: (2)
Asset-based	65,911,790	72,491,669
Construction	3,301,070	3,650,238
Other commercial	890,620	463,593

Total commercial	70,103,480	76,605,500
Deferred loan acquisition costs, net	7,016,822	5,576,794

Total loans	$679,015,005	$576,421,745

(1)	Collectively evaluated for impairment

(2)	Individually evaluated for impairment

Changes in the allowance for loan losses are summarized as follows.

	Medallion (1)	Asset-based and commercial (2)	Construction (2)	Consumer (1)	Total
Balance at 12/31/09	$724,477	$995,000	$319,605	$11,514,176	$13,553,258
Provision for loan losses	534,576	18,894	494,955	11,089,141	12,137,566
Loan charge-offs	—	—	(739,430)	(14,350,642)	(15,090,072)
Recoveries	—	—	—	3,013,206	3,013,206

Balance at 12/31/10	1,259,053	1,013,894	75,130	11,265,881	13,613,958
Provision for loan losses	182,030	73,478	(17,207)	7,108,560	7,346,861
Loan charge-offs	—	—	(3,170)	(9,327,362)	(9,330,532)
Recoveries	—	—	—	2,925,979	2,925,979

Balance at 12/31/11	1,441,083	1,087,372	54,753	11,973,058	14,556,266
Provision for loan losses	245,750	(98,698)	(5,238)	4,737,884	4,879,698
Loan charge-offs	—	—	—	(8,024,847)	(8,024,847)
Recoveries	—	—	—	3,222,807	3,222,807

Balance at 12/31/12	$1,686,833	$988,674	$49,515	$11,908,902	$14,633,924

(1)	Collectively evaluated for impairment

(2)	Individually evaluated for impairment

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

Other commercial or construction loans are infrequent, and made on a case by case basis, after performing thorough borrower review, credit, and collateral checks. The risk associated with these types of loans is individual to that particular credit, and they are monitored and tracked closely.

Allocations for the allowance for credit losses may be made for specific loans, but the allowance is general in nature and is available to absorb losses from any loan type.

The following table provides a summary of the loan portfolio by its performance status and by type.

	Performing		Nonperforming		Total
	2012	2011	2012	2011	2012	2011
Medallion	$337,108,020	$294,213,705	$—	$—	$337,108,020	$294,213,705
Asset-based and commercial	66,802,410	72,955,262	—	—	66,802,410	72,955,262
Construction	3,301,070	3,650,238	—	—	3,301,070	3,650,238
Consumer	261,789,204	197,373,077	2,997,479	2,652,669	264,786,683	200,025,746

Total	$669,000,704	$568,192,282	$2,997,479	$2,652,669	$671,998,183	$570,844,951

The following tables provide additional information on attributes of the nonperforming loan portfolio.

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	2,997,479	2,997,479	116,088	2,098,346	272,591

Total
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	$2,997,479	$2,997,479	$116,088	$2,098,346	$272,591

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	2,652,669	2,652,669	134,184	2,331,596	274,065

Total
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	$2,652,669	$2,652,669	$134,184	$2,331,596	$274,065

The table below shows the aging of all loan types as of December 31, 2012.

	Days Past Due				Current	Total	Recorded Investment >90 Days and Accruing
	31-60	61-90	91 +	Total Past Due
Medallion	$—	$—	$9,753	$9,753	$337,098,267	$337,108,020	$9,753
Asset –based and commercial	—	—	—	—	66,802,410	66,802,410	—
Construction	—	—	—	—	3,301,070	3,301,070	—
Consumer	6,925,116	2,468,416	1,242,653	10,636,185	254,150,498	264,786,683	—

Total	$6,925,116	$2,468,416	$1,252,406	$10,645,938	$661,352,245	$671,998,183	$9,753

The table below shows the aging of all loan types as of December 31, 2011.

	Days Past Due				Current	Total	Recorded Investment >90 Days and Accruing
	31-60	61-90	91 +	Total Past Due
Medallion	$1,749,400	$—	$—	$1,749,400	$292,464,305	$294,213,705	$—
Asset –based and commercial	—	—	—	—	72,955,262	72,955,262	—
Construction	—	—	—	—	3,650,238	3,650,238	—
Consumer	6,651,942	1,765,121	1,265,679	9,682,742	190,343,004	200,025,746	—

Total	$8,401,342	$1,765,121	$1,265,679	$11,432,142	$559,412,809	$570,844,951	$—

The table below shows loans that were modified during 2012.

	Troubled Debt Restructuring			Troubled Debt Restructuring that Subsequently Defaulted
	Number of Loans	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Loans	Recorded Investments
Troubled debt restructuring	—	$—	$—	—	$—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	11	169,774	146,123	1	2,121

The table below shows loans that were modified during 2011.

	Troubled Debt Restructuring			Troubled Debt Restructuring that Subsequently Defaulted
	Number of Loans	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Loans	Recorded Investments
Troubled debt restructuring	—	$—	$—	—	$—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	34	658,134	556,206	2	39,424

4.	Fixed assets

Fixed assets and their related useful lives at December 31 were as follows:

	Useful lives	2012	2011
Computer software	3 years	$138,953	$118,907
Furniture and fixtures	5-10 years	116,337	97,576
Leasehold improvements	3-5 years	83,963	80,829
Equipment	5 years	119,423	112,557
Telephone equipment	3 years	48,557	44,057
Deposit system	3 years	13,975	13,975

		521,208	467,901
Less accumulated depreciation and amortization		(395,874)	(345,345)

Net fixed assets		$125,334	$122,556

Depreciation expense was $51,000, $59,000, and $58,000 for the years ended December 31, 2012, 2011, and 2010.

5.	Deposits and fed funds purchased

At December 31, 2012 the scheduled maturities of all time deposits were as follows.

2013	$405,909,017
2014	130,456,000
2015	38,139,000
2016	16,684,000
After	4,963,000

Total	$596,151,017

All time deposits are in denominations of less than $100,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2012 was 0.69%.

In January 2004, Medallion Bank commenced raising deposits to fund the purchase of various affiliates’ loan portfolios. Deposits are raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions.

Additionally, a brokerage fee of 0.15% to 0.50% is paid, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2012 and 2011 was $1,249,000 and $1,250,000, and $1,140,000, $1,053,000, and $1,007,000 was amortized to interest expense during 2012, 2011, and 2010. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

At December 31, 2012, the Bank had drawn $6,000,000 from its Federal Funds lines, which was repaid in January 2013, and had unsecured and undrawn Federal Funds lines with correspondent banks of $24,000,000.

6.	Income taxes

The components of the provisions for income taxes were as follows for the years ended December 31,

	2012	2011	2010
Current
Federal	$10,325,727	$8,885,401	$5,746,992
State	1,535,481	1,197,957	947,996
Deferred
Federal	205,169	(519,917)	19,971
State	30,172	(76,458)	2,937

Net provision for income taxes	$12,096,549	$9,486,983	$6,717,896

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
US federal statutory tax rate	35.0%	35.0%	34.0%
State taxes	3.2	3.1	3.5
Other	0.1	—	(0.1)

Effective income tax rate	38.3%	38.1%	37.4%

The Bank files its tax returns on a separate company basis.

Deferred tax and other asset balances reflected in the balance sheet were as follows as of December 31,

	2012	2011
Provision for loan losses	$5,597,417	$5,534,525
Deferred loan acquisition costs	(2,706,208)	(2,262,509)
Unrealized gains on investments	(313,046)	(267,744)
Other	347,349	130,746

Net deferred tax asset	2,925,512	3,135,018
Prepaid (accrued) taxes	22,214	(132,241)

Net deferred tax and other assets	$2,947,726	$3,002,777

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC Topic 740, “Income Taxes.” Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based on these considerations, no valuation allowance was deemed necessary as of December 31, 2012 and 2011.

The Bank has filed US Federal tax returns as well as tax returns with the State of Utah. Tax years 2009 through the present are open for examination.

7.	Other transactions with affiliates

The Bank’s taxi medallion, asset-based commercial, and certain other construction loans aggregated $406,956,000 and $370,068,000 at December 31, 2012 and 2011. These loans are sourced and serviced by its affiliates. The Bank paid $22,000, $21,000, and $2,094,000 for loan servicing fees to Medallion for 2012, 2011, and 2010, and also in 2012, 2011 and 2010, paid $6,066,000, $5,492,000, and $412,000 to another Medallion affiliate. Origination fees of $937,000, $906,000, and $1,568,000 were paid to Medallion for 2012, 2011, and 2010. Amortization costs were $748,000, $1,009,000, and $1,133,000 for 2012, 2011, and 2010.

At December 31, 2012 and 2011, the Bank owed $1,462,000 and $964,000 to affiliates for origination fees, monthly servicing fees on loans, charges for corporate overhead, and legal and business development expenses due to the affiliates, partially offset by payments due the Bank from collection of loan payments by affiliates. The Bank reimbursed the parent for expenses incurred on its behalf of $286,000, $243,000, and $509,000 for 2012, 2011, and 2010.

8.	401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the years ended December 31, 2012, 2011, and 2010, the Bank provided $18,000, $19,000, and $15,000 in employer matching, which amount is included in salaries and benefits expense on the accompanying statement of operations.

9.	Commitments and contingencies

Loans – At December 31, 2012, the Bank had commitments to extend credit of $31,536,000 to asset-based customers as long as there is no violation of any condition established in the contract. The Bank had commitments to extend credit of $1,933,000 to taxi medallion customers for unfunded amounts.

Leases – The Bank leases office space under two non-cancelable operating leases that expire in August 2017 and November 2017. Rental expense related to the leases was $153,000, $131,000, and $127,000 for the years ended December 31, 2012, 2011, and 2010.

Future minimum lease payments under this operating lease as of December 31, 2012 were as follows:

2013	$172,867
2014	182,322
2015	187,781
2016	193,423
2017	170,838
Thereafter	—

Total	$907,231

10.	Capital requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As of December 31, 2012, the Bank’s Tier 1 leverage capital ratio was 16.3%.

The Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011, and the regulatory minimum ratios are presented in the following tables.

	As of December 31, 2012		As of December 31, 2011		Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$116,026,000	16.3%	$107,009,000	17.7%	4.0%	5.0%
Tier 1 Capital (to risk-weighted assets)	116,026,000	16.7	107,009,000	18.1	4.0	6.0
Total Capital (to risk-weighted assets)	124,791,000	18.0	114,504,000	19.3	8.0	10.0

11.	Fair value of financial instruments

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

(e) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2012 and 2011, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Loans	$664,381	$664,381	$561,865	$561,865
Investment securities	22,122	22,122	26,537	26,537
Cash	24,770	24,770	28,626	28,626
Accrued interest receivable	3,767	3,767	3,113	3,113
Financial Liabilities
Funds borrowed	602,151	602,151	514,329	514,329
Accrued interest payable	484	484	450	450

12.	Fair value of assets and liabilities

The Bank follows the provisions of FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

In accordance with FASB ASC 820, the Bank has categorized its assets and liabilities measured at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

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

Assets and liabilities measured at fair value, recorded on the balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the assets or liability (examples include certain private equity investments, certain residential and commercial mortgage-related assets (including loans, securities, and derivatives).

Changes in the observability of valuation inputs may result in a reclassification for certain assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category.

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

2012 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$22,122	$—	$22,122

(1)	Total unrealized gains of $76 were included in accumulated other comprehensive income (loss) for 2012 related to these assets.

2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$26,537	$—	$26,537

(1)	Total unrealized gains of $356 were included in accumulated other comprehensive income (loss) for 2011 related to these assets.

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and 2011.

2012 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$2,881	$2,881
Repossessed loan collateral	—	—	$965	$965

Total	$—	$—	$3,846	$3,846

(1)	Total unrealized losses of $116 for impaired loans and $0 for repossessed loan collateral were included in income for 2012 related to these assets.

2011 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$2,518	$2,518
Repossessed loan collateral	—	—	$999	$999

Total	$—	$—	$3,517	$3,517

(1)	Total unrealized losses of $134 for impaired loans and $0 for repossessed loan collateral were included in income for 2011 related to these assets.

13.	Small Business Lending Fund Program (SBLF) and Troubled Assets Relief Program (TARP)

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

We have evaluated subsequent events that have occurred through March 12, 2013, the date of financial statement issuance.