Form 10-Q
period 2013-03-31
MEDALLION FINANCIAL CORP
filed 2013-05-08
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 6, 2013 was 21,827,600.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 7% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 13%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,212,404,000 as of March 31, 2013, and $1,219,224,000 and $1,134,348,000 as of December 31, 2012 and March 31, 2012, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared dividends in excess of $190,344,000 or $11.67 per share.

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

We have formed a wholly-owned portfolio company, Medallion Servicing Corporation, or MSC, to provide loan services to Medallion Bank, also a portfolio company wholly-owned by us. We have assigned all of our loan servicing rights for Medallion Bank, which consists of servicing taxi medallion and commercial loans originated by Medallion Bank, to MSC, which bills and collects the related service fee income from Medallion Bank, and is allocated and charged by us for MSC’s share of these servicing costs.

We also conduct business through our asset-based lending division, Medallion Business Credit, an originator of loans to small businesses for the purpose of financing inventory and receivables.

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $353,235,000 as of March 31, 2013. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the Investment Company Act of 1940, or the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended March 31, 2013.

Our consolidated balance sheet as of March 31, 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for the quarters ended March 31, 2013 and 2012 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the quarters ended March 31, 2013 and 2012, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012
Interest income on investments	$4,825	$5,488
Dividends and interest income on short-term investments(1)	3,016	2,018
Medallion lease income	404	357

Total investment income	8,245	7,863

Total interest expense(2)	2,065	3,247

Net interest income	6,180	4,616

Total noninterest income	296	335

Salaries and benefits	2,551	2,050
Professional fees	500	313
Occupancy expense	201	211
Other operating expenses	761	766

Total operating expenses	4,013	3,340

Net investment income before income taxes(1) (3)	2,463	1,611
Income tax (provision) benefit	—	—

Net investment income after income taxes	2,463	1,611

Net realized gains (losses) on investments	77	(58)

Net change in unrealized appreciation on investments	2,965	2,013
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	967	1,900

Net unrealized appreciation on investments	3,932	3,913

Net realized/unrealized gains on investments	4,009	3,855

Net increase in net assets resulting from operations	$6,472	$5,466

Net increase in net assets resulting from operations per common share
Basic	$0.30	$0.31
Diluted	0.30	0.30

Dividends declared per share	$0.22	$0.21

Weighted average common shares outstanding
Basic	21,423,311	17,657,222
Diluted	21,748,381	17,936,958

(1)	Includes $3,000 and $2,000 of dividend income for the three months ended March 31, 2013 and 2012 from Medallion Bank.
(2)	Average borrowings outstanding were $312,854 and $346,931, and the related average borrowing costs were 2.68% and 3.76% for the 2013 and 2012 first quarters.
(3)	Includes $166 and $191 of net revenues received from Medallion Bank for the three months ended March 31, 2013 and 2012, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED
(Dollars in thousands, except per share data)	March 31, 2013	December 31, 2012
Assets
Medallion loans, at fair value	$288,873	$294,388
Commercial loans, at fair value (1)	62,096	56,919
Investment in Medallion Bank and other controlled subsidiaries, at fair value	98,973	99,083
Equity investments, at fair value	4,623	4,620
Investment securities, at fair value	—	—

Net investments ($234,055 at March 31, 2013 and $236,357 at December 31, 2012 pledged as collateral under borrowing arrangements)	454,565	455,010

Cash and cash equivalents ($0 at March 31, 2013 and December 31, 2012 restricted as to use by lender)	21,406	26,875
Accrued interest receivable	1,089	957
Fixed assets, net	614	601
Goodwill, net	5,069	5,069
Other assets, net	61,331	54,953

Total assets	$544,074	$543,465

Liabilities
Accounts payable and accrued expenses	$3,842	$3,144
Accrued interest payable	507	1,233
Funds borrowed	319,644	322,770

Total liabilities	323,993	327,147

Commitments and contingencies	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 23,428,333 shares at March 31, 2013 and 23,251,937 shares December 31, 2012 issued)	234	233
Treasury stock at cost (1,600,733 shares at March 31, 2013 and December 31, 2012)	(14,304)	(14,304)
Capital in excess of par value	219,653	217,621
Accumulated undistributed net investment loss	(14,424)	(13,189)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	28,922	25,957

Total shareholders’ equity (net assets)	220,081	216,318

Total liabilities and shareholders’ equity	$544,074	$543,465

Number of common shares outstanding	21,827,600	21,651,204
Net asset value per share	$10.08	$9.99

(1)	Includes loans of $3,357 and $3,081 to controlled subsidiaries or entities under their control at March 31, 2013 and $3,081 at December 31, 2012.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012
Net investment income after income taxes	$2,463	$1,611
Net realized gains (losses) on investments	77	(58)
Net unrealized appreciation on investments	3,932	3,913

Net increase in net assets resulting from operations	6,472	5,466

Investment income, net	(2,923)	(3,212)
Return of capital	(1,819)	(377)
Realized gain from investment transactions, net	—	—

Dividends and distributions to shareholders (1)	(4,742)	(3,589)

Stock – based compensation expense	398	172
Exercise of stock options	1,635	706
Treasury stock acquired	—	—

Capital share transactions	2,033	878

Total increase in net assets	3,763	2,755
Net assets at the beginning of the period	216,318	171,504

Net assets at the end of the period(2)	$220,081	$174,259

Capital share activity
Common stock issued, beginning of period	23,251,937	19,320,303
Exercise of stock options	175,003	130,000
Issuance of restricted stock, net	1,393	92,940

Common stock issued, end of period	23,428,333	19,543,243

Treasury stock, beginning of period	(1,600,733)	(1,600,733)
Treasury stock acquired	—	—

Treasury stock, end of period	(1,600,733)	(1,600,733)

Common stock outstanding	21,827,600	17,942,510

(1)	Dividends declared were $0.22 and $0.21 per share for the quarters ended March 31, 2013 and 2012.
(2)	Includes $0 of undistributed net investment income and $0 of undistributed net realized gains on investments at March 31, 2013 and 2012.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$6,472	$5,466
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	264	440
Amortization of origination costs (fees), net	75	61
Net change in unrealized appreciation on investments	(2,965)	(2,013)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(967)	(1,900)
Net realized (gains) losses on investments	(77)	58
Stock-based compensation expense	398	172
(Increase) decrease in accrued interest receivable	(132)	31
(Increase) decrease in other assets, net	(3,584)	670
Increase (decrease) in accounts payable and accrued expenses	699	(1,937)
Decrease in accrued interest payable	(725)	(943)

Net cash provided by (used for) operating activities	(542)	105

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(62,025)	(33,780)
Proceeds from principal receipts, sales, and maturities of investments	62,315	46,506
(Investments in) capital returned by Medallion Bank and other controlled subsidiaries, net	1,077	(375)
Capital expenditures	(61)	(101)

Net cash provided by investing activities	1,306	12,250

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	36,876	19,279
Repayments of funds borrowed	(38,702)	(22,287)
Issuance of SBA debentures	15,000	—
Repayments of SBA debentures	(16,300)	(11,250)
Proceeds from exercise of stock options	1,635	706
Payments of declared dividends	(4,742)	(3,589)

Net cash used for financing activities	(6,233)	(17,141)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,469)	(4,786)
Cash and cash equivalents, beginning of period	26,875	29,352

Cash and cash equivalents, end of period	$21,406	$24,566

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$2,574	$3,790
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company), is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding LLC (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans. For federal and most state tax purposes, Medallion Funding LLC is treated as a disregarded entity, and is subsumed in the tax return of the Company.

The Company formed a wholly-owned portfolio company, Medallion Servicing Corporation (MSC), to provide loan services to Medallion Bank, also a portfolio company wholly-owned by the Company. The Company has assigned all of its loan servicing rights for Medallion Bank, which consists of servicing taxi medallion and commercial loans originated by Medallion Bank, to MSC, who bills and collects the related service fee income from Medallion Bank, and is allocated and charged by the Company for MSC’s share of these servicing costs.

The Company also conducts business through Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated by the Small Business Administration (SBA). MCI and FSVC are financed in part by the SBA. The Company also conducts business through its asset-based lending division, Medallion Business Credit (MBC), an originator of loans to small businesses for the purpose of financing inventory and receivables.

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $204,530,000 at March 31, 2013, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,160,000 at March 31, 2013, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions out of foreclosure which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $46,599,000 in other assets on the consolidated balance sheet at March 31, 2013, compared to $43,588,000 and $36,455,000 at December 31, 2012 and March 31, 2012.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 23% of the investment portfolio at March 31, 2013 and December 31, 2012, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $814,000 and $811,000 at March 31, 2013 and December 31, 2012, and non-marketable securities of $3,809,000 and $3,809,000 in the comparable periods. The $98,973,000 and $99,083,000 related to portfolio investments in controlled subsidiaries at March 31, 2013 and December 31, 2012 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as on the current moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) before July 2013. Because of these restrictions and other factors, the Company’s Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, the Company used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 63% and 65% of the Company’s investment portfolio at March 31, 2013 and December 31, 2012 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 69% and 71% were in New York City at March 31, 2013 and December 31, 2012. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (14% and 12% at March 31, 2013 and December 31, 2012) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, administrative and support services, accommodation and food services, retail trade and various other industries. Approximately 25% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 22%, 1%, and 0% at March 31, 2013 and December 31, 2012.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 60% at March 31, 2013 and December 31, 2012 (77% and 78% in New York City), commercial loans were 12%, and 25% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 2% at March 31, 2013 and December 31, 2012, and equity investments (including investments in controlled subsidiaries) were 1% at both period ends.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2013 and December 31, 2012, net loan origination fees (costs) were $86,000 and ($127,000). Net amortization expense for the three months ended March 31, 2013 and 2012 was $75,000 and $61,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2013 and December 31, 2012, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2013 and 2012.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At March 31, 2013, December 31, 2012, and March 31, 2012, total nonaccrual loans were $20,817,000, $20,607,000, and $27,707,000, and represented 6%, 6%, and 8% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $9,313,000, $8,496,000, and $13,570,000 as of March 31, 2013, December 31, 2012, and March 31, 2012, of which $817,000 and $1,272,000 would have been recognized in the quarters ended March 31, 2013 and 2012. The reduction in nonaccrual interest foregone and principal balances reflects the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $452,170,000 and $452,057,000 at March 31, 2013 and December 31, 2012, and included $418,591,000 and $406,956,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of March 31, 2013 and December 31, 2012. In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $28,922,000, $25,957,000, and $13,384,000 as of March 31, 2013, December 31, 2012, and March 31, 2012. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is a also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, the Company used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in the Company’s unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2013 and 2012 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties(1)	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	$—	($7,894)	$47	$36,769	$28,922

(1)	Foreclosed properties are held in other assets on the consolidated balance sheet.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties(1)	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	$—	($14,533)	$943	$26,974	$13,384

(1)	Foreclosed properties are held in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($11)	($213)
Unrealized depreciation	(36)	(608)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	967	1,900
Realized gains	—	—
Realized losses	—	424
Unrealized gains on foreclosed properties and other assets	3,012	2,410

Total	$3,932	$3,913

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses	—	(424)
Other gains	—	359
Direct recoveries	77	7
Realized gains on foreclosed properties and other assets	—	—

Total	$77	$(58)

The following table provides additional information on attributes of the nonperforming loan portfolio as of March 31, 2013, December 31, 2012, and March 31, 2012.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment
With no related allowance recorded, March 31, 2013
Medallion	$—	$—	$—
Commercial (1) (2) (3)	$20,817	$29,527	$20,712

With no related allowance recorded, December 31, 2012
Medallion	$—	$—	$—
Commercial (1)(2)	$20,607	$28,391	$25,367

With no related allowance recorded, March 31, 2012
Medallion	$—	$—	$—
Commercial (1)(2)	$27,707	$33,805	$26,751

(1)	Unrealized depreciation had been recorded as a valuation allowance with regards to the impaired commercial loans for the quarter ended March 31, 2013, December 31, 2012, and March 31, 2012.
(2)	Interest income of $2, $109, and $90 attributed to commercial loans was recognized for the quarter ended March 31, 2013, December 31, 2012, and March 31, 2012.
(3)	Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $8,490 which is included in the non accrual disclosures in the section titled “Investment Transactions and Income Recognition” for the quarter ended March 31, 2013.

The following table shows the aging of medallion and commercial loans as of March 31, 2013.

	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$1,116	$125	$—	$1,241	$287,639	$288,879	$—

Commercial loans
Secured mezzanine	—	—	2,380	2,380	49,559	51,939	—
Asset-based receivable	—	—	—	—	7,183	7,183	—
Other secured commercial	83	492	—	575	10,373	10,948	—

Total commercial loans	83	492	2,380	2,955	67,115	70,070	—

Total	$1,199	$617	$2,380	$4,196	$354,754	$358,949	$—

In addition to the loan portfolio delinquencies as described above, the receivable from bonuses related to certain investments of $6,468,000 was delinquent for more than 91 days at March 31, 2013, and is carried in other assets on the consolidated balance sheet.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended March 31, 2013.

Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment
Medallion loans	—	$—	$—	—	$—

Commercial loans
Secured mezzanine	—	—	—	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	—	—	—	—	—

Total	—	$—	$—	—	$—

The following table shows troubled debt restructurings which the Company entered into during the quarter ended March 31, 2012.

				Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment
Medallion loans	—	$—	$—	—	$—

Commercial loans
Secured mezzanine	1	3,384	2,831	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	1	3,384	2,831	—	—

Total	1	$3,384	$2,831	—	$—

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of March 31, 2013 and December 31, 2012, and that the impairment testing of goodwill is not required. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of March 31, 2013. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $48,000 and $40,000 for the quarters ended March 31, 2013 and 2012.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $216,000 and $400,000 for the quarters ended March 31, 2013 and 2012. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,694,000, $1,337,000, and $1,948,000 as of March 31, 2013, December 31, 2012, and March 31, 2012.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2011 and 2010, and anticipates qualifying and filing as a RIC for 2012. As a result, no provisions for income taxes have been recorded for the quarters ended March 31, 2013 and 2012. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net increase in net assets resulting from operations available to common shareholders	$6,472	$5,466

Weighted average common shares outstanding applicable to basic EPS	21,423,311	17,657,222
Effect of dilutive stock options	212,375	240,617
Effect of restricted stock grants	112,695	39,119

Adjusted weighted average common shares outstanding applicable to diluted EPS	21,748,381	17,936,958

Basic earnings per share	$0.30	$0.31
Diluted earnings per share	0.30	0.30

Potentially dilutive common shares excluded from the above calculations aggregated 153,113 and 323,472 shares as of March 31, 2013 and 2012.

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

During the three months ended March 31, 2013 and 2012, the Company issued 1,393 and 92,957 restricted shares of stock-based compensation awards, no shares and 5,000 shares of other stock-based compensation awards, and recognized $398,000 and $172,000, or $0.02 and $0.01 per diluted common share for each period, of non-cash stock-based compensation expense related to the grants. As of March 31, 2013, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,833,000, which is expected to be recognized over the next 12 quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $150,000,000 of notional value of principal from various multinational banks, with termination dates ranging to July 2015. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $12,000 and none for the quarters ended March 31, 2013 and 2012, and all are carried at $0 on the balance sheet at March 31, 2013.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the quarters ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Statement of comprehensive income
Investment income	$14,664	$12,926
Interest expense	1,327	1,191

Net interest income	13,337	11,735
Noninterest income	92	118
Operating expenses	4,166	3,659

Net investment income before income taxes	9,263	8,194
Income tax provision	(3,091)	(2,595)

Net investment income after income taxes	6,172	5,599
Net realized/unrealized losses of Medallion Bank	(1,522)	(1,474)

Net increase in net assets resulting from operations of Medallion Bank	4,650	4,125
Unrealized depreciation on Medallion Bank (1)	(3,066)	(2,066)
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	(617)	(159)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$967	$1,900

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)	2013	2012
Loans	$685,498	$664,381
Investment securities, at fair value	21,480	22,122

Net investments	706,978	686,503
Cash	13,673	24,770
Other assets, net	11,090	12,100

Total assets	$731,741	$723,373

Other liabilities	$7,089	$1,643
Due to affiliates	1,175	1,462
Deposits and federal funds purchased, including accrued interest payable	604,259	602,635

Total liabilities	612,523	605,740
Medallion Bank equity (2)	119,218	117,633

Total liabilities and equity	$731,741	$723,373

Investment in other controlled subsidiaries	$5,494	$6,914
Total investment in Medallion Bank and other controlled subsidiaries	$98,973	99,083

(1)	Included in Medallion Bank’s net investments is $75 and $96 for purchased loan premium at March 31, 2013 and December 31, 2012.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At March 31, 2013 and December 31, 2012, the net premium on investment securities totaled $296,000 and $336,000, and $40,000 and $47,000 was amortized into interest income for the quarters ended March 31, 2013 and 2012.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2013 and December 31, 2012, net loan origination costs were $7,168,000 and $7,019,000. Net amortization expense for the quarters ended March 31, 2013 and 2012 was $645,000 and $515,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At March 31, 2013, $1,874,000 or 1% of consumer loans, and no commercial or medallion loans were on nonaccrual, compared to $2,451,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2012, and $2,384,000 or 1% of consumer loans, and no commercial or medallion loans on nonaccrual at March 31, 2012. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was essentially zero as of March 31, 2013, December 31, 2012, and March 31, 2012.

Medallion Bank’s loan and investment portfolios are assessed for collectability on a monthly basis, and a loan loss allowance is established for any realizability concerns on specific investments, and general reserves have also been established for any unknown factors. Adjustments to the value of this portfolio are based on the Company’s own historical loan loss data developed since 2004, adjusted for changes in delinquency trends and other factors as described previously in Note 2.

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at March 31, 2013 and December 31, 2012 was $1,228,000 and $1,249,000, and $308,000 and $261,000 was amortized to interest expense during the quarters ended March 31, 2013 and 2012. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending March 31,						March 31, 2013	December 31, 2012	Interest Rate (1)
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter
Deposits and other borrowings	$367,606	$138,129	$76,200	$16,684	$5,0077	$—	$603,626	$602,151	0.68%

(1)	Weighted average contractual rate as of March 31, 2013.

Medallion Bank is subject to various regulatory capital requirements administered by the FDIC and State of Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Medallion Bank’s and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Medallion Bank must meet specific capital guidelines that involve quantitative measures of Medallion Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Medallion Bank’s capital amounts and classification are also subject to qualitative judgments by Medallion Bank regulators about components, risk weightings, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to the Company of $3,000,000 and $2,000,000 in the 2013 and 2012 first quarters.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of March 31, 2013 and December 31, 2012, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of March 31, 2013, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	March 31, 2013	December 31, 2012
Tier 1 capital	—	—	$117,745	$116,026
Total capital	—	—	126,713	124,791
Average assets	—	—	719,633	711,794
Risk-weighted assets	—	—	712,197	695,306
Leverage ratio (1)	4%	5%	16.4%	16.3%
Tier 1 capital ratio (2)	4	6	16.5	16.7
Total capital ratio (2)	8	10	17.8	18.0

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending March 31,						March 31, 2013	December 31, 2012	Interest Rate (1)
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter
Revolving lines of credit	$157,395	$—	$—	$—	$—	$—	$157,395	$163,628	1.24%
Notes payable to banks	20,757	45,717	231	3,909	—	—	70,614	66,207	2.99%
SBA debentures	9,150	6,500	4,000	—	—	38,985	58,635	59,935	4.43%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.41%

Total	$187,302	$52,217	$4,231	$3,909	$—	$71,985	$319,644	$322,770	2.33%

(1)	Weighted average contractual rate as of March 31, 2013.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $157,395,000 was outstanding at March 31, 2013. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.20% at March 31, 2013) plus 0.75%, or 90 day LIBOR (0.28% at March 31, 2013) plus 0.50%; plus 0.95%.

(B) SBA DEBENTURES

In the 2013 first quarter, the SBA approved a $15,000,000 commitment for FSVC and a $5,000,000 commitment for MCI to issue additional debentures until September 30, 2017 upon payment of a 1% fee. FSVC issued $15,000,000 of debenture on March 1, 2013 and used the proceeds to repay debentures maturing on that date. In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of March 31, 2013, $126,985,000 of commitments had been fully utilized, $5,000,000 of commitments were available, and $58,635,000 was outstanding.

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

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years, as well as other non-bank lenders. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on the Company’s consolidated balance sheets.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with banks as of March 31, 2013.

(Dollars in thousands)

Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at March 31, 2013		Monthly Payment	Average Interest Rate at March 31, 2013	Interest Rate Index(1)
The Company	4/4	1/09 - 3/12	6/13 - 11/16	Participated loans treated as financings	11,337		11,269		Proportionate to the payments received on the participated loans	2.92%	N/A
Medallion Chicago	3/28	12/11	12/14	Term loans secured by owned Chicago medallions(2)	$26,152		$25,356		$124 principal & interest	3.04%	N/A
The Company	3/4	4/11 - 12/12	4/13 - 6/15	Revolving line of credit secured by pledged loans	35,000		28,500		Interest only	2.91% + 0.25% unused fee	LIBOR + 2%, 3% floor; LIBOR + 2.5% or; LIBOR + 2% or Prime - 0.50%, 3% floor
MFC	3/3	1/05 - 8/11	4/13 - 8/13	Revolving line of credit secured by pledged loans	53,000	(4)	4,000	(4)	Interest only	2.71%	Prime + 0.50%; LIBOR +2.50%, or LIBOR +2%
MFC	5/6	1/10 - 3/13	9/13 - 3/16	Participated loans treated as financings	1,518		1,413		Proportionate to the payments received on the participated loans	4.51%	4.51%(3)
FSVC	2/3	2/12 - 3/13	2/15 - 3/16	Participated loans treated as financings	76		76		Proportionate to the payments received on the participated loans	10.32%	N/A

					$127,083		$70,614

(1)	At March 31, 2013, 30 day LIBOR was 0.20%, 360 day LIBOR was 0.73%, and the prime rate was 3.25%.
(2)	$15,596 guaranteed by the Company.
(3)	One $52 note reprices on its one year anniversary date at the greater of the current interest rate, or the prime rate plus 0.50%, the balance was fixed to term at an average rate of 4.51%
(4)	$45,000 guaranteed by the Company and, $45,000 of two of the bank notes is also available for use by the Company, including the $4,000 outstanding at March 31, 2013.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.28% at March 31, 2013) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At March 31, 2013, $33,000,000 was outstanding on the preferred securities.

(E) COVENANT COMPLIANCE

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in loan restrictions. Certain of the Company’s debt agreements contain restrictions that require the Company to maintain certain financial ratios, including debt to equity and minimum net worth. In addition, the Company’s wholly-owned subsidiary Medallion Bank is subject to various regulatory requirements (see Note 3).

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At March 31, 2013, 153,155 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of March 31, 2013, 497,915 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock are issuable under the Amended Director Plan, and as of March 31, 2013, 100,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2006 Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At March 31, 2013, 796,497 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 767,330 options were exercisable, and there were 270,844 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.25 per share for the three months ended March 31, 2012, and there were no options granted during 2013. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended March 31,
	2013	2012
Risk free interest rate	NA	1.09%
Expected dividend yield	NA	7.53
Expected life of option in years (1)	NA	6.00
Expected volatility (2)	NA	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the Amended Director Plan for the periods ended March 31, 2013 and December 31, 2012.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,179,563	$3.50-13.06	$8.96
Granted	8,000	11.53-12.55	11.91
Cancelled	(5,453)	4.85	4.85
Exercised (1)	(210,610)	3.50-11.21	5.29

Outstanding at December 31, 2012	971,500	3.50-13.06	9.80
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	(175,003)	3.50-11.24	9.34

Outstanding at March 31, 2013 (2)	796,497	$7.17-13.06	$9.90

Options exercisable at March 31, 2013 (2)	767,330	$7.17-13.06	$9.94

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $667,000 and $751,000 for the 2013 and 2012 first quarters.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2013 and the related exercise price of the underlying options, was $2,644,000 for outstanding options and $2,518,000 for exercisable options as of March 31, 2013.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the periods ended March 31, 2013 and December 31, 2012.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2011	79,668	$7.99-11.53	$8.48
Granted	221,693	11.08-12.55	11.56
Cancelled	(669)	7.99-11.53	10.32
Vested (1)	(375)	7.99	7.99

Outstanding at December 31, 2012	300,317	7.99-12.55	10.76
Granted	1,393	13.12	13.12
Cancelled	—	—	—
Vested (1)	(30,866)	11.08	11.08

Outstanding at March 31, 2013 (2)	270,844	$7.99-13.12	$10.72

(1)	The aggregate fair value of the restricted stock vested was $342,000 and $4,000 for the 2013 and 2012 first quarters.
(2)	The aggregate fair value of the restricted stock was $3,591,000 as of March 31, 2013.

The following table presents the activity for the unvested options outstanding under the plans for the 2013 first quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2012	29,167	$7.17-12.55	$8.92
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2013	29,167	$7.17-12.55	$8.92

The intrinsic value of the options vested was $0 for the 2013 first quarter.

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2013 under the 1996 and 2006 Stock Option Plans and the Amended Director Plan.

	Options Outstanding			Options Exercisable
	Shares at March 31, 2013	Weighted average		Shares at March 31, 2013	Weighted average
Range of Exercise Prices		Remaining contractual life in years	Exercise price		Remaining contractual life in years	Exercise price
$3.17-13.06	796,497	4.29	$9.90	767,330	4.17	$9.94

The following table summarizes information regarding restricted stock outstanding at March 31, 2013 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
		Weighted average
Range of Grant Prices	Shares at March 31, 2013	Remaining vesting period in years	Grant price
$7.99-13.12	270,844	2.03	$10.72

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Prepayment fees	$183	$144
Late charges	51	86
Servicing fees	40	71
Other	22	34

Total noninterest income	$296	$335

Prepayment fees increased reflecting a larger fee from a loan termination, late charges decreased reflecting the low level delinquencies in the various portfolios, and the decrease in servicing fees in 2013 first quarter reflecting the fluctuations in the servicing and loan origination activities performed for Medallion Bank.

The major components of other operating expenses were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Travel, meals, and entertainment	$163	$241
Directors’ fees	101	41
Miscellaneous taxes	81	94
Depreciation and amortization	48	40
Insurance	47	42
Office expense	47	50
Investment and referral expense	44	45
Bank charges	36	41
Telephone	33	38
Other expenses	161	134

Total other operating expenses	$761	$766

Travel, meals, and entertainment decreased due to lower investment development activities in 2013. Miscellaneous taxes were lower in the 2013 due to lower franchise and excise taxes. Directors’ fees increased as a result of expense accrual adjustments in the 2012 first quarter.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012
Net share data
Net asset value at the beginning of the period	$9.99	$9.68
Net investment income	0.11	0.09
Income tax (provision) benefit	—	—
Net realized gains (losses) on investments	0.01	—
Net change in unrealized appreciation on investments	0.18	0.21

Net increase in net assets resulting from operations	0.30	0.30
Issuance of common stock	0.01	(0.08)
Repurchase of common stock	—	—
Distribution of net investment income	(0.14)	(0.20)
Distribution of net realized gains on investments	—	—
Return of capital	(0.08)	—
Other	—	0.01

Total increase (decrease) in net asset value	0.09	0.03

Net asset value at the end of the period (1)	$10.08	$9.71

Per share market value at beginning of period	$11.74	$11.38
Per share market value at end of period	13.22	11.16
Total return (2)	59%	(1%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$220,081	$174,259
Average net assets	218,256	173,031
Total expense ratio (3) (4)	11.29%	15.31%
Operating expenses to average net assets (4)	7.46	7.76
Net investment income after income taxes to average net assets(4)	4.58	3.74

(1)	Includes $0.00 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of March 31, 2013 and 2012.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	In December 2010, MSC assumed the Company’s servicing obligations, and as a result, servicing fee income of $1,487 and $1,476 and operating expenses of $1,801 and $1,518, which formerly were the Company’s were now MSC’s for the quarters ended March 31, 2013 and 2012. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 15% and 19%, 11% and 11%, and 3.98% and 3.65%, for the first quarters of 2013 and 2012.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides requirements for the recognition, measurement, and disclosure of an entity’s reasonable expectation of its obligations resulting from joint and several liability arrangements and the total outstanding amount of the obligation for all joint parties. The update is effective for interim periods beginning after December 15, 2013. The Company does not believe the adoption of the standard will have any impact on its financial condition or results of operations.

In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 revises ASC Topic 350 (Intangibles-Goodwill and Other) by allowing an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Prior to the update, an entity was required to assess indefinite-lived intangible assets for impairment by comparing the fair value of an asset to its carrying amount. The Company has adopted the updated guidance which has no effect on the Company’s financial condition or results of operations.

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to offsetting and related arrangements. The FASB further clarified the scope of ASU 2011-11 in January 2013 with the issuance of Accounting Standards Update (ASU) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The Company has adopted the updated guidance which has no effect on the Company’s financial condition or results of operations.

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $26,000 and $39,000 for the 2013 and 2012 first quarters.

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

At March 31, 2013, December 31, 2012, and March 31, 2012, MSC serviced $418,591,000, $406,956,000, and $376,425,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

In December 2010, the Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, in the 2013 and 2012 first quarters, $1,487,000 and $1,476,000 of servicing fee income was earned by MSC.

The following table summarizes the net revenues received from Medallion Bank.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Loan origination fees	$87	$115
Reimbursement of operating expenses	73	71
Servicing fees	6	5

Total other income	$166	$191

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

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2013 and December 31, 2012, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$454,565	$454,565	$455,010	$455,010
Cash (1)	21,406	21,406	26,875	26,875
Accrued interest receivable (2)	1,089	1,089	957	957
Financial liabilities
Funds borrowed (2)	319,644	319,644	322,770	322,770
Accrued interest payable (2)	507	507	1,233	1,233

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

(12) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of the Company’s valuation methodology which is unchanged during 2013.

In accordance with FASB ASC 820, the Company has categorized its assets and liabilities measured at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The Company’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

March 31, 2013 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$288,873	$288,873
Commercial loans	—	—	62,096	62,096
Investment in Medallion Bank and other controlled subsidiaries	—	—	98,973	98,973
Equity investments	245	—	4,378	4,623
Other assets	—	55,460	—	55,460

December 31, 2012 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$294,388	$294,388
Commercial loans	—	—	56,919	56,919
Investment in Medallion Bank and other controlled subsidiaries	—	—	99,083	99,083
Equity investments	231	—	4,389	4,620
Other assets	—	52,449	—	52,449

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of Medallion’s level 3 assets and liabilities for the quarters ended March 31, 2013 and 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2012	$294,388	$56,919	$99,083	$4,389	$—
Gains (losses) included in earnings	40	(13)	3,967	(11)	—
Purchases, investments, and issuances	55,854	4,801	872	—	—
Transfer in (out) (1)		1,370	(1,370)
Sales, maturities, settlements, and distributions	(61,409)	(981)	(3,579)	—	—

March 31, 2013	$288,873	$62,096	$98,973	$4,378	$—

Amounts related to held assets(2)	$—	($50)	$3,967	($11)	$—

(1)	During the quarter ended March 31, 2013, $1,370 of investment in Medallion Fine Art, Inc. was reclassified as a loan to the portfolio company.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2011	$307,167	$54,159	$85,932	$4,346	$—
Gains (losses) included in earnings	—	(652)	3,900	146	—
Purchases, investments, and issuances	28,486	4,544	375	750	—
Sales, maturities, settlements, and distributions	(44,628)	(1,940)	(2,000)	—	—

March 31, 2012	$291,025	$56,111	$88,207	$5,242	$—

Amounts related to held assets(1)	$—	($659)	$3,900	$146	$—

(3)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2012.

(13) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through May 8, 2013, the date of financial statement issuance.

On April 24, 2013, the Company’s board of directors declared a $0.22 per share common stock dividend, payable on May 24, 2013 to shareholders of record on May 17, 2013.

In April and May 2013, the Company extended two notes payable to banks that matured April 26, 2013 and May 1, 2013 to June 25, 2013 and May 1, 2014, respectively.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At March 31, 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the finance company became the subject of an involuntary bankruptcy petition filed by its senior lenders. Among other things, the senior lenders alleged that the finance company fraudulently misrepresented its borrowing availability under its credit facility with the senior lenders and are seeking the finance company’s liquidation. In May 2013, the bankruptcy court presiding over the finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. Although the bankruptcy proceeding is in its earliest stages, the Company has performed certain field examinations and due diligence procedures and believes its loan participations are not subject to the misconduct alleged by the senior lenders. The Company also believes the loan participations are fully secured by the underlying collateral, including personal guarantees from one or more of the principals of each of the underlying seven borrowers. Additional due diligence procedures are planned and the Company is closely monitoring the bankruptcy proceeding and will intervene in the proceeding as necessary to protect its interests.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					385	91%	3.68%	$46,704	$199,509	$199,385
	Sean Cab Corp ##	Term Loan	12/9/2011	12/08/15	1	2%	3.60%		$3,656	$3,643
	Lena Cab Corp ##	Term Loan	12/9/2011	12/09/15	1	2%	3.60%		$3,656	$3,642
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$2,545	$2,548
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$351	$351
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	05/01/15	1	1%	4.00%		$2,507	$2,499
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$1,527	$1,531
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$210	$210
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/15	1	1%	3.13%		$1,594	$1,590
	Nancy Transit Inc ##	Term Loan	3/11/2013	03/11/16	1	1%	3.50%	$1,575	$1,575	$1,573
	Bunty & Jyoti Inc ##	Term Loan	3/13/2013	03/13/16	1	1%	3.75%	$1,575	$1,575	$1,573
	Christian Cab Corp	Term Loan	11/27/2012	11/27/15	1	1%	4.00%		$1,500	$1,501
	Hoyt Cab Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%		$1,450	$1,452
	Silke Hacking Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%		$1,450	$1,452
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%		$1,442	$1,437
	Perem Hacking Corp ##	Term Loan	2/21/2013	02/21/16	1	1%	3.00%	$1,396	$1,391	$1,387
	S600 Service Co Inc ##	Term Loan	2/21/2013	02/21/16	1	1%	3.00%	$1,396	$1,391	$1,387
	Daytona Hacking Corp	Term Loan	6/1/2012	02/01/15	1	1%	3.00%		$1,374	$1,376
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/15	1	1%	5.25%		$1,372	$1,365
	Nosilla Service Co., Inc ##	Term Loan	2/21/2013	02/21/16	1	1%	3.00%	$1,333	$1,329	$1,325
	Ming Trans Corp ##	Term Loan	11/19/2012	12/01/16	1	1%	3.70%		$1,292	$1,288
	Orys Trans Corp ##	Term Loan	9/26/2011	07/22/13	1	1%	3.00%		$1,279	$1,280
	Concourse Cab Corp ##	Term Loan	11/9/2012	11/09/15	1	1%	4.00%		$1,243	$1,251
Various New York &&	2.22% to 10.13%	Term Loan	12/20/00 to 03/29/13	07/01/13 to 09/10/23	363	74%	3.72%	$39,429	$163,800	$163,724

Chicago					115	19%	5.26%	$2,567	$40,780	$40,787
	Cozy Cab Et Al ##	Term Loan	12/22/2011	12/22/14	1	2%	5.50%		$3,355	$3,340
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	08/28/15	1	1%	5.50%		$1,727	$1,720
	Chicago Medallion Nine LLC ##	Term Loan	5/2/2012	05/02/17	1	1%	5.75%		$1,401	$1,396
	Lucky Seven Chicago One Inc ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%		$1,273	$1,270
	Blue Eyes Cab Corp ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%		$1,273	$1,268
Various Chicago &&	4.50% to 8.75%	Term Loan	01/22/10 to 03/28/13	07/30/13 to 03/28/18	110	14%	5.22%	$2,567	$31,751	$31,793

Newark &&	5.00% to 8.50%	Term Loan	12/07/06 to 02/14/13	04/02/13 to 01/10/23	98	8%	6.32%	$3,408	$17,934	$18,008

Boston					55	10%	5.22%	$4,510	$22,140	$22,168
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%		$658	$660
	Ngozi Trans Inc. ##	Term Loan	4/20/2012	04/20/15	1	*	5.50%		$366	$366
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%		$329	$331
	Chidi Trans Inc ##	Term Loan	11/17/2011	11/17/14	1	*	6.00%		$695	$693
	Chidi Trans Inc	Term Loan	4/20/2012	04/20/15	1	*	5.50%		$648	$650
Various Boston &&	3.50% to 7.25%	Term Loan	06/12/07 to 03/22/13	04/11/13 to 06/12/18	50	9%	5.21%	$4,510	$19,444	$19,468

Cambridge	4.00% to 8.48%	Term Loan	09/19/08 to 03/29/13	07/29/13 to 11/18/20	18	2%	5.46%	$1,250	$5,458	$5,471

Other					13	1%	6.72%	$422	$3,058	$3,054

Philadelphia	Dorit Matityahu ##	Term Loan	8/4/2011	08/04/14	1	1%	6.25%		$2,117	$2,108
Various Other	5.25% to 11.50%	Term Loan	11/26/07 to 02/22/13	04/28/13 to 03/10/18	12	*	7.77%	$422	$941	$946

Total medallion loans ($226,200 pledged as collateral under borrowing arrangements)					684	131%	4.25%	$58,861	$288,879	$288,873

Commercial Loans
Secured mezzanine (33% Minnesota, 14% Oklahoma, 9% North Carolina, 8% Texas, 8% New York
6% California, 6% Wisconsin, 5% Arizona, 4% Florida and 7% all other states (2)
Manufacturing (64% of the total)		Reel Power (capitalized interest of $86 per footnote 2)	Term Loan	12/31/09	02/04/14	1	2%	14.00%		$3,586	$3,586
		Bluff Manufacturing (interest rate includes PIK interest of 3.50%)	Term Loan	12/14/12	12/14/17	1		15.50%		$3,000	$3,011
		Process Fab & (interest rate includes PIK interest of 8.00%)	Term Loan	04/17/08	12/31/15	1	1%	8.00%		$4,500	$2,818
		Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $136 per footnote 2)	Term Loan	03/28/12	03/28/17	1	1%	17.00%		$2,736	$2,725
	+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $224 per footnote 2)	Term Loan	04/01/08	12/31/13	1	1%	14.00%		$2,214	$2,214
		Aeration & (interest rate includes PIK interest of 21.00%) (capitalized interest of $81 per footnote 2)	Term Loan	12/31/10	04/30/13	1		21.00%		$2,416	$2,186
	+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,562	$1,960
		Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $49 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,874	$1,874
	+	RespirTech	Term Loan	04/25/12	04/25/17	1		12.00%		$1,500	$1,509
		Orchard &	Term Loan	03/10/99	Matured	1	1%	13.00%		$1,390	$1,390
		Motion Tech (interest rate includes PIK interest of 6.00%) (capitalized interest of $58 per footnote 2)	Term Loan	12/23/10	12/23/15	1		18.00%		$1,344	$1,348
	+	Various Other && 12.00% to 14.00% (capitalized interest of $51 per footnote 2)	Term Loan	12/15/04 to 07/17/12	12/31/14 to 07/17/17	4	2%	13.17%	$0	$3,705	$3,719
Professional, Scientific, and Technical Services (12% of the total)		Barton Walter (interest rate includes PIK interest of 3.00%) (capitalized interest of $17 per footnote 2)	Term Loan	01/15/13	01/15/18	1	1%	15.00%	$2,600	$2,617	$2,621
	+	Portu-Sunberg	Term Loan	12/31/12	12/31/17	1	1%	12.00%		$2,500	$2,513
		Various Other && 10.00% (capitalized interest of $84 per footnote 2)	Term Loan	10/26/11	11/01/14	1	*	10.00%	$0	$84	$84
Administrative and Support Services (11% of the total)		Verifications	Term Loan	09/06/12	09/06/17	1	1%	12.00%		$2,500	$2,516
	+	Various Other && 0.00% to 13.00% (capitalized interest of $198 per footnote 2)	Term Loan	01/14/05 to 09/15/11	12/31/14 to 12/31/14	3	1%	10.38%	$0	$4,910	$2,470
Arts, Entertainment, and Recreation (9% of the total)		RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $796 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$3,836	$3,836
Health Care and Social Assistance (2% of the total)	+	Various Other && 7.00%	Term Loan	06/28/07	06/30/17	1	*	7.00%	$0	$1,184	$919
Accommodation and Food Services (2% of the total)		Various Other && 9.25% to 10.00% (capitalized interest of $127 per footnote 2)	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.86%	$0	$2,906	$856
Retail Trade (0% of the total)		Various Other && 10.00%	Term Loan	06/30/00	10/01/15	1	*	10.00%	$0	$575	$199

Total secured mezzanine (2)						28	20%	12.79%	$2,600	$51,939	$44,354

Asset-based Other secured commercial (75% New York, 17% New Jersey and 8% all other states)

Wholesale Trade (47% of the total)
		Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/13	1	1%	4.50%		$1,572	$1,546
		Various Other 4.75% to 6.75% ##	Revolving line of credit	01/23/99 to 06/01/12	04/11/13 to 03/27/14	9	1%	5.77%	$0	$2,082	$2,026
Transportation and Warehousing (20% of the total)		Various Other 5.75% to 8.00% ##	Revolving line of credit	12/31/01 to 07/20/07	05/02/13 to 02/06/14	5	1%	6.37%	$0	$1,400	$1,372
Retail Trade (13% of the total)		Various Other 4.75% to 6.33% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/13 to 12/21/13	5	*	5.46%	$0	$917	$898
Finance and Insurance (9% of the total)		Various Other 4.25% to 8.25%	Revolving line of credit	02/06/02 to 11/10/11	07/25/13 to 02/14/14	6	*	6.27%	$0	$650	$616
Construction (7% of the total)		Various Other 5.75% to 6.25% ##	Revolving line of credit	07/20/99 to 02/26/13	07/20/13 to 02/26/14	2	*	6.09%	$363	$477	$461
Manufacturing (5% of the total)		Various Other 5.75% to 6.50% ##	Revolving line of credit	07/07/04 to 06/22/10	06/22/13 to 02/18/14	5	*	6.31%	$0	$405	$382
Administrative and Support Services (0% of the total)		Various Other 5.50% to 5.75%	Revolving line of credit	06/22/04 to 06/30/07	06/22/13 to 06/30/13	2	*	5.99%	$0	$19	$13
Health Care and Social Assistance (-2% of the total)		Various Other 5.75% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/13 to 11/09/13	2	*	5.75%	$0	($131)	($142)

Accommodation and Food Services (0% of the total)		Various Other 6.00%	Revolving line of credit	04/27/11	04/27/13	1	*		6.00%	$0	($208)	($208)
Total asset-based ($4,774 pledged as collateral under borrowing arrangements)						38		3%	5.66%	$363	$7,183	$6,964
Other secured commercial (79% New York, 20% New Jersey, 1% Illinois)
Retail Trade (63% of the total)		Medallion Fine Art Inc (includes rate includes PIK interest of 12.00% (capitalized interest of $46 per footnote 2)	Term Loan	12/17/12	12/17/17	1		2%	12.00%		$3,345	$3,345
		Various Other && 0.00% to 12.00%	Term Loan	09/13/06 to 10/09/12	09/16/13 to 01/09/20	13		2%	9.09%	$0	$3,523	$3,442
Accommodation and Food Services (33% of the total)		Dune Deck Owners Corp ##	Term Loan	4/24/2007	3/31/2014	1		1%	7.25%		$3,081	$3,081
		Various Other 7.50% to 10.50% &&	Term Loan	05/25/05 to 07/29/08	03/18/14 to 03/25/15	3		*	8.59%	$0	$605	$514
Other Services (except Public Administration) (2% of the total)		Various Other 5.50% to 6.50%	Term Loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2		*	5.83%	$0	$199	$199
Real Estate and Rental and Leasing (2% of the total)		Various Other 4.75% to 6.00%	Term Loan	04/22/99 to 04/01/10	04/01/15 to 09/01/15	2		*	5.27%	$0	$191	$192
Transportation and Warehousing (0% of the total)		Various Other 6.50%	Term Loan	12/02/10	11/22/13	1		*	6.50%	$0	$4	$5

Total other secured commercial loans ($3,081 pledged as collateral under borrowing arrangements)						23		5%	9.31%	$0	$10,948	$10,778

Total commercial loans ($7,855 pledged as collateral under borrowing arrangements) (2)						89		28%	11.52%	$2,963	$70,070	$62,096

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking		Medallion Bank **	100% of common stock	05/16/02	None	1		42%	12.30%		$93,479	$93,479
Art Dealer		Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1		1%	0.00%		$1,396	$1,396
Real Estate		Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1		1%	0.00%		$2,761	$2,761
Various Other				12/20/04 to 5/23/12	None	4		1%	0.00%		$1,337	$1,337

Investment in Medallion Bank and other controlled subsidiaries, net						7		45%	11.62%	$0	$98,973	$98,973

Equity investments
Commercial Finance		Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1		1%	0.00%		$1,294	$1,794
NASCAR Race Team		Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1		*	0.00%		$454	$454
Bakery		Quaker Bakery	* of senior preferred stock	03/28/12	None	1		*	0.00%		$359	$359
Machinery Manufacturer	+	Reel Power International, Inc.	2% of common stock	08/04/08	None	1		*	0.00%		$318	$318
Equipment Manufacturing		Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1		*	0.00%		$365	$0
Various Other		**	* to 9.25% of common stock	09/10/98 to 3/30/12	None	4		1%	3.79%		$1,786	$1,698

Equity investments, net						9		2%	1.48%	$0	$4,576	$4,623

Investment securities
Investment securities, net						0		0%	0.00%	$0	$0	$0

Net Investments ($234,055 pledged as collateral under borrowing arrangements) (3)						789		207%	6.90%	$61,824	$462,498	$454,565

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $1,953 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 206%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $40,419, $11,552 and $28,867, respectively. The tax cost of investments was $425,698.
(5)	For revolving lines of credit the amount shown is the cost at March 31, 2013.
*	Less than 1.0%

**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 28% and up to 29% on a consolidated basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at March 31, 2013.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov.

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As Of And For the Quarter Ended 3/31/2013

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the quarter	Amount of dividends or interest (1)	Value as of 3/31/13
(Dollars in thousands)
Medallion Bank—common stock	1,000,000 shares - 100% of common stock	4,585	3,000	$93,479
Medallion Hamptons Holding LLC—membership interest	100% of membership interest	0	0	$2,761
Medallion Fine Art, Inc.—common stock (2)	1,000 shares - 100% of common stock	(77)	0	$1,396
Medallion Servicing Corp.—common stock	1,000 shares - 100% of common stock	(320)	0	$619
LAX Group LLC—membership interest	42% of membership interest	39	0	$500
Generation Outdoor, Inc.—common stock	1,000 shares - 100% of common stock	(260)	6	$218

Total investments in Medallion Bank and other controlled subsidiaries		3,967	3,006	$98,973

Appliance Recycling Centers of America Inc—common stock	8% of common stock	0	0	$568
RPAC Racing, LLC—membership interest	30% of membership interest	0	0	$454
Summit Medical, Inc—common stock	9.25% of common stock	0	0	$135
Aeration Industries International LLC—membership interest	5.25% of membership interest	0	0	$0
Other equity investments other than in investments in and advances to affiliates		—	—	$3,466

Total equity investments		0	0	$4,623

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		3,967	3,006	$103,596

Other interest and dividend income other than from investments in and advances to affiliates			10

Total dividend and interest income on short term investments			3,016

Total investments in and advances to affiliates				$100,130
Other equity investments other than in investments in and advances to affiliates				$3,466

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				$103,596

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $3,345 as of March 31, 2013.

The table below provides a recap of the changes in the investment in the respective issuers for the quarter ended March 31, 2013.

(Dollars in thousands)	Value as of 12/31/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments	Value as of 3/31/13
Medallion Bank—common stock	$92,169	0	3,275	4,585		$93,479
Medallion Hamptons Holding LLC—membership interest	$2,696	65	0	0		$2,761
Medallion Fine Art, Inc.—common stock (1)	$2,843	0	1,370	(77)		$1,396
Medallion Servicing Corp.—common stock	$613	426	100	(320)		$619
Appliance Recycling Centers of America Inc—common stock	$579	0	0	(11)		$568
LAX Group LLC—membership interest	$461	—	0	39		$500
Generation Outdoor, Inc.—common stock	$301	377	200	(260)		$218

(1)	Additionally, the Company has made a loan to Medallion Fine Art, Inc in the amount of $3,345 as of March 31, 2013, the full amount of which was advanced during the quarter.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					419	96%	3.96%	$98,361	$208,564	$208,563
	Lena Cab Corp ##	Term Loan	12/9/2011	12/09/15	1	2%	3.60%		$3,680	$3,665
	Sean Cab Corp ##	Term Loan	12/9/2011	12/08/15	1	2%	3.60%		$3,680	$3,665
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$2,545	$2,545
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	05/01/15	1	1%	4.00%		$2,524	$2,513
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/15	1	1%	4.00%		$1,605	$1,598
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$1,527	$1,527
	Christian Cab Corp	Term Loan	11/27/2012	11/27/15	1	1%	4.00%	$1,500	$1,500	$1,502
	Silke Hacking Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%	$1,450	$1,450	$1,452
	Hoyt Cab Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%	$1,450	$1,450	$1,452
	Bunty & Jyoti Inc ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%	$1,450	$1,450	$1,446
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%	$1,450	$1,450	$1,446
	Nancy Transit Inc ##	Term Loan	11/6/2012	11/06/15	1	1%	4.15%	$1,425	$1,423	$1,415
	Perem Hacking Corp ##	Term Loan	12/5/2012	12/05/15	1	1%	3.50%	$1,400	$1,398	$1,394
	S600 Service Co Inc ##	Term Loan	12/5/2012	12/05/15	1	1%	3.50%	$1,400	$1,398	$1,394
	Daytona Hacking Corp ##	Term Loan	6/1/2012	06/01/15	1	1%	3.75%	$1,400	$1,383	$1,385
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/15	1	1%	5.25%	$1,378	$1,378	$1,371
	Nosilla Service Co., Inc ##	Term Loan	8/13/2012	08/13/15	1	1%	3.63%	$1,350	$1,336	$1,332
	Ming Trans Corp ##	Term Loan	11/19/2012	12/01/16	1	1%	3.70%	$1,300	$1,300	$1,297
	Orys Trans Corp ##	Term Loan	9/26/2011	07/22/13	1	1%	3.00%		$1,279	$1,280
	Sandhu & Baath Inc/Note 2 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$638	$636
	Sandhu & Baath Inc/Note 1 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$636	$634
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$350	$350
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$210	$210
Various New York &&	2.22% to 10.13%	Term Loan	12/20/00 to 12/27/12	02/02/13 to 09/10/23	396	80%	4.02%	$81,408	$172,974	$173,054
Chicago					115	19%	5.28%	$31,955	$40,405	$40,449
	Cozy Cab Et Al ##	Term Loan	12/22/2011	12/22/14	1	2%	5.50%		$3,380	$3,368
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	08/28/15	1	1%	5.50%	$1,750	$1,737	$1,731
	Chicago Medallion Nine Llc ##	Term Loan	5/2/2012	05/02/17	1	1%	5.75%	$1,440	$1,413	$1,408
	Lucky Seven Chicago One Inc ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,281	$1,278
	Blue Eyes Cab Corp ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,281	$1,277
Various Chicago	4.50% to 8.75%	Term Loan	01/22/10 to 12/14/12	01/22/13 to 12/14/17	110	15%	5.25%	$26,185	$31,313	$31,387
Newark &&	5.25% to 8.75%	Term Loan	12/07/06 to 12/13/12	01/08/13 to 12/13/17	99	8%	6.70%	$6,214	$17,342	$17,427
Boston					51	9%	5.47%	$13,211	$19,713	$19,776
	Chidi Trans Inc ##	Term Loan	11/17/2011	11/17/14	1	*	6.00%		$701	$699
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%	$660	$660	$663
	Chidi Trans Inc	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$664	$655	$657
	Ngozi Trans Inc. ##	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$377	$369	$371
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%	$330	$330	$333
	Various Boston && 3.50% to 7.75%	Term Loan	06/12/07 to 12/28/12	02/05/13 to 06/12/18	46	8%	5.51%	$11,180	$16,998	$17,053
Cambridge	4.00% to 9.22%	Term Loan	09/19/08 to 12/07/12	02/19/13 to 11/18/20	18	2%	5.74%	$1,720	$5,260	$5,275
Other					12	1%	6.70%	$224	$2,899	$2,898
Philadelphia	Dorit Matityahu ##	Term Loan	8/4/2011	08/04/14	1	1%	6.25%		$2,132	$2,124
Various Other &&	6.00% to 11.50%	Term Loan	11/26/07 to 01/09/12	04/28/13 to 03/10/18	11	*	7.95%	$224	$767	$774

Total medallion loans ($227,521 pledged as collateral under borrowing arrangements)					715	136%	4.46%	$151,685	$294,183	$294,388

Commercial Loans
Secured mezzanine (29% Minnesota, 14% Oklahoma, 9% North Carolina, 9% Texas, 8% New York
7% California, 6% Wisconsin, 5% Arizona, 5% Florida and 8% all other states (2) Manufacturing (68% of the total)
+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $224 per footnote 2)	Term Loan	04/01/08	12/31/13	1	1%	14.00%		$2,214	$2,214
	Process Fab & (interest rate includes PIK interest of 8.00%)	Term Loan	04/17/08	12/31/15	1	1%	8.00%		$4,500	$2,815
+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,623	$2,021

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
	Aeration & (interest rate includes PIK interest of 21.00%) (capitalized interest of $81 per footnote 2)	Term Loan	12/31/10	04/30/13	1	1%	21.00%		$2,416	$2,187
+	RespirTech	Term Loan	04/25/12	04/25/17	1	1%	12.00%	$1,500	$1,500	$1,510
	Motion Tech (interest rate includes PIK interest of 6.00%) (capitalized interest of $38 per footnote 2)	Term Loan	12/23/10	12/23/15	1	1%	18.00%		$1,325	$1,329
	Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $33 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,858	$1,858
	Reel Power (capitalized interest of $86 per footnote 2)	Term Loan	12/31/09	02/04/14	1	2%	14.00%		$3,587	$3,587
	Orchard &	Term Loan	03/10/99	Matured	1	1%	13.00%		$1,390	$1,390
	Bluff Manufacturing (interest rate includes PIK interest of 3.50%) (capitalized interest of $5 per footnote 2)	Term Loan	12/14/12	12/14/17	1	1%	15.50%	$3,000	$3,005	$3,016
+	Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $103 per footnote 2)	Term Loan	3/28/2012	3/28/2017	1	1%	17.00%	$2,600	$2,703	$2,692
	Various Other && 12.00% to 14.00% (capitalized interest of $69 per footnote 2)	Term Loan	12/15/04 to 07/17/12	03/31/13 to 07/17/17	4	2%	13.16%	$1,625	$3,723	$3,738
Administrative and Support Services (12% of the total)	Verifications	Term Loan	09/06/12	09/06/17	1	1%	12.00%	$2,500	$2,500	$2,517
+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	06/30/08	12/31/13	1	1%	13.00%		$3,306	$1,854
+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	09/15/11	12/31/13	1	*	13.00%		$615	$615
	Various Other && 19% (capitalized interest of $198 per footnote 2)	Term Loan	1/14/2005	Matured	1	*	19.00%		$989	$0
Arts, Entertainment, and Recreation (9% of the total)	RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $703 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$3,742	$3,742
Professional, Scientific, and Technical Services (6% of the total) +	Portu-Sunberg	Term Loan	12/31/12	12/31/17	1	1%	12.00%	$2,500	$2,500	$2,514
	Various Other && 10% (capitalized interest of $96 per footnote 2)	Term Loan	10/26/2011	11/1/2014	1	*	10.00%		$96	$96
Accommodation and Food Services (2% of the total)	Various Other && 9.25% to 10.00% (capitalized interest of $179 per footnote 2)	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.86%		$3,035	$985
Health Care and Social Assistance (2% of the total) +	Various Other && 7%	Term Loan	6/28/2007	6/30/2017	1	*	7.00%		$1,219	$919
Retail Trade (1% of the total)	Various Other && 10% (capitalized interest of $2 per footnote 2)	Term Loan	6/30/2000	10/1/2015	1	*	10.00%		$610	$234

Total secured mezzanine (2)					27	19%	13.04%	$13,725	$49,456	$41,833

Asset-based Other secured commercial (74% New York, 12% New Jersey, 5% Delaware and 9% all other states)
Wholesale Trade (43% of the total)
	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/13	1	1%	4.50%		$1,558	$1,530
	Various Other 4.75% to 6.75% ##	Revolving line of credit	01/23/99 to 06/01/12	01/14/13 to 11/30/13	9	1%	5.87%	$74	$2,013	$1,974
Transportation and Warehousing (19% of the total)	Various Other 5.75% to 8.00% ##	Revolving line of credit	12/31/01 to 07/20/07	02/06/13 to 12/31/13	5	1%	6.58%		$1,459	$1,427
Retail Trade (10% of the total)	Various Other 4.75% to 6.31% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/13 to 12/21/13	5	*	5.73%		$738	$716
Finance and Insurance (9% of the total)	Various Other 4.25% to 8.25%	Revolving line of credit	02/06/02 to 11/10/11	02/06/13 to 11/10/13	6	*	6.28%		$678	$644
Construction (7% of the total)	Various Other 5.75% to 6.00% ##	Revolving line of credit	06/29/99 to 07/20/99	06/29/13 to 07/20/13	2	*	5.76%		$555	$546
Manufacturing (7% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 04/20/12	02/18/13 to 11/29/13	7	*	6.61%	$58	$529	$505
Administrative and Support Services (4% of the total)	Various Other 5.50% to 5.75%	Revolving line of credit	06/22/04 to 06/30/07	06/22/13 to 06/30/13	2	*	5.63%		$308	$295

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Accommodation and Food Services (1% of the total)	Various Other 6%	Revolving line of credit	4/27/2011	4/27/2013	1	*	6.00%		$66	$64
Health Care and Social Assistance (0% of the total)	Various Other 5.75% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/13 to 11/09/13	2	*	5.75%	$15	($273)	($289)

Total asset-based ($5,755 pledged as collateral under borrowing arrangements)					40	3%	5.79%	$147	$7,631	$7,412

Other secured commercial (69% New York, 29% New Jersey, 2% Illinois)
Accommodation and Food Services (47% of the total)	Dune Deck Owners Corp ##	Term Loan	04/24/07	03/31/14	1	1%	7.25%		$3,081	$3,081
	Various Other && 4.50% to 10.50%	Term Loan	05/25/05 to 07/29/08	03/25/13 to 02/25/15	3	*	7.12%		$620	$557
Retail Trade (47% of the total)	0.00% to 12.00% &&	Term Loan	09/13/06 to 10/09/12	05/19/13 to 01/09/20	14	2%	9.09%	$1,972	$3,628	$3,611
Other Services (except Public Administration) (3% of the total)	5.50% to 6.50%	Term Loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2	*	5.88%		$221	$221
Real Estate and Rental and Leasing (3% of the total)	4.75% to 6.00%	Term Loan	04/22/99 to 04/01/10	04/01/15 to 09/01/15	2	*	5.25%		$197	$196
Transportation and Warehousing (0% of the total)	6.50% to 6.50%	Term Loan	12/02/10 to 12/02/10	11/22/13 to 11/22/13	1	*	6.50%		$7	$8

Total other secured commercial loans ($3,081 pledged as collateral under borrowing arrangements)					23	4%	8.01%	$1,972	$7,754	$7,674

Total commercial loans ($8,836 pledged as collateral under borrowing arrangements) (2)					90	26%	11.59%	$15,844	$64,841	$56,919

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	43%	11.39%		$92,169	$92,169
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%	$2,843	$2,843	$2,843
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$2,696	$2,696
Various Other			12/20/04 to 5/23/12	None	4	1%	0.00%	$900	$1,375	$1,375

Investment in Medallion Bank and other controlled subsidiaries, net					7	46%	10.60%	$3,743	$99,083	$99,083

Equity investments
Appliance Recycler #	Appliance Recycling Centers of America, Inc. **	8.86% of common stock	09/10/98	None	1	*	0.00%		$0	$579
Commercial Finance	Convergent Capital, Ltd	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,294	$1,793
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	*	0.00%		$454	$454
Bakery	Quaker Bakery*		03/28/12	None	1	*	0.00%		$359	$359
Machinery Manufacturer +	Reel Power International, Inc.	2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Equipment Manufacturing	Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$365	$0
Various Other	**	* to 9.25% of common stock	12/31/10 to 3/30/12	None	3	1%	4.26%	$750	$1,786	$1,117

Equity investments, net					9	2%	1.66%	$750	$4,576	$4,620

Investment securities

Investment securities, net					0	0%	0.00%	$0	$0	$0

Net Investments ($236,357 pledged as collateral under borrowing arrangements) (3)					821	210%	6.75%	$172,022	$462,683	$455,010

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $1,817 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 210%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $8,571, $10,965 and $27,606, respectively. The tax cost of investments was $427,404.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2012.
*	Less than 1.0%

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

(1) Represents the net equity investment of Medallion Sports Media Inc at December 31, 2012 prior its merger into Generation Outdoor Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 7% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 13%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,212,404,000 as of March 31, 2013, and $1,219,224,000 and $1,134,348,000 as of December 31, 2012 and March 31, 2012, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $353,235,000 as of March 31, 2013. We earn referral fees for these activities. In December 2010, all of these servicing activities were assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

	March 31, 2013		December 31, 2012		March 31, 2012
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	3.68%	$199,509	3.96%	$208,564	4.52%	$214,858
Chicago	5.26	40,780	5.28	40,405	5.51	33,217
Newark	6.32	17,934	6.70	17,342	7.20	16,848
Boston	5.22	22,140	5.47	19,713	6.49	15,097
Cambridge	5.46	5,458	5.74	5,260	6.57	6,433
Other	6.72	3,058	6.70	2,899	6.46	4,186

Total medallion loans	4.25	288,879	4.46	294,183	4.97	290,639

Deferred loan acquisition costs		(6)		205		386
Unrealized depreciation on loans		—		—		—

Net medallion loans		$288,873		$294,388		$291,025

Commercial loans
Secured mezzanine	12.79%	$51,939	13.04%	$49,456	13.61%	$53,577
Asset based	5.66	7,183	5.79	7,631	5.65	9,024
Other secured commercial	9.31	10,948	8.01	7,754	8.25	8,156

Total commercial loans	11.52	70,070	11.59	64,841	11.98	70,757

Deferred loan acquisition income		(80)		(78)		(113)
Unrealized depreciation on loans		(7,894)		(7,844)		(14,533)

Net commercial loans		$62,096		$56,919		$56,111

Investment in Medallion Bank and other controlled subsidiaries, net	11.62%	$98,973	10.60%	$99,083	7.37%	$88,207

Equity investments	1.48%	$4,576	1.66%	$4,576	1.46%	$4,581

Unrealized appreciation on equities		47		44		943

Net equity investments		$4,623		$4,620		$5,524

Investments securities	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.90%	$462,498	6.75%	$462,683	6.49%	$454,184

Deferred loan acquisition costs		(86)		127		273
Unrealized appreciation on equities		47		44		943
Unrealized depreciation on loans		(7,894)		(7,844)		(14,533)

Net investments		$454,565		$455,010		$440,867

Medallion Bank investments
Medallion loans	3.93%	$351,227	4.17%	$337,108	4.65%	$297,421
Consumer loans	16.56	273,849	16.81	264,691	17.68	204,393
Commercial loans	4.92	67,371	4.94	70,103	5.81	79,749
Investment securities	1.90	20,439	2.37	20,951	2.58	24,044

Medallion Bank investments at cost (2)	8.82	712,886	9.02	692,853	9.12	605,607

Deferred loan acquisition costs		7,168		7,019		5,749
Unrealized appreciation on investment securities		745		835		769
Premiums paid on purchased securities		296		336		356
Unrealized depreciation on loans		(14,192)		(14,636)		(14,480)

Medallion Bank net investments		$706,903		$686,407		$598,001

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 7.88%, 8.02%, and 8.22% at March 31, 2013, December 31, 2012, and March 31, 2012.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net investments at beginning of period	$455,010	$451,835
Investments originated (1)	62,025	34,155
Repayments of investments (1)	(63,392)	(46,507)
Net realized gains (losses) on investments (2)	77	(58)
Net increase in unrealized appreciation (3)	920	1,503
Amortization of origination (costs) fees	(75)	(61)

Net decrease in investments	(445)	(10,968)

Net investments at end of period	$454,565	$440,867

(1)	Includes refinancings.
(2)	Excludes net realized losses of $74 for the quarter ended March 31, 2012, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.
(3)	Excludes net unrealized appreciation of $3,012 and $2,410 for the quarter ended March 31, 2013 and 2012, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at March 31, 2013 was 6.90% (5.67% for the loan portfolio), an increase of 15 basis points from 6.75% at December 31, 2012, and an increase of 41 basis points from 6.49% at March 31, 2012. The weighted average yield of the total managed portfolio at March 31, 2013 was 7.70% (7.88% for the loan portfolio), a decrease of 13 basis points from 7.83% at December 31, 2012, and a decrease of 26 basis points from 7.96% at March 31, 2012. The slight changes in 2013 reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 63% of the net portfolio of $454,565,000 at March 31, 2013, compared to 65% of the net portfolio of $455,010,000 at December 31, 2012, and 66% of $440,867,000 at March 31, 2012. Our managed medallion loans of $639,345,000 comprised 60% of the net managed portfolio of $1,067,371,000 at March 31, 2013, compared to 60% of the net managed portfolio of $1,048,635,000 at December 31, 2012, and 62% of $953,297,000 at March 31, 2012. The medallion loan portfolio decreased by $5,515,000 or 2% in 2013 (an increase of $8,742,000 or 1% on a managed basis), primarily reflecting loan participations sold and the movement of loans to Medallion Bank. Total medallion loans serviced for third parties were $45,677,000, $57,676,000, and $86,221,000 at March 31, 2013, December 31, 2012, and March 31, 2012.

The weighted average yield of the medallion loan portfolio at March 31, 2013 was 4.25%, a decrease of 21 basis points from 4.46% at December 31, 2012, and a decrease of 72 basis points from 4.97% at March 31, 2012. The weighted average yield of the managed medallion loan portfolio at March 31, 2013 was 4.08%, a decrease of 23 basis points from 4.31% at December 31, 2012, and a decrease of 73 basis points from 4.81% at March 31, 2012. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At March 31, 2013, 31% of the medallion loan portfolio represented loans outside New York, compared to 29% and 26% at December 31, 2012 and March 31, 2012. At March 31, 2013, 23% of the managed medallion loan portfolio represented loans outside New York, compared to 22% at December 31, 2012 and 21% at March 31, 2012. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 14%, 12%, and 13% of the net investment portfolio as of March 31, 2013, December 31, 2012, and March 31, 2012, and were 12%, 12%, and 14% on a managed basis. Commercial loans increased by $5,177,000 or 9% during the quarter ended March 31, 2013 (increased $2,463,000 or 2% on a managed basis), primarily reflecting increases in the other secured commercial and secured mezzanine portfolio, and on a managed basis also by decreases in the asset-based portfolio. Net commercial loans serviced by third parties were $12,098,000 at March 31, 2013, $12,575,000 at December 31, 2012, and $14,799,000 at March 31, 2012.

The weighted average yield of the commercial loan portfolio at March 31, 2013 was 11.52%, a decrease of 7 basis points from 11.59% at December 31, 2012, and a decrease of 46 basis points from 11.98% at March 31, 2012. The weighted average yield of the managed commercial loan portfolio at March 31, 2013 was 8.28%, an increase of 15 basis points from 8.13% at December 31, 2012, and an increase of 1 basis points from 8.27% at March 31, 2012. The decreases primarily reflect changes in the portfolio mix and changes in the rates earned. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At March 31, 2013, variable-rate loans represented approximately 12% of the commercial portfolio, compared to 13% and 13% at December 31, 2012 and March 31, 2012, and were 52%, 56%, and 57% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 25%, 25%, and 21% of the managed net investment portfolio as of March 31, 2013, December 31, 2012, and March 31, 2012. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 16.56% at March 31, 2013, compared to 16.81% and 17.68% at December 31, 2012 and March 31, 2012. Adjustable rate loans represented 73% of the managed consumer portfolio at March 31, 2013, compared to 76% and 81% at December 31, 2012 and March 31, 2012.

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

The following table shows the trend in loans 90 days or more past due.

	March 31, 2013		December 31, 2012		March 31, 2012
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$—	0.0%	$—	0.0%	$47	0.0%

Commercial loans
Secured mezzanine	2,380	0.7	2,380	0.7	12,457	3.5
Asset-based receivable	—	0.0	—	0.0	—	0.0
Other secured commercial	—	0.0	—	0.0	—	0.0

Total commercial loans	2,380	0.7	2,380	0.7	12,457	3.5

Total loans 90 days or more past due	$2,380	0.7%	$2,380	0.7%	$12,504	3.5%

Total Medallion Bank loans	$1,007	0.2%	$1,252	0.2%	$1,254	0.2%

Total managed loans 90 days or more past due	$3,387	0.3%	$3,632	0.4%	$13,758	1.5%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion loan delinquencies have continued to decline compared to March 31, 2012 due to consistent collection efforts. Secured mezzanine delinquencies have declined compared to March 31, 2012 due to loan writeoffs to realized losses, and due to successful restructuring efforts on certain portfolio loans. Medallion Bank delinquencies remained steady due to strong consumer portfolio performance reflective of the improved economic environment. In addition to the delinquencies in the loan portfolio as described above, receivables from bonuses relating to certain investments of $6,468,000 were delinquent at March 31, 2013. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values. We monitor delinquent loans for possible exposure to loss by analyzing various factors, including the value of the collateral securing the loan and the borrower’s prior payment history. Under the 1940 Act, our loan portfolio must be recorded at fair value or “marked-to-market.” Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect our estimate of the current realizable value of our loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of our Board of Directors. Because of the subjectivity of these estimates, there can be no assurance that in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2013 and 2012 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties(1)	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	$—	($7,894)	$47	$36,769	$28,922

(1) Foreclosed properties are held in other assets on the consolidated balance sheet.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties(1)	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	$—	($14,533)	$943	$26,974	$13,384

(1)	Foreclosed properties are held in other assets on the consolidated balance sheet.

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Total loans
Medallion loans	$288,873	$294,388	$291,025
Commercial loans	62,096	56,919	56,111

Total loans	350,969	351,307	347,136
Investment in Medallion Bank and other controlled subsidiaries	98,973	99,083	88,207
Equity investments (1)	4,623	4,620	5,524
Investment securities	—	—	—

Net investments	$454,565	$455,010	$440,867

Net investments at Medallion Bank and other controlled subsidiaries	$706,903	$686,407	$598,001
Managed net investments	$1,067,371	$1,048,635	$953,297

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—
Commercial loans	(7,894)	(7,844)	(14,533)

Total loans	(7,894)	(7,844)	(14,533)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	47	44	943
Investment securities	—	—	—

Total unrealized depreciation on investments	($7,847)	($7,800)	($13,590)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($13,447)	($13,801)	($13,711)
Managed total unrealized depreciation on investments	($21,294)	($21,601)	($27,301)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	—%	—%	—%
Commercial loans	(11.27)	(12.10)	(20.54)
Total loans	(2.20)	(2.18)	(4.02)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	1.04	0.97	20.59
Investment securities	—	—	—
Net investments	(1.70)	(1.69)	(2.99)

Net investments at Medallion Bank and other controlled subsidiaries	(1.89%)	(1.99%)	(2.26%)
Managed net investments	(1.97%)	(2.03%)	(2.80%)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the quarters ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Dollars in thousands)	2013	2012
Realized gains (losses) on loans and equity investments
Medallion loans	$40	$—
Commercial loans	37	(417)

Total loans	77	(417)
Investment in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	—	359
Investment securities	—	—

Total realized gains (losses) on loans and equity investments	$77	($58)

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	($1,909)	($1,588)

Total managed realized losses on loans and equity investments	($1,832)	($1,646)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.06%	—%
Commercial loans	0.22	(2.44)
Total loans	0.09	(0.46)
Investment in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	—	38.48
Investment securities	—	—
Net investments	0.07	(0.05)

Net investments at Medallion Bank and other controlled subsidiaries	(1.11%)	(1.06%)
Managed net investments	(0.70%)	(0.68%)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($11)	($213)
Unrealized depreciation	(36)	(608)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	967	1,900
Realized gains	—	—
Realized losses	—	424
Unrealized gains on foreclosed properties and other assets	3,012	2,410

Total	$3,932	$3,913

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses	—	(424)
Other gains	—	359
Direct recoveries	77	7
Realized gains on foreclosed properties and other assets	—	—

Total	$77	($58)

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries represented 22%, 22%, and 20% of our total portfolio at March 31, 2013, December 31, 2012, and March 31, 2012. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to us of $3,000,000 and $2,000,000 in the 2013 and 2012 first quarters. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at March 31, 2013, December 31, 2012, and March 31, 2012. Equity investments were 1%, 1%, and less than 1% of our total managed portfolio at March 31, 2013, December 31, 2012, and March 31, 2012. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at March 31, 2013, December 31, 2012, and March 31, 2012. Investment securities were 2%, 2%, and 3% of our total managed portfolio at March 31, 2013, December 31, 2012, and March 31, 2012. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the quarters ended March 31, 2013 and 2012. Our average balances decreased and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, and the repricing of term borrowings.

	Three Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2013
Revolving lines of credit	$656	$157,267	1.69%
Notes payable to banks	494	63,100	3.17
SBA debentures	714	59,487	4.87
Preferred securities	201	33,000	2.47

Total	$2,065	$312,854	2.68

Medallion Bank borrowings	1,327	594,456	0.91

Total managed borrowings	$3,392	$907,310	1.52

March 31, 2012
Revolving lines of credit	$772	$174,948	1.78%
Notes payable to banks	787	73,130	4.33
SBA debentures	1,053	65,853	6.43
Preferred securities	635	33,000	7.74

Total	$3,247	$346,931	3.76

Medallion Bank borrowings	1,191	507,378	0.94

Total managed borrowings	$4,438	$854,309	2.09

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2013 and 2012, short-term adjustable rate debt constituted 70% and 69% of total debt, and was 24% and 28%on a fully managed basis including the borrowings of Medallion Bank.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012
Statement of operations
Investment income	$8,245	$7,863
Interest expense	2,065	3,247

Net interest income	6,180	4,616
Noninterest income	296	335
Operating expenses	4,013	3,340

Net investment income before income taxes	2,463	1,611
Income tax (provision) benefit	—	—

Net investment income after income taxes	2,463	1,611
Net realized gains (losses) on investments	77	(58)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	967	1,900
Net change in unrealized appreciation on investments (1)	2,965	2,013

Net increase in net assets resulting from operations	$6,472	$5,466

Per share data
Net investment income	$0.11	$0.09
Income tax (provision) benefit	—	—
Net realized gains (losses) on investments	0.01	—
Net change in unrealized appreciation on investments (1)	0.18	0.21

Net increase in net assets resulting from operations	$0.30	$0.30

Dividends declared per share	$0.22	$0.21

Weighted average common shares outstanding
Basic	21,423,311	17,657,222
Diluted	21,748,381	17,936,958

	March 31, 2013	December 31, 2012
Balance sheet data
Net investments	$454,565	$455,010
Total assets	544,074	543,465
Total funds borrowed	319,644	322,770
Total liabilities	323,993	327,147
Total shareholders’ equity	220,081	216,318

Managed balance sheet data (2)
Net investments	$1,067,371	$1,048,635
Total assets	1,178,826	1,174,124
Total funds borrowed	923,270	924,921
Total liabilities	958,745	957,806

	Three Months Ended March 31,
	2013	2012
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	1.85%	1.22%
Net increase in net assets resulting from operations	4.86	4.14
Return on average equity (ROE) (4)
Net investment income after taxes	4.58	3.74
Net increase in net assets resulting from operations	12.03	12.70

Weighted average yield	7.35%	7.12%
Weighted average cost of funds	1.84	2.94

Net interest margin (5)	5.51	4.18

Noninterest income ratio (6)	0.26%	0.30%
Total expense ratio (7)	5.41	5.96
Operating expense ratio (8)	3.58	3.02

	March 31, 2013	December 31, 2012
As a percentage of net investment portfolio
Medallion loans	63%	65%
Commercial loans	14	12
Investment in Medallion Bank and other controlled subsidiaries	22	22
Equity investments	1	1
Investment securities	—	—

Investments to assets (9)	84%	84%
Equity to assets (10)	40	40
Debt to equity (11)	145	149

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $18 and $206 in the quarters ended March 31, 2013 and 2012, and also included dividends from Medallion Bank of $3,000 and $2,000 in the respective periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.36% and 6.06% for the quarters ended March 31, 2013 and 2012.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2013 First Quarter compared to the 2012 First Quarter

Net increase in net assets resulting from operations was $6,472,000 or $0.30 per diluted common share in the 2013 first quarter, up $1,006,000 or 18% from $5,466,000 or $0.30 per share in the 2012 first quarter, primarily reflecting higher net interest income and net realized/unrealized gains, partially offset by higher operating expenses and lower noninterest income. Net investment income after income taxes was $2,463,000 or $0.11 per share in the 2013 quarter, up $852,000 or 53% from $1,611,000 or $0.09 per share in the 2012 quarter.

Investment income was $8,245,000 in the 2013 first quarter, up $382,000 or 5% from $7,863,000 a year ago, and included $18,000 from bonuses on certain investments in 2013, compared to $206,000 in 2012. Also included in the 2013 and 2012 quarters was $3,000,000 and $2,000,000 in dividends from Medallion Bank. Excluding those items, investment income decreased $430,000 or 8%, primarily reflecting changes in the yields. The yield on the investment portfolio was 7.35% in the 2013 quarter, up 3% from 7.12% in the 2012 quarter. Excluding the extra interest and dividends, the 2013 yield was down 9% to 4.66% from 5.12% in 2012, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $455,214,000 in 2013, up 2% from $444,392,000 a year ago, primarily reflecting portfolio growth, offset by loan participations sold and loan payments received.

Medallion loans were $288,873,000 at quarter end, down $2,152,000 or 1% from $291,025,000 a year ago, representing 63% of the investment portfolio, compared to 66% a year ago, and were yielding 4.25% compared to 4.97% a year ago, a decrease of 14%, reflecting the repricing of the portfolio to lower current market interest rates. The decrease in outstandings primarily reflected the sourcing of more business to Medallion Bank and less to third parties, primarily in the New York market, partially offset by portfolio growth, particularly in Chicago and Boston. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $685,022,000 at quarter end, up $11,144,000 or 2% from $673,878,000 a year ago, reflecting the above, and the strong overall portfolio growth at Medallion Bank, particularly in the New York and Chicago markets, partially offset by a reduction in third party participations sold. The commercial loan portfolio was $62,096,000 at quarter end, compared to $56,111,000 a year ago, an increase of $5,985,000 or 11%, and represented 14% of the investment portfolio compared to 13% a year ago. The increase primarily reflected growth in the high-yield mezzanine and other commercial secured loan portfolios, partially offset by decreases in asset-based loans. Commercial loans yielded 11.52% at quarter end, down 4% from 11.98% a year ago, reflecting lower yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $116,421,000 at quarter end, down $3,509,000 or 3% from $119,930,000 a year ago, primarily reflecting the changes described above and decreases in Medallion Bank’s asset-based portfolio and third party loan participations purchased. Investments in Medallion Bank and other controlled subsidiaries were $98,973,000 at quarter end, up $10,766,000 or 12% from $88,207,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank, and which represented 22% of the investment portfolio, compared to 20% a year ago, and which yielded 11.62% at quarter end, compared to 7.37% a year ago, reflecting the increased level of dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $4,623,000 at quarter end, down $901,000 or 16% from $5,524,000 a year ago, primarily reflecting portfolio depreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 1.48%, compared to 1.46% a year ago. Investment securities were zero at both quarter ends. See page 26 for a table that shows balances and yields by type of investment.

Interest expense was $2,065,000 in the 2013 first quarter, down $1,182,000 or 36% from $3,247,000 in the 2012 first quarter. The decrease in interest expense was primarily due to reduced funding costs, and also by decreased borrowing levels. The cost of borrowed funds was 2.68% in 2013, compared to 3.76% a year ago, a decrease of 29%, primarily reflecting the repricing of certain debt to lower interest rates, as well as the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $312,854,000 for the 2013 quarter, compared to $346,931,000 a year ago, a decrease of 10%, primarily reflecting decreased borrowings required after the 2012 equity offering, as well as that much of our portfolio growth has been in Medallion Bank. See page 32 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $6,180,000 and the net interest margin was 5.51% for the 2013 quarter, up $1,564,000 or 34% from $4,616,000 a year ago, which represented a net interest margin of 4.18%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $296,000 in the 2013 quarter, down $39,000 or 12% from $335,000 a year ago, primarily reflecting lower late charges and lower servicing and other fees generated from the portfolio base at Medallion Bank, partially offset by higher prepayment fees.

Operating expenses were $4,013,000 in the 2013 first quarter, up $673,000 or 20% from $3,340,000 in the 2012 first quarter. Salaries and benefits expense was $2,551,000 in the 2013 quarter, up $501,000 or 24% from $2,050,000 in the 2012 quarter, primarily reflecting higher bonus accruals and stock-based compensation expense, partially offset by higher salary deferrals related to loan originations. Professional fees were $500,000 in 2013, up $187,000 or 60% from $313,000 a year ago, primarily reflecting higher consultant and accounting costs related to investment activities, portfolio valuations, and assistance with enhancements to the operating environment. Occupancy expense was $201,000 in the quarter, down $10,000 or 5% from $211,000 in 2012, primarily reflecting higher rent allocated to unconsolidated portfolio companies. Other operating expenses of $761,000 in 2013 were down $5,000 or 1% from $766,000 a year ago, primarily reflecting lower travel and entertainment expenses, partially offset by higher director’s fees.

Income tax expense was $0 in both the 2013 and 2012 first quarters.

Net change in unrealized appreciation on investments was $3,932,000 in the 2013 first quarter, compared to $3,913,000 in the 2012 first quarter, an increase in appreciation of $19,000. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was appreciation of $2,965,000 in 2013, compared to $2,013,000 in 2012, resulting in increased appreciation of $951,000 in 2013. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2013 activity resulted from net appreciation on foreclosed property of $3,012,000, net appreciation on Medallion Bank and other controlled subsidiaries of $967,000, and net unrealized appreciation on equity investments of $3,000, partially offset by net unrealized depreciation on loans of $50,000. The 2012 activity resulted from net appreciation on foreclosed property of $2,410,000, net appreciation on Medallion Bank and other controlled subsidiaries of $1,900,000, and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $424,000, partially offset by net unrealized depreciation on loans of $659,000 and net unrealized depreciation on equity investments of $162,000. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $3,000,000 in the 2013 first quarter and $2,000,000 in the 2012 first quarter.

Our net realized gains on investments were $77,000 in the 2013 quarter, compared to losses of $58,000 in the 2012 quarter, an increase in realized gains of $135,000 in the quarter. The 2013 activity reflected net direct recoveries of $77,000. The 2012 activity reflected the reversals described in the unrealized paragraph above, partially offset by gains on the sale of equity investments of $359,000 and net direct recoveries of $7,000.

Our net realized/unrealized gains on investments were $4,009,000 in the 2013 first quarter, compared to $3,855,000 in the 2012 first quarter, an increase of $154,000 in net gains in 2013, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $58,635,000 with a weighted average interest rate of 4.43%, constituting 18% of our total indebtedness as of March 31, 2013. Also, as of March 31, 2013, portions of the adjustable rate debt with banks repriced at intervals of as long as nine months, and certain of the certificates of deposit were for terms of up to 54 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2013, compared to the respective positions at the end of 2012 and 2011. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2013 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$7,183	$—	$—	$—	$—	$—	$—	$7,183
Adjustable rate	1,427	3,050	857	590	—	—	—	5,924
Fixed-rate	31,926	59,560	170,830	44,010	38,250	26	1,242	345,844
Cash	21,406	—	—	—	—	—	—	21,406

Total earning assets	$61,942	$62,610	$171,687	$44,600	$38,250	$26	$1,242	$380,357

Interest bearing liabilities
Revolving lines of credit	$157,395	$—	$—	$—	$—	$—	$—	$157,395
Notes payable to banks	40,034	26,440	231	3,909	—	—	—	70,614
SBA debentures	9,150	6,500	4,000	—	—	3,000	35,985	58,635
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$239,579	$32,940	$4,231	$3,909	$—	$3,000	$35,985	$319,644

Interest rate gap	($177,637)	$29,670	$167,456	$40,691	$38,250	($2,974)	($34,743)	$60,713

Cumulative interest rate gap (2)	($177,637)	($147,967)	$19,489	$60,180	$98,430	$95,456	$60,713	—

December 31, 2012 (2)	($181,961)	($163,542)	$8,504	$45,211	$78,313	$81,009	$63,129	—
December 31, 2011 (2)	($163,313)	($124,585)	($29,456)	$30,710	$63,680	$70,283	$46,894	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (47%), (47%), and (40%), as of March 31, 2013 and December 31, 2012 and 2011, and was (37%), (40%), and (26%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($70,621) or (19%) for March 31, 2013, compared to ($75,090) or (19%) and ($57,386) or (14%) for December 31, 2012 and 2011, and was ($175,707) or (16%), ($213,406) or (19%), and ($60,584) or (6%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $380,357,000 and interest rate sensitive liabilities were $319,644,000 at March 31, 2013. The one-year cumulative interest rate gap was a negative $177,637,000 or 47% of interest rate sensitive assets, compared to a negative $181,961,000 or 47% at December 31, 2012 and $163,313,000 or 40% at December 31, 2011. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $70,621,000 or 19% at March 31, 2013. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,106,430,000 and interest rate sensitive liabilities were $923,270,000 at March 31, 2013. The one year cumulative interest rate gap was a negative $411,698,000 or 37% of interest rate sensitive assets, compared to a negative $442,219,000 or 40% and $272,395,000 or 26% at December 31, 2012 and 2011. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $175,707,000 or 16% at March 31, 2013.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $150,000,000 of notional value of principal from various multinational banks, with termination dates ranging to July 2015. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $12,000 and none for the quarters ended March 31, 2013 and 2012, and all are carried at $0 on the balance sheet at March 31, 2013.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to purchase debentures from the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $42,605,000 of availability, $55,500,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $5,000,000.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $53,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at March 31, 2013. See Note 4 to the consolidated financial statements on page 16 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$157,395	49%	1.24%
Notes payable to banks	70,614	23	2.99
SBA debentures	58,635	18	4.43
Preferred securities	33,000	10	2.41

Total outstanding debt	$319,644	100%	2.33

Deposits and other borrowings at Medallion Bank	603,626	—	0.68%

Total outstanding debt, including Medallion Bank	$923,270	—	1.25

(1)	Weighted average contractual rate as of March 31, 2013.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2013.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$157,395	$—	$—	$—	$—	$—	$157,395
Notes payable to banks	20,757	45,717	231	3,909	—	—	70,614
SBA debentures	9,150	6,500	4,000		—	38,985	58,635
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$187,302	$52,217	$4,231	$3,909	$—	$71,985	$319,644

Deposits and other borrowings at Medallion Bank	367,606	138,129	76,200	16,684	5,007	—	603,626

Total, including Medallion Bank	$554,908	$190,346	$80,431	$20,593	$5,007	$71,985	$923,270

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2013 by approximately $1,094,000 on an annualized basis, compared to a positive impact of $1,282,000 at December 31, 2012, and the impact of such an immediate increase of 1% over a one year period would have been ($2,888,000) at March 31, 2013, compared to ($2,880,000) at December 31, 2012. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2013. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2012
Cash	$10,343	$1,365	$4,025	$1,756	$3,917	$—	$21,406	$26,875
Bank loans	54,769	71,269	—	—	76	—	126,114	$126,207
Amounts undisbursed	15,000	40,500 (1)	—	—	—	—	55,500	60,000
Amounts outstanding	39,769	30,769	—	—	76	—	70,614	66,207
Average interest rate	2.92%	3.06%	—	—	10.32%	—	2.99%	3.09%
Maturity	6/13-11/16	4/13-3/16	—	—	2/15-3/16	—	4/13-11/16	4/13-1/16
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	2.41%	—	—	—	—	—	2.41%	2.44%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	200,000	—	—	—	—	200,000	$200,000
Amounts undisbursed	—	42,605	—	—	—	—	42,605	36,372
Amounts outstanding	—	157,395	—	—	—	—	157,395	163,628
Average interest rate	—	1.24%	—	—	—	—	1.24%	1.24%
Maturity	—	12/13	—	—	—	—	12/13	12/13
SBA debentures	—	—	30,500	—	33,135	—	63,635	$59,935
Amounts undisbursed	—	—	5,000	—	—	—	5,000	—
Amounts outstanding	—	—	25,500	—	33,135	—	58,635	59,935
Average interest rate	—	—	4.70%	—	4.23%	—	4.43%	4.91%
Maturity	—	—	3/14-3/23	—	9/13-3/23	—	9/13-3/23	3/13-3/23

Total cash and amounts remaining undisbursed under credit facilities	$25,343	$84,470	$9,025	$1,756	$3,917	$—	$124,511	$123,247

Total debt outstanding	$72,769	$188,164	$25,500	$—	$33,211	$—	$319,644	$322,770

Including Medallion Bank
Cash	—	—	—	—	—	$13,673	$13,673	$24,770
Deposit and other borrowings	—	—	—	—	—	603,626	603,626	602,151
Average interest rate	—	—	—	—	—	0.68%	0.68%	0.69%
Maturity	—	—	—	—	—	4/13-3/18	4/13-3/18	1/13-10/17

Total cash and amounts remaining undisbursed under credit facilities	$25,343	$84,470	$9,025	$1,756	$3,917	$13,673	$138,184	$148,017

Total debt outstanding	$72,769	$188,164	$25,500	$—	$33,211	$603,626	$923,270	$924,921

(1)	$32,500 of this availability can also be used by us.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $42,605,000 under our revolving credit agreement with DZ Bank as of March 31, 2013. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides requirements for the recognition, measurement, and disclosure of an entity’s reasonable expectation of its obligations resulting from joint and several liability arrangements and the total outstanding amount of the obligation for all joint parties. The update is effective for interim periods beginning after December 15, 2013. We do not believe the adoption of the standard will have any impact on its financial condition or results of operations.

In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 revises ASC Topic 350 (Intangibles-Goodwill and Other) by allowing an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Prior to the update, an entity was required to assess indefinite-lived intangible assets for impairment by comparing the fair value of an asset to its carrying amount. We have adopted the updated guidance which has no effect on our financial condition or results of operations.

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to offsetting and related arrangements. The FASB further clarified the scope of ASU 2011-11 in January 2013 with the issuance of Accounting Standards Update (ASU) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” We have adopted the updated guidance which has no effect on our financial condition or results of operations.

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 7, 2013, there were approximately 257 holders of record of the Company’s common stock.

On May 7, 2013, the last reported sale price of our common stock was $14.97 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2013	DIVIDENDS DECLARED	HIGH	LOW
First Quarter	$0.22	$13.60	$12.01

2012
Fourth Quarter	$0.22	$12.56	$11.07
Third Quarter	0.21	12.05	10.73
Second Quarter	0.21	11.89	10.00
First Quarter	0.21	11.45	10.65

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through March 31, 2013	—	—	—	6,028,027

Total	1,580,615	8.84	1,580,615

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 2013, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2013 and are to conclude 180 days after the commencement of the purchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2013. In addition, based on our evaluation as of March 31, 2013, there have been no changes that occurred during the 2013 three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2013, we had $319,644,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.33% at March 31, 2013, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $603,626,000 of outstanding indebtedness at a weighted average borrowing cost of 0.68%.

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

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute a non-qualifying asset. As of March 31, 2013, up to 29% of our total assets were invested in non-qualifying assets.

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

As of March 31, 2013, our largest investment subject to this test was our investment in Medallion Bank, representing 20% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our investment portfolio is below its cost basis. As of March 31, 2013, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $7,847,000 or 1.70% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of March 31, 2013 by approximately $1,094,000 on an annualized basis, compared to a positive impact of approximately $1,282,000 at December 31, 2012, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,888,000) at March 31, 2013, compared to approximately ($2,880,000) at December 31, 2012. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, the New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pickup street hails in boroughs outside of Manhattan. The New York State lower court ruled that the law was unconstitutional on August 17, 2012, but the City of New York is currently appealing the decision. If this law is implemented, income from operating medallions and the value of medallions serving as collateral for our loans could decrease by a material amount. This could increase our loan to value ratios, loan delinquencies, or loan defaults. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $160,000 to $1,200,000 for corporate medallions and $917,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2011, the value of New York City taxicab medallions increased by approximately 31% for individual medallions and 20% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of March 31, 2013, investments in New York City taxi medallion loans represented approximately 77% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At March 31, 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the finance company became the subject of an involuntary bankruptcy petition filed by its senior lenders. Among other things, the senior lenders alleged that the finance company fraudulently misrepresented its borrowing availability under its credit facility with the senior lenders and are seeking the finance company’s liquidation. In May 2013, the bankruptcy court presiding over the finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. Although the bankruptcy proceeding is in its earliest stages, we have performed certain field examinations and due diligence procedures and believes our loan participations are not subject to the misconduct alleged by the senior lenders. We also believe the loan participations are fully secured by the underlying collateral, including personal guarantees from one or more of the principals of each of the underlying seven borrowers. Additional due diligence procedures are planned and we are closely monitoring the bankruptcy proceeding and will intervene in the proceeding as necessary to protect our interests. If we are incorrect in our assessments our results of operations could be materially adversely affected.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description
31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of March 31, 2013 and December 31, 2012. Filed herewith.

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

Date: May 8, 2013

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.