Form 10-Q
period 2013-06-30
MEDALLION FINANCIAL CORP
filed 2013-08-07
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 6, 2013 was 21,968,483.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 7% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 15%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,255,849,000 as of June 30, 2013, and $1,219,224,000 and $1,159,971,000 as of December 31, 2012 and June 30, 2012, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared dividends in excess of $195,200,000 or $11.89 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $357,363,000 at June 30, 2013. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the Investment Company Act of 1940, or the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2013.

Our consolidated balance sheet as of June 30, 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and six months ended June 30, 2013 and 2012 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2013 and 2012, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest income on investments	$4,617	$5,199	$9,442	$10,687
Dividends and interest income on short-term investments(1)	2,512	2,518	5,529	4,536
Medallion lease income	414	347	818	704

Total investment income	7,543	8,064	15,789	15,927

Total interest expense(2)	2,121	2,908	4,187	6,155

Net interest income	5,422	5,156	11,602	9,772

Total noninterest income	327	342	623	677

Salaries and benefits	2,345	2,287	4,896	4,337
Professional fees	897	437	1,397	749
Occupancy expense	191	209	391	421
Other operating expenses	574	772	1,336	1,539

Total operating expenses	4,007	3,705	8,020	7,046

Net investment income before income taxes(1) (3)	1,742	1,793	4,205	3,403
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,742	1,793	4,205	3,403

Net realized gains on investments	4	323	81	265

Net change in unrealized appreciation on investments	3,565	1,834	6,529	3,847
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	938	1,967	1,906	3,867

Net unrealized appreciation on investments	4,503	3,801	8,435	7,714

Net realized/unrealized gains on investments	4,507	4,124	8,516	7,979

Net increase in net assets resulting from operations	$6,249	$5,917	$12,721	$11,382

Net increase in net assets resulting from operations per common share
Basic	$0.29	$0.31	$0.59	$0.62
Diluted	0.28	0.30	0.58	0.61

Dividends declared per share	$0.22	$0.21	$0.44	$0.42

Weighted average common shares outstanding
Basic	21,633,656	19,353,031	21,527,912	18,505,127
Diluted	22,018,060	19,570,383	21,890,556	18,753,671

(1)	Includes $2,500 and $5,500 of dividend income for the three and six months ended June 30, 2013 from Medallion Bank, and $2,500 and $4,500 for the comparable 2012 periods.
(2)	Average borrowings outstanding were $316,389 and $314,631, and the related average borrowing costs were 2.69% and 2.68% for the 2013 second quarter and six months, and were $320,973, $333,952, 3.64%, and 3.71% for the comparable 2012 periods.
(3)	Includes $197 and $363 of net revenues received from Medallion Bank for the three and six months ended June 30, 2013, and $176 and $368 for the comparable 2012 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED
(Dollars in thousands, except per share data)	June 30, 2013	December 31, 2012
Assets
Medallion loans, at fair value	$294,029	$294,388
Commercial loans, at fair value (1)	59,229	56,919
Investment in Medallion Bank and other controlled subsidiaries, at fair value	100,343	99,083
Equity investments, at fair value	6,739	4,620
Investment securities, at fair value	—	—

Net investments ($238,638 at June 30, 2013 and $236,357 at December 31, 2012 pledged as collateral under borrowing arrangements)	460,340	455,010
Cash and cash equivalents ($0 at June 30, 2013 and at December 31, 2012 restricted as to use by lender)	41,458	26,875
Accrued interest receivable	955	957
Fixed assets, net	595	601
Goodwill, net	5,069	5,069
Other assets, net	63,329	54,953

Total assets	$571,746	$543,465

Liabilities
Accounts payable and accrued expenses	$4,557	$3,144
Accrued interest payable	1,149	1,233
Funds borrowed	342,698	322,770

Total liabilities	348,404	327,147

Commitments and contingencies	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 23,569,216 shares at June 30, 2013 and 23,251,937 shares December 31, 2012 issued)	236	233
Treasury stock at cost (1,600,733 shares at June 30, 2013 and December 31, 2012)	(14,304)	(14,304)
Capital in excess of par value	221,523	217,621
Accumulated undistributed net investment loss	(16,600)	(13,189)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	32,487	25,957

Total shareholders’ equity (net assets)	223,342	216,318

Total liabilities and shareholders’ equity	$571,746	$543,465

Number of common shares outstanding	21,968,483	21,651,204
Net asset value per share	$10.17	$9.99

(1)	Includes loans of $3,647 and $3,078 to controlled subsidiaries or entities under their control at June 30, 2013, and $3,081 at December 31, 2012.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Net investment income after income taxes	$1,742	$1,793	$4,205	$3,403
Net realized gains on investments	4	323	81	265
Net unrealized appreciation on investments	4,503	3,801	8,435	7,714

Net increase in net assets resulting from operations	6,249	5,917	12,721	11,382

Investment income, net	(1,850)	(3,178)	(4,832)	(6,389)
Return of capital	(2,977)	(592)	(4,796)	(969)
Realized gain from investment transactions, net	—	—	—	—

Dividends and distributions to shareholders (1)	(4,827)	(3,770)	(9,628)	(7,358)

Issuance of common stock (2)	—	34,961	—	34,961
Stock – based compensation expense, net	366	222	764	393
Exercise of stock options	1,506	86	3,141	793
Treasury stock acquired	—	—	—	—

Capital share transactions	1,872	35,269	3,905	36,147
Other	(33)	—	26	—

Total increase in net assets	3,261	37,416	7,024	40,171
Net assets at the beginning of the period	220,081	174,259	216,318	171,504

Net assets at the end of the period(3)	$223,342	$211,675	$223,342	$211,675

Capital share activity

Common stock issued, beginning of period	23,428,333	19,543,243	23,251,937	19,320,303
Issuance of common stock (2)	—	3,500,000	—	3,500,000
Exercise of stock options	141,176	10,243	316,179	140,243
Issuance (forfeiture) of restricted stock, net	(293)	—	1,100	92,940

Common stock issued, end of period	23,569,216	23,053,486	23,569,216	23,053,486

Treasury stock, beginning of period	(1,600,733)	(1,600,733)	(1,600,733)	(1,600,733)
Treasury stock acquired	—	—	—	—

Treasury stock, end of period	(1,600,733)	(1,600,733)	(1,600,733)	(1,600,733)

Common stock outstanding	21,968,483	21,452,753	21,968,483	21,452,753

(1)	Dividends declared were $0.22 and $0.44 per share for the 2013 second quarter and six months, and were $0.21 and $0.42 for the comparable 2012 periods.
(2)	On May 21, 2012, the Company sold 3,500,000 shares at an offering price of $10.72 per share, resulting in net proceeds after closing costs, underwriting commissions, etc. of $34,961 as of June 30, 2012.
(3)	Includes $0 and $0 of undistributed net investment income and $0 and $0 of undistributed net realized gains on investments at June 30, 2013 and 2012.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$12,721	$11,382
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	588	698
Amortization of origination costs	134	74
Net change in unrealized appreciation on investments	(6,529)	(3,847)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(1,906)	(3,867)
Net realized gains on investments	(81)	(265)
Stock-based compensation expense	764	393
Decrease in accrued interest receivable	2	53
Increase in other assets, net	(2,978)	(15)
Increase (decrease) in accounts payable and accrued expenses	1,414	(1,463)
Decrease in accrued interest payable	(83)	(324)

Net cash provided by operating activities	4,046	2,819

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(134,100)	(67,314)
Proceeds from principal receipts, sales, and maturities of investments	130,642	95,428
Investments in Medallion Bank and other controlled subsidiaries, net	645	764
Capital expenditures	(91)	(69)

Net cash provided by (used for) investing activities	(2,904)	28,809

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	152,087	28,729
Repayments of funds borrowed	(130,859)	(80,680)
Issuance of SBA debentures	15,000	—
Repayments of SBA debentures	(16,300)	(11,250)
Proceeds from issuance of common stock, net	—	34,961
Proceeds from exercise of stock options	3,141	793
Payments of declared dividends	(9,628)	(7,358)

Net cash provided by (used for) financing activities	13,441	(34,805)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,583	(3,177)
Cash and cash equivalents, beginning of period	26,875	29,352

Cash and cash equivalents, end of period	$41,458	$26,175

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$3,778	$5,858
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $216,750,000 at June 30, 2013, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,159,000 at June 30, 2013, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions out of foreclosure which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $49,452,000 in other assets on the consolidated balance sheet at June 30, 2013, compared to $43,588,000 and $38,833,000 at December 31, 2012 and June 30, 2012.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 23% of the investment portfolio at June 30, 2013 and December 31, 2012, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,341,000 and $811,000 at June 30, 2013 and December 31, 2012, and non-marketable securities of $5,398,000 and $3,809,000 in the comparable periods. The $100,343,000 and $99,083,000 related to portfolio investments in controlled subsidiaries at June 30, 2013 and December 31, 2012 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013. Because of these restrictions and other factors, the Company’s Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, the Company used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 64% and 65% of the Company’s investment portfolio at June 30, 2013 and December 31, 2012 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 70% and 71% were in New York City at June 30, 2013 and December 31, 2012.

These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (13% and 12% at June 30, 2013 and December 31, 2012) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, administrative and support services, accommodation and food services, retail trade and various other industries. Approximately 26% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 22%, 1%, and 0% at June 30, 2013 and 22%, 1%, and 0% at December 31, 2012.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 58% and 60% at June 30, 2013 and December 31, 2012 (76% and 78% in New York City), commercial loans were 11% and 12%, and 28% and 25% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers, and home improvements. Investment securities were 2% at June 30, 2013 and December 31, 2012, and equity investments (including investments in controlled subsidiaries) were 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2013 and December 31, 2012, net loan origination costs were $43,000 and $127,000. Net amortization expense for the three months ended June 30, 2013 and 2012 was $59,000 and $13,000, and was $134,000 and $74,000 for the comparable six months periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At June 30, 2013 and December 31, 2012, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2013 and 2012.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At June 30, 2013, December 31, 2012, and June 30, 2012, total nonaccrual loans were $21,412,000, $20,607,000, and $27,757,000, and represented 6%, 6%, and 8% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $10,202,000, $8,496,000, and $14,988,000 as of June 30, 2013, December 31, 2012, and June 30, 2012, of which $889,000 and $1,418,000 would have been recognized in the quarters ended June 30, 2013 and 2012, and $1,705,000 and $2,689,000 would have been recognized in the comparable six months. The reduction in nonaccrual interest foregone and principal balances reflects the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $422,172,000 and $452,057,000 at June 30, 2013 and December 31, 2012, and included $408,922,000 and $406,956,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of June 30, 2013 and December 31, 2012. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $32,487,000, $25,957,000, and $15,218,000 as of June 30, 2013, December 31, 2012, and June 30, 2012. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and determines whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013. As a result of this valuation process, the Company used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in the Company’s unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2013 and 2012 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties(1)	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	—	(7,894)	47	36,769	28,922
Net change in unrealized
Appreciation on investments	—	—	505	2,853	3,358
Depreciation on investments	—	(66)	273	—	207
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2013	$—	($7,960)	$825	$39,622	$32,487

(1)	Foreclosed properties are held in other assets on the consolidated balance sheet.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties(1)	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	—	(14,533)	943	26,974	13,384
Net change in unrealized
Appreciation on investments	—	—	(92)	1,997	1,905
Depreciation on investments	—	(27)	(28)	(18)	(73)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	2	—	2

Balance June 30, 2012	$—	($14,560)	$825	$28,953	$15,218

(1)	Foreclosed properties are held in other assets on the consolidated balance sheet.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$505	($92)	$494	($306)
Unrealized depreciation	207	(55)	170	(662)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	938	1,967	1,906	3,867
Realized gains	—	—	—	—
Realized losses	—	2	—	426
Unrealized gains on foreclosed properties and other assets	2,853	1,979	5,865	4,389

Total	$4,503	$3,801	$8,435	$7,714

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses	—	(2)	—	(426)
Other gains	—	—	—	359
Direct recoveries	4	325	81	332
Realized gains on foreclosed properties and other assets	—	—	—	—

Total	$4	$323	$81	$265

The following table provides additional information on attributes of the nonperforming loan portfolio as of June 30, 2013, December 31, 2012, and June 30, 2012.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment
With no related allowance recorded, June 30, 2013
Medallion	$—	$—	$—
Commercial (2) (3)	21,412	30,631	20,945
With no related allowance recorded, December 31, 2012
Medallion	—	—	—
Commercial (2) (3)	20,607	28,391	25,367
With no related allowance recorded, June 30, 2012
Medallion	—	—	—
Commercial (2) (3)	27,757	34,910	27,086

(1)	Unrealized depreciation had been recorded as a valuation allowance on these commercial loans.
(2)	Interest income of $2 and $59 was recognized in the three and six months ended June 30, 2013, compared to $14 and $104 for the comparable 2012 periods on these commercial loans.
(3)	Included in the unpaid principal balance is unearned paid in-kind interest on nonaccrual loans of $9,219, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10 as of June 30, 2013, December 31, 2012, and June 30, 2012.

The following table shows the aging of medallion and commercial loans as of June 30, 2013.

	Days Past Due						Recorded Investment >
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total	90 Days and Accruing
Medallion loans	$289	$486	$—	$775	$293,170	$293,945	$—
Commercial loans
Secured mezzanine	1,020	—	2,182	3,202	44,999	48,201	—
Asset-based receivable	—	849	205	1,054	6,153	7,207	—
Other secured commercial	—	—	492	492	11,329	11,821	—

Total commercial loans	1,020	849	2,879	4,748	62,481	67,229	—

Total	$1,309	$1,335	$2,879	$5,523	$355,651	$361,174	$—

In addition to the loan portfolio delinquencies as described above, the receivable from bonuses related to certain investments of $6,468,000 was delinquent for more than 91 days at June 30, 2013, and is carried in other assets on the consolidated balance sheet.

The Company entered into no troubled debt restructuring during the quarter and six months ended June 30, 2013.

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

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of June 30, 2013 and December 31, 2012, and that the impairment testing of goodwill is not required. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of June 30, 2013. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $48,000 and $36,000 for the quarters ended June 30, 2013 and 2012, and was $96,000 and $76,000 for the comparable six months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $267,000 and $186,000 for the quarters ended June 30, 2013 and 2012, and was $483,000 and $586,000 for the comparable six months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,520,000, $1,337,000, and $1,650,000 as of June 30, 2013, December 31, 2012, and June 30, 2012.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2011 and 2010, and anticipates qualifying and filing as a RIC for 2013 and 2012. As a result, no provisions for income taxes have been recorded for the three and six months ended June 30, 2013 and 2012. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net increase in net assets resulting from operations available to common shareholders	$6,249	$5,917	$12,721	$11,382

Weighted average common shares outstanding applicable to basic EPS	21,633,656	19,353,031	21,527,912	18,505,127
Effect of dilutive stock options	228,124	164,387	228,138	202,502
Effect of restricted stock grants	156,280	52,965	134,506	46,042

Adjusted weighted average common shares outstanding applicable to diluted EPS	22,018,060	19,570,383	21,890,556	18,753,671

Basic earnings per share	$0.29	$0.31	$0.59	$0.62
Diluted earnings per share	0.28	0.30	0.58	0.61

Potentially dilutive common shares excluded from the above calculations aggregated 18,000 and 284,336 shares as of June 30, 2013 and 2012.

Stock Compensation

The Company follows FASB Accounting Standard Codification Topic 718 (ASC 718), “Compensation – Stock Compensation”, for its stock option and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected in net increase in net assets resulting from operations, for any new grants, using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock are reflected in net increase in net assets resulting from operations for any new grants, using the grant date fair value of the shares granted, expensed over the vesting period of the underlying stock.

During the six months ended June 30, 2013 and 2012, the Company issued 1,393 and 92,957 restricted shares of stock-based compensation awards, and 18,000 and 5,000 shares of other stock-based compensation awards, and recognized $366,000 and $764,000, or $0.02 and $0.03 per diluted common share for the 2013 second quarter and six months, and $222,000 and $393,000, or $0.01 and $0.02 per share in the comparable 2012 periods, of non-cash stock-based compensation expense related to the grants. As of June 30, 2013, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,488,000, which is expected to be recognized over the next twelve quarters (see Note 5).

Derivatives

        The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $160,000,000 of notional value of principal from various multinational banks, with termination dates ranging to July 2015. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $17,000 and $39,000 for the three and six months ended June 30, 2013, and $42,000 for both comparable 2012 periods, and all are carried at $0 on the balance sheet at June 30, 2013.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Statement of comprehensive income
Investment income	$15,301	$13,682	$29,965	$26,608
Interest expense	1,279	1,223	2,606	2,414

Net interest income	14,022	12,459	27,359	24,194
Noninterest income	53	101	145	219
Operating expenses	4,178	3,872	8,344	7,531

Net investment income before income taxes	9,897	8,688	19,160	16,882
Income tax provision	(2,398)	(2,898)	(5,489)	(5,492)

Net investment income after income taxes	7,499	5,790	13,671	11,390
Net realized/unrealized losses of Medallion Bank	(4,186)	(962)	(5,707)	(2,437)

Net increase in net assets resulting from operations of Medallion Bank	3,313	4,828	7,964	8,953
Unrealized depreciation on Medallion Bank (1)	(2,566)	(2,566)	(5,632)	(4,632)
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	191	(295)	(426)	(454)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$938	$1,967	$1,906	$3,867

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)	2013	2012
Loans	$712,183	$664,381
Investment securities, at fair value	22,676	22,122

Net investments (1)	734,859	686,503
Cash	20,885	24,770
Other assets, net	12,142	12,100

Total assets	$767,886	$723,373

Other liabilities	$4,071	$1,643
Due to affiliates	871	1,462
Deposits and other borrowings, including accrued interest payable	642,978	602,635

Total liabilities	647,920	605,740
Medallion Bank equity (2)	119,966	117,633

Total liabilities and equity	$767,886	$723,373

Investment in other controlled subsidiaries	$6,294	$6,914
Total investment in Medallion Bank and other controlled subsidiaries	$100,343	99,083

(1)	Included in Medallion Bank’s net investments is $60 and $96 for purchased loan premium at June 30, 2013 and December 31, 2012.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At June 30, 2013 and December 31, 2012, the net premium on investment securities totaled $315,000 and $336,000, and $27,000 and $67,000 was amortized into interest income for the quarter and six months ended June 30, 2013, and $42,000 and $89,000 was amortized in the comparable 2012 periods.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2013 and December 31, 2012, net loan origination costs were $8,525,000 and $7,019,000. Net amortization expense for the quarter and six months ended June 30, 2013 was $810,000 and $1,455,000, and was $533,000 and $1,048,000 for the comparable 2012 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At June 30, 2013, $2,111,000 or 1% of consumer loans, 12,933,000 or 20% of commercial loans, and no medallion loans were on nonaccrual, compared to $2,451,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2012, and $1,711,000 or 1% of consumer loans, and no commercial or medallion loans on nonaccrual at June 30, 2012. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $169,000, $0 and $0 as of June 30, 2013, December 31, 2012, and June 30, 2012.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at June 30, 2013 and December 31, 2012 was $1,393,000 and $1,249,000, and $303,000 and $611,000 was amortized to interest expense during the quarter and six months ended June 30, 2013, and $269,000 and $530,000 was amortized in the comparable 2012 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending June 30,						June 30,	December 31,	Interest
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	2013	2012	Rate (1)
Deposits and other borrowings	$349,736	$146,011	$129,016	$7,692	$10,016	$—	$642,471	$602,151	0.60%

(1)	Weighted average contractual rate as of June 30, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to the Company of $2,500,000 and $5,500,000 in the 2013 second quarter and six months, and $2,500,000 and $4,500,000 in the comparable 2012 periods.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of June 30, 2013 and December 31, 2012, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of June 30, 2013, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	June 30, 2013	December 31, 2012
Tier 1 capital	—	—	$119,120	$116,026
Total capital	—	—	128,534	124,791
Average assets	—	—	742,456	711,794
Risk-weighted assets	—	—	745,245	695,306
Leverage ratio (1)	4%	5%	16.0%	16.3%
Tier 1 capital ratio (2)	4	6	16.0	16.7
Total capital ratio (2)	8	10	17.3	18.0

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending June 30,						June 30,	December 31,	Interest
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	2012	2012	Rate (1)
Revolving lines of credit	$166,255	$—	$—	$—	$—	$—	$166,255	$163,628	1.21%
Notes payable to banks	47,747	24,468	229	12,364	—	—	84,808	66,207	2.82%
SBA debentures	9,150	6,500	4,000	—	—	38,985	58,635	59,935	4.44%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.40%

Total	$223,152	$30,968	$4,229	$12,364	$—	$71,985	$342,698	$322,770	2.28%

(1)	Weighted average contractual rate as of June 30, 2013.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $166,255,000 was outstanding at June 30, 2013. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.19% at June 30, 2013) plus 0.75%, or 90 day LIBOR (0.27% at June 30, 2013) plus 0.50%; plus 0.95%.

(B) SBA DEBENTURES

In the 2013 first quarter, the SBA approved a $15,000,000 commitment for FSVC and a $5,000,000 commitment for MCI to issue additional debentures until September 30, 2017 upon payment of a 1% fee. FSVC issued $15,000,000 of debentures on March 1, 2013 and used the proceeds to repay debentures maturing on that date. In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of June 30, 2013, $126,985,000 of commitments had been fully utilized, $5,000,000 of commitments were available, and $58,635,000 was outstanding.

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

The table below summarizes the key attributes of the Company’s various borrowing arrangements with banks as of June 30, 2013.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at June 30, 2013		Monthly Payment	Average Interest Rate at June 30, 2013	Interest Rate Index(1)
The Company	3/4	1/09 - 6/13	10/16 - 11/16	Participated loans treated as financings	$9,834		$9,827		Proportionate to the payments received on the participated loans	2.67%	N/A
Medallion Chicago	3/28	12/11	12/14	Term loans secured by owned Chicago medallions(2)	26,152		25,177		$124 principal & interest	3.04%	N/A
The Company	4/5	4/11 - 12/12	8/13 - 6/15	Revolving line of credit secured by pledged loans	57,500		44,500		Interest only	2.69% + 0.25 unused fee %	LIBOR + 2%, 3% floor; LIBOR + 2.5% or; LIBOR + 2% or Prime - 0.50%, 3% floor
MFC	3/3	1/05 - 8/11	8/13 - 5/14	Revolving line of credit secured by pledged loans	30,500	(4)	2,300	(4)	Interest only	2.69%	Prime + 0.50%; LIBOR +2.50%, or LIBOR +2%
MFC	5/6	1/10 - 6/13	9/13 - 11/16	Participated loans treated as financings	3,010		2,929		Proportionate to the payments received on the participated loans	2.74%	2.74%(3)
FSVC	2/3	2/12 - 3/13	2/15 - 3/16	Participated loans treated as financings	76		75		Proportionate to the payments received on the participated loans	10.32%	N/A

					$127,072		$84,808

(1)	At June 30, 2013, 30 day LIBOR was 0.19%, 360 day LIBOR was 0.69%, and the prime rate was 3.25%.
(2)	$15,483 guaranteed by the Company.
(3)	One $47 note reprices on its one year anniversary date at the greater of the current interest rate, or the prime rate plus 0.50%, the balance was fixed to term at an average rate of 4.51%
(4)	$22,500 guaranteed by the Company and, $22,500 of two of the bank notes is also available for use by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.27% at June 30, 2013) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At June 30, 2013, $33,000,000 was outstanding on the preferred securities.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At June 30, 2013, 153,155 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of June 30, 2013, 498,207 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock are issuable under the Amended Director Plan, and as of June 30, 2013, 82,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At June 30, 2013, 673,321 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 648,988 options were exercisable, and there were 270,551 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.41 and $1.25 for the six months ended June 30, 2013 and 2012. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk free interest rate	1.24%	NA	1.24%	1.09%
Expected dividend yield	8.07	NA	8.07	7.53
Expected life of option in years (1)	6.00	NA	6.00	6.00
Expected volatility (2)	30.00	NA	30.00	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the 2013 quarters and the 2012 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,179,563	$3.50-13.06	$8.96
Granted	8,000	11.53-12.55	11.91
Cancelled	(5,453)	4.85	4.85
Exercised(1)	(210,610)	3.50-11.21	5.29

Outstanding at December 31, 2012	971,500	3.50-13.06	9.80
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	(175,003)	3.50-11.24	9.34

Outstanding at March 31, 2013	796,497	7.17-13.06	9.90
Granted	18,000	13.84	13.84
Cancelled	—	—	—
Exercised (1)	(141,176)	7.49-13.06	10.67

Outstanding at June 30, 2013 (2)	673,321	$7.17-13.84	$9.84

Options exercisable at June 30, 2013 (2)	648,988	$7.17-13.06	$9.71

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $613,000 and $1,280,000 for the 2013 second quarter and six months, and was $28,000 and $779,000 for the comparable 2012 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2013 and the related exercise price of the underlying options, was $2,737,000 for outstanding options and $2,724,000 for exercisable options as of June 30, 2013.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the 2013 quarters and the 2012 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2011	79,668	$7.99-11.53	$8.48
Granted	221,693	11.08-12.55	11.56
Cancelled	(669)	7.99-11.53	10.32
Vested (1)	(375)	7.99	7.99

Outstanding at December 31, 2012	300,317	7.99-12.55	10.76
Granted	1,393	13.12	13.12
Cancelled	—	—	—
Vested (1)	(30,866)	11.08	11.08

Outstanding at March 31, 2013	270,844	7.99-13.12	10.72
Granted	—	—	—
Cancelled	(293)	7.99-13.12	11.06
Vested (1)	—	—	—

Outstanding at June 30, 2013 (2)	270,551	$7.99-13.12	$10.71

(1)	The aggregate fair value of the restricted stock vested was $0 and $342,000 for the 2013 second quarter and six months, and was $0 for the comparable 2012 periods.
(2)	The aggregate fair value of the restricted stock was $3,763,000 as of June 30, 2013.

The following table presents the activity for the unvested options outstanding under the plans for the quarter and six months ended June 30, 2013.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2012	29,167	$7.17-12.55	$8.92
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2013	29,167	7.17-12.55	8.92
Granted	18,000	13.84	13.84
Cancelled	—	—	—
Vested	(22,833)	7.17-8.21	8.06

Outstanding at June 30, 2013	24,334	$11.53-13.84	$13.36

The intrinsic value of the options vested was $135,000 for the 2013 second quarter and six months.

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2013 under the 1996 and 2006 Stock Option Plans and the 1996 and the Amended Director Plan.

	Options Outstanding			Options Exercisable
		Weighted average			Weighted average
Range of Exercise Prices	Shares at June 30, 2013	Remaining contractual life in years	Exercise price	Shares at June 30, 2013	Remaining contractual life in years	Exercise price
$7.17-13.84	673,321	4.20	9.84	648,988	4.00	9.71

The following table summarizes information regarding restricted stock outstanding at June 30, 2013 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
		Weighted average
Range of Grant Prices	Shares at June 30, 2013	Remaining vesting period in years	Grant price
$7.99-13.12	270,551	1.78	$10.71

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Prepayment fees	$221	$212	$365	$356
Servicing fees	69	52	108	122
Late charges	20	50	72	137
Other	17	28	78	62

Total noninterest income	$327	$342	$623	$677

Late charges declined in both periods as delinquencies have improved in all business units.

The major components of other operating expenses were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Travel, meals, and entertainment	$247	$189	$410	$430
Directors’ fees	101	116	203	158
Office expense	52	53	100	104
Depreciation and amortization	48	36	96	76
Insurance	44	48	90	90
Miscellaneous taxes	(28)	90	53	185
Other expenses	110	240	384	496

Total other operating expenses	$574	$772	$1,336	$1,539

Travel, meals, and entertainment increased in 2013 second quarter due to an increase in investment development activities. Directors’ fees fluctuations reflected accrual adjustments in prior periods. Franchise tax benefit recognized in the 2013 second quarter was reflected in lower miscellaneous taxes. Other operating expenses were lower reflecting expense reduction efforts and reversals of accrued liabilities.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Net share data
Net asset value at the beginning of the period	$10.08	$9.71	$9.99	$9.68
Net investment income	0.08	0.09	0.19	0.18
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	—	0.02	—	0.02
Net change in unrealized appreciation on investments	0.20	0.19	0.39	0.41

Net increase in net assets resulting from operations	0.28	0.30	0.58	0.61
Issuance of common stock	0.03	0.06	0.02	(0.02)
Repurchase of common stock	—	—	—	—
Distribution of net investment income	(0.08)	(0.21)	(0.22)	(0.41)
Distribution of net realized gains on investments	—	—	—	—
Return of capital	(0.14)	—	(0.22)	—
Other	—	0.01	0.02	0.01

Total increase (decrease) in net asset value	0.09	0.16	0.18	0.19

Net asset value at the end of the period (1)	$10.17	$9.87	$10.17	$9.87

Per share market value at beginning of period	$13.22	$11.16	$11.74	$11.38
Per share market value at end of period	13.91	10.62	13.91	10.62
Total return (2)	27%	(12%)	45%	(6%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$223,342	$211,675	$223,342	$211,675
Average net assets	$219,730	$192,250	$218,837	$183,838
Total expense ratio (3) (4)	11.19%	13.84%	11.25%	14.44%
Operating expenses to average net assets (4)	7.32	7.75	7.39	7.71
Net investment income after income taxes to average net assets(4)	3.18	3.75	3.87	3.72

(1)	Includes $0.00 and $0.00 of undistributed net investment income per share and $0.00 and $0.00 of undistributed net realized gains per share as of June 30, 2013 and 2012.

(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,488 and $1,497, and operating expenses of $1,919 and $1,614, which formerly were the Company’s were now MSC’s for the three months ended June 30, 2013 and 2012, and used $2,976 and $2,973 of servicing fee income, and $3,720 and $3,132 of operating expenses for the comparable six months. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 15%, 11%, and 2.39% in the 2013 quarter, 17%, 11%, and 3.51% in the 2012 quarter, 15%, 11%, and 3.18% in the 2013 six months, and 18%, 11%, and 3.55% in the 2012 six months.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, “Income Tax (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists – a consensus of the FASB Emerging Issues Task Force”. ASU 2013-11 requires, with limited exception, that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset. The update applies to all entities that have unrecognized tax benefits with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward which exists as of the reporting date. The update is effective for periods beginning after December 15, 2013, with early adoption permitted. As a BDC which has elected to be treated as a RIC for federal income tax purposes, the Company does not have any unrecognized tax benefits and as such the Company does not believe that adoption of this standard will have a material impact on its financial condition or results of operations.

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-10, “Derivatives and Hedging (Topic 815) Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes – a consensus of the FASB Emerging Issues Task Force.” ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The update also removes the restriction on using different benchmark rates for similar hedges. The update applied to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The update is prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not believe that adoption of this standard will have a material impact on its financial condition or results of operations.

In June 2013, the FASB issued Accounting Standards Update (ASU) 2013-08, “Financial Services – Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of an investment company, provides a comprehensive guide for assessing whether an entity is an investment company, requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value, requires disclosure that an entity is an investment company applying the guidance in Topic 946, as well as requiring the disclosure of any changes in the entity’s status as an investment company. The update specifies that an entity regulated under the 1940 Act is an investment company with respect to Topic 946. The update is effective for periods beginning after December 15, 2013. As a BDC, regulated under the 1940 Act, the Company has presented itself as an investment company, as such the company does not believe that adoption of this standard will have a material impact on its financial condition or results of operations.

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $251,000 and $165,000 for the 2013 and 2012 second quarters, and were $277,000 and $204,000 for the comparable six months.

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

At June 30, 2013, December 31, 2012, and June 30, 2012, MSC serviced $408,922,000, $406,956,000, and $388,071,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,488,000 and $2,976,000 of servicing fee income was earned by MSC in the 2013 second quarter and six months, and $1,497,000 and $2,973,000 was earned in the comparable 2012 periods.

The following table summarizes is the net revenues received from Medallion Bank.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Loan origination fees	$113	$101	$200	$216
Reimbursement of operating expenses	80	70	153	141
Servicing fees	4	5	10	11
Interest income	—	—	—	—

Total other income	$197	$176	$363	$368

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2013 and December 31, 2012, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$460,340	$460,340	$455,010	$455,010
Cash (1)	41,458	41,458	26,875	26,875
Accrued interest receivable (2)	955	955	957	957
Financial liabilities
Funds borrowed (2)	342,698	342,698	322,770	322,770
Accrued interest payable (2)	1,149	1,149	1,233	1,233

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

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

Assets and liabilities measured at fair value, recorded on the consolidated balance sheets, are categorized based on the inputs to the valuation techniques as follows:

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the assets or liability (examples include certain private equity investments and, certain residential and commercial mortgage-related assets (including loans, securities, and derivatives).

A review of fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category as of the beginning of the quarter in which the reclassifications occur.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

June 30, 2013 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$294,029	$294,029
Commercial loans	—	—	59,229	59,229
Investment in Medallion Bank and other controlled subsidiaries	—	—	100,343	100,343
Equity investments	268	—	6,471	6,739
Other assets	—	58,313	—	58,313

December 31, 2012 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$294,388	$294,388
Commercial loans	—	—	56,919	56,919
Investment in Medallion Bank and other controlled subsidiaries	—	—	99,083	99,083
Equity investments	231	—	4,389	4,620
Other assets	—	52,449	—	52,449

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters and six months ended June 30, 2013 and 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
March 31, 2013	$288,873	$62,096	$98,973	$4,378	$-
Gains (losses) included in earnings	—	(62)	3,438	755	—
Purchases, investments, and issuances	68,060	2,515	803	1,500	—
Sales, maturities, settlements, and distributions	(62,904)	(5,320)	(2,852)	(162)	—

June 30, 2013	$294,029	$59,229	$100,362	$6,471	$—

Amounts related to held assets(1)	$—	($66)	$3,438	$755	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2012	$294,388	$56,919	$99,083	$4,389	$—
Gains (losses) included in earnings	40	(75)	7,406	744	—
Purchases, investments, and issuances	123,914	7,316	1,656	1,500	—
Sales, maturities, settlements, and distributions	(124,313)	(6,301)	(6,432)	(162)	—
Transfers in (out) (1)	—	1,370	(1,370)	—	—

June 30, 2013	$294,029	$59,229	$100,343	$6,471	$—

Amounts related to held assets(2)	$—	($116)	$7,406	$744	$—

(1)	During the six months ended June 30, 2013 $1,370 of investments in Medallion Fine Art, Inc. as reclassified as a loan.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
March 31, 2012	$291,025	$56,111	$88,207	$5,242	$—
Gains (losses) included in earnings	—	(22)	4,467	228	—
Purchases, investments, and issuances	29,038	3,746	1,556	—	—
Sales, maturities, settlements, and distributions	(42,307)	(5,555)	(5,195)	(321)	—

June 30, 2012	$277,756	$54,280	$89,035	$5,149	$—

Amounts related to held assets(1)	$—	($27)	$4,467	($93)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2011	$307,167	$54,159	$85,932	$4,346	$—
Gains (losses) included in earnings	—	(674)	8,367	374	—
Purchases, investments, and issuances	58,274	8,290	1,931	750	—
Sales, maturities, settlements, and distributions	(87,685)	(7,495)	(7,195)	(321)	—

June 30, 2012	$277,756	$54,280	$89,035	$5,149	$—

Amounts related to held assets(1)	$—	($686)	$8,367	$53	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2012.

(13) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through August 7, 2013, the date of financial statement issuance.

On July 25, 2013 Freshstart accepted an $8,000,000 commitment from the SBA to purchase debentures until September 30, 2017 upon payment of 1% fee, which was paid and of which $3,150,000 will be issued on September 1, 2013 to redeem maturing debentures.

On July 24, 2013, the Company’s board of directors declared a $0.22 per share common stock dividend, payable on August 23, 2013 to shareholders of record on August 16, 2013.

On July 31, 2013 and July 16, 2013, the Company entered into $20,000,000 and $25,000,000 revolving credit agreements for a one year term and a three year term, respectively, with regional banks, to be secured by medallion loans, with rates, terms, and conditions that are generally comparable to other existing bank lines.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					374	92%	3.58%	$97,706	$204,578	$204,472
	Sean Cab Corp ##	Term Loan	12/9/2011	12/08/15	1	2%	3.60%		$3,631	$3,613
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$350	$350
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	05/01/15	1	1%	4.00%		$2,492	$2,479
	Whispers Taxi Inc ##	Term Loan	5/28/2013	05/28/16	1	1%	3.35%	$2,197	$2,197	$2,188
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$210	$210
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/15	1	1%	3.13%		$1,582	$1,574
	Nancy Transit Inc ##	Term Loan	3/11/2013	03/11/16	1	1%	3.50%	$1,575	$1,566	$1,562
	Bunty & Jyoti Inc ##	Term Loan	3/13/2013	03/13/16	1	1%	3.75%	$1,575	$1,567	$1,561
	Junaid Trans Corp ##	Term Loan	4/30/2013	04/30/16	1	1%	3.75%	$1,550	$1,543	$1,537
	Christian Cab Corp	Term Loan	11/27/2012	11/27/15	1	1%	4.00%		$1,500	$1,501
	Benson Hacking Corp ##	Term Loan	5/28/2013	05/28/16	1	1%	3.35%	$1,465	$1,465	$1,460
	Dayna Hacking Corp ##	Term Loan	5/28/2013	05/28/16	1	1%	3.35%	$1,465	$1,465	$1,460
	Devin Taxi Corp ##	Term Loan	5/28/2013	05/28/16	1	1%	3.35%	$1,465	$1,465	$1,460
	Silke Hacking Corp	Term Loan	6/28/2013	06/28/16	1	1%	2.90%	$1,450	$1,450	$1,452
	Hoyt Cab Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%		$1,450	$1,452
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%		$1,431	$1,425
	S600 Service Co Inc ##	Term Loan	2/21/2013	02/21/16	1	1%	3.00%	$1,396	$1,382	$1,377
	Perem Hacking Corp ##	Term Loan	2/21/2013	02/21/16	1	1%	3.00%	$1,396	$1,381	$1,376
	Daytona Hacking Corp	Term Loan	6/28/2013	06/28/16	1	1%	2.90%	$1,364	$1,364	$1,366
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/15	1	1%	5.25%		$1,368	$1,362
	Nosilla Service Co., Inc ##	Term Loan	2/21/2013	02/21/16	1	1%	3.00%	$1,333	$1,320	$1,315
	Anniversary Taxi Corp ##	Term Loan	5/17/2013	05/17/16	1	1%	3.50%	$1,300	$1,300	$1,295
	Apple Cab Corp ##	Term Loan	5/17/2013	05/17/16	1	1%	3.50%	$1,300	$1,300	$1,295
	Kby Taxi Inc ##	Term Loan	5/17/2013	05/17/16	1	1%	3.50%	$1,300	$1,300	$1,295
Various New York &&	2.22% to 10.13%	Term Loan	12/20/00 to 06/28/13	07/01/13 to 09/10/23	348	74%	3.62%	$75,575	$164,427	$164,435
Chicago					98	18%	5.00%	$23,859	$39,260	$39,296
	Cozy Cab Et Al ##	Term Loan	12/22/2011	12/22/14	1	1%	5.50%		$3,347	$3,327
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	08/28/15	1	1%	5.50%		$1,718	$1,708
	Chicago Medallion Nine LLC ##	Term Loan	5/2/2012	05/02/17	1	1%	5.75%		$1,392	$1,384
Various Chicago	3.75% to 8.50%	Term Loan	01/22/10 to 06/28/13	03/10/14 to 06/28/18	95	15%	4.89%	$23,859	$32,803	$32,877
Newark	5.00% to 8.00%	Term Loan	12/07/06 to 06/13/13	07/08/13 to 01/10/23	98	9%	5.98%	$7,411	$19,109	$19,210
Boston &&					54	10%	5.26%	$4,810	$21,975	$22,014
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%		$652	$654
	Ngozi Trans Inc. ##	Term Loan	4/20/2012	04/20/15	1	*	5.50%		$364	$365
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%		$326	$328
	Chidi Trans Inc ##	Term Loan	11/17/2011	11/17/14	1	*	6.00%		$694	$691
	Chidi Trans Inc	Term Loan	4/20/2012	04/20/15	1	*	5.50%		$645	$646
	Various Boston && 4.00% to 7.25%	Term Loan	06/12/07 to 04/05/13	07/24/13 to 06/12/18	49	9%	5.26%	$4,810	$19,294	$19,330
Cambridge	4.00% to 7.40%	Term Loan	01/29/10 to 05/13/13	07/29/13 to 11/18/20	17	3%	5.40%	$1,632	$5,745	$5,762
Other					14	1%	6.40%	$689	$3,279	$3,275
Philadelphia	Dorit Matityahu ##	Term Loan	8/4/2011	08/04/14	1	1%	6.25%		$2,103	$2,093
Various Other	5.00% to 11.50%	Term Loan	11/26/07 to 04/23/13	08/17/13 to 04/28/18	13	1%	6.68%	$689	$1,176	$1,182

Total medallion loans ($231,045 pledged as collateral under borrowing arrangements)					655	132%	4.12%	$136,107	$293,946	$294,029

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Commercial Loans
Secured mezzanine (37% Minnesota, 10% North Carolina, 8% New York, 8% Texas,
7% California, 7% Wisconsin, 6% Oklahoma, 5% Arizona, 5% Florida and 7% all other states) (2) Manufacturing (57% of the total)
	Aeration & (interest rate includes PIK interest of 21.00%) (capitalized interest of $81 per footnote 2)	Term Loan	12/31/10	Matured	1	1%	21.00%		$2,416	$2,185
	Bluff Manufacturing (interest rate includes PIK interest of 3.50%)	Term Loan	12/14/12	12/14/17	1	1%	15.50%		$3,000	$3,010
	Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $66 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,891	$1,891
	Orchard &	Term Loan	03/10/99	Matured	1	1%	13.00%		$1,390	$1,390
+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,500	$1,898
+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $224 per footnote 2)	Term Loan	04/01/08	12/31/13	1	1%	14.00%		$2,214	$2,214
	Process Fab & (interest rate includes PIK interest of 8.00%)	Term Loan	04/17/08	12/31/15	1	1%	8.00%		$4,500	$2,820
	Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $171 per footnote 2)	Term Loan	03/28/12	03/28/17	1	1%	17.00%		$2,771	$2,761
+	RespirTech	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,509
+	Various Other && 12.00% to 14.00% (capitalized interest of $54 per footnote 2)	Term Loan	12/15/04 to 07/17/12	Matured to 07/17/17	4	2%	13.17%		$3,708	$3,721
Professional, Scientific, and Technical Services (13% of the total)	Barton Walter (interest rate includes PIK interest of 3.00%) (capitalized interest of $30 per footnote 2)	Term Loan	01/15/13	01/15/18	1	1%	15.00%	$2,600	$2,630	$2,634
+	Portu-Sunberg	Term Loan	12/31/12	12/31/17	1	1%	12.00%		$2,500	$2,512
	Various Other && 10.00% (capitalized interest of $72 per footnote 2)	Term Loan	10/26/11	11/01/14	1	*	10.00%		$72	$72
Administrative and Support Services (12% of the total) +	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	09/15/11	12/31/14	1	*	13.00%		$615	$615
+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	06/30/08	12/31/14	1	1%	13.00%		$3,306	$1,856
	Verifications	Term Loan	09/06/12	09/06/17	1	1%	12.00%		$2,500	$2,515
	Various Other && 0.00% (capitalized interest of $44 per footnote 2)	Term Loan	01/14/05	Matured	1	*	0.00%		$792	$0
Arts, Entertainment, and Recreation (10% of the total)	RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $892 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$3,931	$3,931
Information (4% of the total)	US Internet	Term Loan	06/12/13	06/12/20	1	1%	14.50%	$3,000	$1,500	$1,513
Health Care and Social Assistance (2% of the total) +	Various Other && 7.00%	Term Loan	06/28/07	06/30/17	1	*	7.00%		$1,148	$918
Accommodation and Food Services (2% of the total)	Various Other && 9.25% to 10.00% (capitalized interest of $74 per footnote 2)	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.85%		$2,777	$728
Retail Trade (0% of the total)	Various Other && 10.00%	Term Loan	06/30/00	10/01/15	1	*	10.00%		$539	$163

Total secured mezzanine (2)					27	18%	12.68%	$5,600	$48,200	$40,856

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Asset-based (70% New York, 21% New Jersey and 9% all other states)
Wholesale Trade (51% of the total)
	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/13	1	1%	4.50%		$1,352	$1,338
	Various Other && 4.75% to 6.75% ##	Revolving line of credit	01/23/99 to 06/01/12	08/15/13 to 06/01/14	9	1%	5.78%		$2,221	$2,140
Transportation and Warehousing (18% of the total)	Various Other && 5.75% to 8.00% ##	Revolving line of credit	12/31/01 to 07/20/07	07/20/13 to 05/02/14	5	1%	6.25%		$1,283	$1,230
Retail Trade (10% of the total)	Various Other 4.75% to 6.31% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/13 to 12/21/13	5	*	5.44%		$683	$675
Finance and Insurance (7% of the total)	Various Other && 4.25% to 8.25%	Revolving line of credit	02/06/02 to 11/10/11	07/25/13 to 02/14/14	6	*	6.25%		$659	$509
Manufacturing (7% of the total)	Various Other 5.75% to 6.50% ##	Revolving line of credit	07/07/04 to 06/22/10	07/07/13 to 06/22/14	5	*	6.25%		$526	$507
Construction (4% of the total)	Various Other 5.75% to 6.25% ##	Revolving line of credit	07/20/99 to 02/26/13	07/20/13 to 02/26/14	2	*	6.38%	$363	$284	$275
Administrative and Support Services (3% of the total)	Various Other 5.50% to 5.75%	Revolving line of credit	06/22/04 to 06/30/07	06/22/14 to 06/30/14	2	*	5.64%		$205	$201
Health Care and Social Assistance (0% of the total)	Various Other 5.75% 5.80% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/13 to 11/09/13	2	*	5.42%		($6)	($12)

Total asset-based ($4,515 pledged as collateral under borrowing arrangements)					37	3%	5.69%	$363	$7,207	$6,863

Other secured commercial (76% New York, 23% New Jersey, 1% Illinois)
Retail Trade (64% of the total)	Medallion Fine Art Inc (includes rate includes PIK interest of 12.00%	Term Loan	12/17/12	12/17/17	1	2%	12.00%		$3,647	$3,647
	(capitalized interest of $147 per footnote 2)					*
	Various Other && 0.00% to 12.00%	Term Loan	09/13/06 to 05/09/13	09/16/13 to 01/09/20	14	2%	8.99%	$650	$3,994	$3,742
Accommodation and Food Services (31% of the total)	Dune Deck Owners Corp ##	Term Loan	4/24/2007	3/31/2014	1	1%	7.25%		$3,078	$3,078
	Various Other 7.50% to 10.50% &&	Term Loan	05/25/05 to 07/29/08	03/18/14 to 03/25/15	3	*	8.61%		$584	$521
Other Services (except Public Administration) (2% of the total)	Various Other 5.50% to 6.50%	Term Loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2	*	5.81%		$186	$186
Real Estate and Rental and Leasing (2% of the total)	Various Other 4.75% to 6.00%	Term Loan	04/22/99 to 04/01/10	04/01/15 to 09/01/15	2	*	5.29%		$184	$185
Health Care and Social Assistance (1% of the total)	Various Other 7.50% to 7.50%	Term Loan	05/14/13 to 05/14/13	05/14/18 to 05/14/18	1	*	7.50%	$150	$148	$150
Transportation and Warehousing (0% of the total)	Various Other 6.50% 6.50%	Term Loan	12/02/10 12/02/10	11/22/13 11/22/13	1	*	6.50%		$1	$1

Total other secured commercial loans ($3,078 pledged as collateral under borrowing arrangements)					25	5%	9.32%	$800	$11,822	$11,510

Total commercial loans ($7,593 pledged as collateral under borrowing arrangements) (2)					89	27%	11.34%	$6,763	$67,229	$59,229

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	42%	12.23%		$94,049	$94,049
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%		$1,240	$1,240
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	2%	0.00%		$3,750	$3,750
Various Other			12/20/04 to 5/23/12	None	3	1%	0.00%		$1,304	$1,304

Investment in Medallion Bank and other controlled subsidiaries, net					6	45%	11.46%		$100,343	$100,343

Equity investments
Commercial Finance	Convergent Capital, Ltd	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,133	$1,882
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	1%	0.00%		$1,954	$1,954
Bakery	Quaker Bakery	* of senior preferred stock	03/28/12	None	1	*	0.00%		$359	$359
Equipment Manufacturing	Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$364	$0
Various Other	**	* to 9.25% of common stock	09/10/98 to 3/30/12	None	5	1%	2.76%		$2,104	$2,544

Equity investments, net					9	3%	0.98%		$5,914	$6,739

Investment securities
Investment securities, net					0	0%	0.00%		$0	$0

Net Investments ($238,638 pledged as collateral under borrowing arrangements) (3)					759	206%	6.69%	$142,870	$467,432	$460,340

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $1,855 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 206%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $42,720, $13,814 and $28,906, respectively. The tax cost of investments was $431,434.
(5)	For revolving lines of credit the amount shown is the cost at June 30, 2013.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 25% and up to 27% on a consolidated basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at June 30, 2013.

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

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As Of And For the Quarter Ended 6/30/2013

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the three months ended June 30, 2013	Equity in net profit and (loss) for the six months ended June 30, 2013	Amount of dividends or interest (1) for the three months ended June 30, 2013	Amount of dividends or interest (1) for the six months ended June 30, 2013	Value as of 6/30/13
(Dollars in thousands)
Medallion Bank - common stock	1,000,000 shares - 100% of common stock	3,247	7,832	2,500	5,500	$94,048
Medallion Hamptons Holding LLC - membership interest	100% of membership interest	869	869	0	0	$3,750
Medallion Fine Art, Inc. - common stock (2)	1,000 shares - 100% of common stock	(155)	(232)	0	0	$1,240
LAX Group LLC - membership interest	42% of membership interest	(133)	(93)	0	0	$585
Medallion Servicing Corp. - common stock	1,000 shares - 100% of common stock	(430)	(750)	0	0	$571
Generation Outdoor, Inc. - common stock	1,000 shares - 100% of common stock	40	(220)	5	11	$149

Total investments in Medallion Bank and other controlled subsidiaries		3,438	7,406	2,505	5,511	$100,343

Medallion Motor Sports, LLC - membership interest	75% of membership interest	0	0	0	0	$1,954
Appliance Recycling Centers of America Inc - common stock	8% of common stock	0	0	0	0	$1,073
Summit Medical, Inc - common stock	9.25% of common stock	0	0	0	0	$135
Aeration Industries International LLC - membership interest	5.25% of membership interest	0	0	0	0	$0
Other equity investments other than in investments in and advances to affiliates		—	—	—	—	$3,577

Total equity investments		0	0	0	0	$6,739

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		3,438	7,406	2,505	5,511	$107,082

Other interest and dividend income other than from investments in and advances to affiliates				7	18

Total dividend and interest income on short term investments				2,512	5,529

Total investments in and advances to affiliates						$103,505
Other equity investments other than in investments in and advances to affiliates						$3,577

Total investments in Medallion Bank and other controlled subsidiaries and equity investments						$107,082

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $3,647 as of June 30, 2013.

The table below provides a recap of the changes in the investment in the respective issuers for the 2013 quarters.

	Value as of 12/31/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments	Values as of 3/31/13	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments	Value as of 6/30/13
(Dollars in thousands)
Medallion Bank - common stock	$92,169	0	3,275	4,585	—	$93,479		2,678	3,247		$94,048
Medallion Hamptons Holding LLC - membership interest	$2,696	65	0	0	—	$2,761	120		869		$3,750
Medallion Motor Sports, LLC - membership interest	$454	0	0	—	—	$454	1,500		—		$1,954
Medallion Fine Art, Inc. - common stock (1)	$2,843	0	1,370	(77)	—	$1,396			(155)	(1)	$1,240
Appliance Recycling Centers of America Inc - common stock	$579	0	0	(11)	—	$568			505		$1,073
LAX Group LLC - membership interest	$461	—	0	39	—	$500	218		(133)		$585
Medallion Servicing Corp. - common stock	$613	426	100	(320)	—	$619	400	18	(430)		$571
Generation Outdoor, Inc. - common stock	$301	377	200	(260)	—	$218	65	175	40	1	$149

(1)	Additionally, the Company has made a loan to Medallion Fine Art, Inc in the amount of $3,647 as of June 30, 2013, the full amount of which was advanced during the six months ended June 30, 2013.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					419	96%	3.96%	$98,361	$208,564	$208,563
	Lena Cab Corp ##	Term Loan	12/9/2011	12/09/15	1	2%	3.60%		$3,680	$3,665
	Sean Cab Corp ##	Term Loan	12/9/2011	12/08/15	1	2%	3.60%		$3,680	$3,665
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$2,545	$2,545
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	05/01/15	1	1%	4.00%		$2,524	$2,513
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/15	1	1%	4.00%		$1,605	$1,598
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$1,527	$1,527
	Christian Cab Corp	Term Loan	11/27/2012	11/27/15	1	1%	4.00%	$1,500	$1,500	$1,502
	Silke Hacking Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%	$1,450	$1,450	$1,452
	Hoyt Cab Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%	$1,450	$1,450	$1,452
	Bunty & Jyoti Inc ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%	$1,450	$1,450	$1,446
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%	$1,450	$1,450	$1,446
	Nancy Transit Inc ##	Term Loan	11/6/2012	11/06/15	1	1%	4.15%	$1,425	$1,423	$1,415
	Perem Hacking Corp ##	Term Loan	12/5/2012	12/05/15	1	1%	3.50%	$1,400	$1,398	$1,394
	S600 Service Co Inc ##	Term Loan	12/5/2012	12/05/15	1	1%	3.50%	$1,400	$1,398	$1,394
	Daytona Hacking Corp ##	Term Loan	6/1/2012	06/01/15	1	1%	3.75%	$1,400	$1,383	$1,385
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/15	1	1%	5.25%	$1,378	$1,378	$1,371
	Nosilla Service Co., Inc ##	Term Loan	8/13/2012	08/13/15	1	1%	3.63%	$1,350	$1,336	$1,332
	Ming Trans Corp ##	Term Loan	11/19/2012	12/01/16	1	1%	3.70%	$1,300	$1,300	$1,297
	Orys Trans Corp ##	Term Loan	9/26/2011	07/22/13	1	1%	3.00%		$1,279	$1,280
	Sandhu & Baath Inc/Note 2 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$638	$636
	Sandhu & Baath Inc/Note 1 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$636	$634
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$350	$350
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$210	$210
Various New York &&	2.22% to 10.13%	Term Loan	12/20/00 to 12/27/12	02/02/13 to 09/10/23	396	80%	4.02%	$81,408	$172,974	$173,054
Chicago					115	19%	5.28%	$31,955	$40,405	$40,449
	Cozy Cab Et Al ##	Term Loan	12/22/2011	12/22/14	1	2%	5.50%		$3,380	$3,368
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	08/28/15	1	1%	5.50%	$1,750	$1,737	$1,731
	Chicago Medallion Nine Llc ##	Term Loan	5/2/2012	05/02/17	1	1%	5.75%	$1,440	$1,413	$1,408
	Lucky Seven Chicago One Inc ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,281	$1,278
	Blue Eyes Cab Corp ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,281	$1,277
Various Chicago	4.50% to 8.75%	Term Loan	01/22/10 to 12/14/12	01/22/13 to 12/14/17	110	15%	5.25%	$26,185	$31,313	$31,387
Newark &&	5.25% to 8.75%	Term Loan	12/07/06 to 12/13/12	01/08/13 to 12/13/17	99	8%	6.70%	$6,214	$17,342	$17,427
Boston					51	9%	5.47%	$13,211	$19,713	$19,776
	Chidi Trans Inc ##	Term Loan	11/17/2011	11/17/14	1	*	6.00%		$701	$699
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%	$660	$660	$663
	Chidi Trans Inc	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$664	$655	$657
	Ngozi Trans Inc. ##	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$377	$369	$371
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%	$330	$330	$333
	Various Boston && 3.50% to 7.75%	Term Loan	06/12/07 to 12/28/12	02/05/13 to 06/12/18	46	8%	5.51%	$11,180	$16,998	$17,053
Cambridge	4.00% to 9.22%	Term Loan	09/19/08 to 12/07/12	02/19/13 to 11/18/20	18	2%	5.74%	$1,720	$5,260	$5,275
Other					12	1%	6.70%	$224	$2,899	$2,898
Philadelphia	Dorit Matityahu ##	Term Loan	8/4/2011	08/04/14	1	1%	6.25%		$2,132	$2,124
Various Other &&	6.00% to 11.50%	Term Loan	11/26/07 to 01/09/12	04/28/13 to 03/10/18	11	*	7.95%	$224	$767	$774

Total medallion loans ($227,521 pledged as collateral under borrowing arrangements)					715	136%	4.46%	$151,685	$294,183	$294,388

Commercial Loans
Secured mezzanine (29% Minnesota, 14% Oklahoma, 9% North Carolina, 9% Texas, 8% New York
7% California, 6% Wisconsin, 5% Arizona, 5% Florida and 8% all other states (2) Manufacturing (68% of the total)
+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $224 per footnote 2)	Term Loan	04/01/08	12/31/13	1	1%	14.00%		$2,214	$2,214
	Process Fab & (interest rate includes PIK interest of 8.00%)	Term Loan	04/17/08	12/31/15	1	1%	8.00%		$4,500	$2,815
+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,623	$2,021

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
	Aeration & (interest rate includes PIK interest of 21.00%) (capitalized interest of $81 per footnote 2)	Term Loan	12/31/10	04/30/13	1	1%	21.00%		$2,416	$2,187
+	RespirTech	Term Loan	04/25/12	04/25/17	1	1%	12.00%	$1,500	$1,500	$1,510
	Motion Tech (interest rate includes PIK interest of 6.00%) (capitalized interest of $38 per footnote 2)	Term Loan	12/23/10	12/23/15	1	1%	18.00%		$1,325	$1,329
	Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $33 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,858	$1,858
	Reel Power (capitalized interest of $86 per footnote 2)	Term Loan	12/31/09	02/04/14	1	2%	14.00%		$3,587	$3,587
	Orchard &	Term Loan	03/10/99	Matured	1	1%	13.00%		$1,390	$1,390
	Bluff Manufacturing (interest rate includes PIK interest of 3.50%) (capitalized interest of $5 per footnote 2)	Term Loan	12/14/12	12/14/17	1	1%	15.50%	$3,000	$3,005	$3,016
+	Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $103 per footnote 2)	Term Loan	3/28/2012	3/28/2017	1	1%	17.00%	$2,600	$2,703	$2,692
	Various Other && 12.00% to 14.00% (capitalized interest of $69 per footnote 2)	Term Loan	12/15/04 to 07/17/12	03/31/13 to 07/17/17	4	2%	13.16%	$1,625	$3,723	$3,738
Administrative and Support Services (12% of the total)	Verifications	Term Loan	09/06/12	09/06/17	1	1%	12.00%	$2,500	$2,500	$2,517
+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	06/30/08	12/31/13	1	1%	13.00%		$3,306	$1,854
+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	09/15/11	12/31/13	1	*	13.00%		$615	$615
	Various Other && 19% (capitalized interest of $198 per footnote 2)	Term Loan	1/14/2005	Matured	1	*	19.00%		$989	$0
Arts, Entertainment, and Recreation (9% of the total)	RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $703 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$3,742	$3,742
Professional, Scientific, and Technical Services (6% of the total) +	Portu-Sunberg	Term Loan	12/31/12	12/31/17	1	1%	12.00%	$2,500	$2,500	$2,514
	Various Other && 10% (capitalized interest of $96 per footnote 2)	Term Loan	10/26/2011	11/1/2014	1	*	10.00%		$96	$96
Accommodation and Food Services (2% of the total)	Various Other && 9.25% to 10.00% (capitalized interest of $179 per footnote 2)	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.86%		$3,035	$985
Health Care and Social Assistance (2% of the total) +	Various Other && 7%	Term Loan	6/28/2007	6/30/2017	1	*	7.00%		$1,219	$919
Retail Trade (1% of the total)	Various Other && 10% (capitalized interest of $2 per footnote 2)	Term Loan	6/30/2000	10/1/2015	1	*	10.00%		$610	$234

Total secured mezzanine (2)					27	19%	13.04%	$13,725	$49,456	$41,833

Asset-based Other secured commercial (74% New York, 12% New Jersey, 5% Delaware and 9% all other states)
Wholesale Trade (43% of the total)
	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/13	1	1%	4.50%		$1,558	$1,530
	Various Other 4.75% to 6.75% ##	Revolving line of credit	01/23/99 to 06/01/12	01/14/13 to 11/30/13	9	1%	5.87%	$74	$2,013	$1,974
Transportation and Warehousing (19% of the total)	Various Other 5.75% to 8.00% ##	Revolving line of credit	12/31/01 to 07/20/07	02/06/13 to 12/31/13	5	1%	6.58%		$1,459	$1,427
Retail Trade (10% of the total)	Various Other 4.75% to 6.31% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/13 to 12/21/13	5	*	5.73%		$738	$716
Finance and Insurance (9% of the total)	Various Other 4.25% to 8.25%	Revolving line of credit	02/06/02 to 11/10/11	02/06/13 to 11/10/13	6	*	6.28%		$678	$644
Construction (7% of the total)	Various Other 5.75% to 6.00% ##	Revolving line of credit	06/29/99 to 07/20/99	06/29/13 to 07/20/13	2	*	5.76%		$555	$546
Manufacturing (7% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 04/20/12	02/18/13 to 11/29/13	7	*	6.61%	$58	$529	$505
Administrative and Support Services (4% of the total)	Various Other 5.50% to 5.75%	Revolving line of credit	06/22/04 to 06/30/07	06/22/13 to 06/30/13	2	*	5.63%		$308	$295

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	# of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Accommodation and Food Services (1% of the total)	Various Other 6%	Revolving line of credit	4/27/2011	4/27/2013	1	*	6.00%		$66	$64
Health Care and Social Assistance (0% of the total)	Various Other 5.75% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/13 to 11/09/13	2	*	5.75%	$15	($273)	($289)

Total asset-based ($5,755 pledged as collateral under borrowing arrangements)					40	3%	5.79%	$147	$7,631	$7,412

Other secured commercial (69% New York, 29% New Jersey, 2% Illinois)
Accommodation and Food Services (47% of the total)	Dune Deck Owners Corp ##	Term Loan	04/24/07	03/31/14	1	1%	7.25%		$3,081	$3,081
	Various Other && 4.50% to 10.50%	Term Loan	05/25/05 to 07/29/08	03/25/13 to 02/25/15	3	*	7.12%		$620	$557
Retail Trade (47% of the total)	0.00% to 12.00% &&	Term Loan	09/13/06 to 10/09/12	05/19/13 to 01/09/20	14	2%	9.09%	$1,972	$3,628	$3,611
Other Services (except Public Administration) (3% of the total)	5.50% to 6.50%	Term Loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2	*	5.88%		$221	$221
Real Estate and Rental and Leasing (3% of the total)	4.75% to 6.00%	Term Loan	04/22/99 to 04/01/10	04/01/15 to 09/01/15	2	*	5.25%		$197	$196
Transportation and Warehousing (0% of the total)	6.50% to 6.50%	Term Loan	12/02/10 to 12/02/10	11/22/13 to 11/22/13	1	*	6.50%		$7	$8

Total other secured commercial loans ($3,081 pledged as collateral under borrowing arrangements)					23	4%	8.01%	$1,972	$7,754	$7,674

Total commercial loans ($8,836 pledged as collateral under borrowing arrangements) (2)					90	26%	11.59%	$15,844	$64,841	$56,919

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	43%	11.39%		$92,169	$92,169
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%	$2,843	$2,843	$2,843
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$2,696	$2,696
Various Other			12/20/04 to 5/23/12	None	4	1%	0.00%	$900	$1,375	$1,375

Investment in Medallion Bank and other controlled subsidiaries, net					7	46%	10.60%	$3,743	$99,083	$99,083

Equity investments
Appliance Recycler #	Appliance Recycling Centers of America, Inc. **	8.86% of common stock	09/10/98	None	1	*	0.00%		$0	$579
Commercial Finance	Convergent Capital, Ltd	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,294	$1,793
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	*	0.00%		$454	$454
Bakery	Quaker Bakery*		03/28/12	None	1	*	0.00%		$359	$359
Machinery Manufacturer +	Reel Power International, Inc.	2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Equipment Manufacturing	Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$365	$0
Various Other	**	* to 9.25% of common stock	12/31/10 to 3/30/12	None	3	1%	4.26%	$750	$1,786	$1,117

Equity investments, net					9	2%	1.66%	$750	$4,576	$4,620

Investment securities

Investment securities, net					0	0%	0.00%	$0	$0	$0

Net Investments ($236,357 pledged as collateral under borrowing arrangements) (3)					821	210%	6.75%	$172,022	$462,683	$455,010

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $1,817 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 210%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $8,571, $10,965 and $27,606, respectively. The tax cost of investments was $427,404.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2012.
*	Less than 1.0%

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

(1) Represents the net equity investment of Medallion Sports Media Inc at December 31, 2012 prior its merger into Generation Outdoor Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 7% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 15%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,255,849,000 as of June 30, 2013, and $1,219,224,000 and $1,159,971,000 as of December 31, 2012 and June 30, 2012, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $357,363,000 as of June 30, 2013. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

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

	June 30, 2013		March 31, 2013		December 31, 2012		June 30, 2012
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	3.58%	$204,578	3.68%	$199,509	3.96%	$208,564	4.43%	$201,452
Chicago	5.00	39,260	5.26	40,780	5.28	40,405	5.45	35,355
Boston	5.26	21,975	5.22	22,140	5.47	19,713	6.14	14,895
Newark	5.98	19,109	6.32	17,934	6.70	17,342	7.11	16,625
Cambridge	5.40	5,745	5.46	5,458	5.74	5,260	6.51	6,048
Other	6.40	3,279	6.72	3,058	6.70	2,899	6.74	3,021

Total medallion loans	4.12	293,946	4.25	288,879	4.46	294,183	4.89	277,396

Deferred loan acquisition costs		83		(6)		205		360
Unrealized depreciation on loans		—		—		—		—

Net medallion loans		$294,029		$288,873		$294,388		$277,756

Commercial loans
Secured mezzanine	12.68%	$48,200	12.79%	$51,939	13.04%	$49,456	13.54%	$53,649
Asset based	5.69	7,207	5.66	7,183	5.79	7,631	5.71	7,123
Other secured commercial	9.32	11,822	9.31	10,948	8.01	7,754	8.32	8,120

Total commercial loans	11.34	67,229	11.52	70,070	11.59	64,841	12.11	68,892

Deferred loan acquisition income		(40)		(80)		(78)		(52)
Unrealized depreciation on loans		(7,960)		(7,894)		(7,844)		(14,560)

Net commercial loans		$59,229		$62,096		$56,919		$54,280

Investment in Medallion Bank and other controlled subsidiaries, net	11.46%	$100,343	11.62%	$98,973	10.60%	$99,083	8.99%	$89,035

Equity investments	0.98%	$5,914	1.48%	$4,576	1.66%	$4,576	1.64%	$4,575

Unrealized appreciation on equities		825		47		44		825

Net equity investments		$6,739		$4,623		$4,620		$5,400

Investment securities	—%	$—	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.69%	$467,432	6.90%	$462,498	6.75%	$462,683	6.81%	$439,898

Deferred loan acquisition costs		43		(86)		127		308
Unrealized appreciation on equities		825		47		44		825
Unrealized depreciation on loans		(7,960)		(7,894)		(7,844)		(14,560)

Net investments		$460,340		$454,565		$455,010		$426,471

Medallion Bank investments
Medallion loans	3.86%	$343,825	3.93%	$351,227	4.17%	$337,108	4.53%	$313,164
Consumer loans	16.22	311,968	16.56	273,849	16.81	264,691	17.39	232,884
Commercial loans	4.95	65,095	4.92	67,371	4.94	70,103	5.05	75,451
Investment securities	2.45	22,498	1.90	20,439	2.37	20,951	2.72	20,680

Medallion Bank investments at cost (2)	9.10	743,386	8.82	712,886	9.02	692,853	9.20	642,179

Deferred loan acquisition costs		8,524		7,168		7,019		6,417
Unrealized appreciation (depreciation) on investment securities		(137)		745		835		896
Premiums paid on purchased securities		315		296		336		315
Unrealized depreciation on loans		(17,290)		(14,192)		(14,636)		(14,766)

Medallion Bank net investments		$734,798		$706,903		$686,407		$635,041

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.03%, 7.88%, 8.02%, and 8.31% at June 30, 2013, March 31, 2013, December 31, 2012, and June 30, 2012.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net investments at beginning of period	$454,565	$440,867	$455,010	$451,835
Investments originated (1)	72,075	32,409	134,100	67,314
Repayments of investments (1)	(67,895)	(48,937)	(131,287)	(96,194)
Net realized gains on investments	4	323	81	265
Net increase in unrealized appreciation (2)	1,650	1,822	2,570	3,325
(Amortization) accretion of origination (costs) fees	(59)	(13)	(134)	(74)

Net decrease in investments	5,775	(14,396)	5,330	(25,364)

Net investments at end of period	$460,340	$426,471	$460,340	$426,471

(1)	Includes refinancings.
(2)	Excludes net unrealized appreciation of $2,853 and $5,865 for the quarter and six months ended June 30, 2013, and $1,979 and $4,389 for the comparable 2012 periods, related to foreclosed properties, which are carried in other assets on the consolidated balance sheet.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at June 30, 2013 was 6.69% (5.46% for the loan portfolio), a decrease of 6 basis points from 6.75% at December 31, 2012, and a decrease of 12 basis points from 6.81% at June 30, 2012. The weighted average yield of the total managed portfolio at June 30, 2013 was 7.84% (8.03% for the loan portfolio), an increase of 1 basis point from 7.83% at December 31, 2012, and a decrease of 29 basis points from 8.13% at June 30, 2012. The slight changes in 2013 reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 64% of the net portfolio of $460,340,000 at June 30, 2013, compared to 65% of the net portfolio of $455,010,000 at December 31, 2012, and 65% of $426,471,000 at June 30, 2012. Our managed medallion loans of $637,054,000 comprised 58% of the net managed portfolio of $1,100,518,000 at June 30, 2013, compared to 60% of the net managed portfolio of $1,048,635,000 at December 31, 2012, and 60% of $976,360,000 at June 30, 2012. The medallion loan portfolio decreased by $359,000 or less than 1% in 2013 (an increase of $6,451,000 or 1% on a managed basis), primarily reflecting loan participations sold and the movement of loans to Medallion Bank. Total medallion loans serviced for third parties were $25,340,000, $57,676,000, and $83,441,000 at June 30, 2013, December 31, 2012, and June 30, 2012.

The weighted average yield of the medallion loan portfolio at June 30, 2013 was 4.12%, a decrease of 34 basis points from 4.46% at December 31, 2012, and a decrease of 77 basis points from 4.89% at June 30, 2012. The weighted average yield of the managed medallion loan portfolio at June 30, 2013 was 3.98%, a decrease of 33 basis points from 4.31% at December 31, 2012, and a decrease of 72 basis points from 4.70% at June 30, 2012. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At June 30, 2013, 30% of the medallion loan portfolio represented loans outside New York, compared to 29% and 27% at December 31, 2012 and June 30, 2012. At June 30, 2013, 24% of the managed medallion loan portfolio represented loans outside New York, compared to 22% at December 31, 2012 and 21% at June 30, 2012. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 13%, 12%, and 13% of the net investment portfolio as of June 30, 2013, December 31, 2012, and June 30, 2012, and were 11%, 12%, and 13% on a managed basis. Commercial loans increased by $2,310,000 or 4% during 2013 (decreased $5,076,000 or 4% on a managed basis), primarily reflecting increases in the secured mezzanine portfolio. Net commercial loans serviced by third parties were $12,090,000 at June 30, 2013, $12,575,000 at December 31, 2012, and $13,984,000 at June 30, 2012.

The weighted average yield of the commercial loan portfolio at June 30, 2013 was 11.34%, a decrease of 25 basis points from 11.59% at December 31, 2012, and a decrease of 77 basis points from 12.11% at June 30, 2012. The weighted average yield of the managed commercial loan portfolio at June 30, 2013 was 8.20%, an increase of 7 basis points from 8.13% at December 31, 2012, and a decrease of 22 basis points from 8.42% at June 30, 2012. The fluctuations primarily reflect changes in the portfolio mix and changes in the rates earned. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At June 30, 2013, variable-rate loans represented approximately 12% of the commercial portfolio, compared to 13% and 11% at December 31, 2012 and June 30, 2012, and were 53%, 56%, and 55% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 28%, 25%, and 23% of the managed net investment portfolio as of June 30, 2013, December 31, 2012, and June 30, 2012. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers, and also finances small-scale home improvements in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 16.22% at June 30, 2013, compared to 16.81% and 17.39% at December 31, 2012 and June 30, 2012. Adjustable rate loans represented 72%, 76%, and 80% of the managed consumer portfolio at June 30, 2013, December 31, 2012, and June 30, 2012.

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

The following table shows the trend in loans 90 days or more past due.

	June 30, 2013		March 31, 2013		December 31, 2012		June 30, 2012
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$—	0.0%	$—	0.0%	$—	0.0%	$580	0.2%

Commercial loans
Secured mezzanine	2,182	0.6	2,380	0.7	2,380	0.7	8,845	2.5
Asset-based receivable	205	0.1	—	0.0	—	0.0	—	0.0
Other secured commercial	492	0.1	—	0.0	—	0.0	—	0.0

Total commercial loans	2,879	0.8	2,380	0.7	2,380	0.7	8,845	2.5

Total loans 90 days or more past due	$2,879	0.8%	$2,380	0.7%	$2,380	0.7%	$9,425	2.7%

Total Medallion Bank loans	$1,198	0.2%	$1,007	0.2%	$1,252	0.2%	$887	0.1%

Total managed loans 90 days or more past due	$4,077	0.4%	$3,387	0.3%	$3,632	0.4%	$10,312	1.1%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At June 30, 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the finance company’s liquidation. In May 2013, the bankruptcy court presiding over the finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. Although the bankruptcy proceeding is in its earliest stages, we have performed certain field examinations and due diligence procedures and believe our loan participations are not subject to the misconduct alleged by the bank lenders. We also believe the loan participations are fully secured by the underlying collateral, including personal guarantees from one or more of the principals of each of the underlying seven borrowers. We and Medallion Bank have received no payments on these accounts since March 31, 2013. Because of this and the inherent uncertainty associated with bankruptcy proceedings, we and Medallion Bank have placed these loans on nonaccrual, and have reversed interest income of $52,000 and $170,000 in that regard, and in addition, have established valuation allowances against the outstanding balances of 20% or $169,000 and $2,587,000. On May 31, 2013, we commenced an adverse proceeding against the finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the finance company’s assets. The finance company and bank lenders are contesting our position. Although we believe the claims raised by the finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion loan delinquencies remained low. Secured mezzanine delinquencies improved reflecting collection and restructuring efforts. Medallion Bank continued with low levels of delinquency in its consumer loan portfolio. In addition to the delinquencies in the loan portfolio as described above, a receivable from bonuses related to certain investments of $6,468,000 was more than 90 days delinquent at June 30, 2013. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties(1)	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	—	(7,894)	47	36,769	28,922
Net change in unrealized
Appreciation on investments	—	—	505	2,853	3,358
Depreciation on investments	—	(66)	273	—	207
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2013	$—	($7,960)	$825	$39,622	$32,487

(1)	Foreclosed properties are held in other assets on the consolidated balance sheet.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties(1)	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	—	(14,533)	943	26,974	13,384
Net change in unrealized
Appreciation on investments	—	—	(92)	1,997	1,905
Depreciation on investments	—	(27)	(28)	(18)	(73)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	2	—	2

Balance June 30, 2012	$—	($14,560)	$825	$28,953	$15,218

(1)	Foreclosed properties are held in other assets on the consolidated balance sheet.

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
Total loans
Medallion loans	$294,029	$288,873	$294,388	$277,756
Commercial loans	59,229	62,096	56,919	54,280

Total loans	353,258	350,969	351,307	332,036
Investment in Medallion Bank and other controlled subsidiaries	100,343	98,973	99,083	89,035
Equity investments (1)	6,739	4,623	4,620	5,400
Investment securities	—	—	—	—

Net investments	$460,340	$454,565	$455,010	$426,471

Net investments at Medallion Bank and other controlled subsidiaries	$734,398	$706,903	$686,407	$635,041
Managed net investments	$1,100,518	$1,067,371	$1,048,635	$976,360

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—	$—
Commercial loans	(7,960)	(7,894)	(7,844)	(14,560)

Total loans	(7,960)	(7,894)	(7,844)	(14,560)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—	—
Equity investments	825	47	44	825
Investment securities	—	—	—	—

Total unrealized depreciation on investments (2)	($7,135)	($7,847)	($7,800)	($13,735)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($17,427)	($13,447)	($13,801)	($13,869)
Managed total unrealized depreciation on investments(2)	($24,562)	($21,294)	($21,601)	($27,604)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%	—%
Commercial loans	(11.84)	(11.27)	(12.10)	(21.14)
Total loans	(2.20)	(2.20)	(2.18)	(4.20)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	13.96	1.04	0.97	18.03
Investment securities	—	—	—	—
Net investments	(1.53)	(1.70)	(1.69)	(3.12)

Net investments at Medallion Bank and other controlled subsidiaries	(2.34%)	(1.89%)	(1.99%)	(2.16%)
Managed net investments	(2.20%)	(1.97%)	(2.03%)	(2.77%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $869, $0, $0, and $0 of unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary, at June 30, 2013, March 31, 2013, December 31, 2012 and June 30, 2012.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$—	$40	$—
Commercial loans	4	5	41	(412)

Total loans	4	5	81	(412)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	—	318	—	677
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments	4	323	81	265

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(535)	(760)	(2,444)	(2,349)

Total managed realized gains (losses) on loans and equity investments	($531)	($437)	($2,363)	($2,084)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%	0.03%	—%
Commercial loans	0.02	0.03	0.12	(1.19)
Total loans	0.00	0.01	0.05	(0.23)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	—	27.99	—	33.19
Investment securities	—	—	—	—
Net investments	0.00	0.29	0.04	0.12

Net investments at Medallion Bank and other controlled subsidiaries	(0.30)	(0.49)	(0.69)	(0.77)
Managed net investments	(0.19%)	(0.18%)	(0.44%)	(0.43%)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$505	($92)	$494	($306)
Unrealized depreciation	207	(55)	170	(662)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	938	1,967	1,906	3,867
Realized gains	—	—	—	—
Realized losses	—	2	—	426
Unrealized gains on foreclosed properties and other assets	2,853	1,979	5,865	4,389

Total	$4,503	$3,801	$8,435	$7,714

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses	—	(2)	—	(426)
Other gains	—	—	—	359
Direct recoveries	4	325	81	332
Realized gains on foreclosed properties and other assets	—	—	—	—

Total	$4	$323	$81	$265

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries represented 22%, 22%, and 21% of our total portfolio at June 30, 2013, December 31, 2012, and June 30, 2012. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to us of $2,500,000 and $5,500,000 in the 2013 second quarter and six months, and $2,500,000 and $4,500,000 in the comparable 2012 periods. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at June 30, 2013, December 31, 2012, and June 30, 2012. Equity investments were 1% of our total managed portfolio at June 30, 2013, December 31, 2012, and June 30, 2012. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at June 30, 2013, December 31, 2012, and June 30, 2012. Investment securities were 2% of our total managed portfolio at June 30, 2013, December 31, 2012, and June 30, 2012. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2013 and 2012. Our average balances declined and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, and the repricing of term borrowings.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2013
Revolving lines of credit	$653	$161,280	1.62%	$1,309	$159,284	1.66%
Notes payable to banks	568	63,474	3.59	1,062	63,288	3.38
SBA debentures	699	58,635	4.78	1,414	59,059	4.83
Preferred securities	201	33,000	2.45	402	33,000	2.46

Total	$2,121	$316,389	2.69	$4,187	$314,631	2.68

Medallion Bank borrowings	$1,280	$617,896	0.83	$2,606	$606,241	0.87

Total managed borrowings	$3,401	$934,285	1.46	$6,793	$920,872	1.49

June 30, 2012
Revolving lines of credit	$784	$161,072	1.96%	$1,556	$168,010	1.86%
Notes payable to banks	672	68,466	3.95	1,459	70,798	4.14
SBA debentures	818	58,435	5.63	1,871	62,144	6.06
Preferred securities	634	33,000	7.73	1,269	33,000	7.73

Total	$2,908	$320,973	3.64	$6,155	$333,952	3.71

Medallion Bank borrowings	$1,223	$524,663	0.94	$2,414	$516,020	0.94

Total managed borrowings	$4,131	$845,636	1.97	$8,569	$849,972	2.03

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2013 and 2012, short-term adjustable rate debt constituted 72% and 65% of total debt, and was 25% and 23% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013. Because of these restrictions and other factors, our Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Statement of operations
Investment income	$7,543	$8,064	$15,789	$15,927
Interest expense	2,121	2,908	4,187	6,155

Net interest income	5,422	5,156	11,602	9,772
Noninterest income	327	342	623	677
Operating expenses	4,007	3,705	8,020	7,046

Net investment income before income taxes	1,742	1,793	4,205	3,403
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	1,742	1,793	4,205	3,403
Net realized gains (losses) on investments	4	323	81	265
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	938	1,967	1,906	3,867
Net change in unrealized appreciation (depreciation) on investments (1)	3,565	1,834	6,529	3,847

Net increase in net assets resulting from operations	$6,249	$5,917	$12,721	$11,382

Per share data
Net investment income	$0.08	$0.09	$0.19	$0.18
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	—	0.02	—	0.02
Net change in unrealized appreciation on investments (1)	0.20	0.19	0.39	0.41

Net increase in net assets resulting from operations	$0.28	$0.30	$0.58	$0.61

Dividends declared per share	$0.22	$0.21	$0.44	$0.42

Weighted average common shares outstanding
Basic	21,633,656	19,353,031	21,527,912	18,505,127
Diluted	22,018,060	19,570,383	21,890,556	18,753,671

			June 30, 2013	December 31, 2012
Balance sheet data
Net investments			$460,340	$455,010
Total assets			571,746	543,465
Total funds borrowed			342,698	322,770
Total liabilities			348,404	327,147
Total shareholders’ equity			223,342	216,318

Managed balance sheet data (2)
Net investments			$1,100,518	$1,048,635
Total assets			1,242,599	1,174,124
Total funds borrowed			985,169	924,921
Total liabilities			1,019,257	957,806

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	1.26%	1.39%	1.55%	1.30%
Net increase in net assets resulting from operations	4.53	4.59	4.69	4.36
Return on average equity (ROE) (4)
Net investment income after taxes	3.18	3.75	3.87	3.72
Net increase in net assets resulting from operations	11.41	12.38	11.72	12.45

Weighted average yield	6.62%	7.46%	6.98%	7.29%
Weighted average cost of funds	1.86	2.69	1.85	2.82

Net interest margin (5)	4.76	4.77	5.13	4.47

Noninterest income ratio (6)	0.29%	0.32%	0.28%	0.31%
Total expense ratio (7)	5.38	6.12	5.39	6.04
Operating expense ratio (8)	3.52	3.43	3.54	3.22

			June 30, 2013	December 31, 2012
As a percentage of net investment portfolio
Medallion loans			64%	65%
Commercial loans			13	12
Investment in Medallion Bank and other controlled subsidiaries			22	22
Equity investments			1	1
Investment securities			—	—

Investments to assets (9)			81%	84%
Equity to assets (10)			39	40
Debt to equity (11)			153	149

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $18 and $35 in the three and six months ended June 30, 2013, and $88 and $294 for the comparable 2012 periods, and also included $2,500 and $5,500 of dividends from Medallion Bank for the three and six months ended June 30, 2013, and $2,500 and $4,500 for the comparable 2012 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.29% and 6.32% for the three and six months ended June 30, 2013, and was 6.32% and 6.18% for the comparable 2012 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2013 Second Quarter and Six Months compared to the 2012 periods

Net increase in net assets resulting from operations was $6,249,000 or $0.28 per diluted common share and $12,721,000 or $0.58 in the 2013 second quarter and six months, up $332,000 or 6% and $1,339,000 or 12% from $5,917,000 or $0.30 per share and $11,382,000 or $0.61 in the 2012 second quarter and six months, primarily reflecting higher net realized/unrealized gains and net interest income, partially offset by higher operating expenses and lower noninterest income in both periods. Net investment income after income taxes was $1,742,000 or $0.08 per share and $4,205,000 or $0.19 in the 2013 quarter and six months, down $51,000 or 3%, and up $802,000 or 24% from $1,793,000 or $0.09 per share and $3,403,000 or $0.18 in the 2012 quarter and six months.

Investment income was $7,543,000 and $15,789,000 in the 2013 second quarter and six months, down $521,000 or 6% and $138,000 or 1% from $8,064,000 and $15,927,000 in the year ago periods, and included $18,000 and $35,000 from interest recoveries and bonuses on certain investments in the 2013 quarter and six months, compared to $88,000 and $294,000 in the 2012 periods. Also included in the 2013 quarter and six months was $2,500,000 and $5,500,000 in dividends from Medallion Bank, compared to $2,500,000 and $4,500,000 in the comparable 2012 periods. Excluding those items, investment income decreased $451,000 or 8% in the quarter and $879,000 or 8% in the six months, primarily reflecting the repricing of the portfolios to lower current market interest rates, and the sourcing of a greater proportion of our business to Medallion Bank. The yield on the investment portfolio was 6.63% in the 2013 quarter, down 11% from 7.46% in 2012, and was 6.98% in the 2013 six months, down 4% from 7.29% in the 2012 six months. Excluding the extra interest and dividends, the 2013 second quarter and six month yields were down 13% and 11% to 4.41% and 4.53%, from 5.07% and 5.09%, in the 2012 quarter and six months, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were up 5% to $456,624,000 in the 2013 quarter and up 4% to $456,391,000 in the six months, from $434,728,000 and $439,545,000 in the year ago periods, primarily reflecting portfolio growth, partially offset by loan participations sold and loan payments received.

Medallion loans were $294,029,000 at quarter end, up $16,273,000 or 6% from $277,756,000 a year ago, representing 64% of the investment portfolio compared to 65% a year ago, and were yielding 4.12% compared to 4.89% a year ago, a decrease of 16%, reflecting the repricing of the portfolio to lower current market interest rates. The increase in outstandings primarily reflected portfolio growth in all markets and a reduction in sold participations, partially offset by an increase in loans sourced to Medallion Bank and loan repayments. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $662,394,000 at quarter end, down $11,061,000 or 2% from $673,455,000 a year ago, reflecting the above. The commercial loan portfolio was $59,229,000 at quarter end, compared to $54,280,000 a year ago, an increase of $4,949,000 or 9%, and represented 13% of the investment portfolio in both periods. The increase primarily reflected growth in the other commercial secured and high-yield mezzanine loan portfolios. Commercial loans yielded 11.34% at quarter end, down 6% from 12.11% a year ago, primarily reflecting lower yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $108,889,000 at quarter end, down $5,780,000 or 5% from $114,669,000 a year ago, primarily reflecting the changes described above, and decreases and reserve increases in the asset-based loan portfolio at Medallion Bank. Investments in Medallion Bank and other controlled subsidiaries were $100,343,000 at quarter end, up $11,308,000 or 13% from $89,035,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments and appreciation, and which represented 22% of the investment portfolio, compared to 21% a year ago, and which yielded 11.46% at quarter end, compared to 8.99% a year ago, reflecting the increased level of dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $6,739,000 at quarter end, up $1,339,000 or 25% from $5,400,000 a year ago, primarily reflecting increased equity investments, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 0.98%, compared to 1.64% a year ago. Investment securities were zero at both quarter ends. See page 27 for a table that shows balances and yields by type of investment.

Interest expense was $2,121,000 and $4,187,000 in the 2013 quarter and six months, down $787,000 or 27% and $1,968,000 or 32% from $2,908,000 and $6,155,000 in the 2012 periods. The decrease in interest expense was primarily due to reduced funding costs, and also by decreased borrowing levels. The cost of borrowed funds was 2.69% and 2.68% in the 2013 quarter and six months, compared to 3.64% and 3.71% in the year ago periods, decreases of 26% and 28%, reflecting the repricing of certain debt to lower interest rates, as well as the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was down 1% to $316,389,000 for the 2013 quarter, and was down 6% to $314,631,000 in the six months, compared to $320,973,000 and $333,952,000 in the year ago periods, primarily reflecting decreased borrowings as much of our portfolio growth has been in Medallion Bank. See page 35 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $5,422,000 and $11,602,000 and the net interest margin was 4.76% and 5.13% for the 2013 second quarter and six months, up $266,000 or 5% and $1,830,000 or 19% from $5,156,000 and $9,772,000 a year ago, which represented net interest margins of 4.77% and 4.47%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $327,000 and $623,000 in the 2013 second quarter and six months, down $15,000 or 4% and $54,000 or 8% from $342,000 and $677,000 a year ago, primarily reflecting lower late charges.

Operating expenses were $4,007,000 and $8,020,000 in the 2013 second quarter and six months, up $302,000 or 8% and $974,000 or 14% from $3,705,000 and $7,046,000 in the 2012 periods. Salaries and benefits expense was $2,345,000 and $4,896,000 in the second quarter and six months, up $58,000 or 3% and $559,000 or 13% from $2,287,000 and $4,337,000 in 2012, primarily reflecting higher bonus accruals and stock-based compensation expense, partially offset by higher salary deferrals related to loan originations. Professional fees were $897,000 and $1,397,000 in the quarter and six months, up $460,000 and $648,000 or 87% from $437,000 and $749,000 a year ago, primarily reflecting higher legal fees associated with the realization of certain portfolio investments and other legal matters, and from higher consultant and accounting costs related to investment activities, portfolio valuations, and assistance with enhancements to the operating environment. Occupancy expense was $191,000 and $391,000 in the quarter and six months, down $18,000 or 9% and $30,000 or 7% from $209,000 and $421,000 in the 2012 periods, primarily reflecting higher rent allocated to unconsolidated portfolio companies. Other operating expenses of $574,000 and $1,336,000 in 2013 were down $198,000 or 26% and $203,000 or 13% from $772,000 and $1,539,000 a year ago, primarily reflecting lower other operating expenses and franchise tax accruals, partially offset by higher travel and entertainment expenses and advertising expenses; and in the six months, also by higher directors fees and lower travel and entertainment expenses.

Income tax expense was $0 in the 2013 and 2012 second quarters and six months.

Net change in unrealized appreciation on investments was $4,503,000 and $8,435,000 in the 2013 second quarter and six months, compared to $3,801,000 and $7,714,000 in the 2012 second quarter and six months, an increase in appreciation of $702,000 or 18% in the quarter and $721,000 or 9% in the six months. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was appreciation of $3,565,000 and $6,529,000 in the 2013 quarter and six months, compared to $1,834,000 and $3,847,000 in the 2012 periods, resulting in increased appreciation of $1,731,000 or 94% and $2,682,000 or 70% in the 2012 quarter and six months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2013 activity resulted from net appreciation on foreclosed property of $2,853,000 ($5,864,000 in the six months), net appreciation on Medallion Bank and other controlled subsidiaries of $938,000 ($1,906,000 in the six months), and net unrealized appreciation on equity investments of $778,000 ($781,000 in the six months), partially offset by net unrealized depreciation on loans of $66,000 ($116,000 in the six months). The 2012 activity resulted from net appreciation on foreclosed property of $1,979,000 ($4,389,000 in the six months), net appreciation on Medallion Bank and other controlled subsidiaries of $1,967,000 ($3,867,000 in the six months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $0 ($424,000 in the six months), and reversals of unrealized depreciation associated with equity investments which were sold of $2,000 ($2,000 in the six months) partially offset by net unrealized depreciation on equity investments of $120,000 ($282,000 in the six months) and net unrealized depreciation on loans of $27,000 ($686,000 in the six months). The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $2,500,000 and $5,500,000 in the 2013 second quarter and six months, and were $2,500,000 and $4,500,000 in the comparable 2012 periods.

Our net realized gains on investments were $4,000 and $81,000 in the 2013 quarter and six months, compared to $323,000 and $265,000 in the 2012 quarter and six months, a decrease in realized gains of $319,000 or 99% in the quarter and $184,000 or 69% in the six months. The 2013 activity reflected net direct recoveries of $4,000 ($81,000 in the six months). The 2012 activity reflected net direct recoveries of $325,000 ($332,000 in the six months) and gains on the sale of equity investments of $0 ($359,000 in the six months), partially offset by the reversals described in the unrealized paragraph above.

Our net realized/unrealized gains on investments were $4,507,000 and $8,516,000 in the 2013 quarter and six months, compared to $4,124,000 and $7,979,000 in the 2012 periods, an increase of $383,000 or 9% and $537,000 or 7% in net gains in the 2013 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $58,635,000 with a weighted average interest rate of 4.44%, constituting 17% of our total indebtedness as of June 30, 2013. Also, as of June 30, 2013, portions of the adjustable rate debt with banks repriced at intervals of as long as 26 months, and certain of the certificates of deposit were for terms of up to 59 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at June 30, 2013, compared to the respective positions at the end of 2012 and 2011. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2013 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$7,207	$—	$—	$—	$—	$—	$—	$7,207
Adjustable rate	120	3,355	539	575	—	—	—	4,589
Fixed-rate	26,795	46,538	185,500	47,413	39,490	500	3,144	349,380
Cash	41,458	—	—	—	—	—	—	41,458

Total earning assets	$75,580	$49,893	$186,039	$47,988	$39,490	$500	$3,144	$402,634

Interest bearing liabilities
Revolving lines of credit	$166,255	$—	$—	$—	$—	$—	$—	$166,255
Notes payable to banks	47,033	25,182	229	12,364	—	—	—	84,808
SBA debentures	9,150	6,500	4,000	—	—	3,000	35,985	58,635
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$255,438	$31,682	$4,229	$12,364	$—	$3,000	$35,985	$342,698

Interest rate gap	($179,858)	$18,211	$181,810	$35,624	$39,490	($2,500)	($32,841)	$59,936

Cumulative interest rate gap (2)	($179,858)	($161,647)	$20,163	$55,787	$95,277	$92,777	$59,936	—

December 31, 2012 (2)	($181,961)	($163,542)	$8,504	$45,211	$78,313	$81,009	$63,129	—
December 31, 2011 (2)	($163,313)	($124,585)	($29,456)	$30,710	$63,680	$70,283	$46,894	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (45%), (47%), and (40%), as of June 30, 2013, and December 31, 2012 and 2011, and was (33%), (40%), and (26%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($69,815) or (17%) for June 30, 2013, compared to ($75,090) or (19%) and ($57,386) or (14%) for December 31, 2012 and 2011, and was ($145,630) or (12%), ($213,406) or (19%), and ($60,584) or (6%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $402,633,000 and interest rate sensitive liabilities were $342,698,000 at June 30, 2013. The one-year cumulative interest rate gap was a negative $179,858,000 or 45% of interest rate sensitive assets, compared to a negative $181,961,000 or 47% at December 31, 2012 and $163,313,000 or 40% at December 31, 2011. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $69,815,000 or 17% at June 30, 2013. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,166,904,000 and interest rate sensitive liabilities were $985,169,000 at June 30, 2013. The one year cumulative interest rate gap was a negative $382,437,000 or 33% of interest rate sensitive assets, compared to a negative $442,219,000 or 40% and $272,395,000 or 26% at December 31, 2012 and 2011. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $145,630,000 or 12% at June 30, 2013.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $160,000,000 of notional value of principal from various multinational banks, with termination dates ranging to July 2015. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $17,000 and $39,000 for the three and six months ended June 30, 2013, and $42,000 for both comparable 2012 periods, and all are carried at $0 on the balance sheet at June 30, 2013.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $33,745,000 of availability. Lastly, $41,200,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $5,000,000.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $26,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $15,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at June 30, 2013. See Note 4 to the consolidated financial statements on page 17 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$166,255	49%	1.21%
Notes payable to banks	84,808	25	2.82
SBA debentures	58,635	17	4.44
Preferred securities	33,000	9	2.40

Total outstanding debt	$342,698	100%	2.28

Deposits and other borrowings at Medallion Bank	642,471	—	0.60%

Total outstanding debt, including Medallion Bank	$985,169	—	1.19

(1)	Weighted average contractual rate as of June 30, 2013.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at June 30, 2013.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$166,255	$—	$—	$—	$—	$—	$166,255
Notes payable to banks	47,747	24,468	229	12,364	—	—	84,808
SBA debentures	9,150	6,500	4,000	—	—	38,985	58,635
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$223,152	$30,968	$4,229	$12,364	$—	$71,985	$342,698

Deposits and other borrowings at Medallion Bank	349,736	146,011	129,016	7,692	10,016	—	642,471

Total, including Medallion Bank	$572,888	$176,979	$133,245	$20,056	$10,016	$71,985	$985,169

        We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments, although changes in the restrictions described previously, including the expiration in July 2013 of the prior moratorium on the acquisition of control of an industrial bank such as Medallion Bank by a “commercial firm,” and other applicable factors could change these conclusions in the future.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of June 30, 2013 by approximately $1,379,000 on an annualized basis, compared to a positive impact of $1,282,000 at December 31, 2012, and the impact of such an immediate increase of 1% over a one year period would have been ($2,459,000) at June 30, 2013, compared to ($2,880,000) at December 31, 2012. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

We continue to work with investment banking firms and other financial intermediaries to investigate the viability of a number of other financing options which include, among others, the sale or spin off certain assets or divisions, the development of a securitization conduit program, and other independent financing for certain subsidiaries or asset classes. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth. The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2013. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2012
Cash	$24,405	$3,725	$6,016	$1,913	$5,399	$—	$41,458	$26,875
Bank loans	67,327	58,606	—	—	75	—	126,008	$126,207
Amounts undisbursed	13,000	28,200	—	—	—	—	41,200	60,000
Amounts outstanding	54,327	30,406	—	—	75	—	84,808	66,207
Average interest rate	2.69%	3.02%	—	—	10.32%	—	2.82%	3.09%
Maturity	5/14-11/16	8/13-11/16	—	—	2/15-3/16	—	8/13-11/16	4/13-1/16
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	2.40%	—	—	—	—	—	2.40%	2.44%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	200,000	—	—	—	—	200,000	$200,000
Amounts undisbursed	—	33,745	—	—	—	—	33,745	36,372
Amounts outstanding	—	166,255	—	—	—	—	166,255	163,628
Average interest rate	—	1.21%	—	—	—	—	1.21%	1.24%
Maturity	—	12/13	—	—	—	—	12/13	12/13
SBA debentures	—	—	30,500	—	33,135	—	63,635	$59,935
Amounts undisbursed	—	—	5,000	—	—	—	5,000	—
Amounts outstanding	—	—	25,500	—	33,135	—	58,635	59,935
Average interest rate	—	—	4.70%	—	4.24%	—	4.44%	4.91%
Maturity	—	—	3/14-3/23	—	9/13-3/23	—	9/13-3/23	3/13-3/23

Total cash and amounts remaining undisbursed under credit facilities	$37,405	$65,670	$11,016	$1,913	$5,399	$—	$121,403	$123,247

Total debt outstanding	$87,327	$196,661	$25,500	$—	$33,210	$—	$342,698	$322,770

Including Medallion Bank
Cash	—	—	—	—	—	$20,885	$20,885	$24,770
Deposits and other borrowings	—	—	—	—	—	642,471	642,471	602,151
Average interest rate	—	—	—	—	—	0.60%	0.60%	0.69%
Maturity	—	—	—	—	—	7/13- 6/18	7/13-6/18	1/13-10/17

Total cash and amounts remaining undisbursed under credit facilities	$37,405	$65,670	$11,016	$1,913	$5,399	$20,885	$142,288	$148,017

Total debt outstanding	$87,327	$196,661	$25,500	$—	$33,210	$642,471	$985,169	$924,921

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $33,745,000 under our revolving credit agreement with DZ Bank as of June 30, 2013. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, “Income Tax (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists – a consensus of the FASB Emerging Issues Task Force”. ASU 2013-11 requires, with limited exception, that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset. The update applies to all entities that have unrecognized tax benefits with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward which exists as of the reporting date. The update is effective for periods beginning after December 15, 2013, with early adoption permitted. As a BDC which has elected to be treated as a RIC for federal income tax purposes, we do not have any unrecognized tax benefits and as such we do not believe that adoption of this standard will have a material impact on our financial condition or results of operations.

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-10, “Derivatives and Hedging (Topic 815) Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes – a consensus of the FASB Emerging Issues Task Force.” ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The update also removes the restriction on using different benchmark rates for similar hedges. The update applied to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The update is prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not believe that adoption of this standard will have a material impact on our financial condition or results of operations.

In June 2013, the FASB issued Accounting Standards Update (ASU) 2013-08, “Financial Services – Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of an investment company, provides a comprehensive guide for assessing whether an entity is an investment company, requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value, requires disclosure that an entity is an investment company applying the guidance in Topic 946, as well as requiring the disclosure of any changes in the entity’s status as an investment company. The update specifies that an entity regulated under the 1940 Act is an investment company with respect to Topic 946. The update is effective for periods beginning after December 15, 2013. As a BDC, regulated under the 1940 Act, we have presented ourselves as an investment company, as such we do not believe that adoption of this standard will have a material impact on our financial condition or results of operations.

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of August 6, 2013, there were approximately 259 holders of record of our common stock.

On August 6, 2013, the last reported sale price of our common stock was $14.92 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

	DIVIDENDS DECLARED	HIGH	LOW
2013
Second Quarter	$0.22	$15.78	$13.13
First Quarter	0.22	13.60	12.01
2012
Fourth Quarter	$0.22	$12.56	$11.07
Third Quarter	0.21	12.05	10.73
Second Quarter	0.21	11.89	10.00
First Quarter	0.21	11.45	10.65

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through June 30, 2013	—	—	—	6,028,027

Total	1,580,615	8.84	1,580,615	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 2013, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2013 and are to conclude 180 days after the commencement of the purchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2013. In addition, based on our evaluation as of June 30, 2013, there have been no changes that occurred during the 2013 six months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Structure

We have recently experienced a period of capital markets disruption and severe recession and these conditions could worsen in the future.

The recent market conditions have materially and adversely affected the debt and equity capital markets in the US, which could have a negative impact on our business and operations. The US capital markets have experienced extreme volatility and disruption for an extended period of time as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of credit and equity capital for the markets as a whole and financial services firms in particular. While recent market conditions have improved there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. As a result, we believe these conditions may continue for a prolonged period of time and possibly worsen in the future. A prolonged period of market illiquidity could have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

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

As of June 30, 2013, we had $342,698,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.28% at June 30, 2013, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $642,471,000 of outstanding indebtedness at a weighted average borrowing cost of 0.60%.

Consumer lending by Medallion Bank carries a higher risk of loss and could be adversely affected by an economic downturn.

By its nature, lending to consumers that have blemishes on their credit reports carries with it a higher risk of loss. Although the net interest margins should be higher to compensate Medallion Bank for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of Medallion Bank’s consumer loan portfolio.

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

The 1940 Act imposes numerous constraints on the operations of BDC’s. For example, BDC’s are required to invest at least 70% of their total assets in qualifying assets, primarily securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, US government securities, and other high quality debt investments that mature in one year or less. Our regulatory requirements may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, we rely upon several exemptive orders from the SEC permitting us to consolidate our financial reporting and operate our business as presently conducted. Our failure to satisfy the conditions set forth in those exemptive orders could result in our inability to rely upon such orders or to cause the SEC to revoke the orders which could result in material changes in our financial reporting or the way in which we conduct our business. Furthermore, any failure to comply with the requirements imposed on BDC’s by the 1940 Act could have material adverse consequences to us or our investors, including possible enforcement actions by the SEC and the possible loss of ability to qualify as a RIC that is exempt from corporate-level income tax under the code. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would further significantly decrease our operating flexibility.

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

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank may constitute a non-qualifying asset. As of June 30, 2013, up to 27% of our total assets were invested in non-qualifying assets.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of June 30, 2013, our largest investment subject to this test was our investment in Medallion Bank, representing 19% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

We may materially change our corporate structure and the nature of our business

We are very much affected by the legal, regulatory, tax and accounting regimes under which we operate. We are evaluating whether those regimes and our existing corporate structure are the optimum means for the operation and capitalization of our business. As a result of these evaluations, we may decide to proceed with structural and organizational changes (certain of which may require the approval of our shareholders), which could result in material dispositions of various assets, changes in our corporate form, termination of our election to be regulated as a BDC, our conversion from an investment company to an operating company or other fundamental changes. If we were no longer an investment company, our accounting practices would change and, for example, lead to the consolidation of certain majority owned companies with which we do not now consolidate as an investment company. Additionally, if we were no longer an investment company, our shareholders would not benefit from the investor protections provided by the 1940 Act. We may incur certain costs in completing these evaluations and may receive no benefit from these expenditures, particularly if we do not proceed with any changes. No decisions have been made with respect to any such changes and there is no timetable for making any decisions, including any decision not to proceed with any such changes.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of June 30, 2013, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $7,135,000 or 1.53% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would have positively impacted net increase in net assets resulting from operations as of June 30, 2013 by approximately $1,379,000 on an annualized basis, compared to a positive impact of approximately $1,282,000 at December 31, 2012, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,459,000) at June 30, 2013, compared to approximately ($2,880,000) at December 31, 2012. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, the New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pickup street hails in boroughs outside of Manhattan. The law is currently in the early stages of implementation. Upon the law’s full implementation, income from operating medallions and the value of medallions serving as collateral for our loans could decrease by a material amount. This could increase our loan to value ratios, loan delinquencies, or loan defaults. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $160,000 to $1,164,000 for corporate medallions and $1,051,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2011, the value of New York City taxicab medallions increased by approximately 50% for individual medallions and 16% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of June 30, 2013, investments in New York City taxi medallion loans represented approximately 76% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At June 30, 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the finance company’s liquidation. In May 2013, the bankruptcy court presiding over the finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. Although the bankruptcy proceeding is in its earliest stages, we have performed certain field examinations and due diligence procedures and believes our loan participations are not subject to the misconduct alleged by the bank lenders. We also believe the loan participations are fully secured by the underlying collateral, including personal guarantees from one or more of the principals of each of the underlying seven borrowers. On May 31, 2013, we commenced an adverse proceeding against the finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the finance company’s assets. The finance company and bank lenders are contesting our position. Although we believe the claims raised by the finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of June 30, 2013 and December 31, 2012. Filed herewith.

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

Date: August 7, 2013

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant
as principal financial and accounting officer.