Form 10-Q
period 2013-09-30
MEDALLION FINANCIAL CORP
filed 2013-11-12
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 7, 2013 was 22,033,510.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 7% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 15%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,290,373,000 as of September 30, 2013, and $1,219,224,000 and $1,176,796,000 as of December 31, 2012 and September 30, 2012, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared dividends in excess of $200,278,000 or $12.12 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $364,200,000 at September 30, 2013. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the Investment Company Act of 1940, or the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2013.

Our consolidated balance sheet as of September 30, 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and nine months ended September 30, 2013 and 2012 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2013 and 2012, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest income on investments	$5,997	$4,754	$15,439	$15,440
Dividends and interest income on short-term investments (1)	3,018	2,021	8,547	6,558
Medallion lease income	420	372	1,238	1,076

Total investment income	9,435	7,147	25,224	23,074

Total interest expense (2)	2,092	2,565	6,279	8,720

Net interest income	7,343	4,582	18,945	14,354

Total noninterest income	181	265	804	941

Salaries and benefits	2,369	2,240	7,265	6,577
Professional fees	(105)	341	1,291	1,090
Occupancy expense	195	211	587	631
Other operating expenses	650	718	1,986	2,257

Total operating expenses	3,109	3,510	11,129	10,555

Net investment income before income taxes (1) (3)	4,415	1,337	8,620	4,740
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	4,415	1,337	8,620	4,740

Net realized losses on investments (4)	(596)	(2,620)	(515)	(2,355)

Net change in unrealized appreciation on investments	894	4,779	7,423	8,626
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	1,684	3,115	3,590	6,982

Net unrealized appreciation on investments	2,578	7,894	11,013	15,608

Net realized/unrealized gains on investments	1,982	5,274	10,498	13,253

Net increase in net assets resulting from operations	$6,397	$6,611	$19,118	$17,993

Net increase in net assets resulting from operations per common share

Basic	$0.29	$0.31	$0.89	$0.93
Diluted	0.29	0.31	0.87	0.91

Dividends declared per share	$0.23	$0.21	$0.67	$0.63

Weighted average common shares outstanding
Basic	21,730,116	21,284,143	21,596,054	19,438,227
Diluted	22,116,793	21,554,715	21,966,709	19,694,114

(1)	Includes $3,000 and $8,500 of dividend income for the three and nine months ended September 30, 2013 from Medallion Bank, and $2,000 and $6,500 for the comparable 2012 periods.
(2)	Average borrowings outstanding were $320,546 and $316,624, and the related average borrowing costs were 2.59% and 2.65% for the 2013 third quarter and nine months, and were $293,668, $320,426, 3.47%, and 3.64% for the comparable 2012 periods.
(3)	Includes $182 and $505 of net revenues received from Medallion Bank for the three and nine months ended September 30, 2013, and $177 and $544 for the comparable 2012 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.
(4)	Represents net losses on investment securities of unaffiliated issuers except for a loss of $74 on foreclosed properties in the 2012 third quarter and nine months.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED
(Dollars in thousands, except per share data)	September 30, 2013	December 31, 2012
Assets
Medallion loans, at fair value	$291,545	$294,388
Commercial loans, at fair value (1)	63,061	56,919
Investment in Medallion Bank and other controlled subsidiaries, at fair value	102,377	99,083
Equity investments, at fair value	6,386	4,620
Investment securities, at fair value	—	—

Net investments ($237,302 at September 30, 2013 and $236,357 at December 31, 2012 pledged as collateral under borrowing arrangements)	463,369	455,010

Cash and cash equivalents ($0 at September 30, 2013 and December 31, 2012 restricted as to use by lender)	35,006	26,875
Accrued interest receivable	938	957
Fixed assets, net	517	601
Goodwill, net	5,069	5,069
Foreclosed properties	49,928	43,588
Other assets, net	15,674	11,365

Total assets	$570,501	$543,465

Liabilities
Accounts payable and accrued expenses	$5,757	$3,144
Accrued interest payable	510	1,233
Funds borrowed	338,371	322,770

Total liabilities	344,638	327,147

Commitments and contingencies (2)	—	—

Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 23,634,400 shares at September 30, 2013 and 23,251,937 shares December 31, 2012 issued)	236	233
Treasury stock at cost (1,600,733 shares at September 30, 2013 and December 31, 2012)	(14,304)	(14,304)
Capital in excess of par value	222,484	217,621
Accumulated undistributed net investment loss	(15,934)	(13,189)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	33,381	25,957

Total shareholders’ equity (net assets)	225,863	216,318

Total liabilities and shareholders’ equity	$570,501	$543,465

Number of common shares outstanding	22,033,667	21,651,204
Net asset value per share	$10.25	$9.99

(1)	Includes loans of $3,759 and $3,075 to controlled subsidiaries or entities under their control at September 30, 2013, and $3,081 at December 31, 2012.
(2)	See Note 9 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Net investment income after income taxes	$4,415	$1,337	$8,620	$4,740
Net realized gains (losses) on investments	(596)	(2,620)	(515)	(2,355)
Net unrealized appreciation on investments	2,578	7,894	11,013	15,608

Net increase in net assets resulting from operations	6,397	6,611	19,118	17,993

Investment income, net	(2,021)	—	(6,853)	(6,011)
Return of capital	(2,821)	(4,505)	(7,617)	(5,852)
Realized gain from investment transactions, net	—	—	—	—

Dividends and distributions to shareholders (1)	(4,842)	(4,505)	(14,470)	(11,863)

Issuance of common stock (2)	—	(304)	—	34,657
Stock – based compensation expense, net	366	218	1,129	612
Exercise of stock options	595	71	3,736	864
Treasury stock acquired	—	—	—	—

Capital share transactions	961	(15)	4,865	36,133
Other	5	1	32	—

Total increase in net assets	2,521	2,092	9,545	42,263
Net assets at the beginning of the period	223,342	211,675	216,318	171,504

Net assets at the end of the period (3)	$225,863	$213,767	$225,863	$213,767

Capital share activity

Common stock issued, beginning of period	23,569,216	23,053,486	23,251,937	19,320,303
Issuance of common stock (2)	—	—	—	3,500,000
Exercise of stock options	67,986	11,176	384,165	151,419
Issuance (forfeiture) of restricted stock, net	(2,802)	(277)	(1,702)	92,663

Common stock issued, end of period	23,634,400	23,064,385	23,634,400	23,064,385

Treasury stock, beginning of period	(1,600,733)	(1,600,733)	(1,600,733)	(1,600,733)
Treasury stock acquired	—	—	—	—

Treasury stock, end of period	(1,600,733)	(1,600,733)	(1,600,733)	(1,600,733)

Common stock outstanding	22,033,667	21,463,652	22,033,667	21,463,652

(1)	Dividends declared were $0.23 and $0.67 per share for the 2013 third quarter and nine months, and were $0.21 and $0.63 for the comparable 2012 periods.
(2)	On May 21, 2012 the Company sold 3,500,000 shares at an offering price of $10.72 per share, resulting in net proceeds after closing costs, underwriting commissions, etc. of $34,657 as of September 30, 2012.
(3)	Includes $0 of undistributed net investment income, $0 of undistributed net realized gains on investments, and $9,010 and $8,927 of capital loss carryforwards at September 30, 2013 and 2012.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$19,118	$17,993
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	870	936
Amortization of origination fees	151	127
Net change in net unrealized appreciation on investments	(7,423)	(8,626)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(3,590)	(6,982)
Net realized losses on investments	515	2,355
Stock-based compensation expense	1,129	612
Decrease in accrued interest receivable	19	159
(Increase) decrease in other assets, net	(5,008)	916
Increase (decrease) in accounts payable and accrued expenses	2,613	(954)
Decrease in accrued interest payable	(722)	(1,134)

Net cash provided by operating activities	7,672	5,402

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(186,265)	(144,390)
Proceeds from principal receipts, sales, and maturities of investments	181,617	165,842
Investments in Medallion Bank and other controlled subsidiaries, net	296	(2,253)
Capital expenditures	(56)	(315)

Net cash provided by (used for) investing activities	(4,408)	18,884

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	207,480	52,614
Repayments of funds borrowed	(193,929)	(100,347)
Issuance of SBA debentures	25,500	—
Repayments of SBA debentures	(23,450)	(14,750)
Proceeds from issuance of common stock, net	—	34,657
Proceeds from exercise of stock options	3,736	864
Payments of declared dividends	(14,470)	(11,863)

Net cash provided by (used for) financing activities	4,867	(38,825)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,131	(14,539)
Cash and cash equivalents, beginning of period	26,875	29,352

Cash and cash equivalents, end of period	$35,006	$14,813

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$6,263	$9,040
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $194,856,000 at September 30, 2013, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,158,000 at September 30, 2013, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased certain City of Chicago taxicab medallions out of foreclosure which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $49,928,000 on the consolidated balance sheet at September 30, 2013, compared to $43,588,000 and $41,210,000 at December 31, 2012 and September 30, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits, and includes $1,500,000 related to compensating balance requirements of several regional banking organizations.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 23% of the investment portfolio at September 30, 2013 and December 31, 2012, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,560,000 and $811,000 at September 30, 2013 and December 31, 2012, and non-marketable securities of $4,826,000 and $3,809,000 in the comparable periods. The $102,377,000 and $99,083,000 related to portfolio investments in controlled subsidiaries at September 30, 2013 and December 31, 2012 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013. Because of these restrictions and other factors, the Company’s Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, the Company used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 63% and 65% of the Company’s investment portfolio at September 30, 2013 and December 31, 2012 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 68% and 71% were in New York City at September 30, 2013 and December 31, 2012.

These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (14% and 12% at September 30, 2013 and December 31, 2012) represents loans to various commercial enterprises, in a wide variety of industries, including manufacturing, administrative and support services, accommodation and food services, retail trade and various other industries. Approximately 25% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 22%, 1%, and 0% at September 30, 2013 and December 31, 2012.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 56% and 60% at September 30, 2013 and December 31, 2012 (75% and 78% in New York City), commercial loans were 11% and 12%, and 30% and 25% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, and trailers, and home improvements. Investment securities were 2% at September 30, 2013 and December 31, 2012, and equity investments (including investments in controlled subsidiaries) were 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2013 and December 31, 2012, net loan origination costs were $115,000 and $127,000. Net amortization expense for the three months ended September 30, 2013 and 2012 was $17,000 and $53,000, and was $151,000 and $127,000 for the comparable nine months periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2013 and December 31, 2012, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2013 and 2012.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2013, December 31, 2012, and September 30, 2012, total nonaccrual loans were $18,235,000, $20,607,000, and $24,969,000, and represented 5%, 6%, and 7% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $11,082,000, $8,496,000, and $15,412,000 as of September 30, 2013, December 31, 2012, and September 30, 2012, of which $715,000 and $1,536,000 would have been recognized in the quarters ended September 30, 2013 and 2012, and $2,051,000 and $3,991,000 would have been recognized in the comparable nine months. The reduction in nonaccrual interest foregone and principal balances reflects the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $430,172,000 and $452,057,000 at September 30, 2013 and December 31, 2012, and included $413,035,000 and $406,956,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of September 30, 2013 and December 31, 2012. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $33,381,000, $25,957,000, and $19,997,000 as of September 30, 2013,

December 31, 2012, and September 30, 2012. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. The Company determines whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013. As a result of this valuation process, the Company used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in the Company’s unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2013 and 2012 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	—	(7,894)	47	36,769	28,922
Net change in unrealized
Appreciation on investments	—	—	505	2,853	3,358
Depreciation on investments	—	(66)	273	—	207
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2013	—	(7,960)	825	39,622	32,487
Net change in unrealized
Appreciation on investments	—	—	197	475	672
Depreciation on investments	—	277	(654)	—	(377)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	234	365	—	599

Balance September 30, 2013	$—	($7,449)	$733	$40,097	$33,381

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	—	(14,533)	943	26,974	13,384
Net change in unrealized
Appreciation on investments	—	—	(92)	1,997	1,905
Depreciation on investments	—	(27)	(28)	(18)	(73)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	2	—	2

Balance June 30, 2012	—	(14,560)	825	28,953	15,218
Net change in unrealized
Appreciation on investments	—	—	(191)	2,377	2,186
Depreciation on investments	—	(33)	(7)	(18)	(58)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	2,384	200	67	2,651

Balance September 30, 2012	$—	($12,209)	$827	$31,379	$19,997

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net change in unrealized appreciation on investments
Unrealized appreciation	$197	($191)	$691	($497)
Unrealized depreciation	(377)	(40)	(207)	(702)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	1,684	3,115	3,590	6,982
Realized gains	—	—	—	—
Realized losses	599	2,584	599	3,010
Unrealized gains on foreclosed properties and other assets	475	2,426	6,340	6,815

Total	$2,578	$7,894	$11,013	$15,608

Net realized gains on investments
Realized gains	$—	$—	$—	$—
Realized losses	(599)	(2,584)	(599)	(3,010)
Other gains	—	136	—	495
Direct recoveries (chargeoffs)	3	(98)	84	234
Realized losses on foreclosed properties and other assets	—	(74)	—	(74)

Total	($596)	($2,620)	($515)	($2,355)

The following table provides additional information on attributes of the nonperforming loan portfolio as of September 30, 2013, December 31, 2012, and September 30, 2012.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment
September 30, 2013
Medallion	$—	$—	$—
Commercial (2) (3)	18,235	26,947	20,268
December 31, 2012
Medallion	—	—	—
Commercial (2) (3)	20,607	28,391	25,367
September 30, 2012
Medallion	—	—	—
Commercial (2) (3)	24,969	32,294	26,557

(1)	Unrealized depreciation of $7,359, $7,729, and $12,072 had been recorded as a valuation allowance on these commercial loans at September 30, 2013, December 31, 2012, and September 30, 2012.
(2)	Interest income of $2 and $61 was recognized in the three and nine months ended September 30, 2013, compared to $3 and $107 for the comparable 2012 periods on these commercial loans.
(3)	Included in the unpaid principal balance is unearned paid in-kind interest on nonaccrual loans of $8,712, $7,784 and $7,325, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10 as of September 30, 2013, December 31, 2012, and September 30, 2012.

The following table shows the aging of medallion and commercial loans as of September 30, 2013.

	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$1,820	$—	$582	$2,402	$288,970	$291,372	$582

Commercial loans
Secured mezzanine	532	—	2,182	2,714	48,858	51,572	—
Asset-based receivable	—	—	1,054	1,054	6,019	7,073	—
Other secured commercial	61	—	—	61	11,863	11,924	—

Total commercial loans	593	—	3,236	3,829	66,740	70,569	—

Total	$2,413	$—	$3,818	$6,231	$355,710	$361,941	$582

In addition to the loan portfolio delinquencies as described above, the receivable from bonuses related to certain investments of $6,468,000 was delinquent for more than 91 days at September 30, 2013, and is carried in other assets on the consolidated balance sheet.

The Company entered into no troubled debt restructuring during the quarter and nine months ended September 30, 2013.

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

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of September 30, 2013 and December 31, 2012, and that the impairment testing of goodwill is not required. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of September 30, 2013. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $43,000 and $46,000 for the quarters ended September 30, 2013 and 2012, and was $140,000 and $122,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight-line basis over the lives of the related financing agreements. Amortization expense was $248,000 and $228,000 for the quarters ended September 30, 2013 and 2012, and was $730,000 and $814,000 for the comparable nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,657,000, $1,337,000, and $1,418,000 as of September 30, 2013, December 31, 2012, and September 30, 2012.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal

Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2012 and 2011, and anticipates qualifying and filing as a RIC for 2013. As a result, no provisions for income taxes have been recorded for the three and nine months ended September 30, 2013 and 2012. State and local tax treatment follows the federal model.

The Company has filed tax returns in many states. Federal, New York State, and New York City tax filings of the Company for the tax years 2010 through the present are the more significant filings that are open for examination.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net increase in net assets resulting from operations available to common shareholders	$6,397	$6,611	$19,118	$17,993

Weighted average common shares outstanding applicable to basic EPS	21,730,116	21,284,143	21,596,054	19,438,227
Effect of dilutive stock options	206,440	193,043	220,905	199,349
Effect of restricted stock grants	180,237	77,529	149,750	56,538

Adjusted weighted average common shares outstanding applicable to diluted EPS	22,116,793	21,554,715	21,966,709	19,694,114

Basic earnings per share	$0.29	$0.31	$0.89	$0.93
Diluted earnings per share	0.29	0.31	0.87	0.91

Potentially dilutive common shares excluded from the above calculations aggregated 18,000 and 153,720 shares as of September 30, 2013 and 2012.

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

During the nine months ended September 30, 2013 and 2012, the Company issued 1,393 and 92,957 restricted shares of stock-based compensation awards, and 18,000 and 5,000 shares of other stock-based compensation awards, and recognized $366,000 and $1,129,000, or $0.02 and $0.05 per diluted common share for the 2013 third quarter and nine months, and $218,000 and $612,000, or $0.01 and $0.03 per share in the comparable 2012 periods, of non-cash stock-based compensation expense related to the grants. As of September 30, 2013, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,123,000, which is expected to be recognized over the next eleven quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $160,000,000 of notional value of principal from various multinational banks, with termination dates ranging to July 2015. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $41,000 for the nine months ended September 30, 2013, and $16,000 and $58,000 for the 2012 three and nine months, and all are carried at $0 on the balance sheet at September 30, 2013.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Statement of comprehensive income
Investment income	$16,637	$14,834	$46,603	$41,442
Interest expense	1,299	1,328	3,905	3,742

Net interest income	15,338	13,506	42,698	37,700
Noninterest income (expense)	(5)	91	139	310
Operating expenses	5,138	3,919	13,482	11,450

Net investment income before income taxes	10,195	9,678	29,355	26,560
Income tax provision	(2,736)	(3,273)	(8,225)	(8,766)

Net investment income after income taxes	7,459	6,405	21,130	17,794
Net realized/unrealized losses of Medallion Bank	(2,420)	(1,094)	(8,127)	(3,530)

Net increase in net assets resulting from operations of Medallion Bank	5,039	5,311	13,003	14,264
Unrealized depreciation on Medallion Bank (1)	(3,066)	(2,066)	(8,697)	(6,697)
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	(289)	(130)	(716)	(585)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$1,684	$3,115	$3,590	$6,982

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)	2013	2012
Loans	$746,128	$664,381
Investment securities, at fair value	25,476	22,122

Net investments (1)	771,604	686,503
Cash	17,361	24,770
Other assets, net	12,764	12,100

Total assets	$801,729	$723,373

Other liabilities	$3,199	$1,643
Due to affiliates	539	1,462
Deposits and other borrowings, including accrued interest payable	676,053	602,635

Total liabilities	679,791	605,740
Medallion Bank equity (2)	121,938	117,633

Total liabilities and equity	$801,729	$723,373

Investment in other controlled subsidiaries	$6,170	$6,914
Total investment in Medallion Bank and other controlled subsidiaries	$102,377	99,083

(1)	Included in Medallion Bank’s net investments is $49 and $96 for purchased loan premium at September 30, 2013 and December 31, 2012.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At September 30, 2013 and December 31, 2012, the net premium on investment securities totaled $362,000 and $336,000, and $19,000 and $86,000 was amortized into interest income for the quarter and nine months ended September 30, 2013, and $36,000 and $125,000 was amortized in the comparable 2012 periods.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2013 and December 31, 2012, net loan origination costs were $9,605,000 and $7,019,000. Net amortization expense for the quarter and nine months ended September 30, 2013 was $770,000 and $2,225,000, and was $623,000 and $1,671,000 for the comparable 2012 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At September 30, 2013, $2,185,000 or 1% of consumer loans, 12,933,000 or 20% of commercial loans, and no medallion loans were on nonaccrual, compared to $2,451,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2012, and $1,937,000 or 1% of consumer loans, and no commercial or medallion loans on nonaccrual at September 30, 2012. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $338,000, $0, and $0 as of September 30, 2013, December 31, 2012, and September 30, 2012.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee of 0.15% to 0.50%, depending on the maturity of the deposit, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at September 30, 2013 and December 31, 2012 was $1,504,000 and $1,249,000, and $304,000 and $915,000 was amortized to interest expense during the quarter and nine months ended September 30, 2013, and $298,000 and $828,000 was amortized in the comparable 2012 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2013	December 31, 2012	Interest Rate (1)
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter

Deposits and other borrowings	$336,628	$174,415	$146,654	$7,692	$10,015	$—	$675,404	$602,151	0.59%

(1)	Weighted average contractual rate as of September 30, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to the Company of $3,000,000 and $8,500,000 in the 2013 third quarter and nine months, and $2,000,000 and $6,500,000 in the comparable 2012 periods.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of September 30, 2013 and December 31, 2012, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of September 30, 2013, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	September 30, 2013	December 31, 2012
Tier 1 capital	—	—	$121,400	$116,026
Total capital	—	—	131,262	124,791
Average assets	—	—	776,259	711,794
Risk-weighted assets	—	—	781,115	695,306
Leverage ratio (1)	4%	5%	15.6%	16.3%
Tier 1 capital ratio (2)	4	6	15.5	16.7
Total capital ratio (2)	8	10	16.8	18.0

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending September 30,						September 30, 2013	December 31, 2012	Interest Rate (1)
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter
Revolving lines of credit	$145,150	$—	$—	$—	$—	$—	$145,150	$163,628	1.16%
Notes payable to banks	49,562	27,665	12,028	8,981	—	—	98,236	66,207	2.76%
SBA debentures	6,000	6,500	—	—	—	49,485	61,985	59,935	4.08%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.38%

Total	$200,712	$34,165	$12,028	$8,981	$—	$82,485	$338,371	$322,770	2.28%

(1)	Weighted average contractual rate as of September 30, 2013.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), of which $145,150,000 was outstanding at September 30, 2013. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The DZ line matures in December 2013. The interest rate is the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.18% at September 30, 2013) plus 0.75%, or 90 day LIBOR (0.25% at September 30, 2013) plus 0.50%; plus 0.95%.

(B) SBA DEBENTURES

In the 2013 third quarter, the SBA approved an $8,000,000 commitment for FSVC to issue additional debentures upon payment of a 1% fee, which was paid and the debentures issued, $3,150,000 of which was used to repay a maturing debenture. In the 2013 first quarter, the SBA approved a $15,000,000 commitment for FSVC and a $5,000,000 commitment for MCI to issue additional debentures until September 30, 2017 upon payment of a 1% fee. FSVC issued $15,000,000 of debentures on March 1, 2013 and used the proceeds to repay debentures maturing on that date. In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of September 30, 2013, $137,485,000 of commitments had been fully utilized, $2,500,000 of commitments were available, and $61,985,000 was outstanding.

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

The table below summarizes the key attributes of the Company’s various borrowing arrangements with banks as of September 30, 2013.

(Dollars in thousands)
Borrower	No. of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at September 30, 2013		Monthly Payment	Average Interest Rate at September 30, 2013	Interest Rate Index (1)
The Company	6/7	4/11 - 9/13	5/14 - 7/16	Revolving line of credit secured by pledged loans	$113,200	(2)	$58,800		Interest only	2.67% + 0.25% unused fee	Various(2)
Medallion Chicago	3/28	12/11	12/14	Term loans secured by owned Chicago medallions(3)	26,152		24,998		$124 principal & interest	3.04%	N/A
The Company	3/4	1/09 - 6/13	12/14 - 11/16	Participated loans treated as financings	9,834		9,827		Proportionate to the payments received on the participated loans	2.50%	N/A
MFC	4/5	1/10 - 6/13	1/14 - 11/16	Participated loans treated as financings	2,802		2,737		Proportionate to the payments received on the participated loans	2.95%	2.95%(4)
MFC	1/1	1/05	5/14	Revolving line of credit secured by pledged loans	9,800		1,800	(5)	Interest only	2.43%	Prime + 0.50% or LIBOR + 2.25%
FSVC	2/3	2/12 - 3/13	2/15 - 3/16	Participated loans treated as financings	76		74		Proportionate to the payments received on the participated loans	10.32%	N/A

					$161,864		$98,236

(1)	At September 30, 2013, 30 day LIBOR was 0.18%, 360 day LIBOR was 0.63%, and the prime rate was 3.25%.
(2)	$53,200 of these lines can also be used by MFC of which $18,200 of such usage would be guaranteed by the Company. Interest rates on these lines range from LIBOR plus 2% to LIBOR + 2.5%, all contain prime rate options from prime minus 0.5% to prime plus 0.5%, and three notes have a 3% floor.
(3)	$15,370 guaranteed by the Company.
(4)	One $42 note reprices on its one year anniversary date at the greater of the current interest rate, or the prime rate plus 0.50%, the balance was fixed to term at an average rate of 2.93%.
(5)	Guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.25% at September 30, 2013) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At September 30, 2013, $33,000,000 was outstanding on the preferred securities.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At September 30, 2013, 153,155 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of September 30, 2013, 501,009 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock are issuable under the Amended Director Plan, and as of September 30, 2013, 82,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At September 30, 2013, 605,335 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 581,002 options were exercisable, and there were 267,749 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.41 and $1.25 for the nine months ended September 30, 2013 and 2012. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk free interest rate	NA	NA	1.24%	1.09
Expected dividend yield	NA	NA	8.07	7.53
Expected life of option in years (1)	NA	NA	6.00	6.00
Expected volatility (2)	NA	NA	30.00	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility using the Black-Scholes option pricing model based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the 1996 and 2006 Director Plans for the 2013 quarters and the 2012 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,179,563	$3.50-13.06	$8.96
Granted	8,000	11.53-12.55	11.91
Cancelled	(5,453)	4.85	4.85
Exercised (1)	(210,610)	3.50-11.21	5.29

Outstanding at December 31, 2012	971,500	3.50-13.06	9.80
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	(175,003)	3.50-11.24	9.34

Outstanding at March 31, 2013	796,497	7.17-13.06	9.90
Granted	18,000	13.84	13.84
Cancelled	—	—	—
Exercised (1)	(141,176)	7.49-13.06	10.67

Outstanding at June 30, 2013 (2)	673,321	7.17-13.84	9.84
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	(67,986)	7.62-11.21	8.75

Outstanding at September 30, 2013 (2)	605,335	$7.17-13.84	$9.97

Options exercisable at September 30, 2013 (2)	581,002	$7.17-13.06	$9.83

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $402,000 and $1,682,000 for the 2013 third quarter and nine months, and was $56,000 and $835,000 for the comparable 2012 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2013 and the related exercise price of the underlying options, was $2,974,000 for outstanding options and $2,937,000 for exercisable options as of September 30, 2013.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the 2013 quarters and the 2012 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2011	79,668	$7.99-11.53	$8.48
Granted	221,693	11.08-12.55	11.56
Cancelled	(669)	7.99-11.53	10.32
Vested (1)	(375)	7.99	7.99

Outstanding at December 31, 2012	300,317	7.99-12.55	10.76
Granted	1,393	13.12	13.12
Cancelled	—	—	—
Vested (1)	(30,866)	11.08	11.08

Outstanding at March 31, 2013	270,844	7.99-13.12	10.72
Granted	—	—	—
Cancelled	(293)	7.99-13.12	11.06
Vested (1)	—	—	—

Outstanding at June 30, 2013	270,551	7.99-13.12	10.71
Granted	—	—	—
Cancelled	(2,802)	7.99-11.89	9.70
Vested (1)	—	—	—

Outstanding at September 30, 2013 (2)	267,749	$7.99-13.12	$10.72

(1)	The aggregate fair value of the restricted stock vested was $0 and $401,000 for the 2013 third quarter and nine months, and was $0 and $3,000 for the comparable 2012 periods.
(2)	The aggregate fair value of the restricted stock was $3,984,000 as of September 30, 2013.

The following table presents the activity for the unvested options outstanding under the plans for the quarter and nine months ended September 30, 2013.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2012	29,167	$7.17-12.55	$8.92
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2013	29,167	7.17-12.55	8.92
Granted	18,000	13.84	13.84
Cancelled	—	—	—
Vested	(22,833)	7.17-8.21	8.06

Outstanding at June 30, 2013	24,334	11.53-13.84	13.36
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at September 30, 2013	24,334	$11.53-13.84	$13.36

The intrinsic value of the options vested was $135,000 for the 2013 third quarter and nine months.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2013 under the 1996 and 2006 Stock Option Plans and the 1996 and the Amended Director Plan.

	Options Outstanding			Options Exercisable
		Weighted average			Weighted average
Range of Exercise Prices	Shares at September 30, 2013	Remaining contractual life in years	Exercise price	Shares at September 30, 2013	Remaining contractual life in years	Exercise price
$7.17-13.84	605,335	3.84	9.97	581,002	3.61	9.83

The following table summarizes information regarding restricted stock outstanding at September 30, 2013 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
		Weighted average
Range of Grant Prices	Shares at September 30, 2013	Remaining vesting period in years	Grant price
$7.99-13.12	267,749	1.53	$10.72

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Prepayment fees	$86	$159	$451	$515
Servicing fees	44	51	152	172
Late charges	24	27	95	164
Other	27	28	106	90

Total noninterest income	$181	$265	$804	$941

Prepayment fees decreased in the 2013 third quarter and nine months reflecting a larger than normal fee received from a mezzanine loan prepayment in the 2012 third quarter. Late charges declined in the nine months as delinquencies have improved in all business units.

The major components of other operating expenses were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Travel, meals, and entertainment	$196	$240	$606	$670
Directors’ fees	101	61	304	219
Insurance	51	44	141	134
Office expense	47	53	147	157
Depreciation and amortization	43	46	140	122
Investment management expenses	39	33	118	98
Bank charges	31	35	99	113
Telephone	30	29	91	93
Miscellaneous taxes	30	84	83	269
Other expenses	82	93	257	382

Total other operating expenses	$650	$718	$1,986	$2,257

Travel, meals, and entertainment decreased due to lower investment development activities in 2013. Directors’ fees increased reflecting accrual adjustments in the prior periods. Miscellaneous taxes, which includes franchise, excise, road and other governmental assessments, reflected a franchise tax benefit recognized in the 2013 periods. Other operating expenses were lower reflecting expense reduction efforts and reversals of accrued liabilities.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Net share data
Net asset value at the beginning of the period	$10.17	$9.87	$9.99	$9.68
Net investment income	0.20	0.06	0.39	0.24
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	(0.03)	(0.12)	(0.02)	(0.12)
Net change in unrealized appreciation on investments	0.12	0.37	0.50	0.79

Net increase in net assets resulting from operations	0.29	0.31	0.87	0.91
Issuance of common stock	0.01	(0.01)	0.04	(0.01)
Repurchases of common stock	—	—	—	—
Distribution of net investment income	(0.09)	—	(0.31)	(0.31)
Return of capital	(0.13)	(0.21)	(0.35)	(0.31)
Distribution of net realized gains on investments	—	—	—	—

Total distributions	(0.22)	(0.21)	(0.66)	(0.62)

Other	—	—	0.01	—

Total increase (decrease) in net asset value	0.08	0.09	0.26	0.28

Net asset value at the end of the period (1)	$10.25	$9.96	$10.25	$9.96

Per share market value at beginning of period	$13.91	$10.62	$11.74	$11.38
Per share market value at end of period	14.88	11.81	14.88	11.81
Total return (2)	34%	53%	44%	13%
Ratios/supplemental data
Total shareholders’ equity (net assets)	$225,863	$213,767	$225,863	$213,767
Average net assets	$224,125	$211,967	$220,502	$192,306
Total expense ratio (3) (4)	9.21%	11.40%	10.56%	13.39%
Operating expenses to average net assets (4)	5.50	6.59	6.75	7.33
Net investment income after income taxes to average net assets (4)	7.82	2.51	5.23	3.29

(1)	Includes $0.00 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of September 30, 2013 and 2012.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,507 and $1,535, and operating expenses of $1,753 and $1,630, which formerly were the Company’s were now MSC’s for the three months ended September 30, 2013 and 2012, and were $4,483 and $4,509 of servicing fee income, and $5,472 and $4,762 of operating expenses for the comparable nine months. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 12%, 8.61%, and 7.38% in the 2013 quarter, 14%, 9.65%, and 2.33% in the 2012 quarter, 14%, 10%, and 4.63% in the 2013 nine months, and 17%, 11%, and 3.12% in the 2012 nine months.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, “Income Tax (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists – a consensus of the FASB Emerging Issues Task Force.” ASU 2013-11 requires, with limited exception, that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset. The update applies to all entities that have unrecognized tax benefits with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward which exists as of the reporting date. The update is effective for periods beginning after December 15, 2013, with early adoption permitted. As a BDC which has elected to be treated as a RIC for federal income tax purposes, the Company does not have any unrecognized tax benefits and as such the Company does not believe that adoption of this standard will have a material impact on its financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes – a consensus of the FASB Emerging Issues Task Force.” ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The update also removes the restriction on using different benchmark rates for similar hedges. The update applied to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The update is prospective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard has not had an impact on the financial condition or result of operations of the Company.

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of an investment company, provides a comprehensive guide for assessing whether an entity is an investment company, requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value, requires disclosure that an entity is an investment company applying the guidance in Topic 946, as well as requiring the disclosure of any changes in the entity’s status as an investment company. The update specifies that an entity regulated under the 1940 Act is an investment company with respect to Topic 946. The update is effective for periods beginning after December 15, 2013. As a BDC, regulated under the 1940 Act, the Company has presented itself as an investment company, as such the company does not believe that adoption of this standard will have a material impact on its financial condition or results of operations.

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $2,000 and $157,000 for the 2013 and 2012 third quarters, and were $278,000 and $361,000 for the comparable nine months.

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

At September 30, 2013, December 31, 2012, and September 30, 2012, MSC serviced $413,035,000, $406,956,000, and $402,612,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,507,000 and $4,483,000 of servicing fee income was earned by MSC in the 2013 third quarter and nine months, and $1,535,000 and $4,509,000 was earned in the comparable 2012 periods.

The following table summarizes is the net revenues received from Medallion Bank.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Loan origination fees	$88	$97	$248	$313
Reimbursement of operating expenses	90	74	243	214
Servicing fees	4	6	14	17
Interest income	—	—	—	—

Total other income	$182	$177	$505	$544

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

(c) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2013 and December 31, 2012, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$463,369	$463,369	$455,010	$455,010
Cash (1)	35,006	35,006	26,875	26,875
Accrued interest receivable (2)	938	938	957	957
Financial liabilities
Funds borrowed (2)	338,371	338,371	322,770	322,770
Accrued interest payable (2)	510	510	1,233	1,233

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

September 30, 2013 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$291,545	$291,545
Commercial loans	—	—	63,061	63,061
Investment in Medallion Bank and other controlled subsidiaries	—	—	102,377	102,377
Equity investments	289	—	6,097	6,386
Foreclosed properties	—	49,928	—	49,928
Other assets	—	10,112	—	10,112

December 31, 2012 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$294,388	$294,388
Commercial loans	—	—	56,919	56,919
Investment in Medallion Bank and other controlled subsidiaries	—	—	99,083	99,083
Equity investments	231	—	4,389	4,620
Foreclosed properties	—	43,588	—	43,588
Other assets	—	8,861	—	8,861

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters and nine months ended September 30, 2013 and 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
June 30, 2013	$294,029	$59,229	$100,343	$6,471	$—
Gains (losses) included in earnings	—	279	4,684	(478)	—
Purchases, investments, and issuances	44,296	7,766	1,011	1047	—
Sales, maturities, settlements, and distributions	(46,780)	(4,213)	(3,661)	—	—

September 30, 2013	$291,545	$63,061	$102,377	$6,097	$—

Amounts related to held assets(1)	$—	$37	$4,684	($478)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2012	$294,388	$56,919	$99,083	$4,389	$—
Gains (losses) included in earnings	40	204	12,090	266	—
Purchases, investments, and issuances	168,210	15,082	2,686	1,604	—
Sales, maturities, settlements, and distributions	(171,093)	(10,514)	(10,112)	(162)	—
Transfers in (out) (1)	—	1,370	(1,370)	—	—

September 30, 2013	$291,545	$63,061	$102,377	$6,097	$—

Amounts related to held assets(2)	$—	($79)	$12,090	$266	$—

(1)	During the nine months ended September 30, 2013 $1,370 of investments in Medallion Fine Art, Inc. was reclassified as a loan.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
June 30, 2012	$277,756	$54,280	$89,035	$5,149	$—
Gains (losses) included in earnings	—	(131)	5,115	(55)	—
Purchases, investments, and issuances	73,032	4,043	3,017	—	—
Sales, maturities, settlements, and distributions	(68,902)	(1,427)	(2,000)	(136)	—

September 30, 2012	$281,886	$56,765	$95,167	$4,958	$—

Amounts related to held assets(1)	$—	($33)	$5,115	($191)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2011	$307,167	$54,159	$85,932	$4,346	$—
Gains (losses) included in earnings	—	(806)	13,482	319	—
Purchases, investments, and issuances	131,306	12,334	4,948	750	—
Sales, maturities, settlements, and distributions	(156,587)	(8,922)	(9,195)	(457)	—

September 30, 2012	$281,886	$56,765	$95,167	$4,958	$—

Amounts related to held assets(1)	$—	($719)	$13,482	($138)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2012.

(13) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through November 8, 2013, the date of financial statement issuance.

In November 2013, Medallion Chicago extended fourteen of its notes for an additional two years to December 2016, with other minor modifications.

In October 2013, the Company extended a $25,000,000 revolving line of credit for an additional year to June 30, 2015 and lowered the interest rate floor from 3% to 2.50%.

On October 29, 2013, the Company’s Board of Directors declared a $0.23 per share common stock dividend, payable on November 27, 2013 to shareholders of record on November 15, 2013.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					362	88%	3.54%	$123,576	$198,739	$198,676
	Sean Cab Corp ##	Term Loan	12/9/2011	12/08/15	1	2%	3.60%		$3,606	$3,588
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$350	$350
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	05/01/15	1	1%	4.00%		$2,474	$2,459
	Whispers Taxi Inc ##	Term Loan	5/28/2013	05/28/16	1	1%	3.35%	$2,197	$2,175	$2,165
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$210	$210
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/15	1	1%	3.13%		$1,570	$1,562
	Bunty & Jyoti Inc ##	Term Loan	3/13/2013	03/13/16	1	1%	3.75%	$1,575	$1,557	$1,551
	Nancy Transit Inc ##	Term Loan	3/11/2013	03/11/16	1	1%	3.50%	$1,575	$1,556	$1,551
	Junaid Trans Corp ##	Term Loan	4/30/2013	04/30/16	1	1%	3.75%	$1,550	$1,534	$1,528
	Christian Cab Corp	Term Loan	11/27/2012	11/27/15	1	1%	4.00%		$1,503	$1,499
	Silke Hacking Corp ##	Term Loan	6/28/2013	06/28/16	1	1%	2.90%	$1,450	$1,449	$1,454
	Dayna Hacking Corp ##	Term Loan	5/28/2013	05/28/16	1	1%	3.35%	$1,465	$1,453	$1,447
	Benson Hacking Corp ##	Term Loan	5/28/2013	05/28/16	1	1%	3.35%	$1,465	$1,453	$1,447
	Devin Taxi Corp ##	Term Loan	5/28/2013	05/28/16	1	1%	3.35%	$1,465	$1,453	$1,447
	Ukraine Service Co ##	Term Loan	7/23/2013	07/23/16	1	1%	3.00%	$1,425	$1,422	$1,427
	Lil Amandachaka Hacking Corp ##	Term Loan	7/23/2013	07/23/16	1	1%	3.00%	$1,425	$1,417	$1,419
	Nosilla Service Co., Inc ##	Term Loan	7/23/2013	07/23/16	1	1%	3.00%	$1,425	$1,417	$1,419
	Flow Taxi Corp ##	Term Loan	7/23/2013	07/23/16	1	1%	3.00%	$1,425	$1,417	$1,419
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%		$1,424	$1,418
	Orys Trans Corp ##	Term Loan	7/24/2013	07/24/16	1	1%	2.75%	$1,400	$1,400	$1,402
	Alltaxitwo Cab Corp ##	Term Loan	7/24/2013	07/24/16	1	1%	2.75%	$1,400	$1,400	$1,402
	S600 Service Co Inc ##	Term Loan	2/21/2013	02/21/16	1	1%	3.00%	$1,396	$1,372	$1,367
	Perem Hacking Corp ##	Term Loan	2/21/2013	02/21/16	1	1%	3.00%	$1,396	$1,372	$1,367
	Daytona Hacking Corp ##	Term Loan	6/28/2013	06/28/16	1	1%	2.90%	$1,364	$1,358	$1,360
Various New York &&	2.22% to 10.00%	Term Loan	12/20/00 to 09/26/13	10/01/2013 to 09/10/23	336	70%	3.61%	$98,178	$158,325	$158,346

Chicago					110	18%	4.95%	$30,601	$41,244	$41,315
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	08/28/15	1	1%	5.50%		$1,707	$1,699
	Regal Cab Company Et Al ##	Term Loan	8/29/2013	08/29/16	1	1%	5.00%	$1,400	$1,400	$1,395
	Chicago Medallion Nine LLC ##	Term Loan	5/2/2012	05/02/17	1	1%	5.75%		$1,381	$1,375
Various Chicago	3.75% to 8.50%	Term Loan	01/22/10 to 09/27/13	01/18/15 to 09/27/18	107	16%	4.89%	$29,201	$36,756	$36,846

Newark &&	4.75% to 8.00%	Term Loan	12/07/06 to 09/26/13	12/03/13 to 01/10/23	101	9%	5.83%	$9,930	$20,211	$20,324

Boston					53	10%	5.12%	$7,727	$22,532	$22,575
	Various Boston && 4.00% to 7.25%	Term Loan	06/12/07 to 09/18/13	11/30/13 to 06/12/18	53	10%	5.12%	$7,727	$22,532	$22,575

Cambridge &&	4.00% to 6.60%	Term Loan	03/19/10 to 05/13/13	10/08/13 to 11/18/20	15	2%	5.28%	$1,632	$5,355	$5,369

Other					13	1%	6.35%	$860	$3,291	$3,286
Philadelphia	Dorit Matityahu ##	Term Loan	8/4/2011	08/04/14	1	1%	6.25%		$2,088	$2,077
Various Other	5.00% to 11.50%	Term Loan	11/26/07 to 08/21/13	03/23/14 to 09/01/23	12	1%	6.53%	$860	$1,203	$1,209

Total medallion loans ($228,153 pledged as collateral under borrowing arrangements)					654	129%	4.08%	$174,326	$291,372	$291,545

Commercial Loans

Secured mezzanine (36% Minnesota, 9% North Carolina, 8% New York, 7% Texas, 6% California, 6% Wisconsin, 6% Oklahoma, 6% Delaware, 5% Arizona, 4% Florida and 7% all other states) (2)
Manufacturing (53% of the total)	Bluff Manufacturing (interest rate includes PIK interest of 3.50%)	Term Loan	12/14/12	12/14/17	1	1%	15.50%		$3,000	$3,009

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2013

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
		Process Fab & (interest rate includes PIK interest of 8.00%)	Term Loan	04/17/08	12/31/15	1	1%	8.00%		$4,500	$2,823
		Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $207 per footnote 2)	Term Loan	03/28/12	03/28/17	1	1%	17.00%		$2,807	$2,798
		American Cylinder (interest rate includes PIK interest of 5.00%) (capitalized interest of $19 per footnote 2)	Term Loan	07/03/13	01/03/18	1	1%	17.00%	$1,500	$1,519	$1,519
		American Cylinder	Term Loan	07/03/13	07/03/17	1	*	10.00%	$800	$800	$795
	+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $224 per footnote 2)	Term Loan	04/01/08	12/31/13	1	1%	14.00%		$2,214	$2,214
		Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $83 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,908	$1,908
	+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,437	$1,835
	+	RespirTech	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,508
		Orchard &	Term Loan	03/10/99	03/31/10	1	1%	13.00%		$1,390	$1,390
	+	Various Other 12.00% to 14.00% (capitalized interest of $43 per footnote 2)	Term Loan	12/15/04 to 07/17/12	03/31/14 to 07/17/17	4	2%	13.17%		$3,690	$3,704

Information (12% of the total)		US Internet	Term Loan	06/12/13	06/12/20	1	1%	14.50%	$3,000	$3,000	$3,017
		Centare (interest rate includes PIK interest of 2.00%) (capitalized interest of $4 per footnote 2)	Term Loan	08/30/13	08/30/18	1	1%	14.00%	$2,500	$2,504	$2,485

Administrative and Support Services (11% of the total)		Verifications	Term Loan	09/06/12	09/06/17	1	1%	12.00%		$2,500	$2,515
	+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	06/30/08	12/31/14	1	1%	13.00%		$3,306	$1,856
	+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	09/15/11	12/31/14	1	*	13.00%		$615	$615
		Various Other && 0.00% (capitalized interest of $44 per footnote 2)	Term Loan	01/14/05	01/14/2010	1	*	0.00%		$792	$0

Professional, Scientific, and Technical Services (11% of the total)	+	Portu-Sunberg	Term Loan	12/31/12	12/31/17	1	1%	12.00%		$2,500	$2,512
		Barton Walter (interest rate includes PIK interest of 3.00%) (capitalized interest of $30 per footnote 2)	Term Loan	01/15/13	01/15/18	1	1%	15.00%	$2,600	$2,230	$2,233
		Various Other && 10.00% (capitalized interest of $59 per footnote 2)	Term Loan	10/26/11	11/01/14	1	*	10.00%		$59	$59

Arts, Entertainment, and Recreation (9% of the total)		RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $991 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$4,031	$4,031

Health Care and Social Assistance (2% of the total)	+	Various Other && 7.00%	Term Loan	06/28/07	06/30/17	1	*	7.00%		$1,114	$919

Accommodation and Food Services (1% of the total)		Various Other && 9.25% to 10.00% (capitalized interest of $21 per footnote 2)	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.85%		$2,653	$603

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Retail Trade (1% of the total)	Various Other && 10.00%	Term Loan	06/30/00	10/01/15	1	*	10.00%		$503	$127

Total secured mezzanine (2)					29	20%	12.48%	$10,400	$51,572	$44,475

Asset-based (80% New York, 11% New Jersey and 9% all other states)
Wholesale Trade (59% of the total)
	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/13	1	1%	4.50%		$2,535	$2,433
	Various Other && 4.75% to 6.75% ##	Revolving line of credit	01/23/99 to 06/01/12	11/30/13 to 08/15/14	9	1%	5.54%		$1,592	$1,516
Transportation and Warehousing (13% of the total)	Various Other && 5.25% to 8.00% ##	Revolving line of credit	12/31/01 to 10/18/06	10/18/13 to 05/02/14	3	*	6.39%		$927	$892
Finance and Insurance (9% of the total)	Various Other && 4.25% to 8.25%	Revolving line of credit	02/06/02 to 11/10/11	10/25/13 to 07/25/14	6	*	6.25%		$659	$626
Retail Trade (8% of the total)	Various Other 4.75% to 6.40% ##	Revolving line of credit	10/19/98 to 08/31/06	10/12/13 to 08/31/14	5	*	5.37%		$564	$531
Construction (4% of the total)	Various Other 5.75% to 6.75% ##	Revolving line of credit	07/20/99 to 07/23/13	02/26/14 to 07/23/14	3	*	6.26%	$373	$279	$275
Health Care and Social Assistance (3% of the total)	Various Other 5.75% to 6.41% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/13 to 11/09/13	2	*	5.85%		$188	$179
Administrative and Support Services (2% of the total)	Various Other 5.50% to 5.75%	Revolving line of credit	06/22/04 to 06/30/07	06/22/14 to 06/30/14	2	*	5.67%		$182	$166
Manufacturing (2% of the total)	Various Other 5.75% 6.50% ##	Revolving line of credit	07/07/04 to 06/22/10	11/29/13 to 07/07/14	5	*	6.31%		$147	$121

Total asset-based ($6,074 pledged as collateral under borrowing arrangements)					36	3%	5.39%	$373	$7,073	$6,739

Other secured commercial (72% New York, 27% New Jersey, 1% Illinois)
Retail Trade (65% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12.00%) (capitalized interest of $259 per footnote 2)	Term Loan	12/17/12	12/17/17	1	2%	12.00%		$3,759	$3,759
	Various Other && 0.00% to 12.00%	Term Loan	09/13/06 to 08/02/13	09/16/13 to 01/09/20	14	2%	8.91%	$1,025	$3,928	$3,911
Accommodation and Food Services (31% of the total)	Dune Deck Owners Corp ##	Term Loan	4/24/2007	3/31/2014	1	1%	7.25%		$3,074	$3,074
	Various Other 7.50% to 9.00% &&	Term Loan	05/25/05 to 07/25/13	03/18/14 to 07/25/18	3	*	8.25%	$260	$644	$580
Real Estate and Rental and Leasing (2% of the total)	Various Other 4.00% to 6.00%	Term Loan	04/22/99 to 07/15/13	04/01/15 to 07/15/16	3	*	5.07%	$40	$212	$214
Other Services (except Public Administration) (1% of the total)	Various Other 5.50% to 6.50%	Term Loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2	*	5.74%		$165	$165
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	05/14/13	05/14/18	1	*	7.50%	$150	$142	$144

Total other secured commercial loans ($3,075 pledged as collateral under borrowing arrangements)					25	5%	9.29%	$1,475	$11,924	$11,847

Total commercial loans ($9,149 pledged as collateral under borrowing arrangements) (2)					90	28%	11.23%	$12,248	$70,569	$63,061

Investment in Medallion Bank and other controlled subsidiaries

Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	42%	13.11%		$95,359	$95,359

Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	*	0.00%		$1,126	$1,126

Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	2%	0.00%		$3,750	$3,750

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Various Other			12/20/04 to 5/23/12	None	3	1%	0.00%		$2,142	$2,142

Investment in Medallion Bank and other controlled subsidiaries, net					6	45%	12.21%		$102,377	$102,377

Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,133	$1,882

NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	1%	0.00%		$1,954	$1,954

Bakery	Quaker Bakery	* of senior preferred stock	03/28/12	None	1	*	0.00%		$359	$359

IT Services	Centare	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%		$103	$103

Various Other	**	* to 9.25% of common stock	09/10/98 to 3/30/12	None	5	1%	2.39%		$2,103	$2,088

Equity investments, net					9	3%	0.89%		$5,652	$6,386

Investment securities

Investment securities, net					0	0%	0.00%		$0	$0

Net Investments ($237,302 pledged as collateral under borrowing arrangements) (3)					759	205%	6.89%	$186,574	$469,970	$463,369

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $1,984 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 204%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $42,720, $13,814 and $28,906, respectively. The tax cost of investments was $431,434.
(5)	For revolving lines of credit the amount shown is the cost at September 30, 2013.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 24% and up to 27% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at September 30, 2013.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov (Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 12, 2013 (File No. 814-00188).

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As Of And For the Quarter Ended 9/30/2013

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the three months ended September 30 2013	Equity in net profit and (loss) for the nine months ended September 30, 2013	Amount of dividends or interest (1) for the three months ended September 30, 2013	Amount of dividends or interest (1) for the nine months ended September 30, 2013	Value as of 9/30/13
(Dollars in thousands)
Medallion Bank – common stock	1,000,000 shares – 100% of common stock	4,973	12,805	3,000	8,500	$95,359
Medallion Hamptons Holding LLC – membership interest	100% of membership interest	0	869	0	0	$3,750
Medallion Fine Art, Inc. – common stock (2)	1,000 shares – 100% of common stock	(114)	(346)	0	0	$1,126
Generation Outdoor, Inc. – common stock	1,000 shares – 100% of common stock	218	(2)	10	21	$987
Medallion Servicing Corp. –common stock	1,000 shares – 100% of common stock	(245)	(995)	0	0	$717
LAX Group LLC – membership interest	42% of membership interest	(148)	(241)	0	0	$438

Total investments in Medallion Bank and other controlled subsidiaries		4,684	12,090	3,010	8,521	$102,377

Medallion Motorsports, LLC – membership interest (3)	75% of membership interest	0	0	0	0	$1,954
Appliance Recycling Centers of America Inc – common stock	8.86% of common stock	0	0	0	0	$1,270
Summit Medical, Inc – common stock	9.25% of common stock	0	0	0	0	$135
Other equity investments other than in investments in and advances to affiliates		—	—	—	—	$3,027

Total equity investments		0	0	0	0	$6,386

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		4,684	12,090	3,010	8,521	$108,763

Other interest and dividend income other than from investments in and advances to affiliates				8	26

Total dividend and interest income on short term investments				3,018	8,547

Total investments in and advances to affiliates						$105,736
Other equity investments other than in investments in and advances to affiliates						$3,027

Total investments in Medallion Bank and other controlled subsidiaries and equity investments						$108,763

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $3,759 as of September 30, 2013.
(3)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,031, and on which $289 of interest income was earned in the 2013 nine months.

The table below provides a recap of the changes in the investment in the respective issuers for the 2013 quarters.

	Value as of 12/31/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Values as of 3/31/13	Gross Additions / Investments	Gross Reductions / Distributions
(Dollars in thousands)
Medallion Bank – common stock	$92,169	0	3,275	4,585	$93,479		2,678
Medallion Hamptons Holding LLC – membership interest	$2,696	65	0	0	$2,761	120
Medallion Motorsports, LLC – membership interest (1)	$454	0	0	—	$454	1,500
Medallion Fine Art, Inc. – common stock (2)	$2,843	0	1,370	(77)	$1,396
Appliance Recycling Centers of America Inc – common stock	$579	0	0	(11)	$568
LAX Group LLC – membership interest	$461	—	0	39	$500	218
Medallion Servicing Corp. – common stock	$613	426	100	(320)	$619	400	18
Generation Outdoor, Inc. – common stock	$301	377	200	(260)	$218	65	175

	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments	Values as of 6/30/13	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments	Value as of 9/30/13
(Dollars in thousands)
Medallion Bank – common stock	3,247		$94,048		3,662	4,973		$95,359
Medallion Hamptons Holding LLC – membership interest	869		$3,750			—		$3,750
Medallion Motorsports, LLC – membership interest (1)	—		$1,954			—		$1,954
Medallion Fine Art, Inc. – common stock (2)	(155)	(1)	$1,240			(114)		$1,126
Appliance Recycling Centers of America Inc – common stock	505		$1,073			197		$1,270
LAX Group LLC – membership interest	(133)		$585			(148)	1	$438
Medallion Servicing Corp. – common stock	(430)		$571	391		(245)		$717
Generation Outdoor, Inc. – common stock	40	1	$149	620		218		$987

(1)

In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,031, and on which $289 of interest income was earned in the 2013 nine months.

(2)

Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $3,759 as of September 30, 2013, the full amount of which was advanced during the nine months ended September 30, 2013.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					419	96%	3.96%	$98,361	$208,564	$208,563
	Lena Cab Corp ##	Term Loan	12/9/2011	12/09/15	1	2%	3.60%		$3,680	$3,665
	Sean Cab Corp ##	Term Loan	12/9/2011	12/08/15	1	2%	3.60%		$3,680	$3,665
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$2,545	$2,545
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	05/01/15	1	1%	4.00%		$2,524	$2,513
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/15	1	1%	4.00%		$1,605	$1,598
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$1,527	$1,527
	Christian Cab Corp	Term Loan	11/27/2012	11/27/15	1	1%	4.00%	$1,500	$1,500	$1,502
	Silke Hacking Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%	$1,450	$1,450	$1,452
	Hoyt Cab Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%	$1,450	$1,450	$1,452
	Bunty & Jyoti Inc ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%	$1,450	$1,450	$1,446
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%	$1,450	$1,450	$1,446
	Nancy Transit Inc ##	Term Loan	11/6/2012	11/06/15	1	1%	4.15%	$1,425	$1,423	$1,415
	Perem Hacking Corp ##	Term Loan	12/5/2012	12/05/15	1	1%	3.50%	$1,400	$1,398	$1,394
	S600 Service Co Inc ##	Term Loan	12/5/2012	12/05/15	1	1%	3.50%	$1,400	$1,398	$1,394
	Daytona Hacking Corp ##	Term Loan	6/1/2012	06/01/15	1	1%	3.75%	$1,400	$1,383	$1,385
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/15	1	1%	5.25%	$1,378	$1,378	$1,371
	Nosilla Service Co., Inc ##	Term Loan	8/13/2012	08/13/15	1	1%	3.63%	$1,350	$1,336	$1,332
	Ming Trans Corp ##	Term Loan	11/19/2012	12/01/16	1	1%	3.70%	$1,300	$1,300	$1,297
	Orys Trans Corp ##	Term Loan	9/26/2011	07/22/13	1	1%	3.00%		$1,279	$1,280
	Sandhu & Baath Inc/Note 2 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$638	$636
	Sandhu & Baath Inc/Note 1 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$636	$634
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$350	$350
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$210	$210
Various New York &&	2.22% to 10.13%	Term Loan	12/20/00 to 12/27/12	02/02/13 to 09/10/23	396	80%	4.02%	$81,408	$172,974	$173,054
Chicago					115	19%	5.28%	$31,955	$40,405	$40,449
	Cozy Cab Et Al ##	Term Loan	12/22/2011	12/22/14	1	2%	5.50%		$3,380	$3,368
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	08/28/15	1	1%	5.50%	$1,750	$1,737	$1,731
	Chicago Medallion Nine Llc ##	Term Loan	5/2/2012	05/02/17	1	1%	5.75%	$1,440	$1,413	$1,408
	Lucky Seven Chicago One Inc ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,281	$1,278
	Blue Eyes Cab Corp ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,281	$1,277
Various Chicago	4.50% to 8.75%	Term Loan	01/22/10 to 12/14/12	01/22/13 to 12/14/17	110	15%	5.25%	$26,185	$31,313	$31,387
Newark &&	5.25% to 8.75%	Term Loan	12/07/06 to 12/13/12	01/08/13 to 12/13/17	99	8%	6.70%	$6,214	$17,342	$17,427
Boston					51	9%	5.47%	$13,211	$19,713	$19,776
	Chidi Trans Inc ##	Term Loan	11/17/2011	11/17/14	1	*	6.00%		$701	$699
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%	$660	$660	$663
	Chidi Trans Inc	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$664	$655	$657
	Ngozi Trans Inc. ##	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$377	$369	$371
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%	$330	$330	$333
	Various Boston && 3.50% to 7.75%	Term Loan	06/12/07 to 12/28/12	02/05/13 to 06/12/18	46	8%	5.51%	$11,180	$16,998	$17,053
Cambridge	4.00% to 9.22%	Term Loan	09/19/08 to 12/07/12	02/19/13 to 11/18/20	18	2%	5.74%	$1,720	$5,260	$5,275
Other					12	1%	6.70%	$224	$2,899	$2,898
Philadelphia	Dorit Matityahu ##	Term Loan	8/4/2011	08/04/14	1	1%	6.25%		$2,132	$2,124
Various Other &&	6.00% to 11.50%	Term Loan	11/26/07 to 01/09/12	04/28/13 to 03/10/18	11	*	7.95%	$224	$767	$774

Total medallion loans ($227,521 pledged as collateral under borrowing arrangements)					715	136%	4.46%	$151,685	$294,183	$294,388

Commercial Loans
Secured mezzanine (29% Minnesota, 14% Oklahoma, 9% North Carolina, 9% Texas, 8% New York
7% California, 6% Wisconsin, 5% Arizona, 5% Florida and 8% all other states (2) Manufacturing (68% of the total)
+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $224 per footnote 2)	Term Loan	04/01/08	12/31/13	1	1%	14.00%		$2,214	$2,214
	Process Fab & (interest rate includes PIK interest of 8.00%)	Term Loan	04/17/08	12/31/15	1	1%	8.00%		$4,500	$2,815
+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,623	$2,021

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
	Aeration & (interest rate includes PIK interest of 21.00%) (capitalized interest of $81 per footnote 2)	Term Loan	12/31/10	04/30/13	1	1%	21.00%		$2,416	$2,187
+	RespirTech	Term Loan	04/25/12	04/25/17	1	1%	12.00%	$1,500	$1,500	$1,510
	Motion Tech (interest rate includes PIK interest of 6.00%) (capitalized interest of $38 per footnote 2)	Term Loan	12/23/10	12/23/15	1	1%	18.00%		$1,325	$1,329
	Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $33 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,858	$1,858
	Reel Power (capitalized interest of $86 per footnote 2)	Term Loan	12/31/09	02/04/14	1	2%	14.00%		$3,587	$3,587
	Orchard &	Term Loan	03/10/99	03/31/10	1	1%	13.00%		$1,390	$1,390
	Bluff Manufacturing (interest rate includes PIK interest of 3.50%) (capitalized interest of $5 per footnote 2)	Term Loan	12/14/12	12/14/17	1	1%	15.50%	$3,000	$3,005	$3,016
+	Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $103 per footnote 2)	Term Loan	3/28/2012	3/28/2017	1	1%	17.00%	$2,600	$2,703	$2,692
	Various Other && 12.00% to 14.00% (capitalized interest of $69 per footnote 2)	Term Loan	12/15/04 to 07/17/12	03/31/13 to 07/17/17	4	2%	13.16%	$1,625	$3,723	$3,738
Administrative and Support Services (12% of the total)	Verifications	Term Loan	09/06/12	09/06/17	1	1%	12.00%	$2,500	$2,500	$2,517
+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	06/30/08	12/31/13	1	1%	13.00%		$3,306	$1,854
+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	09/15/11	12/31/13	1	*	13.00%		$615	$615
	Various Other && 19% (capitalized interest of $198 per footnote 2)	Term Loan	1/14/2005	01/14/10	1	*	19.00%		$989	$0
Arts, Entertainment, and Recreation (9% of the total)	RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $703 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$3,742	$3,742
Professional, Scientific, and Technical Services (6% of the total) +	Portu-Sunberg	Term Loan	12/31/12	12/31/17	1	1%	12.00%	$2,500	$2,500	$2,514
	Various Other && 10% (capitalized interest of $96 per footnote 2)	Term Loan	10/26/2011	11/1/2014	1	*	10.00%		$96	$96
Accommodation and Food Services (2% of the total)	Various Other && 9.25% to 10.00% (capitalized interest of $179 per footnote 2)	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.86%		$3,035	$985
Health Care and Social Assistance (2% of the total) +	Various Other && 7%	Term Loan	6/28/2007	6/30/2017	1	*	7.00%		$1,219	$919
Retail Trade (1% of the total)	Various Other && 10% (capitalized interest of $2 per footnote 2)	Term Loan	6/30/2000	10/1/2015	1	*	10.00%		$610	$234

Total secured mezzanine (2)					27	19%	13.04%	$13,725	$49,456	$41,833

Asset-based Other secured commercial (74% New York, 12% New Jersey, 5% Delaware and 9% all other states)
Wholesale Trade (43% of the total)
	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/13	1	1%	4.50%		$1,558	$1,530
	Various Other 4.75% to 6.75% ##	Revolving line of credit	01/23/99 to 06/01/12	01/14/13 to 11/30/13	9	1%	5.87%	$74	$2,013	$1,974
Transportation and Warehousing (19% of the total)	Various Other 5.75% to 8.00% ##	Revolving line of credit	12/31/01 to 07/20/07	02/06/13 to 12/31/13	5	1%	6.58%		$1,459	$1,427
Retail Trade (10% of the total)	Various Other 4.75% to 6.31% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/13 to 12/21/13	5	*	5.73%		$738	$716
Finance and Insurance (9% of the total)	Various Other 4.25% to 8.25%	Revolving line of credit	02/06/02 to 11/10/11	02/06/13 to 11/10/13	6	*	6.28%		$678	$644
Construction (7% of the total)	Various Other 5.75% to 6.00% ##	Revolving line of credit	06/29/99 to 07/20/99	06/29/13 to 07/20/13	2	*	5.76%		$555	$546
Manufacturing (7% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 04/20/12	02/18/13 to 11/29/13	7	*	6.61%	$58	$529	$505
Administrative and Support Services (4% of the total)	Various Other 5.50% to 5.75%	Revolving line of credit	06/22/04 to 06/30/07	06/22/13 to 06/30/13	2	*	5.63%		$308	$295

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Accommodation and Food Services (1% of the total)	Various Other 6%	Revolving line of credit	4/27/2011	4/27/2013	1	*	6.00%		$66	$64
Health Care and Social Assistance (0% of the total)	Various Other 5.75% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/13 to 11/09/13	2	*	5.75%	$15	($273)	($289)

Total asset-based ($5,755 pledged as collateral under borrowing arrangements)					40	3%	5.79%	$147	$7,631	$7,412

Other secured commercial (69% New York, 29% New Jersey, 2% Illinois)
Accommodation and Food Services (47% of the total)	Dune Deck Owners Corp ##	Term Loan	04/24/07	03/31/14	1	1%	7.25%		$3,081	$3,081
	Various Other && 4.50% to 10.50%	Term Loan	05/25/05 to 07/29/08	03/25/13 to 02/25/15	3	*	7.12%		$620	$557
Retail Trade (47% of the total)	0.00% to 12.00% &&	Term Loan	09/13/06 to 10/09/12	05/19/13 to 01/09/20	14	2%	9.09%	$1,972	$3,628	$3,611
Other Services (except Public Administration) (3% of the total)	5.50% to 6.50%	Term Loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2	*	5.88%		$221	$221
Real Estate and Rental and Leasing (3% of the total)	4.75% to 6.00%	Term Loan	04/22/99 to 04/01/10	04/01/15 to 09/01/15	2	*	5.25%		$197	$196
Transportation and Warehousing (0% of the total)	6.50% to 6.50%	Term Loan	12/02/10 to 12/02/10	11/22/13 to 11/22/13	1	*	6.50%		$7	$8

Total other secured commercial loans ($3,081 pledged as collateral under borrowing arrangements)					23	4%	8.01%	$1,972	$7,754	$7,674

Total commercial loans ($8,836 pledged as collateral under borrowing arrangements) (2)					90	26%	11.59%	$15,844	$64,841	$56,919

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	43%	11.39%		$92,169	$92,169
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%	$2,843	$2,843	$2,843
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$2,696	$2,696
Various Other			12/20/04 to 5/23/12	None	4	1%	0.00%	$900	$1,375	$1,375

Investment in Medallion Bank and other controlled subsidiaries, net					7	46%	10.60%	$3,743	$99,083	$99,083

Equity investments
Appliance Recycler #	Appliance Recycling Centers of America, Inc.	8.86% of common stock	09/10/98	None	1	*	0.00%		$0	$579
Commercial Finance	Convergent Capital, Ltd**	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,294	$1,793
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	*	0.00%		$454	$454
Bakery	Quaker Bakery*		03/28/12	None	1	*	0.00%		$359	$359
Machinery Manufacturer +	Reel Power International, Inc.	2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Equipment Manufacturing	Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$365	$0
Various Other	**	* to 9.25% of common stock	12/31/10 to 3/30/12	None	3	1%	4.26%	$750	$1,786	$1,117

Equity investments, net					9	2%	1.66%	$750	$4,576	$4,620

Investment securities

Investment securities, net					0	0%	0.00%	$0	$0	$0

Net Investments ($236,357 pledged as collateral under borrowing arrangements) (3)					821	210%	6.75%	$172,022	$462,683	$455,010

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $1,817 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 210%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $8,571, $10,965 and $27,606, respectively. The tax cost of investments was $427,404.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2012.
*	Less than 1.0%

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

**     Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 28% and up to 29% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.

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

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represent all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov (Filed as Exhibit 99.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 13, 2013 (File No. 814-00188).

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As Of And For the Year Ended 12/31/2012

Name of issuer and title of issue (2)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the year	Amount of dividends or interest (1)	Value as of 12/31/12
(Dollars in thousands)
Medallion Bank - common stock	1,000,000 shares - 100% of common stock	19,283	10,500	$92,169
Medallion Fine Art, Inc. - common stock	1,000 shares - 100% of common stock	(28)		$2,843
Medallion Hamptons Holding LLC - membership interest	100% of membership interest	0	0	$2,696
Medallion Servicing Corp. - common stock	1,000 shares - 100% of common stock	(283)	0	$613
LAX Group LLC - membership interest	42% of membership interest	(439)	0	$461
Generation Outdoor, Inc. - common stock	1,000 shares - 100% of common stock	(137)	33	$301

Total investments in Medallion Bank and other controlled subsidiaries		18,396	10,533	$99,083

Appliance Recycling Centers of America Inc - common stock	8% of common stock	0	0	$579
Medallion Motorsports, LLC - membership interest (2)	75% of membership interest	0	0	$454
Summit Medical, Inc - common stock	9.25% of common stock	0	0	$135
Aeration Industries International LLC - membership interest	5.25% of membership interest	0	0	$0
Other equity investments other than in investments in and advances to affiliates		—	—	$3,452

Total equity investments		0	0	$4,620

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		18,396	10,533	$103,703

Other interest and dividend income other than from investments in and advances to affiliates			37

Total dividend and interest income on short term investments			10,570

Total investments in and advances to affiliates				$100,251
Other equity investments other than in investments in and advances to affiliates				$3,452

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				$103,703

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC, which is carried at $3,742, and on which $363 of interest income was earned in 2012.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2012.

	Value as of 1/1/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments		Value as of 12/31/12
(Dollars in thousands)
Medallion Bank - common stock	$82,852	3,230	13,196	19,283			$92,169
Medallion Hamptons Holding LLC - membership interest	$2,436	260	0	0			$2,696
LAX Group LLC - membership interest	$0	900	0	(439)			$461
Medallion Servicing Corp. - common stock	$577	321	2	(283)			$613
Generation Outdoor, Inc. - common stock	$65	600	600	209	27	(1)	$301
Appliance Recycling Centers of America Inc - common stock	$2,225	0	0	(1,646)			$579
Medallion Fine Art, Inc. - common stock	$0	2,871	0	(28)			$2,843
Medallion Sports Media, Inc. - common stock	$2	371	0	(346)	(27	)(1)	$0

(1) Represents the net equity investment of Medallion Sports Media Inc at December 31, 2012 prior its merger into Generation Outdoor Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 7% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 15%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,290,373,000 as of September 30, 2013, and $1,219,224,000 and $1,176,796,000 as of December 31, 2012 and September 30, 2012, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $364,200,000 as of September 30, 2013. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013. As a result of this valuation process, we used

Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

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

	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	3.54%	$198,739	3.58%	$204,578	3.68%	$199,509	3.96%	$208,564	4.16%	$202,076
Chicago	4.95	41,244	5.00	39,260	5.26	40,780	5.28	40,405	5.30	39,811
Boston	5.12	22,532	5.26	21,975	5.22	22,140	5.47	19,713	6.10	14,239
Newark	5.83	20,211	5.98	19,109	6.32	17,934	6.70	17,342	6.94	16,836
Cambridge	5.28	5,355	5.40	5,745	5.46	5,458	5.74	5,260	6.44	5,753
Other	6.35	3,291	6.40	3,279	6.72	3,058	6.70	2,899	6.72	2,951

Total medallion loans	4.08	291,372	4.12	293,946	4.25	288,879	4.46	294,183	4.66	281,666

Deferred loan acquisition costs		173		83		(6)		205		220
Unrealized depreciation on loans		—		—		—		—		—

Net medallion loans		$291,545		$294,029		$288,873		$294,388		$281,886

Commercial loans
Secured mezzanine	12.48%	$51,572	12.68%	$48,200	12.79%	$51,939	13.04%	$49,456	13.39%	$52,059
Asset based	5.39	7,073	5.69	7,207	5.66	7,183	5.79	7,631	5.73	9,138
Other secured commercial	9.29	11,923	9.32	11,822	9.31	10,948	8.01	7,754	8.36	7,844

Total commercial loans	11.23	70,568	11.34	67,229	11.52	70,070	11.59	64,841	11.80	69,041

Deferred loan acquisition income		(58)		(40)		(80)		(78)		(67)
Unrealized depreciation on loans		(7,449)		(7,960)		(7,894)		(7,844)		(12,209)

Net commercial loans		$63,061		$59,229		$62,096		$56,919		$56,765

Investment in Medallion Bank and other controlled subsidiaries, net	12.21%	$102,377	11.46%	$100,343	11.62%	$98,973	10.60%	$99,083	9.46%	$95,167

Equity investments	0.89%	$5,653	0.98%	$5,914	1.48%	$4,576	1.66%	$4,576	1.76%	$4,375

Unrealized appreciation (depreciation) on equities		733		825		47		44		827

Net equity investments		$6,386		$6,739		$4,623		$4,620		$5,202

Investment securities	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.89%	$469,970	6.69%	$467,432	6.90%	$462,498	6.75%	$462,683	6.74%	$450,249

Deferred loan acquisition (income) costs		115		43		(86)		127		153
Unrealized appreciation (depreciation) on equities		733		825		47		44		827
Unrealized depreciation on loans		(7,449)		(7,960)		(7,894)		(7,844)		(12,209)

Net investments		$463,369		$460,340		$454,565		$455,010		$439,020

Medallion Bank investments
Medallion loans	3.81%	$346,639	3.86%	$343,825	3.93%	$351,227	4.17%	$337,108	4.39%	$328,705
Consumer loans	15.92	341,273	16.22	311,968	16.56	273,849	16.81	264,691	17.11	256,396
Commercial loans	4.94	66,242	4.95	65,095	4.92	67,371	4.94	70,103	5.01	73,903
Investment securities	2.60	25,618	2.45	22,498	1.90	20,439	2.37	20,951	2.54	21,638

Medallion Bank investments at cost (2)	9.17	779,772	9.10	743,386	8.82	712,886	9.02	692,853	9.19	680,642

Deferred loan acquisition costs		9,605		8,524		7,168		7,019		7,004
Unrealized appreciation (depreciation) on investment securities		(504)		(137)		745		835		1,032
Premiums paid on purchased securities		362		315		296		336		389
Unrealized depreciation on loans		(17,680)		(17,290)		(14,192)		(14,636)		(14,905)

Medallion Bank net investments		$771,555		$734,798		$706,903		$686,407		$674,162

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.12%, 8.03%, 7.88%, 8.02% and 8.25% at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net investments at beginning of period	$460,340	$426,471	$455,010	$451,835
Investments originated (1)	52,165	79,329	186,265	146,643
Repayments of investments (1)	(50,626)	(69,649)	(181,913)	(165,843)
Net realized losses on investments (2)	(596)	(2,546)	(515)	(2,281)
Net increase in unrealized appreciation (3)	2,103	5,468	4,673	8,793
Amortization of origination costs	(17)	(53)	(151)	(127)

Net increase (decrease) in investments	3,029	12,549	8,359	(12,815)

Net investments at end of period	$463,369	$439,020	$463,369	$439,020

(1)	Includes refinancings.
(2)	Excludes net realized losses of $74 for the quarter and nine months ended September 30, 2012, related to foreclosed properties.
(3)	Excludes net unrealized appreciation of $475 and $6,340 for the quarter and nine months ended September 30, 2013, and $2,426 and $6,815 for the comparable 2012 periods, related to foreclosed properties.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at September 30, 2013 was 6.89% (5.48% for the loan portfolio), an increase of 14 basis points from 6.75% at December 31, 2012, and an increase of 15 basis points from 6.74% at September 30, 2012. The weighted average yield of the total managed portfolio at September 30, 2013 was 7.92% (8.12% for the loan portfolio), an increase of 9 basis points from 7.83% at December 31, 2012, and a decrease of 15 basis points from 8.07% at September 30, 2012. The slight changes in 2013 reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 63% of the net portfolio of $463,369,000 at September 30, 2013, compared to 65% of the net portfolio of $455,010,000 at December 31, 2012, and 64% of $439,020,000 at September 30, 2012. Our managed medallion loans of $637,301,000 comprised 56% of the net managed portfolio of $1,138,848,000 at September 30, 2013, compared to 60% of the net managed portfolio of $1,048,635,000 at December 31, 2012, and 60% of $1,022,149,000 at September 30, 2012. The medallion loan portfolio decreased by $2,843,000 or 1% in 2013 (an increase of $6,698,000 or 1% on a managed basis), reflecting portfolio stability. Total medallion loans serviced for third parties were $28,118,000, $57,676,000, and $67,558,000 at September 30, 2013, December 31, 2012, and September 30, 2012.

The weighted average yield of the medallion loan portfolio at September 30, 2013 was 4.08%, a decrease of 38 basis points from 4.46% at December 31, 2012, and a decrease of 58 basis points from 4.66% at September 30, 2012. The weighted average yield of the managed medallion loan portfolio at September 30, 2013 was 3.93%, a decrease of 38 basis points from 4.31% at December 31, 2012, and a decrease of 59 basis points from 4.52% at September 30, 2012. The decrease in yield primarily reflected the impact of falling interest rates in the economy and the effects of borrower refinancings. At September 30, 2013, 32% of the medallion loan portfolio represented loans outside New York, compared to 29% and 28% at December 31, 2012 and September 30, 2012. At September 30, 2013, 25% of the managed medallion loan portfolio represented loans outside New York, compared to 22% at December 31, 2012 and September 30, 2012. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 14%, 12%, and 13% of the net investment portfolio as of September 30, 2013, December 31, 2012, and September 30, 2012, and were 11%, 12% and 13% on a managed basis. Commercial loans increased by $6,142,000 or 11% during 2013 (decreased $74,000 on a managed basis), primarily reflecting increases in the other secured commercial and secured mezzanine portfolios. Net commercial loans serviced by third parties were $10,981,000 at September 30, 2013, $12,575,000 at December 31, 2012, and $13,231,000 at September 30, 2012.

The weighted average yield of the commercial loan portfolio at September 30, 2013 was 11.23%, a decrease of 36 basis points from 11.59% at December 31, 2012, and a decrease of 57 basis points from 11.80% at September 30, 2012. The weighted average yield of the managed commercial loan portfolio at September 30, 2013 was 8.19%, an increase of 6 basis points from 8.13% at December 31, 2012, and a decrease of 10 basis points from 8.29% at September 30, 2012. The fluctuations primarily reflect lower yields on the mezzanine and asset-based portfolios, partially offset by higher yields on the other secured commercial portfolio. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At September 30, 2013, variable-rate loans represented approximately 11% of the commercial portfolio, compared to 13% and 14% at December 31, 2012 and September 30, 2012, and were 52%, 56%, and 56% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 30%, 25%, and 24% of the managed net investment portfolio as of September 30, 2013, December 31, 2012, and September 30, 2012. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers, and also finances small-scale home improvements in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 15.92% at September 30, 2013, compared to 16.81% and 17.11% at December 31, 2012 and September 30, 2012. Adjustable rate loans represented 70%, 76%, and 78% of the managed consumer portfolio at September 30, 2013, December 31, 2012, and September 30, 2012.

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

The following table shows the trend in loans 90 days or more past due.

	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$582	0.2%	$—	0.0%	$—	0.0%	$—	0.0%	$216	0.1%

Commercial loans
Secured mezzanine	2,182	0.6	2,182	0.6	2,380	0.7	2,380	0.7	6,361	1.8
Asset-based receivable	1,054	0.3	205	0.1	—	0.0	—	0.0	—	0.0
Other secured commercial	—	0.0	492	0.1	—	0.0	—	0.0	309	0.1

Total commercial loans	3,236	0.9	2,879	0.8	2,380	0.7	2,380	0.7	6,670	1.9

Total loans 90 days or more past due	$3,818	1.1%	$2,879	0.8%	$2,380	0.7%	$2,380	0.7%	$6,886	2.0%

Total Medallion Bank loans	$14,165	1.9%	$1,198	0.2%	$1,007	0.2%	$1,252	0.2%	$980	0.2%

Total managed loans 90 days or more past due	$17,983	1.6%	$4,077	0.4%	$3,387	0.3%	$3,632	0.4%	$7,866	0.8%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At September 30, 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the finance company’s liquidation. In May 2013, the bankruptcy court presiding over the finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We believe the loan participations are fully secured by the underlying collateral, including personal guarantees from one or more of the principals of each of the underlying seven borrowers. We and Medallion Bank have received no payments on these accounts since March 31, 2013. Because of this and the inherent uncertainty associated with bankruptcy proceedings, we and Medallion Bank have placed these loans on nonaccrual, and have reversed interest income of $52,000 and $170,000 in that regard, and in addition, have established valuation allowances against the outstanding balances of 20% or $169,000 and $2,587,000. On May 31, 2013, we commenced an adverse proceeding against the finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the finance company’s assets. The finance company and bank lenders are contesting our position. Although we believe the claims raised by the finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion loan delinquencies remained low. Secured mezzanine delinquencies have remained at the same level as last quarter. The increase in delinquencies in the asset-based and Medallion Bank loan portfolios reflects the states of the loans described in the preceding paragraph. Medallion Bank continued with low levels of delinquency in its consumer loan portfolio. In addition to the delinquencies in the loan portfolio as described above, a receivable from bonuses related to certain investments of $6,468,000 was more than 90 days delinquent at September 30, 2013. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	—	(7,894)	47	36,769	28,922
Net change in unrealized
Appreciation on investments	—	—	505	2,853	3,358
Depreciation on investments	—	(66)	273	—	207
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2013	—	(7,960)	825	39,622	32,487
Net change in unrealized
Appreciation on investments	—	—	197	475	672
Depreciation on investments	—	277	(654)	—	(377)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	234	365	—	599

Balance September 30, 2013	$—	($7,449)	$733	$40,097	$33,381

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2011	$—	($14,298)	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	(213)	2,377	2,164
Depreciation on investments	—	(659)	51	33	(575)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	424	—	—	424

Balance March 31, 2012	—	(14,533)	943	26,974	13,384
Net change in unrealized
Appreciation on investments	—	—	(92)	1,997	1,905
Depreciation on investments	—	(27)	(28)	(18)	(73)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	2	—	2

Balance June 30, 2012	—	(14,560)	825	28,953	15,218
Net change in unrealized
Appreciation on investments	—	—	(191)	2,377	2,186
Depreciation on investments	—	(33)	(7)	(18)	(58)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	2,384	200	67	2,651

Balance September 30, 2012	$—	($12,209)	$827	$31,379	$19,997

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Total loans
Medallion loans	$291,545	$294,029	$288,873	$294,388	$281,886
Commercial loans	63,061	59,229	62,096	56,919	56,765

Total loans	354,606	353,258	350,969	351,307	338,651
Investment in Medallion Bank and other controlled subsidiaries	102,377	100,343	98,973	99,083	95,167
Equity investments (1)	6,386	6,739	4,623	4,620	5,202
Investment securities	—	—	—	—	—

Net investments	$463,369	$460,340	$454,565	$455,010	$439,020

Net investments at Medallion Bank and other controlled subsidiaries	$771,555	$734,798	$706,903	$686,407	$674,162
Managed net investments	$1,138,848	$1,100,518	$1,067,371	$1,048,635	$1,022,149

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—	$—	$—
Commercial loans	(7,449)	(7,960)	(7,894)	(7,844)	(12,209)

Total loans	(7,449)	(7,960)	(7,894)	(7,844)	(12,209)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—	—	—
Equity investments	733	825	47	44	827
Investment securities	—	—	—	—	—

Total unrealized depreciation on investments (2)	($6,716)	($7,135)	($7,847)	($7,800)	($11,382)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($18,184)	($17,427)	($13,447)	($13,801)	($13,873)
Managed total unrealized depreciation on investments(2)	($24,900)	($24,562)	($21,294)	($21,601)	($25,255)

Unrealized appreciation (depreciation) as a % of balances outstanding(3)
Medallion loans	—%	—%	—%	—%	—%
Commercial loans	(10.56)	(11.84)	(11.27)	(12.10)	(17.68)
Total loans	(2.06)	(2.20)	(2.20)	(2.18)	(3.48)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—	—
Equity investments	12.98	13.96	1.04	0.97	18.90
Investment securities	—	—	—	—	—
Net investments	(1.43)	(1.53)	(1.70)	(1.69)	(2.53)

Net investments at Medallion Bank and other controlled subsidiaries	(2.33%)	(2.34%)	(1.89%)	(1.99%)	(2.04%)
Managed net investments	(2.16%)	(2.20%)	(1.97%)	(2.03%)	(2.43%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $869, $869, $0, $0, and $0 of unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary, at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Realized gains (losses) on loans and equity investments (1)
Medallion loans	$—	$—	$40	$—
Commercial loans	(231)	(2,482)	(190)	(2,894)

Total loans	(231)	(2,482)	(150)	(2,894)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	(365)	(64)	(365)	613
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments	(596)	(2,546)	(515)	(2,281)

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(1,801)	(823)	(4,245)	(3,172)

Total managed realized gains (losses) on loans and equity investments	($2,397)	($3,369)	($4,760)	($5,453)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%	0.02%	—%
Commercial loans	(1.32)	(14.45)	(0.37)	(5.60)
Total loans	(0.25)	(2.83)	(0.06)	(1.08)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	(25.03)	(5.64)	(9.71)	19.38
Investment securities	—	—	—	—
Net investments	(0.50)	(2.27)	(0.15)	(0.67)

Net investments at Medallion Bank and other controlled subsidiaries	(0.93)	(0.49)	(0.78)	(0.67)
Managed net investments	(0.84%)	(1.31%)	(0.58%)	(0.73%)

(1)	Excludes $74 of realized losses on foreclosed properties for the three and nine months ended September 30, 2012.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$197	($191)	$691	($497)
Unrealized depreciation	(377)	(40)	(207)	(702)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	1,684	3,115	3,590	6,982
Realized gains	—	—	—	—
Realized losses	599	2,584	599	3,010
Unrealized gains on foreclosed properties and other assets	475	2,426	6,340	6,815

Total	$2,578	$7,894	$11,013	$15,608

Net realized gains on investments
Realized gains	$—	$—	$—	$—
Realized losses	(599)	(2,584)	(599)	(3,010)
Other gains	—	136	—	495
Direct recoveries (chargeoffs)	3	(98)	84	234
Realized losses on foreclosed properties and other assets	—	(74)	—	(74)

Total	($596)	($2,620)	($515)	($2,355)

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries represented 22% of our total portfolio at September 30, 2013, December 31, 2012, and September 30, 2012. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank. Separately, Medallion Bank declared dividends to us of $3,000,000 and $8,500,000 in the 2013 third quarter and nine months, and $2,000,000 and $6,500,000 in the comparable 2012 periods. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at September 30, 2013, December 31, 2012, and September 30, 2012. Equity investments were 1% of our total managed portfolio at September 30, 2013, December 31, 2012, and September 30, 2012. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at September 30, 2013, December 31, 2012, and September 30, 2012. Investment securities were 2% of our total managed portfolio at September 30, 2013, December 31, 2012, and September 30, 2012. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2013 and 2012. Our average balances declined and Medallion Bank’s average balances increased, reflecting the sourcing of more business to Medallion Bank, and an increase in loan participations sold. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, and the repricing of term borrowings.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2013
Revolving lines of credit	$620	$153,374	1.61%	$1,929	$157,293	1.64%
Notes payable to banks	575	75,091	3.04	1,637	67,265	3.25
SBA debentures	694	59,081	4.66	2,108	59,066	4.77
Preferred securities	203	33,000	2.44	605	33,000	2.45

Total	$2,092	$320,546	2.59	$6,279	$316,624	2.65

Medallion Bank borrowings	$1,299	$651,535	0.79	$3,905	$621,505	0.84

Total managed borrowings	$3,391	$972,081	1.38	$10,184	$938,129	1.45

September 30, 2012
Revolving lines of credit	$685	$148,066	1.84%	$2,241	$161,314	1.86%
Notes payable to banks	535	55,309	3.84	1,994	65,597	4.06
SBA debentures	824	57,293	5.72	2,695	60,515	5.95
Preferred securities	521	33,000	6.28	1,790	33,000	7.25

Total	$2,565	$293,668	3.47	$8,720	$320,426	3.64

Medallion Bank borrowings	$1,328	$568,829	0.93	$3,742	$533,751	0.94

Total managed borrowings	$3,893	$862,497	1.80	$12,462	$854,177	1.95

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2013 and 2012, short-term adjustable rate debt constituted 71% and 68% of total debt, and was 24% and 23% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013. Because of these restrictions and other factors, our Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Statement of operations
Investment income	$9,435	$7,147	$25,224	$23,074
Interest expense	2,092	2,565	6,279	8,720

Net interest income	7,343	4,582	18,945	14,354
Noninterest income	181	265	804	941
Operating expenses	3,109	3,510	11,129	10,555

Net investment income before income taxes	4,415	1,337	8,620	4,740
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	4,415	1,337	8,620	4,740
Net realized gains (losses) on investments	(596)	(2,620)	(515)	(2,355)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	1,684	3,115	3,590	6,982
Net change in unrealized appreciation (depreciation) on investments (1)	894	4,779	7,423	8,626

Net increase in net assets resulting from operations	$6,397	$6,611	$19,118	$17,993

Per share data
Net investment income	$0.20	$0.06	$0.39	$0.24
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	(0.03)	(0.12)	(0.02)	(0.12)
Net change in unrealized appreciation on investments (1)	0.12	0.37	0.50	0.79

Net increase in net assets resulting from operations	$0.29	$0.31	$0.87	$0.91

Dividends declared per share	$0.23	$0.21	$0.67	$0.63

Weighted average common shares outstanding
Basic	21,730,116	21,284,143	21,596,054	19,438,227
Diluted	22,116,793	21,554,715	21,966,709	19,694,114

	September 30, 2013	December 31, 2012
Balance sheet data
Net investments	$463,369	$455,010
Total assets	570,501	543,465
Total funds borrowed	338,371	322,770
Total liabilities	344,638	327,147
Total shareholders’ equity	225,863	216,318

Managed balance sheet data (2)
Net investments	$1,138,848	$1,048,635
Total assets	1,273,236	1,174,124
Total funds borrowed	1,013,775	924,921
Total liabilities	1,047,373	957,806

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	3.11%	1.04%	2.09%	1.21%
Net increase in net assets resulting from operations	4.50	5.12	4.64	4.61
Return on average equity (ROE) (4)
Net investment income after taxes	7.82	2.51	5.23	3.29
Net increase in net assets resulting from operations	11.32	12.41	11.59	12.50

Weighted average yield	8.13%	6.57%	7.37%	7.04%
Weighted average cost of funds	1.80	2.36	1.84	2.66

Net interest margin (5)	6.33	4.21	5.53	4.38

Noninterest income ratio (6)	0.16%	0.24%	0.23%	0.29%
Total expense ratio (7)	4.48	5.58	5.08	5.88
Operating expense ratio (8)	2.68	3.23	3.25	3.22

	September 30, 2013	December 31, 2012
As a percentage of net investment portfolio
Medallion loans	63%	65%
Commercial loans	14	12
Investment in Medallion Bank and other controlled subsidiaries	22	22
Equity investments	1	1
Investment securities	—	—

Investments to assets (9)	87%	84%
Equity to assets (10)	40	40
Debt to equity (11)	150	149

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $1,196 and $1,232 in the three and nine months ended September 30, 2013, and $22 and $316 for the comparable 2012 periods, and also included $3,000 and $8,500 of dividends from Medallion Bank for the three and nine months ended September 30, 2013, and $2,000 and $6,500 for the comparable 2012 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.96% and 6.55% for the three and nine months ended September 30, 2013, and was 6.39% and 6.25% for the comparable 2012 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2013 Third Quarter and Nine Months compared to the 2012 periods

Net increase in net assets resulting from operations was $6,397,000 or $0.29 per diluted common share and $19,118,000 or $0.87 in the 2013 third quarter and nine months, down $214,000 or 3% and up $1,125,000 or 6% from $6,611,000 or $0.31 per share and $17,993,000 or $0.91 in the 2012 third quarter and nine months. The changes reflect higher net interest income and lower operating expenses, more than offset by lower net realized/unrealized gains and noninterest income, and in the nine months, also by higher operating expenses. Net investment income after income taxes was $4,415,000 or $0.20 per share and $8,620,000 or $0.39 in the 2013 quarter and nine months, up $3,078,000 and $3,880,000 or 82% from $1,337,000 or $0.06 per share and $4,740,000 or $0.24 in the 2012 quarter and nine months.

Investment income was $9,435,000 and $25,224,000 in the 2013 third quarter and nine months, up $2,288,000 or 32% and $2,150,000 or 9% from $7,147,000 and $23,074,000 in the year ago periods, and included $1,196,000 and $1,232,000 from interest recoveries and bonuses on certain investments in the 2013 quarter and nine months, compared to $22,000 and $316,000 in the 2012 periods. Also included in the 2013 quarter and nine months was $3,000,000 and $8,500,000 in dividends from Medallion Bank, compared to $2,000,000 and $6,500,000 in the comparable 2012 periods. Excluding those items, investment income increased $114,000 or 2% in the quarter and decreased $766,000 or 5% in the six months, primarily reflecting the repricing of the portfolios to lower current market interest rates, and the sourcing of a greater proportion of our business to Medallion Bank. The yield on the investment portfolio was 8.13% in the 2013 quarter, up 24% from 6.57% in 2012, and was 7.37% in the 2013 nine months, up 5% from 7.04% in the 2012 nine months. Excluding the extra interest and dividends, the 2013 third quarter and nine month yields were down 4% and 9% to 4.51% and 4.52%, from

4.71% and 4.96% in the 2012 quarter and nine months, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were up 6% to $460,579,000 in the 2013 quarter and up 5% to $457,887,000 in the nine months, from $432,767,000 and $438,001,000 in the year ago periods, primarily reflecting portfolio growth, partially offset by loan participations sold and loan payments received.

Medallion loans were $291,545,000 at quarter end, up $9,659,000 or 3% from $281,886,000 a year ago, representing 63% of the investment portfolio compared to 64% a year ago, and were yielding 4.08% compared to 4.66% a year ago, a decrease of 12%, reflecting the repricing of the portfolio to lower current market interest rates. The increase in outstandings primarily reflected portfolio growth in Boston, Newark, and Chicago, partially offset by a decline in the New York market. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $665,419,000 at quarter end, down $11,827,000 or 2% from $677,246,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank, more than offset by a reduction in third party participations sold. The commercial loan portfolio was $63,061,000 at quarter end, compared to $56,765,000 a year ago, an increase of $6,296,000 or 11%, and represented 14% of the investment portfolio compared to 13% a year ago. The increase primarily reflected growth in the high-yield mezzanine and other secured commercial loan portfolios, partially offset by a decrease in the asset-based loan portfolio. Commercial loans yielded 11.23% at quarter end, down 5% from 11.80% a year ago, primarily reflecting lower yields on the mezzanine and asset-based portfolios, partially offset by higher yields on the other secured commercial portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $115,001,000 at quarter end, down $1,402,000 or 1% from $116,403,000 a year ago, primarily reflecting the changes described above, and further decreases and reserve increases in the asset-based loan portfolio at Medallion Bank. Investments in Medallion Bank and other controlled subsidiaries were $102,377,000 at quarter end, up $7,210,000 or 8% from $95,167,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments, and investment appreciation, and which represented 22% of the investment portfolio at both period ends, and which yielded 12.21% at quarter end, compared to 9.46% a year ago, reflecting the increased level of dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $6,386,000 at quarter end, up $1,184,000 or 23% from $5,202,000 a year ago, primarily reflecting increased equity investments, partially offset by portfolio depreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 0.89%, compared to 1.76% a year ago. Investment securities were zero at both quarter ends. See page 29 for a table that shows balances and yields by type of investment.

Interest expense was $2,092,000 and $6,279,000 in the 2013 quarter and nine months, down $473,000 or 18% and $2,441,000 or 28% from $2,565,000 and $8,720,000 in the 2012 periods. The decrease in interest expense was primarily due to reduced funding costs. The cost of borrowed funds was 2.59% and 2.65% in the 2013 quarter and nine months, compared to 3.47% and 3.64% in the year ago periods, decreases of 25% and 27%, reflecting the repricing of certain debt to lower interest rates, as well as the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was up 9% to $320,546,000 for the 2013 quarter, and was down 1% to $316,624,000 in the nine months, compared to $293,668,000 and $320,426,000 in the year ago periods, primarily reflecting decreased borrowings as much of our portfolio growth has been in Medallion Bank. See page 45 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $7,343,000 and $18,945,000 and the net interest margin was 6.33% and 5.53% for the 2013 third quarter and nine months, up $2,761,000 or 60% and $4,590,000 or 32% from $4,582,000 and $14,355,000 a year ago, which represented net interest margins of 4.21% and 4.38%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $181,000 and $804,000 in the 2013 third quarter and nine months, down $84,000 or 32% and $137,000 or 15% from $265,000 and $941,000 a year ago, primarily reflecting lower prepayment fees in the mezzanine lending business, and in the nine months, also by lower late charges.

Operating expenses were $3,109,000 and $11,129,000 in the 2013 third quarter and nine months, down $401,000 or 11% and up $574,000 or 5% from $3,510,000 and $10,555,000 in the 2012 periods. Salaries and benefits expense was $2,369,000 and $7,265,000 in the third quarter and nine months, up $129,000 or 6% and $688,000 or 10% from $2,240,000 and $6,577,000 in 2012, primarily reflecting higher stock-based compensation expense and bonus accruals, partially offset by lower salaries expense, and in the nine months, also by higher salary deferrals related to loan originations. Professional fees were ($105,000) and $1,291,000 in the quarter and nine months, down $446,000 and up $201,000 or 18% from $341,000 and $1,090,000 a year ago, primarily reflecting reimbursements from unconsolidated portfolio companies of legal fees associated with the realization of certain portfolio investments, and in the nine months, also by higher consultant and accounting costs related to investment activities, portfolio valuations, and assistance with enhancements to the operating and structural environment. Occupancy expense was $195,000 and $587,000 in the quarter and nine months, down $16,000 or 8% and $44,000 or 7% from $211,000 and $631,000 in the 2012 periods, primarily reflecting higher rent allocated to unconsolidated portfolio companies. Other operating expenses of $650,000 and $1,986,000 in 2013 were down $68,000 or 9% and down $271,000 or 12% from $718,000 and $2,257,000 a year ago, primarily reflecting lower franchise tax accruals and travel and entertainment expenses, partially offset by higher directors fees, and in the nine months, also by lower other operating expenses.

Income tax expense was $0 in the 2013 and 2012 third quarters and nine months.

Net change in unrealized appreciation on investments was $2,578,000 and $11,013,000 in the 2013 third quarter and nine months, compared to $7,894,000 and $15,608,000 in the 2012 third quarter and nine months, a decrease in appreciation of $5,316,000 or 67% in the quarter and $4,595,000 or 29% in the nine months. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was appreciation of $894,000 and $7,423,000 in the 2013 quarter and nine months, compared to $4,779,000 and $8,626,000 in the 2012 periods, resulting in decreased appreciation of $3,885,000 or 81% and $1,203,000 or 14% in the 2012 quarter and nine months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2013 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $1,684,000 ($3,590,000 in the nine months), net appreciation on foreclosed property of $475,000 ($6,340,000 in the nine months), reversals of unrealized depreciation associated with equity investments which were charged off of $365,000 ($365,000 in the nine months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $234,000 ($234,000 in the nine months), and by net unrealized appreciation on loans of $277,000 ($160,000 in the nine months), partially offset net unrealized depreciation on equity investments of $457,000 ($324,000 of appreciation in the nine months). The 2012 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $3,115,000 ($6,982,000 in the nine months), net appreciation on foreclosed property of $2,426,000 ($6,815,000 in the nine months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,384,000 ($2,808,000 in the nine months), and reversals of unrealized depreciation associated with equity investments which were sold of $200,000 ($202,000 in the nine months), partially offset by net unrealized depreciation on equity investments of $198,000 ($480,000 in the nine months) and net unrealized depreciation on loans of $33,000 ($719,000 in the nine months). The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $3,000,000 and $8,500,000 in the 2013 third quarter and nine months, and were $2,000,000 and $6,500,000 in the comparable 2012 periods.

Our net realized losses on investments were $596,000 and $515,000 in the 2013 quarter and nine months, compared to $2,620,000 and $2,355,000 in the 2012 quarter and nine months, a decrease in realized losses of $2,024,000 or 77% in the quarter and $1,840,000 or 78% in the nine months. The 2013 activity reflected the reversals described in the unrealized paragraph above, partially offset by net direct recoveries of $3,000 ($84,000 in the nine months). The 2012 activity reflected the reversals described in the unrealized paragraph above, net direct chargeoffs of $98,000 ($234,000 of net direct recoveries in the nine months), and net realized losses on sales of foreclosed property of $74,000 ($74,000 in the nine months), partially offset by gains on the sale of equity investments of $136,000 ($495,000 in the nine months).

Our net realized/unrealized gains on investments were $1,982,000 and $10,498,000 in the 2013 quarter and nine months, compared to $5,274,000 and $13,253,000 in the 2012 periods, a decrease of $3,292,000 or 62% and $2,755,000 or 0.21% in net gains in the 2013 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $61,985,000 with a weighted average interest rate of 4.08%, constituting 18% of our total indebtedness as of September 30, 2013. Also, as of September 30, 2013, portions of the adjustable rate debt with banks repriced at intervals of as long as 33 months, and certain of the certificates of deposit were for terms of up to 56 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2013, compared to the respective positions at the end of 2012 and 2011. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2013 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$7,073	$—	$—	$—	$—	$—	$—	$7,073
Adjustable rate	159	3,032	543	558	—	—	—	4,292
Fixed-rate	22,283	46,999	182,030	59,608	34,857	—	4,799	350,576
Cash	35,006	—	—	—	—	—	—	35,006

Total earning assets	$64,521	$50,031	$182,573	$60,166	$34,857	$—	$4,799	$396,947

Interest bearing liabilities
Revolving lines of credit	$145,150	$—	$—	$—	$—	$—	$—	$145,150
Notes payable to banks	60,642	28,384	228	8,982	—	—	—	98,236
SBA debentures	6,000	6,500	—	—	—	3,000	46,485	61,985
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$244,792	$34,884	$228	$8,982	$—	$3,000	$46,485	$338,371

Interest rate gap	($180,271)	$15,147	$182,345	$51,184	$34,857	($3,000)	($41,686)	$58,576

Cumulative interest rate gap (2)	($180,271)	($165,124)	$17,221	$68,405	$103,262	$100,262	$58,576	—

December 31, 2012 (2)	($181,961)	($163,542)	$8,504	$45,211	$78,313	$81,009	$63,129	—
December 31, 2011 (2)	($163,313)	($124,585)	($29,456)	$30,710	$63,680	$70,283	$46,894	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (45%), (47%), and (40%), as of September 30, 2013, and December 31, 2012 and 2011, and was (31%), (40%), and (26%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($70,439) or (18%) for September 30, 2013, compared to ($75,090) or (19%) and ($57,386) or (14%) for December 31, 2012 and 2011, and was ($131,577) or (11%), ($213,406) or (19%), and ($60,584) or (6%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $396,947,000 and interest rate sensitive liabilities were $338,371,000 at September 30, 2013. The one-year cumulative interest rate gap was a negative $180,271,000 or 45% of interest rate sensitive assets, compared to a negative $181,961,000 or 47% at December 31, 2012 and $163,313,000 or 40% at December 31, 2011. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $70,439,000 or 18% at September 30, 2013. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,194,080,000 and interest rate sensitive liabilities were $1,013,775,000 at September 30, 2013. The one year cumulative interest rate gap was a negative $370,106,000 or 31% of interest rate sensitive assets, compared to a negative $442,219,000 or 40% and $272,395,000 or 26% at December 31, 2012 and 2011. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $131,577,000 or 11% at September 30, 2013.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $160,000,000 of notional value of principal from various multinational banks, with termination dates ranging to July 2015. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $41,000 for the nine months ended September 30, 2013, and $16,000 and $58,000 for the 2012 three and nine months, and all are carried at $0 on the balance sheet at September 30, 2013.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $200,000,000 revolving line of credit with DZ Bank had $54,850,000 of availability. Lastly, $62,400,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $2,500,000.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $7,600,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at September 30, 2013. See Note 4 to the consolidated financial statements on page 18 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$145,150	43%	1.16%
Notes payable to banks	98,236	29	2.76
SBA debentures	61,985	18	4.08
Preferred securities	33,000	10	2.38

Total outstanding debt	$338,371	100%	2.28

Deposits and other borrowings at Medallion Bank	675,404	—	0.59%

Total outstanding debt, including Medallion Bank	$1,013,775	—	1.16

(1)	Weighted average contractual rate as of September 30, 2013.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2013.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$145,150	$—	$—	$—	$—	$—	$145,150
Notes payable to banks	49,562	27,665	12,028	8,981	—	—	98,236
SBA debentures	6,000	6,500	—	—	—	49,485	61,985
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$200,712	$34,165	$12,028	$8,981	$—	$82,485	$338,371

Deposits and other borrowings at Medallion Bank	336,628	174,415	146,654	7,692	10,015	—	675,404

Total, including Medallion Bank	$537,340	$208,580	$158,682	$16,673	$10,015	$82,485	$1,013,775

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments, although changes in the restrictions described previously, including the expiration in July 2013 of the prior moratorium on the acquisition of control of an industrial bank such as Medallion Bank by a “commercial firm,” and other applicable factors could change these conclusions in the future.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of September 30, 2013 by approximately $1,270,000 on an annualized basis, compared to a positive impact of $1,282,000 at December 31, 2012, and the impact of such an immediate increase of 1% over a one year period would have been ($2,305,000) at September 30, 2013, compared to ($2,880,000) at December 31, 2012. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

We continue to work with investment banking firms and other financial intermediaries to investigate the viability of a number of other financing options which include, among others, the sale or spin off certain assets or divisions, the development of a securitization conduit program, and other independent financing for certain subsidiaries or asset classes. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth. The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2013. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2012
Cash	$17,641	$3,398	$2,639	$4,102	$7,226	$—	$35,006	$26,875
Bank loans	123,027	37,535	—	—	74	—	160,636	$126,207
Amounts undisbursed	54,400 (1)	8,000	—	—	—	—	62,400	60,000
Amounts outstanding	68,627	29,535	—	—	74	—	98,236	66,207
Average interest rate	2.65%	2.99%	—	—	10.32%	—	2.76%	3.09%
Maturity	5/14-11/16	1/14-11/16	—	—	2/15-3/16	—	1/14-11/16	4/13-1/16
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	2.38%	—	—	—	—	—	2.38%	2.44%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	200,000	—	—	—	—	200,000	$200,000
Amounts undisbursed	—	54,850	—	—	—	—	54,850	36,372
Amounts outstanding	—	145,150	—	—	—	—	145,150	163,628
Average interest rate	—	1.16%	—	—	—	—	1.16%	1.24%
Maturity	—	12/13	—	—	—	—	12/13	12/13
SBA debentures	—	—	26,500	—	37,985	—	64,485	$59,935
Amounts undisbursed	—	—	2,500	—	—	—	2,500	—
Amounts outstanding	—	—	24,000	—	37,985	—	61,985	59,935
Average interest rate	—	—	4.21%	—	3.99%	—	4.08%	4.91%
Maturity	—	—	3/14-3/24	—	3/15-9/23	—	3/14-3/24	3/13-3/23

Total cash and amounts remaining undisbursed under credit facilities	$72,041	$66,248	$5,139	$4,102	$7,226	$—	$154,756	$123,247

Total debt outstanding	$101,627	$174,685	$24,000	$—	$38,059	$—	$338,371	$322,770

Including Medallion Bank
Cash	—	—	—	—	—	$17,361	$17,361	$24,770
Deposits and other borrowings	—	—	—	—	—	675,404	675,404	602,151
Average interest rate	—	—	—	—	—	0.59%	0.59%	0.69%
Maturity	—	—	—	—	—	10/13-6/18	10/13-6/18	1/13-10/17

Total cash and amounts remaining undisbursed under credit facilities	$72,041	$66,248	$5,139	$4,102	$7,226	$17,361	$172,117	$148,017

Total debt outstanding	$101,627	$174,685	$24,000	$—	$38,059	$675,404	$1,013,775	$924,921

(1)	$22,200 of this availability can also be used by MFC.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $54,850,000 under our revolving credit agreement with DZ Bank as of September 30, 2013. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, “Income Tax (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists – a consensus of the FASB Emerging Issues Task Force.” ASU 2013-11 requires, with limited exception, that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset. The update applies to all entities that have unrecognized tax benefits with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward which exists as of the reporting date. The update is effective for periods beginning after December 15, 2013, with early adoption permitted. As a BDC which has elected to be treated as a RIC for federal income tax purposes, we do not have any unrecognized tax benefits and as such we do not believe that adoption of this standard will have a material impact on our financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes – a consensus of the FASB Emerging Issues Task Force.” ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The update also removes the restriction on using different benchmark rates for similar hedges. The update applied to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The update is prospective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard has not had an impact on our financial condition or results of operations.

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of an investment company, provides a comprehensive guide for assessing whether an entity is an investment company, requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value, requires disclosure that an entity is an investment company applying the guidance in Topic 946, as well as requiring the disclosure of any changes in the entity’s status as an investment company. The update specifies that an entity regulated under the 1940 Act is an investment company with respect to Topic 946. The update is effective for periods beginning after December 15, 2013. As a BDC, regulated under the 1940 Act, we have presented ourselves as an investment company, as such we do not believe that adoption of this standard will have a material impact on our financial condition or results of operations.

Common Stock

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 7, 2013, there were approximately 253 holders of record of our common stock.

On November 7, 2013, the last reported sale price of our common stock was $15.76 per share. Historically, our common stock has traded at a premium to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2013	DIVIDENDS DECLARED	HIGH	LOW
Third Quarter	$0.23	$15.11	$14.06
Second Quarter	0.22	15.78	13.13
First Quarter	0.22	13.60	12.01

2012
Fourth Quarter	$0.22	$12.56	$11.07
Third Quarter	0.21	12.05	10.73
Second Quarter	0.21	11.89	10.00
First Quarter	0.21	11.45	10.65

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through September 30, 2013	—	—	—	6,028,027

Total	1,580,615	8.84	1,580,615	—

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2013, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2013 and are to conclude 180 days after the commencement of the purchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2013. In addition, based on our evaluation as of September 30, 2013, there have been no changes that occurred during the 2013 nine months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2013, we had $338,371,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.28% at September 30, 2013, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $675,404,000 of outstanding indebtedness at a weighted average borrowing cost of 0.59%.

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

Additional Common Stock. We are generally not able to issue and sell our common stock at a price below net asset value (less any distributing commission or discount) per share. We may, however, sell our common stock, warrants, options, or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our shareholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

If our investments in assets that are not “qualifying assets” are determined to exceed 30% of our total assets, we could be deemed to be in violation of the 1940 Act or could be precluded from investing in what we believe are attractive investments, which could have a material adverse effect on our business.

As a BDC, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank is a non-qualifying asset. As of September 30, 2013, up to 28% of our total assets were invested in non-qualifying assets.

At the end of each fiscal quarter, we may take proactive steps to prospectively preserve investment flexibility in the next quarter which is assessed against our total assets at our most recent quarter end. We can accomplish this in many ways including purchasing US Treasury bills or other investment-grade debt securities, and closing out our position on a net cash basis subsequent to quarter end. However, if such proactive measures are ineffective or our primary investments are deemed not to be qualifying assets, or if the fair value of our non-qualifying assets increases or is determined to be higher than previously determined, or if the fair value of our qualifying assets decreases or is determined to be lower than previously determined, we could be deemed in violation of the 1940 Act, or could be precluded from investing in what we believe are attractive investments or from making follow-on investments in existing portfolio companies that are non-qualifying assets, or could be required to dispose of non-qualifying assets at times or on terms that may be disadvantageous to us. Medallion Bank may also not be able to grow as quickly if we are precluded from providing additional funding to Medallion Bank. Any of the foregoing consequences could have a material adverse effect on us. In addition, if we are found to be in violation of the requirements applicable to business development companies under the 1940 Act, we could be unable to qualify as a RIC under the Code.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of September 30, 2013, our largest investment subject to this test was our investment in Medallion Bank, representing 19% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

As Medallion Bank grows, a greater portion of our business will be subject to corporate-level tax.

Medallion Bank must pay corporate-level US federal and state income taxes. As Medallion Bank grows its business, more of its income will be taxed, which will reduce the amount of cash available for distribution to us and, in turn, to our shareholders.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of September 30, 2013, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $6,716,000 or 1.43% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of September 30, 2013 by approximately $1,270,000 on an annualized basis, compared to a positive impact of approximately $1,282,000 at December 31, 2012, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,305,000) at September 30, 2013, compared to approximately ($2,880,000) at December 31, 2012. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, the New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pickup street hails in boroughs outside of Manhattan. Pursuant to the law, the New York City Taxi and Limousine Commission, or the TLC, began issuing Street Hail Livery licenses in June 2013. We do not yet know the impact that these licenses will have on the taxicab industry. In the event such licenses materially reduce the market for taxicab services, income from operating medallions and the value of medallions serving as collateral for our loans could decrease by a material amount. This could increase our loan to value ratios, loan delinquencies, or loan defaults. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $160,000 to $1,164,000 for corporate medallions and $1,025,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2011, the value of New York City taxicab medallions increased by approximately 47% for individual medallions and 16% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of September 30, 2013, investments in New York City taxi medallion loans represented approximately 75% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At September 30, 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the finance company’s liquidation. In May 2013, the bankruptcy court presiding over the finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We believe the loan participations are fully secured by the underlying collateral, including personal guarantees from one or more of the principals of each of the underlying seven borrowers. On May 31, 2013, we commenced an adverse proceeding against the finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the finance company’s assets. The finance company and bank lenders are contesting our position. Although we believe the claims raised by the finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. See page 40 for additional information regarding this matter.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of September 30, 2013 and December 31, 2012. Filed herewith.

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

Date: November 8, 2013

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant

as principal financial and accounting officer.