Form 10-K
period 2013-12-31
MEDALLION FINANCIAL CORP
filed 2014-03-05
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2013 was $260,913,987.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 4, 2014 was 25,078,485.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2013, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2013 FORM 10-K ANNUAL REPORT

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

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 15%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,330,000,000 as of December 31, 2013 and $1,219,224,000 as of December 31, 2012, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have declared dividends in excess of $206,000,000 or $12.35 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $382,536,000 as of December 31, 2013. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the Investment Company Act of 1940, or the 1940 Act.

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

We are managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals. Alvin Murstein, our chairman and chief executive officer, has over 50 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses. Andrew M. Murstein, our president, has 25 years of experience and is the third generation in his family to participate in the business.

Below is our organizational structure reflecting our consolidated and unconsolidated subsidiaries.

(1)	An SBIC and a RIC which originates and services taxicab medallion and commercial loans.
(2)	An SBIC which is our primary taxicab medallion lending company.
(3)	An SBIC and a RIC which conducts a mezzanine financing business.
(4)	Formed for the purpose of holding and managing equity investments in a racing team, an equipment manufacturing business and an airport and food retail business.
(5)	Formed for the purpose of owning taxicab medallion loans originated by Medallion Funding.
(6)	Formed for purpose of owning and leasing repossessed Chicago taxicab medallions.
(7)	Formed for the purpose of issuing unsecured preferred securities to investors.
(8)	A Utah industrial bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities.
(9)	Formed for the purpose of conducting loan servicing activities.
(10)	Formed for the purpose of engaging in out-of-home media planning and buying.
(11)	Formed for the purpose of holding and managing a hotel investment.
(12)	Formed for the purpose of holding an equity investment in a professional lacrosse team.
(13)	Formed for the purpose of engaging in general consulting services.
(14)	Formed for the purpose of holding an equity investment in a racing team.
(15)	Formed for the purpose of engaging in art dealing.

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, motorcycles, and trailers, and to finance small scale home improvements.

The following chart shows the components of our $1,144,596,000 managed net investment portfolio as of December 31, 2013.

(Dollars in thousands)	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$297,861	$348,109	$645,970
Commercial loans	60,168	51,939	112,107
Consumer loans	—	349,227	349,227
Investments in Medallion Bank and other controlled subsidiaries	108,623	(102,300)	6,323
Investment securities	—	24,464	24,464
Equity investments	6,505	—	6,505

Net investment portfolio	$473,157	$671,439	$1,144,596

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

Medallion Loans

Taxi medallion loans of $297,861,000 comprised 63% of our $473,157,000 net investment portfolio as of December 31, 2013, compared to $294,388,000 or 65% of our $455,010,000 net investment portfolio as of December 31, 2012. Managed taxi medallion loans of $645,970,000 comprised 56% of our $1,144,596,000 managed net investment portfolio as of December 31, 2013, compared to $630,603,000 or 60% of our $1,048,635,000 managed net investment portfolio as of December 31, 2012. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $670,845,000 as of December 31, 2013, compared to $688,279,000 as of December 31, 2012. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately $3,306,000,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised 68% and 71% of the value of the medallion loan portfolio as of December 31, 2013 and 2012, and were 74% and 78% on a managed basis. Based on taxi medallion values published by the New York City Taxi and Limousine Commission, or TLC, we estimate that the total value of all of New York City taxicab medallions and related assets such as the vehicle, taximeter, and roof lights exceeded $16.6 billion as of December 31, 2013. We estimate that the total value of all taxicab medallions and related assets in our major US markets exceeded $20.9 billion as of December 31, 2013.

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

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2013. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on page F-31.

(Dollars in thousands)	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	796	74%	3.47%	$480,732
Chicago	256	15	4.91	94,427
Newark	135	4	5.57	28,652
Boston	59	4	4.87	25,534
Cambridge	22	2	4.71	12,523
Other	50	1	7.60	4,765

Total managed medallion loans	1,318	100%	3.89	646,633

Deferred loan acquisition costs				1,086
Unrealized depreciation on loans				(1,749)

Net managed medallion loans				$645,970

(1)	Based on principal balance outstanding at December 31, 2013.

(2)	Based on the contractual rates of the portfolios at December 31, 2013.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City, except as discussed below. As reported by the TLC, individual (owner-driver) medallions sold for approximately $1,050,000 and corporate medallions sold for approximately $1,320,000 as of December 31, 2013. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 13,437 medallions outstanding as of December 31, 2013 shall remain divided into 5,569 individual medallions and 7,868 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York City auctioned 600 additional medallions during 2004, 308 during 2006, 89 during 2008, and 200 in 2013. The medallions auctioned in 2006 were restricted to hybrid fuel vehicles and wheelchair accessible vehicles. In addition, New York City auctioned an additional 63 medallions for wheelchair accessible vehicles in 2007. New York City announced a 25% fare hike to support the increased level of medallions, which took effect in the 2004 second quarter. The New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pick up street hails in the boroughs outside Manhattan. Pursuant to the law, the TLC began issuing Street Hail Livery licenses in June 2013.

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

Most New York City medallion transfers are handled through approximately 23 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 36% of the loans originated during 2013, and 38% for 2012. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions sold for approximately $357,000 as of December 31, 2013. Pursuant to a municipal ordinance, the number of outstanding medallions is capped at 6,995 as of December 31, 2013. We estimate that the total value of all Chicago medallions and related assets is over $2,567,165,000 as of December 31, 2013.

The Boston Market. We estimate that Boston medallions sold for approximately $680,000 as of December 31, 2013. The number of Boston medallions is capped at 1,825 as of December 31, 2013. We estimate that the total value of all Boston medallions and related assets is over $1,263,484,000 as of December 31, 2013.

The Newark Market. We estimate that Newark medallions sold for approximately $450,000 as of December 31, 2013. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $273,600,000 as of December 31, 2013.

The Cambridge Market. We estimate that Cambridge medallions sold for approximately $585,500 as of December 31, 2013. The number of Cambridge medallions is 257 as of December 31, 2013. We estimate that the total value of all Cambridge medallions and related assets is over $153,223,000 as of December 31, 2013.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2013, we and Medallion Bank have originated more than 10,358 commercial loans for an aggregate principal amount of approximately $843,339,000. Commercial loans of $60,168,000 comprised 13% of our $473,157,000 net investment portfolio as of December 31, 2013, compared to $56,919,000 or 12% of our $455,010,000 net investment portfolio as of December 31, 2012. Managed commercial loans of $112,107,000 comprised 10% of our $1,144,596,000 net investment portfolio as of December 31, 2013, compared to $126,056,000 or 12% of our $1,048,635,000 managed net investment portfolio as of December 31, 2012. We have worked to increase our commercial loan activity in recent years, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 6% since 1996. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We focus our marketing efforts on the manufacturing, retail and wholesale trade, and other service businesses. The majority of our commercial borrowers are located in the New York metropolitan area and the Midwest. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 482 basis points over the prevailing prime rate at year end, down from 488 basis points over prime at the end of 2012. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged 2.0% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2013. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on page F-31.

(Dollars in thousands)	# of Loans	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial loans
Asset-based	59	48%	4.92%	$58,534
Secured mezzanine	28	38	11.69	46,100
Other secured commercial	54	14	9.10	16,391

Total managed commercial loans	141	100%	8.07	121,025

Deferred loan acquisition income				(21)
Unrealized depreciation on loans				(8,897)

Net managed commercial loans				$112,107

(1)	Based on principal balance outstanding at December 31, 2013.

(2)	Based on the contractual rates of the portfolios at December 31, 2013.

Asset Based Loans. Through our Medallion Business Credit division, we source and originate, manage and service asset-based loans to small businesses which require working capital credit facilities ranging from $500,000 to $7,000,000. Medallion Business Credit refers most of its potential commercial loans to Medallion Bank to originate, so that we can benefit from Medallion Bank’s lower cost of funds. Additionally, from time to time, Medallion Business Credit also sells and purchases loan participations to and from independent third party lenders. Together, these loans represent approximately 48% of the managed commercial loan portfolio as of December 31, 2013, and were 54% as of December 21, 2012. These commercial loans are generally secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment, and/or real estate, and are personally guaranteed by the principals. Currently, our clients are mostly located in the New York metropolitan area, and include wholesale and retail trade, transportation and warehousing, and other industrial and services businesses. We had successfully established 59 commercial loans as of December 31, 2013.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, more than a third of which are located in the upper Midwest and Great Lakes region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $1,000,000 to $5,000,000, and represent approximately 38% of our managed commercial loan portfolio as of December 31, 2013, and were 37% as of December 31, 2012. Frequently, we also receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Other Secured Commercial Loans. We originate, primarily through our subsidiary Freshstart, other commercial loans that are focused on retail trade businesses, which are typically located within 200 miles of New York City. These commercial loans are generally secured by all of the assets of the businesses and are generally personally guaranteed by the principals. Frequently, we receive assignments of lease from our borrowers. The loans generally range in size from under $200,000 to approximately $3,000,000. These loans represented approximately 14% of the managed commercial loan portfolio as of December 31, 2013, and were 9% as of December 31, 2012. Historically, most of the portfolio has consisted of fixed-rate loans.

Consumer Loans. Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $349,227,000 comprised 31% of our $1,144,596,000 managed net investment portfolio as of December 31, 2013, compared to $258,933,000 or 25% of our $1,048,635,000 managed net investment portfolio as of December 31, 2012. The loans are collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements, located in all 50 states. The portfolio is serviced by a large third party servicer. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

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

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with brokers in the medallion market and dealers in the consumer market. We believe that our relationships with brokers and dealers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of broker and dealer relationships in our target market over the last 50 years. We believe that our management team’s relationships with these brokers and dealers have and will continue to provide us with significant investment opportunities. In 2013, 35% of our managed originated medallion and commercial loans were generated by brokers and dealers.

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

Leverage the skills of our experienced management team. Our management team is led by our Chief Executive Officer, Mr. Alvin Murstein, and our President, Mr. Andrew M. Murstein. Alvin Murstein has over 50 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses, and Andrew M. Murstein is the third generation in his family to participate in the business and has over 25 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses. The other members of our management team have broad investment backgrounds, with prior experience at specialty finance companies, middle market commercial banks, and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

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

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the years indicated.

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Net investments at beginning of year	$1,048,635	$956,626	$946,343
Investments originated (1)	649,776	515,241	471,194
Repayments of investments (1)	(532,220)	(406,735)	(438,646)
Net realized losses on investments (2)	(5,163)	(11,081)	(6,810)
Net increase in unrealized appreciation (depreciation) (3)	(3,841)	4,788	(4,038)
Transfers to other assets/liabilities, net	(9,519)	(7,738)	(9,171)
Amortization of origination costs	(3,072)	(2,466)	(2,246)

Net increase in investments	95,961	92,009	10,283

Net investments at end of year	$1,144,596	$1,048,635	$956,626

(1)	Includes refinancings.
(2)	Excludes net realized losses of $74 for the year ended December 31, 2012 related to foreclosed properties.
(3)	Excludes net unrealized appreciation of $6,647, $9,193, and $3,455 for the years ended December 31, 2013, 2012, and 2011 related to foreclosed properties.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). The portfolio was originated at an approximate loan-to-value ratio range of 50-75%. We estimate that the average loan-to-value ratio of all of the medallion loans was 36% as of December 31, 2013. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a five to twenty-five year schedule, subject to a balloon payment of all outstanding principal after three or five years. More recently, we have begun to originate loans with one-to-three year maturities where interest rates are adjusted and a new maturity period set. Borrowers may prepay medallion loans upon payment of a fee of approximately 1% to 2%.

We generally retain the medallion loans we originate; however, from time to time, we participate or sell shares of some loans or portfolios to interested third party financial institutions. In these cases, we retain the borrower relationships and service the sold loans.

Commercial Loans. We have typically originated commercial loans in principal amounts generally ranging from $200,000 to $5,000,000, and occasionally, have originated loans in excess of that amount. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid with a fee ranging from 30 to 120 days’ interest. The term of, and interest rate charged on, certain of our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

Commercial loans are generally originated at an average loan-to-value ratio of 60% to 75%. Substantially all of the commercial loans are collateralized by security interests in the assets being financed by the borrower. In addition, we have recourse against the vast majority of the principals of borrowers who personally guarantee the loans. Although personal guarantees increase the commitment of borrowers to repay their loans, we cannot assure you that the assets available under personal guarantees would, if required, be sufficient to satisfy the obligations secured by such guarantees. In certain cases, equipment vendors may provide full and partial recourse guarantees on loans.

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

Marketing, Origination, and Loan Approval Process

We employ 29 loan originators to originate medallion, commercial, and consumer loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the chief executive officer and/or the chief credit officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with recreational vehicle and boat dealers, and home improvement contractors throughout our market area.

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

The table below summarizes our sources of available funds and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2013. See Note 4 to the consolidated financial statements for additional information about each credit facility.

Consolidated sources of funds (Dollars in thousands)	Total
Cash	$52,172
Bank loans	$160,483
Amounts undisbursed	72,500
Amounts outstanding	87,983
Average interest rate	2.89%
Maturity	5/14-11/16
Preferred securities	$33,000
Average interest rate	2.37%
Maturity	9/37
Lines of credit	$150,000
Amounts undisbursed	18,010
Amounts outstanding	131,990
Average interest rate	1.14%
Maturity	12/16
SBA debentures	$64,485
Amounts undisbursed	2,500
Amounts outstanding	61,985
Average interest rate	4.17%
Maturity	3/14-3/24

Total cash and amounts remaining undisbursed under credit facilities	$145,182

Total debt outstanding	$314,958

Medallion Bank sources of funds
Cash	$17,467
Deposits and other borrowings	682,337
Average interest rate	0.65%
Maturity	1/14-12/18

Total cash and amounts remaining undisbursed under credit facilities, including Medallion Bank	$162,649

Total debt outstanding, including Medallion Bank	$997,295

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 50.

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

Employees

As of December 31, 2013 we employed 145 persons, including 48 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

MATERIAL US FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material US federal income tax considerations applicable to us and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under US federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding an investment in our common stock. This summary does not discuss any aspects of the Medicare Contribution tax, US estate or gift tax, or foreign, state, or local tax. It does not discuss the special treatment under US federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

A “non-US shareholder” is a beneficial owner of shares of our common stock that is not a US shareholder and is not a partnership for US federal income tax purposes.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level US federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. We refer to this distribution requirement as the Annual Distribution Requirement.

Taxation as a RIC

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to US federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net long-term capital gains in excess of net short-term capital losses) we distribute to shareholders. We will be subject to US federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible US federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year, and (3) any income realized, but not distributed, in preceding years. We refer to this distribution requirement as the Excise Tax Avoidance Requirement. We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for US federal income tax purposes, we must, among other things:

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

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our shareholders. In that case, all of our income will be subject to corporate-level US federal income tax, reducing the amount available to be distributed to our shareholders. In contrast, assuming we qualify as a RIC, our corporate-level federal US income tax should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above.

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

Although we currently intend to distribute any long-term capital gains at least annually, we may in the future decide to retain some or all of our long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each US shareholder will be required to include his, her, or its share of the deemed distribution in income as if it had been actually distributed to the US shareholder, and the US shareholder will be entitled to claim a credit equal to his, her, or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the US shareholder’s tax basis for his, her, or its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual shareholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the US shareholder’s other US federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for US federal income tax. A shareholder that is not subject to federal income tax or otherwise required to file a US federal income tax return would be required to file a US federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

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

In general, individual and other non-corporate US shareholders currently are subject to a maximum US federal income tax rate of 20% on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate US shareholders currently are subject to US federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate shareholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate shareholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate shareholders generally may not deduct any net capital losses against ordinary income for a year, but may carryback such losses for three years or carry forward such losses for five years.

We will send to each of our US shareholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share basis, the amounts includible in such US shareholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the US federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 20% maximum rate applicable to qualifying dividends). Distributions may also be subject to additional state, local, and foreign taxes depending on a US shareholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the 20% maximum rate applicable to qualifying dividends in 2012.

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

The exercise of a warrant to purchase common stock generally will not constitute a taxable event. Accordingly, a holder of a warrant that is a US person generally will not recognize gain or loss upon the exercise of a warrant. Rather, a holder of a warrant that is a US person will recognize taxable gain or loss if and when such holder disposes of the common stock received pursuant to the exercise of the warrant in a taxable transaction. The aggregate tax basis of a US person that is a holder of a warrant in the common stock received pursuant to the exercise of the warrant equals the amount paid upon the exercise of the warrant plus the holder’s basis in the warrant. The holding period of the common stock received pursuant to the exercise of the warrant would begin on the day that the warrant is exercised.

Generally, for United States federal income tax purposes, a holder of a warrant that is a US person will recognize taxable gain or loss upon the sale or other disposition of the warrants in an amount equal to the difference between the amount realized for the warrants and the holder’s tax basis in the warrants. Such gain or loss will generally be treated as capital gain or loss.

If a warrant is allowed to lapse unexercised, a holder of a warrant that is a US person will recognize a capital loss equal to such holder’s basis in the warrant. Such loss will be long-term if the warrant has been held for more than one year.

The exercise price of the warrants will be adjusted in certain circumstances. Under Section 305(c) of the Code, adjustments (or failures to make adjustments) that have the effect of increasing a holder’s proportionate interest in our assets or earnings may in some circumstances result in a deemed distribution to such holder. Adjustments to the exercise price made pursuant to a bona fide reasonable adjustment formula that has the effect of preventing the dilution of the interest of the holders of the warrants, however, will generally not be considered to result in a deemed distribution to holders. Certain of the possible exercise price adjustments provided in the warrants (including, without limitation, adjustments in respect of taxable dividends to holders of our common stock) may not qualify as being pursuant to a bona fide reasonable adjustment formula. If such adjustments are made, a warrant holder will be deemed to have received a distribution even though such holder has not received any cash or property as a result of such adjustments. Any deemed distributions will be taxable as a dividend, return of capital, or capital gain in accordance with the earnings and profits rules under the Code. US shareholders should consult their own tax advisors regarding the possible application of Section 305(c) of the Code.

Taxation of Non-US Shareholders

Whether an investment in our common stock is appropriate for a non-US shareholder will depend upon that person’s particular circumstances. An investment in our common stock by a non-US shareholder may have adverse tax consequences. Non-US shareholders should consult their tax advisers before investing in our common stock.

Dividends paid by us to non-US shareholders are generally subject to withholding at a 30% rate or a reduced rate specified by an applicable income tax treaty to the extent derived from net investment company income. In order to obtain a reduced rate of withholding, a non-US shareholder will be required to provide an IRS Form W-8BEN certifying its entitlement to benefits under a treaty. The withholding tax does not apply to regular dividends paid to a non-US shareholder who provides a Form W-8ECI, certifying that the dividends are effectively connected with the non-US shareholder’s conduct of a trade or business within the United States. Instead, the effectively connected dividends will be subject to regular US income tax as if the non-US shareholder were a US shareholder. A non-US corporation receiving effectively connected dividends may also be subject to additional “branch profits tax” imposed at a rate of 30% (or lower treaty rate). A non-US shareholder who fails to provide an IRS Form W-8BEN or other applicable form may be subject to backup withholding at the appropriate rate.

In general, US federal withholding tax will not apply to any gain or income realized by a non-US shareholder in respect of any distributions of net long-term capital gains over net short-term capital losses, exempt-interest dividends, or upon the sale or other disposition of shares of our common stock.

For taxable years beginning before January 1, 2014, properly reported dividends are generally exempt from US federal withholding tax where they (i) are paid in respect of our “qualified net interest income” (generally, our US source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). However, depending on its circumstances, we may report all, some or none of its potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a non-US shareholder would need to comply with applicable certification requirements relating to its non-US status (including, in general, furnishing an IRS Form W-8BEN or substitute Form). In the case of shares held through an intermediary, the intermediary could withhold even if we designate the payment as qualified net interest income or qualified short-term capital gain. Non-US shareholders should contact their intermediaries with respect to the application of these rules to their accounts.

A 30% withholding tax will be imposed on dividends paid after June 30, 2014, and redemption proceeds paid after December 31, 2016, to foreign financial institutions including non-US investment funds and certain other non-financial foreign entities unless they comply with certain information reporting requirements. To avoid withholding, foreign financial institutions will need to (i) enter into agreements with the IRS that state that they will provide the IRS information, including the names, addresses and taxpayer identification numbers of direct and indirect US account holders, comply with due diligence procedures with respect to the identification of US accounts, report to the IRS certain information with respect to US accounts maintained, agree to withhold tax on certain payments made to non-compliant foreign financial institutions or to account holders who fail to provide the required information, and determine certain other information as to their account holders, or (ii) in the event that an applicable intergovernmental agreement and implementing legislation are adopted, comply with modified requirements including in some cases providing local revenue authorities with similar account holder information. Other foreign entities will need to either provide the name, address, and taxpayer identification number of each substantial US owner or certifications of no substantial US ownership unless certain exceptions apply or agree to provide certain information to other revenue authorities for transmittal to the IRS.

Non-US persons should consult their own tax advisors with respect to the US federal income tax and withholding tax, and state, local, and foreign tax consequences of an investment in the shares.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions would generally be taxable to our shareholders as ordinary dividend income eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits for US federal tax purposes. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain.

GOVERNMENT REGULATION

Regulation by the SEC and under the 1940 Act

We are a closed-end, management investment company that has elected to be treated as a business development company (BDC) under the 1940 Act. We conduct our business through various wholly-owned investment company subsidiaries including Medallion Funding LLC, a closed end investment company, Medallion Capital, Inc., a BDC, and Freshstart Venture Capital Corp., a BDC. Pursuant to various exemptive orders, we operate and are regulated as a single BDC. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities voting as a class.

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

•

is controlled by a BDC or a group of companies including a business development company, and the BDC in fact exercises a controlling influence on the management or policies of such eligible portfolio company and, as a result of such control, has an affiliated person who is a director of the eligible portfolio company; or

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to full asset coverage requirements. In addition to the 1940 Act, we are subject to two exemptive orders which govern how we calculate our senior securities and under which we have agreed that we will meet the applicable asset coverage ratios both individually and on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital.”

Regulation by the SBA

Medallion Funding, Medallion Capital, and Freshstart each operate as Small Business Investment Companies, or SBICs. The SBIA authorizes the organization of SBICs as vehicles for providing equity capital, long term financing, and management assistance to small business concerns. The SBIA and the SBA regulations define a “small business concern” as a business that is independently owned and operated, which does not dominate its field of operation, and which (i) has a net worth, together with any affiliates, of $18.0 million or less and average annual net income after US federal income taxes for the preceding two years of $6.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under SBA regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. In addition, at the end of each year, at least 25% of the total amount of loans made after April 25, 1994 must be made in “smaller businesses” which have a net worth of $6.0 million or less, and average net income after federal income taxes for the preceding two years of $2.0 million or less. SBA regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as relending and reinvestment.

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

Under current SBA Regulations, the maximum rate of interest that Medallion Funding may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2013, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2013, our outstanding medallion loans had a weighted average rate of interest 4.02% and our outstanding commercial loans had a weighted average rate of interest of 10.60%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

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

Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single small business concern may not exceed 30% of an SBIC’s regulatory capital, as defined. Under the terms of the respective conversion agreements with the SBA, however, Medallion Funding is authorized to make loans to disadvantaged borrowers in amounts not exceeding 30% of its respective regulatory capital.

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

Medallion Bank is subject to additional capital requirements administered by the FDIC as amended. In July 2013, the FDIC issued a final rule, the Basel III Final Rule, implementing revised risk-based capital and leverage requirements for banking organizations proposed under Basel III. Medallion Bank will be subject to the Basel III Final Rule as of January 1, 2015. Medallion Bank’s capital requirements pursuant to its capital maintenance agreement with the FDIC exceed the levels required by the Basel III Final Rule. We do not believe that the Basel III Final Rule will have a material impact on Medallion Bank’s business.

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

The USA Patriot Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, or the Patriot Act, was enacted on October 26, 2001, and is intended to detect and prosecute terrorism and international money laundering. The Patriot Act establishes new standards for verifying customer identification incidental to the opening of new accounts. Medallion Bank has undertaken appropriate measures to comply with the Patriot Act and associated regulations. Other provisions of the Patriot Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network. The compliance programs required by the Patriot Act are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control, or OFAC, regulations to which Medallion Bank is also subject. The Bank Secrecy Act requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The Bank Secrecy Act includes a variety of record-keeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. Medallion Bank has in place policies, procedures and internal controls in order to comply with Bank Secrecy Act and OFAC laws and regulations. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Federal and state banking agencies require Medallion Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. Medallion Bank must undergo regular on-site examinations by the appropriate banking agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

Other

Because Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and we are a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us and, indirectly, Medallion Bank, without, in most cases, prior written approval of the FDIC or the Commissioner of Utah Department of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. Although Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in Medallion Financial Corp. is not guaranteed by the FDIC and is subject to loss.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

We are periodically examined by the SEC for compliance with the 1940 Act. We are examined by the SBA annually for compliance with applicable SBA regulations. We are also periodically examined by the FDIC and the Utah Department of Financial Institutions. Medallion Bank is examined annually by the FDIC and the Utah Department of Financial Institutions.

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

In addition to the regulations detailed above, our operations are subject to supervision and regulation by other federal, state, and local laws and regulations. Additionally, our operations may be subject to various laws and judicial and administrative decisions. This oversight may serve to:

•	regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions;

•	establish maximum interest rates, finance charges and other charges;

•	require disclosures to customers;

•	govern secured transactions;

•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;

•	prohibit discrimination in the extension of credit and administration of loans; and

•	regulate the use and reporting of information related to a borrower’s credit experience and other data collection.

Changes to laws of states in which we do business could affect the operating environment in substantial and unpredictable ways. We cannot accurately predict whether such changes will occur or, if they occur, the ultimate effect they would have upon our financial condition or results of operations.

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

As of December 31, 2013, we had $314,958,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.35% at December 31, 2013, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $682,337,000 of outstanding indebtedness at a weighted average borrowing cost of 0.65%.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act significantly changes federal financial services regulation and affects, among other things, the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires extensive rulemaking by various regulatory agencies, which is ongoing. Any changes resulting from the Dodd-Frank Act rulemaking process, as well as any other changes in the laws or regulations applicable to us more generally, may negatively impact the profitability of our business activities, require us to change certain of our business practices, materially affect our business model, limit the activities in which we may engage, affect retention of key personnel, require us to raise additional regulatory capital, increase the amount of liquid assets that we hold, otherwise affect our funding profile or expose us to additional costs (including increased compliance costs). Any such changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition. As such, we cannot predict and may not be able to anticipate all the effects of the Dodd-Frank Act on our financial condition or operations.

We are also subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements, and retail financing, debt collection, consumer protection, environmental, health and safety, creditor, wage-hour, anti-discrimination, whistleblower and other employment practices laws and regulations and we expect these costs to increase going forward. The violation of these or future requirements or laws and regulations could result in administrative, civil, or criminal sanctions against us, which may include fines, a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. As a result, we have incurred and will continue to incur capital and operating expenditures and other costs to comply with these requirements and laws and regulations.

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

We expect, however, to see an increase over time in regulatory scrutiny and enforcement in the area of consumer financial products regulation, as a result of the establishment of the Consumer Financial Protection Bureau, or the CFPB, by the Dodd-Frank Act. The CFPB is responsible for interpreting and enforcing a broad range of consumer protection laws that govern the provision of deposit accounts and the making of loans, including the regulation of mortgage lending and servicing. The CFPB undertook numerous rulemaking and other initiatives in 2012 and 2013. While Medallion Bank’s size currently falls below the threshold that would give the CFPB direct authority over it, Medallion Bank’s existing bank supervisors may pursue similar policies and make similar information requests to those of the CFPB with respect to consumer financial products and other matters within the scope of the CFPB’s authority. We believe that the CFPB’s regulatory reforms, together with other provisions of the Dodd-Frank Act, and increased regulatory supervision, may increase our cost of doing business, impose new restrictions on the way in which we conduct our business, or add significant operational constraints that might impair our profitability.

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

Because Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and we are a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us and, indirectly Medallion Bank, without, in most cases, prior written approval of the FDIC or the Commissioner of the Utah Department of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock. Although Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in Medallion Financial Corp. is not guaranteed by the FDIC and is subject to loss.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in foreclosed properties on the consolidated balance sheet, are non-qualifying assets. As of December 31, 2013, the percentage of our total assets that were invested in non-qualifying assets were up to 24% on an unconsolidated basis and up to 28% on a consolidated basis.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of December 31, 2013, our largest investment subject to this test was our investment in Medallion Bank, representing 20% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Some of our subsidiaries are subject to the SBIA. Our SBIC subsidiaries that are also RICs may be prohibited by the SBIA from making the distributions necessary to qualify as a RIC. The SBA has agreed that our SBIC subsidiaries can pay these dividends provided we reinvest the amount in our SBIC subsidiaries. Normally, we would report this reinvested capital as paid-in surplus; however, the SBA has required us to categorize this reinvested capital as undistributed net realized earnings. We cannot assure you that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax at the subsidiary level.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make dividend payments and other distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to total assets). Medallion Bank may be restricted from declaring and paying dividends if doing so were to cause it to fall below a 15% leverage ratio.

Medallion Bank’s use of brokered deposit sources for its deposit-gathering activities may not be available when needed.

Medallion Bank relies on the established brokered deposit market to originate deposits to fund its operations. Medallion Bank’s brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. While Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of deposits. If the capital levels at Medallion Bank fall below the “well-capitalized” level as defined by the FDIC or the capital level currently required by the FDIC pursuant to its capital maintenance agreement or if Medallion Bank experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly, and the ability of Medallion Bank to raise deposits from this source could be impaired. Brokered deposits may also not be as stable as other types of deposits. Medallion Bank’s ability to manage its growth to stay within the “well-capitalized” level, and the capital level currently required by the FDIC pursuant to its capital maintenance agreement, which is also considerably higher than the level required to be classified as “well-capitalized”, is critical to Medallion Bank’s retaining open access to this funding source.

A decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business.

Our borrowers generally have the right to prepay their loans upon payment of a fee ranging from 1% to 2% for standard commodity loans, and for higher amounts, as negotiated, for larger more custom loan arrangements. A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest income that we receive. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if a substantial number of our portfolio companies elect to prepay amounts owed to us and we are not able to reinvest the proceeds for comparable yields in a timely fashion. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of December 31, 2013, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $6,611,000 or 1.38% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2013 by approximately $1,311,000 on an annualized basis, compared to a positive impact of $1,282,000 at December 31, 2012, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,007,000) at December 31, 2013, compared to ($2,860,000) at December 31, 2012. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, the New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law, the TLC began issuing Street Hail Livery licenses in June 2013. We do not yet know the impact that these licenses will have on the taxicab industry. In the event such licenses materially reduce the market for taxicab services, income from operating medallions and the value of medallions serving as collateral for our loans could decrease by a material amount. This could increase our loan to value ratios, loan delinquencies, or loan defaults. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $160,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2011, the value of New York City taxicab medallions increased by 50% for individual medallions and 32% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of December 31, 2013, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At December 31, 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At December 31, 2013, five of the secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The two remaining loans are still outstanding. See page 40 for additional information regarding this matter.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2008 and compares the Company’s Common Stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2008 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Our common stock is quoted on the NASDAQ under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 4, 2014, there were approximately 338 holders of record of our common stock.

On March 4, 2014, the last reported sale price of our common stock was $14.36 per share which represented a premium of 31% to the net asset value per share than reported by us as of December 31, 2013. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the NASDAQ.

2013	DIVIDENDS DECLARED	HIGH	LOW
Fourth Quarter	$0.23	$17.74	$14.31
Third Quarter	0.23	15.11	14.06
Second Quarter	0.22	15.78	13.13
First Quarter	0.22	13.60	12.01

2012
Fourth Quarter	$0.22	$12.56	$11.07
Third Quarter	0.21	12.05	10.73
Second Quarter	0.21	11.89	10.00
First Quarter	0.21	11.45	10.65

Information about our equity compensation plans is incorporated by reference in all information under the caption “Equity Compensation Plan Information” included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2014.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027

Total	1,580,615	8.84	1,580,615

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2013, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2013 and are to conclude 180 days after the commencement of the purchases.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.

	Year ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Statement of operations
Investment income	$34,929	$32,344	$37,227	$37,253	$41,403
Interest expense	8,361	10,858	13,538	14,585	16,876

Net interest income	26,568	21,486	23,689	22,668	24,527
Noninterest income	1,282	1,135	1,185	3,533	3,383
Operating expenses (1)	15,661	13,856	14,111	16,328	19,730

Net investment income before income taxes	12,189	8,765	10,763	9,873	8,180
Income tax (provision) benefit	—	—	—	—	—

Net investment income after income taxes	12,189	8,765	10,763	9,873	8,180
Net realized gains (losses) on investments	692	(6,731)	(546)	(7,638)	(4,135)
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (2)	5,060	7,896	7,668	12,535	(5,671)
Net change in unrealized appreciation (depreciation) on investments (2)	7,835	14,587	1,278	(3,491)	2,648

Net increase in net assets resulting from operations	$25,776	$24,517	$19,163	$11,279	$1,022

Per share data
Net investment income	$0.55	$0.43	$0.61	$0.56	$0.46
Income tax (provision) benefit	—	—	—	—	—
Net realized gains (losses) on investments	0.03	(0.33)	(0.03)	(0.43)	(0.23)
Net change in unrealized appreciation (depreciation) on investments (2)	0.58	1.11	0.51	0.51	(0.17)

Net increase in net assets resulting from operations	$1.16	$1.21	$1.09	$0.64	$0.06

Dividends declared per share	$0.90	$0.85	$0.74	$0.61	$0.72

Weighted average common shares outstanding
Basic	21,850,415	19,912,883	17,426,097	17,501,414	17,569,688
Diluted	22,225,783	20,180,694	17,659,831	17,631,928	17,691,437

Balance sheet data
Net investments	$473,157	$455,010	$451,835	$483,516	$475,133
Total assets	595,053	543,465	537,031	550,312	555,174
Total funds borrowed	314,958	322,770	357,779	380,532	382,522
Total liabilities	321,558	327,147	365,527	387,547	392,197
Total shareholders’ equity	273,495	216,318	171,504	162,765	162,977

Managed balance sheet data (3)
Net investments	$1,144,596	$1,048,635	$956,626	$946,343	$846,542
Total assets	1,305,809	1,174,124	1,080,239	1,041,729	950,909
Total funds borrowed	997,295	924,921	872,108	849,489	754,241
Total liabilities	1,032,314	957,806	908,735	878,964	787,932

	Year ended December 31,
	2013	2012	2011	2010	2009
Selected financial ratios and other data
Return on average assets (ROA) (4) (13)
Net investment income after taxes	2.19%	1.68%	2.01%	1.82%	1.36%
Net increase in net assets resulting from operations	4.64	4.69	3.57	2.08	0.17
Return on average equity (ROE) (5) (13)
Net investment income after taxes	5.40	4.44	6.46	6.11	4.74
Net increase in net assets resulting from operations	11.42	12.41	11.49	6.98	0.59

Weighted average yield	7.60%	7.37%	8.01%	7.91%	7.77%
Weighted average cost of funds	1.82	2.48	2.91	3.10	3.17

Net interest margin (6)	5.78	4.89	5.10	4.81	4.60

Noninterest income ratio (7) (13)	0.28	0.26	0.26	0.75	0.63
Total expense ratio (1) (8) (13)	5.23	5.63	5.95	6.56	6.87
Operating expense ratio (1)(9) (13)	3.41	3.16	3.04	3.47	3.70

As a percentage of net investment portfolio
Medallion loans	63%	65%	68%	67%	68%
Commercial loans	13	12	12	16	16
Investment in Medallion Bank and other controlled subsidiaries	23	22	19	16	15
Equity investments	1	1	1	1	1
Investment securities	—	—	—	—	—

Investments to assets (10)	80%	84%	84%	88%	86%
Equity to assets (11)	46	40	32	30	29
Debt to equity (12)	115	149	209	234	235

(1)	Includes $1,312 of expense reversals related to the costs of winding up the operations of Sports Properties Acquisition Corporation, or SPAC, and National Security Solutions, Inc., or SPAC2, in 2010 that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. Also includes $1,622 of charges in 2009 related to winding up the operations of the SPAC’s. Excluding these amounts, the total expense ratios were 6.91% and 6.56%, and the operating expense ratios were 3.81% and 3.40% for 2010 and 2009.

(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.

(3)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.

(4)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.

(5)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.

(6)	Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $2,326 in 2013, $444 in 2012, $4,070 in 2011, $2,678 in 2010, and $1,684 in 2009, and also included dividends from Medallion Bank of $12,000 in 2013, $10,500 in 2012, $5,500 in 2011, $4,000 in 2010, and $4,000 in 2009. On a managed basis, combined with Medallion Bank, the net interest margin was 6.66%, 6.31%, 6.68%, 6.59%, and 6.10% for 2013, 2012, 2011, 2010, and 2009.

(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(8)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(9)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(10)	Represents net investments divided by total assets as of December 31.

(11)	Represents total shareholders’ equity divided by total assets as of December 31.

(12)	Represents total funds borrowed divided by total shareholders’ equity as of December 31.

(13)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $5,920, $6,066, and $5,492, and operating expenses of $5,841, $6,359, and $5,659, which formerly were ours, were now MSC’s for the years ended December 31, 2013, 2012, and 2011. Excluding the impact of the MSC amounts, the 2013 ROA and ROE on net investment income after taxes were 2.19% and 5.39%, and the noninterest income, total expense, and operating expense ratios were 1.57%, 6.50%, and 4.68%; and the comparable amounts for 2012 were 1.62%, 4.29%, 1.64%, 7.08%, and 4.60%, and for 2011 were 1.98%, 6.36%, 1.44%. 7.17% and 4.21%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2013, 2012, and 2011. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 20. Additionally, more information about our business activities can be found in “Business”.

CRITICAL ACCOUNTING POLICIES

The SEC has issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by us include valuation of loans, equity investments, and investments in subsidiaries, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2013 are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 15%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,330,000,000 as of December 31, 2013 and $1,219,224,000 as of December 31, 2012, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $382,536,000 as of December 31, 2013. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013. Because of these restrictions and other factors, our Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. For more information, see “Risk Factors—Risks Relating to Our Business and Structure”—Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value”.

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

	December 31, 2013		December 31, 2012		December 31, 2011
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	3.52%	$202,954	3.96%	$208,564	4.66%	$227,426
Chicago	4.94	42,175	5.28	40,405	5.79	34,200
Boston	4.91	23,622	5.47	19,713	6.56	16,955
Newark	5.58	21,681	6.70	17,342	7.38	17,693
Cambridge	5.06	6,008	5.74	5,260	6.62	6,179
Other	6.52	1,178	6.70	2,899	6.54	4,318

Total medallion loans	4.02	297,618	4.46	294,183	5.11	306,771

Deferred loan acquisition costs		243		205		396
Unrealized depreciation on loans		—		—		—

Net medallion loans		$297,861		$294,388		$307,167

Commercial loans
Secured mezzanine	11.69%	$46,100	13.04%	$49,456	14.04%	$51,622
Asset based	5.32	7,803	5.79	7,631	5.77	9,388
Other secured commercial	9.89	13,336	8.01	7,754	8.06	7,539

Total commercial loans	10.60	67,239	11.59	64,841	12.25	68,549

Deferred loan acquisition income		(79)		(78)		(92)
Unrealized depreciation on loans		(6,992)		(7,844)		(14,298)

Net commercial loans		$60,168		$56,919		$54,159

Investment in Medallion Bank and other controlled subsidiaries, net	11.05%	$108,623 (3)	10.60%	$99,083	6.40%	$85,932

Equity investments	0.86%	$6,124	1.66%	$4,576	2.26%	$3,472

Unrealized appreciation (depreciation) on equities		381		44		1,105

Net equity investments		$6,505		$4,620		$4,577

Investment securities	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.49%	$479,604	6.75%	$462,683	6.36%	$464,724

Deferred loan acquisition (income) costs		164		127		304
Unrealized appreciation (depreciation) on equities		381		44		1,105
Unrealized depreciation on loans		(6,992)		(7,844)		(14,298)

Net investments		$473,157 (3)		$455,010		$451,835

Medallion Bank investments
Consumer loans	15.67%	$353,355	16.81%	$264,691	17.73%	$199,843
Medallion loans	3.77	349,015	4.17	337,108	4.79	294,214
Commercial loans	4.91	53,786	4.94	70,103	4.97	76,606
Investment securities	2.47	24,925	2.37	20,951	2.51	25,419

Medallion Bank investments at cost (2)	9.19	781,081	9.02	692,853	9.06	596,082

Deferred loan acquisition costs		9,553		7,019		5,597
Unrealized appreciation (depreciation) on investment securities		(803)		835		714
Premiums paid on purchased securities		342		336		403
Unrealized depreciation on loans		(16,434)		(14,636)		(14,576)

Medallion Bank net investments		$773,739		$686,407		$588,220

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.

(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.05%, 8.02%, and 8.18% at December 31, 2013, 2012, and 2011.

(3)	Includes $814 for unrealized appreciation on Medallion Hamptons Holdings as of December 31, 2013.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at December 31, 2013 was 6.49% (5.23% for the loan portfolio), a decrease of 26 basis points from 6.75% at December 31, 2012, which was an increase of 39 basis points from 6.36% at December 31, 2011. The weighted average yield of the total managed portfolio at December 31, 2013 was 7.85% (8.05% for the loan portfolio), an increase of 2 basis points from 7.83% at December 31, 2012, which was a decrease of 17 basis points from 8.00% at December 31, 2011. The decrease in 2013 reflects the lower yields received on the portfolios as loans repriced, and the 2012 increase reflected the increased yield in our investment in Medallion Bank and other controlled subsidiaries. On a managed basis, the decrease reflected the general market condition of falling interest rates, and the resultant repricing downwards of most asset categories.

Medallion Loan Portfolio

Our medallion loans comprised 63% of the net portfolio of $473,157,000 at December 31, 2013, compared to 65% of the net portfolio of $455,010,000 at December 31, 2012, and 68% of $451,835,000 at December 31, 2011. Our managed medallion loans of $645,970,000 comprised 56% of the net managed portfolio of $1,144,596,000 at December 31, 2013, compared to 60% the net managed portfolio of $1,048,635,000 at December 31, 2012, and 63% of $956,626,000 at December 31, 2011. The medallion loan portfolio increased by $3,473,000 or 1% in 2013 (and increased by $15,367,000 or 2% on a managed basis), primarily reflecting portfolio growth in most markets, partially offset by a decline in the New York market, and on a managed basis, reflecting a reduction in third party participations sold, partially offset by the above and the strong overall portfolio growth at Medallion Bank, particularly in Chicago. Total medallion loans serviced for third parties were $24,875,000, $57,676,000, and $75,866,000 at December 31, 2013, 2012, and 2011.

The weighted average yield of the medallion loan portfolio at December 31, 2013 was 4.02%, a decrease of 44 basis points from 4.46% at December 31, 2012, which was a decrease of 65 basis points from 5.11% at December 31, 2011. The weighted average yield of the managed medallion loan portfolio at December 31, 2013 was 3.89%, a decrease of 42 basis points from 4.31% at December 31, 2012, which was a decrease of 65 basis points from 4.96% at December 31, 2011. The decreases in yield primarily reflected the effects of borrower refinancings. At December 31, 2013, 32% of the medallion loan portfolio represented loans outside New York, compared to 29% and 26% at year-end 2012 and 2011. At December 31, 2013, 26% of the managed medallion loan portfolio represented loans outside New York, compared to 22% at year-end 2012 and 2011. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 13% of the net investment portfolio as of December 31, 2013, compared to 12% and 12% at December 31, 2012 and 2011, and were 10%, 12%, and 13% on a managed basis. Commercial loans increased by $3,249,000 or 6% during 2013 (decreased by $13,950,000 or 11% on a managed basis). The increase primarily reflected growth in the other secured commercial loan portfolio, partly offset by repayments in the high-yield mezzanine loan portfolio, and on a managed basis, primarily reflected the changes described above and decreases in Medallion Bank’s asset-based portfolio. Net commercial loans serviced by third parties were $255,000, $12,575,000, and $14,298,000 at December 31, 2013, 2012, and 2011.

The weighted average yield of the commercial loan portfolio at December 31, 2013 was 10.60%, a decrease of 99 basis points from 11.59% at December 31, 2012, which was down 66 basis points from 12.25% at December 31, 2011. The weighted average yield of the managed commercial loan portfolio at December 31, 2013 was 8.07%, a decrease of 6 basis points from 8.13% at December 31, 2012, which was down 28 basis points from 8.41% at December 31, 2011. The decreases reflected the continued lowering of interest rates in the economy as loans repriced, especially in the secured mezzanine loan portfolio, and the lower proportion of higher-yielding mezzanine loans in the portfolio in 2013. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At December 31, 2013, variable-rate loans represented 12% of the commercial portfolio, compared to 13% and 14% at December 31, 2012 and 2011, and were 49%, 56%, and 57% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 31% of the managed net investment portfolio as of December 31, 2013, compared to 25% and 20% at December 31, 2012 and 2011. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers and home improvements located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 15.67% at December 31, 2013, compared to 16.81% and 17.73% at December 31, 2012 and 2011. Adjustable rate loans represented 68% of the managed consumer portfolio at December 31, 2013, compared to 76% and 80% at December 31, 2012 and 2011.

Delinquency and Loan Loss Experience

We generally follow a practice of discontinuing the accrual of interest income on our loans that are in arrears as to payments for a period of 90 days or more. We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances. A loan is considered to be delinquent if the borrower fails to make a payment on time; however, during the course of discussion on delinquent status, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. For loan modifications, the loan will only be returned to accrual status if all past due interest and principal payments are brought fully current. For credit that is collateral based, we evaluate the anticipated net residual value we would receive upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure. For credit that is cash flow-based, we assess our collateral position, and evaluate most of these relationships as ongoing businesses, expecting to locate and install a new operator to run the business and reduce the debt.

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

The following table shows the trend in loans 90 days or more past due as of December 31,

	2013		2012		2011
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$—	0.0%	$—	0.0%	$35	0.0%

Commercial loans
Secured mezzanine	2,018	0.6	2,380	0.7	14,930	4.0
Asset-based receivable	494	0.1	—	0.0	—	0.0
Other secured commercial	—	0.0	—	0.0	390	0.1

Total commercial loans	2,512	0.7	2,380	0.7	15,320	4.1

Total loans 90 days or more past due	$2,512	0.7%	$2,380	0.7%	$15,355	4.1%

Total Medallion Bank loans	$3,817	0.5%	$1,252	0.2%	$1,265	0.2%

Total managed loans 90 days or more past due	$6,329	0.6%	$3,632	0.4%	$16,620	1.8%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At December 31, 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At December 31, 2013, five of the secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The two remaining loans are still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Valuation allowance	(145)	(1,145)	(1,290)

Net loans outstanding	144	1,146	1,290

Other receivables	560	10,642	11,202
Valuation allowance	(168)	(3,193)	(3,361)

Net other receivables	392	7,449	7,841

Total net outstanding	536	8,595	9,131

Income foregone in 2013	$159	$510	$669

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Medallion loan delinquencies declined and remained at the same level for the recent two years from consistent collection efforts. Secured mezzanine delinquencies have declined as a result of continued collection efforts. Other secured commercial loan delinquencies declined as a result of the successful repayment of a past due loan. The increase in delinquencies in the asset-based and Medallion Bank loan portfolios reflects the status of the loans described in the preceding paragraph. Medallion Bank continued with low levels of delinquency in its consumer loan portfolio. In addition to the delinquencies in the loan portfolio as described above, receivables from bonuses relating to certain investments of $6,468,000 were delinquent at December 31, 2013. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2013, 2012, and 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	825	3,518	4,343
Depreciation on investments	—	(5,708)	79	(63)	(5,692)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	2,627	—	—	2,627

Balance December 31, 2011	—	(14,298)	1,105	24,564	11,371
Net change in unrealized
Appreciation on investments	—	—	(1,266)	9,129	7,863
Depreciation on investments	—	(759)	3	(3)	(759)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	7,213	202	67	7,482

Balance December 31, 2012	—	(7,844)	44	33,757	25,957
Net change in unrealized
Appreciation on investments	—	—	820	6,815	7,635
Depreciation on investments	—	(129)	(376)	(56)	(561)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	397	365	—	762
Other	—	584	(472)	(112)	—

Balance December 31, 2013	$—	($6,992)	$381	$40,404	$33,793

The following table presents credit-related information for the investment portfolios as of December 31.

(Dollars in thousands)	2013	2012	2011
Total loans
Medallion loans	$297,861	$294,388	$307,167
Commercial loans	60,168	56,919	54,159

Total loans	358,029	351,307	361,326
Investment in Medallion Bank and other controlled subsidiaries	108,623	99,083	85,932
Equity investments (1)	6,505	4,620	4,577
Investment securities	—	—	—

Net investments	$473,157	$455,010	$451,835

Net investments at Medallion Bank and other controlled subsidiaries	$773,739	$686,407	$588,220
Managed net investments	$1,144,596	$1,048,635	$956,626

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—
Commercial loans	(6,992)	(7,844)	(14,298)

Total loans	(6,992)	(7,844)	(14,298)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Equity investments	381	44	1,105
Investment securities	—	—	—

Total unrealized depreciation on investments (2)	($6,611)	($7,800)	($13,193)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($17,237)	($13,801)	($13,862)
Managed total unrealized depreciation on investments (2)	($23,848)	($21,601)	($27,055)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%
Commercial loans	(10.40)	(12.10)	(20.86)
Total loans	(1.92)	(2.18)	(3.81)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	6.22	0.97	31.82
Investment securities	—	—	—
Net investments	(1.38)	(1.69)	(2.84)

Net investments at Medallion Bank and other controlled subsidiaries	(2.21%)	(1.99%)	(2.33%)
Managed net investments	(2.06%)	(2.03%)	(2.77%)

(1)	Represents common stock and warrants held as investments.

(2)	Excludes $814, $0, and $0 for unrealized appreciation on Medallion Hamptons Holding, a wholly owned subsidiary, at December 31, 2013, 2012, and 2011.

(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the years ended December 31, 2013, 2012, and 2011.

(Dollars in thousands)	2013	2012	2011
Realized gains (losses) on loans and equity investments(1)
Medallion loans	$40	$4	$—
Commercial loans	1,017	(7,295)	(2,672)

Total loans	1,057	(7,291)	(2,672)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	(365)	634	2,126
Investment securities	—	—	—

Total realized gains (losses) on loans and equity investments	$692	($6,657)	($546)

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(5,855)	(4,424)	(6,264)

Total managed realized gains (losses) on loans and equity investments	($5,163)	($11,081)	($6,810)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	0.01%	0.00%	—%
Commercial loans	1.48	(10.60)	(3.34)
Total loans	0.29	(2.05)	(0.68)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	(7.01)	14.79	55.30
Investment securities	—	—	—
Net investments	0.15	(1.47)	(0.11)

Net investments at Medallion Bank and other controlled subsidiaries	(0.79%)	(0.69%)	(1.10%)
Managed net investments	(0.46%)	(1.10%)	(0.70%)

(1)	Excludes realized gains (losses) of $0, ($74), and $0 for the years ended December 31, 2013, 2012, and 2011, related to foreclosed properties.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2013, 2012, and 2011.

(Dollars in thousands)	2013	2012	2011
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$820	($1,266)	$825
Unrealized depreciation	(506)	(755)	(5,629)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	5,060	7,896	7,668
Realized gains	—	—	—
Realized losses	762	7,415	2,627
Net unrealized gains on foreclosed properties and other assets	6,759	9,193	3,455

Total	$12,895	$22,483	$8,946

Net realized gains (losses) on investments
Realized gains	$—	$—	$—
Realized losses	(762)	(7,415)	(2,627)
Other gains	1,368	516	2,171
Direct recoveries (charge-offs)	86	242	(90)
Realized losses on foreclosed properties and other assets	—	(74)	—

Total	$692	($6,731)	($546)

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 23%, 22%, and 19% of our total portfolio at December 31, 2013, 2012, and 2011. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $5,000,000 in 2013. Separately, Medallion Bank declared dividends to us of $12,000,000 in 2013, $10,500,000 in 2012, and $5,500,000 in 2011. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at December 31, 2013, 2012, and 2011. Equity investments were 1% of our total managed portfolio at December 31, 2013, 2012, and 2011. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at December 31, 2013, 2012, and 2011. Investment securities were 2%, 2%, and 3% of our total managed portfolio at December 31, 2013, 2012, and 2011. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the years ended December 31, 2013, 2012, and 2011. Our average balances were flat reflecting the recent equity offerings, and decreased from 2011 reflecting the sourcing of more business to Medallion Bank, which also increased due to the growth in its consumer loans portfolio. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, and the repricing of term borrowings.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2013
Revolving lines of credit	$2,489	$152,686	1.63%
Notes payable to banks	2,255	70,960	3.18
SBA debentures	2,810	59,802	4.70
Preferred securities	807	33,000	2.44

Total	$8,361	$316,448	2.64

Medallion Bank borrowings	5,271	639,016	0.83

Total managed borrowings	$13,632	$955,464	1.43

December 31, 2012
Revolving lines of credit	$2,890	$158,892	1.82%
Notes payable to banks	2,502	62,939	3.97
SBA debentures	3,464	59,550	5.82
Preferred securities	2,002	33,000	6.07

Total	$10,858	$314,381	3.45

Medallion Bank borrowings	5,094	548,268	0.93

Total managed borrowings	$15,952	$862,649	1.85

December 31, 2011
Revolving lines of credit	$3,034	$174,081	1.74%
Notes payable to banks	3,458	75,859	4.56
SBA debentures	4,508	76,719	5.88
Preferred securities	2,538	33,000	7.69

Total	$13,538	$359,659	3.76

Medallion Bank borrowings	6,058	486,414	1.25

Total managed borrowings	$19,596	$846,073	2.32

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2013, 2012, and 2011, short-term adjustable rate debt constituted 68%, 70%, and 68% of total debt, and was 22%, 24%, and 28% on a fully managed basis including the borrowings of Medallion Bank.

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

Consolidated Results of Operations

For the Years Ended December 31, 2013 and 2012

Net increase in net assets resulting from operations was $25,776,000 or $1.16 per diluted common share in 2013, up $1,259,000 or 5% from $24,517,000 or $1.21 per share in 2012, primarily reflecting higher net interest and noninterest income, partially offset by lower net realized/unrealized gains and higher operating expenses. Net investment income after taxes was $12,189,000 or $0.55 per share in 2013, up $3,424,000 or 39% from $8,765,000 or $0.43 in 2012.

Investment income was $34,929,000 in 2013, up $2,585,000 or 8% from $32,344,000 a year ago, and included $2,326,000 from interest recoveries and bonuses on certain investments in 2013, compared to $444,000 in 2012. Also included in 2013 and 2012 were $12,000,000 and $10,500,000 in dividends from Medallion Bank. Excluding those items, investment income decreased $797,000 or 4%, primarily reflecting the repricing of the portfolios to lower current market interest rates, and the sourcing of a greater proportion of our business to Medallion Bank. The yield on the investment portfolio was 7.60% in 2013, up 3% from 7.37% in 2012. Excluding the extra interest and dividends, the 2013 yield was down 8% to 4.49% from 4.87% in 2012, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $459,374,000 in 2013, up 5% from $439,100,000 a year ago, primarily reflecting portfolio growth partially offset by loan participations sold and loan payments received.

Medallion loans were $297,861,000 at year end, up $3,473,000 or 1% from $294,388,000 a year ago, representing 63% of the investment portfolio, compared to 65% a year ago, and were yielding 4.02% compared to 4.46% a year ago, a decrease of 10%, reflecting the repricing of the portfolio to lower current market interest rates. The increase in outstandings primarily reflected portfolio growth in most markets, partially offset by a decline in the New York market. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $670,845,000 at year end, down $17,434,000 or 3% from $688,279,000 a year ago, reflecting a reduction in third party participations sold, partially offset by the above and the strong overall portfolio growth at Medallion Bank, particularly in Chicago. The commercial loan portfolio was $60,168,000 at year end, compared to $56,919,000 a year ago, an increase of $3,249,000 or 6%, and represented 13% of the investment portfolio compared to 12% a year ago. The increase primarily reflected growth in the other secured commercial loan portfolio, partly offset by repayments in the high-yield mezzanine loan portfolio. Commercial loans yielded 10.60% at year end, down 9% from 11.59% a year ago, reflecting the change in portfolio mix and lower yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $111,851,000 at year end, down $1,630,000 or 1% from $113,481,000 a year ago, primarily reflecting the changes described above and decreases in Medallion Bank’s asset-based portfolio. Investments in Medallion Bank and other controlled subsidiaries were $108,623,000 at year end, up $9,540,000 or 10% from $99,083,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments, and investment appreciation, and which represented 23% of the investment portfolio, compared to 22% a year ago, and which yielded 11.05% at year end, compared to 10.60% a year ago, reflecting the increased level of dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $6,505,000 at year end, up $1,885,000 or 41% from $4,620,000 a year ago, primarily reflecting increased equity investment, and represented 1% of the investment portfolio at both year ends, and had a dividend yield of 0.86%, compared to 1.66% a year ago. Investment securities were zero at both year ends. See page 39 for a table that shows balances and yields by type of investment.

Interest expense was $8,361,000 in 2013, down $2,497,000 or 23% from $10,858,000 in 2012. The decrease in interest expense was primarily due to reduced funding costs. The cost of borrowed funds was 2.64% in 2013, compared to 3.45% a year ago, a decrease of 23%, reflecting the repricing of certain debt to lower interest rates, as well as the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $316,448,000 in 2013, compared to $314,380,000 a year ago, an increase of 1%, primarily reflecting decreased borrowings as proceeds from the recent equity raises has been utilized. See page 46 for a table that shows average balances and cost of funds for our funding sources.

Net interest income was $26,568,000 and the net interest margin was 5.78% in 2013, up $5,082,000 or 24% from $21,486,000 a year ago, which represented a net interest margin of 4.89%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $1,282,000 in 2013, up $147,000 or 13% from $1,135,000 a year ago, primarily reflecting higher prepayment fees in the mezzanine lending business and higher management fee income, partially offset by lower late charges and servicing and other fees generated from the portfolio base at Medallion Bank.

Operating expenses were $15,661,000 in 2013, up $1,805,000 or 13% from $13,856,000 in 2012. Salaries and benefits expense was $10,787,000 in the year, up $1,925,000 or 22% from $8,862,000 in 2012, primarily reflecting higher bonus accruals, stock-based compensation expense, and salaries, and also by lower allocations in the year to MSC. Professional fees were $1,540,000 in 2013, up $159,000 or 12% from $1,381,000 a year ago, primarily reflecting higher consultant and accounting costs related to investment activities, portfolio valuations, and assistance with enhancements to the operating and structural environment, partially offset by lower legal fees. Occupancy expense was $765,000 in 2013, down $63,000 or 8% from $828,000 in 2012, primarily reflecting higher rent allocated to unconsolidated portfolio companies. Other operating expenses of $2,569,000 in 2013 were down $216,000 or 8% from $2,785,000 a year ago, primarily reflecting lower franchise tax accruals, higher expense reimbursements from Medallion Bank, and lower stock registration fees, partially offset by higher director’s fees, travel and entertainment expenses, and insurance expense.

Income tax expense was $0 in 2013 and 2012.

Net change in unrealized appreciation on investments was $12,895,000 in 2013, compared to $22,483,000 in 2012, a decrease in appreciation of $9,588,000 or 43%. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was appreciation of $7,835,000 in 2013, compared to $14,587,000 in 2012, resulting in decreased appreciation of $6,752,000 or 46% in 2013. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2013 activity resulted from net appreciation on foreclosed property and other assets of $6,759,000, net appreciation on Medallion Bank and other controlled subsidiaries of $5,060,000, net unrealized appreciation on equity investments of $443,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $397,000, and reversals of unrealized depreciation associated with equity investments which were charged off of $365,000, partially offset by net unrealized depreciation on loans of $129,000. The 2012 activity resulted from net appreciation on foreclosed property of $9,193,000, net appreciation on Medallion Bank and other controlled subsidiaries of $7,896,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $7,213,000, and reversals of unrealized depreciation associated with equity investments which were sold of $202,000, partially offset by net unrealized depreciation on equity investments of $1,263,000 and net unrealized depreciation on loans of $758,000. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $12,000,000 in 2013 and $10,500,000 in 2012.

Our net realized gains on investments were $692,000 in 2013, compared to losses of $6,731,000 in 2012, an increase in realized gains of $7,423,000 in 2013. The 2013 activity reflected the reversals described in the unrealized paragraph above and gains on the sale of equity investments of $1,368,000 and net direct recoveries of $86,000. The 2012 activity reflected the reversals described above and net realized losses on sales of foreclosed property of $74,000, partially offset by gains on the sale of equity investments of $516,000 and net direct recoveries of $242,000.

Our net realized/unrealized gains on investments were $13,587,000 in 2013, compared to $15,752,000 in 2012, a decrease of $2,165,000 or 14% of net gains in the year, reflecting the above.

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

Interest expense was $10,858,000 in 2012, down $2,680,000 or 20% from $13,538,000 in 2011. The decrease in interest expense was primarily due to decreased levels of borrowing, but also reflected reduced funding costs. The cost of borrowed funds was 3.45% in 2012, compared to 3.76% a year ago, a decrease of 8%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $314,380,000 in 2012, compared to $359,659,000 a year ago, a decrease of 13%, primarily reflecting decreased borrowings as much of our portfolio growth has been in Medallion Bank. See page 46 for a table which shows average balances and cost of funds for our funding sources.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $61,985,000 with a weighted average interest rate of 4.17%, constituting 20% of our total indebtedness as of December 31, 2013. Also, as of December 31, 2013, portions of the adjustable rate debt with banks repriced at intervals of as long as 2 months, and certain of the certificates of deposit were for terms of up to 59 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2013, compared to the respective positions at the end of 2012 and 2011. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2013 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$7,803	$—	$—	$—	$—	$—	$—	$7,803
Adjustable-rate	193	3,022	—	542	—	—	—	3,757
Fixed-rate	21,578	73,668	185,362	43,708	24,009	—	4,972	353,297
Cash	52,172	—	—	—	—	—	—	52,172

Total earning assets	$81,746	$76,690	$185,362	$44,250	$24,009	$—	$4,972	$417,029

Interest bearing liabilities
Revolving lines of credit	$131,990	$—	$—	$—	$—	$—	$—	$131,990
Notes payable to banks	53,882	44	34,057	—	—	—	—	87,983
SBA debentures	6,000	6,500	—	—	—	3,000	46,485	61,985
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$224,872	$6,544	$34,057	$—	$—	$3,000	$46,485	$314,958

Interest rate gap	($143,126)	$70,146	$151,305	$44,250	$24,009	($3,000)	($41,513)	$102,071

Cumulative interest rate gap (2)	($143,126)	($72,980)	$78,325	$122,575	$146,584	$143,584	$102,071	—

December 31, 2012 (2)	($181,961)	($163,542)	$8,504	$45,211	$78,313	$81,009	$63,129	—
December 31, 2011 (2)	($163,313)	($124,585)	($29,456)	$30,710	$63,680	$70,283	$46,894	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (34%), (47%), and (40%), as of December 31, 2013, 2012, and 2011, and was (28%), (40%), and (26%) on a combined basis with Medallion Bank.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($30,301) or (7%) for December 31, 2013, compared to ($75,090) or (19%) and ($57,386) or (14%) for December 31, 2012 and 2011, and was ($97,043) or (8%), ($213,406) or (19%), and ($60,584) or (6%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $417,029,000 and interest rate sensitive liabilities were $314,958,000 at December 31, 2013. The one-year cumulative interest rate gap was a negative $143,126,000 or 34% of interest rate sensitive assets, compared to a negative $181,961,000 or 47% at December 31, 2012 and $163,313,000 or 40% at December 31, 2011. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $30,301,000 or 7% at December 31, 2013. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,215,577,000 and interest rate sensitive liabilities were $997,295,000 at December 31, 2013. The one-year cumulative interest rate gap was a negative $341,843,000 or 28% of interest rate sensitive assets, compared to a negative $442,219,000 or 40% and $272,395,000 or 26% at December 31, 2012 and 2011. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $97,043,000 or 8% at December 31, 2013.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $160,000,000 of notional value of principal from various multinational banks, with termination dates ranging to July 2015. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $41,000, $70,000, and $93,000 in 2013, 2012, and 2011, and all are carried at $0 on the balance sheet at December 31, 2013.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $150,000,000 revolving line of credit with DZ Bank had $18,010,000 of availability, $72,500,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $2,500,000, which was committed in January 2013.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $37,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at December 31, 2013. See Note 4 to the consolidated financial statements on page F-18 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$131,990	42%	1.14%
Notes payable to banks	87,983	28	2.89
SBA debentures	61,985	20	4.17
Preferred securities	33,000	10	2.37

Total outstanding debt	$314,958	100%	2.35

Deposits and other borrowings at Medallion Bank	682,337	—	0.65%

Total outstanding debt, including Medallion Bank	$997,295	—	1.18

(1)	Weighted average contractual rate as of December 31, 2013.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2013.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$—	$131,990	$—	$—	$—	$131,990
Notes payable to banks	31,550	14,713	41,720	—	—	—	87,983
SBA debentures	6,000	6,500	—	—	—	49,485	61,985
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$37,550	$21,213	$173,710	$—	$—	$82,485	$314,958

Deposits and other borrowings at Medallion Bank	331,330	146,559	172,153	23,243	9,052	—	682,337

Total, including Medallion Bank	$368,880	$167,772	$345,863	$23,243	$9,052	$82,485	$997,295

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments, although changes in the restrictions described previously, including the expiration in July 2013 of the prior moratorium on the acquisition of control of an industrial bank such as Medallion Bank by a “commercial firm,” and other applicable factors could change these conclusions in the future. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value”.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2013 by $1,311,000 on an annualized basis, compared to a positive impact of $1,282,000 at December 31, 2012, and the impact of such an immediate increase of 1% over a one year period would have been ($2,007,000) at December 31, 2013, compared to ($2,880,000) at December 31, 2012. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2013. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2012
Cash	$33,013	$2,768	$8,211	$1,746	$6,434	$—	$52,172	$26,875
Bank loans	124,827	35,582	—	—	74	—	$160,483	$126,207
Amounts undisbursed	64,500 (1)	8,000	—	—	—	—	72,500	60,000
Amounts outstanding	60,327	27,582	—	—	74	—	87,983	66,207
Average interest rate	2.78%	3.10%	—	—	10.32%	—	2.89%	3.09%
Maturity	5/14-11/16	5/14-12/16	—	—	2/15-3/16	—	5/14-12/16	4/13-1/16
Preferred securities	33,000	—	—	—	—	—	$33,000	$33,000
Average interest rate	2.37%	—	—	—	—	—	2.37%	2.44%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	150,000	—	—	—	—	$150,000	$200,000
Amounts undisbursed	—	18,010	—	—	—	—	18,010	36,372
Amounts outstanding	—	131,990	—	—	—	—	131,990	163,628
Average interest rate	—	1.14%	—	—	—	—	1.14%	1.24%
Maturity	—	12/16	—	—	—	—	12/16	12/13
SBA debentures	—	—	26,500	—	37,985	—	$64,485	$59,935
Amounts undisbursed	—	—	2,500	—	—	—	2,500	—
Amounts outstanding	—	—	24,000	—	37,985	—	61,985	59,935
Average interest rate	—	—	4.21%	—	4.15%	—	4.17%	4.91%
Maturity	—	—	3/14-3/24	—	3/15-9/23	—	3/14-3/24	3/13-3/23

Total cash and amounts remaining undisbursed under credit facilities	$97,513	$28,778	$10,711	$1,746	$6,434	$—	$145,182	$123,247

Total debt outstanding	$93,327	$159,572	$24,000	$—	$38,059	$—	$314,958	$322,770

Including Medallion Bank

Cash	—	—	—	—	—	$17,467	$17,467	$24,770
Deposits and other borrowings	—	—	—	—	—	682,337	682,337	602,151
Average interest rate	—	—	—	—	—	0.65%	0.65%	0.69%
Maturity	—	—	—	—	—	1/14-12/18	1/14-12/18	1/13-10/17

Total cash and amounts remaining undisbursed under credit facilities	$97,513	$28,778	$10,711	$1,746	$6,434	$17,467	$162,649	$148,017

Total debt outstanding	$93,327	$159,572	$24,000	$—	$38,059	$682,337	$997,295	$924,921

(1)	$27,500 of this availability can be used by MFC.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $18,010,000 under our revolving credit agreement with DZ Bank as of December 31, 2013. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, “Income Tax (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists – a consensus of the FASB Emerging Issues Task Force.” ASU 2013-11 requires, with limited exception, that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset. The update applies to all entities that have unrecognized tax benefits with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward which exists as of the reporting date. The update is effective for periods beginning after December 15, 2013, with early adoption permitted. As a BDC which has elected to be treated as a RIC for federal income tax purposes, we do not have any unrecognized tax benefits and as such the adoption of this standard had no impact on our financial condition or results of operations.

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

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if there is a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) that expired in July 2013. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. For more information, see “Risk Factors – Risks Relating to Our Business and Structure” – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value”.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2013 by $1,311,000 on an annualized basis, compared to a positive impact of $1,282,000 at December 31, 2012, and the impact of such an immediate increase of 1% over a one year period would have been ($2,007,000) at December 31, 2013, compared to ($2,880,000) at December 31, 2012. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2013 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2013 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company including the consolidated summary schedule of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2013, and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2013, and our report dated March 5, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ WeiserMazars LLP

New York, New York

March 5, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2014 for our fiscal year 2014 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2014 for our fiscal year 2014 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2014 for our fiscal year 2014 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2014 for our fiscal year 2014 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2014 for our fiscal year 2014 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Employment Agreement, dated August 3, 2006, by and between Medallion Financial Corp. and Michael Kowalsky. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.5	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.6	First Amended and Restated 2006 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 3 to Form 40-APP filed on June 18, 2012 (File No. 812-13666) and incorporated by reference herein.*

10.7	2009 Employee Restricted Stock Plan. Filed as Exhibit I to our definitive proxy statement for our 2010 Annual Meeting of Shareholders filed on April 29, 2010 (File No. 814-00188) and incorporated by reference herein.*

10.8	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.9	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.10	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.11	Amended and Restated Loan and Security Agreement, dated as of March 28, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.12	First Amendment to Amended and Restated Loan and Security Agreement, dated September 1, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2011 (File No. 814-00188) and incorporated by reference herein.

10.13	Second Amendment to Amended and Restated Loan and Security Agreement, dated January 8, 2013, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2013 (File No. 814-00188) and incorporated by reference herein.

10.14	Third Amendment to Amended and Restated Loan and Security Agreement, dated October 23, 2013, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2013 (File No. 814-00188) and incorporated by reference herein.

10.15	Amended and Restated Unlimited Guaranty, dated March 28, 2011, by Medallion Funding LLC, in favor of Sterling National Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.16	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.17	Commitment Letter, dated September 20, 2006, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on October 10, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.18	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 7, 2010. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.19	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on September 8, 2010. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.20	Commitment Letter, dated January 25, 2013, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on January 28, 2013. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2013 (File No. 814-00188) and incorporated by reference herein.

10.21	Commitment Letter, dated February 6, 2013, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on February 13, 2013. Filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 14, 2013 (File No. 814-00188) and incorporated by reference herein.

10.22	Commitment Letter, dated July 29, 2013, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on August 1, 2013. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2013 (File No. 814-00188) and incorporated by reference herein.

10.23	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.24	Amended and Restated Trust Agreement, dated as of June 7, 2007, among Medallion Financial Corp. as depositor, Wilmington Trust Company as property trustee and Delaware trustee and the Administrative Trustees named therein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.25	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.26	Loan and Security Agreement, dated as of December 12, 2008, among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.27	Amendment No. 1 to Loan and Security Agreement, dated as of August 5, 2009, by and among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009 (File No. 814-00188) and incorporated by reference herein.

10.28	Servicing Agreement, dated as of December 12, 2008, by and among Taxi Medallion Loan Trust III, Medallion Funding Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.29	Loan Sale and Contribution Agreement, dated December 12, 2008, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust III. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.30	Limited Recourse Guaranty, dated as of December 12, 2008, by Medallion Funding Corp., in favor of Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.31	Performance Guaranty, dated as of December 12, 2008, by Medallion Financial Corp., in favor of Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.32	Reaffirmation Agreement, dated as of February 26, 2010, by and among Medallion Funding LLC, Taxi Medallion Loan Trust III, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, in its capacity as Agent, and Wells Fargo Bank, National Association. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 5, 2010 (File No. 814-00188) and incorporated by reference herein.

10.33	Custodial Agreement, dated as of December 12, 2008, among DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, Taxi Medallion Loan Trust III, Wells Fargo Bank, National Association, and Medallion Funding Corp. Filed as Exhibit j.2 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.34	Omnibus Amendment, dated as of December 12, 2013, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2013 (File No. 814-00188) and incorporated by reference herein.

10.35	Second Amended and Restated Trust Agreement, dated as of December 12, 2013, by and between Medallion Funding LLC and U.S. Bank Trust, N.A. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2013 (File No. 814-00188) and incorporated by reference herein.

10.36	Custodian Agreement, effective July 23, 2003, among Wells Fargo Bank Minnesota, National Association, as custodian, and Medallion Financial Corp., Medallion Funding Corp. and Freshstart Venture Capital Corp. Filed as Exhibit j.1 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity. Filed herewith.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of WeiserMazars LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

Date: March 5, 2014

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein	Chairman of the Board of Directors	March 5, 2014
Alvin Murstein	and Chief Executive Officer (Principal Executive Officer)

/s/ Larry D. Hall	Senior Vice President and Chief Financial Officer	March 5, 2014
Larry D. Hall	(Principal Financial and Accounting Officer)

/s/ Andrew M. Murstein	President and Director	March 5, 2014
Andrew M. Murstein

/s/ Henry L. Aaron	Director	March 5, 2014
Henry L. Aaron

/s/ Mario M. Cuomo	Director	March 5, 2014
Mario M. Cuomo

/s/ Henry D. Jackson	Director	March 5, 2014
Henry D. Jackson

/s/ Stanley Kreitman	Director	March 5, 2014
Stanley Kreitman

/s/ Frederick A. Menowitz	Director	March 5, 2014
Frederick A. Menowitz

/s/ David L. Rudnick	Director	March 5, 2014
David L. Rudnick

/s/ Lowell P. Weicker, Jr.	Director	March 5, 2014
Lowell P. Weicker, Jr.

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the consolidated summary schedule of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2013 and the selected financial ratios and other data (see note 13) for each of the five years in the five-year period ended December 31, 2013. We have also audited the consolidated schedules of investments in and advances to affiliates as of and for the years ended December 31, 2013 and 2012. These consolidated financial statements, selected financial ratios and other data, and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements, selected financial ratios and other data, and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements, selected financial ratios and other data, and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2013 and 2012. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected financial ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of their operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2013 and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2013, in conformity with US generally accepted accounting principles. Also, in our opinion, the consolidated schedules of investments in and advances to affiliates, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ WeiserMazars LLP
New York, New York
March 5, 2014

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
Interest income on investments	$21,205	$20,301	$30,225
Dividends and interest income on short-term investments (1)	12,061	10,570	5,606
Medallion lease income	1,663	1,473	1,396

Total investment income	34,929	32,344	37,227

Total interest expense(2)	8,361	10,858	13,538

Net interest income	26,568	21,486	23,689

Total noninterest income	1,282	1,135	1,185

Salaries and benefits	10,787	8,862	8,480
Professional fees	1,540	1,381	1,515
Occupancy expense	765	828	911
Other operating expenses	2,569	2,785	3,205

Total operating expenses	15,661	13,856	14,111

Net investment income before income taxes(1) (3)	12,189	8,765	10,763
Income tax (provision) benefit	—	—	—

Net investment income after income taxes	12,189	8,765	10,763

Net realized gains (losses) on investments(4)	692	(6,731)	(546)

Net change in unrealized appreciation on investments	7,835	14,587	1,278
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	5,060	7,896	7,668

Net unrealized appreciation on investments	12,895	22,483	8,946

Net realized/unrealized gains on investments	13,587	15,752	8,400

Net increase in net assets resulting from operations	$25,776	$24,517	$19,163

Net increase in net assets resulting from operations per common share
Basic	$1.18	$1.23	$1.10
Diluted	$1.16	$1.21	$1.09

Dividends declared per share	$0.90	$0.85	$0.74

Weighted average common shares outstanding
Basic	21,850,415	19,912,883	17,426,097
Diluted	22,225,783	20,180,694	17,659,831

(1)	Includes $12,000, $10,500, and $5,500 of dividend income in 2013, 2012, and 2011 from Medallion Bank.

(2)	Average borrowings outstanding were $316,448, $314,380, and $359,659, and the related average borrowing costs were 2.64%, 3.45%, and 3.76% for the years ended December 31, 2013, 2012, and 2011.

(3)	Includes $925, $717, and $889 of net revenues received from Medallion Bank for the years ended December 31, 2013, 2012, and 2011 primarily for servicing fees, loan origination fees, and expense reimbursements. See notes 3 and 10 for additional information.

(4)	Represents net losses on investment securities of unaffiliated issuers except for a loss of $74 on foreclosed properties in 2012.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2013	December 31, 2012
Assets
Medallion loans, at fair value	$297,861	$294,388
Commercial loans, at fair value (1)	60,168	56,919
Investment in Medallion Bank and other controlled subsidiaries, at fair value	108,623	99,083
Equity investments, at fair value	6,505	4,620
Investment securities, at fair value	—	—

Net investments ($241,840 at December 31, 2013 and $236,357 at December 31, 2012 pledged as collateral under borrowing arrangements)	473,157	455,010
Cash and cash equivalents ($0 at December 31, 2013 and 2012 restricted as to use by lender)	52,172	26,875
Accrued interest receivable	907	957
Fixed assets, net	446	601
Foreclosed properties	50,403	43,588
Goodwill, net	5,069	5,069
Other assets, net	12,899	11,365

Total assets	$595,053	$543,465

Liabilities
Accounts payable and accrued expenses	$5,476	$3,144
Accrued interest payable	1,124	1,233
Funds borrowed	314,958	322,770

Total liabilities	321,558	327,147

Commitments and contingencies(2)	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,570,355 shares at December 31, 2013 and 23,251,937 shares at December 31, 2012 issued)	266	233
Treasury stock at cost (1,600,733 shares at December 31, 2013 and 2012)	(14,304)	(14,304)
Capital in excess of par value	268,522	217,621
Accumulated undistributed net investment loss	(14,782)	(13,189)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	33,793	25,957

Total shareholders’ equity (net assets)	273,495	216,318

Total liabilities and shareholders’ equity	$595,053	$543,465

Number of common shares outstanding	24,969,622	21,651,204
Net asset value per share	$10.95	$9.99

(1)	Includes $8,050 loans to controlled subsidiaries or entities under their control at December 31, 2013, and $3,081 at December 31, 2012.

(2)	See note 9 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
Net investment income after income taxes	$12,189	$8,765	$10,763
Net realized gains (losses) on investments	692	(6,731)	(546)
Net unrealized appreciation on investments	12,895	22,483	8,946

Net increase in net assets resulting from operations	25,776	24,517	19,163

Investment income, net	(10,608)	(7,695)	(12,251)
Return of capital	(8,933)	(8,688)	—
Realized gains from investment transactions, net	—	—	—

Dividends and distributions to shareholders (1)	(19,541)	(16,383)	(12,251)

Issuance of common stock(2)	45,407	34,655	—
Stock – based compensation expense	1,459	910	228
Exercise of stock options	4,068	1,115	1,677
Treasury stock acquired	—	—	(78)

Capital share transactions	50,934	36,680	1,827
Other	8	—	—

Total increase in net assets	57,177	44,814	8,739
Net assets at the beginning of the year	216,318	171,504	162,765

Net assets at the end of the year(3)	$273,495	$216,318	$171,504

Capital share activity
Common stock issued, beginning of year	23,251,937	19,320,303	18,992,319
Issuance of common stock(2)	2,900,000	3,500,000	—
Exercise of stock options	410,765	210,610	248,316
Issuance of restricted stock, net	7,653	221,024	79,668

Common stock issued, end of year	26,570,355	23,251,937	19,320,303

Treasury stock, beginning of year	(1,600,733)	(1,600,733)	(1,592,086)
Treasury stock acquired	—	—	(8,647)

Treasury stock, end of year	(1,600,733)	(1,600,733)	(1,600,733)

Common stock outstanding	24,969,622	21,651,204	17,719,570

(1)	Dividends declared were $0.90, $0.85, and $0.74 per share for the years ended December 31, 2013, 2012, and 2011.

(2)	On December 6, 2013, the Company sold 2,900,000 shares at an offering price of $16.40 per share, resulting in net proceeds after closing costs, underwriting commissions, etc. of $45,407 as of December 31, 2013, and on May 21, 2012, the Company sold 3,500,000 shares at an offering price of $10.72 per share, resulting in net proceeds of $34,655 as of December 31, 2012.

(3)	Includes $0, $0, and $1,134 of undistributed net investment income and $0, $0, and $0 of undistributed net realized gains on investments, and $9,010, $8,645, and $8,927 of capital loss carryforwards at December 31, 2013, 2012, and 2011.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$25,776	$24,517	$19,163
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	1,095	1,218	1,316
Amortization of origination costs, net	161	132	58
Increase in net unrealized appreciation on investments	(7,835)	(14,587)	(1,278)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(5,060)	(7,896)	(7,668)
Net realized (gain) losses on investments	(692)	6,731	546
Stock-based compensation expense	1,459	910	228
Decrease in accrued interest receivable	49	164	321
(Increase) decrease in other assets, net	(2,050)	2,303	(4,012)
Increase (decrease) in accounts payable and accrued expenses	2,332	(2,897)	939
Decrease in accrued interest payable	(108)	(475)	(206)

Net cash provided by operating activities	15,127	10,120	9,407

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(219,231)	(169,051)	(198,084)
Proceeds from principal receipts, sales, and maturities of investments	211,782	177,632	233,875
(Investments in) capital returned by Medallion Bank and other controlled subsidiaries, net	(4,480)	(5,255)	474
Capital expenditures	(23)	(301)	(216)

Net cash (used for) provided by investing activities	(11,952)	3,025	36,049

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	263,981	100,325	201,689
Repayments of funds borrowed	(273,843)	(125,584)	(213,879)
Issuance of SBA debentures	25,500	5,000	7,485
Repayments of SBA debentures	(23,450)	(14,750)	(18,050)
Proceeds from issuance of common stock, net	45,407	34,655	—
Proceeds from exercise of stock options	4,068	1,115	1,677
Payments of declared dividends	(19,541)	(16,383)	(12,251)
Purchase of treasury stock at cost	—	—	(78)

Net cash provided by (used for) financing activities	22,122	(15,622)	(33,407)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,297	(2,477)	12,049
CASH and cash equivalents, beginning of year	26,875	29,352	17,303

CASH and cash equivalents, end of year	$52,172	$26,875	$29,352

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$7,552	$10,280	$12,598
Cash paid during the year for income taxes	—	—	—
Non-cash investing activities-net transfers to (from) other assets	560	—	303

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $183,525,000 at December 31, 2013, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,157,000 at December 31, 2013, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $50,403,000 on the consolidated balance sheet at December 31, 2013, compared to $43,588,000 a year ago, and are considered non-qualifying assets under the 1940 Act.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits, and includes $1,600,000 related to a compensating balance requirements of several regional banking organizations.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 24% and 23% of the investment portfolio at December 31, 2013 and 2012, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,579,000 and $811,000 at December 31, 2013 and 2012, and non-marketable securities of $4,926,000 and $3,809,000 in the comparable periods. The $108,623,000 and $99,083,000 related to portfolio investments in controlled subsidiaries at December 31, 2013 and 2012 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as on the current moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013. Because of these restrictions and other factors, our Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in-fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 63% and 65% of the Company’s investment portfolio at December 31, 2013 and 2012 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 68% and 71% were in New York City at December 31, 2013 and 2012. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (13% and 12% at December 31, 2013 and 2012) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail and wholesale trade, and other service businesses. Approximately 28% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 23%, 1%, and 0% at December 31, 2013, and 22%, 1%, and 0% at December 31, 2012.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 56% and 60% at December 31, 2013 and 2012 (74% and 78% in New York City), commercial loans were 10% and 12%, and 31% and 25% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 2% and 2% at December 31, 2013 and 2012, and equity investments (including investments in controlled subsidiaries) were 1% and 1% at both year ends.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2013 and 2012, net loan origination costs were $164,000 and $127,000. Net amortization expense for the years ended December 31, 2013, 2012, and 2011 was $161,000, $132,000, and $58,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2013 and 2012, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2013, 2012, and 2011.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2013, 2012, and 2011, total non-accrual loans were $16,760,000, $20,607,000, and $25,795,000, and represented 5%, 6%, and 7% of the gross medallion and commercial loan portfolio at each year end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $9,826,000, $8,496,000, and $12,311,000 as of December 31, 2013, 2012, and 2011, of which $2,077,000, $3,196,000, and $4,349,000 would have been recognized in the years ended December 31, 2013, 2012, and 2011. The reduction in nonaccrual interest foregone and principal balances reflects the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $427,421,000 and $452,057,000 at December 31, 2013 and 2012, and included $402,801,000 and $406,956,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of December 31, 2013 and 2012. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on net investments was $33,793,000, $25,957,000, and $11,371,000 as of December 31, 2013, 2012, and 2011. Our investment in Medallion Bank, a wholly owned portfolio investment, is a also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Director in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2013, 2012, and 2011.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2010	$—	($11,217)	$201	$21,109	$10,093
Net change in unrealized
Appreciation on investments	—	—	825	3,518	4,343
Depreciation on investments	—	(5,708)	79	(63)	(5,692)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	2,627	—	—	2,627

Balance December 31, 2011	—	(14,298)	1,105	24,564	11,371
Net change in unrealized
Appreciation on investments	—	—	(1,266)	9,129	7,863
Depreciation on investments	—	(759)	3	(3)	(759)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	7,213	202	67	7,482

Balance December 31, 2012	—	(7,844)	44	33,757	25,957
Net change in unrealized
Appreciation on investments	—	—	820	6,815	7,635
Depreciation on investments	—	(129)	(376)	(56)	(561)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	397	365	—	762
Losses on investments	—	584	(472)	(112)	—

Balance December 31, 2013	$—	($6,992)	$381	$40,404	$33,793

The table below summarizes components of unrealized and realized gains and losses in the investment portfolios for the years ended December 31, 2013, 2012, and 2011.

(Dollars in thousands)	2013	2012	2011
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$820	($1,266)	$825
Unrealized depreciation	(506)	(755)	(5,629)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	5,060	7,896	7,668
Realized gains	—	—	—
Realized losses	762	7,415	2,627
Net unrealized gains on foreclosed properties and other assets	6,759	9,193	3,455

Total	$12,895	$22,483	$8,946

Net realized gains (losses) on investments
Realized gains	$—	$—	$—
Realized losses	(762)	(7,415)	(2,627)
Other gains	1,368	516	2,171
Direct recoveries (charge-offs)	86	242	(90)
Realized losses on foreclosed properties and other assets	—	(74)	—

Total	$692	($6,731)	($546)

The following table provides additional information on attributes of the nonperforming loan portfolio as of December 31, 2013 and 2012.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment
December 31, 2013
Medallion	$—	$—	$—
Commercial (2) (3)	16,760	23,938	19,566
December 31, 2012
Medallion	—	—	—
Commercial (2) (3)	20,607	28,391	25,367

(1)	As of December 31, 2013 and 2012, $6,884 and $7,729 of unrealized depreciation had been recorded as a valuation allowance on these commercial loans.
(2)	Interest income of $20 and $109 was recognized on these commercial loans for the years ended December 31, 2013 and 2012.
(3)	Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $7,178 and $7,784, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page F-9, as of December 31, 2013 and 2012.

The following tables show the aging of medallion and commercial loans as of December 31, 2013 and 2012.

December 31, 2013	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$252	$171	$—	$423	$297,195	$297,618	$—

Commercial loans
Secured mezzanine	—	1,512	2,018	3,530	42,570	46,100	—
Asset-based receivable	—	—	494	494	7,309	7,803	—
Other secured commercial	51	—	—	51	13,285	13,336	—

Total commercial loans	51	1,512	2,512	4,075	63,164	67,239	—

Total	$303	$1,683	$2,512	$4,498	$360,359	$364,857	$—

December 31, 2012	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$3,105	$1,047	$—	$4,152	$290,031	$294,183	$—

Commercial loans
Secured mezzanine	—	—	2,380	2,380	47,076	49,456	—
Asset-based receivable	—	—	—	—	7,631	7,631	—
Other secured commercial	437	56	—	493	7,261	7,754	—

Total commercial loans	437	56	2,380	2,873	61,968	64,841	—

Total	$3,542	$1,103	$2,380	$7,025	$351,999	$359,024	$—

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At December 31, 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At December 31, 2013, five of the secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The two remaining loans are still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Valuation allowance	(145)	(1,145)	(1,290)

Net loans outstanding	144	1,146	1,290

Other receivables	560	10,642	11,202
Valuation allowance	(168)	(3,193)	(3,361)

Net other receivables	392	7,449	7,841

Total net outstanding	536	8,595	9,131

Income foregone in 2013	$159	$510	$669

In addition to the loan portfolio delinquencies as described above, the receivable from bonuses related to certain investments of $6,468,000 was delinquent for more than 91 days at December 31, 2013 and is carried in other assets on the consolidated balance sheet.

The following table shows troubled debt restructurings which the Company entered into during the year ended December 31, 2013 and 2012.

				Troubled Debt Restructuring that Subsequently Defaulted
December 31, 2013 (Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment	Number of Loans	Recorded Investment
Medallion loans	—	$—	$—	—	$—

Commercial loans
Secured mezzanine	2	2,471	2,471	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	2	2,471	2,471	—	—

Total	2	$2,471	$2,471	—	$—

				Troubled Debt Restructuring that Subsequently Defaulted
December 31, 2012	Number of Loans	Pre- Modification Investment	Post- Modification Investment	Number of Loans	Recorded Investment
(Dollars in thousands)
Medallion loans	—	$—	$—	—	$—

Commercial loans
Secured mezzanine	3	7,646	7,096	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	3	7,646	7,096	—	—

Total	3	$7,646	$7,096	—	$—

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of December 31, 2013 and 2012, and that the impairment testing of goodwill is not required. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of December 31, 2013. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $179,000, $166,000, and $170,000 for the years ended December 31, 2013, 2012, and 2011.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $917,000, $1,016,000, and $1,052,000 for the years ended December 31, 2013, 2012, and 2011. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,506,000 and $1,337,000 at December 31, 2013 and 2012.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2012 and 2011, and anticipates qualifying and filing as a RIC for 2013. As a result, no provisions for income taxes have been recorded for the years ended December 31, 2013, 2012, and 2011. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net increase in net assets resulting from operations available to common shareholders	$25,776	$24,517	$19,163

Weighted average common shares outstanding applicable to basic EPS	21,850,415	19,912,883	17,426,097
Effect of dilutive stock options	215,429	199,670	218,448
Effect of restricted stock grants	159,939	68,141	15,286

Adjusted weighted average common shares outstanding applicable to diluted EPS	22,225,783	20,180,694	17,659,831

Basic earnings per share	$1.18	$1.23	$1.10
Diluted earnings per share	1.16	1.21	1.09

Potentially dilutive common shares excluded from the above calculations aggregated none, 159,720, and 290,396, shares as of December 31, 2013, 2012, and 2011.

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

During 2013, 2012, and 2011, the Company issued 11,742, 221,693, and 79,800 restricted shares of stock-based compensation awards, and during 2013 and 2012, the Company issued 18,000 and 8,000 shares of other stock-based compensation awards, and recognized $1,459,000, $910,000, and $228,000, or $0.07, $0.05, and $0.01 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2013, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $942,000, which is expected to be recognized over the next 12 quarters (see Note 5).

Dividends to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Dividends paid from
Investment income, net	$10,608	$7,695	$12,251
Return of capital	8,933	8,688	—
Realized gains from investment transactions, net	—	—	—

Total dividends	$19,541	$16,383	$12,251

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2013, the Company had no undistributed net investment income or realized gains.

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $160,000,000 of notional value of principal from various multinational banks, with termination dates ranging to July 2015. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $41,000, $70,000, and $93,000 in 2013, 2012, and 2011, and all are carried at $0 on the balance sheet at December 31, 2013.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2013, 2012, and 2011.

(Dollars in thousands)	2013	2012	2011
Statement of comprehensive income
Investment income	$63,744	$56,467	$51,291
Interest expense	5,271	5,094	6,058

Net interest income	58,473	51,373	45,233
Noninterest income	117	437	635
Operating expenses (1)	18,584	15,741	13,756

Net investment income before income taxes	40,006	36,069	32,112
Income tax provision	10,718	12,097	9,487

Net investment income after income taxes	29,288	23,972	22,625
Net realized/unrealized losses of Medallion Bank (1)	(11,872)	(4,426)	(6,850)

Net increase in net assets resulting from operations of Medallion Bank	17,416	19,546	15,775
Unrealized depreciation on Medallion Bank (2)	(12,263)	(10,763)	(6,635)
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	(93)	(887)	(1,472)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$5,060	$7,896	$7,668

(1)	Excluded from operating expenses and included in net realized/unrealized losses of Medallion Bank is $1,064 of unrealized losses on other assets.

(2)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Loans	$749,315	$664,381
Investment securities, at fair value	24,464	22,122

Net investments ($0 pledged as collateral under borrowing arrangements at December 31, 2013 and 2012) (1)	773,779	686,503
Cash ($0 at December 31, 2013 and 2012 restricted as to use by lender)	17,467	24,770
Other assets, net	22,568	12,100

Total assets	$813,814	$723,373

Other liabilities	$2,249	$1,643
Due to affiliates	866	1,462
Deposits and other borrowings, including accrued interest payable	682,913	602,635

Total liabilities	686,028	605,740
Medallion Bank equity (2)	127,786	117,633

Total liabilities and equity	$813,814	$723,373

Investment in other controlled subsidiaries	$7,145	$6,914
Total investment in Medallion Bank and other controlled subsidiaries	108,623	99,083

(1)	Included in Medallion Bank’s net investments is $40 and $96 for purchased loan premium at December 31, 2013 and 2012.

(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2013 and 2012, the net premium on investment securities totaled $342,000 and $336,000, and $105,000, $177,000, and $76,000 was amortized to interest income for the years ended December 31, 2013, 2012, and 2011.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2013 and 2012, net loan origination costs were $9,553,000 and $7,019,000. Net amortization expense for the years ended December 31, 2013, 2012, and 2011 was $2,911,000, $2,334,000, and $2,188,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2013, $2,266,000 or 1% of consumer loans, $2,291,000 or 4% of commercial loans, and no medallion loans were on nonaccrual, compared to $2,451,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2012, and $2,264,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2011. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $85,000, $0, and $0 as of December 31, 2013, 2012, 2011. See also the paragraph and table on page F-13 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee, depending on the maturity of the deposit which averages 0.18% and, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2013 and 2012 was $1,697,000 and $1,249,000, and $1,220,000, $1,140,000, and $1,053,000 was amortized to interest expense during 2013, 2012, and 2011. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Year Ending December 31,						December 31, 2013	December 31, 2012	Interest Rate (1)
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter
Deposits and other borrowings	$331,330	$146,559	$172,153	$23,243	$9,052	$—	$682,337	$602,151	0.65%

(1)	Weighted average contractual rate as of December 31, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $5,000,000 in 2013. Separately, Medallion Bank declared dividends to the Company of $12,000,000 in 2013, $10,500,000 in 2012, and $5,500,000 in 2011.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of December 31, 2013 and 2012, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of December 31, 2013, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory		December 31, 2013	December 31, 2012
(Dollars in Thousands)	Minimum	Well-capitalized
Tier 1 capital	$—	$—	$127,512	$116,026
Total capital	—	—	137,494	124,791
Average assets	—	—	807,331	711,794
Risk-weighted assets	—	—	792,129	695,306
Leverage ratio (1)	4%	5%	15.8%	16.3%
Tier 1 capital ratio (2)	4	6	16.1	16.7
Total capital ratio (2)	8	10	17.4	18.0

(1)	Calculated by dividing Tier 1 capital by average assets.

(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Year Ending December 31,						December 31, 2013	December 31, 2012	Interest Rate (1)
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter
Revolving lines of credit	$—	$—	$131,990	$—	$—	$—	$131,990	$163,628	1.14%
Notes payable to banks	31,550	14,713	41,720	—	—	—	87,983	66,207	2.89
SBA debentures	6,000	6,500	—	—	—	49,485	61,985	59,935	4.17
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.37

Total	$37,550	$21,213	$173,710	$—	$—	$82,485	$314,958	$322,770	2.35

(1)	Weighted average contractual rate as of December 31, 2013.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and the line reduced to $150,000,000, and of which $131,990,000 was outstanding at December 31, 2013. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate (which approximates LIBOR) plus 1.65%, and previously was the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.17% at December 31, 2013) plus 0.75%, or 90 day LIBOR (0.25% at December 31, 2013) plus 0.50%; plus 0.95%.

(B) SBA DEBENTURES

In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of December 31, 2013, $137,485,000 of commitments had been fully utilized, $2,500,000 of commitments were available, and $61,985,000 was outstanding.

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

(C) NOTES PAYABLE TO BANKS/OTHER LENDERS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years, as well as with other non-bank lenders. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on our consolidated balance sheets. The table below summarizes the key attributes of our various borrowing arrangements with these lenders as of December 31, 2013.

(Dollars in thousands)
Borrower	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at December 31, 2013		Monthly Payment	Average Interest Rate at December 31, 2013	Interest Rate Index (1)
The Company	6/6	4/11 - 9/13	5/14 - 7/16	Revolving line of credit secured by pledged loans	$115,000	(2)	$50,500		Interest only	2.84% + 0.25% unused fee	Various (2)
Medallion Chicago	3/28	12/11	12/16	Term loans secured by owned Chicago medallions (3)	25,708		24,888		$121 principal & interest	3.12%	N/A
The Company	3/4	1/09 - 6/13	12/14 - 11/16	Participated loans treated as financings	9,834		9,827		Proportionate to the payments received on the participated loans	2.50%	N/A
MFC	3/4	2/13 - 6/13	2/16 - 11/16	Participated loans treated as financings	2,697		2,694		Proportionate to the payments received on the participated loans	2.93%	N/A
FSVC	2/3	2/12 - 3/13	2/15 - 3/16	Participated loans treated as financings	76		74		Proportionate to the payments received on the participated loans	10.32%	N/A
MFC	1/1	1/05	5/14	Revolving line of credit secured by pledged loans	8,000		—	(4)	Interest only	—	Prime + 0.50%

					$161,315		$87,983

(1)	At December 31, 2013, 30 day LIBOR was 0.17%, 360 day LIBOR was 0.58%, and the prime rate was 3.25%.

(2)	$55,000 of these lines can also be used by MFC of which $20,000 of such usage would be guaranteed by the Company. Interest rates on these lines range from LIBOR plus 2% to LIBOR + 2.5%, all contain prime rate options from prime minus 0.5% to prime and two notes have a floor, and three notes have an unused fee.

(3)	$15,327 guaranteed by the Company.

(4)	Guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.25% at December 31, 2013) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At December 31, 2013, $33,000,000 was outstanding on the preferred securities.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At December 31, 2013, 153,673 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of December 31, 2013, 491,654 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock are issuable under the Amended Director Plan, and as of December 31, 2013, 82,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At December 31, 2013, 578,217 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 556,550 options were exercisable, and there were 234,268 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.41 and $1.25 per share for the years ended December 31, 2013 and 2012, and there were no options granted during 2011. The following assumption categories are used to determine the value of any option grants.

	Year ended December 31,
	2013	2012	2011
Risk free interest rate	1.24%	1.09%	NA
Expected dividend yield	8.07	7.53	NA
Expected life of option in years (1)	6.00	6.00	NA
Expected volatility (2)	30.00	30.00	NA

(1)	Expected life is calculated using the simplified method.

(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the Amended Director Plan for the years ended December 31, 2013, 2012, and 2011.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,495,968	$3.50-14.63	$8.75
Granted	—	—	—
Cancelled	(68,089)	4.85-14.63	12.35
Exercised (1)	(248,316)	3.87-11.21	6.75

Outstanding at December 31, 2011	1,179,563	3.50-13.06	8.96
Granted	8,000	11.53-12.55	11.91
Cancelled	(5,453)	4.85	4.85
Exercised (1)	(210,610)	3.50-11.21	5.29

Outstanding at December 31, 2012	971,500	3.50-13.06	9.80
Granted	18,000	13.84	13.84
Cancelled	(518)	9.22	9.22
Exercised (1)	(410,765)	3.50-13.06	9.90

Outstanding at December 31, 2013 (2)	578,217	$7.17-13.84	$9.85

Options exercisable at
December 31, 2011	1,111,007	$3.50-13.06	$9.02
December 31, 2012	942,333	3.50-13.06	9.83
December 31, 2013 (2)	556,550	7.17-13.06	9.71

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $1,794,000, $1,308,000, and $1,184,000 for 2013, 2012, and 2011.

(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2013 and the related exercise price of the underlying options, was $2,600,000 for outstanding options and $2,583,000 for exercisable options as of December 31, 2013.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the years ended December 31, 2013, 2012, and 2011.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2010	—	$—	$—
Granted	79,800	7.99-11.53	8.48
Cancelled	(132)	7.99	7.99
Vested (1)	—	—	—

Outstanding at December 31, 2011	79,668	7.99-11.53	8.48
Granted	221,693	11.08-12.55	11.56
Cancelled	(669)	7.99-11.53	10.32
Vested (1)	(375)	7.99	7.99

Outstanding at December 31, 2012	300,317	7.99-12.55	10.76
Granted	11,742	13.12-15.61	15.31
Cancelled	(4,088)	7.99-13.12	10.12
Vested (1)	(73,703)	11.08-12.55	11.56

Outstanding at December 31, 2013 (2)	234,268	$7.99-15.61	$10.72

(1)	The aggregate fair value of the restricted stock vested was $1,062,000, 4,000, and $0 for 2013, 2012, and 2011.

(2)	The aggregate fair value of the restricted stock was $3,362,000 as of December 31, 2013.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2013.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2012	29,167	$7.17-12.55	$8.92
Granted	18,000	13.84	13.84
Cancelled	—	—	—
Vested	(25,500)	7.17-12.55	8.46

Outstanding at December 31, 2013	21,667	$11.53-13.84	$13.54

The intrinsic value of the options vested was $143,000, $128,000, and $57,000 in 2013, 2012, and 2011.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2013 under the 1996 and 2006 Stock Option Plans and the Amended Director Plan.

	Options Outstanding			Options Exercisable
	Shares at December 31, 2013	Weighted average		Shares at December 31, 2013	Weighted average
Range of Exercise Prices		Remaining contractual life in years	Exercise price		Remaining contractual life in years	Exercise price
$7.17-13.84	578,217	3.64	9.85	556,550	3.42	9.71

The following table summarizes information regarding restricted stock outstanding at December 31, 2013 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
	Shares at December 31, 2013	Weighted average
Range of Grant Prices		Remaining vesting period in years	Grant price
$7.99-15.61	234,268	2.25	$10.72

(6) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2013, 2012, and 2011.

(Dollars in thousands except per share data)	March 31	June 30	September 30	December 31
2013 Quarter Ended
Investment income	$8,245	$7,543	$9,435	$9,706
Net investment income after income taxes	2,463	1,742	4,415	3,569
Net increase in net assets resulting from operations	6,472	6,249	6,397	6,658
Net increase in net assets resulting from operations per common share
Basic	$0.30	$0.29	$0.29	$0.29
Diluted	0.30	0.28	0.29	0.29

2012 Quarter Ended
Investment income	$7,863	$8,064	$7,147	$9,270
Net investment income after income taxes	1,611	1,793	1,337	4,024
Net increase in net assets resulting from operations	5,466	5,917	6,611	6,523
Net increase in net assets resulting from operations per common share
Basic	$0.31	$0.31	$0.31	$0.31
Diluted	0.30	0.30	0.31	0.30

2011 Quarter Ended
Investment income	$9,597	$8,413	$8,029	$11,188
Net investment income after income taxes	2,841	1,479	1,376	5,067
Net increase in net assets resulting from operations	4,280	4,416	4,835	5,632
Net increase in net assets resulting from operations per common share
Basic	$0.25	$0.25	$0.28	$0.32
Diluted	0.24	0.25	0.27	0.32

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, “Income Tax (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists – a consensus of the FASB Emerging Issues Task Force.” ASU 2013-11 requires, with limited exception, that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset. The update applies to all entities that have unrecognized tax benefits with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward which exists as of the reporting date. The update is effective for periods beginning after December 15, 2013, with early adoption permitted. As a BDC which has elected to be treated as a RIC for federal income tax purposes, the Company does not have any unrecognized tax benefits, and as such, the adoption of this standard had no impact on its financial condition or results of operations.

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

Employment agreements expire at various dates through 2018. At December 31, 2013, minimum payments under employment agreements are as follows:

(Dollars in thousands)
2014	$1,097
2015	657
2016	657
2017	657
2018	274
Thereafter	—

Total	$3,342

(b) Other Commitments

The Company had portfolio commitments outstanding of $1,129,000 at December 31, 2013. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $28,407,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through December 31, 2021. At December 31, 2013, minimum rental commitments for non-cancelable leases are as follows:

(Dollars in thousands)
2014	$1,206
2015	1,163
2016	659
2017	165
2018	74
Thereafter	236

Total	$3,503

Occupancy expense was $765,000, $828,000, and $911,000 for the years ended December 31, 2013, 2012, and 2011.

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $354,000, $386,000, and $421,000 in 2013, 2012, and 2011. Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s portfolio companies. Mr. Rudnick receives a salary from LAX of $160,000 per year, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

At December 31, 2013, 2012, and 2011, MSC serviced $402,801,000, $406,956,000, and $370,068,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $5,920,000, $6,066,000, and $5,492,000 of servicing fee income was earned by MSC in the years ended December 31, 2013, 2012, and 2011.

The following table summarizes the net revenues received from Medallion Bank.

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Reimbursement of operating expenses	$571	$286	$243
Loan origination fees	336	408	625
Servicing fees	18	23	21

Total other income	$925	$717	$889

(11) SHAREHOLDERS’ EQUITY

On December 6, 2013, the Company sold 2,900,000 shares at an offering price of $16.40 per share, resulting in net proceeds after closing costs, underwriting commissions, etc. of $45,407,000 as of December 31, 2013, and on May 21, 2012, the Company sold 3,500,000 shares at an offering price of $10.72 per share, resulting in net proceeds of $34,655,000 as of December 31, 2012.

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases, which expires in May 2014. In November 2004, the repurchase program was increased by an additional $10,000,000. As of December 31, 2013, a total of 1,580,615 shares had been repurchased for $13,971,973.

(12) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Prepayment fees	$743	$584	$561
Servicing fees	193	223	277
Late charges	143	209	213
Other	203	119	134

Total noninterest income	$1,282	$1,135	$1,185

Prepayment fees were up in 2013 compared to 2012 and 2011, reflecting larger than normal fees received from mezzanine loan prepayments in 2013. The decrease in servicing fees reflected the fluctuations in the servicing and loan origination activities performed for Medallion Bank. Late charges declined as delinquencies improved in all business units. The increase in other income reflected management fees received from a portfolio investment company.

The major components of other operating expenses were as follows.

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Travel, meals, and entertainment	$892	$855	$808
Directors’ fees	432	330	405
Insurance	214	181	180
Office expense	193	216	232
Depreciation and amortization	179	166	170
Miscellaneous taxes	169	350	424
Investment management expenses	148	130	170
Telephone	139	126	163
Bank charges	133	145	130
Other expenses	70	286	523

Total other operating expenses	$2,569	$2,785	$3,205

Travel, meals, and entertainment increased due to an increase in investment development activities. Director’s fees increased reflecting 2012 accrual adjustments. Lower miscellaneous taxes, which include franchise, excise, road, and other governmental assessments, reflected a franchise tax benefit recognized in 2013. Other operating expenses were lower, reflecting higher expense reimbursements from Medallion Bank, expense reduction efforts, and reversals of accrued liabilities.

(13) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Net share data
Net asset value at the beginning of the year	$9.99	$9.68	$9.35	$9.27	$9.97
Net investment income	0.55	0.43	0.61	0.56	0.46
Income tax (provision) benefit	0.00	0.00	0.00	0.00	0.00
Net realized gains (losses) on investments	0.03	(0.33)	(0.03)	(0.43)	(0.23)
Net change in unrealized appreciation (depreciation) on investments	0.58	1.11	0.51	0.51	(0.17)

Net increase in net assets resulting from operations	1.16	1.21	1.09	0.64	0.06
Issuance of common stock	0.67	(0.07)	(0.04)	—	—
Repurchase of common stock	—	—	—	0.03	—
Distribution of net investment income	(0.48)	(0.39)	(0.70)	(0.60)	(0.76)
Return of capital	(0.41)	(0.44)	—	—	—
Distribution of net realized gains on investments	—	—	—	—	—

Total distributions	(0.89)	(0.83)	(0.70)	(0.60)	(0.76)
Other	0.02	—	(0.02)	0.01	—

Total increase (decrease) in net asset value	0.96	0.31	0.33	0.08	(0.70)

Net asset value at the end of the year (1)	$10.95	$9.99	$9.68	$9.35	$9.27

Per share market value at beginning of year	$11.74	$11.38	$8.20	$8.17	$7.63
Per share market value at end of year	14.35	11.74	11.38	8.20	8.17
Total return (2)	29%	11%	49%	8%	18%

Ratios/supplemental data
Total shareholders’ equity (net assets)	$273,495	$216,318	$171,504	$162,765	$162,977
Average net assets	225,653	197,504	166,738	161,620	172,558
Total expense ratio (3) (4) (5)	11%	13%	17%	19%	21%
Operating expenses to average net assets (4) (5)	6.94	7.02	8.46	10.10	11.43
Net investment income after taxes to average net assets (5)	5.40	4.44	6.46	6.11	4.74

(1)	Includes $0.00, $0.00, $0.06, $0.17, and $0.29 of undistributed net investment income per share as of December 31, 2013, 2012, 2011, 2010, and 2009, and $0.00 of undistributed net realized gains per share for all years presented.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC in 2010, and includes $1,622 of costs related to winding up the operations of the SPAC’s in 2009. Excluding these amounts, the total expense ratios were 20% in 2010 and 2009, and the operating expense ratios were 11.11% and 10.49%.
(5)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $5,920, $6,066, $5,492, and $412, and operating expenses of $5,841, $6,359, $5,659, and $349, which formerly were the Company’s, were now MSC’s for the years ended December 31, 2013, 2012, 2011, and 2010. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 13.23%, 9.53%, and 5.39% in 2013, 15.73%, 10.23%, and 4.29% in 2012, 20%, 12%, and 6.36% in 2011, and 20%, 11.32%, and 6.15% in 2010, also including the amounts referred to in footnote 4 to this table.

(14) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company matches employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank and other unconsolidated, wholly-owned portfolio companies, was approximately $161,000, $113,000, and $110,000 for the years ended December 31, 2013, 2012, and 2011.

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2013 and 2012, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$473,157	$473,157	$455,010	$455,010
Cash (1)	52,172	52,172	26,875	26,875
Accrued interest receivable (2)	907	907	957	957
Financial liabilities
Funds borrowed(2)	314,958	314,958	322,770	322,770
Accrued interest payable(2)	1,124	1,124	1,233	1,233

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

(16) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during 2013.

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the assets or liability (examples include certain private equity investments, and certain residential and commercial mortgage-related assets, including loans, securities, and derivatives).

A review of fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category as of the beginning of the quarter in which the reclassifications occur. The following paragraphs describe the sensitivity of the various level 3 valuations to the factors that are relevant in their valuation analysis.

Medallion loans and the asset-based portion of the commercial loan portfolio are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect against losses to the Company. As a result, the initial valuation assessment is that as long as the loan is current and performing, its fair value approximates the par value of the loan. To the extent a loan becomes nonperforming, the collateral value has almost always been adequate to result in a complete recovery. In a case where the collateral value was inadequate, an unrealized loss would be recorded to reflect any shortfall. Collateral values for medallion loans are typically obtained from transfer prices reported by the regulatory agency in a particular local market (e.g. New York City Taxi and Limousine Commission). Collateral values for asset based loans are confirmed through daily borrowing base analysis of borrower availability, confirmations obtained from a borrower’s underlying customers, and field examinations by us or third parties engaged by us. These portfolios are generally at very low loan to collateral value ratios, and as a result, are generally not highly sensitive to changes in collateral values as only a very significant downward movement would have an impact on the Company’s valuation analysis, potentially resulting in a significantly lower fair market value measurement.

The mezzanine and other secured commercial portions of the commercial loan portfolio are a combination of cash flow and collateral based lending. The initial valuation assessment is that as long as the loan is current and performing, its fair value approximates the par value of the loan. If a loan becomes nonperforming, an evaluation is performed which considers and analyzes a variety of factors which may include the financial condition and operating performance of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, the relationships between current and projected market rates and portfolio rates of interest and maturities, as well as general market trends for businesses in the same industry. Since each individual nonperforming loan has its own unique attributes, the factors analyzed, and their relative importance to each valuation analysis, differ between each asset, and may differ from period to period for a particular asset. The valuation is highly sensitive to changes in the assumptions used. To the extent that any assumption in the analysis changes significantly from one period to another, that change could result in a significantly lower or higher fair market value measurement. For example, if a borrower’s valuation was determined primarily on the cash flow generated from their business, then if that cash flow deteriorated significantly from a prior period valuation, that could have a material impact on the valuation in the current period.

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013. Because of these restrictions and other factors, the Company’s Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, the Company uses the actual results of operations as the best estimate of changes in fair value, and records the results as a component of unrealized appreciation (depreciation) on investments.

Investments in controlled subsidiaries, other than Medallion Bank, and equity investments are valued similarly, while also considering available current market data, including relevant and applicable market trading and transaction comparables, the nature and realizable value of any collateral, applicable interest rates and market yields, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, and borrower financial analysis, among other factors. As a result of this valuation process, the Company uses the actual results of operations of the controlled subsidiaries as the best estimate of changes in fair value, in most cases, and records the results as a component of unrealized appreciation (depreciation) on investments. For the balance of controlled subsidiary investments and equity positions, the result of the analysis results in changes to the value of the position if there is clear evidence that it’s value has either decreased or increased in light of the specific facts considered for each investment. The valuation is highly sensitive to changes in the assumptions used. To the extent that any assumption in the analysis changes significantly from one period to another, that change could result in a significantly lower or higher fair market value measurement. For example, if an investee’s valuation was determined primarily on the cash flow generated from their business, then if that cash flow deteriorated significantly from a prior period valuation, that could have a material impact on the valuation in the current period.

The following tables present Medallion’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2013 Assets
Medallion loans	$—	$—	$297,861	$297,861
Commercial loans	—	—	60,168	60,168
Investment in Medallion Bank and other controlled subsidiaries	—	—	108,623	108,623
Equity investments	280	—	6,225	6,505
Foreclosed properties	—	50,403	—	50,403
Other assets	—	9,584	392	9,976

2012 Assets
Medallion loans	$—	$—	$294,388	$294,388
Commercial loans	—	—	56,919	56,919
Investment in Medallion Bank and other controlled subsidiaries	—	—	99,083	99,083
Equity investments	231	—	4,389	4,620
Foreclosed properties	—	43,588	—	43,588
Other assets	—	8,861	—	8,861

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the years ended December 31, 2013 and 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2012	$294,388	$56,919	$99,083	$4,389	—
Gains (losses) included in earnings	40	1,869	17,060	394	(56)
Purchases, investments, and issuances	200,674	16,842	8,966	2,076	—
Sales, maturities, settlements, and distributions(1)	(197,241)	(16,857)	(15,116)	(161)	—
Transfers, in (out)	—	1,395	(1,370)	(473)	448

December 31, 2013	$297,861	$60,168	$108,623	$6,225	$392

Amounts related to held assets(2)	$—	($145)	$17,060	$394	(168)

(1)	During 2013, $1,370 of investment in Medallion Fine Arts, Inc. was reclassified as a loan, and $560 of loans were transferred to other receivables.

(2)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2011	$307,167	$54,159	$85,932	$4,346	—
Gains (losses) included in earnings	4	(840)	18,396	(428)	—
Purchases, investments, and issuances	149,726	18,374	8,553	950	—
Sales, maturities, settlements, and distributions	(162,509)	(14,774)	(13,798)	(479)	—

December 31, 2012	$294,388	$56,919	$99,083	$4,389	—

Amounts related to held assets(1)	$—	($758)	$18,396	$908	—

(1)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2012.

Significant Unobservable Inputs

ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The tables below are not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2013 and 2012 were as follows:

(Dollars in thousands)	Fair Value at 12/31/13	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$297,861	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 89%(39%	)

Commercial Loans - Asset-Based	7,476	Borrower collateral analysis	Adequacy of collateral (loan to value)	6% - 86%(63%	) (1)

Commercial Loans – Mezzanine and Other	52,692	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3.00% - 17.00%(11.29%	)

Investment in Medallion Bank	101,478	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	3,750	Market comparables	Valuation indicated by private company offers	N/A
	3,395	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A

Equity Investments	1,982	Investee book value	Valuation indicated by investee filings	N/A
	1,299	Market comparables	Discount for lack of marketability	10%(10%	)
	2,944	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A

(1)	As of December 31, 2013, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(Dollars in thousands)	Fair Value at 12/31/12	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$294,388	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 87%(38%	)

Commercial Loans - Asset-Based	7,412	Borrower collateral analysis	Adequacy of collateral (loan to value)	5% - 108%(51%	) (1)

Commercial Loans – Mezzanine and Other	49,507	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	4.50% - 21.00%(12.36%	)

Investment in Medallion Bank	92,169	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	2,696	Market comparables	Valuation indicated by private company offers	N/A
	4,218	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A

Equity Investments	1,793	Investee book value	Valuation indicated by investee filings	N/A
	579	Market comparables	Discount for lack of marketability	10%(10%	)
	2,017	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A

(1)	As of December 31, 2012, the Company had one asset based loan in the amount of $208 which had $0 collateral.

(17) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of December 31, 2013 and December 31, 2012.

Investment Type (Dollars in thousands)	Number of Investments		Value as of 12/31/13		Value as of 12/31/12
City of Chicago Taxicab Medallions	154	(1)	$48,972	(2)	$42,350	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	$1,431	(3)	$1,238	(3)

Total Foreclosed Properties			$50,403		$43,588

(1)	Investment is not readily marketable, is considered income producing, and is not subject to option
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $45,284, $0, and $45,284 as of December 31, 2013 and was $38,101, $0 and $38,101 as of December 31, 2012. The aggregate cost for Federal income tax purposes is $3,688 at December 31, 2012 and $4,249 at December 2012.
(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes are $1,308, $0, and $1,308 as of December 31, 2013 and was $1,096, $0, and $1,096 as of December 31, 2012. The aggregate cost for Federal income tax purposes were $122 at December 31, 2013 and $141 at December 31, 2012.

(18) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

On February 10, 2014, the Company’s Board of Directors declared a $0.23 per share common stock dividend, payable on March 21, 2014 to shareholders of record on March 14, 2014.

In January 2014, the Company entered into a $10,000,000 revolving line of credit with a regional bank that matures in January 2015, at terms consistent with the other lines, and which can also be used by MFC.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					358	74%	3.52%	$133,978	$202,954	$202,947
	Sean Cab Corp ##	Term Loan	12/9/2011	12/8/2015	1	1%	3.60%		$3,581	$3,566
	Real Cab Corp	Term Loan	7/20/2007	7/20/2017	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp	Term Loan	7/20/2007	7/20/2017	1	*	2.81%		$350	$350
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	5/1/2015	1	1%	4.00%		$2,460	$2,454
	Whispers Taxi Inc ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$2,197	$2,164	$2,156
	Slo Cab Corp	Term Loan	7/20/2007	7/20/2017	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp	Term Loan	7/20/2007	7/20/2017	1	*	2.81%		$210	$210
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/2015	1	1%	3.13%		$1,557	$1,550
	Nancy Transit Inc ##	Term Loan	3/11/2013	3/11/2016	1	1%	3.50%	$1,575	$1,546	$1,542
	Bunty & Jyoti Inc ##	Term Loan	3/13/2013	3/13/2016	1	1%	3.75%	$1,575	$1,546	$1,541
	Junaid Trans Corp ##	Term Loan	4/30/2013	4/30/2016	1	1%	3.75%	$1,550	$1,524	$1,519
	Christian Cab Corp	Term Loan	11/27/2012	11/27/2015	1	1%	4.00%		$1,504	$1,513
	Ocean Hacking Corp ##	Term Loan	12/20/2013	12/20/2016	1	1%	3.50%	$1,500	$1,500	$1,502
	Devin Taxi Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Dayna Hacking Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Benson Hacking Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Silke Hacking Corp ##	Term Loan	6/28/2013	6/28/2016	1	1%	2.90%	$1,450	$1,424	$1,426
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/7/2015	1	1%	3.75%		$1,415	$1,410
	Lil Amandachaka Hacking Corp ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Flow Taxi Corp ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Ukraine Service Co ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Nosilla Service Co., Inc ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Orys Trans Corp ##	Term Loan	7/24/2013	7/24/2016	1	1%	2.75%	$1,400	$1,400	$1,402
	Alltaxitwo Cab Corp ##	Term Loan	7/24/2013	7/24/2016	1	1%	2.75%	$1,400	$1,400	$1,402
	Perem Hacking Corp ##	Term Loan	2/21/2013	2/21/2016	1	*	3.00%	$1,396	$1,362	$1,358
	S600 Service Co Inc ##	Term Loan	2/21/2013	2/21/2016	1	*	3.00%	$1,396	$1,362	$1,358
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/2015	1	*	5.25%		$1,358	$1,353
Various New York	2.22% to 10.00%	Term Loan	12/20/00 to 12/26/13	01/15/14 to 09/10/23	331	59%	3.56%	$108,444	$161,262	$161,313
Chicago					111	15%	4.94%	$32,540	$42,175	$42,239
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	8/28/2015	1	1%	5.50%		$1,696	$1,689
	Regal Cab Company Et Al ##	Term Loan	8/29/2013	8/29/2016	1	1%	5.00%	$1,400	$1,395	$1,391
	Chicago Medallion Nine LLC ##	Term Loan	5/2/2012	5/2/2017	1	1%	5.75%		$1,373	$1,368
Various Chicago	3.75% to 8.50%	Term Loan	01/22/10 to 12/27/13	01/18/15 to 12/27/18	108	14%	4.89%	$31,140	$37,711	$37,791
Newark &&	4.50% to 8.00%	Term Loan	04/12/07 to 12/12/13	02/27/14 to 01/10/23	106	8%	5.58%	$13,103	$21,681	$21,792
Boston					53	9%	4.91%	$11,642	$23,622	$23,656
	Chiso Trans Inc	Term Loan	11/26/2013	11/26/2016	1	*	4.25%	$845	$845	$847
	Chiso Trans Inc	Term Loan	4/20/2012	4/20/2015	1	*	5.50%		$599	$600
	Various Boston && 4.00% to 6.75%	Term Loan	06/12/07 to 12/20/13	01/14/14 to 10/08/18	51	8%	4.92%	$10,797	$22,178	$22,209
Cambridge					14	2%	5.06%	$3,850	$6,008	$6,043
	Gcf Taxi Inc, Et Al	Term Loan	12/30/2013	12/30/2016	1	1%	6.00%	$1,398	$1,397	$1,417
	4.00% to 6.50%	Term Loan	03/19/10 to 12/11/13	05/06/14 to 10/08/18	13	2%	4.78%	$2,452	$4,611	$4,626
Other					12	0%	6.52%	$860	$1,178	$1,184
Various Other &&	5.00% to 11.50%	Term Loan	11/26/07 to 08/21/13	03/23/14 to 09/01/23	12	*	6.52%	$860	$1,178	$1,184

Total medallion loans ($233,789 pledged as collateral under borrowing arrangements)					654	109%	4.02%	$195,973	$297,618	$297,861

Commercial Loans
Secured mezzanine (29% Minnesota, 10% North Carolina, 9% New York, 9% Oklahoma, 8% Texas,

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
7% Wisconsin, 6% Delaware, 6% Arizona, 4% Florida, 4% California, 4% Tennessee and 4% all other states) (2) Manufacturing (56% of the total)
+	Bluff Manufacturing (interest rate includes PIK interest of 3.50%)	Term Loan	12/14/2012	12/14/2017	1	1%	15.50%		$3,000	$3,009
	Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $243 per footnote 2)	Term Loan	3/28/2012	3/28/2017	1	1%	17.00%		$2,843	$2,834
	American Cylinder (interest rate includes PIK interest of 5.00%) (capitalized interest of $38 per footnote 2)	Term Loan	7/3/2013	1/3/2018	1	1%	17.00%	$1,500	$1,538	$1,538
	American Cylinder	Term Loan	7/3/2013	7/3/2017	1		10.00%	$800	$800	$796
+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $224 per footnote 2)	Term Loan	4/1/2008	12/31/2014	1	1%	14.00%		$2,214	$2,214
	Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $100 per footnote 2)	Term Loan	12/23/2010	12/23/2017	1		15.50%		$1,925	$1,925
+	PACA Foods &	Term Loan	12/31/2010	12/31/2015	1	1%	13.00%		$2,375	$1,774
	Process Fab & (interest rate includes PIK interest of 8.00%)	Term Loan	4/17/2008	12/31/2015	1	1%	8.00%		$4,500	$1,590
+	RespirTech	Term Loan	4/25/2012	4/25/2017	1		12.00%		$1,500	$1,507
	Orchard &	Term Loan	3/10/1999	3/31/2010	1	1%	13.00%		$1,390	$1,390
+	Various Other && 12.00% to 14.00% (capitalized interest of $40 per footnote 2)	Term Loan	12/15/04 07/17/12	03/31/14 07/17/17	4	1%	13.18%		$3,687	$3,699
Information (14% of the total)	US Internet	Term Loan	6/12/2013	6/12/2020	1	1%	14.50%	$3,000	$3,000	$3,019
	Centare (interest rate includes PIK interest of 2.00%)	Term Loan	8/30/2013	8/30/2018	1	1%	14.00%	$2,500	$2,500	$2,482
Arts, Entertainment, and Recreation (10% of the total)	RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $1,091 per footnote 2)	Term Loan	11/19/2010	11/19/2015	1	2%	10.00%		$4,131	$4,131
Administrative and Support Services (9% of the total)	Staff One &	Term Loan	6/30/2008	3/31/2015	1	1%	3.00%		$2,964	$2,964
	Staff One &	Term Loan	9/15/2011	3/31/2015	1	*	3.00%		$485	$485
	Various Other && 0.00% (capitalized interest of $44 per footnote 2)	Term Loan	01/14/05	01/14/10	1	*	0.00%		$628	$43
Professional, Scientific, and Technical Services (6% of the total) +	Portu-Sunberg	Term Loan	12/31/2012	12/31/2017	1	1%	12.00%		$2,500	$2,511
	Various Other && 10.00% (capitalized interest of $46 per footnote 2)	Term Loan	10/26/11	11/01/14	1	*	10.00%		$46	$46
Health Care and Social Assistance (2% of the total) +	Various Other && 7.00%	Term Loan	06/28/07	06/30/17	1	*	7.00%		$1,078	$760
Accommodation and Food Services (2% of the total)	Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.85%		$2,529	$630
Retail Trade (1% of the total)	Various Other && 10.00%	Term Loan	06/30/00	10/01/15	1	*	10.00%		$467	$91

Total secured mezzanine (2)					27	14%	11.69%	$7,800	$46,100	$39,438

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Asset-based (74% New York, 20% New Jersey and 6% all other states)
Wholesale Trade (59% of the total)
	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/14	1	1%	4.50%		$2,902	$2,799
	Various Other && 4.75% to 6.75% ##	Revolving line of credit	01/23/99 to 11/06/13	01/14/14 to 11/30/14	10	1%	5.67%	$26	$1,686	$1,620
Transportation and Warehousing (14% of the total)	Various Other && 5.25% to 8.00% ##	Revolving line of credit	12/31/01 to 10/18/06	05/02/14 to 12/31/14	3	*	6.27%		$1,116	$1,071
Retail Trade (11% of the total)	Various Other 4.75% to 6.44% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/14 to 12/21/14	5	*	5.25%		$852	$812
Construction (6% of the total)	Various Other 5.75% to 6.75% ##	Revolving line of credit	07/20/99 to 07/23/13	02/26/14 to 07/23/14	3	*	5.98%	$373	$428	$422
Manufacturing (5% of the total)	Various Other 5.75% to 6.50% ##	Revolving line of credit	07/07/04 to 06/22/10	02/18/14 to 11/29/14	5	*	6.24%		$388	$354
Health Care and Social Assistance (2% of the total)	Various Other 5.75% to 5.82% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/14 to 11/09/14	2	*	5.77%		$173	$152
Administrative and Support Services (2% of the total)	Various Other 5.50%	Revolving line of credit	06/30/07	06/30/14	1	*	5.50%		$159	$151
Finance and Insurance (1% of the total)	Various Other && 5.50%	Revolving line of credit	02/14/08	02/14/14	1	*	5.50%		$99	$94

Total asset-based ($5,977 pledged as collateral under borrowing arrangements)					31	3%	5.32%	$399	$7,803	$7,475

Other secured commercial (73% New York, 26% New Jersey, 1% Illinois)
Retail Trade (77% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12.00%) (capitalized interest of $376 per footnote 2)	Term Loan	12/17/12	12/17/17	1	2%	12.00%		$5,977	$5,977
	Various Other && 0.00% to 10.50%	Term Loan	09/13/06 to 12/17/13	08/04/14 to 03/17/20	15	2%	8.88%	$1,425	$4,187	$4,164
Accommodation and Food Services (19% of the total)	Dune Deck Owners Corp ##	Term Loan	4/24/2007	3/31/2014	1	1%	7.25%		$2,074	$2,074
	Various Other 7.50% to 9.00% &&	Term Loan	05/25/05 to 07/25/13	03/18/14 to 07/25/18	3	*	8.26%	$260	$615	$555
Real Estate and Rental and Leasing (2% of the total)	Various Other 4.00% to 6.00%	Term Loan	04/22/99 to 07/15/13	04/01/15 to 07/15/16	3	*	5.10%	$40	$202	$203
Other Services (except Public Administration) (1% of the total)	Various Other 5.50% to 6.50%	Term Loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2	*	5.67%		$146	$146
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	05/14/13	05/14/18	1	*	7.50%	$150	$135	$136

Total other secured commercial loans ($2,074 pledged as collateral under borrowing arrangements)					26	5%	9.89%	$1,875	$13,336	$13,255

Total commercial loans ($8,051 pledged as collateral under borrowing arrangements) (2)					84	22%	10.60%	$10,074	$67,239	$60,168

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	37%	11.83%		$101,478	$101,478
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%		$1,880	$1,880
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$3,750	$3,750
Various Other			12/20/04 to 5/23/12	None	3	1%	0.00%		$1,515	$1,515

Investment in Medallion Bank and other controlled subsidiaries, net					6	40%	11.05%		$108,623	$108,623

Equity investments

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,132	$1,981
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	1%	0.00%		$1,954	$1,954
Bakery	Quaker Bakery	* of senior preferred stock	03/28/12	None	1	*	0.00%		$359	$359
IT Services	Centare	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%		$103	$103
Various Other	**	* to 9.25% of common stock	09/10/98 to 3/30/12	None	7	1%	2.05%		$2,576	$2,108

Equity investments, net					11	2%	0.86%		$6,124	$6,505

Investment securities

Investment securities, net					0	0%	0.00%		$0	$0

Net Investments ($241,840 pledged as collateral under borrowing arrangements) (3)					755	173%	6.49%	$206,047	$479,604	$473,157

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $2,202 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 172%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $46,196, $12,155 and $34,041, respectively. The tax cost of investments was $439,116.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2013.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 23% and up to 27% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at December 31, 2013.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 5, 2014 (File No. 814-00188)

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As Of And For the Year Ended 12/31/2013

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the year	Amount of dividends or interest (1)	Value as of 12/31/13
(Dollars in thousands)
Medallion Bank - common stock	1,000,000 shares - 100% of common stock	17,152	12,000	$101,478
Medallion Hamptons Holding LLC - membership interest	100% of membership interest	814	0	$3,750
Medallion Fine Art, Inc. - common stock (2)	1,000 shares - 100% of common stock	(492)	0	$1,880
Medallion Servicing Corp. - common stock	1,000 shares - 100% of common stock	(16)	0	$822
Generation Outdoor, Inc. - common stock	1,000 shares - 100% of common stock	26	26	$439
LAX Group LLC - membership interest	42% of membership interest	(424)	0	$254

Total investments in Medallion Bank and other controlled subsidiaries		17,060	12,026	$108,623

Medallion Motorsports, LLC - membership interest (3)	75% of membership interest	0	0	$1,954
Appliance Recycling Centers of America Inc - common stock	8.86% of common stock	0	0	$1,299
Summit Medical, Inc - common stock	9.25% of common stock	0	0	$135
Other equity investments other than in investments in and advances to affiliates		—	—	$3,117

Total equity investments		0	0	$6,505

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		17,060	12,026	$115,128

Other interest and dividend income other than from investments in and advances to affiliates			35

Total dividend and interest income on short term investments			12,061

Total investments in and advances to affiliates				$112,011
Other equity investments other than in investments in and advances to affiliates				$3,117

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				$115,128

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $5,976 as of December 31, 2013.
(3)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,131, and on which $389 of interest income was earned during 2013.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2013.

	Value as of 12/31/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments	Value as of 12/31/13
(Dollars in thousands)
Medallion Bank - common stock	$92,169	5,000	12,844	17,152	1	$101,478
Medallion Hamptons Holding LLC - membership interest	$2,696	240		814		$3,750
Medallion Motorsports, LLC - membership interest (1)	$454	1,500				$1,954
Medallion Fine Art, Inc. - common stock (2)	$2,843	900	1,370	(492)	(1)	$1,880
Appliance Recycling Centers of America Inc - common stock	$579			720		$1,299
Medallion Servicing Corp. - common stock	$613	1,517	1,292	(16)		$822
Generation Outdoor, Inc. - common stock	$301	1,087	975	26		$439
LAX Group LLC - membership interest	$461	218		(424)	(1)	$254

(1)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,131, and on which $389 of interest income was earned during 2013.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $5,976 as of December 31, 2013, the full amount of which was advanced during the year ended December 31, 2013.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2012 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					419	96%	3.96%	$98,361	$208,564	$208,563
	Lena Cab Corp ##	Term Loan	12/9/2011	12/09/15	1	2%	3.60%		$3,680	$3,665
	Sean Cab Corp ##	Term Loan	12/9/2011	12/08/15	1	2%	3.60%		$3,680	$3,665
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$2,545	$2,545
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	05/01/15	1	1%	4.00%		$2,524	$2,513
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/15	1	1%	4.00%		$1,605	$1,598
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	1%	2.81%		$1,527	$1,527
	Christian Cab Corp	Term Loan	11/27/2012	11/27/15	1	1%	4.00%	$1,500	$1,500	$1,502
	Silke Hacking Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%	$1,450	$1,450	$1,452
	Hoyt Cab Corp ##	Term Loan	12/26/2012	12/26/15	1	1%	3.50%	$1,450	$1,450	$1,452
	Bunty & Jyoti Inc ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%	$1,450	$1,450	$1,446
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/07/15	1	1%	3.75%	$1,450	$1,450	$1,446
	Nancy Transit Inc ##	Term Loan	11/6/2012	11/06/15	1	1%	4.15%	$1,425	$1,423	$1,415
	Perem Hacking Corp ##	Term Loan	12/5/2012	12/05/15	1	1%	3.50%	$1,400	$1,398	$1,394
	S600 Service Co Inc ##	Term Loan	12/5/2012	12/05/15	1	1%	3.50%	$1,400	$1,398	$1,394
	Daytona Hacking Corp ##	Term Loan	6/1/2012	06/01/15	1	1%	3.75%	$1,400	$1,383	$1,385
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/15	1	1%	5.25%	$1,378	$1,378	$1,371
	Nosilla Service Co., Inc ##	Term Loan	8/13/2012	08/13/15	1	1%	3.63%	$1,350	$1,336	$1,332
	Ming Trans Corp ##	Term Loan	11/19/2012	12/01/16	1	1%	3.70%	$1,300	$1,300	$1,297
	Orys Trans Corp ##	Term Loan	9/26/2011	07/22/13	1	1%	3.00%		$1,279	$1,280
	Sandhu & Baath Inc/Note 2 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$638	$636
	Sandhu & Baath Inc/Note 1 Of 2 ##	Term Loan	5/10/2011	05/10/14	1	*	4.75%		$636	$634
	Real Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$350	$350
	Slo Cab Corp	Term Loan	7/20/2007	07/20/17	1	*	2.81%		$210	$210
Various New York &&	2.22% to 10.13%	Term Loan	12/20/00 to 12/27/12	02/02/13 to 09/10/23	396	80%	4.02%	$81,408	$172,974	$173,054
Chicago					115	19%	5.28%	$31,955	$40,405	$40,449
	Cozy Cab Et Al ##	Term Loan	12/22/2011	12/22/14	1	2%	5.50%		$3,380	$3,368
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	08/28/15	1	1%	5.50%	$1,750	$1,737	$1,731
	Chicago Medallion Nine Llc ##	Term Loan	5/2/2012	05/02/17	1	1%	5.75%	$1,440	$1,413	$1,408
	Lucky Seven Chicago One Inc ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,281	$1,278
	Blue Eyes Cab Corp ##	Term Loan	7/19/2012	07/19/15	1	1%	4.88%	$1,290	$1,281	$1,277
Various Chicago	4.50% to 8.75%	Term Loan	01/22/10 to 12/14/12	01/22/13 to 12/14/17	110	15%	5.25%	$26,185	$31,313	$31,387
Newark &&	5.25% to 8.75%	Term Loan	12/07/06 to 12/13/12	01/08/13 to 12/13/17	99	8%	6.70%	$6,214	$17,342	$17,427
Boston					51	9%	5.47%	$13,211	$19,713	$19,776
	Chidi Trans Inc ##	Term Loan	11/17/2011	11/17/14	1	*	6.00%		$701	$699
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%	$660	$660	$663
	Chidi Trans Inc	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$664	$655	$657
	Ngozi Trans Inc. ##	Term Loan	4/20/2012	04/20/15	1	*	5.50%	$377	$369	$371
	Ngozi Trans Inc.	Term Loan	12/31/2012	12/31/15	1	*	4.50%	$330	$330	$333
	Various Boston && 3.50% to 7.75%	Term Loan	06/12/07 to 12/28/12	02/05/13 to 06/12/18	46	8%	5.51%	$11,180	$16,998	$17,053
Cambridge	4.00% to 9.22%	Term Loan	09/19/08 to 12/07/12	02/19/13 to 11/18/20	18	2%	5.74%	$1,720	$5,260	$5,275
Other					12	1%	6.70%	$224	$2,899	$2,898
Philadelphia	Dorit Matityahu ##	Term Loan	8/4/2011	08/04/14	1	1%	6.25%		$2,132	$2,124
Various Other &&	6.00% to 11.50%	Term Loan	11/26/07 to 01/09/12	04/28/13 to 03/10/18	11	*	7.95%	$224	$767	$774

Total medallion loans ($227,521 pledged as collateral under borrowing arrangements)					715	136%	4.46%	$151,685	$294,183	$294,388

Commercial Loans
Secured mezzanine (29% Minnesota, 14% Oklahoma, 9% North Carolina, 9% Texas, 8% New York
7% California, 6% Wisconsin, 5% Arizona, 5% Florida and 8% all other states (2) Manufacturing (68% of the total)
+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $224 per footnote 2)	Term Loan	04/01/08	12/31/13	1	1%	14.00%		$2,214	$2,214
	Process Fab & (interest rate includes PIK interest of 8.00%)	Term Loan	04/17/08	12/31/15	1	1%	8.00%		$4,500	$2,815
+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,623	$2,021

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate(1)	Original Cost of 2012 Acquisitions(5)	Cost(4)	Fair Value
	Aeration & (interest rate includes PIK interest of 21.00%) (capitalized interest of $81 per footnote 2)	Term Loan	12/31/10	04/30/13	1	1%	21.00%		$2,416	$2,187
+	RespirTech	Term Loan	04/25/12	04/25/17	1	1%	12.00%	$1,500	$1,500	$1,510
	Motion Tech (interest rate includes PIK interest of 6.00%) (capitalized interest of $38 per footnote 2)	Term Loan	12/23/10	12/23/15	1	1%	18.00%		$1,325	$1,329
	Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $33 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,858	$1,858
	Reel Power (capitalized interest of $86 per footnote 2)	Term Loan	12/31/09	02/04/14	1	2%	14.00%		$3,587	$3,587
	Orchard &	Term Loan	03/10/99	03/31/10	1	1%	13.00%		$1,390	$1,390
	Bluff Manufacturing (interest rate includes PIK interest of 3.50%) (capitalized interest of $5 per footnote 2)	Term Loan	12/14/12	12/14/17	1	1%	15.50%	$3,000	$3,005	$3,016
+	Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $103 per footnote 2)	Term Loan	3/28/2012	3/28/2017	1	1%	17.00%	$2,600	$2,703	$2,692
	Various Other && 12.00% to 14.00% (capitalized interest of $69 per footnote 2)	Term Loan	12/15/04 to 07/17/12	03/31/13 to 07/17/17	4	2%	13.16%	$1,625	$3,723	$3,738
Administrative and Support Services (12% of the total)	Verifications	Term Loan	09/06/12	09/06/17	1	1%	12.00%	$2,500	$2,500	$2,517
+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	06/30/08	12/31/13	1	1%	13.00%		$3,306	$1,854
+	Staff One & (interest rate includes PIK interest of 13.00%)	Term Loan	09/15/11	12/31/13	1	*	13.00%		$615	$615

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate(1)	Original Cost of 2012 Acquisitions(5)	Cost(4)	Fair Value
	Various Other && 19% (capitalized interest of $198 per footnote 2)	Term Loan	1/14/2005	01/14/10	1	*	19.00%		$989	$0
Arts, Entertainment, and Recreation (9% of the total)	RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $703 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$3,742	$3,742
Professional, Scientific, and Technical Services (6% of the total) +	Portu-Sunberg	Term Loan	12/31/12	12/31/17	1	1%	12.00%	$2,500	$2,500	$2,514
	Various Other && 10% (capitalized interest of $96 per footnote 2)	Term Loan	10/26/2011	11/1/2014	1	*	10.00%		$96	$96
Accommodation and Food Services (2% of the total)	Various Other && 9.25% to 10.00% (capitalized interest of $179 per footnote 2)	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.86%		$3,035	$985
Health Care and Social Assistance (2% of the total) +	Various Other && 7%	Term Loan	6/28/2007	6/30/2017	1	*	7.00%		$1,219	$919
Retail Trade (1% of the total)	Various Other && 10% (capitalized interest of $2 per footnote 2)	Term Loan	6/30/2000	10/1/2015	1	*	10.00%		$610	$234

Total secured mezzanine(2)					27	19%	13.04%	$13,725	$49,456	$41,833

Asset-based Other secured commercial (74% New York, 12% New Jersey, 5% Delaware and 9% all other states)
Wholesale Trade (43% of the total)
	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/13	1	1%	4.50%		$1,558	$1,530
	Various Other 4.75% to 6.75% ##	Revolving line of credit	01/23/99 to 06/01/12	01/14/13 to 11/30/13	9	1%	5.87%	$74	$2,013	$1,974
Transportation and Warehousing (19% of the total)	Various Other 5.75% to 8.00% ##	Revolving line of credit	12/31/01 to 07/20/07	02/06/13 to 12/31/13	5	1%	6.58%		$1,459	$1,427
Retail Trade (10% of the total)	Various Other 4.75% to 6.31% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/13 to 12/21/13	5	*	5.73%		$738	$716

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate(1)	Original Cost of 2012 Acquisitions(5)	Cost(4)	Fair Value
Finance and Insurance (9% of the total)	Various Other 4.25% to 8.25%	Revolving line of credit	02/06/02 to 11/10/11	02/06/13 to 11/10/13	6	*	6.28%		$678	$644
Construction (7% of the total)	Various Other 5.75% to 6.00% ##	Revolving line of credit	06/29/99 to 07/20/99	06/29/13 to 07/20/13	2	*	5.76%		$555	$546
Manufacturing (7% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 04/20/12	02/18/13 to 11/29/13	7	*	6.61%	$58	$529	$505
Administrative and Support Services (4% of the total)	Various Other 5.50% to 5.75%	Revolving line of credit	06/22/04 to 06/30/07	06/22/13 to 06/30/13	2	*	5.63%		$308	$295

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2012

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate(1)	Original Cost of 2012 Acquisitions(5)	Cost(4)	Fair Value
Accommodation and Food Services (1% of the total)	Various Other 6%	Revolving line of credit	4/27/2011	4/27/2013	1	*	6.00%		$66	$64
Health Care and Social Assistance (0% of the total)	Various Other 5.75% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/13 to 11/09/13	2	*	5.75%	$15	($273)	($289)

Total asset-based ($5,755 pledged as collateral under borrowing arrangements)					40	3%	5.79%	$147	$7,631	$7,412

Other secured commercial (69% New York, 29% New Jersey, 2% Illinois)
Accommodation and Food Services (47% of the total)	Dune Deck Owners Corp ##	Term Loan	04/24/07	03/31/14	1	1%	7.25%		$3,081	$3,081
	Various Other && 4.50% to 10.50%	Term Loan	05/25/05 to 07/29/08	03/25/13 to 02/25/15	3	*	7.12%		$620	$557
Retail Trade (47% of the total)	0.00% to 12.00% &&	Term Loan	09/13/06 to 10/09/12	05/19/13 to 01/09/20	14	2%	9.09%	$1,972	$3,628	$3,611
Other Services (except Public Administration) (3% of the total)	5.50% to 6.50%	Term Loan	01/16/04 to 05/02/09	01/16/14 to 05/02/14	2	*	5.88%		$221	$221
Real Estate and Rental and Leasing (3% of the total)	4.75% to 6.00%	Term Loan	04/22/99 to 04/01/10	04/01/15 to 09/01/15	2	*	5.25%		$197	$196
Transportation and Warehousing (0% of the total)	6.50% to 6.50%	Term Loan	12/02/10 to 12/02/10	11/22/13 to 11/22/13	1	*	6.50%		$7	$8

Total other secured commercial loans ($3,081 pledged as collateral under borrowing arrangements)					23	4%	8.01%	$1,972	$7,754	$7,674

Total commercial loans ($8,836 pledged as collateral under borrowing arrangements)(2)					90	26%	11.59%	$15,844	$64,841	$56,919

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	43%	11.39%		$92,169	$92,169
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%	$2,843	$2,843	$2,843
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$2,696	$2,696
Various Other			12/20/04 to 5/23/12	None	4	1%	0.00%	$900	$1,375	$1,375

Investment in Medallion Bank and other controlled subsidiaries, net					7	46%	10.60%	$3,743	$99,083	$99,083

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate(1)	Original Cost of 2012 Acquisitions(5)	Cost(4)	Fair Value
Equity investments
Appliance Recycler #	Appliance Recycling Centers of America, Inc.	8.86% of common stock	09/10/98	None	1	*	0.00%		$0	$579
Commercial Finance	Convergent Capital, Ltd**	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$1,294	$1,793
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	*	0.00%		$454	$454
Bakery	Quaker Bakery*		03/28/12	None	1	*	0.00%		$359	$359
Machinery Manufacturer +	Reel Power International, Inc.	2% of common stock	08/04/08	None	1	*	0.00%		$318	$318
Equipment Manufacturing	Aeration Industries International, LLC	5.25% of limited liability interest	12/31/10	None	1	*	0.00%		$365	$0
Various Other	**	* to 9.25% of common stock	12/31/10 to 3/30/12	None	3	1%	4.26%	$750	$1,786	$1,117

Equity investments, net					9	2%	1.66%	$750	$4,576	$4,620

Investment securities

Investment securities, net					0	0%	0.00%	$0	$0	$0

Net Investments ($236,357 pledged as collateral under borrowing arrangements)(3)					821	210%	6.75%	$172,022	$462,683	$455,010

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans was $1,817 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 210%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $8,571, $10,965 and $27,606, respectively. The tax cost of investments was $427,404.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2012.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 28% and up to 29% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at December 31, 2012.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represent all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov (Filed as Exhibit 99.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 13, 2013 (File No. 814-00188)).

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As Of And For the Year Ended 12/31/2012

Name of issuer and title of issue(2)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the year	Amount of dividends or interest(1)	Value as of 12/31/12
(Dollars in thousands)
Medallion Bank—common stock	1,000,000 shares—100% of common stock	19,283	10,500	$92,169
Medallion Fine Art, Inc.—common stock	1,000 shares—100% of common stock	(28)		$2,843
Medallion Hamptons Holding LLC—membership interest	100% of membership interest	0	0	$2,696
Medallion Servicing Corp.—common stock	1,000 shares—100% of common stock	(283)	0	$613
LAX Group LLC—membership interest	42% of membership interest	(439)	0	$461
Generation Outdoor, Inc.—common stock	1,000 shares—100% of common stock	(137)	33	$301

Total investments in Medallion Bank and other controlled subsidiaries		18,396	10,533	$99,083

Appliance Recycling Centers of America Inc—common stock	8% of common stock	0	0	$579
Medallion Motorsports, LLC—membership interest(2)	75% of membership interest	0	0	$454
Summit Medical, Inc—common stock	9.25% of common stock	0	0	$135
Aeration Industries International LLC—membership interest	5.25% of membership interest	0	0	$0
Other equity investments other than in investments in and advances to affiliates		—	—	$3,452

Total equity investments		0	0	$4,620

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		18,396	10,533	$103,703

Other interest and dividend income other than from investments in and advances to affiliates			37

Total dividend and interest income on short term investments			10,570

Total investments in and advances to affiliates				$100,251
Other equity investments other than in investments in and advances to affiliates				$3,452

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				$103,703

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC, which is carried at $3,742, and on which $363 of interest income was earned in 2012.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2012.

	Value as of 1/1/12	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments		Value as of 12/31/12
(Dollars in thousands)
Medallion Bank—common stock	$82,852	3,230	13,196	19,283			$92,169
Medallion Hamptons Holding LLC—membership interest	$2,436	260	0	0			$2,696
LAX Group LLC—membership interest	$0	900	0	(439)			$461
Medallion Servicing Corp.—common stock	$577	321	2	(283)			$613
Generation Outdoor, Inc.—common stock	$65	600	600	209	27	(1)	$301
Appliance Recycling Centers of America Inc—common stock	$2,225	0	0	(1,646)			$579
Medallion Fine Art, Inc.—common stock	$0	2,871	0	(28)			$2,843
Medallion Sports Media, Inc.—common stock	$2	371	0	(346)	(27	)(1)	$0

(1)	Represents the net equity investment of Medallion Sports Media Inc at December 31, 2012 prior its merger into Generation Outdoor Inc.

Medallion Bank

(A wholly owned subsidiary of Medallion Financial Corp.)

Financial Statements for the years ended December 31, 2013, 2012, and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Medallion Bank

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2013 and 2012, and the related statements of comprehensive income, changes in shareholder’s equity, and cash flows for each of the three years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2013, in conformity with US generally accepted accounting principles.

/s/ WeiserMazars LLP

New York, New York

March 5, 2014

Medallion Bank

Statements of Comprehensive Income

For the years ended December 31,

	2013	2012	2011
Interest income
Investments	$616,460	$616,896	$744,261
Loan interest including fees	63,127,573	55,850,212	50,546,306

Total interest income	63,744,033	56,467,108	51,290,567
Interest expense	5,271,338	5,094,140	6,057,452

Net interest income	58,472,695	51,372,968	45,233,115
Provision for loan losses	10,290,361	4,879,698	7,346,861

Net interest income after provision for loan losses	48,182,334	46,493,270	37,886,254
Noninterest income	117,424	436,591	635,098
Gain on sale of repossessed loan collateral	506,345	377,655	139,853
Noninterest expense
Loan servicing	8,215,233	7,893,983	7,394,730
Salaries and benefits	4,397,480	3,799,970	2,738,708
Professional fees	2,194,080	545,973	613,560
Collection costs	1,306,614	1,319,561	1,356,067
Provision for losses on other assets	1,064,207	—	—
Regulatory fees	672,458	588,896	519,943
Affiliate services	354,777	353,952	81,302
Occupancy and equipment	296,736	203,204	189,947
Insurance	176,239	161,195	139,247
Credit reports	173,024	148,738	110,638
Director’s fees	128,107	133,026	134,700
Other	669,557	592,284	477,107

Total noninterest expense	19,648,512	15,740,782	13,755,949

Income before income taxes	29,157,591	31,566,734	24,905,256
Provision for income taxes	10,718,377	12,096,549	9,486,983

Net income	18,439,214	19,470,185	15,418,273
Other comprehensive income/(loss), net of tax
Net change in unrealized gains on investment securities	(1,023,500)	75,503	356,355

Total comprehensive income	$17,415,714	$19,545,688	$15,774,628

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

	2013	2012
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$17,466,921	$24,770,293
Investment securities, available-for-sale	24,464,412	22,122,297
Loans, inclusive of net deferred loan acquisition costs	765,749,266	679,015,005
Allowance for loan losses	(16,434,495)	(14,633,924)

Loans, net	749,314,771	664,381,081
Repossessed loan collateral	808,244	964,982
Fixed assets, net	141,307	125,334
Deferred and other tax assets	5,392,550	2,947,726
Accrued interest receivable and other assets	16,225,326	8,061,472

Total assets	$813,813,531	$723,373,185

Liabilities and shareholder’s equity
Liabilities
Funds borrowed	$682,336,750	$602,151,017
Accrued interest payable	575,296	484,080
Other liabilities	2,249,248	1,642,917
Due to affiliates	866,461	1,462,079

Total liabilities	686,027,755	605,740,093

Commitments and contingencies (1)	—	—
Shareholder’s equity
Preferred stock, $1.00 par value, 26,303 shares at December 31, 2013 and 2012 authorized, issued, and outstanding	26,303,000	26,303,000
Common stock, $1 par value, 7,000,000 shares authorized, 1,000,000 issued and outstanding	1,000,000	1,000,000
Additional paid in capital	56,500,000	51,500,000
Accumulated other comprehensive income, net of tax	(501,757)	521,743
Retained earnings	44,484,533	38,308,349

Total shareholder’s equity	127,785,776	117,633,092

Total liabilities and shareholder’s equity	$813,813,531	$723,373,185

(1)	See note 9 for additional information.

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Changes in Shareholder’s Equity

For the years ended December 31, 2013, 2012, and 2011

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
	Shares Outstanding	Amount	Shares Outstanding	Amount
Balance at December 31, 2010	22,143	$21,498,000	1,000,000	$1,000,000	$51,500,000	$89,885	$20,817,518	$94,905,403
Redemption of preferred stock to US Treasury under TARP	(22,143)	(21,498,000)	—	—	—	—	—	(21,498,000)
Sale of preferred stock to US Treasury under SBLF	26,303	26,303,000	—	—	—	—	—	26,303,000
Net income	—	—	—	—	—	—	15,418,273	15,418,273
Dividends declared to parent	—	—	—	—	—	—	(5,500,000)	(5,500,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(1,134,597)	(1,134,597)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	356,355	—	356,355

Balance at December 31, 2011	26,303	26,303,000	1,000,000	1,000,000	51,500,000	446,240	29,601,194	108,850,434
Net income	—	—	—	—	—	—	19,470,185	19,470,185
Dividends declared to parent	—	—	—	—	—	—	(10,500,000)	(10,500,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(263,030)	(263,030)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	75,503	—	75,503

Balance at December 31, 2012	26,303	26,303,000	1,000,000	1,000,000	51,500,000	521,743	38,308,349	117,633,092
Capital contributions	—	—	—	—	5,000,000	—	—	5,000,000
Net income							18,439,214	18,439,214
Dividends declared to parent	—	—	—	—	—	—	(12,000,000)	(12,000,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(263,030)	(263,030)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	(1,023,500)	—	(1,023,500)

Balance at December 31, 2013	26,303	$26,303,000	1,000,000	$1,000,000	$56,500,000	($501,757)	$44,484,533	$127,785,776

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Cash Flows

For the years ended December 31,

	2013	2012	2011
Cash flows from operating activities
Net income from operations	$18,439,214	$19,470,185	$15,418,273
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,378,413	3,788,217	3,523,826
Deferred tax provision (benefit)	(1,048,586)	235,341	(596,375)
Provision for loan losses	10,290,361	4,879,698	7,346,861
Provision for losses on other assets	1,064,207
Gain from sale of repossessed loan collateral and other assets, net	(513,038)	(382,319)	(144,907)
Changes in operating assets and liabilities:
Interest receivable	(338,482)	(654,208)	58,492
Other tax assets	(782,137)	(225,592)	2,358,358
Other assets	(1,595,823)	(790,316)	(953,078)
Interest payable	91,215	34,135	(705,064)
Other liabilities	672,089	(172,942)	(12,481)

Net cash provided by operating activities	30,657,433	26,182,199	26,293,905

Cash flows from investing activities
Increase in loans, net	(110,699,641)	(113,334,573)	(59,121,697)
Purchase of investments	(9,738,194)	(3,609,969)	(12,008,181)
Proceeds from maturity/sale of investments	5,662,160	7,967,999	6,752,366
Proceeds from sale of repossessed loan collateral	4,655,763	3,935,367	4,619,856
Purchase of premises and equipment	(102,219)	(53,308)	(93,553)

Net cash used in investing activities	(110,222,131)	(105,094,484)	(59,851,209)

Cash flows from financing activities
Issuance of time deposits and other borrowed funds	642,188,465	515,872,072	713,319,000
Repayments of funds borrowed	(556,002,733)	(434,050,055)	(664,947,000)
Federal funds purchased	24,000,000	33,000,000	19,000,000
Repayments of federal funds purchased	(30,000,000)	(27,000,000)	(22,000,000)
Issuance of preferred stock	—	—	26,303,000
Redemption of preferred stock	—	—	(21,498,000)
Change in due to affiliates	(595,618)	498,042	(148,977)
Additional paid-in capital contributed by parent	5,000,000	—	—
Dividends paid to parent	(12,000,000)	(13,000,000)	(4,000,000)
Dividends paid to US Treasury	(328,788)	(263,030)	(825,327)

Net cash provided by financing activities	72,261,326	75,057,029	45,202,696

Net change in cash and cash equivalents	(7,303,372)	(3,855,256)	11,645,392
Cash and cash equivalents, beginning of the year	24,770,293	28,625,549	16,980,157

Cash and cash equivalents, end of the year	$17,466,921	$24,770,293	$28,625,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,960,225	$3,919,477	$5,709,261
Cash paid for income taxes	12,550,079	11,275,000	7,725,000
Non-cash investing activities-loans transferred to repossessed loan collateral	8,958,524	7,748,430	8,867,986
Non-cash investing activities-loans transferred to other assets	8,513,653	—	—

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes to Financial Statements

December 31, 2013

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

Investment securities – FASB ASC Topic 320, “Investments – Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2013 and 2012, the net premium on investment securities totaled $342,000 and $336,000, and $105,000, $177,000, and $76,000 was amortized to interest income for the years ended December 31, 2013, 2012, and 2011. The Bank had $24,464,000 and $22,122,000 of available-for-sale securities at fair value as of December 31, 2013 and 2012, and no trading or held-to-maturity securities. The topic further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $803,000 of pretax net unrealized losses on available-for-sale securities as of December 31, 2013, and $835,000 of pretax net unrealized gains on available-for-sale securities as of December 31, 2012. Trading securities are reported at fair value, with unrealized gains and losses recognized as a component of operating results. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Loans – Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2013 and 2012, net loan origination costs were $9,553,000 and $7,017,000. Net amortization expense for the years ended December 31, 2013, 2012, and 2011 was $2,911,000, $2,334,000, and $2,188,000.

Interest income is recognized on an accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due (loans in bankruptcy are not charged-off at 120 days), whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. Other loans are charged off when management determines that a loss has occurred. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as a recovery. Total loans more than 90 days past due were $3,817,000, $1,252,000, and $1,265,000 at December 31, 2013, 2012, and 2011, or 0.5%, 0.2%, and 0.2% of the total loan portfolio.

At December 31, 2013, $2,266,000 or 1% of consumer loans, and $2,291,000 or 4% of commercial loans and no medallion loans were on nonaccrual, compared to $2,451,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2012, and $2,264,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2011. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $85,000, $0, and $0 as of December 31, 2013, 2012, and 2011.

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

Troubled Debt Restructurings (TDRs) – In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession for other than an insignificant period of time to the borrower that the Bank would not otherwise consider, the related loan is classified as a TDR. The Bank strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before it reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance, and other actions intended to minimize the economic loss to the Bank and to avoid foreclosure or repossession of the collateral. For modifications where the Bank forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans.

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

Allowance for loan losses –In analyzing the adequacy of the allowance for loan losses, the Bank uses historical delinquency and actual loss rates with a one year lookback period. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance and any subsequent recoveries are added back to the allowance.

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

Other comprehensive income (loss) – The Bank had ($1,024,000), $76,000, and $356,000 of net unrealized gains/(losses), net of tax, due to the mark-to-market of available-for-sale securities for the years ended December 31, 2013, 2012, and 2011. The Bank had no other components of comprehensive income (loss).

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

Recently issued accounting standards – In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, “Income Tax (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists – a consensus of the FASB Emerging Issues Task Force.” ASU 2013-11 requires, with limited exception, that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset. The update applies to all entities that have unrecognized tax benefits with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward which exists as of the reporting date. The update is effective for periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard will not have a material impact on the Bank’s financial condition and result of operations.

2.	Investment securities

Fixed maturity securities available-for-sale at December 31 consisted of the following.

2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$18,089,466	$300,966	$649,671	$17,740,761
State and municipalities	7,177,757	76,004	530,110	6,723,651

Total	$25,267,223	$376,970	$1,179,781	$24,464,412

2012
Mortgage-backed securities, principally obligations of US federal agencies	$17,426,470	$701,347	$14,272	$18,113,545
State and municipalities	3,861,039	153,305	5,592	4,008,752

Total	$21,287,509	$854,652	$19,864	$22,122,297

The amortized cost and estimated market value of investment securities as of December 31, 2013 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Market Value
Due in one year or less	$430,000	$433,427
Due after one year through five years	976,302	1,005,069
Due after five years through ten years	9,454,015	9,029,367
Due after ten years	14,406,906	13,996,549

Total	$25,267,223	$24,464,412

Information pertaining to securities with gross unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
2013	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$507,047	$6,347,953	$142,624	$2,252,252
State and municipalities	303,034	3,296,966	227,076	964,924
Total	$810,081	$9,644,919	$369,700	$3,217,176

2012
Mortgage-backed securities, principally obligations of US federal agencies	$14,272	$2,391,954	$—	$—
State and municipalities	5,592	1,194,408	—	—

Total	$19,864	$3,586,362	$—	$—

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

3.	Loans and allowance for loan losses

Loans are summarized as follows at December 31.

Loans	2013	2012
Consumer (1)	$353,394,643	$264,786,683
Medallion (1)	349,015,249	337,108,020
Commercial: (2)
Asset-based	50,730,749	65,911,790
Construction	2,213,645	3,301,070
Other commercial	841,528	890,620

Total commercial	53,785,922	70,103,480
Deferred loan acquisition costs, net	9,553,452	7,016,822

Total loans	$765,749,266	$679,015,005

(1)	Collectively evaluated for impairment

(2)	Individually evaluated for impairment

Changes in the allowance for loan losses are summarized as follows.

	Medallion (1)	Asset-based and commercial (2)		Construction (2)	Consumer (1)	Total
Balance at 12/31/10	$1,259,053	$1,013,894		$75,130	$11,265,881	$13,613,958
Provision for loan losses	182,030	73,478		(17,207)	7,108,560	7,346,861
Loan charge-offs	—	—		(3,170)	(9,327,362)	(9,330,532)
Recoveries	—	—		—	2,925,979	2,925,979

Balance at 12/31/11	1,441,083	1,087,372		54,753	11,973,058	14,556,266
Provision for loan losses	245,750	(98,698)		(5,238)	4,737,884	4,879,698
Loan charge-offs	—	—		—	(8,024,847)	(8,024,847)
Recoveries	—	—		—	3,222,807	3,222,807

Balance at 12/31/12	1,686,833	988,674		49,515	11,908,902	14,633,924
Provision for loan losses	61,962	3,011,799	(3)	(16,311)	7,232,911	10,290,361
Loan charge-offs	—	(2,128,413	) (3)	—	(9,226,129)	(11,354,542)
Recoveries	—	—		—	2,864,752	2,864,752

Balance at 12/31/13	$1,748,795	$1,872,060		$33,204	$12,780,436	$16,434,495

(1)	Collectively evaluated for impairment

(2)	Individually evaluated for impairment

(3)	Includes $2,128,413 reflecting the provision charged, and the subsequent transfer to other assets of valuation reserves related to loans transferred to other assets as described in the section “Other assets” on page F-56.

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

The following table provides a summary of the loan portfolio by its performance status and by type.

	Performing		Nonperforming		Total
	2013	2012	2013	2012	2013	2012
Medallion	$349,015,249	$337,108,020	$—	$—	$349,015,249	$337,108,020
Asset-based and commercial	49,281,352	66,802,410	2,290,925	—	51,572,277	66,802,410
Construction	2,213,645	3,301,070	—	—	2,213,645	3,301,070
Consumer	350,733,356	261,789,204	2,661,287	2,997,479	353,394,643	264,786,683

Total	$751,243,602	$669,000,704	$4,952,212	$2,997,479	$756,195,814	$671,998,183

The following tables provide additional information on attributes of the nonperforming loan portfolio.

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	—	—	—	—	—
Asset –based and commercial	2,290,925	2,290,925	1,145,462	2,290,925	—
Construction	—	—	—	—	—
Consumer	2,661,287	2,661,287	89,459	2,174,513	249,088

Total
Medallion	—	—	—	—	—
Asset –based and commercial	2,290,925	2,290,925	1,145,462	2,290,925	—
Construction	—	—	—	—	—
Consumer	$2,661,287	$2,661,287	$89,459	$2,174,513	$249,088

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	2,997,479	2,997,479	116,088	2,098,346	272,591

Total
Medallion	—	—	—	—	—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	$2,997,479	$2,997,479	$116,088	$2,098,346	$272,591

The table below shows the aging of all loan types as of December 31.

	Days Past Due				Current	Total	Recorded Investment >90 Days and Accruing
2013	31-60	61-90	91 +	Total Past Due
Consumer	$9,031,239	$2,264,083	$1,525,681	$12,821,003	$340,573,640	$353,394,643	$—
Medallion	573,538	—	—	573,538	348,441,711	349,015,249	—
Asset –based and commercial	—	—	2,290,925	2,290,925	49,281,352	51,572,277	—
Construction	—	—	—	—	2,213,645	2,213,645	—

Total	$9,604,777	$2,264,083	$3,816,606	$15,685,466	$740,510,348	$756,195,814	$—

	Days Past Due				Current	Total	Recorded Investment >90 Days and Accruing
2012	31-60	61-90	91 +	Total Past Due
Consumer	$6,925,116	$2,468,416	$1,242,653	$10,636,185	$254,150,498	$264,786,683	$—
Medallion	—	—	9,753	9,753	337,098,267	337,108,020	9,753
Asset –based and commercial	—	—	—	—	66,802,410	66,802,410	—
Construction	—	—	—	—	3,301,070	3,301,070	—

Total	$6,925,116	$2,468,416	$1,252,406	$10,645,938	$661,352,245	$671,998,183	$9,753

Other assets

A third party finance company sold various participations in asset based loans to Medallion Business Credit, an affiliate of the Bank, and the Bank. At December 31, 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. Medallion and the Bank have placed these loans on nonaccrual, and reversed interest income. In addition, Medallion and the Bank have established valuation allowances against the outstanding balances. On May 31, 2013, Medallion and the Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that Medallion’s and the Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting Medallion’s and the Bank’s position. Although Medallion and the Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, Medallion and the Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At December 31, 2013, five of the secured borrowers had refinanced their loans in full with third parties and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The two remaining loans are still outstanding. The balances related to the paid off loans have been reclassified to other assets on the balance sheet. The table below summarizes these receivables and their status with the Bank.

(Dollars in thousands)	The Bank
Loans outstanding	$2,291
Valuation allowance	(1,145)

Net loans outstanding	1,146

Other receivables	10,642
Valuation allowance	(3,193)

Net other receivables	7,449

Total net outstanding	8,595

Income foregone in 2013	$510

The table below shows loans that were modified during 2013 and 2012.

	Troubled Debt Restructuring			Troubled Debt Restructuring that Subsequently Defaulted
2013	Number of Loans	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Loans	Recorded Investments
Consumer	4	$72,307	$69,309	2	$35,678

2012
Consumer	11	$169,774	$146,123	1	$2,121

4.	Fixed assets

Fixed assets and their related useful lives at December 31 were as follows:

	Useful lives	2013	2012
Computer software	3 years	$179,612	$138,953
Equipment	5 years	134,438	119,423
Furniture and fixtures	5-10 years	130,398	116,337
Leasehold improvements	3-5 years	89,683	83,963
Telephone equipment	3 years	75,322	48,557
Deposit system	3 years	13,975	13,975

		623,428	521,208
Less accumulated depreciation and amortization		(482,121)	(395,874)

Net fixed assets		$141,307	$125,334

Depreciation expense was $86,000, $51,000, and $59,000 for the years ended December 31, 2013, 2012, and 2011.

5.	Deposits and other borrowings

At December 31, 2013 the scheduled maturities of all borrowed funds, which were primarily composed of brokered certificates of deposits were as follows.

2014	$331,330,285
2015	146,559,000
2016	172,152,353
2017	23,243,072
2018	9,052,040

Total	$682,336,750

All time deposits are in denominations of less than $100,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2013 was 0.65%.

Deposits are raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposit which averages 0.18%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2013 and 2012 was $1,697,000 and $1,249,000, and $1,220,000, $1,140,000, and $1,053,000 was amortized to interest expense during 2013, 2012, and 2011. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

At December 31, 2013, the Bank had unsecured and undrawn Federal Funds lines with correspondent banks of $25,000,000.

6.	Income taxes

The components of the provisions for income taxes were as follows for the years ended December 31,

	2013	2012	2011
Current
Federal	$11,527,645	$10,325,727	$8,885,401
State	239,318	1,535,481	1,197,957
Deferred
Federal	(1,025,174)	205,169	(519,917)
State	(23,412)	30,172	(76,458)

Net provision for income taxes	$10,718,377	$12,096,549	$9,486,983

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011
US federal statutory tax rate	35.0%	35.0%	35.0%
State taxes	2.0	3.2	3.1
Change in state nexus	(1.5)	—	—
Other	1.3	0.1	—

Effective income tax rate	36.8%	38.3%	38.1%

The Bank files its tax returns on a separate company basis.

Deferred tax and other asset balances reflected in the balance sheet were as follows as of December 31,

	2013	2012
Provision for loan losses	$6,858,814	$5,597,417
Deferred loan acquisition costs	(3,542,871)	(2,706,208)
Unrealized gains on investments	301,054	(313,046)
Other	971,203	347,349

Net deferred tax asset	4,588,200	2,925,512
Prepaid (accrued) taxes	804,350	22,214

Net deferred tax and other assets	$5,392,550	$2,947,726

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC Topic 740, “Income Taxes.” Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based on these considerations, no valuation allowance was deemed necessary as of December 31, 2013 and 2012.

The Bank has filed US Federal tax returns as well as tax returns with various states. Generally, tax years 2010 through the present are open for examination. Currently the Bank is undergoing a state tax examination covering the years 2009 to 2012.

7.	Other transactions with affiliates

The Bank’s taxi medallion, asset-based commercial, and certain other construction loans aggregated $402,801,000 and $406,956,000 at December 31, 2013 and 2012. These loans are sourced and serviced by its affiliates. The Bank paid $18,000, $22,000, and $21,000 for loan servicing fees to Medallion for 2013, 2012, and 2011, and also in 2013, 2012 and 2011, paid $5,920,000, $6,066,000, and $5,492,000 to another Medallion affiliate. Origination fees of $904,000, $937,000, and $906,000 were paid to Medallion for 2013, 2012, and 2011. Amortization costs were $738,000, $748,000, and $1,009,000 for 2013, 2012, and 2011.

At December 31, 2013 and 2012, the Bank owed $866,000 and $1,462,000 to affiliates for origination fees, monthly servicing fees on loans, charges for corporate overhead, and legal and business development expenses due to the affiliates, partially offset by payments due the Bank from collection of loan payments by affiliates. The Bank reimbursed the parent for expenses incurred on its behalf of $571,000, $286,000, and $243,000 for 2013, 2012, and 2011.

8.	401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the years ended December 31, 2013, 2012, and 2011, the Bank provided $28,000, $18,000, and $19,000 in employer matching, which amount is included in salaries and benefits expense on the accompanying statement of comprehensive income.

9.	Commitments and contingencies

Loans – At December 31, 2013, the Bank had commitments to extend credit of $23,443,000 to asset-based customers as long as there is no violation of any condition established in the contract. The Bank had commitments to extend credit of $2,706,000 to taxi medallion customers for unfunded amounts.

Leases – The Bank leases office space under two non-cancelable operating leases that expire in August 2017 and November 2017. Rental expense related to the leases was $210,000, $153,000, and $131,000 for the years ended December 31, 2013, 2012, and 2011.

Future minimum lease payments under these operating leases as of December 31, 2013 were as follows:

2014	$226,840
2015	226,212
2016	233,236
2017	189,649
2018	—
Thereafter	—

Total	$875,937

10.	Capital requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As of December 31, 2013, the Bank’s Tier 1 leverage capital ratio was 15.8%.

The Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012, and the regulatory minimum ratios are presented in the following tables.

	As of December 31, 2013		As of December 31, 2012		Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$127,512,000	15.8%	$116,026,000	16.3%	4.0%	5.0%
Tier 1 Capital (to risk-weighted assets)	127,512,000	16.1	116,026,000	16.7	4.0	6.0
Total Capital (to risk-weighted assets)	137,494,000	17.4	124,791,000	18.0	8.0	10.0

11.	Fair value of financial instruments

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

(e) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2013 and 2012, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Loans	$749,315	$749,315	$664,381	$664,381
Investment securities	24,464	24,464	22,122	22,122
Cash	17,467	17,467	24,770	24,770
Accrued interest receivable	4,105	4,105	3,767	3,767
Financial Liabilities
Funds borrowed	682,337	682,337	602,151	602,151
Accrued interest payable	575	575	484	484

12.	Fair value of assets and liabilities

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

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

2013 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$24,464	$—	$24,464

(1)	Total unrealized losses of $1,024 were included in accumulated other comprehensive income (loss) for 2013 related to these assets.

2012 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$22,122	$—	$22,122

(1)	Total unrealized gains of $76 were included in accumulated other comprehensive income (loss) for 2012 related to these assets.

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2013 and 2012.

2013 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$3,717	$3,717
Repossessed loan collateral			808	808
Other receivables	—	—	7,449	7,449

Total	$—	$—	$11,974	$11,974

(1)	Total unrealized losses of $89 for impaired loans, $0 for repossessed loan collateral, and $1,064 for other receivables were included in income for 2013 related to these assets.

2012 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$2,881	$2,881
Repossessed loan collateral			965	965

Total	$—	$—	$3,846	$3,846

(1)	Total unrealized losses of $116 for impaired loans and $0 for repossessed loan collateral were included in income for 2012 related to these assets.

13.	Small Business Lending Fund Program (SBLF) and Troubled Assets Relief Program (TARP)

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

We have evaluated subsequent events that have occurred through March 5, 2014, the date of financial statement issuance.