Form 10-Q
period 2014-03-31
MEDALLION FINANCIAL CORP
filed 2014-05-07
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 6, 2014 was 25,107,491.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 5% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,363,000,000 as of March 31, 2014, and $1,330,000,000 and $1,212,404,000 as of December 31, 2013 and March 31, 2013, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared dividends in excess of $211,831,000 or $12.58 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $390,510,000 as of March 31, 2014. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended March 31, 2014.

Our consolidated balance sheet as of March 31, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the quarters ended March 31, 2014 and 2013 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the quarters ended March 31, 2014 and 2013, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013
Interest income on investments	$5,415	$4,825
Dividends and interest income on short-term investments(1)	3,191	3,016
Medallion lease income	429	404

Total investment income	9,035	8,245

Total interest expense(2)	1,975	2,065

Net interest income	7,060	6,180

Total noninterest income	191	296

Salaries and benefits	2,560	2,551
Professional fees	258	500
Occupancy expense	192	201
Other operating expenses	791	761

Total operating expenses	3,801	4,013

Net investment income before income taxes(1) (3)	3,450	2,463
Income tax (provision) benefit	—	—

Net investment income after income taxes	3,450	2,463

Net realized gains (losses) on investments(4)	(172)	77

Net change in unrealized appreciation on investments	1,062	2,965
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	2,426	967

Net unrealized appreciation on investments	3,488	3,932

Net realized/unrealized gains on investments	3,316	4,009

Net increase in net assets resulting from operations	$6,766	$6,472

Net increase in net assets resulting from operations per common share
Basic	$0.27	$0.30
Diluted	0.27	0.30

Dividends declared per share	$0.24	$0.22

Weighted average common shares outstanding
Basic	24,792,489	21,423,311
Diluted	25,092,826	21,748,381
(1)	Includes $3,000 of dividend income for the three months ended March 31, 2014 and 2013 from Medallion Bank.
(2)	Average borrowings outstanding were $291,856 and $312,854, and the related average borrowing costs were 2.74% and 2.68% for the 2014 and 2013 first quarters.
(3)	Includes $217 and $166 of net revenues received from Medallion Bank for the three months ended March 31, 2014 and 2013, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.
(4)	Represents net losses on investment securities of unaffiliated issuers.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	UNAUDITED March 31, 2014	December 31, 2013
Assets
Medallion loans, at fair value	$311,342	$297,861
Commercial loans, at fair value (1)	58,915	60,168
Investment in Medallion Bank and other controlled subsidiaries, at fair value	110,266	108,623
Equity investments, at fair value	6,801	6,505
Investment securities, at fair value	—	—

Net investments ($241,538 at March 31, 2014 and $241,840 at December 31, 2013 pledged as collateral under borrowing arrangements)	487,324	473,157
Cash and cash equivalents ($0 at March 31, 2014 and December 31, 2013 restricted as to use by lender)	33,565	52,172
Accrued interest receivable	850	907
Fixed assets, net	400	446
Foreclosed properties	50,403	50,403
Goodwill, net	5,069	5,069
Other assets, net	17,412	12,899

Total assets	$595,023	$595,053

Liabilities
Accounts payable and accrued expenses	$3,241	$5,476
Accrued interest payable	751	1,124
Funds borrowed	315,976	314,958

Total liabilities	319, 968	321,558

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized—none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,708,434 shares at March 31, 2014 and 26,570,355 shares December 31, 2013 issued)	267	266
Treasury stock at cost (1,600,733 shares at March 31, 2014 and December 31, 2013)	(14,304)	(14,304)
Capital in excess of par value	269,089	268,522
Accumulated undistributed net investment loss	(14,852)	(14,782)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	34,855	33,793

Total shareholders’ equity (net assets)	275,055	273,495

Total liabilities and shareholders’ equity	$595,023	$595,053

Number of common shares outstanding	25,107,701	24,969,622
Net asset value per share	$10.95	$10.95

(1)	Includes $12,461 of loans to controlled subsidiaries or entities under their control at March 31, 2014, and $12,181 at December 31, 2013.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013
Net investment income after income taxes	$3,450	$2,463
Net realized gains (losses) on investments	(172)	77
Net unrealized appreciation on investments	3,488	3,932

Net increase in net assets resulting from operations	6,766	6,472

Investment income, net	(763)	(2,923)
Return of capital	(5,011)	(1,819)
Realized gains from investment transactions, net	—	—

Dividends and distributions to shareholders (1)	(5,774)	(4,742)

Capitalized stock issuance costs (2)	(117)	—
Stock-based compensation expense	351	398
Exercise of stock options	334	1,635
Treasury stock acquired	—	—

Capital share transactions	568	2,033

Total increase in net assets	1,560	3,763
Net assets at the beginning of the period	273,495	216,318

Net assets at the end of the period(3)	$275,055	$220,081

Capital share activity
Common stock issued, beginning of period	26,570,355	23,251,937
Exercise of stock options	36,966	175,003
Issuance of restricted stock, net	101,113	1,393

Common stock issued, end of period	26,708,434	23,428,333

Treasury stock, beginning of period	(1,600,733)	(1,600,733)
Treasury stock acquired	—	—

Treasury stock, end of period	(1,600,733)	(1,600,733)

Common stock outstanding	25,107,701	21,827,600

(1)	Dividends declared were $0.24 and $0.22 per share for the quarters ended March 31, 2014 and 2013.
(2)	Represents additional costs associated with the December 2013 equity offering applied to capital.
(3)	Includes $0 of undistributed net investment income, $0 of undistributed net realized gains on investments, and $9,010 and $8,927 of capital loss carryforwards at March 31, 2014 and 2013.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$6,766	$6,472
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	123	264
Amortization (accretion) of origination costs (fees), net	(25)	75
Net change in unrealized appreciation on investments	(1,062)	(2,965)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(2,426)	(967)
Net realized (gains) losses on investments	172	(77)
Stock-based compensation expense	351	398
(Increase) decrease in accrued interest receivable	57	(132)
Increase in other assets, net	(4,214)	(3,584)
Increase (decrease) in accounts payable and accrued expenses	(2,235)	699
Decrease in accrued interest payable	(373)	(725)

Net cash used for operating activities	(2,866)	(542)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(32,846)	(62,025)
Proceeds from principal receipts, sales, and maturities of investments	20,857	62,315
Capital returned by Medallion Bank and other controlled subsidiaries, net	783	1,077
Capital expenditures	5	(61)

Net cash provided by (used for) investing activities	(11,201)	1,306

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	37,800	36,876
Repayments of funds borrowed	(30,783)	(38,702)
Issuance of SBA debentures	—	15,000
Repayments of SBA debentures	(6,000)	(16,300)
Proceeds from exercise of stock options	334	1,635
Capitalized stock issuance costs	(117)	—
Payments of declared dividends	(5,774)	(4,742)

Net cash used for financing activities	(4,540)	(6,233)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,607)	(5,469)
Cash and cash equivalents, beginning of period	52,172	26,875

Cash and cash equivalents, end of period	$33,565	$21,406

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$2,266	$2,574
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $182,505,000 at March 31, 2014, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,156,000 at March 31, 2014, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $50,403,000 on the consolidated balance sheet at March 31, 2014, compared to $50,403,000 and $46,599,000 at December 31, 2013 and March 31, 2013, and are considered non-qualifying assets under the 1940 Act.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of loans and other receivables, foreclosed properties, loans held for sale, and investments, among other effects.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits, and includes $1,600,000 related to compensating balance requirements of several regional banking institutions.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 24% of the investment portfolio at March 31, 2014 and December 31, 2013, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,548,000 and $1,579,000 at March 31, 2014 and December 31, 2013, and non-marketable securities of $5,253,000 and $4,926,000 in the comparable periods. The $110,266,000 and $108,623,000 related to portfolio investments in controlled subsidiaries at March 31, 2014 and December 31, 2013 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 64% and 63% of the Company’s investment portfolio at March 31, 2014 and December 31, 2013 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 68% were in New York City at March 31, 2014 and December 31, 2013. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (12% and 13% at March 31, 2014 and December 31, 2013) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, administrative and support services, accommodation and food services, retail trade and various other industries. Approximately 26% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 23%, 1%, and 0% at March 31, 2014 and December 31, 2013.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 57% and 56% at March 31, 2014 and December 31, 2013 (74% in New York City), commercial loans were 9% and 10%, and 31% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 2% at March 31, 2014 and December 31, 2013, and equity investments (including investments in controlled subsidiaries) were 1% at both period ends.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2014 and December 31, 2013, net loan origination costs were $214,000 and $164,000. Net (accretion)/amortization (income)/expense for the three months ended March 31, 2014 and 2013 was ($25,000) and $75,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2014 and December 31, 2013, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2014 and 2013.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At March 31, 2014, December 31, 2013, and March 31, 2013, total nonaccrual loans were $14,899,000, $16,760,000, and $20,817,000, and represented 4%, 5%, and 6% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $9,647,000, $9,826,000, and $9,313,000 as of March 31, 2014, December 31, 2013, and March 31, 2013, of which $499,000 and $817,000 would have been recognized in the quarters ended March 31, 2014 and 2013. The reduction in nonaccrual interest foregone and principal balances reflects the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860). FASB ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $437,127,000 and $427,421,000 at March 31, 2014 and December 31, 2013, and included $409,141,000 and $402,801,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of March 31, 2014 and December 31, 2013. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $34,855,000, $33,793,000, and $28,922,000 as of March 31, 2014, December 31, 2013, and March 31, 2013. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is a also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. The Company determines whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, the Company used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in the Company’s unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2014 and 2013 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2013	$—	($6,992)	$381	$40,404	$33,793
Net change in unrealized
Appreciation on investments	—	—	100	—	100
Depreciation on investments	—	74	195	381	650
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	312	—	—	312

Balance March 31, 2014	$—	($6,606)	$676	$40,785	$34,855

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	$—	($7,894)	$47	$36,769	$28,922

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$100	($11)
Unrealized depreciation	269	(36)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	2,426	967
Realized gains	—	—
Realized losses	312	—
Net unrealized gains on foreclosed properties and other assets	381	3,012

Total	$3,488	$3,932

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses	(312)	—
Other gains	49	—
Direct recoveries	91	77
Realized gains on foreclosed properties and other assets	—	—

Total	($172)	$77

The following table provides additional information on attributes of the nonperforming loan portfolio as of March 31, 2014, December 31, 2013, and March 31, 2013.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment
March 31, 2014
Medallion	$—	$—	$—
Commercial (2) (3)	$14,899	$22,376	$15,017

December 31, 2013
Medallion	$—	$—	$—
Commercial (2) (3)	$16,760	$23,938	$19,566

March 31, 2013
Medallion	$—	$—	$—
Commercial (2) (3)	$20,817	$29,527	$20,712

(1)	As of March 31, 2014, December 31, 2013, and March 31, 2013, $5,946, $6,844, and $7,786 of unrealized depreciation had been recorded as a valuation allowance on these commercial loans.
(2)	Interest income of $1 and $2 was recognized on these commercial loans for the quarters ended March 31, 2014 and March 31, 2013.
(3)	Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $7,477, $7,178, and $8,490, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10 as of March 31, 2014, December 31, 2013, and March 31, 2013.

The following tables show the aging of medallion and commercial loans as of March 31, 2014 and December 31, 2013.

March 31, 2014	Days Past Due						Recorded Investment > 90 Days and
(Dollars in thousands)	31 - 60	61- 90	91 +	Total	Current	Total	Accruing
Medallion loans	$2,786	$—	$—	$2,786	$308,301	$311,087	$—

Commercial loans
Secured mezzanine	—	—	2,018	2,018	44,480	46,498	—
Asset-based receivable	—	—	494	494	4,987	5,481	—
Other secured commercial	306	126	—	432	13,151	13,583	—

Total commercial loans	306	126	2,512	2,944	62,618	65,562	—

Total	$3,092	$126	$2,512	$5,730	$370,919	$376,649	$—

December 31, 2013	Days Past Due						Recorded Investment > 90 Days and
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total	Accruing
Medallion loans	$252	$171	$—	$423	$297,195	$297,618	$—

Commercial loans
Secured mezzanine	—	1,512	2,018	3,530	42,570	46,100	—
Asset-based receivable	—	—	494	494	7,309	7,803	—
Other secured commercial	51	—	—	51	13,285	13,336	—

Total commercial loans	51	1,512	2,512	4,075	63,164	67,239	—

Total	$303	$1,683	$2,512	$4,498	$360,359	$364,857	$—

        A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At March 31, 2014, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At March 31, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The two remaining loans are still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Valuation allowance	(145)	(1,145)	(1,290)

Net loans outstanding	144	1,146	1,290

Other receivables	560	10,642	11,202
Valuation allowance	(168)	(3,193)	(3,361)

Net other receivables	392	7,449	7,841
Total net outstanding	536	8,595	9,131

Income foregone in 2014	11	28	39
Total income foregone	$170	$538	$708

In addition to the loan portfolio delinquencies as described above, the receivable from bonuses related to certain investments of $6,848,000 was delinquent for more than 91 days at March 31, 2014, and is carried in other assets on the consolidated balance sheet.

The Company had no troubled debt restructurings during the quarters ended March 31, 2014 and 2013.

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of March 31, 2014 and December 31, 2013, and that impairment testing of goodwill is not required. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of March 31, 2014. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $41,000 and $48,000 for the quarters ended March 31, 2014 and 2013.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $82,000 and $216,000 for the quarters ended March 31, 2014 and 2013. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,474,000, $1,506,000, and $1,694,000 as of March 31, 2014, December 31, 2013, and March 31, 2013.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2012 and 2011, and anticipates qualifying and filing as a RIC for 2013. As a result, no provisions for income taxes have been recorded for the quarters ended March 31, 2014 and 2013. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net increase in net assets resulting from operations available to common shareholders	$6,766	$6,472

Weighted average common shares outstanding applicable to basic EPS	24,792,489	21,423,311
Effect of dilutive stock options	163,219	212,375
Effect of restricted stock grants	137,118	112,695

Adjusted weighted average common shares outstanding applicable to diluted EPS	25,092,826	21,748,381

Basic earnings per share	$0.27	$0.30
Diluted earnings per share	0.27	0.30

Potentially dilutive common shares excluded from the above calculations aggregated 18,000 and 153,113 shares as of March 31, 2014 and 2013.

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

During the three months ended March 31, 2014 and 2013, the Company issued 101,113 and 1,393 restricted shares of stock-based compensation awards, and no shares of other stock-based compensation awards, and recognized $351,000 and $398,000, or $0.01 and $0.02 per diluted common share for each period, of non-cash stock-based compensation expense related to the grants. As of March 31, 2014, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,951,000, which is expected to be recognized over the next 12 quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $190,000,000 of notional value of principal from various multinational banks, with termination dates ranging to February 2016. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $14,000 and $12,000 for the quarters ended March 31, 2014 and 2013, and all are carried at $0 on the balance sheet at March 31, 2014.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the quarters ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Statement of comprehensive income
Investment income	$17,109	$14,664
Interest expense	1,445	1,327

Net interest income	15,664	13,337
Noninterest income	80	92
Operating expenses	4,634	4,166

Net investment income before income taxes	11,110	9,263
Income tax provision	(3,359)	(3,091)

Net investment income after income taxes	7,751	6,172
Net realized/unrealized losses of Medallion Bank	(1,779)	(1,522)

Net increase in net assets resulting from operations of Medallion Bank	5,972	4,650
Unrealized depreciation on Medallion Bank (1)	(3,066)	(3,066)
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	(480)	(617)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$2,426	$967

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	2014	2013
Loans	$775,316	$749,315
Investment securities, at fair value	25,029	24,464

Net investments (1)	800,345	773,779
Cash	23,718	17,467
Other assets, net	21,816	22,568
Due from affiliates	878	—

Total assets	$846,757	$813,814

Other liabilities	$7,890	$2,249
Due to affiliates	—	866
Deposits and other borrowings, including accrued interest payable	708,175	682,913

Total liabilities	716,065	686,028
Medallion Bank equity (2)	130,692	127,786

Total liabilities and equity	$846,757	$813,814

Investment in other controlled subsidiaries	$7,506	$7,145
Total investment in Medallion Bank and other controlled subsidiaries	110,266	108,623

(1)	Included in Medallion Bank’s net investments is $32 and $40 for purchased loan premium at March 31, 2014 and December 31, 2013.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At March 31, 2014 and December 31, 2013, the net premium on investment securities totaled $326,000 and $342,000, and $16,000 and $40,000 was amortized into interest income for the quarters ended March 31, 2014 and 2013.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2014 and December 31, 2013, net loan origination costs were $9,632,000 and $9,553,000. Net amortization expense for the quarters ended March 31, 2014 and 2013 was $700,000 and $645,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At March 31, 2014, $2,383,000 or 1% of consumer loans, $2,291,000 or 5% of commercial and no medallion loans were on nonaccrual, compared to $2,266,000 or 1% of consumer loans, $2,291,000 or 4% of commercial loans, and no medallion loans on nonaccrual at December 31, 2013, and $1,874,000 or 1% of consumer loans, and no commercial or medallion loans on nonaccrual at March 31, 2013. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $113,000, $85,000, and $0 as of March 31, 2014, December 31, 2013, and March 31, 2013. See also the paragraph and table on page 12 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee depending on the maturity of the deposit, which averages less than 0.20%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at March 31, 2014 and December 31, 2013 was $1,796,000 and $1,697,000, and $296,000 and $308,000 was amortized to interest expense during the quarters ended March 31, 2014 and 2013. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending March 31,						March 31,	December 31,	Interest
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	2014	2013	Rate (1)
Deposits and other borrowings	$310,605	$176,735	$147,683	$48,424	$24,105	$—	$707,552	$682,337	0.69%

(1)	Weighted average contractual rate as of March 31, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $5,000,000 in 2013. Separately, Medallion Bank declared dividends to the Company of $3,000,000 in each of the 2014 and 2013 first quarters.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of March 31, 2014 and December 31, 2013, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of March 31, 2014, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	March 31, 2014	December 31, 2013
Tier 1 capital	—	—	$130,170	$127,512
Total capital	—	—	140,509	137,494
Average assets	—	—	815,759	807,331
Risk-weighted assets	—	—	820,476	792,129
Leverage ratio (1)	4%	5%	16.0%	15.8%
Tier 1 capital ratio (2)	4	6	15.9	16.1
Total capital ratio (2)	8	10	17.1	17.4

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending March 31,						March 31,	December 31,	Interest
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	2014	2013	Rate (1)
Revolving lines of credit	$—	$—	$128,980	$—	$—	$—	$128,980	$131,990	1.83%
Notes payable to banks	33,560	16,099	48,352	—	—	—	98,011	87,983	2.64%
SBA debentures	2,500	4,000	—	—	3,000	46,485	55,985	61,985	4.20%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.36%

Total	$36,060	$20,099	$177,332	$—	$3,000	$79,485	$315,976	$314,958	2.56%

(1)	Weighted average contractual rate as of March 31, 2014.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and the line reduced to $150,000,000, and of which $128,980,000 was outstanding at March 31, 2014. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate (which approximates LIBOR) plus 1.65%, and previously was the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.15% at March 31, 2014) plus 0.75%, or 90 day LIBOR (0.23% at March 31, 2014) plus 0.50%; plus 0.95%.

(B) SBA DEBENTURES

In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of March 31, 2014, $137,485,000 of commitments had been fully utilized, $2,500,000 of commitments were available, and $55,985,000 was outstanding.

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

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of March 31, 2014.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at March 31, 2014		Monthly Payment	Average Interest Rate at March 31, 2014	Interest Rate Index(1)
The Company	7/7	4/11 - 1/14	5/14 - 7/16	Revolving line of credit secured by pledged loans	$125,000	$60,700		Interest only	2.45% (includes unused fee)	Various	(2)
Medallion Chicago	3/28	12/11	12/16	Term loans secured by owned Chicago medallions(3)	25,708	24,718		$121 principal & interest	3.12%	N/A
The Company	3/4	1/09 - 6/13	12/14 - 11/16	Participated loans treated as financings	9,834	9,827		Proportionate to the payments received on the participated loans	2.50%	N/A
MFC	3/4	2/13 - 6/13	2/16 - 11/16	Participated loans treated as financings	2,697	2,693		Proportionate to the payments received on the participated loans	2.92%	N/A
FSVC	2/3	2/12 - 3/13	2/15 - 3/16	Participated loans treated as financings	76	73		Proportionate to the payments received on the participated loans	10.32%	N/A
MFC	1/1	1/05	5/14	Revolving line of credit secured by pledged loans	8,000	0	(4)	Interest only	0%	Prime + 0.50%

					$171,315	$98,011

(1)	At March 31, 2014, 30 day LIBOR was 0.15%, 360 day LIBOR was 0.56%, and the prime rate was 3.25%.
(2)	$65,000 of these lines can also be used by MFC ($35,500 which is available) of which $30,000 of such usage would be guaranteed by the Company. Interest rates on these lines range from LIBOR plus 2% to LIBOR plus 2.5%, and all contain prime rate options from prime minus 0.5% to prime, and two notes have a floor, and three notes have an unused fee.
(3)	$15,224 guaranteed by the Company.
(4)	Guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.23% at March 31, 2014) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At March 31, 2014, $33,000,000 was outstanding on the preferred securities.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At March 31, 2014, 153,673 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of March 31, 2014, 390,541 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock are issuable under the Amended Director Plan, and as of March 31, 2014, 82,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At March 31, 2014, 541,251 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 519,584 options were exercisable, and there were 238,394 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2014 and 2013. The following assumption categories are used to determine the value of any option grants.

Three Months Ended March 31,
	2014	2013
Risk free interest rate	NA	NA
Expected dividend yield	NA	NA
Expected life of option in years (1)	NA	NA
Expected volatility (2)	NA	NA

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the Amended Director Plan for the periods ended March 31, 2014 and December 31, 2013.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2012	971,500	$3.50-13.06	$9.80
Granted	18,000	13.84	13.84
Cancelled	(518)	9.22	9.22
Exercised (1)	(410,765)	3.50-13.06	9.90

Outstanding at December 31, 2013	578,217	7.17-13.84	9.85
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	(36,966)	7.17-11.21	9.04

Outstanding at March 31, 2014 (2)	541,251	$7.17-13.84	$9.91

Options exercisable at March 31, 2014 (2)	519,584	$7.17-13.06	9.76

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $197,000 and $667,000 for the 2014 and 2013 first quarters.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2014 and the related exercise price of the underlying options, was $1,798,000 for outstanding options and $1,794,000 for exercisable options as of March 31, 2014.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the periods ended March 31, 2014 and December 31, 2013.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2012	300,317	$7.99-12.55	$10.76
Granted	11,742	13.12-15.61	15.31
Cancelled	(4,088)	7.99-13.12	10.12
Vested (1)	(73,703)	11.08-12.55	11.56

Outstanding at December 31, 2013	234,268	7.99-15.61	10.72
Granted	101,113	13.46	13.46
Cancelled	—	—	—
Vested (1)	(96,987)	7.99-13.12	8.97

Outstanding at March 31, 2014 (2)	238,394	$11.08-15.61	$12.61

(1)	The aggregate fair value of the restricted stock vested was $1,397,000 and $342,000 for the 2014 and 2013 first quarters.
(2)	The aggregate fair value of the restricted stock was $3,149,000 as of March 31, 2014.

The following table presents the activity for the unvested options outstanding under the plans for the 2014 first quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2013	21,667	$11.53-13.84	$13.54
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2014	21,667	$11.53-13.84	$13.54

The intrinsic value of the options vested was $0 for the 2014 first quarter.

The following table summarizes information regarding options outstanding and options exercisable at March 31, 2014 under the 1996 and 2006 Stock Option Plans and the Amended Director Plan.

	Options Outstanding			Options Exercisable
	Shares at March 31, 2014	Weighted average		Shares at March 31, 2014	Weighted average
Range of Exercise Prices		Remaining contractual life in years	Exercise price		Remaining contractual life in years	Exercise price
$7.17-13.84	541,251	3.28	9.91	519,584	3.05	9.76

The following table summarizes information regarding restricted stock outstanding at March 31, 2014 under the 2009 Employee Restricted Stock Plan.

	Restricted Stock Outstanding
	Shares at March 31, 2014	Weighted average
Range of Grant Prices		Remaining vesting period in years	Grant price
$11.08-15.61	238,394	2.10	$12.61

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Management fees	$75	$—
Servicing fees	52	40
Prepayment fees	23	183
Late charges	8	51
Other	33	22

Total noninterest income	$191	$296

Management fees were initiated on a portfolio investment company in late 2013. The current quarter decrease in prepayment fees reflected larger than normal fees received from loan prepayments a year ago. Late charges declined from improved delinquencies.

The major components of other operating expenses were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Travel, meals, and entertainment	$218	$163
Directors’ fees	101	101
Miscellaneous taxes	95	81
Office expense	67	47
Insurance	55	47
Telephone	44	33
Depreciation and amortization	41	48
Investment management expense	36	44
Bank charges	32	36
Other expenses	102	161

Total other operating expenses	$791	$761

Travel, meals, and entertainment increased due to an increase in investment development activities. Other operating expenses were lower, reflecting higher expense reimbursements from Medallion Bank.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013
Net share data
Net asset value at the beginning of the period	$10.95	$9.99
Net investment income	0.14	0.11
Income tax (provision) benefit	—	—
Net realized gains (losses) on investments	(0.01)	0.01
Net change in unrealized appreciation on investments	0.14	0.18

Net increase in net assets resulting from operations	0.27	0.30
Issuance of common stock	(0.05)	0.01
Repurchase of common stock	—	—
Distribution of net investment income	(0.03)	(0.14)
Return of capital	(0.20)	(0.08)
Distribution of net realized gains on investments	—	—

Total distributions	(0.23)	(0.22)
Other	0.01	—

Total increase (decrease) in net asset value	0.00	0.09

Net asset value at the end of the period (1)	$10.95	$10.08

Per share market value at beginning of period	$14.35	$11.74
Per share market value at end of period	13.21	13.22
Total return (2)	(26%)	59%

Ratios/supplemental data
Total shareholders’ equity (net assets)	$275,055	$220,081
Average net assets	275,158	218,256
Total expense ratio (3) (4)	8.51%	11.29%
Operating expenses to average net assets (4)	5.60	7.46
Net investment income after income taxes to average net assets (4)	5.08	4.58

(1)	Includes $0.00 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of March 31, 2014 and 2013.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,404 and $1,487 and operating expenses of $1,455 and $1,801, which formerly were the Company’s, are now MSC’s for the quarters ended March 31, 2014 and 2013. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 11% and 15%, 7.75% and 11%, and 5.01% and 3.98%, for the first quarters of 2014 and 2013.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the requirements for reporting discontinued operations, requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position, and requires additional disclosures about discontinued operations. Additionally, the update expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The update is to be applied prospectively to annual periods beginning on or after December 15, 2014. The Company does not believe the adoption of the standard will have any impact on its financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Tax (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists – a consensus of the FASB Emerging Issues Task Force.” ASU 2013-11 requires, with limited exception, that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset. The update applies to all entities that have unrecognized tax benefits with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward which exists as of the reporting date. The update is effective for periods beginning after December 15, 2013. As a BDC which has elected to be treated as a RIC for federal income tax purposes, the Company does not have any unrecognized tax benefits and as such the adoption of this standard had no impact on its financial condition or results of operations.

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $45,000 and $26,000 for the 2014 and 2013 first quarters.

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

At March 31, 2014, December 31, 2013, and March 31, 2013, MSC serviced $409,141,000, $402,801,000, and $418,591,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, in the 2014 and 2013 first quarters, $1,404,000 and $1,487,000 of servicing fee income was earned by MSC.

The following table summarizes the net revenues received from Medallion Bank.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Reimbursement of operating expenses	$115	$73
Loan origination fees	98	87
Servicing fees	4	6

Total other income	$217	$166

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2014 and December 31, 2013, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$487,324	$487,324	$473,157	$473,157
Cash (1)	33,565	33,565	52,172	52,172
Accrued interest receivable (2)	850	850	907	907
Financial liabilities
Funds borrowed (2)	315,976	315,976	314,958	314,958
Accrued interest payable (2)	751	751	1,124	1,124

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

(12) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of the Company’s valuation methodology which is unchanged during 2014.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

2014 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$311,342	$311,342
Commercial loans	—	—	58,915	58,915
Investment in Medallion Bank and other controlled subsidiaries	—	—	110,266	110,266
Equity investments	150	—	6,651	6,801
Foreclosed properties	—	50,403	—	50,403
Other assets	—	10,701	392	11,093

2013 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$297,861	$297,861
Commercial loans	—	—	60,168	60,168
Investment in Medallion Bank and other controlled subsidiaries	—	—	108,623	108,623
Equity investments	280	—	6,225	6,505
Foreclosed properties	—	50,403	—	50,403
Other assets	—	9,584	392	9,976

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters ended March 31, 2014 and 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2013	$297,861	$60,168	$108,623	$6,225	$392
Gains (losses) included in earnings	—	165	5,426	475	—
Purchases, investments, and issuances	30,715	2,131	1,202	—	—
Sales, maturities, settlements, and distributions	(17,234)	(3,549)	(4,985)	(49)	—

March 31, 2014	$311,342	$58,915	$110,266	$6,651	$392

Amounts related to held assets(1)	$—	$74	$5,426	$426	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2012	$294,388	$56,919	$99,083	$4,389	$—
Gains (losses) included in earnings	40	(13)	3,967	(11)	—
Purchases, investments, and issuances	55,854	4,801	872	—	—
Sales, maturities, settlements, and distributions	(61,409)	(981)	(3,579)	—	—
Transfer in (out) (1)	—	1,370	(1,370)	—	—

March 31, 2013	$288,873	$62,096	$98,973	$4,378	$—

Amounts related to held assets (2)	$—	($50)	$3,967	($11)	$—

(1)	During the quarter ended March 31, 2013, $1,370 of investment in Medallion Fine Arts, Inc. was reclassified as a loan.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2013.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2014 and December 31, 2013 were as follows.

(Dollars in thousands)	Fair Value at 3/31/14	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$311,342	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 98% (40%)

Commercial Loans - Asset-Based	5,216	Borrower collateral analysis	Adequacy of collateral (loan to value)	0% - 81% (46%) (1)

Commercial Loans - Mezzanine and Other	53,699	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3.00% - 17.00% (11.45%)

Investment in Medallion Bank	102,760	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	3,750	Market comparables	Valuation indicated by private company offers	N/A
	3,756	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A

Equity Investments	2,308	Investee book value	Valuation indicated by investee filings	N/A
	1,399	Market comparables	Discount for lack of marketability	10% (10%)
	2,944	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A

(1)	As of March 31, 2014, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(Dollars in thousands)	Fair Value at 12/31/13	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$297,861	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 89% (39%)

Commercial Loans - Asset-Based	7,476	Borrower collateral analysis	Adequacy of collateral (loan to value)	6% - 86% (63%) (1)

Commercial Loans - Mezzanine and Other	52,692	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3.00% - 17.00% (11.29%)

Investment in Medallion Bank	101,478	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	3,750	Market comparables	Valuation indicated by private company offers	N/A
	3,395	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A

Equity Investments	1,982	Investee book value	Valuation indicated by investee filings	N/A
	1,299	Market comparables	Discount for lack of marketability	10% (10%)
	2,944	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A

(1)	As of December 31, 2013, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(13) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of March 31, 2014 and December 31, 2013.

Investment Type (Dollars in thousands)	Number of Investments		Value as of 3/31/14		Value as of 12/31/13
City of Chicago Taxicab Medallions	154	(1)	$48,972	(2)	$48,972	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	$1,431	(3)	$1,431	(3)

Total Foreclosed Properties			$50,403		$50,403

(1)	Investment is not readily marketable, is considered income producing, and is not subject to option
(2)	Gross unrealized appreciation, gross unrealized depreciation and net unrealized appreciation for Federal income tax purposes is $45,424, $0, and $45,424 as of March 31, 2014 and is $45,284, $0 and $45,284 as of December 31, 2013. The aggregate cost for Federal income tax purposes is $3,548 at March 31, 2014 and $3,688 at December 31, 2013.
(3)	Gross unrealized appreciation, gross unrealized depreciation and net unrealized appreciation for Federal income tax purposes are $1,313, $0, and $1,313 as of March 31, 2014 and is $1,308, $0 and $1,308 as of December 31, 2013. The aggregate cost for Federal income tax purposes is $117 at March 31, 2014 and $122 at December 31, 2013.

(14) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

On April 29, 2014, the Company’s board of directors declared a $0.24 per share common stock dividend, payable on May 23, 2014 to shareholders of record on May 16, 2014.

In April 2014, a revolving line of credit for $8,000,000 that matured May 1, 2014 was extended to May 1, 2015.

In April 2014, the Company entered into a $17,500,000 revolving line of credit with a regional bank that matures in March 2016, at terms consistent with the other lines, and which can also be used by MFC.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					368	77%	3.54%	$28,170	$211,864	$211,869
	Sean Cab Corp ##	Term Loan	12/09/11	12/08/15	1	1%	3.60%		$3,556	$3,539
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,547
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	06/08/10	05/01/15	1	1%	4.00%		$2,442	$2,430
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,149	$2,140
	Pontios Taxi LLC	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,828	$1,830
	Ikaria Taxi LLC	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,828	$1,830
	Kos Taxi LLC	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,828	$1,830
	Sag Taxi LLC	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,828	$1,830
	Slo Cab Corp	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,529
	Slo Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210
	Daytona Hacking Corp	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,570	$1,572
	Kaderee M & G Corp	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,570	$1,572
	Silke Hacking Corp	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,570	$1,572
	Lety Cab Corp ##	Term Loan	10/21/10	10/20/15	1	1%	3.13%		$1,545	$1,537
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,538	$1,532
	Nancy Transit Inc ##	Term Loan	03/11/13	03/11/16	1	1%	3.50%		$1,536	$1,531
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,515	$1,509
	Christian Cab Corp	Term Loan	11/27/12	11/27/15	1	1%	4.00%		$1,500	$1,501
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,494	$1,496
	Benson Hacking Corp ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$1,434	$1,428
	Dayna Hacking Corp ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$1,434	$1,428
	Devin Taxi Corp ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$1,434	$1,428
	Alltaxitwo Cab Corp ##	Term Loan	07/24/13	07/24/16	1	1%	2.75%		$1,400	$1,402
	Orys Trans Corp ##	Term Loan	07/24/13	07/24/16	1	1%	2.75%		$1,400	$1,402
	Sonu-Seema Corp ##	Term Loan	12/07/12	12/07/15	1	1%	3.75%		$1,407	$1,401
	Nosilla Service Co., Inc ##	Term Loan	07/23/13	07/23/16	1	1%	3.00%		$1,397	$1,399
	Ukraine Service Co ##	Term Loan	07/23/13	07/23/16	1	1%	3.00%		$1,397	$1,399
	Lil Amandachaka Hacking Corp ##	Term Loan	07/23/13	07/23/16	1	1%	3.00%		$1,397	$1,399
	Flow Taxi Corp ##	Term Loan	07/23/13	07/23/16	1	1%	3.00%		$1,397	$1,399
Various New York && ##	1.73% to 10.00%	Term Loan	12/20/00 to 03/28/14	04/01/14 to 09/10/23	338	60%	3.59%	$16,148	$163,838	$163,897
Chicago					110	15%	4.93%	$566	$41,896	$41,951
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	08/28/15	1	1%	5.50%		$1,690	$1,682
Various Chicago ##	3.75% to 8.50%	Term Loan	01/22/10 to 03/12/14	01/18/15 to 03/12/19	109	15%	4.91%	$566	$40,206	$40,269
Newark && ##	4.50% to 8.00%	Term Loan	04/12/07 to 03/13/14	04/12/14 to 01/10/23	109	9%	5.45%	$3,201	$23,693	$23,814
Boston					58	10%	4.77%	$3,606	$26,494	$26,542
	Chiso Trans Inc	Term Loan	11/26/13	11/26/16	1	*	4.25%		$839	$841
	Chiso Trans Inc	Term Loan	04/20/12	04/20/15	1	*	5.50%		$594	$595
Various Boston && ##	4.00% to 6.25%	Term Loan	06/12/07 to 03/28/14	05/23/14 to 10/08/18	56	9%	4.77%	$3,606	$25,061	$25,106
Cambridge && ##	4.00% to 6.50%	Term Loan	05/06/11 to 03/12/14	05/06/14 to 10/08/18	14	2%	5.07%	$330	$6,000	$6,020
Various Other ##	4.75% to 11.50%	Term Loan	11/26/07 to 01/03/14	11/27/14 to 09/01/23	11	0%	6.30%	$278	$1,140	$1,146

Total medallion loans ($234,970 pledged as collateral under borrowing arrangements)					670	113%	4.02%	$36,151	$311,087	$311,342

Commercial Loans
Secured mezzanine (28% Minnesota, 11% Wisconsin, 11% North Carolina, 9% New York, 9% Oklahoma,
8% Texas, 6% Delaware, 5% Arizona, 4% Florida, 4% California and 5% all other states) (2)
Manufacturing (58% of the total)
+	Bluff Manufacturing (interest rate includes PIK interest of 3.50%)	Term Loan	12/14/12	12/14/17	1	1%	15.50%		$3,000	$3,008
	Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $278 per footnote 2)	Term Loan	03/28/12	03/28/17	1	1%	17.00%		$2,878	$2,870
	American Cylinder (interest rate includes PIK interest of 5.00%) (capitalized interest of $58 per footnote 2)	Term Loan	07/03/13	01/03/18	1	1%	17.00%		$1,558	$1,558

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
	American Cylinder	Term Loan	07/03/13	07/03/17	1	*	10.00%		$800	$796
+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $224 per footnote 2)	Term Loan	04/01/08	12/31/14	1	1%	14.00%		$2,214	$2,214
	Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $117 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,942	$1,942
+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,314	$1,713
	Process Fab & (interest rate includes PIK interest of 8.00%)	Term Loan	04/17/08	12/31/15	1	1%	8.00%		$4,500	$1,592
+	GAF Manufacturing (interest rate includes PIK interest of 2.00%) (capitalized interest of $2 per footnote 2)	Term Loan	03/06/14	03/06/19	1	1%	14.00%	$1,500	$1,502	$1,511
+	RespirTech	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,507
+	Various Other && 12.00% to 14.00% (capitalized interest of $63 per footnote 2)	Term Loan	03/10/99 to 07/17/12	03/31/10 to 01/31/19	5	2%	13.12%		$5,100	$5,112
Information (14% of the total)	US Internet	Term Loan	06/12/13	06/12/20	1	1%	14.50%		$3,000	$3,018
	Centare (interest rate includes PIK interest of 2.00%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,483
Arts, Entertainment, and Recreation (11% of the total)	RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $1,195 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$4,234	$4,234
Administrative and Support Services (9% of the total) +	Staff One	Term Loan	06/30/08	03/31/15	1	1%	3.00%		$2,964	$2,964
+	Staff One	Term Loan	09/15/11	03/31/15	1	*	3.00%		$485	$485
	Various Other && 0.00% (capitalized interest of $44 per footnote 2)	Term Loan	01/14/05	01/14/10	1	*	0.00%		$627	$43
Professional, Scientific, and Technical Services (6% of the total) +	Portu-Sunberg	Term Loan	12/31/12	12/31/17	1	1%	12.00%		$2,500	$2,510
	Various Other && 10.00% (capitalized interest of $33 per footnote 2)	Term Loan	10/26/11	11/1/14	1	*	10.00%		$33	$33
Accommodation and Food Services (2% of the total)	Various Other && 9.25% 10.00%	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.84%		$2,416	$629
Retail Trade (0% of the total)	Various Other && 10.00%	Term Loan	06/30/00	10/1/15	1	*	10.00%		$431	$55

Total secured mezzanine (2)					27	15%	11.89%	$1,500	$46,498	$40,277

Asset-based (76% New York, 18% New Jersey and 6% all other states)
Wholesale Trade (62% of the total)	Capitalsea, LLC ##	Revolving line of credit	11/07/05	11/07/14	1	1%	4.50%		$2,546	$2,437
	Various Other && 4.75% to 6.75% ##	Revolving line of credit	01/23/99 to 11/06/13	08/15/14 to 03/27/15	8	*	5.72%		$814	$781
Transportation and Warehousing (17% of the total)	Various Other && 5.25% to 8.00% ##	Revolving line of credit	12/31/01 to 10/18/06	05/02/14 to 12/31/14	3	*	6.35%		$915	$872
Retail Trade (11% of the total)	Various Other 4.75% to 6.58% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/14 to 12/21/14	5	*	5.19%		$607	$574
Manufacturing (4% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 01/27/14	06/22/14 to 02/18/15	6	*	6.31%	$10	$241	$218
Construction (2% of the total)	Various Other 5.75% to 6.75% ##	Revolving line of credit	07/20/99 to 07/23/13	07/20/14 to 07/23/14	2	*	5.76%		$130	$129
Finance and Insurance (2% of the total)	Various Other && 5.50%	Revolving line of credit	02/14/08	02/14/15	1	*	5.50%		$99	$95
Health Care and Social Assistance (2% of the total)	Various Other 5.75% to 6.00% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/14 to 11/09/14	2	*	5.75%		$107	$91
Administrative and Support Services (0% of the total)	Various Other 5.50%	Revolving line of credit	06/30/07	06/30/14	1	*	5.50%		$22	$19

Total asset-based ($4,494 pledged as collateral under borrowing arrangements)					29	2%	5.22%	$10	$5,481	$5,216

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Other secured commercial (72% New York and 28% New Jersey)
Retail Trade (79% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12.00%) (capitalized interest of $555 per footnote 2)	Term Loan	12/17/12	12/17/17	1	2%	12.00%		$6,155	$6,155
	Various Other && 0.00% to 10.50%	Term Loan	09/13/06 to 02/06/14	12/17/14 to 05/06/20	15	2%	8.93%	$410	$4,416	$4,390
Accommodation and Food Services (19% of the total)	Dune Deck Owners Corp ##	Term Loan	04/24/07	03/31/14	1	1%	7.25%		$2,072	$2,072
	Various Other && 7.50% to 9.00%	Term Loan	05/25/05 to 07/25/13	03/18/14 to 07/25/18	3	*	8.26%	$0	$603	$466
Real Estate and Rental and Leasing (1% of the total)	Various Other 4.00% to 6.00%	Term Loan	04/22/99 to 07/15/13	04/01/15 to 07/15/16	3	*	5.12%	$0	$193	$194
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	05/14/13	05/14/18	1	*	7.50%	$0	$129	$130
Other Services (except Public Administration) (0% of the total)	Various Other 6.50%	Term Loan	05/02/09	05/02/14	1	*	6.50%	$0	$15	$15

Total other secured commercial loans ($2,073 pledged as collateral under borrowing arrangements)					25	5%	9.97%	$410	$13,583	$13,422

Total commercial loans ($6,567 pledged as collateral under borrowing arrangements) (2)					81	21%	10.93%	$1,920	$65,562	$58,915

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	37%	11.68%		$102,760	$102,760
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%		$1,682	$1,682
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$3,750	$3,750
Various Other			12/20/04 to 5/23/12	None	3	1%	0.00%		$2,074	$2,074

Investment in Medallion Bank and other controlled subsidiaries, net					6	40%	10.88%	$0	$110,266	$110,266

Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	1%	0.00%	$0	$1,132	$2,308
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	1%	0.00%		$1,954	$1,954
Bakery	Quaker Bakery	* of senior preferred stock	03/28/12	None	1	*	0.00%		$359	$359
IT Services	Centare	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%		$103	$103
Various Other	**	* to 9.25% of common stock	09/10/98 to 3/30/12	None	7	1%	1.39%		$2,577	$2,077

Equity investments, net					11	2%	0.58%	$0	$6,125	$6,801

Investment securities
Investment securities, net					0	0%	0.00%	$0	$0	$0

Net Investments ($241,537 pledged as collateral under borrowing arrangements) (3)					768	177%	6.43%	$38,071	$493,040	$487,324

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $2,569 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 177%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $48,063, $10,841 and $37,222, respectively. The tax cost of investments was $450,102.
(5)	For revolving lines of credit the amount shown is the cost at March 31, 2014.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 23% and up to 27% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at March 31, 2014.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on May 7, 2014 (File No. 814-00188)

Medallion Financial Corp.

Consolidated Schedule of Investments In and Advances to Affiliates

As Of And For the Quarter Ended 3/31/2014

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the year	Amount of dividends or interest (1)	Value as of 3/31/14
(Dollars in thousands)
Medallion Bank - common stock	1,000,000 shares -100% of common stock	$5,906	$3,000	$102,760
Medallion Hamptons Holding LLC - membership interest	100% of membership interest	(90)	0	3,750
Medallion Fine Art, Inc. - common stock (2)	1,000 shares - 100% of common stock	(198)	0	1,682
LAX Group LLC - membership interest	42% of membership interest	(130)	0	777
Generation Outdoor, Inc. - common stock	1,000 shares - 100% of common stock	(3)	4	676
Medallion Servicing Corp. - common stock	1,000 shares - 100% of common stock	(59)	0	621

Total investments in Medallion Bank and other controlled subsidiaries		5,426	3,004	110,266

Medallion Motorsports, LLC - membership interest (3)	75% of membership interest	0	0	1,954
Appliance Recycling Centers of America Inc - common stock	8.86% of common stock	0	0	1,399
Summit Medical, Inc - common stock	9.25% of common stock	0	0	135
Other equity investments other than in investments in and advances to affiliates		—	—	3,313

Total equity investments		0	0	6,801

Total investments in Medallion Bank and other controlled subsidiaries and equity investments		$5,426	$3,004	117,067

Other interest and dividend income other than from investments in and advances to affiliates			187

Total dividend and interest income on short term investments			3,191

Total investments in and advances to affiliates				113,754
Other equity investments other than in investments in and advances to affiliates				3,313

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				$117,067

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $6,155 as of March 31, 2014.
(3)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,234, and on which $103 of interest income was earned during the quarter ended March 31, 2014.

The table below provides a recap of the changes in the investment in the respective issuers for the quarter ended March 31, 2014.

	Value as of 12/31/13	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments	Value as of 3/31/14
(Dollars in thousands)
Medallion Bank - common stock	$101,478	—	4,624	5,906	—	$102,760
Medallion Hamptons Holding LLC - membership interest	3,750	90	—	(90)	—	3,750
Medallion Motorsports, LLC - membership interest (1)	1,954	—	—		—	1,954
Medallion Fine Art, Inc. - common stock (2)	1,880	—	—	(198)	—	1,682
Appliance Recycling Centers of America Inc - common stock	1,299	—	—	100	—	1,399
LAX Group LLC - membership interest	254	652	—	(130)	1	777
Generation Outdoor, Inc. - common stock	439	440	199	(3)	(1)	676
Medallion Servicing Corp. -common stock	822	20	162	(59)	—	621

(1)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,234, and on which $103 of interest income was earned during the quarter ended March 31, 2014.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $6,155 as of March 31, 2014, $179 of which was advanced during 2014, which the balance advanced during 2013.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					358	74%	3.52%	$133,978	$202,954	$202,947
	Sean Cab Corp ##	Term Loan	12/9/2011	12/8/2015	1	1%	3.60%		$3,581	$3,566
	Real Cab Corp	Term Loan	7/20/2007	7/20/2017	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp	Term Loan	7/20/2007	7/20/2017	1	*	2.81%		$350	$350
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	5/1/2015	1	1%	4.00%		$2,460	$2,454
	Whispers Taxi Inc ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$2,197	$2,164	$2,156
	Slo Cab Corp	Term Loan	7/20/2007	7/20/2017	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp	Term Loan	7/20/2007	7/20/2017	1	*	2.81%		$210	$210
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/2015	1	1%	3.13%		$1,557	$1,550
	Nancy Transit Inc ##	Term Loan	3/11/2013	3/11/2016	1	1%	3.50%	$1,575	$1,546	$1,542
	Bunty & Jyoti Inc ##	Term Loan	3/13/2013	3/13/2016	1	1%	3.75%	$1,575	$1,546	$1,541
	Junaid Trans Corp ##	Term Loan	4/30/2013	4/30/2016	1	1%	3.75%	$1,550	$1,524	$1,519
	Christian Cab Corp	Term Loan	11/27/2012	11/27/2015	1	1%	4.00%		$1,504	$1,513
	Ocean Hacking Corp ##	Term Loan	12/20/2013	12/20/2016	1	1%	3.50%	$1,500	$1,500	$1,502
	Devin Taxi Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Dayna Hacking Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Benson Hacking Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Silke Hacking Corp ##	Term Loan	6/28/2013	6/28/2016	1	1%	2.90%	$1,450	$1,424	$1,426
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/7/2015	1	1%	3.75%		$1,415	$1,410
	Lil Amandachaka Hacking Corp ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Flow Taxi Corp ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Ukraine Service Co ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Nosilla Service Co., Inc ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Orys Trans Corp ##	Term Loan	7/24/2013	7/24/2016	1	1%	2.75%	$1,400	$1,400	$1,402
	Alltaxitwo Cab Corp ##	Term Loan	7/24/2013	7/24/2016	1	1%	2.75%	$1,400	$1,400	$1,402
	Perem Hacking Corp ##	Term Loan	2/21/2013	2/21/2016	1	*	3.00%	$1,396	$1,362	$1,358
	S600 Service Co Inc ##	Term Loan	2/21/2013	2/21/2016	1	*	3.00%	$1,396	$1,362	$1,358
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/2015	1	*	5.25%		$1,358	$1,353
Various New York	2.22% to 10.00%	Term Loan	12/20/00 to 12/26/13	01/15/14 to 09/10/23	331	59%	3.56%	$108,444	$161,262	$161,313
Chicago					111	15%	4.94%	$32,540	$42,175	$42,239
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	8/28/2015	1	1%	5.50%		$1,696	$1,689
	Regal Cab Company Et Al ##	Term Loan	8/29/2013	8/29/2016	1	1%	5.00%	$1,400	$1,395	$1,391
	Chicago Medallion Nine LLC ##	Term Loan	5/2/2012	5/2/2017	1	1%	5.75%		$1,373	$1,368
Various Chicago	3.75% to 8.50%	Term Loan	01/22/10 to 12/27/13	01/18/15 to 12/27/18	108	14%	4.89%	$31,140	$37,711	$37,791
Newark &&	4.50% to 8.00%	Term Loan	04/12/07 to 12/12/13	02/27/14 to 01/10/23	106	8%	5.58%	$13,103	$21,681	$21,792
Boston					53	9%	4.91%	$11,642	$23,622	$23,656
	Chiso Trans Inc	Term Loan	11/26/2013	11/26/2016	1	*	4.25%	$845	$845	$847
	Chiso Trans Inc	Term Loan	4/20/2012	4/20/2015	1	*	5.50%		$599	$600
	Various Boston && 4.00% to 6.75%	Term Loan	06/12/07 to 12/20/13	01/14/14 to 10/08/18	51	8%	4.92%	$10,797	$22,178	$22,209
Cambridge					14	2%	5.06%	$3,850	$6,008	$6,043
	Gcf Taxi Inc, Et Al	Term Loan	12/30/2013	12/30/2016	1	1%	6.00%	$1,398	$1,397	$1,417
	4.00% to 6.50%	Term Loan	03/19/10 to 12/11/13	05/06/14 to 10/08/18	13	2%	4.78%	$2,452	$4,611	$4,626
Other					12	0%	6.52%	$860	$1,178	$1,184
Various Other &&	5.00% to 11.50%	Term Loan	11/26/07 to 08/21/13	03/23/14 to 09/01/23	12	*	6.52%	$860	$1,178	$1,184

Total medallion loans ($233,789 pledged as collateral under borrowing arrangements)					654	109%	4.02%	$195,973	$297,618	$297,861

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 5% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes assets serviced for third party investors, were $1,363,000,000 as of March 31, 2014, and $1,330,000,000 and $1,212,404,000 as of December 31, 2013 and March 31, 2013, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $390,510,000 as of March 31, 2014. We earn referral fees for these activities. In December 2010, all of these servicing activities were assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

	March 31, 2014		December 31, 2013		March 31, 2013
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	3.54%	$211,864	3.52%	$202,954	3.68%	$199,509
Chicago	4.93	41,896	4.94	42,175	5.26	40,780
Newark	5.45	23,693	5.58	21,681	6.32	17,934
Boston	4.77	26,494	4.91	23,622	5.22	22,140
Cambridge	5.07	6,000	5.06	6,008	5.46	5,458
Other	6.30	1,140	6.52	1,178	6.72	3,058

Total medallion loans	4.02	311,087	4.02	297,618	4.25	288,879

Deferred loan acquisition costs (income)		255		243		(6)
Unrealized depreciation on loans		—		—		—

Net medallion loans		$311,342		$297,861		$288,873

Commercial loans
Secured mezzanine	11.89%	$46,498	11.69%	$46,100	12.79%	$51,939
Asset based	5.22	5,481	5.32	7,803	5.66	7,183
Other secured commercial	9.97	13,583	9.89	13,336	9.31	10,948

Total commercial loans	10.93	65,562	10.60	67,239	11.52	70,070

Deferred loan acquisition income		(41)		(79)		(80)
Unrealized depreciation on loans		(6,606)		(6,992)		(7,894)

Net commercial loans		$58,915		$60,168		$62,096

Investment in Medallion Bank and other controlled subsidiaries, net(3)	10.88%	$110,266	11.05%	$108,623	11.62%	$98,973

Equity investments	0.58%	6,125	0.86%	$6,124	1.48%	$4,576

Unrealized appreciation on equities		676		381		47

Net equity investments		$6,801		$6,505		$4,623

Investments securities	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.43%	$493,040	6.49%	$479,604	6.90%	$462,498

Deferred loan acquisition costs (income)		214		164		(86)
Unrealized appreciation on equities		676		381		47
Unrealized depreciation on loans		(6,606)		(6,992)		(7,894)

Net investments(3)		$487,324		$473,157		$454,565

Medallion Bank investments
Consumer loans	15.49%	$373,478	15.67%	$353,355	16.56%	$273,849
Medallion loans	3.78	366,998	3.77	349,015	3.93	351,227
Commercial loans	4.73	42,143	4.91	53,786	4.92	67,371
Investment securities	2.55	25,108	2.47	24,925	1.90	20,439

Medallion Bank investments at cost (2)	9.20	807,727	9.19	781,081	8.82	712,886

Deferred loan acquisition costs		9,632		9,553		7,168
Unrealized appreciation (depreciation) on investment securities		(405)		(803)		745
Premiums paid on purchased securities		326		342		296
Unrealized depreciation on loans		(16,966)		(16,434)		(14,192)

Medallion Bank net investments		$800,314		$773,739		$706,903

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.05%, 8.05%, and 7.88% at March 31, 2014, December 31, 2013, and March 31, 2013.
(3)	Includes $724, $814, and $0 of unrealized appreciation on Medallion Hamptons Holdings as of March 31, 2014, December 31, 2013, and March 31, 2013.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net investments at beginning of period	$473,157	$455,010
Investments originated (1)	32,846	62,025
Repayments of investments (1)	(21,639)	(63,392)
Net realized gains (losses) on investments	(172)	77
Net increase in unrealized appreciation (2)	3,107	920
Amortization of origination (costs) fees	25	(75)

Net increase (decrease) in investments	14,167	(445)

Net investments at end of period	$487,324	$454,565

(1)	Includes refinancings.
(2)	Excludes net unrealized appreciation of $381 and $3,012 for the quarter ended March 31, 2014 and 2013, related to foreclosed properties and other assets.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield of the total portfolio at March 31, 2014 was 6.43% (5.22% for the loan portfolio), a decrease of 6 basis points from 6.49% at December 31, 2013, and a decrease of 47 basis points from 6.90% at March 31, 2013. The weighted average yield of the total managed portfolio at March 31, 2014 was 7.85% (8.05% for the loan portfolio), unchanged from December 31, 2013, and an increase of 15 basis points from 7.70% at March 31, 2013. The changes in 2014 reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 64% of the net portfolio of $487,324,000 at March 31, 2014, compared to 63% of the net portfolio of $473,157,000 at December 31, 2013, and 63% of $454,565,000 at March 31, 2013. Our managed medallion loans of $677,405,000 comprised 57% of the net managed portfolio of $1,184,257,000 at March 31, 2014, compared to 56% of the net managed portfolio of $1,144,596 at December 31, 2013, and 60% of $1,067,371,000 at March 31, 2013. The medallion loan portfolio increased by $13,481,000 or 5% in 2014 (an increase of $31,435,000 or 5% on a managed basis), primarily reflecting strong portfolio growth in the major markets and increases in loan participations sold. Total medallion loans serviced for third parties were $28,049,000, $24,875,000, and $45,677,000 at March 31, 2014, December 31, 2013, and March 31, 2013.

The weighted average yield of the medallion loan portfolio at March 31, 2014 was 4.02%, unchanged from 4.02% at December 31, 2013, and a decrease of 23 basis points from 4.25% at March 31, 2013. The weighted average yield of the managed medallion loan portfolio at March 31, 2014 was 3.89%, unchanged from December 31, 2013, and a decrease of 19 basis points from 4.08% at March 31, 2013. The decrease in yield primarily reflected the new loan volume and the repricing of the existing portfolio to lower current market interest rates, which have been stable in 2014. At March 31, 2014, 32% of the medallion loan portfolio represented loans outside New York, compared to 32% and 31% at December 31, 2013 and March 31, 2013. At March 31, 2014, 26% of the managed medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2013 and 23% at March 31, 2013. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 12%, 13%, and 14% of the net investment portfolio as of March 31, 2014, December 31, 2012, and March 31, 2013, and were 8%, 10%, and 12% on a managed basis. Commercial loans decreased by $1,253,000 or 2% during the quarter ended March 31, 2014 (decreased $12,748,000 or 11% on a managed basis), primarily reflecting decreases in the asset-based portfolio. Net commercial loans serviced by third parties were $63,000,000 at March 31, 2014, $255,000 at December 31, 2013, and $12,098,000 at March 31, 2013.

        The weighted average yield of the commercial loan portfolio at March 31, 2014 was 10.93%, an increase of 33 basis points from 10.60% at December 31, 2013, and a decrease of 59 basis points from 11.52% at March 31, 2013. The weighted average yield of the managed commercial loan portfolio at March 31, 2014 was 8.50%, an increase of 43 basis points from 8.07% at December 31, 2013, and an increase of 22 basis points from 8.28% at March 31, 2013. The increases primarily reflect changes in the portfolio mix and changes in the rates earned. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At March 31, 2014, variable-rate loans represented approximately 9% of the commercial portfolio, compared to 12% and 12% at December 31, 2013 and March 31, 2013, and were 42%, 49%, and 52% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 31%, 31%, and 25% of the managed net investment portfolio as of March 31, 2014, December 31, 2013, and March 31, 2013. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 15.49% at March 31, 2014, compared to 15.67% and 16.56% at December 31, 2013 and March 31, 2013. Adjustable rate loans represented 61% of the managed consumer portfolio at March 31, 2014, compared to 68% and 73% at December 31, 2013 and March 31, 2013.

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

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the collateral down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as realized gains. All collection, repossession, and recovery efforts are handled on behalf of Medallion Bank by the servicer.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$—	0.0%	$—	0.0%	$—	0.0%

Commercial loans
Secured mezzanine	2,018	0.6	2,018	0.6	2,380	0.7
Asset-based receivable	494	0.1	494	0.1	—	0.0
Other secured commercial	—	0.0	—	0.0	—	0.0

Total commercial loans	2,512	0.7	2,512	0.7	2,380	0.7

Total loans 90 days or more past due	$2,512	0.7%	$2,512	0.7%	$2,380	0.7%

Total Medallion Bank loans	$3,721	0.5%	$3,817	0.5%	$1,007	0.2%

Total managed loans 90 days or more past due	$6,233	0.5%	$6,329	0.6%	$3,387	0.3%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

        A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At March 31, 2014, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At March 31, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The two remaining loans are still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Valuation allowance	(145)	(1,145)	(1,290)

Net loans outstanding	144	1,146	1,290

Other receivables	560	10,642	11,202
Valuation allowance	(168)	(3,193)	(3,361)

Net other receivables	392	7,449	7,841
Total net outstanding	536	8,595	9,131

Income foregone in 2014	11	28	39
Total income foregone	$170	$538	$708

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Other secured commercial loan delinquencies have declined and remained at the same level for recent periods due to consistent collection efforts. Secured mezzanine delinquencies declined as a result of continued collection efforts. The increase in delinquencies in the asset-based and Medallion Bank loan portfolio reflects the status of the loans described in the preceding paragraph. Medallion Bank continued with low levels of delinquency in its consumer loan portfolio. In addition to the delinquencies in the loan portfolio as described above, receivables from bonuses relating to certain investments of $6,848,000 were delinquent at March 31, 2014. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

In determining the value of our portfolio, the Board of Directors may take into consideration various factors such as the financial condition of the borrower and the adequacy of the collateral. For example, in a period of sustained increases in market interest rates, the Board of Directors could decrease its valuation of the portfolio if the portfolio consists primarily of long-term, fixed-rate loans. Our valuation procedures are designed to generate values that approximate that which would have been established by market forces, and are therefore subject to uncertainties and variations from reported results. Based upon these factors, net unrealized appreciation or depreciation on investments is determined based on the fluctuations of our estimate of the current realizable value of our portfolio from our cost basis.

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2014 and 2013 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2013	$—	($6,992)	$381	$40,404	$33,793
Net change in unrealized
Appreciation on investments	—	—	100	—	100
Depreciation on investments	—	74	195	381	650
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	312	—	—	312

Balance March 31, 2014	$—	($6,606)	$676	$40,785	$34,855

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	$—	($7,894)	$47	$36,769	$28,922

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Total loans
Medallion loans	$311,342	$297,861	$288,873
Commercial loans	58,915	60,168	62,096

Total loans	370,257	358,029	350,969
Investment in Medallion Bank and other controlled subsidiaries	110,266	108,623	98,973
Equity investments (1)	6,801	6,505	4,623
Investment securities	—	—	—

Net investments	$487,324	$473,157	$454,565

Net investments at Medallion Bank and other controlled subsidiaries	$800,314	$773,739	$706,903
Managed net investments	$1,184,257	$1,144,596	$1,067,371

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—
Commercial loans	(6,606)	(6,992)	(7,894)

Total loans	(6,606)	(6,992)	(7,894)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—
Equity investments	676	381	47
Investment securities	—	—	—

Total unrealized depreciation on investments (2)	($5,930)	($6,611)	($7,847)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($17,371)	($17,237)	($13,447)
Managed total unrealized depreciation on investments (2)	($23,301)	($23,848)	($21,294)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%
Commercial loans	(10.08)	(10.40)	(11.27)
Total loans	(1.75)	(1.92)	(2.20)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	11.04	6.22	1.04
Investment securities	—	—	—
Net investments	(1.20)	(1.38)	(1.70)

Net investments at Medallion Bank and other controlled subsidiaries	(2.15%)	(2.21%)	(1.89%)
Managed net investments	(1.95%)	(2.06%)	(1.97%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $724, $814, and $0 of unrealized appreciation on Medallion Hamptons Holding, a wholly owned subsidiary, at March 31, 2014, December 31, 2013, and March 31, 2013.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the quarters ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$40
Commercial loans	(221)	37

Total loans	(221)	77
Investment in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	49	—
Investment securities	—	—

Total realized gains (losses) on loans and equity investments	($172)	$77

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	($1,496)	($1,909)

Total managed realized losses on loans and equity investments	($1,668)	($1,832)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	0.06%
Commercial loans	(1.36)	0.22
Total loans	(0.24)	0.09
Investment in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	3.26	—
Investment securities	—	—
Net investments	(0.14)	0.07

Net investments at Medallion Bank and other controlled subsidiaries	(0.77%)	(1.11%)
Managed net investments	(0.58%)	(0.70%)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$100	($11)
Unrealized depreciation	269	(36)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	2,426	967
Realized gains	—	—
Realized losses	312	—
Net unrealized gains on foreclosed properties and other assets	381	3,012

Total	$3,488	$3,932

Net realized gains (losses) on investments
Realized gains	$—	$—
Realized losses	(312)	—
Other gains	49	—
Direct recoveries	91	77
Realized gains on foreclosed properties and other assets	—	—

Total	($172)	$77

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 23%, 23%, and 22% of our total portfolio at March 31, 2014, December 31, 2013, and March 31, 2013. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $5,000,000 in 2013. Separately, Medallion Bank declared dividends to us of $3,000,000 in each of the 2014 and 2013 first quarters. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at March 31, 2014, December 31, 2013, and March 31, 2013. Equity investments were 1% of our total managed portfolio at March 31, 2014, December 31, 2013, and March 31, 2013. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at March 31, 2014, December 31, 2013, and March 31, 2013. Investment securities were 2% of our total managed portfolio at March 31, 2014, December 31, 2013, and March 31, 2013. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. We established a medallion lending relationship with DZ Bank in December 2008 that provides for growth in the portfolio at generally lower rates than under prior facilities. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposit as previously noted, we were able to realign the ownership of some of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 4 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the quarters ended March 31, 2014 and 2013. Our average balances decreased reflecting the recent equity offering and Medallion Bank’s average balances increased, reflecting the strong growth in the consumer loan portfolio. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, and the repricing of term borrowings.

	Three Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2014
Revolving lines of credit	$618	$130,654	1.92%
Notes payable to banks	503	68,284	2.99
SBA debentures	658	59,918	4.45
Preferred securities	196	33,000	2.41

Total	$1,975	$291,856	2.74

Medallion Bank borrowings	1,445	684,130	0.86

Total managed borrowings	$3,420	$975,986	1.42

March 31, 2013
Revolving lines of credit	$656	$157,267	1.69%
Notes payable to banks	494	63,100	3.17
SBA debentures	714	59,487	4.87
Preferred securities	201	33,000	2.47

Total	$2,065	$312,854	2.68

Medallion Bank borrowings	1,327	594,456	0.91

Total managed borrowings	$3,392	$907,310	1.52

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2014 and 2013, short-term adjustable rate debt constituted 68% and 70% of total debt, and was 21% and 24% on a fully managed basis including the borrowings of Medallion Bank.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013
Statement of operations
Investment income	$9,035	$8,245
Interest expense	1,975	2,065

Net interest income	7,060	6,180
Noninterest income	191	296
Operating expenses	3,801	4,013

Net investment income before income taxes	3,450	2,463
Income tax (provision) benefit	—	—

Net investment income after income taxes	3,450	2,463
Net realized gains (losses) on investments	(172)	77
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	2,426	967
Net change in unrealized appreciation on investments (1)	1,062	2,965

Net increase in net assets resulting from operations	$6,766	$6,472

Per share data
Net investment income	$0.14	$0.11
Income tax (provision) benefit	—	—
Net realized gains (losses) on investments	(0.01)	0.01
Net change in unrealized appreciation on investments (1)	0.14	0.18

Net increase in net assets resulting from operations	$0.27	$0.30

Dividends declared per share	$0.24	$0.22

Weighted average common shares outstanding
Basic	24,792,489	21,423,311
Diluted	25,092,826	21,748,381

Balance sheet data	March 31, 2014	December 31, 2013
Net investments	$487,324	$473,157
Total assets	595,023	595,053
Total funds borrowed	315,976	314,958
Total liabilities	319,968	321,558
Total shareholders’ equity	275,055	273,495
Managed balance sheet data (2)
Net investments	$1,184,257	$1,144,596
Total assets	1,334,546	1,305,809
Total funds borrowed	1,023,528	997,295
Total liabilities	1,059,491	1,032,314

	Three Months Ended March 31,
	2014	2013
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	2.40%	1.85%
Net increase in net assets resulting from operations	4.70	4.86
Return on average equity (ROE) (4)
Net investment income after taxes	5.08	4.58
Net increase in net assets resulting from operations	9.97	12.03

Weighted average yield	7.67%	7.35%
Weighted average cost of funds	1.68	1.84

Net interest margin (5)	5.99	5.51

Noninterest income ratio (6)	0.16%	0.26%
Total expense ratio (7)	4.90	5.41
Operating expense ratio (8)	3.23	3.58

As a percentage of net investment portfolio	March 31, 2014	December 31, 2013
Medallion loans	64%	63%
Commercial loans	12	13
Investment in Medallion Bank and other controlled subsidiaries	23	23
Equity investments	1	1
Investment securities	—	—

Investments to assets (9)	82%	80%
Equity to assets (10)	46	46
Debt to equity (11)	115	115

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $737 and $18 in the quarters ended March 31, 2014 and 2013, and also included dividends from Medallion Bank of $3,000 in the respective periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.92% and 6.36% for the quarters ended March 31, 2014 and 2013.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2014 First Quarter compared to the 2013 First Quarter

Net increase in net assets resulting from operations was $6,766,000 or $0.27 per diluted common share in the 2014 first quarter, up $294,000 or 5% from $6,472,000 or $0.30 per share in the 2013 first quarter, primarily reflecting higher net interest income and lower operating expenses, partially offset by lower net realized/unrealized gains and noninterest income. Net investment income after income taxes was $3,450,000 or $0.14 per share in the 2014 quarter, up $987,000 or 40% from $2,463,000 or $0.11 per share in the 2013 quarter.

        Investment income was $9,035,000 in the 2014 first quarter, up $790,000 or 10% from $8,245,000 a year ago, and included $737,000 from bonuses on certain investments in 2014, compared to $18,000 in 2013. Also included in the 2014 and 2013 quarters was $3,000,000 in dividends from Medallion Bank. Excluding those items, investment income increased $71,000 or 1%, primarily reflecting the stabilization of portfolio yields. The yield on the investment portfolio was 7.67% in the 2014 quarter, up 4% from 7.35% in the 2013 quarter. Excluding the extra interest and dividends, the 2014 yield was down 3% to 4.50% from 4.66% in 2013, reflecting changes in the portfolio mix. Average investments outstanding were $477,969,000 in 2014, up 5% from $455,214,000 a year ago, primarily reflecting portfolio growth, offset by loan participations sold and loan payments received.

Medallion loans were $311,342,000 at quarter end, up $22,469,000 or 8% from $288,873,000 a year ago, representing 64% of the investment portfolio, compared to 63% a year ago, and were yielding 4.02% compared to 4.25% a year ago, a decrease of 5%, reflecting the new loan volume and the repricing of the existing portfolio to lower current market interest rates. The increase in outstandings primarily reflected successful business development efforts, primarily in the New York, Newark, and Boston markets, and lower sales to third parties. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $705,453,000 at quarter end, up $20,431,000 or 3% from $685,022,000 a year ago, reflecting the above, and the strong overall portfolio growth at Medallion Bank, particularly in the Chicago market, partially offset by a reduction in third party participations sold. The commercial loan portfolio was $58,915,000 at quarter end, compared to $62,096,000 a year ago, a decrease of $3,181,000 or 5%, and represented 12% of the investment portfolio compared to 14% a year ago. The decrease primarily reflected loan repayments in the high-yield mezzanine and asset-based loan portfolios, partially offset by increases in the other commercial secured loan portfolio. Commercial loans yielded 10.93% at quarter end, down 5% from 11.52% a year ago, reflecting lower yields on the mezzanine portfolio and changes in the portfolio mix. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $99,296,000 at quarter end, down $17,125,000 or 15% from $116,421,000 a year ago, primarily reflecting the changes described above and decreases in Medallion Bank’s asset-based portfolio and third party loan participations purchased. Approximately $11,202,000 of asset-based loans ($7,841,000 after valuation adjustments) has been reclassified to other assets awaiting the outcome of legal proceeding as described further on page 31. Investments in Medallion Bank and other controlled subsidiaries were $110,266,000 at quarter end, up $11,293,000 or 11% from $98,973,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments, and which represented 23% of the investment portfolio, compared to 22% a year ago, and which yielded 10.88% at quarter end, compared to 11.62% a year ago, reflecting the dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $6,801,000 at quarter end, up $2,178,000 or 47% from $4,623,000 a year ago, primarily reflecting increased equity investment and portfolio appreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 0.58%, compared to 1.48% a year ago. Investment securities were zero at both quarter ends. See page 28 for a table that shows balances and yields by type of investment.

Interest expense was $1,975,000 in the 2014 first quarter, down $90,000 or 4% from $2,065,000 in the 2013 first quarter. The decrease in interest expense was primarily due to decreased borrowing levels. The cost of borrowed funds was 2.74% in 2014, compared to 2.68% a year ago, an increase of 2%, primarily reflecting the repricing of certain debt, the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $291,856,000 for the 2014 quarter, compared to $312,854,000 a year ago, a decrease of 7%, primarily reflecting decreased borrowings required after the recent equity raises. See page 36 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $7,060,000 and the net interest margin was 5.99% for the 2014 quarter, up $880,000 or 14% from $6,180,000 a year ago, which represented a net interest margin of 5.51%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $191,000 in the 2014 quarter, down $105,000 or 35% from $296,000 a year ago, primarily reflecting lower prepayment fees and late charges, partially offset by higher management fee income.

Operating expenses were $3,801,000 in the 2014 first quarter, down $212,000 or 5% from $4,013,000 in the 2013 first quarter. Salaries and benefits expense was $2,560,000 in the 2014 quarter, up $9,000 from $2,551,000 in the 2013 quarter, primarily reflecting lower salary deferrals related to loan originations, and higher salaries and stock-based compensation expense, mostly offset by lower bonus accruals. Professional fees were $258,000 in 2014, down $242,000 or 48% from $500,000 a year ago, primarily reflecting lower legal and consultant costs. Occupancy expense was $192,000 in the quarter, down $9,000 or 4% from $201,000 in 2013, primarily reflecting higher rent allocated to unconsolidated portfolio companies. Other operating expenses of $791,000 in 2014 were up $30,000 or 4% from $761,000 a year ago, primarily reflecting higher travel and entertainment expenses, partially offset by higher expense reimbursements from Medallion Bank.

Income tax expense was $0 in both the 2014 and 2013 first quarters.

Net change in unrealized appreciation on investments was $3,488,000 in the 2014 first quarter, compared to $3,932,000 in the 2013 first quarter, a decrease in appreciation of $444,000 or 11%. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was appreciation of $1,062,000 in 2014, compared to $2,965,000 in 2013, resulting in decreased appreciation of $1,903,000 or 64% in 2014. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2014 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $2,426,000, net appreciation on other assets of $381,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $312,000, net unrealized appreciation on equity investments of $295,000, and net unrealized appreciation on loans of $74,000. The 2013 activity resulted from net appreciation on foreclosed property of $3,012,000, net appreciation on Medallion Bank and other controlled subsidiaries of $967,000, and net unrealized appreciation on equity investments of $3,000, partially offset by net unrealized depreciation on loans of $50,000. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $3,000,000 in the 2014 and 2013 first quarters.

Our net realized losses on investments were $172,000 in the 2014 quarter, compared to gains of $77,000 in the 2013 quarter, a decrease in realized gains of $249,000 in the quarter. The 2014 activity reflected the reversals described in the unrealized paragraph above, partially offset by net direct recoveries of loans of $91,000 and other gains on equity investments of $49,000. The 2013 activity reflected net direct recoveries of $77,000.

Our net realized/unrealized gains on investments were $3,316,000 in the 2014 first quarter, compared to $4,009,000 in the 2013 first quarter, a decrease of $693,000 or 17% in net gains in 2014, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $55,985,000 with a weighted average interest rate of 4.20%, constituting 18% of our total indebtedness as of March 31, 2014. Also, as of March 31, 2014, portions of the adjustable rate debt with banks repriced at intervals of as long as two months, and certain of the certificates of deposit were for terms of up to 57 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2014, compared to the respective positions at the end of 2013 and 2012. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	March 31, 2014 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$5,481	$—	$—	$—	$—	$—	$—	$5,481
Adjustable rate	3,196	55	524	—	—	—	—	3,775
Fixed-rate	28,968	87,855	179,508	46,431	19,283	400	4,948	367,393
Cash	33,565	—	—	—	—	—	—	33,565

Total earning assets	$71,210	$87,910	$180,032	$46,431	$19,283	$400	$4,948	$410,214

Interest bearing liabilities
Revolving lines of credit	$128,980	$—	$—	$—	$—	$—	$—	$128,980
Notes payable to banks	64,087	225	33,699	—	—	—	—	98,011
SBA debentures	2,500	4,000	—	—	3,000	—	46,485	55,985
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$228,567	$4,225	$33,699	$—	$3,000	$—	$46,485	$315,976

Interest rate gap	($157,357)	$83,685	$146,333	$46,431	$16,283	$400	($41,537)	$94,238

Cumulative interest rate gap (2)	($157,357)	($73,672)	$72,661	$119,092	$135,375	$135,775	$94,238	—

December 31, 2013 (2)	($143,126)	($72,980)	$78,325	$122,575	$146,584	$143,584	$102,071	—
December 31, 2012 (2)	($181,961)	($163,542)	$8,504	$45,211	$78,313	$81,009	$63,129	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (38%), (34%), and (47%), as of March 31, 2014 and December 31, 2013 and 2012, and was (27%), (28%), and (40%) on a combined basis with Medallion Bank.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($40,764) or (10%) for March 31, 2014, compared to ($30,301) or (7%) and ($75,090) or (19%) for December 31, 2013 and 2012, and was ($79,581) or (6%), ($97,043) or (8%), and ($213,406) or (19%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $410,214,000 and interest rate sensitive liabilities were $315,976,000 at March 31, 2014. The one-year cumulative interest rate gap was a negative $157,357,000 or 38% of interest rate sensitive assets, compared to a negative $143,126,000 or 34% at December 31, 2013 and $181,961,000 or 47% at December 31, 2012. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $40,764,000 or 10% at March 31, 2014. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,241,659,000 and interest rate sensitive liabilities were $1,023,528 at March 31, 2014. The one year cumulative interest rate gap was a negative $332,565,000 or 27% of interest rate sensitive assets, compared to a negative $341,843,000 or 28% and $442,219,000 or 40% at December 31, 2013 and 2012. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $79,581,000 or 6% at March 31, 2014.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $190,000,000 of notional value of principal from various multinational banks, with termination dates ranging to February 2016. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $14,000 and $12,000 for the quarters ended March 31, 2014 and 2013, and all are carried at $0 on the balance sheet at March 31, 2014.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $150,000,000 revolving line of credit with DZ Bank had $21,020,000 of availability, $72,300,000 was available under revolving credit agreements with commercial banks, and unfunded commitments from the SBA were $2,500,000, which was committed in January 2013.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $21,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at March 31, 2014. See Note 4 to the consolidated financial statements on page 16 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$128,980	41%	1.83%
Notes payable to banks	98,011	31	2.64
SBA debentures	55,985	18	4.20
Preferred securities	33,000	10	2.36

Total outstanding debt	$315,976	100%	2.56

Deposits and other borrowings at Medallion Bank	707,552	—	0.69%
Total outstanding debt, including Medallion Bank	$1,023,528	—	1.27

(1)	Weighted average contractual rate as of March 31, 2014.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2014.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$—	$128,980	$—	$—	$—	$128,980
Notes payable to banks	33,560	16,099	48,352	—	—	—	98,011
SBA debentures	2,500	4,000	—	—	3,000	46,485	55,985
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$36,060	$20,099	$177,332	$—	$3,000	$79,485	$315,976

Deposits and other borrowings at Medallion Bank	310,605	176,735	147,683	48,424	24,105	—	707,552

Total, including Medallion Bank	$346,665	$196,834	$325,015	$48,424	$27,105	$79,485	$1,023,528

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of March 31, 2014 by $1,079,000 on an annualized basis, compared to a positive impact of $1,311,000 at December 31, 2013, and the impact of such an immediate increase of 1% over a one year period would have been ($2,331,000) at March 31, 2014, compared to ($2,007,000) at December 31, 2013. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2014. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	3/31/2014 Total	12/31/2013
Cash	$18,322	$3,460	$4,490	$3,964	$3,329	$—	$33,565	$52,172
Bank loans	134,827	35,411	—	—	73	—	170,311	$160,483
Amounts undisbursed	64,300 (1)	8,000	—	—	—	—	72,300	72,500
Amounts outstanding	70,527	27,411	—	—	73	—	98,011	87,983
Average interest rate	2.46%	3.10%	—	—	10.32%	—	2.64%	2.89%
Maturity	5/14-11/16	5/14-12/16	—	—	2/15-3/16	—	5/14-12/16	5/14-12/16
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	2.36%	—	—	—	—	—	2.36%	2.37%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	150,000	—	—	—	—	150,000	$150,000
Amounts undisbursed	—	21,020	—	—	—	—	21,020	18,010
Amounts outstanding	—	128,980	—	—	—	—	128,980	131,990
Average interest rate	—	1.83%	—	—	—	—	1.83%	1.14%
Maturity	—	12/16	—	—	—	—	12/16	12/16
SBA debentures	—	—	20,500	—	37,985	—	58,485	$64,485
Amounts undisbursed	—	—	2,500	—	—	—	2,500	2,500
Amounts outstanding	—	—	18,000	—	37,985	—	55,985	61,985
Average interest rate	—	—	4.30%	—	4.15%	—	4.20%	4.17%
Maturity	—	—	9/15-3/24	—	3/15-9/23	—	3/15-3/24	3/14-3/24

Total cash and amounts remaining undisbursed under credit facilities	$82,622	$32,480	$6,990	$3,964	$3,329	$—	$129,385	$145,182

Total debt outstanding	$103,527	$156,391	$18,000	$—	$38,058	$—	$315,976	$314,958

Including Medallion Bank

Cash	—	—	—	—	—	$23,718	$23,718	$17,467
Deposit and other borrowings	—	—	—	—	—	707,552	707,552	682,337
Average interest rate	—	—	—	—	—	0.69%	0.69%	0.65%
Maturity	—	—	—	—	—	4/14-1/19	4/14-1/19	1/14-12/18

Total cash and amounts remaining undisbursed under credit facilities	$82,622	$32,480	$6,900	$3,964	$3,329	$23,718	$153,103	$162,649

Total debt outstanding	$103,527	$156,391	$18,000	$—	$38,058	$707,552	$1,023,528	$997,295

(1)	$35,500 of this availability can also be used by MFC.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $21,020,000 under our revolving credit agreement with DZ Bank as of March 31, 2014. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In April 2014, the FASB issued Accounting Standards Updates (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the requirements for reporting discontinued operations, requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position, and requires additional disclosures about discontinued operations. Additionally, the update expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The update is to be applied prospectively to annual periods beginning on or after December 15, 2014. We do not believe the adoption of the standard will have any impact on its financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Tax (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists – a consensus of the FASB Emerging Issues Task Force.” ASU 2013-11 requires, with limited exception, that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset. The update applies to all entities that have unrecognized tax benefits with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward which exists as of the reporting date. The update is effective for periods beginning after December 15, 2013. As a BDC which has elected to be treated as a RIC for federal income tax purposes, we do not have any unrecognized tax benefits and as such the adoption of this standard had no impact on our financial condition or results of operations.

Common Stock

Our common stock is quoted on NASDAQ under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 6, 2014, there were approximately 310 holders of record of the Company’s common stock.

On May 6, 2014, the last reported sale price of our common stock was $13.43 per share, which represented a premium of 23% to the net asset value per share than reported by us as of March 31, 2014. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on NASDAQ.

2014	DIVIDENDS DECLARED	HIGH	LOW
First Quarter	$0.24	$14.56	$13.08

2013
Fourth Quarter	$0.23	$17.74	$14.31
Third Quarter	0.23	15.11	14.06
Second Quarter	0.22	15.78	13.13
First Quarter	0.22	13.60	12.01

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through March 31, 2014	—	—	—	6,028,027

Total	1,580,615	8.84	1,580,615

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 2014, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2014 and are to conclude 180 days after the commencement of the purchases.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2014. In addition, based on our evaluation as of March 31, 2014, there have been no changes that occurred during the 2014 three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM  1A.RISK FACTORS

Risks Relating to Our Business and Structure

We experienced a period of capital markets disruption and severe recession beginning in 2008, and the impact of resulting changes on the financial markets may not be fully known for some time.

The global financial crisis that began in 2008 materially and adversely affected the debt and equity capital markets in the United States. The US capital markets experienced extreme volatility and disruption for an extended period of time as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market, and the failure of major financial institutions. These events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of credit and equity capital for the markets as a whole, and financial services firms in particular. In response to the crisis, the US and other governments and the Federal Reserve and certain foreign central banks took steps to support financial markets, including by keeping interest rates at historically low levels. More recently, the Federal Reserve has reduced its market support activities. Further reduction or withdrawal of this support, failure of efforts in response to the crisis, or investor perception that such efforts are not succeeding could negatively affect financial markets generally as well as the value and liquidity of certain securities. While recent market conditions have improved, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. A prolonged period of market volatility or illiquidity could have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

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

As of March 31, 2014, we had $315,976,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.74% at March 31, 2014, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $707,552,000 of outstanding indebtedness at a weighted average borrowing cost of 0.69%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in foreclosed properties on the consolidated balance sheet, are non-qualifying assets. As of March 31, 2014, the percentage of our total assets that were invested in non-qualifying assets were up to 24% on an unconsolidated basis and up to 28% on a consolidated basis.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of March 31, 2014, our largest investment subject to this test was our investment in Medallion Bank, representing 19% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Some of our subsidiaries are subject to the SBIA. Our SBIC subsidiaries that are also RICs may be prohibited by the SBIA from making the distributions necessary to qualify as a RIC. The SBA has agreed that our SBIC subsidiaries can make these distributions provided we reinvest the distributions in our SBIC subsidiaries. Normally, we would report this reinvested capital as paid-in surplus; however, the SBA has required us to categorize this reinvested capital as undistributed net realized earnings. We cannot assure you that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax at the subsidiary level.

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

We may materially change our corporate structure and the nature of our business.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of March 31, 2014, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $5,930,000 or 1.20% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of March 31, 2014 by approximately $1,079,000 on an annualized basis, compared to a positive impact of $1,311,000 at December 31, 2013, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,331,000) at March 31, 2014, compared to ($2,007,000) at December 31, 2013. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

In New York City, Chicago, Boston, and in other markets where we originate medallion loans, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses, such as rising gas prices and increase in interest rates, can render taxicab operations less profitable, could cause borrowers to default on loans from us, and could potentially adversely affect the value of our collateral.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $160,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2012, the value of New York City taxicab medallions increased by 30% for individual medallions and 20% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of March 31, 2014, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At March 31, 2014, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At March 31, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The two remaining loans are still outstanding. See page 31 for additional information regarding this matter.

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

ITEM 6.	EXHIBITS

EXHIBITS

Number	Description
31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of March 31, 2014 and December 31, 2013. Filed herewith.

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

Date: May 7, 2014

By:	/s/ Alvin Murstein

Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall

Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.