Form 10-K/A
period 2013-12-31
MEDALLION FINANCIAL CORP
filed 2014-06-20
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of June 19, 2014 was 25,162,453.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Medallion Financial Corp. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 5, 2014 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to change an incorrect date contained in the last paragraph of the electronic version of WeiserMazars LLP’s Report of Independent Registered Public Accounting Firm (the “Report”) relating to the financial statements included in the Original Form 10-K from March 5, 2013 to March 5, 2014. The manually signed copy of the Report that was received by the Company from WeiserMazars LLP did not contain the aforementioned scrivener’s error.

This Amendment speaks as of the filing date of the Original Form 10-K, does not reflect events that have occurred after the filing date of the Original Form 10-K and does not amend, modify or update in any way disclosures made in the Original Form 10-K except as set forth in this explanatory note.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ WeiserMazars LLP
New York, New York
March 5, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	June 20, 2014

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.