Form 10-Q
period 2014-06-30
MEDALLION FINANCIAL CORP
filed 2014-08-07
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 6, 2014 was 25,162,405.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 5% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,446,000,000 as of June 30, 2014, and $1,330,000,000 and $1,255,849,000 as of December 31, 2013 and June 30, 2013, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $218,000,000 or $12.83 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $430,662,000 at June 30, 2014. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2014.

Our consolidated balance sheet as of June 30, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and six months ended June 30, 2014 and 2013 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2014 and 2013, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income on investments	$6,434	$4,617	$11,848	$9,442
Dividends and interest income on short-term investments(1)	3,010	2,512	6,202	5,529
Medallion lease income	431	414	860	818

Total investment income	9,875	7,543	18,910	15,789

Total interest expense(2)	2,085	2,121	4,060	4,187

Net interest income	7,790	5,422	14,850	11,602

Total noninterest income	108	327	299	623

Salaries and benefits	2,965	2,345	5,526	4,896
Professional fees	294	897	552	1,397
Occupancy expense	189	191	381	391
Other operating expenses (3)	647	574	1,438	1,336

Total operating expenses	4,095	4,007	7,897	8,020

Net investment income before income taxes(1) (4)	3,803	1,742	7,252	4,205
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	3,803	1,742	7,252	4,205

Net realized gains (losses) on investments(5)	(685)	4	(858)	81

Net change in unrealized appreciation on investments	681	3,565	1,743	6,529
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	3,306	938	5,733	1,906

Net unrealized appreciation on investments	3,987	4,503	7,476	8,435

Net realized/unrealized gains on investments	3,302	4,507	6,618	8,516

Net increase in net assets resulting from operations	$7,105	$6,249	$13,870	$12,721

Net increase in net assets resulting from operations per common share
Basic	$0.29	$0.29	$0.56	$0.59
Diluted	0.28	0.28	0.55	0.58

Distributions declared per share	$0.24	$0.22	$0.48	$0.44

Weighted average common shares outstanding
Basic	24,898,318	21,633,656	24,845,696	21,527,912
Diluted	25,110,838	22,018,060	25,102,215	21,890,556

(1)	Includes $3,000 and $6,000 of dividend income for the three and six months ended June 30, 2014 from Medallion Bank, and $2,500 and $5,500 for the comparable 2013 periods.
(2)	Average borrowings outstanding were $311,260 and $301,612, and the related average borrowing costs were 2.69% and 2.71% for the 2014 second quarter and six months, and were $316,389, $314,631, 2.69%, and 2.68% for the comparable 2013 periods.
(3)	See Note 7 for the components of other operating expenses.
(4)	Includes $182 and $399 of net revenues received from Medallion Bank for the three and six months ended June 30, 2014, and $197 and $363 for the comparable 2013 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.
(5)	There were no net losses on investment securities of affiliate issuers.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED
(Dollars in thousands, except per share data)	June 30, 2014	December 31, 2013
Assets
Medallion loans, at fair value	$318,277	$297,861
Commercial loans, at fair value (1)	58,702	60,168
Investment in Medallion Bank and other controlled subsidiaries, at fair value	123,456	108,623
Equity investments, at fair value	7,214	6,505
Investment securities, at fair value	—	—

Net investments ($253,711 at June 30, 2014 and $241,840 at December 31, 2013 pledged as collateral under borrowing arrangements)	507,649	473,157
Cash and cash equivalents ($0 at June 30, 2014 and December 31, 2013 restricted as to use by lender)	31,505	52,172
Accrued interest receivable	921	907
Fixed assets, net	375	446
Foreclosed properties	49,452	50,403
Goodwill, net	5,069	5,069
Other assets, net	15,867	12,899

Total assets	$610,838	$595,053

Liabilities
Accounts payable and accrued expenses	$3,773	$5,476
Accrued interest payable	1,622	1,124
Funds borrowed	328,453	314,958

Total liabilities	333,848	321,558

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized - none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,763,176 shares at June 30, 2014 and 26,570,355 shares at December 31, 2013 issued)	268	266
Treasury stock at cost (1,600,733 shares at June 30, 2014 and December 31, 2013)	(14,304)	(14,304)
Capital in excess of par value	269,956	268,522
Accumulated undistributed net investment loss	(14,466)	(14,782)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	35,536	33,793

Total shareholders’ equity (net assets)	276,990	273,495

Total liabilities and shareholders’ equity	$610,838	$595,053

Number of common shares outstanding	25,162,443	24,969,622
Net asset value per share	$11.01	$10.95

(1)	Includes $12,755 and $12,181 of loans to controlled subsidiaries or entities under their control at June 30, 2014 and at December 31, 2013.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Net investment income after income taxes	$3,803	$1,742	$7,252	$4,205
Net realized gains (losses) on investments	(685)	4	(858)	81
Net unrealized appreciation on investments	3,987	4,503	7,476	8,435

Net increase in net assets resulting from operations	7,105	6,249	13,870	12,721

Investment income, net	(7,073)	(1,850)	(7,836)	(4,832)
Return of capital, net	1,035	(2,977)	(3,976)	(4,796)
Realized gains from investment transactions, net	—	—	—	—

Distributions to shareholders (1)	(6,038)	(4,827)	(11,812)	(9,628)

Capitalized stock issuance costs (2)	—	—	(117)	—
Stock – based compensation expense	379	366	730	764
Exercise of stock options	489	1,506	823	3,141
Treasury stock acquired	—	—	—	—

Capital share transactions	868	1,872	1,436	3,905
Other	—	(33)	1	26

Total increase in net assets	1,935	3,261	3,495	7,024
Net assets at the beginning of the period	275,055	220,081	273,495	216,318

Net assets at the end of the period(3)	$276,990	$223,342	$276,990	$223,342

Capital share activity
Common stock issued, beginning of period	26,708,434	23,428,333	26,570,355	23,251,937
Exercise of stock options	55,000	141,176	91,966	316,179
Issuance (forfeiture) of restricted stock, net	(258)	(293)	100,855	1,100

Common stock issued, end of period	26,763,176	23,569,216	26,763,176	23,569,216

Treasury stock, beginning of period	(1,600,733)	(1,600,733)	(1,600,733)	(1,600,733)
Treasury stock acquired	—	—	—	—

Treasury stock, end of period	(1,600,733)	(1,600,733)	(1,600,733)	(1,600,733)

Common stock outstanding	25,162,443	21,968,483	25,162,443	21,968,483

(1)	Distributions declared were $0.24 and $0.48 per share for the 2014 second quarter and six months, and were $0.22 and $0.44 for the comparable 2013 periods.
(2)	Represents additional costs associated with the December 2013 equity offering applied to capital.
(3)	Includes $0 and $0 of undistributed net investment income, $0 and $0 of undistributed net realized gains on investments, and $9,684 and $8,645 of capital loss carryforward at June 30, 2014 and 2013.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$13,870	$12,721
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	242	588
(Accretion) amortization of origination (fees) costs	(48)	134
Net change in unrealized appreciation on investments	(1,743)	(6,529)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(5,733)	(1,906)
Net realized (gains) losses on investments	858	(81)
Stock-based compensation expense	730	764
(Increase) decrease in accrued interest receivable	(14)	2
Increase in other assets, net	(1,986)	(2,978)
Increase (decrease) in accounts payable and accrued expenses	(1,702)	1,414
(Increase) decrease in accrued interest payable	497	(83)

Net cash provided by operating activities	4,971	4,046

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(63,573)	(134,100)
Proceeds from principal receipts, sales, and maturities of investments	44,658	130,642
(Investments in) capital returned by Medallion Bank and other controlled subsidiaries, net	(9,100)	645
Capital expenditures	(12)	(91)

Net cash used for investing activities	(28,027)	(2,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	76,180	152,087
Repayments of funds borrowed	(59,185)	(130,859)
Issuance of SBA debentures	2,500	15,000
Repayments of SBA debentures	(6,000)	(16,300)
Capitalized stock issuance costs	(117)	—
Proceeds from exercise of stock options	823	3,141
Payments of declared distributions	(11,812)	(9,628)

Net cash provided by financing activities	2,389	13,441

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,667)	14,583
Cash and cash equivalents, beginning of period	52,172	26,875

Cash and cash equivalents, end of period	$31,505	$41,458

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$3,403	$3,778
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $187,005,000 at June 30, 2014, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,156,000 at June 30, 2014, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $49,452,000 on the consolidated balance sheet at June 30, 2014, compared to $50,403,000 and $49,452,000 at December 31, 2013 and June 30, 2013, and are considered non-qualifying assets under the 1940 Act.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 25% of the investment portfolio at June 30, 2014 and 24% at December 31, 2013, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,991,000 and $1,579,000 at June 30, 2014 and December 31, 2013, and non-marketable securities of $5,223,000 and $4,926,000 in the comparable periods. The $123,456,000 and $108,623,000 related to portfolio investments in controlled subsidiaries at June 30, 2014 and December 31, 2013 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, the Company used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 63% of the Company’s investment portfolio at June 30, 2014 and December 31, 2013 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 68% were in New York City at June 30, 2014 and December 31, 2013. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (12% and 13% at June 30, 2014 and December 31, 2013) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, administrative and support services, accommodation and food services, retail trade and various other industries. Approximately 26% of these loans are made primarily in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 24%, 1%, and 0% at June 30, 2014 and 23%, 1%, and 0% at December 31, 2013.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 56% at June 30, 2014 and December 31, 2013 (75% and 74% in New York City), commercial loans were 8% and 10%, and 33% and 31% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 2% and 2% at June 30, 2014 and December 31, 2013, and equity investments (including investments in controlled subsidiaries) were 1% and 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2014 and December 31, 2013, net loan origination costs were $274,000 and $164,000. Net (accretion) amortization (income) expense for the three months ended June 30, 2014 and 2013 was $23,000 and $59,000, and was ($48,000) and $134,000 for the comparable six months periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At June 30, 2014 and December 31, 2013, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2014 and 2013.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At June 30, 2014, December 31, 2013, and June 30, 2013, total nonaccrual loans were $11,129,000, $16,760,000, and $21,412,000, and represented 3%, 5%, and 6% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $9,051,000, $9,826,000, and $10,202,000 as of June 30, 2014, December 31, 2013, and June 30, 2013, of which $467,000 and $889,000 would have been recognized in the quarters ended June 30, 2014 and 2013, and $937,000 and $1,705,000 would have been recognized in the comparable six months. The reduction in nonaccrual interest foregone and principal balances reflects the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $462,185,000 and $427,421,000 at June 30, 2014 and December 31, 2013, and included $432,377,000 and $402,801,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of June 30, 2014 and December 31, 2013. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $35,536,000, $33,793,000, and $32,487,000 as of June 30, 2014, December 31, 2013, and June 30, 2013. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. The Company determines whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, the Company used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in the Company’s unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the 2014 and 2013 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2013	$—	($6,992)	$381	$40,404	$33,793
Net change in unrealized
Appreciation on investments	—	—	100	—	100
Depreciation on investments	—	74	195	381	650
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	312	—	—	312

Balance March 31, 2014	—	(6,606)	676	40,785	34,855
Net change in unrealized
Appreciation on investments	—	—	640	(951)	(311)
Depreciation on investments	—	(394)	(62)	761	305
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	13	674	—	687

Balance June 30, 2014	$—	($6,987)	$1,928	$40,595	$35,536

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	—	(7,894)	47	36,769	28,922
Net change in unrealized
Appreciation on investments	—	—	505	2,853	3,358
Depreciation on investments	—	(66)	273	—	207
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2013	$—	($7,960)	$825	$39,622	$32,487

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$640	$505	$740	$494
Unrealized depreciation	(456)	207	(187)	170
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	3,306	938	5,733	1,906
Realized gains	—	—	—	—
Realized losses	687	—	1,000	—
Net unrealized gains (losses) on foreclosed properties and other assets	(190)	2,853	190	5,865

Total	$3,987	$4,503	$7,476	$8,435

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses	(687)	—	(1,000)	—
Other gains	—	—	49	—
Direct recoveries	2	4	93	81
Realized gains on foreclosed properties and other assets	—	—	—	—

Total	($685)	$4	($858)	$81

The following table provides additional information on attributes of the nonperforming loan portfolio as of June 30, 2014, December 31, 2013, and June 30, 2013.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment
June 30, 2014
Medallion	$—	$—	$—
Commercial (2) (3)	11,129	18,861	11,260
December 31, 2013
Medallion	—	—	—
Commercial (2) (3)	16,760	23,938	19,566
June 30, 2013
Medallion	—	—	—
Commercial (2) (3)	21,412	30,631	20,945

(1)	As of June 30, 2014, December 31, 2013, and June 30, 2013, $6,340, $6,844, and $7,865 of unrealized depreciation had been recorded as a valuation allowance on these commercial loans.
(2)	Interest income of $1 and $2 was recognized in the three and six months ended June 30, 2014, compared to $2 and $59 for the comparable 2013 periods on these commercial loans.
(3)	Included in the unpaid principal balance is unearned paid in-kind interest on nonaccrual loans of $7,732, $7,178, and $9,219 which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 8 as of June 30, 2014, December 31, 2013, and June 30, 2013.

The following tables show the aging of medallion and commercial loans as of June 30, 2014 and December 31, 2013.

June 30, 2014	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$1,095	$413	$—	$1,508	$316,465	$317,973	$—

Commercial loans
Secured mezzanine	517	—	2,018	2,535	43,890	46,425	—
Asset-based receivable	—	—	494	494	4,109	4,603	—
Other secured commercial	28	36	—	64	14,627	14,691	—

Total commercial loans	545	36	2,512	3,093	62,626	65,719	—

Total	$1,640	$449	$2,512	$4,601	$379,091	$383,692	$—

December 31, 2013	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$252	$171	$—	$423	$297,195	$297,618	$—

Commercial loans
Secured mezzanine	—	1,512	2,018	3,530	42,570	46,100	—
Asset-based receivable	—	—	494	494	7,309	7,803	—
Other secured commercial	51	—	—	51	13,285	13,336	—

Total commercial loans	51	1,512	2,512	4,075	63,164	67,239	—

Total	$303	$1,683	$2,512	$4,498	$360,359	$364,857	$—

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At June 30, 2014, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At June 30, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The two remaining loans are still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Valuation allowance	(145)	(1,145)	(1,290)

Net loans outstanding	144	1,146	1,290

Other receivables	560	10,642	11,202
Valuation allowance	(168)	(3,193)	(3,361)

Net other receivables	392	7,449	7,841
Total net outstanding	536	8,595	9,131

Income foregone in 2014	23	56	79
Total income foregone	$182	$566	$748

In addition to the loan portfolio delinquencies as described above, the receivable from bonuses related to certain investments of $7,609,000 was delinquent for more than 91 days at June 30, 2014, and is carried in other assets on the consolidated balance sheet.

The Company did not enter into any troubled debt restructurings during the quarter and six months ended June 30, 2014 and 2013.

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of June 30, 2014 and December 31, 2013, and that impairment testing of goodwill is not required. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of June 30, 2014. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $42,000 and $48,000 for the quarters ended June 30, 2014 and 2013, and was $82,000 and $96,000 for the comparable six months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $78,000 and $267,000 for the quarters ended June 30, 2014 and 2013, and was $160,000 and $483,000 for the comparable six months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,509,000, $1,506,000, and $1,520,000 as of June 30, 2014, December 31, 2013, and June 30, 2013.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2012 and 2011, and anticipates qualifying and filing as a RIC for 2013. As a result, no provisions for income taxes have been recorded for the three and six months ended June 30, 2014 and 2013. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net increase in net assets resulting from operations available to common shareholders	$7,105	$6,249	$13,870	$12,721

Weighted average common shares outstanding applicable to basic EPS	24,898,318	21,633,656	24,845,696	21,527,912
Effect of dilutive stock options	107,452	228,124	135,335	228,138
Effect of restricted stock grants	105,068	156,280	121,184	134,506

Adjusted weighted average common shares outstanding applicable to diluted EPS	25,110,838	22,018,060	25,102,215	21,890,556

Basic earnings per share	$0.29	$0.29	$0.56	$0.59
Diluted earnings per share	0.28	0.28	0.55	0.58

Potentially dilutive common shares excluded from the above calculations aggregated 36,000 and 18,000 shares as of June 30, 2014 and 2013.

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

During the six months ended June 30, 2014 and 2013, the Company issued 101,113 and 1,393 restricted shares of stock-based compensation awards, and 18,000 and 18,000 shares of other stock-based compensation awards, and recognized $380,000 and $730,000, or $0.02 and $0.03 per diluted common share for the 2014 second quarter and six months, and $366,000 and $764,000, or $0.02 and $0.03 per share in the comparable 2013 periods, of non-cash stock-based compensation expense related to the grants. As of June 30, 2014, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,600,000, which is expected to be recognized over the next twelve quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $190,000,000 of notional value of principal from various multinational banks, with termination dates ranging to February 2016. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 and $14,000 for the three and six months ended June 30, 2014, and $17,000 and $39,000 for the comparable 2013 periods, and all are carried at $0 on the balance sheet at June 30, 2014.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Statement of comprehensive income
Investment income	$18,572	$15,301	$35,682	$29,965
Interest expense	1,629	1,279	3,075	2,606

Net interest income	16,943	14,022	32,607	27,359
Noninterest income	107	53	187	145
Operating expenses	4,802	4,178	9,437	8,344

Net investment income before income taxes	12,248	9,897	23,357	19,160
Income tax provision	(3,783)	(2,398)	(7,141)	(5,489)

Net investment income after income taxes	8,465	7,499	16,216	13,671
Net realized/unrealized losses of Medallion Bank	(1,869)	(4,186)	(3,648)	(5,707)

Net increase in net assets resulting from operations of Medallion Bank	6,596	3,313	12,568	7,964
Unrealized depreciation on Medallion Bank (1)	(3,066)	(2,566)	(6,132)	(5,632)
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	(224)	191	(703)	(426)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$3,306	$938	$5,733	$1,906

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)	2014	2013
Loans	$848,006	$749,315
Investment securities, at fair value	29,127	24,464

Net investments (1)	877,133	773,779
Cash	22,511	17,467
Other assets, net	24,236	22,568
Due from affiliates	422	—

Total assets	$924,302	$813,814

Other liabilities	$3,552	$2,249
Due to affiliates	—	866
Deposits and other borrowings, including accrued interest payable	776,528	682,913

Total liabilities	780,080	686,028
Medallion Bank equity (2)	144,222	127,786

Total liabilities and equity	$924,302	$813,814

Investment in other controlled subsidiaries	$6,770	$7,145
Total investment in Medallion Bank and other controlled subsidiaries	$123,456	108,623

(1)	Included in Medallion Bank’s net investments is $23 and $40 for purchased loan premium at June 30, 2014 and December 31, 2013.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At June 30, 2014 and December 31, 2013, the net premium on investment securities totaled $305,000 and $342,000, and $16,000 and $32,000 was amortized into interest income for the quarter and six months ended June 30, 2014, and $27,000 and $67,000 was amortized in the comparable 2013 periods.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2014 and December 31, 2013, net loan origination costs were $10,162,000 and $9,553,000. Net amortization expense for the quarter and six months ended June 30, 2014 was $854,000 and $1,554,000, and was $810,000 and $1,455,000 for the comparable 2013 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At June 30, 2014, $2,041,000 or less than 1% of consumer loans, $2,291,000 or 5% of commercial loans, and no medallion loans were on nonaccrual, compared to $2,266,000 or 1% of consumer loans, $2,291,000 or 4% of commercial loans, and no medallion loans on nonaccrual at December 31, 2013, and $2,111,000 or 1% of consumer loans, 12,933,000 or 20% of commercial loans, and no medallion loans on nonaccrual at June 30, 2013. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $141,000, $85,000, and $169,000 as of June 30, 2014, December 31, 2013, and June 30, 2013. See also the paragraph and table on page 39 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee depending on the maturity of the deposit, which averages less than 0.20%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at June 30, 2014 and December 31, 2013 was $2,196,000 and $1,697,000, and $306,000 and $602,000 was amortized to interest expense during the quarter and six months ended June 30, 2014, and $303,000 and $611,000 was amortized in the comparable 2013 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending June 30,						June 30,	December 31,	Interest
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	2014	2013	Rate (1)
Deposits and other borrowings	$276,327	$212,596	$160,479	$92,416	$34,088	$—	$775,906	$682,337	0.76%

(1)	Weighted average contractual rate as of June 30, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $10,000,000 in 2014 and $5,000,000 in 2013. Separately, Medallion Bank declared dividends to the Company of $3,000,000 and $6,000,000 in the 2014 second quarter and six months, and $2,500,000 and $5,500,000 in the comparable 2013 periods.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of June 30, 2014 and December 31, 2013, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of June 30, 2014, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	June 30, 2014	December 31, 2013
Tier 1 capital	—	—	$143,554	$127,512
Total capital	—	—	154,847	137,494
Average assets	—	—	869,837	807,331
Risk-weighted assets	—	—	896,630	792,129
Leverage ratio (1)	4%	5%	16.5%	15.8%
Tier 1 capital ratio (2)	4	6	16.0	16.1
Total capital ratio (2)	8	10	17.3	17.4

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending June 30,						June 30,	December 31,	Interest
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	2014	2013	Rate (1)
Revolving lines of credit	$—	$—	$129,650	$—	$—	$—	$129,650	$131,990	1.82%
Notes payable to banks	49,576	7,412	50,330	—	—	—	107,318	87,983	2.58%
SBA debentures	2,500	4,000	—	—	3,000	48,985	58,485	61,985	4.07%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.36%

Total	$52,076	$11,412	$179,980	$—	$3,000	$81,985	$328,453	$314,958	2.52%

(1)	Weighted average contractual rate as of June 30, 2014.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and the line reduced to $150,000,000, and of which $129,650,000 was outstanding at June 30, 2014. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate (which approximates LIBOR) plus 1.65%, and previously was the lesser of a pooled short-term commercial paper rate (which approximates LIBOR), 30 day LIBOR (0.16% at June 30, 2014) plus 0.75%, or 90 day LIBOR (0.23% at June 30, 2014) plus 0.50%; plus 0.95%.

(B) SBA DEBENTURES

In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of June 30, 2014, $139,985,000 of commitments had been fully utilized, no remaining commitments were available, and $58,485,000 was outstanding.

The notes are collateralized by substantially all the Company’s assets, and are subject to the terms and conditions of agreements with the SBA which, among other things, restrict stock redemptions, disposition of assets, new indebtedness, distributions, and changes in management, ownership, investment policy, or operations. The debentures have been issued in various tranches for terms of ten years with interest payable semiannually.

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

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of June 30, 2014.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at June 30, 2014		Monthly Payment	Average Interest Rate at June 30, 2014	Interest Rate Index(1)
The Company	8/8	4/11 - 6/14	7/14 - 7/16	Revolving line of credit secured by pledged loans	$142,500	$70,000		Interest only	2.37% (includes unused fee)	Various(2)
Medallion Chicago	3/28	11/11 - 12/11	12/16	Term loans secured by owned Chicago medallions(3)	25,708	24,547		$121 principal & interest	3.12%	N/A
The Company	3/4	1/09 - 6/13	12/14 - 11/16	Participated loans treated as financings	9,834	9,827		Proportionate to the payments received on the participated loans	2.50%	N/A
MFC	3/4	2/13 - 6/13	2/16 - 11/16	Participated loans treated as financings	2,697	2,692		Proportionate to the payments received on the participated loans	2.92%	N/A
FSVC	3/5	2/12 - 4/14	2/15 - 4/17	Participated loans treated as financings	256	252		Proportionate to the payments received on the participated loans	7.24%	N/A
MFC	1/1	1/05	5/15	Revolving line of credit secured by pledged loans	8,000	0	(4)	Interest only	0%	Prime + 0.50%

					$188,995	$107,318

(1)	At June 30, 2014, 30 day LIBOR was 0.16%, 360 day LIBOR was 0.55%, and the prime rate was 3.25%.
(2)	$92,500 of these lines can also be used by MFC ($58,000 which is available) of which $30,000 of such usage would be guaranteed by the Company. Interest rates on these lines range from LIBOR plus 2% to LIBOR plus 2.5%, and all contain prime rate options from prime minus 0.5% to prime, and one note has a floor, and three notes have an unused fee.
(3)	$15,121 guaranteed by the Company.
(4)	Guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.23% at June 30, 2014) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At June 30, 2014, $33,000,000 was outstanding on the preferred securities.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At June 30, 2014, 153,673 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of June 30, 2014, 390,799 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock are issuable under the Amended Director Plan, and as of June 30, 2014, 64,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At June 30, 2014, 454,251 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 420,584 options were exercisable, and there were 238,136 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.71 and $1.41 for the six months ended June 30, 2014 and 2013. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk free interest rate	1.84%	1.24%	1.84%	1.24%
Expected dividend yield	6.98	8.07	6.98	8.07
Expected life of option in years (1)	6.00	6.00	6.00	6.00
Expected volatility (2)	30.00	30.00	30.00	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the Amended Director Plan for the 2014 quarters and the 2013 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2012	971,500	$3.50-13.06	$9.80
Granted	18,000	13.84	13.84
Cancelled	(518)	9.22	9.22
Exercised(1)	(410,765)	3.50-13.06	9.90

Outstanding at December 31, 2013	578,217	7.17-13.84	9.85
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	(36,966)	7.17-11.21	9.04

Outstanding at March 31, 2014	541,251	7.17-13.84	9.91
Granted	18,000	13.53	13.53
Cancelled	(50,000)	8.51	8.51
Exercised (1)	(55,000)	7.17-9.07	8.90

Outstanding at June 30, 2014 (2)	454,251	$7.49-13.84	$10.33

Options exercisable at June 30, 2013 (2)	420,584	$7.49-13.84	$10.08

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $253,000 and $450,000 for the 2014 second quarter and six months, and was $613,000 and $1,280,000 for the comparable 2013 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2014 and the related exercise price of the underlying options, was $1,048,000 for outstanding options and $1,047,000 for exercisable options as of June 30, 2014. The remaining contractual life was 3.94 years for outstanding options and 3.51 years for exercisable options at June 30, 2014.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the 2014 quarters and the 2013 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2012	300,317	$7.99-12.55	$10.76
Granted	11,742	13.12-15.61	15.31
Cancelled	(4,088)	7.99-13.12	10.12
Vested (1)	(73,703)	11.08-12.55	11.56

Outstanding at December 31, 2013	234,268	7.99-15.61	10.72
Granted	101,113	13.46	13.46
Cancelled	—	—	—
Vested (1)	(96,987)	7.99-13.12	8.97

Outstanding at March 31, 2014	238,394	11.08-15.61	12.61
Granted	—	—	—
Cancelled	(258)	11.08-15.61	11.92
Vested (1)	—	—	—

Outstanding at June 30, 2014 (2)	238,136	$11.08-15.61	$12.60

(1)	The aggregate fair value of the restricted stock vested was $0 and $1,397,000 for the 2014 second quarter and six months, and was $0 and $342,000 for the comparable 2013 periods.
(2)	The aggregate fair value of the restricted stock was $2,967,000 as of June 30, 2014. The remaining vesting period was 1.85 years at June 30, 2014.

The following table presents the activity for the unvested options outstanding under the plans for the quarter and six months ended June 30, 2014.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2013	21,667	$11.53-13.84	$13.54
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2014	21,667	11.53-13.84	13.54
Granted	18,000	13.53	13.53
Cancelled	—	—	—
Vested	(6,000)	13.84	13.84

Outstanding at June 30, 2014	33,667	$11.53-13.84	$13.48

The intrinsic value of the options vested was $0 for the 2014 second quarter and six months.

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Servicing fees	$37	$69	$90	$108
Prepayment fees	28	221	51	365
Late charges	8	20	16	72
Management fees	—	—	75	—
Other	35	17	67	78

Total noninterest income	$108	$327	$299	$623

The decreases in servicing fees in 2014 quarter and six months reflected the fluctuations in the servicing and loan origination activities performed for Medallion Bank. Prepayment fees decreased in 2014 compared to 2013, reflecting larger than normal fees received from loan prepayments a year ago. Late charges declined in both periods as delinquencies improved in all business units. Management fees initiated on a portfolio investment company in late 2013 were earned in the 2014 first quarter.

The major components of other operating expenses were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Travel, meals, and entertainment	$242	$247	$461	$410
Directors’ fees	108	101	209	203
Computer expenses	67	14	92	49
Insurance	59	44	113	90
Office expense	58	52	125	100
Depreciation and amortization	42	48	82	96
Investment management expenses	32	35	67	79
Miscellaneous taxes	(13)	(28)	82	53
Other expenses	52	61	207	256

Total other operating expenses	$647	$574	$1,438	$1,336

Travel, meals, and entertainment increased in the six months due to an increase in investment development activities in 2014. Other operating expenses were lower reflecting higher expense reimbursement from Medallion Bank.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Net share data
Net asset value at the beginning of the period	$10.95	$10.08	$10.95	$9.99
Net investment income	0.15	0.08	0.29	0.19
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	(0.03)	—	(0.03)	—
Net change in unrealized appreciation on investments	0.16	0.20	0.29	0.39

Net increase in net assets resulting from operations	0.28	0.28	0.55	0.58
Issuance of common stock	—	0.03	(0.04)	0.02
Repurchase of common stock	—	—	—	—
Distribution of net investment income	(0.28)	(0.08)	(0.31)	(0.22)
Distribution of net realized gains on investments	—	—	—	—
Return of capital	0.04	(0.14)	(0.16)	(0.22)

Total distribution	(0.24)	(0.22)	(0.47)	(0.44)
Other	0.02	—	0.02	0.02

Total increase in net asset value	0.06	0.09	0.06	0.18

Net asset value at the end of the period (1)	$11.01	$10.17	$11.01	$10.17

Per share market value at beginning of period	$13.21	$13.22	$14.35	$11.74
Per share market value at end of period	12.46	13.91	12.46	13.91
Total return (2)	(16%)	27%	(20%)	45%

Ratios/supplemental data
Total shareholders’ equity (net assets)	$276,990	$223,342	$276,990	$223,342
Average net assets	$275,757	$219,730	$275,515	$218,837
Total expense ratio (3) (4)	8.99%	11.19%	8.75%	11.25%
Operating expenses to average net assets (4)	5.96	7.32	5.78	7.39
Net investment income after income taxes to average net assets(4)	5.53	3.18	5.31	3.87

(1)	Includes $0.00 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of June 30, 2014 and 2013.

(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,489 and $1,488, and operating expenses of $1,440 and $1,919, which formerly were the Company’s were now MSC’s for the three months ended June 30, 2014 and 2013, and were $2,894 and $2,976 of servicing fee income, and $2,894 and $3,720 of operating expenses for the comparable six months. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 11%, 8.05%, and 5.60% in the 2014 quarter, 15%, 11%, and 2.39% in the 2013 quarter, 11%, 7.90%, and 5.31% in the 2014 six months, and 15%, 11%, and 3.18% in the 2013 six months.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2014, FASB issued Accounting Standards Update (ASU) 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite service Period (a consensus of the FASB Emerging Issues Task Force).” The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and would be accounted for under existing guidance in Topic 718. The update is effective for periods beginning after December 15, 2015. The Company does not believe the adoption of the standard will have a material impact on its financial condition or results of operations.

In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Purchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The update also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The update is effective for periods beginning after December 15, 2014. The Company does not engage in these types of transactions, and as a result, does not believe that the adoption of the standard will have any impact on its financial condition or results of operations.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The update is effective for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the requirements for reporting discontinued operations, requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position, and requires additional disclosures about discontinued operations. Additionally, the update expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The update is to be applied prospectively to annual periods beginning on or after December 15, 2014. The Company does not believe the adoption of the standard will have any impact on its financial condition or results of operations.

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $55,000 and $251,000 for the 2014 and 2013 second quarters, and were $100,000 and $277,000 for the comparable six months.

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

At June 30, 2014, December 31, 2013, and June 30, 2013, MSC serviced $432,377,000, $402,801,000, and $408,922,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,489,000 and $2,894,000 of servicing fee income was earned by MSC in the 2014 second quarter and six months, and $1,488,000 and $2,976,000 was earned in the comparable 2013 periods.

The following table summarizes the net revenues received from Medallion Bank.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Reimbursement of operating expenses	$114	$80	$229	$153
Loan origination fees	64	113	163	200
Servicing fees	4	4	7	10
Interest income	—	—	—	—

Total other income	$182	$197	$399	$363

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2014 and December 31, 2013, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$507,649	$507,649	$473,157	$473,157
Cash (1)	31,505	31,505	52,172	52,172
Accrued interest receivable (2)	921	921	907	907
Financial liabilities
Funds borrowed (2)	328,453	328,453	314,958	314,958
Accrued interest payable (2)	1,622	1,622	1,124	1,124

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

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

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, the Company uses the actual results of operations as the best estimate of changes in fair value, and records the results as a component of unrealized appreciation (depreciation) on investments.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

2014 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$318,277	$318,277
Commercial loans	—	—	58,702	58,702
Investment in Medallion Bank and other controlled subsidiaries	—	—	123,456	123,456
Equity investments	212	—	7,002	7,214
Foreclosed properties		49,452		49,452
Other assets	—	12,967	392	13,359

2013 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$297,861	$297,861
Commercial loans	—	—	60,168	60,168
Investment in Medallion Bank and other controlled subsidiaries	—	—	108,623	108,623
Equity investments	280	—	6,225	6,505
Foreclosed properties	—	50,403	—	50,403
Other assets	—	9,584	392	9,976

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters and six months ended June 30, 2014 and 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
March 31, 2014	$311,342	$58,915	$110,266	$6,651	$392
Gains (losses) included in earnings	—	(393)	6,306	591	—
Purchases, investments, and issuances	29,691	1,036	10,030	—	—
Sales, maturities, settlements, and distributions	(22,756)	(856)	(3,146)	(240)	—

June 30, 2014	$318,277	$58,702	$123,456	$7,002	$392

Amounts related to held assets(1)	$—	($457)	$6,306	$590	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2013	$297,861	$60,168	$108,623	$6,225	$392
Gains (losses) included in earnings	—	(228)	11,733	1,066	—
Purchases, investments, and issuances	60,406	3,167	11,232	—	—
Sales, maturities, settlements, and distributions	(39,990)	(4,405)	(8,132)	(289)	—

June 30, 2014	$318,277	$58,702	$123,456	$7,002	$392

Amounts related to held assets(1)	$—	($383)	$11,733	$1,016	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
March 31, 2013	$288,873	$62,096	$98,973	$4,378	$—
Gains (losses) included in earnings	—	(62)	3,438	755	—
Purchases, investments, and issuances	68,060	2,515	803	1,500	—
Sales, maturities, settlements, and distributions	(62,904)	(5,320)	(2,852)	(162)	—

June 30, 2013	$294,029	$59,229	$100,362	$6,471	$—

Amounts related to held assets(1)	$—	($66)	$3,438	$755	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2012	$294,388	$56,919	$99,083	$4,389	$—
Gains (losses) included in earnings	40	(75)	7,406	744	—
Purchases, investments, and issuances	123,914	7,316	1,656	1,500	—
Sales, maturities, settlements, and distributions	(124,313)	(6,301)	(6,432)	(162)	—
Transfers in (out) (1)	—	1,370	(1,370)	—	—

June 30, 2013	$294,029	$59,229	$100,343	$6,471	$—

Amounts related to held assets(2)	$—	($116)	$7,406	$744	$—

(1)	During the six months ended June 30, 2013 $1,370 of investments in Medallion Fine Art, Inc. as reclassified as a loan.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2013.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2014 and December 31, 2013 were as follows.

(Dollars in thousands)	Fair Value at 6/30/14	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$318,277	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 93% (41%)

Commercial Loans - Asset-Based	4,374	Borrower collateral analysis	Adequacy of collateral (loan to value)	5% - 81% (41%) (1)

Commercial Loans – Mezzanine and Other	54,328	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3.00% - 17.00% (11.41%)

Investment in Medallion Bank	116,686	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	3,750	Market comparables	Valuation indicated by private company offers	N/A
	3,020	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A

Equity Investments	2,403	Investee book value	Valuation indicated by investee filings	N/A
	1,779	Market comparables	Discount for lack of marketability	10% (10%)
	2,820	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A

Other Assets	392	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(1)	As of June 30, 2014, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(Dollars in thousands)	Fair Value at 12/31/13	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$297,861	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 89% (39%)

Commercial Loans - Asset-Based	7,476	Borrower collateral analysis	Adequacy of collateral (loan to value)	6% - 86% (63%) (1)

Commercial Loans – Mezzanine and Other	52,692	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3.00% - 17.00% (11.29%)

Investment in Medallion Bank	101,478	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	3,750	Market comparables	Valuation indicated by private company offers	N/A
	3,395	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A

Equity Investments	1,982	Investee book value	Valuation indicated by investee filings	N/A
	1,299	Market comparables	Discount for lack of marketability	10% (10%)
	2,944	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A

Other Assets	392	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(1)	As of December 31, 2013, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(13) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of June 30, 2014 and December 31, 2013.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 6/30/14		Value as of 12/31/13
City of Chicago Taxicab Medallions	154	(1)	$8,411	$48,048	(2)	$48,972	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	1,404	(3)	1,431	(3)

Total Foreclosed Properties			$8,689	$49,452		$50,403

(1)	Investment is not readily marketable, is considered income producing, is not subject to option, and is a non-qualifying asset under the 1940 Act.
(2)

Gross unrealized appreciation, gross unrealized depreciation and net unrealized appreciation for Federal income tax purposes is $44,640, $0, and $44,640 as of June 30, 2014 and is $45,284, $0 and $45,284 as of December 31, 2013. The aggregate cost for Federal income tax purposes is $3,408 at June 30, 2014 and $3,688 at December 31, 2013.

(3)

Gross unrealized appreciation, gross unrealized depreciation and net unrealized appreciation for Federal income tax purposes are $1,290, $0, and $1,290 as of June 30, 2014 and $1,308, $0 and $1,308 as of December 31, 2013. The aggregate cost for Federal income tax purposes is $113 at June 30, 2014 and $122 at December 31, 2013.

(14) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

On July 29, 2014, the Company’s board of directors declared a $0.24 per share common stock distribution, payable on August 21, 2014 to shareholders of record on August 14, 2014. In addition, the board also increased the stock buyback subscription to $20,000,000, from the previous $6,028,000.

In July 2014, a revolving line of credit for $20,000,000 that matured July 31, 2014 was extended to July 31, 2015.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					394	78%	3.56%	$52,288	$217,188	$217,255
	Slo Cab Corp	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,819	$1,819
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,820	$1,820
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,820	$1,820
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,821	$1,821
	Sonu-Seema Corp ##	Term Loan	12/07/12	12/07/15	1	1%	3.75%		$1,398	$1,394
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%	$1,400	$1,400	$1,397
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%	$1,400	$1,400	$1,397
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,135	$2,128
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%	$1,400	$1,400	$1,397
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%	$1,400	$1,400	$1,397
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%	$1,400	$1,400	$1,397
	Orys Trans Corp ##	Term Loan	07/24/13	07/24/16	1	1%	2.75%		$1,400	$1,402
	Alltaxitwo Cab Corp ##	Term Loan	07/24/13	07/24/16	1	1%	2.75%		$1,400	$1,402
	Dayna Hacking Corp ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$1,424	$1,420
	Devin Taxi Corp ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$1,424	$1,420
	Benson Hacking Corp ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$1,424	$1,420
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,543
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,480	$1,482
	Christian Cab Corp	Term Loan	11/27/12	11/27/15	1	1%	4.00%		$1,500	$1,503
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,508	$1,503
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,527	$1,522
	Nancy Transit Inc ##	Term Loan	03/11/13	03/11/16	1	1%	3.50%		$1,526	$1,523
	Lety Cab Corp ##	Term Loan	10/21/10	10/20/15	1	1%	3.13%		$1,532	$1,526
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,560	$1,561
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,560	$1,561
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,560	$1,561
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	06/08/10	05/01/15	1	1%	4.00%		$1,614	$1,608
	Sean Cab Corp ##	Term Loan	12/09/11	12/08/15	1	1%	3.60%		$3,536	$3,528
Various New York ##	1.73% to 10.00%	Term Loan	12/20/00 to 06/27/14	07/06/14 to 09/10/23	363	61%	3.61%	$33,266	$168,768	$168,896
Chicago					109	15%	4.92%	$6,950	$41,636	$41,703
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	08/28/15	1	1%	5.50%		$1,680	$1,674
Various Chicago ##	3.75% to 7.25%	Term Loan	01/22/10 to 05/30/14	01/18/15 to 05/30/19	108	14%	4.90%	$6,950	$39,956	$40,029
Newark && ##	4.50% to 8.00%	Term Loan	07/25/08 to 06/18/14	07/10/14 to 01/10/23	109	9%	5.42%	$4,807	$24,404	$24,521
Boston					58	10%	4.71%	$7,525	$27,611	$27,647
	Johnson Holdings Inc	Term Loan	04/23/14	04/23/17	1	1%	4.50%	$1,401	$1,398	$1,400
	Chiso Trans Inc	Term Loan	11/26/13	11/26/16	1	*	4.25%		$832	$834
	Chiso Trans Inc	Term Loan	04/20/12	04/20/15	1	*	5.50%		$589	$590
Various Boston && ##	4.00% to 6.25%	Term Loan	06/12/07 to 05/01/14	07/14/14 to 10/08/18	55	9%	4.72%	$6,124	$24,792	$24,823
Cambridge && ##	4.00% to 6.00%	Term Loan	05/06/11 to 05/30/14	01/26/15 to 10/08/18	14	2%	4.87%	$655	$6,012	$6,024
Various Other && ##	4.75% to 11.50%	Term Loan	11/26/07 to 01/03/14	11/27/14 to 09/01/23	11	0%	6.29%	$278	$1,122	$1,127

Total medallion loans ($248,220 pledged as collateral under borrowing arrangements)					695	115%	4.01%	$72,503	$317,973	$318,277

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2014

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Commercial Loans
Secured mezzanine (29% Minnesota, 11% Wisconsin, 11% North Carolina, 9% New York, 9% Oklahoma,
8% Texas, 6% Delaware, 6% Arizona, 4% Florida and 7% all other states) (2)
Manufacturing (58% of the total)	+	Bluff Manufacturing (interest rate includes PIK interest of 3.50%)	Term Loan	12/14/12	12/14/17	1	1%	15.50%		$3,000	$ 3,008
		Quaker Bakery (interest rate includes PIK interest of 5.00%) (capitalized interest of $315 per footnote 2)	Term Loan	03/28/12	03/28/17	1	1%	17.00%		$2,915	$ 2,908
		American Cylinder (interest rate includes PIK interest of 5.00%) (capitalized interest of $77 per footnote 2)	Term Loan	07/03/13	01/03/18	1	1%	17.00%		$1,577	$ 1,577
		American Cylinder	Term Loan	07/03/13	07/03/17	1	*	10.00%		$800	$ 796
	+	Packaging Specialists (interest rate includes PIK interest of 6.00%) (capitalized interest of $225 per footnote 2)	Term Loan	04/01/08	12/31/14	1	1%	14.00%		$2,214	$ 2,214
		Dynamic Systems (interest rate includes PIK interest of 3.50%) (capitalized interest of $134 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,959	$ 1,959
	+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,252	$ 1,651
	+	GAF Manufacturing (interest rate includes PIK interest of 2.00%) (capitalized interest of $10 per footnote 2)	Term Loan	03/06/14	03/06/19	1	1%	14.00%	$1,500	$1,510	$ 1,518
	+	RespirTech	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$ 1,506
	+	Various Other && 8.00% to 14.00% (capitalized interest of $28 per footnote 2)	Term Loan	03/10/99 to 07/17/12	03/31/10 to 01/31/19	6	2%	10.72%		$9,565	$ 6,070
Information (14% of the total)		US Internet	Term Loan	06/12/13	06/12/20	1	1%	14.50%		$3,000	$ 3,017
		Centare (interest rate includes PIK interest of 2.00%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$ 2,484
Arts, Entertainment, and Recreation (11% of the total)		RPAC Racing (interest rate includes PIK interest of 10.00%) (capitalized interest of $1,300 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$4,340	$ 4,340
Administrative and Support Services (9% of the total)	+	Staff One	Term Loan	06/30/08	03/31/16	1	1%	3.00%		$2,964	$ 2,964
	+	Staff One	Term Loan	09/15/11	03/31/16	1	*	3.00%		$485	$ 485
		Various Other && 0.00% (capitalized interest of $44 per footnote 2)	Term Loan	1/14/2005	1/14/2010	1	*	0.00%		$628	$ 44
Professional, Scientific, and Technical Services (6% of the total)	+	Portu-Sunberg	Term Loan	12/31/12	12/31/17	1	1%	12.00%		$2,500	$ 2,510
		Various Other && 10.00% (capitalized interest of $19 per footnote 2)	Term Loan	10/26/2011	11/1/2014	1	*	10.00%		$19	$ 19
Accommodation and Food Services (2% of the total)		Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.83%		$2,302	$ 628
Retail Trade (0% of the total)		Various Other && 10.00%	Term Loan	6/30/2000	10/1/2015	1	*	10.00%		$395	$ 36

Total secured mezzanine (2)						27	14%	11.89%	$1,500	$46,425	$ 39,734

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Asset-based (65% New York, 26% New Jersey, 4% California and 5% all other states)
Wholesale Trade (47% of the total)	Various Other && 4.50% to 6.75% ##	Revolving line of credit	01/23/99 to 06/30/14	08/15/14 to 06/30/15	10	1%	5.18%	$15	$2,120	$2,020
Transportation and Warehousing (23% of the total)	Various Other && 5.25% to 8.00% ##	Revolving line of credit	12/31/01 to 10/18/06	10/18/14 to 05/02/15	3	*	6.18%		$1,045	$995
Retail Trade (13% of the total)	Various Other 4.75% to 6.83% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/14 to 12/21/14	5	*	5.30%		$616	$585
Construction (6% of the total)	Various Other 5.75% to 6.75% ##	Revolving line of credit	07/20/99 to 07/23/13	07/20/14 to 07/23/14	2	*	5.82%		$286	$277
Manufacturing (5% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 01/27/14	07/07/14 to 06/22/15	5	*	6.33%	$10	$252	$233
Health Care and Social Assistance (3% of the total)	Various Other 5.75% to 5.82% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/14 to 11/09/14	2	*	5.77%		$159	$145
Finance and Insurance (2% of the total)	Various Other && 5.50%	Revolving line of credit	2/14/2008	2/14/2015	1	*	5.50%		$99	$95
Administrative and Support Services (1% of the total)	Various Other 5.50%	Revolving line of credit	6/30/2007	6/30/2015	1	*	5.50%		$26	$24

Total asset-based ($3,420 pledged as collateral under borrowing arrangements)					29	2%	5.55%	$25	$4,603	$4,374

Other secured commercial (75% New York and 25% New Jersey)
Retail Trade (78% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12.00%) (capitalized interest of $744 per footnote 2)	Term Loan	12/17/12	12/17/17	1	2%	12.00%		$6,344	$6,344
	Various Other && 0.00% to 10.50%	Term Loan	09/13/06 to 06/03/14	12/17/14 to 06/03/20	17	2%	8.95%	$1,240	$5,098	$5,065
Accommodation and Food Services (20% of the total)	Dune Deck Owners Corp ##	Term Loan	04/24/07	03/31/16	1	1%	7.00%		$2,071	$2,071
	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	03/16/16 to 09/06/19	3	*	8.32%	$375	$882	$816
Real Estate and Rental and Leasing (1% of the total)	Various Other 4.00% to 6.00%	Term Loan	04/22/99 to 07/15/13	04/01/15 to 07/15/16	3	*	5.17%		$174	$175
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	5/14/2013	5/14/2018	1	*	7.50%		$122	$123

Total other secured commercial loans ($2,071 pledged as collateral under borrowing arrangements)					26	5%	9.90%	$1,615	$14,691	$14,594

Total commercial loans ($5,491 pledged as collateral under borrowing arrangements) (2)					82	21%	11.00%	$3,140	$65,719	$58,702

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	42%	10.71%		$116,686	$116,686
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%		$1,558	$1,558
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	1%	0.00%		$3,750	$3,750
Various Other			12/20/04 to 5/23/12	None	3	1%	0.00%		$1,462	$1,462

Investment in Medallion Bank and other controlled subsidiaries, net					6	45%	10.13%		$123,456	$123,456

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$967	$2,403
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	1%	0.00%		$1,954	$1,904
Appliance Recycler #	Appliance Recycling Centers of America, Inc. **	8.86% of common stock	09/10/98	None	1	1%	0.00%		$0	$1,779
Employee Leasing Services	Staff One	46.4% preferred stock	06/30/08	None	2	*	0.00%		$472	$0
Bakery	Quaker Bakery	* of senior preferred stock	03/28/12	None	1	*	0.00%		$359	$359
IT Services	Centare	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%		$103	$103
Various Other	**	* to 9.25% of common stock	08/04/08 to 3/30/12	None	4	*	2.55%		$1,431	$666

Equity investments, net					11	3%	0.69%		$5,286	$7,214

Investment securities
Investment securities, net					0	0%	0.00%		$0	$0

Net Investments ($253,711 pledged as collateral under borrowing arrangements) (3)					794	183%	6.35%	$75,643	$512,434	$507,649

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $2,896 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 183%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $54,516, $12,395 and $42,121, respectively. The tax cost of investments was $465,528.
(5)	For revolving lines of credit the amount shown is the cost at June 30, 2014.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 26% and up to 29% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at June 30, 2014.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 7, 2014 (File No. 814-00188)

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENT IN AND ADVANCES TO AFFIILIATES

Of and for the quarter and six months ended June 30, 2014

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the three months ended June 30, 2014	Equity in net profit and (loss) for the six months ended June 30, 2014	Amount of dividends or interest (1) for the three months ended June 30, 2014	Amount of dividends or interest (1) for the six months ended June 30, 2014	Value as of 6/30/14
(Dollars in thousands)
Medallion Bank - common stock	1,000,000 shares - 100% of common stock	$6,530	$12,436	$3,000	$6,000	$116,686
Medallion Hamptons Holding LLC - membership interest	100% of membership interest	12	(78)	0	0	3,750
Medallion Fine Art, Inc. - common stock (2)	1,000 shares - 100% of common stock	(124)	(321)	0	0	1,558
LAX Group LLC - membership interest	42% of membership interest	(129)	(259)	0	0	648
Medallion Servicing Corp. - common stock	1,000 shares - 100% of common stock	—	(59)	0	0	591
Generation Outdoor, Inc. - common stock	1,000 shares - 100% of common stock	17	14	3	7	223

Total investments in Medallion Bank and other controlled subsidiaries		6,306	11,733	3,003	6,007	123,456

Medallion Motorsports, LLC - membership interest (3)	75% of membership interest	0	0	0	0	1,904
Appliance Recycling Centers of America Inc - common stock	8.86% of common stock	0	0	0	0	1,779
Summit Medical, Inc - common stock	9.25% of common stock	0	0	0	0	135
Other equity investments other than in investments in and advances to affiliates		—	—	—	—	3,396

Total equity investments		—	—	0	0	7,214

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				3,003	6,007	130,670

Other interest and dividend income other than from investments in and advances to affiliates				7	195

Total dividend and interest income on short term investments				3,010	6,202

Total investments in and advances to affiliates						127,274
Other equity investments other than in investments in and advances to affiliates						3,396

Total investments in Medallion Bank and other controlled subsidiaries and equity investments						$130,670

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $6,344 as of June 30, 2014.
(3)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,340, and of which $211 and $103 of interest income was earned during the quarter and six months ended June 30, 2014.

The table below provides a recap of the changes in the investment in the respective issuers for the 2014 quarters.

(Dollars in thousands)	Value as of 12/31/13	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments	Value as of 3/31/14	Gross Additions / Investments	Gross Reductions / Distributions	Net equity earnings in profit and loss, unrealized appreciation and depreciation	Other Adjustments	Value as of 6/30/14
Medallion Bank - common stock	$101,478	—	$4,624	$5,906	—	$102,760	$10,000	$2,604	$6,530	—	$116,686
Medallion Hamptons Holding LLC - membership interest	3,750	90	—	(90)	—	3,750	—	12	12	—	3,750
Medallion Motorsports, LLC - membership interest (1)	1,954	—	—		—	1,954	—	—	(50)	—	1,904
Medallion Fine Art, Inc. - common stock (2)	1,880	—	—	(198)	—	1,682	—	—	(124)	—	1,558
Appliance Recycling Centers of America Inc - common stock	1,299	—	—	100	—	1,399	—	—	380	—	1,779
LAX Group LLC - membership interest	254	652	—	(130)	1	777	—	—	(129)	—	648
Medallion Servicing Corp. - common stock	822	20	162	(59)	—	621	—	30	—	—	591
Generation Outdoor, Inc. - common stock	439	440	199	(3)	(1)	676	30	500	17	—	223

(1)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,340, and of which $106 and $209 of interest income was earned during the quarter and six months ended June 30, 2014.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $6,344 as of June 30, 2014, $368 of which was advanced during 2014.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					358	74%	3.52%	$133,978	$202,954	$202,947
	Sean Cab Corp ##	Term Loan	12/9/2011	12/8/2015	1	1%	3.60%		$3,581	$3,566
	Real Cab Corp	Term Loan	7/20/2007	7/20/2017	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp	Term Loan	7/20/2007	7/20/2017	1	*	2.81%		$350	$350
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	5/1/2015	1	1%	4.00%		$2,460	$2,454
	Whispers Taxi Inc ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$2,197	$2,164	$2,156
	Slo Cab Corp	Term Loan	7/20/2007	7/20/2017	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp	Term Loan	7/20/2007	7/20/2017	1	*	2.81%		$210	$210
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/2015	1	1%	3.13%		$1,557	$1,550
	Nancy Transit Inc ##	Term Loan	3/11/2013	3/11/2016	1	1%	3.50%	$1,575	$1,546	$1,542
	Bunty & Jyoti Inc ##	Term Loan	3/13/2013	3/13/2016	1	1%	3.75%	$1,575	$1,546	$1,541
	Junaid Trans Corp ##	Term Loan	4/30/2013	4/30/2016	1	1%	3.75%	$1,550	$1,524	$1,519
	Christian Cab Corp	Term Loan	11/27/2012	11/27/2015	1	1%	4.00%		$1,504	$1,513
	Ocean Hacking Corp ##	Term Loan	12/20/2013	12/20/2016	1	1%	3.50%	$1,500	$1,500	$1,502
	Devin Taxi Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Dayna Hacking Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Benson Hacking Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Silke Hacking Corp ##	Term Loan	6/28/2013	6/28/2016	1	1%	2.90%	$1,450	$1,424	$1,426
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/7/2015	1	1%	3.75%		$1,415	$1,410
	Lil Amandachaka Hacking Corp ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Flow Taxi Corp ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Ukraine Service Co ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Nosilla Service Co., Inc ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Orys Trans Corp ##	Term Loan	7/24/2013	7/24/2016	1	1%	2.75%	$1,400	$1,400	$1,402
	Alltaxitwo Cab Corp ##	Term Loan	7/24/2013	7/24/2016	1	1%	2.75%	$1,400	$1,400	$1,402
	Perem Hacking Corp ##	Term Loan	2/21/2013	2/21/2016	1	*	3.00%	$1,396	$1,362	$1,358
	S600 Service Co Inc ##	Term Loan	2/21/2013	2/21/2016	1	*	3.00%	$1,396	$1,362	$1,358
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/2015	1	*	5.25%		$1,358	$1,353
Various New York	2.22% to 10.00%	Term Loan	12/20/00 to 12/26/13	01/15/14 to 09/10/23	331	59%	3.56%	$108,444	$161,262	$161,313
Chicago					111	15%	4.94%	$32,540	$42,175	$42,239
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	8/28/2015	1	1%	5.50%		$1,696	$1,689
	Regal Cab Company Et Al ##	Term Loan	8/29/2013	8/29/2016	1	1%	5.00%	$1,400	$1,395	$1,391
	Chicago Medallion Nine LLC ##	Term Loan	5/2/2012	5/2/2017	1	1%	5.75%		$1,373	$1,368
Various Chicago	3.75% to 8.50%	Term Loan	01/22/10 to 12/27/13	01/18/15 to 12/27/18	108	14%	4.89%	$31,140	$37,711	$37,791
Newark &&	4.50% to 8.00%	Term Loan	04/12/07 to 12/12/13	02/27/14 to 01/10/23	106	8%	5.58%	$13,103	$21,681	$21,792
Boston					53	9%	4.91%	$11,642	$23,622	$23,656
	Chiso Trans Inc	Term Loan	11/26/2013	11/26/2016	1	*	4.25%	$845	$845	$847
	Chiso Trans Inc	Term Loan	4/20/2012	4/20/2015	1	*	5.50%		$599	$600
	Various Boston && 4.00% to 6.75%	Term Loan	06/12/07 to 12/20/13	01/14/14 to 10/08/18	51	8%	4.92%	$10,797	$22,178	$22,209
Cambridge					14	2%	5.06%	$3,850	$6,008	$6,043
	Gcf Taxi Inc, Et Al	Term Loan	12/30/2013	12/30/2016	1	1%	6.00%	$1,398	$1,397	$1,417
	4.00% to 6.50%	Term Loan	03/19/10 to 12/11/13	05/06/14 to 10/08/18	13	2%	4.78%	$2,452	$4,611	$4,626
Other					12	0%	6.52%	$860	$1,178	$1,184
Various Other &&	5.00% to 11.50%	Term Loan	11/26/07 to 08/21/13	03/23/14 to 09/01/23	12	*	6.52%	$860	$1,178	$1,184

Total medallion loans ($233,789 pledged as collateral under borrowing arrangements)					654	109%	4.02%	$195,973	$297,618	$297,861

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 5% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,446,000,000 as of June 30, 2014, and $1,330,000,000 and $1,255,849,000 as of December 31, 2013 and June 30, 2013, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

We are a closed-end, management investment company under the 1940 Act. We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our shareholders as distributions if we meet certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level US federal and state income taxes.

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $430,662,000 as of June 30, 2014. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

	June 30, 2014		March 31, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	3.56%	$217,188	3.54%	$211,864	3.52%	$202,954	3.58%	$204,578
Chicago	4.92	41,636	4.93	41,896	4.94	42,175	5.00	39,260
Boston	4.71	27,611	4.77	26,494	4.91	23,622	5.26	21,975
Newark	5.42	24,404	5.45	23,693	5.58	21,681	5.98	19,109
Cambridge	4.87	6,012	5.07	6,000	5.06	6,008	5.40	5,745
Other	6.29	1,122	6.30	1,140	6.52	1,178	6.40	3,279

Total medallion loans	4.01	317,973	4.02	311,087	4.02	297,618	4.12	293,946

Deferred loan acquisition costs		304		255		243		83
Unrealized depreciation on loans		—		—		—		—

Net medallion loans		$318,277		$311,342		$297,861		$294,029

Commercial loans
Secured mezzanine	11.89%	$46,425	11.89%	$46,498	11.69%	$46,100	12.68%	$48,200
Asset based	5.55	4,603	5.22	5,481	5.32	7,803	5.69	7,207
Other secured commercial	9.90	14,691	9.97	13,583	9.89	13,336	9.32	11,822

Total commercial loans	11.00	65,719	10.93	65,562	10.60	67,239	11.34	67,229

Deferred loan acquisition income		(30)		(41)		(79)		(40)
Unrealized depreciation on loans		(6,987)		(6,606)		(6,992)		(7,960)

Net commercial loans		$58,702		$58,915		$60,168		$59,229

Investment in Medallion Bank and other controlled subsidiaries, net (3)	10.13%	$123,456	10.88%	$110,266	11.05%	$108,623	11.46%	$100,343

Equity investments	0.69%	$5,286	0.58%	6,125	0.86%	$6,124	0.98%	$5,914

Unrealized appreciation on equities		1,928		676		381		825

Net equity investments		$7,214		$6,801		$6,505		$6,739

Investment securities	—%	$—	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.35%	$512,434	6.43%	$493,040	6.49%	$479,604	6.69%	$467,432

Deferred loan acquisition costs		274		214		164		43
Unrealized appreciation on equities		1,928		676		381		825
Unrealized depreciation on loans		(6,987)		(6,606)		(6,992)		(7,960)

Net investments (3)		$507,649		$487,324		$473,157		$460,340

Medallion Bank investments
Consumer loans	15.18%	$424,009	15.49%	$373,478	15.67%	$353,355	16.22%	$311,968
Medallion loans	3.78	388,098	3.78	366,998	3.77	349,015	3.86	343,825
Commercial loans	4.70	43,829	4.73	42,143	4.91	53,786	4.95	65,095
Investment securities	2.59	28,995	2.55	25,108	2.47	24,925	2.45	22,498

Medallion Bank investments at cost (2)	9.25	884,931	9.20	807,727	9.19	781,081	9.10	743,386

Deferred loan acquisition costs		10,162		9,632		9,553		8,524
Unrealized depreciation on investment securities		(172)		(405)		(803)		(137)
Premiums paid on purchased securities		305		326		342		315
Unrealized depreciation on loans		(18,116)		(16,966)		(16,434)		(17,290)

Medallion Bank net investments		$877,110		$800,314		$773,739		$734,798

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.15%, 8.05%, 8.05%, and 8.03% at June 30, 2014, March 31, 2014, December 31, 2013, and June 30, 2013.
(3)	Includes $736, $724, $814, and $869 of unrealized appreciation on Medallion Hamptons Holdings as of June 30, 2014, March 31, 2014, December 31, 2013, and June 30, 2013.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net investments at beginning of period	$487,324	$454,565	$473,157	$455,010
Investments originated (1)	39,827	72,075	72,673	134,100
Repayments of investments (1)	(23,018)	(67,895)	(44,657)	(131,287)
Net realized gains (losses) on investments	(686)	4	(858)	81
Net increase in unrealized appreciation (2)	4,179	1,650	7,286	2,570
(Amortization) accretion of origination (costs) fees	23	(59)	48	(134)

Net increase in investments	20,325	5,775	34,492	5,330

Net investments at end of period	$507,649	$460,340	$507,649	$460,340

(1)	Includes refinancings.
(2)	Excludes net unrealized appreciation (depreciation) of ($190) and $190 for the quarter and six months ended June 30, 2014, and $2,853 and $5,865 for the comparable 2013 periods, related to foreclosed properties and other assets.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at June 30, 2014 was 6.35% (5.21% for the loan portfolio), a decrease of 14 basis points from 6.49% at December 31, 2013, and a decrease of 34 basis points from 6.69% at June 30, 2013. The weighted average yield of the total managed portfolio at June 30, 2014 was 7.96% (8.15% for the loan portfolio), an increase of 11 basis points from 7.85% at December 31, 2013, and an increase of 12 basis points from 7.84% at June 30, 2013. The slight changes in 2014 reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 63% of the net portfolio of $507,649,000 at June 30, 2014, compared to 63% of the net portfolio of $473,157,000 at December 31, 2013, and 64% of $460,340,000 at June 30, 2013. Our managed medallion loans of $705,342,000 comprised 56% of the net managed portfolio of $1,267,482,000 at June 30, 2014, compared to 56% of the net managed portfolio of $1,144,596 at December 31, 2013, and 58% of $1,100,518,000 at June 30, 2013. The medallion loan portfolio increased by $20,416,000 or 7% in 2014 (an increase of $59,372,000 or 9% on a managed basis), primarily reflecting loan portfolio growth in all markets and the movement of loans to Medallion Bank. Total medallion loans serviced for third parties were $29,638,000, $24,875,000, and $25,340,000 at June 30, 2014, December 31, 2013, and June 30, 2013.

The weighted average yield of the medallion loan portfolio at June 30, 2014 was 4.01%, a decrease of 1 basis point from 4.02% at December 31, 2013, and a decrease of 11 basis points from 4.12% at June 30, 2013. The weighted average yield of the managed medallion loan portfolio at June 30, 2014 was 3.89%, unchanged from December 31, 2013, and a decrease of 9 basis points from 3.98% at June 30, 2013. The decrease in yield primarily reflected the new loan volume and the repricing of the existing portfolio to lower current market interest rates. At June 30, 2014, 32% of the medallion loan portfolio represented loans outside New York, compared to 32% and 30% at December 31, 2013 and June 30, 2013. At June 30, 2014, 25% of the managed medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2013 and 24% at June 30, 2013. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 12%, 13%, and 13% of the net investment portfolio as of June 30, 2014, December 31, 2013, and June 30, 2013, and were 8%, 10%, and 11% on a managed basis. Commercial loans decreased by $1,466,000 or 2% during 2014 (decreased $11,325,000 or 10% on a managed basis), primarily reflecting loan repayments in the high yield mezzanine and asset-based loan portfolios, partially offset by increases in the other commercial secured loan portfolio, and in the managed loan portfolio by decreases in the asset-based loan portfolio at Medallion Bank . Net commercial loans serviced for third parties were $170,000 at June 30, 2014, secured by third parties were $255,000 at December 31, 2013 and $12,090,000 at June 30, 2013.

The weighted average yield of the commercial loan portfolio at June 30, 2014 was 11.00%, an increase of 40 basis points from 10.60% at December 31, 2013, and a decrease of 34 basis points from 11.34% at June 30, 2013. The weighted average yield of the managed commercial loan portfolio at June 30, 2014 was 8.48%, an increase of 41 basis points from 8.07% at December 31,

2013, and an increase of 28 basis points from 8.20% at June 30, 2013. The fluctuations primarily reflect lower yield on mezzanine portfolio. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At June 30, 2014, variable-rate loans represented approximately 8% of the commercial portfolio, compared to 12% at December 31, 2013 and June 30, 2013, and were 42%, 49%, and 53% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 33%, 31%, and 28% of the managed net investment portfolio as of June 30, 2014, December 31, 2013, and June 30, 2013. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, and trailers, and also finances small-scale home improvements in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 15.18% at June 30, 2014, compared to 15.67% and 16.22% at December 31, 2013 and June 30, 2013. Adjustable rate loans represented 49%, 68%, and 72% of the managed consumer portfolio at June 30, 2014, December 31, 2013, and June 30, 2013.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2014		March 31, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%

Commercial loans
Secured mezzanine	2,018	0.6	2,018	0.6	2,018	0.6	2,182	0.6
Asset-based receivable	494	0.1	494	0.1	494	0.1	205	0.1
Other secured commercial	—	0.0	—	0.0	—	0.0	492	0.1

Total commercial loans	2,512	0.7	2,512	0.7	2,512	0.7	2,879	0.8

Total loans 90 days or more past due	$2,512	0.7%	$2,512	0.7%	$2,512	0.7%	$2,879	0.8%

Total Medallion Bank loans	$3,374	0.4%	$3,721	0.5%	$3,817	0.5%	$1,198	0.2%

Total managed loans 90 days or more past due	$5,886	0.5%	$6,233	0.5%	$6,329	0.6%	$4,077	0.4%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At June 30, 2014, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At June 30, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The two remaining loans are still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Valuation allowance	(145)	(1,145)	(1,290)

Net loans outstanding	144	1,146	1,290

Other receivables	560	10,642	11,202
Valuation allowance	(168)	(3,193)	(3,361)

Net other receivables	392	7,449	7,841
Total net outstanding	536	8,595	9,131

Income foregone in 2014	23	56	79
Total income foregone	$182	$566	$748

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Other secured commercial loan delinquencies have declined and remained at the same level for recent periods due to consistent collection efforts. Secured mezzanine delinquencies declined as a result of continued collection efforts. The increase in delinquencies in the asset-based and Medallion Bank loan portfolios reflects the status of the loans described in the preceding paragraph. Medallion Bank continued with low levels of delinquency in its consumer loan portfolio. In addition to the delinquencies in the loan portfolio as described above, receivables from bonuses relating to certain investments of $7,609,000 were delinquent at June 30, 2014. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2013	$—	($6,992)	$381	$40,404	$33,793
Net change in unrealized
Appreciation on investments	—	—	100	—	100
Depreciation on investments	—	74	195	381	650
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	312	—	—	312

Balance March 31, 2014	—	(6,606)	676	40,785	34,855
Net change in unrealized
Appreciation on investments	—	—	640	(951)	(311)
Depreciation on investments	—	(394)	(62)	761	305
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	13	674	—	687

Balance June 30, 2014	$—	($6,987)	$1,928	$40,595	$35,536

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	—	(7,894)	47	36,769	28,922
Net change in unrealized
Appreciation on investments	—	—	505	2,853	3,358
Depreciation on investments	—	(66)	273	—	207
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2013	$—	($7,960)	$825	$39,622	$32,487

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Total loans
Medallion loans	$318,277	$311,342	$297,861	$294,029
Commercial loans	58,702	58,915	60,168	59,229

Total loans	376,979	370,257	358,029	353,258
Investment in Medallion Bank and other controlled subsidiaries	123,456	110,266	108,623	100,343
Equity investments (1)	7,214	6,801	6,505	6,739
Investment securities	—	—	—	—

Net investments	$507,649	$487,324	$473,157	$460,340

Net investments at Medallion Bank and other controlled subsidiaries	$877,133	$800,314	$773,739	$734,398
Managed net investments	$1,267,482	$1,184,257	$1,144,596	$1,100,518

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—	$—
Commercial loans	(6,987)	(6,606)	(6,992)	(7,960)

Total loans	(6,987)	(6,606)	(6,992)	(7,960)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—	—
Equity investments	1,928	676	381	825
Investment securities	—	—	—	—

Total unrealized depreciation on investments (2)	($5,059)	($5,930)	($6,611)	($7,135)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($18,288)	($17,371)	($17,237)	($17,427)
Managed total unrealized depreciation on investments(2)	($23,348)	($23,301)	($23,848)	($24,562)

Unrealized appreciation (depreciation) as a % of balances outstanding (3)
Medallion loans	—%	—%	—%	—%
Commercial loans	(10.63)	(10.08)	(10.40)	(11.84)
Total loans	(1.82)	(1.75)	(1.92)	(2.20)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	36.47	11.04	6.22	13.96
Investment securities	—	—	—	—
Net investments	(0.99)	(1.20)	(1.38)	(1.53)

Net investments at Medallion Bank and other controlled subsidiaries	(2.07%)	(2.15%)	(2.21%)	(2.34%)
Managed net investments	(1.82%)	(1.95%)	(2.06%)	(2.20%)

(1)	Represents common stock and warrants held as investments.

(2)	Excludes $736, $724, $814, and $869 of unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary, at June 30, 2014, March 31, 2014, December 31, 2013, and June 30, 2013.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$—	$—	$40
Commercial loans	(11)	4	(233)	41

Total loans	(11)	4	(233)	81
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	(674)	—	(625)	—
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments	(685)	4	(858)	81

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(865)	(535)	(2,360)	(2,444)

Total managed realized losses on loans and equity investments	($1,550)	($531)	($3,218)	($2,363)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%	—%	0.03%
Commercial loans	(0.07)	0.02	(0.71)	0.12
Total loans	(0.01)	0.00	(0.13)	0.05
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	(46.35)	—	(21.15)	—
Investment securities	—	—	—	—
Net investments	(0.54)	0.00	(0.35)	0.04

Net investments at Medallion Bank and other controlled subsidiaries	(0.41)	(0.30)	(0.58)	(0.69)
Managed net investments	(0.50%)	(0.19%)	(0.54%)	(0.44%)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$640	$505	$740	$494
Unrealized depreciation	(456)	207	(187)	170
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	3,306	938	5,733	1,906
Realized gains	—	—	—	—
Realized losses	687	—	1,000	—
Net unrealized gains (losses) on foreclosed properties and other assets	(190)	2,853	190	5,865

Total	$3,987	$4,503	$7,476	$8,435

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses	(687)	—	(1,000)	—
Other gains	—	—	49	—
Direct recoveries	2	4	93	81
Realized gains on foreclosed properties and other assets	—	—	—	—

Total	($685)	$4	($858)	$81

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries represented 24%, 23%, and 22% of our total portfolio at June 30, 2014, December 31, 2013, and June 30, 2013. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $10,000,000 and $5,000,000 in 2014 and 2013. Separately, Medallion Bank declared dividends to us of $3,000,000 and $6,000,000 in the 2014 second quarter and six months, and $2,500,000 and $5,500,000 in the comparable 2013 periods. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at June 30, 2014, December 31, 2013, and June 30, 2013. Equity investments were 1% of our total managed portfolio at June 30, 2014, December 31, 2013, and June 30, 2013. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at June 30, 2014, December 31, 2013, and June 30, 2013. Investment securities were 2% of our total managed portfolio at June 30, 2014, December 31, 2013, and June 30, 2013. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2014 and 2013. Our average balances decreased reflecting the recent equity offering and Medallion Bank’s average balances increased, reflecting the strong growth in the consumer loan portfolio. The decrease in borrowing costs reflected the trend of decreasing interest rates in the economy, and the repricing of term borrowings.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2014
Revolving lines of credit	$597	$127,599	1.88%	$1,215	$129,118	1.90%
Notes payable to banks	656	94,593	2.78	1,159	81,512	2.87
SBA debentures	634	56,068	4.54	1,292	57,982	4.49
Preferred securities	198	33,000	2.41	394	33,000	2.41

Total	$2,085	$311,260	2.69	$4,060	$301,612	2.71

Medallion Bank borrowings	$1,629	$736,795	0.89	$3,075	$710,608	0.87

Total managed borrowings	$3,714	$1,048,055	1.42	$7,135	$1,012,220	1.42

June 30, 2013
Revolving lines of credit	$653	$161,280	1.62%	$1,309	$159,284	1.66%
Notes payable to banks	568	63,474	3.59	1,062	63,288	3.38
SBA debentures	699	58,635	4.78	1,414	59,059	4.83
Preferred securities	201	33,000	2.45	402	33,000	2.46

Total	$2,121	$316,389	2.69	$4,187	$314,631	2.68

Medallion Bank borrowings	$1,280	$617,896	0.83	$2,606	$606,241	0.87

Total managed borrowings	$3,401	$934,285	1.46	$6,793	$920,872	1.49

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act, or SBIA, and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2014 and 2013, short-term adjustable rate debt constituted 71% and 72% of total debt, and was 21% and 25% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, our Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Statement of operations
Investment income	$9,875	$7,543	$18,910	$15,789
Interest expense	2,085	2,121	4,060	4,187

Net interest income	7,790	5,422	14,850	11,602
Noninterest income	108	327	299	623
Operating expenses	4,095	4,007	7,897	8,020

Net investment income before income taxes	3,803	1,742	7,252	4,205
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	3,803	1,742	7,252	4,205
Net realized gains (losses) on investments	(685)	4	(858)	81
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	3,306	938	5,733	1,906
Net change in unrealized appreciation on investments (1)	681	3,565	1,743	6,529

Net increase in net assets resulting from operations	$7,105	$6,249	$13,870	$12,721

Per share data
Net investment income	$0.15	$0.08	$0.29	$0.19
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	(0.03)	—	(0.03)	—
Net change in unrealized appreciation on investments (1)	0.16	0.20	0.29	0.39

Net increase in net assets resulting from operations	$0.28	$0.28	$0.55	$0.58

Distributions declared per share	$0.24	$0.22	$0.48	$0.44

Weighted average common shares outstanding
Basic	24,898,318	21,633,656	24,845,696	21,527,912
Diluted	25,110,838	22,018,060	25,102,215	21,890,556

			June 30, 2014	December 31, 2013
Balance sheet data
Net investments			$507,649	$473,157
Total assets			610,838	595,053
Total funds borrowed			328,453	314,958
Total liabilities			333,848	321,558
Total shareholders’ equity			276,990	273,495

Managed balance sheet data (2)
Net investments			$1,267,482	$1,144,596
Total assets			1,415,778	1,305,809
Total funds borrowed			1,104,359	997,295
Total liabilities			1,138,788	1,032,314

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	2.56%	1.26%	2.48%	1.55%
Net increase in net assets resulting from operations	4.78	4.53	4.75	4.69
Return on average equity (ROE) (4)
Net investment income after taxes	5.53	3.18	5.31	3.87
Net increase in net assets resulting from operations	10.33	11.41	10.15	11.72

Weighted average yield	7.93%	6.62%	7.80%	6.98%
Weighted average cost of funds	1.67	1.86	1.68	1.85

Net interest margin (5)	6.26	4.76	6.13	5.13

Noninterest income ratio (6)	0.09%	0.29%	0.12%	0.28%
Total expense ratio (7)	4.96	5.38	4.93	5.39
Operating expense ratio (8)	3.29	3.52	3.26	3.54

			June 30, 2014	December 31, 2013
As a percentage of net investment portfolio
Medallion loans			63%	63%
Commercial loans			12	13
Investment in Medallion Bank and other controlled subsidiaries			24	23
Equity investments			1	1
Investment securities			—	—

Investments to assets (9)			83%	80%
Equity to assets (10)			45	46
Debt to equity (11)			119	115

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $1,505 and $2,242 in the three and six months ended June 30, 2014, and $18 and $35 for the comparable 2013 periods, and also included $3,000 and $6,000 of dividends from Medallion Bank for the three and six months ended June 30, 2014, and $2,500 and $5,500 for the comparable 2013 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 7.11% and 7.01% for the three and six months ended June 30, 2014, and was 6.29% and 6.32% for the comparable 2013 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2014 Second Quarter and Six Months compared to the 2013 periods

Net increase in net assets resulting from operations was $7,105,000 or $0.28 per diluted common share and $13,870,000 or $0.55 in the 2014 second quarter and six months, up $856,000 or 14% and $1,149,000 or 9% from $6,249,000 or $0.28 per share and $12,721,000 or $0.58 in the 2013 second quarter and six months, primarily reflecting higher net interest income, partially offset by lower net realized/unrealized gains and noninterest income, and also by higher operating expenses in the quarter, and lower operating expenses in the six months. Net investment income after income taxes was $3,803,000 or $0.15 per share and $7,252,000 or $0.29 in the 2014 quarter and six months, up $2,061,000 and $3,047,000 or 72% from $1,742,000 or $0.08 per share and $4,205,000 or $0.19 in the 2013 quarter and six months.

Investment income was $9,875,000 and $18,910,000 in the 2014 second quarter and six months, up $2,332,000 or 31% and $3,121,000 or 20% from $7,543,000 and $15,789,000 in the year ago periods, and included $1,505,000 and $2,242,000 from interest recoveries and bonuses on certain investments in the 2014 quarter and six months, compared to $18,000 and $35,000 in the 2013 periods. Also included in the 2014 quarter and six months was $3,000,000 and $6,000,000 in dividends from Medallion Bank, compared to $2,500,000 and $5,500,000 in the comparable 2013 periods. Excluding those items, investment income increased $345,000 or 7% in the quarter and $414,000 or 4% in the six months, primarily reflecting portfolio growth, partially offset by the repricing of the portfolios to lower current market interest rates and changes in the portfolio mix. The yield on the investment portfolio was 7.93% in the 2014 quarter, up 20% from 6.63% in 2013, and was 7.80% in the 2014 six months, up 12% from 6.98% in the 2013 six months. Excluding the extra interest and dividends, the 2014 second quarter and six month yields were down 2% and 3% to 4.31% and 4.40%, from 4.41% and 4.53%, in the 2013 quarter and six months, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were up 9% to $499,380,000 in the 2014 quarter and up 7% to $488,798,000 in the six months, from $456,624,000 and $456,391,000 in the year ago periods, primarily reflecting portfolio growth.

Medallion loans were $318,277,000 at quarter end, up $24,248,000 or 8% from $294,029,000 a year ago, representing 63% of the investment portfolio compared to 64% a year ago, and were yielding 4.01% compared to 4.12% a year ago, a decrease of 3%, reflecting the new loan volume and the repricing of the existing portfolio to lower current market interest rates. The increase in outstandings primarily reflected portfolio growth in all markets, partially offset by an increase in loans sourced to Medallion Bank. The managed medallion portfolio and the portfolio of medallion loans serviced for third parties was $734,980,000 at quarter end, up $72,586,000 or 11% from $662,394,000 a year ago, reflecting the above. The commercial loan portfolio was $58,702,000 at quarter end, compared to $59,229,000 a year ago, a decrease of $527,000 or 1%, and represented 12% of the investment portfolio compared to 13% a year ago. The decrease primarily reflected loan repayments in the high-yield mezzanine and asset-based loan portfolios, partially offset by increases in the other commercial secured loan portfolio. Commercial loans yielded 11.00% at quarter end, down 3% from 11.34% a year ago, primarily reflecting lower yields on the mezzanine portfolio. The net managed commercial loan portfolio and the portfolio of commercial loans serviced for or by third parties was $100,951,000 at quarter end, down $7,938,000 or 7% from $108,889,000 a year ago, primarily reflecting the changes described above, and decreases in the asset-based loan portfolio at Medallion Bank. Approximately $11,202,000 of asset-based loans ($7,841,000 after valuation adjustments) has been reclassified to other assets awaiting the outcome of legal proceeding as described further on page 39. Investments in Medallion Bank and other controlled subsidiaries were $123,456,000 at quarter end, up $23,113,000 or 23% from $100,343,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments, capital contributions made, and net depreciation, and which represented 24% of the investment portfolio, compared to 22% a year ago, and which yielded 10.13% at quarter end, compared to 11.46% a year ago, reflecting the dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $7,214,000 at quarter end, up $475,000 or 7% from $6,739,000 a year ago, primarily reflecting portfolio appreciation, partially offset by portfolio dispositions and distributions, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 0.69%, compared to 0.98% a year ago. Investment securities were zero at both quarter ends. See page 37 for a table that shows balances and yields by type of investment.

Interest expense was $2,085,000 and $4,060,000 in the 2014 quarter and six months, down $36,000 or 2% and $127,000 or 3% from $2,121,000 and $4,187,000 in the 2013 periods. The decrease in interest expense was primarily due to decreased borrowing levels. The cost of borrowed funds was 2.69% and 2.71% in the 2014 quarter and six months, compared to 2.69% and 2.68% in the year ago periods, unchanged and an increase of 1%, reflecting the adjustable rate nature of much of our borrowings and changes in our funding mix. Average debt outstanding was down 2% to $311,260,000 for the 2014 quarter, and was down 4% to $301,612,000 in the six months, compared to $316,389,000 and $314,631,000 in the year ago periods, primarily reflecting decreased borrowings required after the recent equity raises. See page 43 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $7,790,000 and $14,850,000 and the net interest margin was 6.26% and 6.13% for the 2014 second quarter and six months, up $2,368,000 or 44% and $3,248,000 or 28% from $5,422,000 and $11,602,000 a year ago, which represented net interest margins of 4.76% and 5.13%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $108,000 and $299,000 in the 2014 second quarter and six months, down $219,000 or 67% and $324,000 or 52% from $327,000 and $623,000 a year ago, primarily reflecting lower prepayment fees and servicing fee income, and in the six months, also by lower late charges, partially offset by higher management fee income.

Operating expenses were $4,095,000 and $7,897,000 in the 2014 second quarter and six months, up $88,000 or 2% and down $123,000 or 2% from $4,007,000 and $8,020,000 in the 2013 periods. Salaries and benefits expense was $2,965,000 and $5,526,000 in the second quarter and six months, up $620,000 or 26% and $630,000 or 13% from $2,345,000 and $4,896,000 in 2013, primarily reflecting higher salaries, lower salary deferrals related to loan originations, and higher bonus accruals and stock-based compensation expense, and in the six months also by lower bonus accruals and higher payroll taxes. Professional fees were $294,000 and $552,000 in the quarter and six months, down $603,000 or 67% and $845,000 or 60% from $897,000 and $1,397,000 a year ago, primarily reflecting lower legal fees and consultant and accounting costs associated with 2013 efforts on the realization of certain portfolio investments, other legal matters, and various investment activities, portfolio valuations, and assistance with enhancements to the operating environment. Occupancy expense was $189,000 and $381,000 in the quarter and six months, down $2,000 or 1% and $10,000 or 3% from $191,000 and $391,000 in the 2013 periods, primarily reflecting higher rent allocated to unconsolidated portfolio companies. Other operating expenses of $647,000 and $1,438,000 in 2014 were up $73,000 or 13% and $102,000 or 8% from $574,000 and $1,336,000 a year ago, primarily reflecting higher computer and other operating expenses, partially offset by higher expense reimbursements from Medallion; and in the six months, by higher travel and entertainment expenses, partially offset by higher expense reimbursements from Medallion Bank.

Income tax expense was $0 in the 2014 and 2013 second quarters and six months.

Net change in unrealized appreciation on investments was $3,987,000 and $7,476,000 in the 2014 second quarter and six months, compared to $4,503,000 and $8,435,000 in the 2013 second quarter and six months, a decrease in appreciation of $516,000 or 11% in the quarter and $959,000 or 11% in the six months. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was appreciation of $681,000 and $1,743,000 in the 2014 quarter and six months, compared to $3,565,000 and $6,529,000 in the 2013 periods, resulting in decreased appreciation of $2,884,000 or 81% and $4,786,000 or 73% in the 2014 quarter and six months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2014 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $3,306,000 ($5,733,000 in the six months), net appreciation on other assets of $761,000 ($1,141,000 in the six months), reversals of unrealized depreciation associated with equity investments which were sold of $674,000 ($674,000 in the six months), net unrealized appreciation on equity investments of $578,000 ($873,000 in the six months), and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $13,000 ($326,000 in the six months), partially offset by net depreciation on foreclosed property of $951,000 ($951,000 in the six months) and net unrealized depreciation on loans of $394,000 ($320,000 in the six months). The 2013 activity resulted from net appreciation on foreclosed property of $2,853,000 ($5,864,000 in the six months), net appreciation on Medallion Bank and other controlled subsidiaries of $938,000 ($1,906,000 in the six months), and net unrealized appreciation on equity investments of $778,000 ($781,000 in the six months), partially offset by net unrealized depreciation on loans of $66,000 ($116,000 in the six months). The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $3,000,000 and $6,000,000 in the 2014 second quarter and six months, and were $2,500,000 and $5,500,000 in the comparable 2013 periods.

Our net realized losses on investments were $685,000 and $858,000 in the 2014 quarter and six months, compared to gains of $4,000 and $81,000 in the 2013 quarter and six months, a decrease in realized gains of $689,000 in the quarter and $939,000 in the six months. The 2014 activity reflected the reversals described in the unrealized paragraph above, partially offset by net direct recoveries of loans of $2,000 ($93,000 in the six months) and other gains on equity investments of $0 ($49,000 in the six months). The 2013 activity reflected net direct recoveries of $4,000 ($81,000 in the six months).

Our net realized/unrealized gains on investments were $3,302,000 and $6,618,000 in the 2014 quarter and six months, compared to $4,507,000 and $8,516,000 in the 2013 periods, a decrease of $1,205,000 or 27% and $1,898,000 or 22% in net gains in the 2014 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $58,485,000 with a weighted average interest rate of 4.07%, constituting 18% of our total indebtedness as of June 30, 2014. Also, as of June 30, 2014, portions of the adjustable rate debt with banks repriced at intervals of as long as two months, and certain of the certificates of deposit were for terms of up to 59 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at June 30, 2014, compared to the respective positions at the end of 2013 and 2012. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2014 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$4,603	$—	$—	$—	$—	$—	$—	$4,603
Adjustable rate	3,227	—	506	—	—	—	—	3,733
Fixed-rate	25,265	129,816	154,146	45,531	13,979	5,408	1,210	375,355
Cash	31,505	—	—	—	—	—	—	31,505

Total earning assets	$64,600	$129,816	$154,652	$45,531	$13,979	$5,408	$1,210	$415,196

Interest bearing liabilities
Revolving lines of credit	$129,650	$—	$—	$—	$—	$—	$—	$129,650
Notes payable to banks	73,387	223	33,708	—	—	—	—	107,318
SBA debentures	2,500	4,000	—	—	3,000	—	48,985	58,485
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$238,537	$4,223	$33,708	$—	$3,000	$—	$48,985	$328,453

Interest rate gap	($173,937)	$125,593	$120,944	$45,531	$10,979	$5,408	($47,775)	$86,743

Cumulative interest rate gap (2)	($173,937)	($48,344)	$72,600	$118,131	$129,110	$134,518	$86,743	—

December 31, 2013 (2)	($143,126)	($72,980)	$78,325	$122,575	$146,584	$143,584	$102,071	—
December 31, 2012 (2)	($181,961)	($163,542)	$8,504	$45,211	$78,313	$81,009	$63,129	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (42%), (34%), and (47%), as of June 30, 2014, and December 31, 2013 and 2012, and was (22%), (28%), and (40%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($55,583) or (13%) for June 30, 2014, compared to ($30,301) or (7%) and ($75,090) or (19%) for December 31, 2013 and 2012, and was ($36,519) or (3% ), ($97,043) or (8%), and ($213,406) or (19%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $415,196,000 and interest rate sensitive liabilities were $328,453,000 at June 30, 2014. The one-year cumulative interest rate gap was a negative $173,937,000 or 42% of interest rate sensitive assets, compared to a negative $143,126,000 or 34% at December 31, 2013 and $181,961,000 or 47% at December 31, 2012. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $55,583,000 or 13% at June 30, 2014. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,322,639,000 and interest rate sensitive liabilities were $1,104,360,000 at June 30, 2014. The one year cumulative interest rate gap was a negative $296,299,000 or 22% of interest rate sensitive assets, compared to a negative $341,843,000 or 28% and $442,219,000 or 40% at December 31, 2013 and 2012. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $36,519,000 or 3% at June 30, 2014.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $190,000,000 of notional value of principal from various multinational banks, with termination dates ranging to February 2016. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 and $14,000 for the three and six months ended June 30, 2014, and $17,000 and $39,000 for the comparable 2013 periods, and all are carried at $0 on the balance sheet at June 30, 2014.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $150,000,000 revolving line of credit with DZ Bank had $20,350,000 of availability, $80,500,000 was available under revolving credit agreements with commercial banks, and there were no unfunded commitments from the SBA.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company, has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $34,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at June 30, 2014. See Note 4 to the consolidated financial statements on page 15 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$129,650	39%	1.82%
Notes payable to banks	107,318	33	2.58
SBA debentures	58,485	18	4.07
Preferred securities	33,000	10	2.36

Total outstanding debt	$328,453	100%	2.52

Deposits and other borrowings at Medallion Bank	775,906	—	0.76%

Total outstanding debt, including Medallion Bank	$1,104,359	—	1.29

(1)	Weighted average contractual rate as of June 30, 2014.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at June 30, 2014.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$—	$129,650	$—	$—	$—	$129,650
Notes payable to banks	49,576	7,412	50,330	—	—	—	107,318
SBA debentures	2,500	4,000	—	—	3,000	48,985	58,485
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$52,076	$11,412	$179,980	$—	$3,000	$81,985	$328,453

Deposits and other borrowings at Medallion Bank	276,327	212,596	160,479	92,416	34,088	—	775,906

Total, including Medallion Bank	$328,403	$224,008	$340,459	$92,416	$37,088	$81,985	$1,104,359

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of June 30, 2014 by $1,012,000 on an annualized basis, compared to a positive impact of $1,311,000 at December 31, 2013, and the impact of such an immediate increase of 1% over a one year period would have been ($2,300,000) at June 30, 2014, compared to ($2,007,000) at December 31, 2013. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2014. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	6/30/2014 Total	12/31/2013
Cash	$18,380	$2,239	$5,047	$4,534	$1,305	$—	$31,505	$52,172
Bank loans	152,327	35,238	—	—	253	—	187,818	$160,483
Amounts undisbursed	72,500	8,000	—	—	—	—	80,500	72,500
Amounts outstanding	79,827	27,239	—	—	253	—	107,318	87,983
Average interest rate	2.38%	3.10%	—	—	7.24%	—	2.58%	2.89%
Maturity	7/14-11/16	5/15-12/16	—	—	2/15-4/17	—	7/14-4/17	5/14-12/16
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	2.36%	—	—	—	—	—	2.36%	2.37%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	150,000	—	—	—	—	150,000	$150,000
Amounts undisbursed	—	20,350	—	—	—	—	20,350	18,010
Amounts outstanding	—	129,650	—	—	—	—	129,650	131,990
Average interest rate	—	1.82%	—	—	—	—	1.82%	1.14%
Maturity	—	12/16	—	—	—	—	12/16	12/16
SBA debentures	—	—	20,500	—	37,985	—	58,485	$64,485
Amounts undisbursed	—	—	—	—	—	—	—	2,500
Amounts outstanding	—	—	20,500	—	37,985	—	58,485	61,985
Average interest rate	—	—	3.93%	—	4.15%	—	4.07%	4.17%
Maturity	—	—	9/15-3/24	—	3/15-9/23	—	3/15-3/24	3/14-3/24

Total cash and amounts remaining undisbursed under credit facilities	$90,880	$30,589	$5,047	$4,534	$1,305	$—	$132,355	$145,182

Total debt outstanding	$112,827	$156,888	$20,500	$—	$38,238	$—	$328,453	$314,958

Including Medallion Bank
Cash	—	—	—	—	—	$22,511	$22,511	$17,467
Deposits and other borrowings	—	—	—	—	—	775,906	775,906	682,337
Average interest rate	—	—	—	—	—	0.76%	0.76%	0.65%
Maturity	—	—	—	—	—	7/14-6/19	7/14-6/19	1/14-12/18

Total cash and amounts remaining undisbursed under credit facilities	$90,880	$30,589	$5,047	$4,534	$1,305	$22,511	$154,866	$162,649

Total debt outstanding	$112,827	$156,889	$20,500	$—	$38,238	$775,906	$1,104,359	$997,295

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $20,350,000 under our revolving credit agreement with DZ Bank as of June 30, 2014. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In June 2014, FASB issued Accounting Standards Updates (ASU) 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite service Period (a consensus of the FASB Emerging Issues Task Force).” The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and would be accounted for under existing guidance in Topic 718. The update is effective for periods beginning after December 15, 2015. We do not believe the adoption of the standard will have a material impact on our financial condition or results of operations.

In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Purchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The update also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The update is effective for periods beginning after December 15, 2014. We do not engage in these types of transactions, and as a result, do not believe that the adoption of the standard will have any impact on our financial condition or results of operations.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The update is effective for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the requirements for reporting discontinued operations, requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position, and requires additional disclosures about discontinued operations. Additionally, the update expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The update is to be applied prospectively to annual periods beginning on or after December 15, 2014. We do not believe the adoption of the standard will have any impact on our financial condition or results of operations.

Common Stock

Our common stock is quoted on NASDAQ under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of August 6, 2014, there were approximately 304 holders of record of the our common stock.

On August 6, 2014, the last reported sale price of our common stock was $11.52 per share, which represented a premium of 5% to the net asset value per share reported by us as of June 30, 2014. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

	DISTRIBUTIONS DECLARED	HIGH	LOW
2014
Second Quarter	$0.24	$14.23	$11.58
First Quarter	0.24	14.56	13.08
2013
Fourth Quarter	$0.23	$17.74	$14.31
Third Quarter	0.23	15.11	14.06
Second Quarter	0.22	15.78	13.13
First Quarter	0.22	13.60	12.01

As a RIC, we intend to distribute at least 90% of our investment company taxable income to our shareholders. Distributions of our income are generally required to be made within the calendar year the income was earned as a RIC; however, in certain circumstances distributions can be made up to a full calendar year after the income has been earned. Investment company taxable income includes, among other things, interest, dividends, and capital gains reduced by deductible expenses. Our ability to make distributions as a RIC is restricted by certain asset coverage requirements under the 1940 Act and has been dependent upon maintenance of our status as a RIC under the Code in the past, by SBA regulations, and under the terms of the SBA debentures. There can be no assurances, however, that we will have sufficient earnings to pay such distributions in the future.

We have adopted a dividend reinvestment plan pursuant to which shareholders may elect to have distributions reinvested in additional shares of common stock. When we declare a distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the distribution is declared plus brokerage commissions. The automatic reinvestment of distributions will not release plan participants of any income tax that may be payable on the distribution. Shareholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given distribution payment date. Upon termination, we will issue to a shareholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Shareholders may obtain additional information about the dividend reinvestment plan by contacting the American Stock Transfer & Trust Company, LLC at 6201 15th Avenue, Brooklyn, NY, 11219.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through June 30, 2014	—	—	—	20,000,000

Total	1,580,615	8.84	1,580,615

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, and was further increased to a total of $20,000,000 in July 2014. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the additional $10,000,000 of common stock by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 2014, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2014 and are to conclude 180 days after the commencement of the purchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2014. In addition, based on our evaluation as of June 30, 2014, there have been no changes that occurred during the 2014 six months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested, and therefore increase the risk associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders, and through long-term subordinated SBA debentures. These creditors have fixed dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could reduce the amount available for distribution payments.

As of June 30, 2014, we had $328,453,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.52% at June 30, 2014, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $775,906,000 of outstanding indebtedness at a weighted average borrowing cost of 0.76%.

Consumer lending by Medallion Bank carries a higher risk of loss and could be adversely affected by an economic downturn.

By its nature, lending to consumers carries with it a higher risk of loss than commercial lending. Although the net interest margins should be higher to compensate Medallion Bank for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of Medallion Bank’s consumer loan portfolio.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act significantly changes federal financial services regulation and affects, among other things, the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires extensive rulemaking by various regulatory agencies. The Dodd-Frank Act requires a company that owns an industrial bank to serve as a “source of strength” to the institution. We believe that we have historically served, and will serve in the future, as a source of strength to our industrial bank subsidiary, Medallion Bank. We do not believe that the codification of this requirement under the Dodd-Frank Act will materially impact our obligations. A company that owns an industrial bank is also subject to the Dodd Frank Act “Volcker Rule.” We do not believe that the “Volcker Rule” will materially impact our operations as presently conducted. The Dodd-Frank Act rulemaking process is ongoing and any changes resulting from such process, as well as any other changes in the laws or regulations applicable to us more generally, may negatively impact the profitability of our business activities, require us to change certain of our business practices, materially affect our business model, limit the activities in which we may engage, affect retention of key personnel, require us to raise additional regulatory capital, increase the amount of liquid assets that we hold, otherwise affect our funding profile or expose us to additional costs (including increased compliance costs). Any such changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition. As such, we cannot predict and may not be able to anticipate all the effects of the Dodd-Frank Act on our financial condition or operations.

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

•	Any amounts that we use to service our debt or make payments on preferred stock will not be available for distributions to our common shareholders.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in foreclosed properties on the consolidated balance sheet, are non-qualifying assets. As of June 30, 2014, the percentage of our total assets that were invested in non-qualifying assets were up to 26% on an unconsolidated basis and up to 29% on a consolidated basis.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of June 30, 2014, our largest investment subject to this test was our investment in Medallion Bank, representing 21% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Some of our subsidiaries are subject to the SBIA. Our SBIC subsidiaries that are also RICs may be prohibited by the SBIA from making the distributions necessary to qualify as a RIC. The SBA has agreed that our SBIC subsidiaries can make these distributions provided we reinvest the distributions in our SBIC subsidiaries. Normally, we would report this reinvested capital as paid-in surplus; however, the SBA has required us to categorize this reinvested capital as undistributed net realized earnings. We cannot assure you that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax at the subsidiary level. In the event we are granted a waiver, we will be required to reinvest the distribution into the SBIC as capital. This may result in us recognizing taxable income without receiving a corresponding amount of cash to pay the distribution. Any failure to pay the distribution could cause a loss of RIC status and the imposition of entity level tax.

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

We depend on cash flow from our subsidiaries to make distributions to our shareholders.

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make distributions to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to total assets). Medallion Bank may be restricted from declaring and paying dividends if doing so were to cause it to fall below a 15% leverage ratio.

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

An increase in prevailing interest rates could adversely affect our business.

The majority of our loan portfolio is comprised of fixed-rate loans. Abrupt increase in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at higher prevailing interest rates.

Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of June 30, 2014, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $5,059,000 or 0.99% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of June 30, 2014 by approximately $1,012,000 on an annualized basis, compared to a positive impact of $1,311,000 at December 31, 2013, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,300,000) at June 30, 2014, compared to ($2,007,000) at December 31, 2013. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our Board of Directors has the authority to modify or waive our current operating policies and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results, and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.

Risks Relating to Our Investments

Changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion and increased competition could lead to a decrease in the value of our medallion loan collateral.

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, the New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law, since June 2013 the TLC has issued 6,000 Street Hail Livery licenses and intends to begin issuing an additional 6,000 licenses later this year. We do not yet know the impact that these licenses will have on the taxicab industry. In addition, there is uncertainty in the taxi industry associated with increased competition from ridesharing and car service apps. In the event Street Hail Livery licenses and increased competition from ridesharing and car service apps materially reduce the market for taxicab services, income from operating medallions and the value of medallions serving as collateral for our loans could decrease by a material amount. This could increase our loan to value ratios, loan delinquencies, or loan defaults. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $160,000 to $1,320,000 for corporate medallions and $1,045,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2012, the value of New York City taxicab medallions increased by 29% for individual medallions and 20% for corporate medallions.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of June 30, 2014, investments in New York City taxi medallion loans represented approximately 75% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. At June 30, 2014, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount is divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At June 30, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The two remaining loans are still outstanding. See page 39 for additional information regarding this matter.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of June 30, 2014 and December 31, 2013. Filed herewith.

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

Date: August 7, 2014

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall Senior Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.