Form 10-Q
period 2014-09-30
MEDALLION FINANCIAL CORP
filed 2014-11-05
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 4, 2014 was 25,162,791.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 5% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,485,000,000 as of September 30, 2014, and $1,330,000,000 and $1,290,373,000 as of December 31, 2013 and September 30, 2013, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $224,000,000 or $13.07 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $438,726,000 at September 30, 2014. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2014.

Our consolidated balance sheet as of September 30, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and nine months ended September 30, 2014 and 2013 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2014 and 2013, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income on investments	$6,933	$5,997	$18,781	$15,439
Dividends and interest income on short-term investments(1)	4,015	3,018	10,217	8,547
Medallion lease income	431	420	1,291	1,238

Total investment income	11,379	9,435	30,289	25,224

Total interest expense(2)	2,222	2,092	6,282	6,279

Net interest income	9,157	7,343	24,007	18,945

Total noninterest income	136	181	435	804

Salaries and benefits	2,906	2,369	8,431	7,265
Professional fees	70	(105)	623	1,291
Occupancy expense	207	195	588	587
Other operating expenses (3)	882	650	2,320	1,986

Total operating expenses	4,065	3,109	11,962	11,129

Net investment income before income taxes(1) (4)	5,228	4,415	12,480	8,620
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	5,228	4,415	12,480	8,620

Net realized losses on investments(5)	(193)	(596)	(1,051)	(515)

Net change in unrealized appreciation (depreciation) on investments	(1,723)	894	20	7,423
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	3,382	1,684	9,115	3,590

Net unrealized appreciation on investments	1,659	2,578	9,135	11,013

Net realized/unrealized gains on investments	1,466	1,982	8,084	10,498

Net increase in net assets resulting from operations	$6,694	$6,397	$20,564	$19,118

Net increase in net assets resulting from operations per common share
Basic	$0.27	$0.29	$0.83	$0.89
Diluted	0.27	0.29	0.82	0.87

Distributions declared per share	$0.24	$0.23	$0.72	$0.67

Weighted average common shares outstanding
Basic	24,924,433	21,730,116	24,872,230	21,596,054
Diluted	25,118,420	22,116,793	25,107,905	21,966,709

(1)	Includes $4,000 and $10,000 of dividend income for the three and nine months ended September 30, 2014 from Medallion Bank, and $3,000 and $8,500 for the comparable 2013 periods.
(2)	Average borrowings outstanding were $328,731 and $310,751, and the related average borrowing costs were 2.68% and 2.70% for the 2014 third quarter and nine months, and were $320,546 and $316,624, 2.59%, and 2.65% for the comparable 2013 periods.
(3)	See Note 7 for the components of other operating expenses.
(4)	Includes $174 and $574 of net revenues received from Medallion Bank for the three and nine months ended September 30, 2014, and $182 and $505 for the comparable 2013 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.
(5)	There were no net losses on investment securities of affiliate issuers.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED
(Dollars in thousands, except per share data)	September 30, 2014	December 31, 2013
Assets
Medallion loans, at fair value	$303,502	$297,861
Commercial loans, at fair value (1)	64,256	60,168
Investment in Medallion Bank and other controlled subsidiaries, at fair value	127,708	108,623
Equity investments, at fair value	7,828	6,505
Investment securities, at fair value	—	—

Net investments ($241,242 at September 30, 2014 and $241,840 at December 31, 2013 pledged as collateral under borrowing arrangements)	503,294	473,157
Cash and cash equivalents ($0 at September 30, 2014 and December 31, 2013 restricted as to use by lender)	58,257	52,172
Accrued interest receivable	942	907
Fixed assets, net	318	446
Foreclosed properties	48,739	50,403
Goodwill, net	5,099	5,069
Other assets, net	3,563	12,899

Total assets	$620,212	$595,053

Liabilities
Accounts payable and accrued expenses	$5,069	$5,476
Accrued interest payable	1,303	1,124
Funds borrowed	335,809	314,958

Total liabilities	342,181	321,558

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,763,524 shares at September 30, 2014 and 26,570,355 shares at December 31, 2013 issued)	268	266
Treasury stock at cost (1,600,733 shares at September 30, 2014 and December 31, 2013)	(14,304)	(14,304)
Capital in excess of par value	270,342	268,522
Accumulated undistributed net investment loss	(12,089)	(14,782)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	33,814	33,793

Total shareholders’ equity (net assets)	278,031	273,495

Total liabilities and shareholders’ equity	$620,212	$595,053

Number of common shares outstanding	25,162,791	24,969,622
Net asset value per share	$11.05	$10.95

(1)	Includes $13,058 and $12,181 of loans to controlled subsidiaries or entities under their control at September 30, 2014 and December 31, 2013.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Net investment income after income taxes	$5,228	$4,415	$12,480	$8,620
Net realized losses on investments	(193)	(596)	(1,051)	(515)
Net unrealized appreciation on investments	1,659	2,578	9,135	11,013

Net increase in net assets resulting from operations	6,694	6,397	20,564	19,118

Investment income, net	(5,921)	(2,021)	(13,757)	(6,853)
Return of capital, net	(118)	(2,821)	(4,094)	(7,617)
Realized gains from investment transactions, net	—	—	—	—

Distributions to shareholders (1)	(6,039)	(4,842)	(17,851)	(14,470)

Stock – based compensation expense	382	366	1,112	1,129
Exercise of stock options	4	595	827	3,736
Capitalized stock issuance costs (2)	—	—	(117)	—
Treasury stock acquired	—	—	—	—

Capital share transactions	386	961	1,822	4,865
Other	—	5	1	32

Total increase in net assets	1,041	2,521	4,536	9,545
Net assets at the beginning of the period	276,990	223,342	273,495	216,318

Net assets at the end of the period(3)	$278,031	$225,863	$278,031	$225,863

Capital share activity
Common stock issued, beginning of period	26,763,176	23,569,216	26,570,355	23,251,937
Exercise of stock options	430	67,986	92,396	384,165
Issuance (forfeiture) of restricted stock, net	(82)	(2,802)	100,773	(1,702)

Common stock issued, end of period	26,763,524	23,634,400	26,763,524	23,634,400

Treasury stock, beginning of period	(1, 600,733)	(1, 600,733)	(1,600,733)	(1,600,733)
Treasury stock acquired	—	—	—	—

Treasury stock, end of period	(1,600,733)	(1,600,733)	(1,600,733)	(1,600,733)

Common stock outstanding	25,162,791	22,033,667	25,162,791	22,033,667

(1)	Distributions declared were $0.24 and $0.72 per share for the 2014 third quarter and nine months, and were $0.23 and $0.67 for the comparable 2013 periods.
(2)	Represents additional costs associated with the December 2013 equity offering applied to capital.
(3)	Includes $0 and $0 of undistributed net investment income, $0 and $0 of undistributed net realized gains on investments, and $9,611 and $9,010 of capital loss carryforward at September 30, 2014 and 2013.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$20,564	$19,118
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	354	870
(Accretion) amortization of origination (fees) costs	(56)	151
Net change in unrealized appreciation on investments	(20)	(7,423)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(9,115)	(3,590)
Net realized losses on investments	1,051	515
Stock-based compensation expense	1,112	1,129
(Increase) decrease in accrued interest receivable	(35)	19
(Increase) decrease in other assets, net	10,245	(5,008)
Increase (decrease) in accounts payable and accrued expenses	(406)	2,613
(Increase) decrease in accrued interest payable	178	(722)

Net cash provided by operating activities	23,872	7,672

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(94,698)	(186,265)
Proceeds from principal receipts, sales, and maturities of investments	83,195	181,617
(Investments in) capital returned by Medallion Bank and other controlled subsidiaries, net	(9,970)	296
Capital expenditures	(24)	(56)

Net cash used for investing activities	(21,497)	(4,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	95,980	207,480
Repayments of funds borrowed	(75,629)	(193,929)
Issuance of SBA debentures	6,500	25,500
Repayments of SBA debentures	(6,000)	(23,450)
Capitalized stock issuance costs	(117)	—
Proceeds from exercise of stock options	827	3,736
Payments of declared distributions	(17,851)	(14,470)

Net cash provided by financing activities	3,710	4,867

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,085	8,131
Cash and cash equivalents, beginning of period	52,172	26,875

Cash and cash equivalents, end of period	$58,257	$35,006

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$5,871	$6,263
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $187,613,000 at September 30, 2014, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,155,000 at September 30, 2014, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $48,739,000 on the consolidated balance sheet at September 30, 2014, compared to $50,403,000 and $49,928,000 at December 31, 2013 and September 30, 2013, and are considered non-qualifying assets under the 1940 Act.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions change, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of loans and other receivables, foreclosed properties, loans held for sale, and investments, among other effects.

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

Fair Value of Assets and Liabilities

The Company follows FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, (FASB ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 2, 11, and 12 to the consolidated financial statements.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 27% of the investment portfolio at September 30, 2014 and 24% at December 31, 2013, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,498,000 and $1,579,000 at September 30, 2014 and December 31, 2013, and non-marketable securities of $6,330,000 and $4,926,000 in the comparable periods. The $127,708,000 and $108,623,000 related to portfolio investments in controlled subsidiaries at September 30, 2014 and December 31, 2013 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, the Company used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 60% and 63% of the Company’s investment portfolio at September 30, 2014 and December 31, 2013 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 68% were in New York City at September 30, 2014 and December 31, 2013. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (13% at September 30, 2014 and December 31, 2013) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, information, arts, entertainment, and recreation and various other industries. Approximately 26% of these loans are made in each of Minnesota and the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 25%, 2%, and 0% at September 30, 2014 and 23%, 1%, and 0% at December 31, 2013.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 53% and 56% at September 30, 2014 and December 31, 2013 (74% in New York City), commercial loans were 8% and 10%, and 36% and 31% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 2% at September 30, 2014 and December 31, 2013, and equity investments (including investments in controlled subsidiaries) were 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2014 and December 31, 2013, net loan origination costs were $261,000 and $164,000. Net (accretion) amortization (income) expense for the three months ended September 30, 2014 and 2013 was ($8,000) and $17,000, and was ($56,000) and $151,000 for the comparable nine months periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2014 and December 31, 2013, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2014 and 2013.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2014, December 31, 2013, and September 30, 2013, total nonaccrual loans were $11,884,000, $16,760,000, and $18,235,000, and represented 3%, 5%, and 5% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $9,514,000, $9,826,000, and $11,082,000 as of September 30, 2014, December 31, 2013, and September 30, 2013, of which $480,000 and $715,000 would have been recognized in the quarters ended September 30, 2014 and 2013, and $1,408,000 and $2,051,000 would have been recognized in the comparable nine months. The reduction in nonaccrual interest foregone and principal balances reflects the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $458,777,000 and $427,421,000 at September 30, 2014 and December 31, 2013, and included $428,931,000 and $402,801,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of September 30, 2014 and December 31, 2013. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $33,814,000, $33,793,000, and $33,381,000 as of September 30, 2014, December 31, 2013, and September 30, 2013. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. The Company determines whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters.

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

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2013	$—	($6,992)	$381	$40,404	$33,793
Net change in unrealized
Appreciation on investments	—	—	100	—	100
Depreciation on investments	—	74	195	381	650
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	312	—	—	312

Balance March 31, 2014	—	(6,606)	676	40,785	34,855
Net change in unrealized
Appreciation on investments	—	—	640	(951)	(311)
Depreciation on investments	—	(394)	(62)	761	305
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	13	674	—	687

Balance June 30, 2014	—	(6,987)	1,928	40,595	35,536
Net change in unrealized
Appreciation on investments	—	—	(495)	(713)	(1,208)
Depreciation on investments	—	(1,173)	559	—	(614)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	100	—	—	100

Balance September 30, 2014	$—	($8,060)	$1,992	$39,882	$33,814

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	—	(7,894)	47	36,769	28,922
Net change in unrealized
Appreciation on investments	—	—	505	2,853	3,358
Depreciation on investments	—	(66)	273	—	207
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2013	—	(7,960)	825	39,622	32,487
Net change in unrealized
Appreciation on investments	—	—	197	475	672
Depreciation on investments	—	277	(654)	—	(377)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	234	365	—	599

Balance September 30, 2013	$—	($7,449)	$733	$40,097	$33,381

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($495)	$197	$244	$691
Unrealized depreciation	(614)	(377)	(800)	(207)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	3,382	1,684	9,115	3,590
Realized gains	—	—	—	—
Realized losses	99	599	1,099	599
Unrealized gains (losses) on foreclosed properties and other assets	(713)	475	(523)	6,340

Total	$1,659	$2,578	$9,135	$11,013

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses	(99)	(599)	(1,099)	(599)
Other gains	—	—	49	—
Direct recoveries (chargeoffs)	(94)	3	(1)	84
Realized losses on foreclosed properties and other assets	—	—	—	—

Total	($193)	($596)	($1,051)	($515)

The following table provides additional information on attributes of the nonperforming loan portfolio as of September 30, 2014, December 31, 2013, and September 30, 2013.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment
September 30, 2014
Medallion	$—	$—	$—
Commercial (2) (3)	11,256	19,216	11,500
December 31, 2013
Medallion	—	—	—
Commercial (2) (3)	16,144	23,322	18,950
September 30, 2013
Medallion	—	—	—
Commercial (2) (3)	17,619	26,331	19,652

(1)	As of September 30, 2014, December 31, 2013, and September 30, 2013, $7,434, $6,844, and $7,359 of unrealized depreciation had been recorded as a valuation allowance on these commercial loans.
(2)	Interest income of $9 and $20 was recognized in the three and nine months ended September 30, 2014, compared to $2 and $61 for the comparable 2013 periods on these commercial loans.
(3)	Included in the unpaid principal balance is unearned paid in-kind interest on nonaccrual loans of $7,960, $7,178, and $8,712 which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10 as of September 30, 2014, December 31, 2013, and September 30, 2013.

The following tables show the aging of medallion and commercial loans as of September 30, 2014 and December 31, 2013.

September 30, 2014	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$2,432	$227	$—	$2,659	$300,521	$303,180	$—

Commercial loans
Secured mezzanine	510	—	2,018	2,528	51,737	54,265	—
Asset-based receivable	—	—	304	304	2,767	3,071	—
Other secured commercial	20	260	—	280	14,761	15,041	—

Total commercial loans	530	260	2,322	3,112	69,265	72,377	—

Total	$2,962	$487	$2,322	$5,771	$369,786	$375,557	$—

December 31, 2013	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$252	$171	$—	$423	$297,195	$297,618	$—

Commercial loans
Secured mezzanine	—	1,512	2,018	3,530	42,570	46,100	—
Asset-based receivable	—	—	494	494	7,309	7,803	—
Other secured commercial	51	—	—	51	13,285	13,336	—

Total commercial loans	51	1,512	2,512	4,075	63,164	67,239	—

Total	$303	$1,683	$2,512	$4,498	$360,359	$364,857	$—

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At September 30, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The one remaining loan is still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of September 30, 2014.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Loans charged off (1)	(190)	(940)	(1,130)
Valuation allowance	(50)	(675)	(725)

Net loans outstanding	49	676	725

Other receivables	560	10,642	11,202
Valuation allowance	(168)	(3,193)	(3,361)

Net other receivables	392	7,449	7,841
Total net outstanding	441	8,125	8,566

Income foregone in 2014	25	36	61
Total income foregone	$49	$72	$121

(1)	The income foregone on the charged off loan was $20 for the Company and $96 for Medallion Bank.

The Company did not enter into any troubled debt restructurings during the quarter and nine months ended September 30, 2014 and 2013.

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of September 30, 2014 and December 31, 2013, and that impairment testing of goodwill is not required. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of September 30, 2014. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $40,000 and $43,000 for the quarters ended September 30, 2014 and 2013, and was $122,000 and $140,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $72,000 and $248,000 for the quarters ended September 30, 2014 and 2013, and was $232,000 and $730,000 for the comparable nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,734,000, $1,506,000, and $1,657,000 as of September 30, 2014, December 31, 2013, and September 30, 2013.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2013 and 2012, and anticipates qualifying and filing as a RIC for 2014. As a result, no provisions for income taxes have been recorded for the three and nine months ended September 30, 2014 and 2013. State and local tax treatment follows the federal model.

The Company has filed tax returns in many states. Federal, New York State, and New York City tax filings of the Company for the tax years 2011 through the present are the more significant filings that are open for examination.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net increase in net assets resulting from operations available to common shareholders	$6,694	$6,397	$20,564	$19,118

Weighted average common shares outstanding applicable to basic EPS	24,924,433	21,730,116	24,872,230	21,596,054
Effect of dilutive stock options	71,355	206,440	114,008	220,905
Effect of restricted stock grants	122,632	180,237	121,667	149,750

Adjusted weighted average common shares outstanding applicable to diluted EPS	25,118,420	22,116,793	25,107,905	21,966,709

Basic earnings per share	$0.27	$0.29	$0.83	$0.89
Diluted earnings per share	0.27	0.29	0.82	0.87

Potentially dilutive common shares excluded from the above calculations aggregated 99,000 and 18,000 shares as of September 30, 2014 and 2013.

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

During the nine months ended September 30, 2014 and 2013, the Company issued 101,113 and 1,393 restricted shares of stock-based compensation awards, and 18,000 and 18,000 shares of other stock-based compensation awards, and recognized $382,000 and $1,112,000, or $0.02 and $0.04 per diluted common share for the 2014 third quarter and nine months, and $366,000 and $1,129,000, or $0.02 and $0.05 per share in the comparable 2013 periods, of non-cash stock-based compensation expense related to the grants. As of September 30, 2014, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,219,000, which is expected to be recognized over the next eleven quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $230,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2017. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $43,000 and $57,000 for the three and nine months ended September 30, 2014, and $41,000 for the nine months ended September 30, 2013, and all are carried at $0 on the balance sheet at September 30, 2014 and December 31, 2013.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Statement of comprehensive income
Investment income	$20,661	$16,637	$56,342	$46,603
Interest expense	1,903	1,299	4,977	3,905

Net interest income	18,758	15,338	51,365	42,698
Noninterest income (expense)	91	(5)	278	139
Operating expenses	5,012	5,138	14,449	13,482

Net investment income before income taxes	13,837	10,195	37,194	29,355
Income tax provision	(4,840)	(2,736)	(11,981)	(8,225)

Net investment income after income taxes	8,997	7,459	25,213	21,130
Net realized/unrealized losses of Medallion Bank	(2,250)	(2,420)	(5,898)	(8,127)

Net increase in net assets resulting from operations of Medallion Bank	6,747	5,039	19,315	13,003
Unrealized depreciation on Medallion Bank (1)	(4,066)	(3,066)	(10,197)	(8,697)
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	701	(289)	(3)	(716)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$3,382	$1,684	$9,115	$3,590

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)	2014	2013
Loans	$883,289	$749,315
Investment securities, at fair value	27,846	24,464

Net investments (1)	911,135	773,779
Cash	20,932	17,467
Other assets, net	24,944	22,568
Due from affiliates	—	—

Total assets	$957,011	$813,814

Other liabilities	$3,022	$2,249
Due to affiliates	410	866
Deposits and other borrowings, including accrued interest payable	806,676	682,913

Total liabilities	810,108	686,028
Medallion Bank equity (2)	146,903	127,786

Total liabilities and equity	$957,011	$813,814

Investment in other controlled subsidiaries	$7,602	$7,145
Total investment in Medallion Bank and other controlled subsidiaries	$127,708	108,623

(1)	Included in Medallion Bank’s net investments is $18 and $40 for purchased loan premium at September 30, 2014 and December 31, 2013.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At September 30, 2014 and December 31, 2013, the net premium on investment securities totaled $287,000 and $342,000, and $18,000 and $49,000 was amortized into interest income for the quarter and nine months ended September 30, 2014, and $19,000 and $86,000 was amortized in the comparable 2013 periods.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2014 and December 31, 2013, net loan origination costs were $10,427,000 and $9,553,000. Net amortization expense for the quarter and nine months ended September 30, 2014 was $844,000 and $2,398,000, and was $770,000 and $2,225,000 for the comparable 2013 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At September 30, 2014, $2,521,000 or 1% of consumer loans, $1,351,000 or 3% of commercial loans, and no medallion loans were on nonaccrual, compared to $2,266,000 or 1% of consumer loans, $2,291,000 or 4% of commercial loans, and no medallion loans on nonaccrual at December 31, 2013, and $2,185,000 or 1% of consumer loans, $12,933,000 or 20% of commercial loans, and no medallion loans on nonaccrual at September 30, 2013. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $72,000, $85,000, and $338,000 as of September 30, 2014, December 31, 2013, and September 30, 2013. See also the paragraph and table on page 13 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee depending on the maturity of the deposit, which averages less than 0.20%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at September 30, 2014 and December 31, 2013 was $2,266,000 and $1,697,000, and $322,000 and $924,000 was amortized to interest expense during the quarter and nine months ended September 30, 2014, and $304,000 and $915,000 was amortized in the comparable 2013 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending September 30,						September 30,	December 31,	Interest
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	2014	2013	Rate (1)
Deposits and other borrowings	$303,902	$203,278	$145,103	$102,515	$51,088	$—	$805,886	$682,337	0.82%

(1)	Weighted average contractual rate as of September 30, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $10,000,000 in 2014 and $5,000,000 in 2013. Separately, Medallion Bank declared dividends to the Company of $4,000,000 and $10,000,000 in the 2014 third quarter and nine months, and $3,000,000 and $8,500,000 in the comparable 2013 periods.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of September 30, 2014 and December 31, 2013, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of September 30, 2014, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	September 30, 2014	December 31, 2013
Tier 1 capital	—	—	$146,242	$127,512
Total capital	—	—	157,968	137,494
Average assets	—	—	933,488	807,331
Risk-weighted assets	—	—	931,737	792,129
Leverage ratio (1)	4%	5%	15.7%	15.8%
Tier 1 capital ratio (2)	4	6	15.7	16.1
Total capital ratio (2)	8	10	17.0	17.4

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending September 30,						September 30,	December 31,	Interest
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	2014	2013	Rate (1)
Revolving lines of credit	$—	$—	$127,633	$—	$—	$—	$127,633	$131,990	1.84%
Notes payable to banks	28,699	56,917	27,075	—	—	—	112,691	87,983	2.52%
SBA debentures	6,500	—	—	—	3,000	52,985	62,485	61,985	3.98%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.36%

Total	$35,199	$56,917	$154,708	$—	$3,000	$85,985	$335,809	$314,958	2.52%

(1)	Weighted average contractual rate as of September 30, 2014.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and the line reduced to $150,000,000, and of which $127,633,000 was outstanding at September 30, 2014. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 0.16% at September 30, 2014) plus 1.65%, and previously was the lesser of a pooled short-term commercial paper rate, plus 0.95%.

(B) SBA DEBENTURES

In August 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of September 30, 2014, $143,985,000 of commitments had been fully utilized, $6,000,000 of remaining commitments were available, and $62,485,000 was outstanding.

The notes are collateralized by substantially all of FSVC’s and MCI’s assets, and are subject to the terms and conditions of agreements with the SBA which, among other things, restrict stock redemptions, disposition of assets, new indebtedness, distributions, and changes in management, ownership, investment policy, or operations. The debentures have been issued in various tranches for terms of ten years with interest payable semiannually.

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

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of September 30, 2014.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at September 30, 2014	Monthly Payment	Average Interest Rate at September 30, 2014	Interest Rate Index(1)
The Company	8/8	4/11 - 9/14	1/15 - 7/16	Revolving line of credit secured by pledged loans	$142,500	$84,000	Interest only	2.32% (includes unused fee)	Various(2)
Medallion Chicago	3/28	11/11 - 12/11	12/16	Term loans secured by owned Chicago medallions(3)	25,708	24,375	$121 principal & interest	3.12%	N/A
The Company	1/1	1/11	11/16	Participated loans treated as financings	3,915	3,909	Proportionate to the payments received on the participated loans	2.50%	N/A
FSVC	3/5	2/12 - 4/14	2/15 - 4/17	Participated loans treated as financings	256	252	Proportionate to the payments received on the participated loans	7.24%	N/A
MFC	2/3	2/13 - 3/13	2/16 – 3/16	Participated loans treated as financings	160	155	Proportionate to the payments received on the participated loans	9.79%	N/A
MFC	1/1	1/05	5/15	Revolving line of credit secured by pledged loans	8,000	0	Interest only	0%	Prime + 0.50%

					$180,539	$112,691

(1)	At September 30, 2014, 30 day LIBOR was 0.16%, 360 day LIBOR was 0.58%, and the prime rate was 3.25%.
(2)	$92,500 of these lines can also be used by MFC ($41,500 which is available) of which $30,000 of such usage would be guaranteed by the Company. Interest rates on these lines range from LIBOR plus 2% to LIBOR plus 2.125%, and all contain prime rate options from prime minus 0.25% to prime, and one note has a floor, and three notes have an unused fee.
(3)	$15,018 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.24% at September 30, 2014) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At September 30, 2014, $33,000,000 was outstanding on the preferred securities.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At September 30, 2014, 153,673 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of September 30, 2014, 390,881 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock are issuable under the Amended Director Plan, and as of September 30, 2014, 64,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At September 30, 2014, 453,821 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 420,154 options were exercisable, and there were 238,054 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.71 and $1.41 for the nine months ended September 30, 2014 and 2013. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk free interest rate	NA	NA	1.84%	1.24%
Expected dividend yield	NA	NA	6.98%	8.07%
Expected life of option in years (1)	NA	NA	6.00	6.00
Expected volatility (2)	NA	NA	30.00%	30.00%

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the Amended Director Plan for the 2014 quarters and the 2013 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2012	971,500	$3.50-13.06	$9.80
Granted	18,000	13.84	13.84
Cancelled	(518)	9.22	9.22
Exercised(1)	(410,765)	3.50-13.06	9.90

Outstanding at December 31, 2013	578,217	7.17-13.84	9.85
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	(36,966)	7.17-11.21	9.04

Outstanding at March 31, 2014	541,251	7.17-13.84	9.91
Granted	18,000	13.53	13.53
Cancelled	(50,000)	8.51	8.51
Exercised (1)	(55,000)	7.17-9.07	8.90

Outstanding at June 30, 2014	454,251	7.49-13.84	10.33
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	(430)	9.22	9.22

Outstanding at September 30, 2014 (2)	453,821	$7.49-13.84	$10.33
Options exercisable at September 30, 2014 (2)	420,154	$7.49-13.84	$10.08

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $1,000 and $452,000 for the 2014 third quarter and nine months, and was $402,000 and $1,682,000 for the comparable 2013 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2014 and the related exercise price of the underlying options, was $763,000 for outstanding options and $763,000 for exercisable options as of September 30, 2014. The remaining contractual life was 3.69 years for outstanding options and 3.26 years for exercisable options at September 30, 2014.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the 2014 quarters and the 2013 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2012	300,317	$7.99-12.55	$10.76
Granted	11,742	13.12-15.61	15.31
Cancelled	(4,088)	7.99-13.12	10.12
Vested (1)	(73,703)	11.08-12.55	11.56

Outstanding at December 31, 2013	234,268	7.99-15.61	10.72
Granted	101,113	13.46	13.46
Cancelled	—	—	—
Vested (1)	(96,987)	7.99-13.12	8.97

Outstanding at March 31, 2014	238,394	11.08-15.61	12.61
Granted	—	—	—
Cancelled	(258)	11.08-15.61	11.92
Vested (1)	—	—	—

Outstanding at June 30, 2014	238,136	11.08-15.61	12.60
Granted	—	—	—
Cancelled	(82)	11.53-15.61	14.22
Vested (1)	—	—	—

Outstanding at September 30, 2014 (2)	238,054	$11.08-15.61	$12.60

(1)	The aggregate fair value of the restricted stock vested was $0 and $1,397,000 for the 2014 third quarter and nine months, and was $0 and $401,000 for the comparable 2013 periods.
(2)	The aggregate fair value of the restricted stock was $2,776,000 as of September 30, 2014. The remaining vesting period was 1.60 years at September 30, 2014.

The following table presents the activity for the unvested options outstanding under the plans for the 2014 quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2013	21,667	$11.53-13.84	$13.54
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2014	21,667	11.53-13.84	13.54
Granted	18,000	13.53	13.53
Cancelled	—	—	—
Vested	(6,000)	13.84	13.84

Outstanding at June 30, 2014	33,667	11.53-13.84	13.48
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at September 30, 2014	33,667	$11.53-13.84	$13.48

The intrinsic value of the options vested was $0 for the 2014 third quarter and nine months.

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Prepayment fees	$69	$86	$120	$451
Servicing fees	40	44	129	152
Late charges	12	24	28	95
Management fees	—	—	75	—
Other	15	27	83	106

Total noninterest income	$136	$181	$435	$804

Prepayment fees decreased, reflecting larger than normal fees received from loan prepayments a year ago. The decreases in servicing fees in 2014 reflected the fluctuations in the servicing and loan origination activities performed for Medallion Bank. Late charges declined as delinquencies improved in all business units. Management fees initiated on a portfolio investment company in late 2013 were also earned in the 2014 first quarter.

The major components of other operating expenses were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Travel, meals, and entertainment	$202	$196	$663	$606
Miscellaneous taxes	115	30	197	83
Directors’ fees	108	101	317	304
Computer expense	95	28	187	77
Office expense	47	47	172	147
Insurance	45	51	158	141
Depreciation and amortization	40	43	122	140
Bank charges	33	31	92	99
Investment management expenses	32	39	99	118
Telephone	16	30	85	91
Other expenses	149	54	228	180

Total other operating expenses	$882	$650	$2,320	$1,986

Miscellaneous taxes, which include franchise, excise, road and other governmental assessments, were higher in 2014, and also reflected a tax benefit recognized in 2013. Computer expense increased due to higher costs regarding system upgrades and the maintenance of data centers. Other operating expenses were higher reflecting the prior year’s expense reduction efforts and the reversals of accrued liabilities, partially offset by higher expense reimbursements from Medallion Bank.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Net share data
Net asset value at the beginning of the period	$11.01	$10.17	$10.95	$9.99
Net investment income	0.21	0.20	0.50	0.39
Income tax (provision) benefit	—	—	—	—
Net realized losses on investments	(0.01)	(0.03)	(0.04)	(0.02)
Net change in unrealized appreciation on investments	0.07	0.12	0.36	0.50

Net increase in net assets resulting from operations	0.27	0.29	0.82	0.87
Issuance of common stock	0.02	0.01	(0.01)	0.04
Repurchase of common stock	—	—	—	—
Distributions of net investment income	(0.24)	(0.09)	(0.55)	(0.31)
Distributions of net realized gains on investments	—	—	—	—
Return of capital	0.00	(0.13)	(0.16)	(0.35)

Total distributions	(0.24)	(0.22)	(0.71)	(0.66)
Other	(0.01)	—	—	0.01

Total increase in net asset value	0.04	0.08	0.10	0.26

Net asset value at the end of the period (1)	$11.05	$10.25	$11.05	$10.25

Per share market value at beginning of period	$12.46	$13.91	$14.35	$11.74
Per share market value at end of period	11.66	14.88	11.66	14.88
Total return (2)	(18%)	34%	(19%)	44%

Ratios/supplemental data
Total shareholders’ equity (net assets)	$278,031	$225,863	$278,031	$225,863
Average net assets	$277,265	$224,125	$276,068	$220,502
Total expense ratio (3) (4)	9.00%	9.21%	8.84%	10.56%
Operating expenses to average net assets (4)	5.82	5.50	5.79	6.75
Net investment income after income taxes to average net assets(4)	7.48	7.82	6.04	5.23

(1)	Includes $0.00 and $0.00 of undistributed net investment income per share and $0.00 and $0.00 of undistributed net realized gains per share as of September 30, 2014 and 2013.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,541 and $1,507, and operating expenses of $1,459 and $1,753, which formerly were the Company’s were now MSC’s for the three months ended September 30, 2014 and 2013, and were $4,435 and $4,483 of servicing fee income, and $4,354 and $5,472 of operating expenses for the comparable nine months. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 11%, 7.90%, and 7.60% in the 2014 quarter, 12%, 8.61%, and 7.38% in the 2013 quarter, 11%, 7.90%, and 6.08% in the 2014 nine months, and 14%, 10%, and 4.63% in the 2013 nine months.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of a company’s ability to continue as a going concern within one year of the date the financial statements are issued. The company must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. As the update impacts disclosures only, it will have no impact on the Company’s financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40)”. The update requires that certain government-guaranteed mortgage loans, including those guaranteed by the FHA, be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure of loans that meet these criteria, a separate receivable should be recorded based on the amount of the loan balance expected to be recovered from the guarantor. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company does not make government-guaranteed mortgage loans, and as a result believes the adoption of the standard will have no impact on its financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-13, “Consolidation – (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing”. ASU 2014-13 provides an alternative to Topic 820 for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate any differences between their respective fair values. In the event a reporting entity does not elect to utilize the measurement alternative, the update clarifies that the fair value of the financial assets and liabilities of the consolidated collateralized financing entity should be measured using the requirements of Topic 820 and any differences should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). This update is effective for periods beginning after December 15, 2015. As a RIC, the Company already follows Topic 820 in its fair valuation processes, and as a result does not believe this update will have an impact on its financial condition or results of operations.

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

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The update is effective for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements and related disclosures.

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

A member of the Board of Directors of the Company since 1996 is also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $19,000 and $2,000 for the 2014 and 2013 third quarters, and were $119,000 and $278,000 for the comparable nine months.

Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s portfolio companies. Mr. Rudnick receives a salary from LAX of $162,000 per year, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

At September 30, 2014, December 31, 2013, and September 30, 2013, MSC serviced $428,931,000, $402,801,000, and $413,035,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,541,000 and $4,435,000 of servicing fee income was earned by MSC in the 2014 third quarter and nine months, and $1,507,000 and $4,483,000 was earned in the comparable 2013 periods.

The following table summarizes the net revenues received from Medallion Bank.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Reimbursement of operating expenses	$111	$90	$341	$243
Loan origination fees	59	88	222	248
Servicing fees	4	4	11	14

Total other income	$174	$182	$574	$505

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2014 and December 31, 2013, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$503,294	$503,294	$473,157	$473,157
Cash (1)	58,257	58,257	52,172	52,172
Accrued interest receivable (2)	942	942	907	907
Financial liabilities
Funds borrowed (2)	335,809	335,809	314,958	314,958
Accrued interest payable (2)	1,303	1,303	1,124	1,124

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

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

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value on an annual basis. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, the Company uses the actual results of operations as the best estimate of changes in fair value, and records the results as a component of unrealized appreciation (depreciation) on investments.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

2014 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$303,502	$303,502
Commercial loans	—	—	64,256	64,256
Investment in Medallion Bank and other controlled subsidiaries	—	—	127,708	127,708
Equity investments	214	—	7,614	7,828
Foreclosed properties	—	48,739	—	48,739
Other assets	—	—	392	392

2013 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$297,861	$297,861
Commercial loans	—	—	60,168	60,168
Investment in Medallion Bank and other controlled subsidiaries	—	—	108,623	108,623
Equity investments	280	—	6,225	6,505
Foreclosed properties	—	50,403	—	50,403
Other assets	—	9,584	392	9,976

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters and nine months ended September 30, 2014 and 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
June 30, 2014	$318,277	$58,702	$123,456	$7,002	$392
Gains (losses) included in earnings	—	(1,266)	7,382	62	—
Purchases, investments, and issuances	21,180	9,395	750	550	—
Sales, maturities, settlements, and distributions	(35,955)	(2,575)	(3,880)	—	—

September 30, 2014	$303,502	$64,256	$127,708	$7,614	$392

Amounts related to held assets(1)	$—	($1,073)	$7,382	$62	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2013	$297,861	$60,168	$108,623	$6,225	$392
Gains (losses) included in earnings	—	(1,494)	19,115	1,128	—
Purchases, investments, and issuances	81,586	12,562	11,982	550	—
Sales, maturities, settlements, and distributions	(75,945)	(6,980)	(12,012)	(289)	—

September 30, 2014	$303,502	$64,256	$127,708	$7,614	$392

Amounts related to held assets(1)	$—	($1,456)	$19,115	$1,078	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
June 30, 2013	$294,029	$59,229	$100,343	$6,471	$—
Gains (losses) included in earnings	—	279	4,684	(478)	—
Purchases, investments, and issuances	44,296	7,766	1,011	104	—
Sales, maturities, settlements, and distributions	(46,780)	(4,213)	(3,661)	—	—

September 30, 2013	$291,545	$63,061	$102,377	$6,097	$—

Amounts related to held assets(1)	$—	$37	$4,684	($478)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2012	$294,388	$56,919	$99,083	$4,389	$—
Gains (losses) included in earnings	40	204	12,090	266	—
Purchases, investments, and issuances	168,210	15,082	2,686	1,604	—
Sales, maturities, settlements, and distributions	(171,093)	(10,514)	(10,112)	(162)	—
Transfers in (out) (1)	—	1,370	(1,370)	—	—

September 30, 2013	$291,545	$63,061	$102,377	$6,097	$—

Amounts related to held assets(2)	$—	($79)	$12,090	$266	$—

(1)	During the nine months ended September 30, 2013 $1,370 of investments in Medallion Fine Art, Inc. was reclassified as a loan.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2013.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2014 and December 31, 2013 were as follows.

(Dollars in thousands)	Fair Value at 9/30/14	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$303,502	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 96% (40%)

Commercial Loans - Asset-Based	2,928	Borrower collateral analysis	Adequacy of collateral (loan to value)	0% - 78% (42%) (1)

Commercial Loans – Mezzanine and Other	61,328	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3.00% - 17.00% (11.75%)

Investment in Medallion Bank	120,106	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	4,400	Market comparables	Valuation indicated by private company offers	N/A
	3,202	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A

Equity Investments	2,599	Investee book value	Valuation indicated by investee filings	N/A
	1,283	Market comparables	Discount for lack of marketability	10% (10%)
	3,732	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A

Other Assets	392	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(1)	As of September 30, 2014, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(Dollars in thousands)	Fair Value at 12/31/13	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$297,861	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 89% (39%)

Commercial Loans - Asset-Based	7,476	Borrower collateral analysis	Adequacy of collateral (loan to value)	6% - 86% (63%) (1)

Commercial Loans – Mezzanine and Other	52,692	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3.00% - 17.00% (11.29%)

Investment in Medallion Bank	101,478	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	3,750	Market comparables	Valuation indicated by private company offers	N/A
	3,395	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A

Equity Investments	1,982	Investee book value	Valuation indicated by investee filings	N/A
	1,299	Market comparables	Discount for lack of marketability	10% (10%)
	2,944	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A

Other Assets	392	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(1)	As of December 31, 2013, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(13) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of September 30, 2014 and December 31, 2013.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 9/30/14		Value as of 12/31/13
City of Chicago Taxicab Medallions	154	(1)	$8,411	$47,355	(2)	$48,972	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	1,384	(3)	1,431	(3)

Total Foreclosed Properties			$8,689	$48,739		$50,403

(1)	Investment is not readily marketable, is considered income producing, is not subject to option, and is a non-qualifying asset under the 1940 Act.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $44,088, $0, and $44,088 as of September 30, 2014, and was $45,284, $0, and $45,284 as of December 31, 2013. The aggregate cost for Federal income tax purposes was $3,267 at September 30, 2014 and $3,688 at December 31, 2013.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $1,275, $0, and $1,275 as of September 30, 2014 and was $1,309, $0, and $1,309 as of December 31, 2013. The aggregate cost for Federal income tax purposes was $108 at September 30, 2014 and $122 at December 31, 2013.

(14) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

On October 30, 2014, the Company’s board of directors declared a $0.24 per share common stock distribution, payable on November 21, 2014 to shareholders of record on November 13, 2014.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					366	74%	3.61%	$66,212	$204,662	$204,758
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	1%	3.31%	$1,627	$1,583	$1,583
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350
	Sean Cab Corp ##	Term Loan	12/09/11	12/08/15	1	1%	3.60%		$3,505	$3,493
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%	$976	$950	$950
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,121	$2,115
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,808	$1,810
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,808	$1,810
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,808	$1,810
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,808	$1,810
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%	$651	$633	$633
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140
	Sifnos, Kitriani Incs ##	Term Loan	06/08/10	05/01/15	1	1%	4.00%		$1,587	$1,581
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,553	$1,555
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,550	$1,552
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,550	$1,552
	Lety Cab Corp ##	Term Loan	10/21/10	10/20/15	1	1%	3.13%		$1,519	$1,513
	Nancy Transit Inc ##	Term Loan	03/11/13	03/11/16	1	1%	3.50%		$1,516	$1,513
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,516	$1,512
	Christian Cab Corp	Term Loan	11/27/12	11/27/15	1	1%	4.00%		$1,502	$1,502
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,495	$1,491
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,471	$1,473
	Dayna Hacking Corp ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$1,414	$1,410
	Devin Taxi Corp ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$1,414	$1,410
	Benson Hacking Corp ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$1,414	$1,410
	Orys Trans Corp	Term Loan	07/24/13	07/24/16	1	1%	2.75%		$1,400	$1,401
	Alltaxitwo Cab Corp ##	Term Loan	07/24/13	07/24/16	1	1%	2.75%		$1,400	$1,401
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%	$1,400	$1,400	$1,397
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%	$1,400	$1,400	$1,397
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%	$1,400	$1,400	$1,397
Various New York && ##	1.73% to 10.00%	Term Loan	12/20/00 to 09/29/14	10/04/14 to 09/10/23	333	56%	3.69%	$46,736	$156,347	$156,487
Chicago					107	14%	4.97%	$11,603	$39,538	$39,612
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	08/28/15	1	1%	5.50%		$1,674	$1,668
Various Chicago ##	3.75% to 7.25%	Term Loan	01/22/10 to 09/19/14	01/18/15 to 05/30/19	106	14%	4.95%	$11,603	$37,864	$37,944
Newark && ##	4.50% to 8.00%	Term Loan	07/25/08 to 09/18/14	07/22/14 to 01/10/23	111	9%	5.36%	$7,146	$24,727	$24,837
Boston					58	10%	4.69%	$7,814	$27,435	$27,460
	Chiso Trans Inc	Term Loan	11/26/13	11/26/16	1	*	4.25%		$826	$828
	Chiso Trans Inc	Term Loan	04/20/12	04/20/15	1	*	5.50%		$585	$585
Various Boston && ##	4.00% to 6.25%	Term Loan	06/12/07 to 07/25/14	09/17/14 to 10/08/18	56	9%	4.69%	$7,814	$26,024	$26,047
Cambridge && ##	4.00% to 6.00%	Term Loan	05/06/11 to 07/01/14	01/26/15 to 10/08/18	14	2%	4.83%	$1,087	$5,981	$5,994
Various Other && ##	4.75% to 11.50%	Term Loan	11/26/07 to 01/03/14	11/27/14 to 09/01/23	10	0%	6.58%	$278	$837	$841

Total medallion loans ($230,957 pledged as collateral under borrowing arrangements) Commercial Loans					666	109%	4.06%	$94,140	$303,180	$303,502

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2014

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Secured mezzanine (36% Minnesota, 10% Wisconsin, 10% North Carolina, 7% New York, 7% Oklahoma,
7% Texas, 7% Ohio, 5% Delaware, 4% Arizona and 7% all other states) (2)
Manufacturing (64% of the total)		EGC (interest rate includes PIK interest of 3%)	Term Loan	09/30/14	09/30/19	1	1%	15.00%	$3,100	$3,100	$3,111
	+	Bluff Manufacturing (interest rate includes PIK interest of 3.5%)	Term Loan	12/14/12	12/14/17	1	1%	15.50%		$3,000	$3,007
		Animal Adventures (interest rate includes PIK interest of 2%) (capitalized interest of $8 per footnote 2)	Term Loan	08/15/14	08/15/19	1	1%	14.00%	$3,000	$3,008	$2,995
		Quaker Bakery (interest rate includes PIK interest of 5%) (capitalized interest of $352 per footnote 2)	Term Loan	03/28/12	03/28/17	1	1%	17.00%		$2,952	$2,945
		BreathableBaby (interest rate includes PIK interest of 2%) (capitalized interest of $8 per footnote 2)	Term Loan	08/01/14	08/01/19	1	1%	14.00%	$2,500	$2,508	$2,513
		American Cylinder (interest rate includes PIK interest of 5%) (capitalized interest of $98 per footnote 2)	Term Loan	07/03/13	01/03/18	1	1%	17.00%		$1,598	$1,598
		American Cylinder	Term Loan	07/03/13	07/03/17	1	*	10.00%		$800	$796
	+	Packaging Specialists (interest rate includes PIK interest of 6%) (capitalized interest of $10 per footnote 2)	Term Loan	04/01/08	12/31/14	1	1%	14.00%		$2,000	$2,000
		Dynamic Systems (interest rate includes PIK interest of 3.5%) (capitalized interest of $152 per footnote 2)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,977	$1,977
	+	PACA Foods &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,189	$1,588
	+	GAF Manufacturing (interest rate includes PIK interest of 2%) (capitalized interest of $18 per footnote 2)	Term Loan	03/06/14	03/06/19	1	1%	14.00%	$1,500	$1,518	$1,526
	+	RespirTech	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,506
	+	Various Other && 8.00% to 14.00%	Term Loan	03/10/99 to 07/17/12	03/31/10 to 01/31/19	5	2%	10.48%		$8,896	$4,399
Information (12% of the total)		US Internet	Term Loan	06/12/13	06/12/20	1	1%	14.50%		$3,000	$3,017
		Centare (interest rate includes PIK interest of 2%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,485
Arts, Entertainment, and Recreation (10% of the total)		RPAC Racing (interest rate includes PIK interest of 10%) (capitalized interest of $1,409 per footnote 2)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$4,448	$4,448
Administrative and Support Services (8% of the total)	+	Staff One	Term Loan	06/30/08	03/31/16	1	1%	3.00%		$2,964	$2,964
	+	Staff One	Term Loan	09/15/11	03/31/16	1	*	3.00%		$485	$485
		Various Other && 0.00% (capitalized interest of $44 per footnote 2)	Term Loan	01/14/05	01/14/10	1	*	0.00%		$628	$45
Professional, Scientific, and Technical Services (5% of the total)	+	Portu-Sunberg	Term Loan	12/31/12	12/31/17	1	1%	12.00%		$2,500	$2,509
		Various Other && 10.00% (capitalized interest of $5 per footnote 2)	Term Loan	10/26/11	11/01/14	1	*	10.00%		$5	$5
Accommodation and Food Services (1% of the total)		Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.83%		$2,294	$620
Retail Trade (0% of the total)		Various Other && 10.00%	Term Loan	06/30/00	10/01/15	1	*	10.00%	$0	$395	$36

Total secured mezzanine (2)						29	17%	12.25%	$10,100	$54,265	$46,575

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Asset-based (66% New York, 29% New Jersey and 5% all other states)
Transportation and Warehousing (31% of the total)	Various Other && 5.25% to 8.00% ##	Revolving line of credit	12/31/01 to 10/18/06	10/18/14 to 05/02/15	9	*	6.38%		$903	$879
Wholesale Trade (28% of the total)	Various Other 4.50% to 6.50% ##	Revolving line of credit	01/23/99 to 06/30/14	11/06/14 to 08/15/15	3	*	4.97%	$15	$873	$822
Retail Trade (16% of the total)	Various Other 4.75% to 7.12% ##	Revolving line of credit	10/19/98 to 08/31/06	10/12/14 to 08/31/15	5	*	5.17%		$505	$477
Construction (10% of the total)	Various Other 5.75% to 6.75% ##	Revolving line of credit	07/20/99 to 07/23/13	07/20/15 to 07/23/15	2	*	5.80%		$304	$297
Manufacturing (7% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 01/27/14	11/29/14 to 07/07/15	5	*	6.35%	$10	$227	$205
Health Care and Social Assistance (4% of the total)	Various Other 5.75% to 5.81% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/14 to 11/09/14	2	*	5.77%		$137	$131
Finance and Insurance (3% of the total)	Various Other && 5.50%	Revolving line of credit	02/14/08	02/14/15	1	*	5.50%		$99	$96
Administrative and Support Services (1% of the total)	Various Other 5.50%	Revolving line of credit	06/30/07	06/30/15	1	*	5.50%		$23	$21

Total asset-based ($2,519 pledged as collateral under borrowing arrangements)					28	1%	5.66%	$25	$3,071	$2,928

Other secured commercial (76% New York and 24% New Jersey)
Retail Trade (79% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12.00%) (capitalized interest of $939 per footnote 2)	Term Loan	12/17/12	12/17/17	1	2%	12.00%		$6,542	$6,542
	Various Other && 0.00% to 10.50%	Term Loan	09/13/06 to 08/13/14	12/17/14 to 08/13/20	17	2%	8.96%	$1,640	$5,281	$5,088
Accommodation and Food Services (19% of the total)	Dune Deck Owners Corp ##	Term Loan	04/24/07	03/31/16	1	1%	7.00%		$2,071	$2,071
	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	03/16/16 to 09/06/19	3	*	8.33%	$375	$870	$773
Real Estate and Rental and Leasing (1% of the total)	Various Other 4.00% to 6.00%	Term Loan	04/22/99 to 07/15/13	04/01/15 to 07/15/16	3	*	5.22%		$162	$163
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	05/14/13	05/14/18	1	*	7.50%		$115	$116

Total other secured commercial loans ($2,072 pledged as collateral under borrowing arrangements)					26	5%	9.92%	$2,015	$15,041	$14,753

Total commercial loans ($4,591 pledged as collateral under borrowing arrangements) (2)					83	23%	11.49%	$12,140	$72,377	$64,256

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	43%	11.24%		$120,106	$120,106
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	*	0.00%		$1,359	$1,359
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	2%	0.00%		$4,400	$4,400
Various Other			12/20/04 to 5/23/12	None	3	1%	0.00%		$1,843	$1,843

Investment in Medallion Bank and other controlled subsidiaries, net					6	46%	10.57%	$0	$127,708	$127,708

Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	1%	0.00%	$0	$967	$2,600
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	1%	0.00%		$1,954	$1,794
Employee Leasing Services	Staff One	46.4% preferred stock	06/30/08	None	2	*	0.00%		$472	$472
Bakery	Quaker Bakery	* of senior preferred stock	03/28/12	None	1	*	0.00%		$359	$359
IT Services	Centare	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%		$103	$103
Various Other # +	**	* to 3.6% of LLC units	08/04/08 to 8/15/14	None	7	1%	1.81%		$1,981	$2,500

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
					13	3%	0.61%		$5,836	$7,828
Investment securities
Investment securities, net

					0	0%	0.00%		$0	$0

Net Investments ($235,548 pledged as collateral under borrowing arrangements) (3)					768	181%	6.71%	$106,280	$509,101	$503,294

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $3,043 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 181%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $56,161, $11,614 and $44,547, respectively. The tax cost of investments was $458,747.
(5)	For revolving lines of credit the amount shown is the cost at September 30, 2014.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 25% and up to 29% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at September 30, 2014.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed on November 5, 2014 (File No. 814-00188)

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFIILIATES

As of and for the quarter and nine months ended September 30, 2014

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the three months ended September 30, 2014	Equity in net profit and (loss) for the nine months ended September 30, 2014	Amount of dividends or interest (1) for the three months ended September 30, 2014	Amount of dividends or interest (1) for the nine months ended September 30, 2014	Value as of 9/30/14
Medallion Bank - common stock	1,000,000 shares - 100% of common stock	$6,682	$19,118	$4,000	$10,000	$120,106
Medallion Hamptons Holding LLC - membership interest	100% of membership interest	650	572	0	0	4,400
Medallion Fine Art, Inc. - common stock (2)	1,000 shares - 100% of common stock	(200)	(521)	0	0	1,359
Medallion Servicing Corp. - common stock	1,000 shares - 100% of common stock	43	(16)	0	0	715
Generation Outdoor, Inc. - common stock	1,000 shares - 100% of common stock	386	400	—	7	660
LAX Group LLC - membership interest	42% of membership interest	(179)	(438)	0	0	468

Total investments in Medallion Bank and other controlled subsidiaries		7,382	19,115	4,000	10,007	127,708

Medallion Motorsports, LLC - membership interest (3)	75% of membership interest	0	0	0	0	1,794
Appliance Recycling Centers of America Inc - common stock	8.86% of common stock	0	0	0	0	1,284
Summit Medical, Inc - common stock	9.25% of common stock	0	0	0	0	135
Other equity investments other than in investments in and advances to affiliates		—	—	—	—	4,615

Total equity investments		—	—	0	0	7,828

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				4,000	10,007	$135,536

Other interest and dividend income other than from investments in and advances to affiliates				15	210

Total dividend and interest income on short term investments				$4,015	$10,217

Total investments in and advances to affiliates						130,921
Other equity investments other than in investments in and advances to affiliates						4,615

Total investments in Medallion Bank and other controlled subsidiaries and equity investments						$135,536

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $5,600 as of September 30, 2014, and which is carried at $6,539, and of which $195 and $563 of interest income was earned during the 2014 third quarter and nine months.
(3)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,448, and of which $108 and $317 of interest income was earned during the quarter and nine months ended September 30, 2014.

The table below provides a recap of the changes in the investment in the respective issuers for the 2014 quarters.

Name of Issuer	Medallion Bank	Medallion Hamptons Holding LLC	Medallion Motorsports, LLC	Medallion Fine Art, Inc.	Appliance Recycling Centers of America Inc.	Medallion Servicing Corp	Generation Outdoor, Inc.	LAX Group LLC
Title of Issue	Common Stock	Membership Interest	Membership Interest (1)	Common Stock (2)	Common Stock	Common Stock	Common Stock	Membership Interest
(Dollars in thousands)
Value as of 12/31/13	$101,478	$3,750	$1,954	$1,880	$1,299	$822	$439	$254
Gross additions / investments	—	90	—	—	—	20	440	652
Gross reductions / distributions	(4,624)	—	—	—	—	(162)	(199)	—
Net equity earnings in profit and loss, unrealized appreciation and depreciation	5,906	(90)	—	(198)	100	(59)	(3)	(130)
Other adjustments	—	—	—	—	—	—	(1)	1

Value as of 3/31/14	102,760	3,750	1,954	1,682	1,399	621	676	777
Gross additions / investments	10,000	—	—	—	—	—	30	—
Gross reductions / distributions	(2,604)	(12)	—	—	—	(30)	(500)	—
Net equity earnings in profit and loss, unrealized appreciation and depreciation	6,530	12	(50)	(124)	380	—	17	(129)

Value as of 6/30/14	116,686	3,750	1,904	1,558	1,779	591	223	648
Gross additions / investments	—	—	—	—	—	81	750	—
Gross reductions / distributions	(3,262)	—	—	—	—		(700)	—
Net equity earnings in profit and loss, unrealized appreciation and depreciation	6,682	650	(110)	(200)	(495)	43	386	(179)
Other adjustments	—	—	—	1	—	—	1	(1)

Value as of 9/30/14	$120,106	$4,400	$1,794	$1,359	$1,284	$715	$660	$468

(1)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,448, and of which $108 and $317 of interest income was earned during the three and nine months ended September 30, 2014.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc in the amount of $5,600 as of September 30, 2014, and which is carried at $6,539, and of which $195 and $563 of interest income was earned during the 2014 third quarter and nine months.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					358	74%	3.52%	$133,978	$202,954	$202,947
	Sean Cab Corp ##	Term Loan	12/9/2011	12/8/2015	1	1%	3.60%		$3,581	$3,566
	Real Cab Corp	Term Loan	7/20/2007	7/20/2017	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp	Term Loan	7/20/2007	7/20/2017	1	*	2.81%		$350	$350
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	5/1/2015	1	1%	4.00%		$2,460	$2,454
	Whispers Taxi Inc ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$2,197	$2,164	$2,156
	Slo Cab Corp	Term Loan	7/20/2007	7/20/2017	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp	Term Loan	7/20/2007	7/20/2017	1	*	2.81%		$210	$210
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/2015	1	1%	3.13%		$1,557	$1,550
	Nancy Transit Inc ##	Term Loan	3/11/2013	3/11/2016	1	1%	3.50%	$1,575	$1,546	$1,542
	Bunty & Jyoti Inc ##	Term Loan	3/13/2013	3/13/2016	1	1%	3.75%	$1,575	$1,546	$1,541
	Junaid Trans Corp ##	Term Loan	4/30/2013	4/30/2016	1	1%	3.75%	$1,550	$1,524	$1,519
	Christian Cab Corp	Term Loan	11/27/2012	11/27/2015	1	1%	4.00%		$1,504	$1,513
	Ocean Hacking Corp ##	Term Loan	12/20/2013	12/20/2016	1	1%	3.50%	$1,500	$1,500	$1,502
	Devin Taxi Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Dayna Hacking Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Benson Hacking Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Silke Hacking Corp ##	Term Loan	6/28/2013	6/28/2016	1	1%	2.90%	$1,450	$1,424	$1,426
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/7/2015	1	1%	3.75%		$1,415	$1,410
	Lil Amandachaka Hacking Corp ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Flow Taxi Corp ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Ukraine Service Co ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Nosilla Service Co., Inc ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Orys Trans Corp ##	Term Loan	7/24/2013	7/24/2016	1	1%	2.75%	$1,400	$1,400	$1,402
	Alltaxitwo Cab Corp ##	Term Loan	7/24/2013	7/24/2016	1	1%	2.75%	$1,400	$1,400	$1,402
	Perem Hacking Corp ##	Term Loan	2/21/2013	2/21/2016	1	*	3.00%	$1,396	$1,362	$1,358
	S600 Service Co Inc ##	Term Loan	2/21/2013	2/21/2016	1	*	3.00%	$1,396	$1,362	$1,358
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/2015	1	*	5.25%		$1,358	$1,353
Various New York	2.22% to 10.00%	Term Loan	12/20/00 to 12/26/13	01/15/14 to 09/10/23	331	59%	3.56%	$108,444	$161,262	$161,313
Chicago					111	15%	4.94%	$32,540	$42,175	$42,239
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	8/28/2015	1	1%	5.50%		$1,696	$1,689
	Regal Cab Company Et Al ##	Term Loan	8/29/2013	8/29/2016	1	1%	5.00%	$1,400	$1,395	$1,391
	Chicago Medallion Nine LLC ##	Term Loan	5/2/2012	5/2/2017	1	1%	5.75%		$1,373	$1,368
Various Chicago	3.75% to 8.50%	Term Loan	01/22/10 to 12/27/13	01/18/15 to 12/27/18	108	14%	4.89%	$31,140	$37,711	$37,791
Newark &&	4.50% to 8.00%	Term Loan	04/12/07 to 12/12/13	02/27/14 to 01/10/23	106	8%	5.58%	$13,103	$21,681	$21,792
Boston					53	9%	4.91%	$11,642	$23,622	$23,656
	Chiso Trans Inc	Term Loan	11/26/2013	11/26/2016	1	*	4.25%	$845	$845	$847
	Chiso Trans Inc	Term Loan	4/20/2012	4/20/2015	1	*	5.50%		$599	$600
	Various Boston && 4.00% to 6.75%	Term Loan	06/12/07 to 12/20/13	01/14/14 to 10/08/18	51	8%	4.92%	$10,797	$22,178	$22,209
Cambridge					14	2%	5.06%	$3,850	$6,008	$6,043
	Gcf Taxi Inc, Et Al	Term Loan	12/30/2013	12/30/2016	1	1%	6.00%	$1,398	$1,397	$1,417
	4.00% to 6.50%	Term Loan	03/19/10 to 12/11/13	05/06/14 to 10/08/18	13	2%	4.78%	$2,452	$4,611	$4,626
Other					12	0%	6.52%	$860	$1,178	$1,184
Various Other &&	5.00% to 11.50%	Term Loan	11/26/07 to 08/21/13	03/23/14 to 09/01/23	12	*	6.52%	$860	$1,178	$1,184

Total medallion loans ($233,789 pledged as collateral under borrowing arrangements)					654	109%	4.02%	$195,973	$297,618	$297,861

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 2% (10% and 5% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,485,000,000 as of September 30, 2014, and $1,330,000,000 and $1,290,373,000 as of December 31, 2013 and September 30, 2013, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $438,726,000 as of September 30, 2014. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	3.61%	$204,662	3.56%	$217,188	3.54%	$211,864	3.52%	$202,954	3.54%	$198,739
Chicago	4.97	39,538	4.92	41,636	4.93	41,896	4.94	42,175	4.95	41,244
Boston	4.69	27,435	4.71	27,611	4.77	26,494	4.91	23,622	5.12	22,532
Newark	5.36	24,727	5.42	24,404	5.45	23,693	5.58	21,681	5.83	20,211
Cambridge	4.83	5,981	4.87	6,012	5.07	6,000	5.06	6,008	5.28	5,355
Other	6.58	837	6.29	1,122	6.30	1,140	6.52	1,178	6.35	3,291

Total medallion loans	4.06	303,180	4.01	317,973	4.02	311,087	4.02	297,618	4.08	291,372

Deferred loan acquisition costs		322		304		255		243		173
Unrealized depreciation on loans		—		—		—		—		—

Net medallion loans		$303,502		$318,277		$311,342		$297,861		$291,545

Commercial loans
Secured mezzanine	12.25%	$54,265	11.89%	$46,425	11.89%	$46,498	11.69%	$46,100	12.48%	$51,572
Asset based	5.66	3,071	5.55	4,603	5.22	5,481	5.32	7,803	5.39	7,073
Other secured commercial	9.92	15,041	9.90	14,691	9.97	13,583	9.89	13,336	9.29	11,923

Total commercial loans	11.49	72,377	11.00	65,719	10.93	65,562	10.60	67,239	11.23	70,568

Deferred loan acquisition income		(61)		(30)		(41)		(79)		(58)
Unrealized depreciation on loans		(8,060)		(6,987)		(6,606)		(6,992)		(7,449)

Net commercial loans		$64,256		$58,702		$58,915		$60,168		$63,061

Investment in Medallion Bank and other controlled subsidiaries, net(3)	10.57%	$127,708	10.13%	$123,456	10.88%	$110,266	11.05%	$108,623	12.21%	$102,377

Equity investments	0.61%	$5,836	0.69%	$5,286	0.58%	6,125	0.86%	$6,124	0.89%	$5,653

Unrealized appreciation on equities		1,992		1,928		676		381		733

Net equity investments		$7,828		$7,214		$6,801		$6,505		$6,386

Investment securities	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—

Investments at cost(2)	6.71%	$509,101	6.35%	$512,434	6.43%	$493,040	6.49%	$479,604	6.89%	$469,970

Deferred loan acquisition costs		261		274		214		164		115
Unrealized appreciation on equities		1,992		1,928		676		381		733
Unrealized depreciation on loans		(8,060)		(6,987)		(6,606)		(6,992)		(7,449)

Net investments(3)		$503,294		$507,649		$487,324		$473,157		$463,369

Medallion Bank investments
Consumer loans	14.94%	$462,005	15.18%	$424,009	15.49%	$373,478	15.67%	$353,355	15.92%	$341,273
Medallion loans	3.82	385,617	3.78	388,098	3.78	366,998	3.77	349,015	3.81	346,639
Commercial loans	4.63	43,312	4.70	43,829	4.73	42,143	4.91	53,786	4.94	66,242
Investment securities	2.56	27,742	2.59	28,995	2.55	25,108	2.47	24,925	2.60	25,618

Medallion Bank investments at cost (2)	9.41	918,676	9.25	884,931	9.20	807,727	9.19	781,081	9.17	779,772

Deferred loan acquisition costs		10,427		10,162		9,632		9,553		9,605
Unrealized depreciation on investment securities		(183)		(172)		(405)		(803)		(504)
Premiums paid on purchased securities		287		305		326		342		362
Unrealized depreciation on loans		(18,090)		(18,116)		(16,966)		(16,434)		(17,680)

Medallion Bank net investments		$911,117		$877,110		$800,314		$773,739		$771,555

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.40%, 8.15%, 8.05%, 8.05%, and 8.12% at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013.
(3)	Includes $1,386, $736, $724, $814, and $869 of unrealized appreciation on Medallion Hamptons Holdings as of September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net investments at beginning of period	$507,649	$460,340	$473,157	$455,010
Investments originated (1)	31,996	52,165	104,669	186,265
Repayments of investments (1)	(38,538)	(50,626)	(83,195)	(181,913)
Net realized gains (losses) on investments	(193)	(596)	(1,051)	(515)
Net increase in unrealized appreciation (2)	2,372	2,103	9,658	4,673
(Amortization) accretion of origination (costs) fees	8	(17)	56	(151)

Net (decrease) increase in investments	(4,355)	3,029	30,137	8,359

Net investments at end of period	$503,294	$463,369	$503,294	$463,369

(1)	Includes refinancings.
(2)	Excludes net unrealized appreciation (depreciation) of ($713) and ($523) for the quarter and nine months ended September 30, 2014, and $475 and $6,340 for the comparable 2013 periods, related to foreclosed properties and other assets.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at September 30, 2014 was 6.71% (5.49% for the loan portfolio), an increase of 22 basis points from 6.49% at December 31, 2013, and a decrease of 18 basis points from 6.89% at September 30, 2013. The weighted average yield of the total managed portfolio at September 30, 2014 was 8.20% (8.40% for the loan portfolio), an increase of 35 basis points from 7.85% at December 31, 2013, and an increase of 28 basis points from 7.92% at September 30, 2013. The slight changes in 2014 reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 60% of the net portfolio of $503,294,000 at September 30, 2014, compared to 63% of the net portfolio of $473,157,000 at December 31, 2013, and 63% of $463,369,000 at September 30, 2013. Our managed medallion loans of $688,017,000 comprised 53% of the net managed portfolio of $1,293,590,000 at September 30, 2014, compared to 56% of the net managed portfolio of $1,144,596,000 at December 31, 2013, and 56% of $1,138,848,000 at September 30, 2013. The medallion loan portfolio increased by $5,641,000 or 2% in 2014 (an increase of $42,047,000 or 7% on a managed basis), primarily reflecting loan portfolio growth in all markets and the sourcing of loans to Medallion Bank. Total medallion loans serviced for third parties were $28,709,000, $24,875,000, and $28,118,000 at September 30, 2014, December 31, 2013, and September 30, 2013.

The weighted average yield of the medallion loan portfolio at September 30, 2014 was 4.06%, an increase of 4 basis points from 4.02% at December 31, 2013, and a decrease of 2 basis points from 4.08% at September 30, 2013. The weighted average yield of the managed medallion loan portfolio at September 30, 2014 was 3.93%, an increase of 4 basis points from 3.89% at December 31, 2013, and unchanged from 3.93% at September 30, 2013. The slight changes in 2014 reflected changes in the portfolio mix. At September 30, 2014, December 31, 2013, and September 30, 2013, 32% of the medallion loan portfolio represented loans outside New York. At September 30, 2014, 26% of the managed medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2013 and 25% at September 30, 2013. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 13%, 13%, and 14% of the net investment portfolio as of September 30, 2014, December 31, 2013, and September 30, 2013, and were 8%, 10%, and 11% on a managed basis. Commercial loans increased by $4,088,000 or 7% during 2014 (decreased $5,785,000 or 5% on a managed basis), primarily reflecting loan repayments in the high yield mezzanine and asset-based loan portfolios, partially offset by increases in the other commercial secured loan portfolio, and in the managed loan portfolio by decreases in the asset-based loan portfolio at Medallion Bank . Net commercial loans serviced for third parties were $1,137,000 at September 30, 2014, and loans serviced by third parties were $255,000 at December 31, 2013 and $10,981,000 at September 30, 2013.

The weighted average yield of the commercial loan portfolio at September 30, 2014 was 11.49%, an increase of 89 basis points from 10.60% at December 31, 2013, and an increase of 26 basis points from 11.23% at September 30, 2013. The weighted average yield of the managed commercial loan portfolio at September 30, 2014 was 8.92%, an increase of 85 basis points from 8.07% at December 31, 2013, and an increase of 73 basis points from 8.19% at September 30, 2013. The fluctuations primarily reflect the higher yield on the mezzanine portfolio. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At September 30, 2014, variable-rate loans represented approximately 5% of the commercial portfolio, compared to 12% and 11% at December 31, 2013 and September 30, 2013, and were 38%, 49%, and 52% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 36%, 31%, and 30% of the managed net investment portfolio as of September 30, 2014, December 31, 2013, and September 30, 2013. Medallion Bank originates consumer loans secured by recreational vehicles, boats, motorcycles, and trailers, and also finances small-scale home improvements in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 14.94% at September 30, 2014, compared to 15.67% and 15.92% at December 31, 2013 and September 30, 2013. Adjustable rate loans represented 41%, 68%, and 70% of the managed consumer portfolio at September 30, 2014, December 31, 2013, and September 30, 2013.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%	$582	0.2%

Commercial loans
Secured mezzanine	2,018	0.5	2,018	0.6	2,018	0.6	2,018	0.6	2,182	0.6
Asset-based receivable	304	0.1	494	0.1	494	0.1	494	0.1	1,054	0.3
Other secured commercial	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0

Total commercial loans	2,322	0.6	2,512	0.7	2,512	0.7	2,512	0.7	3,236	0.9

Total loans 90 days or more past due	$2,322	0.6%	$2,512	0.7%	$2,512	0.7%	$2,512	0.7%	$3,818	1.1%

Total Medallion Bank loans	$2,799	0.3%	$3,374	0.4%	$3,721	0.5%	$3,817	0.5%	$14,165	1.9%

Total managed loans 90 days or more past due	$5,121	0.4%	$5,886	0.5%	$6,233	0.5%	$6,329	0.6%	$17,983	1.6%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At September 30, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The one remaining loan is still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Loans charged off (1)	(190)	(940)	(1,130)
Valuation allowance	(50)	(675)	(725)

Net loans outstanding	49	676	725

Other receivables	560	10,642	11,202
Valuation allowance	(168)	(3,193)	(3,361)

Net other receivables	392	7,449	7,841
Total net outstanding	441	8,125	8,566

Income foregone in 2014	25	36	61
Total income foregone	$49	$72	$121

(1)	The income foregone on the charged off loan was $20 for the Company and $96 for Medallion Bank.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Secured mezzanine delinquencies remained at the same level in recent periods as a result of continued collection efforts. The delinquencies in the asset-based and Medallion Bank loan portfolios reflects the status of the loans described in the preceding paragraph. Medallion Bank continued with low levels of delinquency in its consumer loan portfolio. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2013	$—	($6,992)	$381	$40,404	$33,793
Net change in unrealized
Appreciation on investments	—	—	100	—	100
Depreciation on investments	—	74	195	381	650
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	312	—	—	312

Balance March 31, 2014	—	(6,606)	676	40,785	34,855
Net change in unrealized
Appreciation on investments	—	—	640	(951)	(311)
Depreciation on investments	—	(394)	(62)	761	305
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	13	674	—	687

Balance June 30, 2014	—	(6,987)	1,928	40,595	35,536
Net change in unrealized
Appreciation on investments	—	—	(495)	(713)	(1,208)
Depreciation on investments	—	(1,173)	559	—	(614)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	100	—	—	100

Balance September 30, 2014	$—	($8,060)	$1,992	$39,882	$33,814

(Dollars in thousands)	Medallion Loans	Commercial Loans	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2012	$—	($7,844)	$44	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	(11)	3,012	3,001
Depreciation on investments	—	(50)	14	—	(36)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance March 31, 2013	—	(7,894)	47	36,769	28,922
Net change in unrealized
Appreciation on investments	—	—	505	2,853	3,358
Depreciation on investments	—	(66)	273	—	207
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	—	—	—	—

Balance June 30, 2013	—	(7,960)	825	39,622	32,487
Net change in unrealized
Appreciation on investments	—	—	197	475	672
Depreciation on investments	—	277	(654)	—	(377)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—
Losses on investments	—	234	365	—	599

Balance September 30, 2013	$—	($7,449)	$733	$40,097	$33,381

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Total loans
Medallion loans	$303,502	$318,277	$311,342	$297,861	$291,545
Commercial loans	64,256	58,702	58,915	60,168	63,061

Total loans	367,758	376,979	370,257	358,029	354,606
Investment in Medallion Bank and other controlled subsidiaries	127,708	123,456	110,266	108,623	102,377
Equity investments (1)	7,828	7,214	6,801	6,505	6,386
Investment securities	—	—	—	—	—

Net investments	$503,294	$507,649	$487,324	$473,157	$463,369

Net investments at Medallion Bank and other controlled subsidiaries	$911,117	$877,110	$800,314	$773,739	$771,555
Managed net investments	$1,293,590	$1,267,482	$1,184,257	$1,144,596	$1,138,848

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—	$—	$—
Commercial loans	(8,060)	(6,987)	(6,606)	(6,992)	(7,449)

Total loans	(8,060)	(6,987)	(6,606)	(6,992)	(7,449)
Investment in Medallion Bank and other controlled subsidiaries (2)	—	—	—	—	—
Equity investments	1,992	1,928	676	381	733
Investment securities	—	—	—	—	—

Total unrealized depreciation on investments (2)	($6,068)	($5,059)	($5,930)	($6,611)	($6,716)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($18,273)	($18,288)	($17,371)	($17,237)	($18,184)
Managed total unrealized depreciation on investments(2)	($24,341)	($23,348)	($23,301)	($23,848)	($24,900)

Unrealized appreciation (depreciation) as a % of balances outstanding(3)
Medallion loans	—%	—%	—%	—%	—%
Commercial loans	(11.14)	(10.63)	(10.08)	(10.40)	(10.56)
Total loans	(2.15)	(1.82)	(1.75)	(1.92)	(2.06)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—	—
Equity investments	34.13	36.47	11.04	6.22	12.98
Investment securities	—	—	—	—	—
Net investments	(1.19)	(0.99)	(1.20)	(1.38)	(1.43)

Net investments at Medallion Bank and other controlled subsidiaries	(1.99%)	(2.07%)	(2.15%)	(2.21%)	(2.33%)
Managed net investments	(1.86%)	(1.82%)	(1.95%)	(2.06%)	(2.16%)

(1)	Represents common stock and warrants held as investments.
(2)	Excludes $1,386, $736, $724, $814, and $869 of unrealized appreciation on Medallion Hamptons Holding, a wholly-owned subsidiary, at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013.
(3)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$—	$—	$40
Commercial loans	(193)	(231)	(426)	(190)

Total loans	(193)	(231)	(426)	(150)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	—	(365)	(625)	(365)
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments	($193)	($596)	($1,051)	($515)

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	($2,270)	($1,801)	($4,630)	($4,245)

Total managed realized losses on loans and equity investments	($2,463)	($2,397)	($5,681)	($4,760)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%	—%	0.02%
Commercial loans	(1.12)	(1.32)	(0.85)	(0.37)
Total loans	(0.20)	(0.25)	(0.15)	(0.06)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—	—
Equity investments	—	(25.03)	(14.24)	(9.71)
Investment securities	—	—	—	—
Net investments	(0.15)	(0.50)	(0.28)	(0.15)

Net investments at Medallion Bank and other controlled subsidiaries	(0.99)	(0.93)	(0.73)	(0.78)
Managed net investments	(0.75%)	(0.84%)	(0.62%)	(0.58%)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($495)	$197	$244	$691
Unrealized depreciation	(614)	(377)	(800)	(207)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	3,382	1,684	9,115	3,590
Realized gains	—	—	—	—
Realized losses	99	599	1,099	599
Net unrealized gains (losses) on foreclosed properties and other assets	(713)	475	(523)	6,340

Total	$1,659	$2,578	$9,135	$11,013

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$—
Realized losses	(99)	(599)	(1,099)	(599)
Other gains	—	—	49	—
Direct recoveries (charge offs)	(94)	3	(1)	84
Realized losses on foreclosed properties and other assets	—	—	—	—

Total	($193)	($596)	($1,051)	($515)

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries represented 25%, 23%, and 22% of our total portfolio at September 30, 2014, December 31, 2013, and September 30, 2013. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $10,000,000 and $5,000,000 in 2014 and 2013. Separately, Medallion Bank declared dividends to us of $4,000,000 and $10,000,000 in the 2014 third quarter and nine months, and $3,000,000 and $8,500,000 in the comparable 2013 periods. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 2%, 1% and 1% of our total portfolio at September 30, 2014, December 31, 2013, and September 30, 2013. Equity investments were 1% of our total managed portfolio at September 30, 2014, December 31, 2013, and September 30, 2013. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at September 30, 2014, December 31, 2013, and September 30, 2013. Investment securities were 2% of our total managed portfolio at September 30, 2014, December 31, 2013, and September 30, 2013. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2014 and 2013. Our average balances increased in the quarter reflecting recent portfolio growth and decreased in the nine months reflecting the impact of the recent equity offering and Medallion Bank’s average balances increased, reflecting the strong growth in the consumer loan portfolio. The increase in borrowing costs reflected the bottoming of interest rates and changes in our funding mix, and for Medallion Bank, also reflected a lengthening of the maturity terms of its certificate of deposits.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2014
Revolving lines of credit	$642	$126,882	2.01%	$1,857	$128,365	1.93%
Notes payable to banks	730	110,190	2.63	1,889	91,176	2.77
SBA debentures	651	58,659	4.40	1,943	58,210	4.46
Preferred securities	199	33,000	2.40	593	33,000	2.41

Total	$2,222	$328,731	2.68	$6,282	$310,751	2.70

Medallion Bank borrowings	$1,903	$789,520	0.96	$4,977	$737,201	0.90

Total managed borrowings	$4,125	$1,118,251	1.46	$11,259	$1,047,952	1.44

September 30, 2013
Revolving lines of credit	$620	$153,374	1.61%	$1,929	$157,293	1.64%
Notes payable to banks	575	75,091	3.04	1,637	67,265	3.25
SBA debentures	694	59,081	4.66	2,108	59,066	4.77
Preferred securities	203	33,000	2.44	605	33,000	2.45

Total	$2,092	$320,546	2.59	$6,279	$316,624	2.65

Medallion Bank borrowings	$1,299	$651,535	0.79	$3,905	$621,505	0.84

Total managed borrowings	$3,391	$972,081	1.38	$10,184	$938,129	1.45

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act, or SBIA, and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2014 and 2013, short-term adjustable rate debt constituted 73% and 71% of total debt, and was 21% and 24% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. We determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, our Board of Directors has determined that Medallion Bank has little value beyond its recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Statement of operations
Investment income	$11,379	$9,435	$30,289	$25,224
Interest expense	2,222	2,092	6,282	6,279

Net interest income	9,157	7,343	24,007	18,945
Noninterest income	136	181	435	804
Operating expenses	4,065	3,109	11,962	11,129

Net investment income before income taxes	5,228	4,415	12,480	8,620
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	5,228	4,415	12,480	8,620
Net realized losses on investments	(193)	(596)	(1,051)	(515)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	3,382	1,684	9,115	3,590
Net change in unrealized appreciation (depreciation) on investments (1)	(1,723)	894	20	7,423

Net increase in net assets resulting from operations	$6,694	$6,397	$20,564	$19,118

Per share data
Net investment income	$0.21	$0.20	$0.50	$0.39
Income tax (provision) benefit	—	—	—	—
Net realized losses on investments	(0.01)	(0.03)	(0.04)	(0.02)
Net change in unrealized appreciation on investments (1)	0.07	0.12	0.36	0.50

Net increase in net assets resulting from operations	$0.27	$0.29	$0.82	$0.87

Distributions declared per share	$0.24	$0.23	$0.72	$0.67

Weighted average common shares outstanding
Basic	24,924,433	21,730,116	24,872,230	21,596,054
Diluted	25,118,420	22,116,793	25,107,905	21,966,709

			September 30, 2014	December 31, 2013
Balance sheet data
Net investments			$503,294	$473,157
Total assets			620,212	595,053
Total funds borrowed			335,809	314,958
Total liabilities			342,181	321,558
Total shareholders’ equity			278,031	273,495

Managed balance sheet data (2)
Net investments			$1,293,590	$1,144,596
Total assets			1,455,325	1,305,809
Total funds borrowed			1,141,695	997,295
Total liabilities			1,177,294	1,032,314

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	3.37%	3.11%	2.79%	2.09%
Net increase in net assets resulting from operations	4.32	4.50	4.60	4.64
Return on average equity (ROE) (4)
Net investment income after taxes	7.48	7.82	6.04	5.23
Net increase in net assets resulting from operations	9.58	11.32	9.96	11.59

Weighted average yield	8.94%	8.13%	8.21%	7.37%
Weighted average cost of funds	1.74	1.80	1.70	1.84

Net interest margin (5)	7.20	6.33	6.51	5.53

Noninterest income ratio (6)	0.11%	0.16%	0.12%	0.23%
Total expense ratio (7)	4.94	4.48	4.94	5.08
Operating expense ratio (8)	3.19	2.68	3.24	3.25

			September 30, 2014	December 31, 2013
As a percentage of net investment portfolio
Medallion loans			60%	63%
Commercial loans			13	13
Investment in Medallion Bank and other controlled subsidiaries			25	23
Equity investments			2	1
Investment securities			—	—

Investments to assets (9)			81%	80%
Equity to assets (10)			45	46
Debt to equity (11)			121	115

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $1,918 and $4,160 in the three and nine months ended September 30, 2014, and $1,196 and $1,232 for the comparable 2013 periods, and also included $4,000 and $10,000 of dividends from Medallion Bank for the three and nine months ended September 30, 2014, and $3,000 and $8,500 for the comparable 2013 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 7.40% and 7.16% for the three and nine months ended September 30, 2014, and was 6.96% and 6.55% for the comparable 2013 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2014 Third Quarter and Nine Months compared to the 2013 periods

Net increase in net assets resulting from operations was $6,694,000 or $0.27 per diluted common share and $20,564,000 or $0.82 in the 2014 third quarter and nine months, up $297,000 or 5% and $1,446,000 or 8% from $6,397,000 or $0.29 per share and $19,118,000 or $0.87 in the 2013 third quarter and nine months, primarily reflecting higher net interest income, partially offset by lower net realized/unrealized gains and noninterest income, and also by higher operating expenses. Net investment income after income taxes was $5,228,000 or $0.21 per share and $12,480,000 or $0.50 in the 2014 quarter and nine months, up $813,000 or 18% and $3,860,000 or 45% from $4,415,000 or $0.20 per share and $8,620,000 or $0.39 in the 2013 quarter and nine months.

Investment income was $11,379,000 and $30,289,000 in the 2014 third quarter and nine months, up $1,944,000 or 21% and $5,065,000 or 20% from $9,435,000 and $25,224,000 in the year ago periods, and included $1,918,000 and $4,160,000 from interest recoveries and bonuses on certain investments in the 2014 quarter and nine months, compared to $1,196,000 and $1,232,000 in the 2013 periods. Also included in the 2014 quarter and nine months was $4,000,000 and $10,000,000 in dividends from Medallion Bank, compared to $3,000,000 and $8,500,000 in the comparable 2013 periods. Excluding those items, investment income increased $222,000 or 4% in the quarter and $637,000 or 4% in the nine months, primarily reflecting portfolio growth, partially offset by the repricing of the portfolios to lower current market interest rates, and the sourcing of loans to Medallion Bank. The yield on the investment portfolio was 8.94% in the 2014 quarter, up 10% from 8.13% in 2013, and was 8.21% in the 2014 nine months, up 11% from 7.37% in the 2013 nine months. Excluding the extra interest and dividends, the 2014 third quarter and nine month yields were down 5% and 3% to 4.29% and 4.37%, from 4.51% and 4.52% in the 2013 quarter and nine months, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were up 10% to $504,920,000 in the 2014 quarter and up 8% to $493,350,000 in the nine months, from $460,579,000 and $457,887,000 in the year ago periods, primarily reflecting portfolio growth, partially offset by loan participations sold and loan payments received.

Medallion loans were $303,502,000 at quarter end, up $11,957,000 or 4% from $291,545,000 a year ago, representing 60% of the investment portfolio compared to 63% a year ago, and were yielding 4.06%, compared to 4.08% a year ago, reflecting the bottoming of current market interest rates. The increase in outstandings primarily reflected portfolio growth in New York, Boston, and Newark, partially offset by a decline in the Chicago and other markets. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $716,726,000 at quarter end, up $51,307,000 or 8% from $665,419,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank. The commercial loan portfolio was $64,256,000 at quarter end, compared to $63,061,000 a year ago, an increase of $1,195,000 or 2%, and represented 13% of the investment portfolio compared to 14% a year ago. The increase primarily reflected growth in the high-yield mezzanine and other secured commercial loan portfolios, partially offset by a decrease in the asset-based loan portfolio. Commercial loans yielded 11.49% at quarter end, up 2% from 11.23% a year ago, primarily reflecting changes in the portfolio mix. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $107,459,000 at quarter end, down $7,542,000 or 7% from $115,001,000 a year ago, primarily reflecting the changes described above, and further decreases and reserve increases in the asset-based loan portfolio at Medallion Bank. Approximately $11,202,000 of asset-based loans ($7,841,000 after valuation adjustments) has been reclassified to other assets awaiting the outcome of legal proceedings as described further on page 44. Investments in Medallion Bank and other controlled subsidiaries were $127,708,000 at quarter end, up $25,331,000 or 25% from $102,377,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments, capital contributions made, and net appreciation, and which represented 25% of the investment portfolio, compared to 22% a year ago, and which yielded 10.57% at quarter end, compared to 12.21% a year ago, reflecting the dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $7,828,000 at quarter end, up $1,442,000 or 23% from $6,386,000 a year ago, primarily reflecting portfolio appreciation and acquisitions, partially offset by portfolio dispositions and distributions, and which represented 2% of the investment portfolio, compared to 1% a year ago, and had a dividend yield of 0.61%, compared to 0.89% a year ago. Investment securities were zero at both quarter ends. See page 41 for a table that shows balances and yields by type of investment.

Interest expense was $2,222,000 and $6,282,000 in the 2014 quarter and nine months, up $130,000 or 6% and $3,000 from $2,092,000 and $6,279,000 in the 2013 periods. The increase in interest expense was primarily due to higher cost of funds, and in the quarter also to increased borrowing levels. The cost of borrowed funds was 2.68% and 2.70% in the 2014 quarter and nine months, compared to 2.59% and 2.65% in the year ago periods, increases of 3% and 2%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was up 3% to $328,731,000 for the 2014 quarter, and was down 2% to $310,751,000 in the nine months, compared to $320,546,000 and $316,624,000 in the year ago periods, primarily reflecting increased borrowings to fund portfolio growth. See page 48 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $9,157,000 and $24,007,000 and the net interest margin was 7.20% and 6.51% for the 2014 third quarter and nine months, up $1,814,000 or 25% and $5,062,000 or 27% from $7,343,000 and $18,945,000 a year ago, which represented net interest margins of 6.33% and 5.53%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $136,000 and $435,000 in the 2014 third quarter and nine months, down $45,000 or 25% and $369,000 or 46% from $181,000 and $804,000 a year ago, primarily reflecting lower prepayment fees and late charges, partially offset by higher management fee income.

Operating expenses were $4,065,000 and $11,962,000 in the 2014 third quarter and nine months, up $956,000 or 31% and up $833,000 or 7% from $3,109,000 and $11,129,000 in the 2013 periods. Salaries and benefits expense was $2,906,000 and $8,431,000 in the third quarter and nine months, up $537,000 or 23% and $1,166,000 or 16% from $2,369,000 and $7,265,000 in 2013, primarily reflecting higher salaries, bonus accruals, stock-based compensation expense, and health insurance costs, partially offset by higher salary deferrals related to loan originations, and in the nine months, also by higher payroll taxes and lower salary deferrals related to loan originations. Professional fees were $70,000 and $623,000 in the quarter and nine months, up $175,000 and down $668,000 or 52% from ($105,000) and $1,291,000 a year ago, primarily reflecting the 2013 reimbursements from unconsolidated portfolio companies of legal fees associated with the realization of certain portfolio investments, and in the nine months, also by lower legal fees and consultant and accounting costs associated with 2013 efforts on the realization of certain portfolio investments, other legal matters, and various investment activities, portfolio valuations, and assistance with enhancements to the operating environment. Occupancy expense was $207,000 and $588,000 in the quarter and nine months, up $12,000 or 6% and $1,000 from $195,000 and $587,000 in the 2013 periods, reflecting a relatively stable rent environment. Other operating expenses of $882,000 and $2,320,000 in 2014 were up $232,000 or 36% and $334,000 or 17% from $650,000 and $1,986,000 a year ago, primarily reflecting higher franchise taxes, computer, and other operating expenses, partially offset by higher expense reimbursements from Medallion Bank.

Income tax expense was $0 in the 2014 and 2013 third quarters and nine months.

Net change in unrealized appreciation on investments was $1,659,000 and $9,135,000 in the 2014 third quarter and nine months, compared to $2,578,000 and $11,013,000 in the 2013 third quarter and nine months, a decrease in appreciation of $919,000 or 36% in the quarter and $1,878,000 or 17% in the nine months. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $1,723,000 and appreciation of $20,000 in the 2014 quarter and nine months, compared to appreciation of $894,000 and $7,423,000 in the 2013 periods, resulting in decreased appreciation of $2,617,000 and $7,403,000 in the 2014 quarter and nine months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2014 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $3,382,000 ($9,115,000 in the nine months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $99,000 ($425,000 in the nine months), net unrealized appreciation on equity investments of $64,000 ($937,000 of appreciation in the nine months), net appreciation on other assets of $0 ($1,141,000 in the nine months), and reversals of unrealized depreciation associated with equity investments which were sold of $0 ($674,000 in the nine months), partially offset by net unrealized depreciation on loans of $1,173,000 ($1,493,000 in the nine months) and net depreciation on foreclosed property of $713,000 ($1,664,000 in the nine months). The 2013 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $1,684,000 ($3,590,000 in the nine months), net appreciation on foreclosed property of $475,000 ($6,340,000 in the nine months), reversals of unrealized depreciation associated with equity investments which were charged off of $365,000 ($365,000 in the nine months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $234,000 ($234,000 in the nine months), and by net unrealized appreciation on loans of $277,000 ($160,000 in the nine months), partially offset net unrealized depreciation on equity investments of $457,000 ($324,000 of appreciation in the nine months). The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $4,000,000 and $10,000,000 in the 2014 third quarter and nine months, and were $3,000,000 and $8,500,000 in the comparable 2013 periods.

Our net realized losses on investments were $193,000 and $1,051,000 in the 2014 quarter and nine months, compared to $596,000 and $515,000 in the 2013 quarter and nine months, a decrease in realized losses of $403,000 or 68% in the quarter and an increase of $536,000 in the nine months. The 2014 activity reflected the reversals described in the unrealized paragraph above and net direct chargeoffs of loans of $94,000 ($1,000 in the nine months), partially offset by other gains on equity investments of $0 ($49,000 in the nine months). The 2013 activity reflected the reversals described in the unrealized paragraph above, partially offset by net direct recoveries of $3,000 ($84,000 in the nine months).

Our net realized/unrealized gains on investments were $1,466,000 and $8,084,000 in the 2014 quarter and nine months, compared to $1,982,000 and $10,498,000 in the 2013 periods, a decrease of $516,000 or 26% and $2,414,000 or 23% in net gains in the 2014 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $62,485,000 with a weighted average interest rate of 3.98%, constituting 19% of our total indebtedness as of September 30, 2014. Also, as of September 30, 2014, portions of the adjustable rate debt with banks repriced at intervals of as long as 90 days, and certain of the certificates of deposit were for terms of up to 59 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2014, compared to the respective positions at the end of 2013 and 2012. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2014 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$3,070	$—	$—	$—	$—	$—	$—	$3,070
Adjustable rate	3,168	48	490	—	—	—	—	3,706
Fixed-rate	32,837	137,931	132,070	42,308	14,246	8,097	1,292	368,781
Cash	58,257	—	—	—	—	—	—	58,257

Total earning assets	$97,332	$137,979	$132,560	$42,308	$14,246	$8,097	$1,292	$433,814

Interest bearing liabilities
Revolving lines of credit	$127,633	$—	$—	$—	$—	$—	$—	$127,633
Notes payable to banks	84,005	222	28,464	—	—	—	—	112,691
SBA debentures	13,000	—	—	—	3,000	—	46,485	62,485
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$257,638	$222	$28,464	$—	$3,000	$—	$46,485	$335,809

Interest rate gap	($160,306)	$137,757	$104,096	$42,308	$11,246	$8,097	($45,193)	$98,005

Cumulative interest rate gap (2)	($160,306)	($22,549)	$81,547	$123,855	$135,101	$143,198	$98,005	—

December 31, 2013 (2)	($143,126)	($72,980)	$78,325	$122,575	$146,584	$143,584	$102,071	—
December 31, 2012 (2)	($181,961)	($163,542)	$8,504	$45,211	$78,313	$81,009	$63,129	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (37%), (34%), and (47%), as of September 30, 2014, and December 31, 2013 and 2012, and was (21%), (28%), and (40%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($51,649) or (12%) at September 30, 2014, compared to ($30,301) or (7%) and ($75,090) or (19%) at December 31, 2013 and 2012, and was ($51,380) or (4% ), ($97,043) or (8%), and ($213,406) or (19%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $433,814,000 and interest rate sensitive liabilities were $335,809,000 at September 30, 2014. The one-year cumulative interest rate gap was a negative $160,306,000 or 37% of interest rate sensitive assets, compared to a negative $143,126,000 or 34% at December 31, 2013 and $181,961,000 or 47% at December 31, 2012. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $51,649,000 or 12% at September 30, 2014. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,373,422,000 and interest rate sensitive liabilities were $1,141,695,000 at September 30, 2014. The one year cumulative interest rate gap was a negative $293,293,000 or 21% of interest rate sensitive assets, compared to a negative $341,843,000 or 28% and $442,219,000 or 40% at December 31, 2013 and 2012. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $51,380,000 or 4% at September 30, 2014.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $230,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2017. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $43,000 and $57,000 for the three and nine months ended September 30, 2014, and $41,000 for the nine months ended September 30, 2013, and all are carried at $0 on the balance sheet at September 30, 2014 and December 31, 2013.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $150,000,000 revolving line of credit with DZ Bank had $22,367,000 of availability, $66,500,000 was available under revolving credit agreements with commercial banks, and there were $6,000,000 of unfunded commitments from the SBA.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company, has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $19,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at September 30, 2014. See Note 4 to the consolidated financial statements on page 18 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$127,633	38%	1.84%
Notes payable to banks	112,691	33	2.52
SBA debentures	62,485	19	3.98
Preferred securities	33,000	10	2.36

Total outstanding debt	$335,809	100%	2.52

Deposits and other borrowings at Medallion Bank	805,886	—	0.82%

Total outstanding debt, including Medallion Bank	$1,141,695	—	1.32

(1)	Weighted average contractual rate as of September 30, 2014.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2014.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$—	$—	$127,633	$—	$—	$—	$127,633
Notes payable to banks	28,699	56,917	27,075	—	—	—	112,691
SBA debentures	6,500	—	—	—	3,000	52,985	62,485
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$35,199	$56,917	$154,708	$—	$3,000	$85,985	$335,809

Deposits and other borrowings at Medallion Bank	303,902	203,278	145,103	102,515	51,088	—	805,886

Total, including Medallion Bank	$339,101	$260,195	$299,811	$102,515	$54,088	$85,985	$1,141,695

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of September 30, 2014 by $1,274,000 on an annualized basis, compared to a positive impact of $1,311,000 at December 31, 2013, and the impact of such an immediate increase of 1% over a one year period would have been ($2,018,000) at September 30, 2014, compared to ($2,007,000) at December 31, 2013. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2014. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	9/30/2014 Total	12/31/2013
Cash	$36,436	$5,621	$5,330	$1,894	$8,976	$—	$58,257	$52,172
Bank loans	146,409	32,530	—	—	252	—	179,191	$160,483
Amounts undisbursed	58,500 (1)	8,000	—	—	—	—	66,500	72,500
Amounts outstanding	87,909	24,530	—	—	252	—	112,691	87,983
Average interest rate	2.33%	3.16%	—	—	7.24%	—	2.52%	2.89%
Maturity	1/15-11/16	2/16-12/16	—	—	2/15-4/17	—	1/15-4/17	5/14-12/16
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	2.36%	—	—	—	—	—	2.36%	2.37%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	150,000	—	—	—	—	150,000	$150,000
Amounts undisbursed	—	22,367	—	—	—	—	22,367	18,010
Amounts outstanding	—	127,633	—	—	—	—	127,633	131,990
Average interest rate	—	1.84%	—	—	—	—	1.84%	1.14%
Maturity	—	12/16	—	—	—	—	12/16	12/16
SBA debentures	—	—	30,500	—	37,985	—	68,485	$64,485
Amounts undisbursed	—	—	6,000	—	—	—	6,000	2,500
Amounts outstanding	—	—	24,500	—	37,985	—	62,485	61,985
Average interest rate	—	—	3.71%	—	4.15%	—	3.98%	4.17%
Maturity	—	—	9/15-3/25	—	3/15-9/23	—	3/15-3/25	3/14-3/24

Total cash and amounts remaining undisbursed under credit facilities	$94,936	$35,988	$11,330	$1,894	$8,976	$—	$153,124	$145,182

Total debt outstanding	$120,909	$152,163	$24,500	$—	$38,237	$—	$335,809	$314,958

Including Medallion Bank
Cash	—	—	—	—	—	$20,932	$20,932	$17,467
Deposits and other borrowings	—	—	—	—	—	805,886	805,886	682,337
Average interest rate	—	—	—	—	—	0.82%	0.82%	0.65%
Maturity	—	—	—	—	—	10/14-9/19	10/14-9/19	1/14-12/18

Total cash and amounts remaining undisbursed under credit facilities	$94,936	$35,988	$11,330	$1,894	$8,976	$20,932	$174,056	$162,649

Total debt outstanding	$120,909	$152,163	$24,500	$—	$38,237	$805,886	$1,141,695	$997,295

(1)	$41,500 of this availability can be used by MFC.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $22,367,000 under our revolving credit agreement with DZ Bank as of September 30, 2014. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of a company’s ability to continue as a going concern within one year of the date the financial statements are issued. The company must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. As the update impacts disclosures only, it will have no impact on our financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40)”. The update requires that certain government-guaranteed mortgage loans, including those guaranteed by the FHA, be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure of loans that meet these criteria, a separate receivable should be recorded based on the amount of the loan balance expected to be recovered from the guarantor. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. We do not make government-guaranteed mortgage loans, and as a result believes the adoption of the standard will have no impact on our financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-13, “Consolidation – (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing”. ASU 2014-13 provides an alternative to Topic 820 for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate any differences between their respective fair values. In the event a reporting entity does not elect to utilize the measurement alternative, the update clarifies that the fair value of the financial assets and liabilities of the consolidated collateralized financing entity should be measured using the requirements of Topic 820 and any differences should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). This update is effective for periods beginning after December 15, 2015. As a RIC, we already follow Topic 820 in our fair valuation processes, and as a result does not believe this update will have an impact on our financial condition or results of operations.

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

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The update is effective for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements and related disclosures.

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

Common Stock

Our common stock is quoted on NASDAQ under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 4, 2014, there were approximately 303 holders of record of our common stock.

On November 4, 2014, the last reported sale price of our common stock was $11.30 per share, which represented a premium of 2% to the net asset value per share reported by us as of September 30, 2014. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

	DISTRIBUTIONS DECLARED	HIGH	LOW
2014
Third Quarter	$0.24	$12.73	$11.14
Second Quarter	0.24	14.23	11.58
First Quarter	0.24	14.56	13.08

2013
Fourth Quarter	$0.23	$17.74	$14.31
Third Quarter	0.23	15.11	14.06
Second Quarter	0.22	15.78	13.13
First Quarter	0.22	13.60	12.01

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through September 30, 2014	—	—	—	20,000,000

Total	1,580,615	8.84	1,580,615

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, and which was further increased to a total of $20,000,000 in July 2014. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2014, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2014 and are to conclude 180 days after the commencement of the purchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2014. In addition, based on our evaluation as of September 30, 2014, there have been no changes that occurred during the 2014 nine months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2014, we had $335,809,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.52% at September 30, 2014, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $805,886,000 of outstanding indebtedness at a weighted average borrowing cost of 0.82%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in foreclosed properties on the consolidated balance sheet, are non-qualifying assets. As of September 30, 2014, the percentage of our total assets that were invested in non-qualifying assets were up to 25% on an unconsolidated basis and up to 29% on a consolidated basis.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of September 30, 2014, our largest investment subject to this test was our investment in Medallion Bank, representing 22% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

The majority of our loan portfolio is comprised of fixed-rate loans. Abrupt increase in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at higher prevailing interest rate.

Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is below its cost basis. As of September 30, 2014, our net unrealized depreciation on investments other than in controlled subsidiaries, foreclosed properties, and other assets was $6,068,000 or 1.19% of our investment portfolio.

Uncertainty relating to the reporting of collateral values for our loans may adversely affect the value of our portfolio.

Medallion loans and the asset-based portion of the commercial loan portfolio are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect us against losses. Collateral values for medallion loans reflect recent sales prices and are typically obtained from the regulatory agency in a particular local market. Collateral values for asset based loans are confirmed through daily analysis of funds availability based on cash collection and receivables agings, confirmations obtained from a borrower’s underlying customers, and field examinations by us or third parties engaged by us. We rely on the integrity of the collateral value benchmarks obtained by the applicable regulatory agencies and other third parties. If these benchmarks are artificially influenced by market participants we could suffer losses. A significant downward movement in collateral values would have a negative impact on our valuation analysis and could result in a significantly lower fair market value measurement of our portfolio.

We require an objective benchmark in determining the fair value of our portfolio. If the benchmarks that we currently use are deemed to be unreliable, we will need to use other intrinsic factors in determining the collateral values for our loans.

We are subject to certain financial covenants and other restrictions under our loan and credit arrangements, which could affect our ability to finance future operations or capital needs or to engage in other business activities.

Our loan and credit agreements contain financial covenants and other restrictions relating to tangible net worth, net income, leverage ratios, shareholders’ equity and collateral values. Our ability to meet these financial covenants and restrictions could be affected by events beyond our control, such as a substantial decline in collateral values. A breach of these covenants could result in an event of default under the applicable debt instrument. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under the credit agreements would permit the lenders under our credit facilities to terminate all commitments to extend further credit under the facilities. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of the related notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Based on the foregoing factors, the operating and financial restrictions and covenants in our current credit agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of September 30, 2014 by approximately $1,274,000 on an annualized basis, compared to a positive impact of $1,311,000 at December 31, 2013, and the impact of such an immediate increase of 1% over a one year period would have been approximately

($2,018,000) at September 30, 2014, compared to ($2,007,000) at December 31, 2013. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of September 30, 2014, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At September 30, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The one remaining loan is still outstanding. See page 44 for additional information regarding this matter.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

10.1	Commitment Letter, dated September 2, 2014, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 9, 2014. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of September 30, 2014 and December 31, 2013. Filed herewith.

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

Date: November 5, 2014

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall Senior Vice President and Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.