Form 10-K
period 2014-12-31
MEDALLION FINANCIAL CORP
filed 2015-03-11
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2014 was $271,848,343.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 10, 2015 was 24,771,864.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2014, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2014 FORM 10-K ANNUAL REPORT

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

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 3% (9% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,497,000,000 as of December 31, 2014 and $1,330,000,000 as of December 31, 2013, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $230,000,000 or $13.31 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $445,530,000 as of December 31, 2014. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the Investment Company Act of 1940, or the 1940 Act.

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

We are managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals. Alvin Murstein, our chairman and chief executive officer, has over 50 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses. Andrew M. Murstein, our president, has over 25 years of experience and is the third generation in his family to participate in the business.

Below is our organizational structure reflecting our consolidated and unconsolidated subsidiaries.

(1)	An SBIC and a RIC which originates and services taxicab medallion and commercial loans.
(2)	An SBIC which is our primary taxicab medallion lending company.
(3)	An SBIC and a RIC which conducts a mezzanine financing business.
(4)	Formed for the purpose of holding and managing equity investments in a racing team, an equipment manufacturing business, and an airport and food retail business.
(5)	Formed for the purpose of holding foreclosed real estate.
(6)	Formed for the purpose of owning medallion loans originated by Medallion Funding.
(7)	Formed for the purpose of holding an equity investment in a racing team.
(8)	Formed for purpose of owning and leasing repossessed Chicago taxicab medallions.
(9)	Formed for the purpose of issuing unsecured preferred securities to investors.
(10)	Formed for the purpose of holding foreclosed real estate.
(11)	A Utah industrial bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities.
(12)	Formed for the purpose of conducting loan servicing activities.
(13)	Formed for the purpose of engaging in out-of-home media planning and buying, and which was sold in February, 2015.
(14)	Formed for the purpose of holding and managing a hotel investment, and which was sold in March, 2015.
(15)	Formed for the purpose of holding an equity investment in a professional lacrosse team.
(16)	Formed for the purpose of engaging in general consulting services.
(17)	Formed for the purpose of engaging in art dealing.

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, motorcycles, and trailers, and to finance small scale home improvements.

The following chart shows the components of our $1,310,685,000 managed net investment portfolio as of December 31, 2014.

(Dollars in thousands)	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$311,894	$365,261	$677,155
Commercial loans	71,149	43,255	114,404
Consumer loans	—	472,547	472,547
Investments in Medallion Bank and other controlled subsidiaries	136,848	(125,879)	10,969
Investment securities	—	27,900	27,900
Equity investments	7,710	—	7,710

Net investment portfolio	$527,601	$783,084	$1,310,685

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

Medallion Loans

Taxi medallion loans of $311,894,000 comprised 59% of our $527,601,000 net investment portfolio as of December 31, 2014, compared to $297,861,000 or 63% of our $473,157,000 net investment portfolio as of December 31, 2013. Managed taxi medallion loans of $677,155,000 comprised 52% of our $1,310,685,000 managed net investment portfolio as of December 31, 2014, compared to $645,970,000 or 56% of our $1,144,596,000 managed net investment portfolio as of December 31, 2013. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $704,813,000 as of December 31, 2014, compared to $670,845,000 as of December 31, 2013. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately $3,480,000,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised 68% of the value of the medallion loan portfolio as of December 31, 2014 and 2013, and were 74% on a managed basis. Based on taxi medallion values published by the New York City Taxi and Limousine Commission, or TLC, we estimate that the total value of all of New York City taxicab medallions and related assets such as the vehicle, taximeter, and roof lights exceeded $12.5 billion as of December 31, 2014. We estimate that the total value of all taxicab medallions and related assets in our major US markets exceeded $16.1 billion as of December 31, 2014.

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

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2014. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on page F-30.

(Dollars in thousands)	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	828	74%	3.55%	$501,252
Chicago	279	14	5.00	97,255
Newark	144	5	5.26	32,373
Boston	67	4	4.63	30,616
Cambridge	23	2	4.58	12,445
Other	43	1	7.66	3,975

Total managed medallion loans	1,384	100%	3.93	677,916

Deferred loan acquisition costs				1,080
Unrealized depreciation on loans				(1,841)

Net managed medallion loans				$677,155

(1)	Based on principal balance outstanding at December 31, 2014.

(2)	Based on the contractual rates of the portfolios at December 31, 2014.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City, except as discussed below. As reported by the TLC, individual (owner-driver) medallions sold for approximately $805,000 and corporate medallions sold for approximately $950,000 as of December 31, 2014. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 13,643 medallions outstanding as of December 31, 2014 shall remain divided into 5,740 individual medallions and 7,903 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York City auctioned 600 additional medallions during 2004, 308 during 2006, 89 during 2008, 200 in 2013, and 206 in 2014. The medallions auctioned in 2006 were restricted to hybrid fuel vehicles and wheelchair accessible vehicles. In addition, New York City auctioned an additional 63 medallions for wheelchair accessible vehicles in 2007. There was a 25% fare increase which took effect in May 2004 and a 17% fare increase that took effect in September 2012. The New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pick up street hails in the boroughs outside Manhattan. Pursuant to the law, the TLC began issuing Street Hail Livery licenses in June 2013.

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

Most New York City medallion transfers are handled through approximately 25 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 28% of the loans originated during 2014, and 36% for 2013. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions sold for approximately $299,700 as of December 31, 2014. Pursuant to a municipal ordinance, the number of outstanding medallions is capped at 6,995 as of December 31, 2014. We estimate that the total value of all Chicago medallions and related assets is over $2,166,352,000 as of December 31, 2014.

The Boston Market. We estimate that Boston medallions sold for approximately $500,000 as of December 31, 2014. The number of Boston medallions is capped at 1,825 as of December 31, 2014. We estimate that the total value of all Boston medallions and related assets is over $934,984,000 as of December 31, 2014.

The Newark Market. We estimate that Newark medallions sold for approximately $523,000 as of December 31, 2014. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $317,350,000 as of December 31, 2014.

The Cambridge Market. We estimate that Cambridge medallions sold for approximately $500,000 as of December 31, 2014. The number of Cambridge medallions is 257 as of December 31, 2014. We estimate that the total value of all Cambridge medallions and related assets is over $131,250,000 as of December 31, 2014.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2014, we and Medallion Bank have originated more than 10,423 commercial loans for an aggregate principal amount of approximately $869,636,000. Commercial loans of $71,149,000 comprised 14% of our $527,601,000 net investment portfolio as of December 31, 2014, compared to $60,168,000 or 13% of our $473,157,000 net investment portfolio as of December 31, 2013. Managed commercial loans of $114,404,000 comprised 9% of our $1,310,685,000 net investment portfolio as of December 31, 2014, compared to $112,107,000 or 10% of our $1,144,596,000 managed net investment portfolio as of December 31, 2013. We have worked to increase our commercial loan activity in recent years, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 6% since 1996. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We focus our marketing efforts on the manufacturing, retail trade, information services and other services. The majority of our commercial borrowers are located in the New York metropolitan area and the Midwest. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 595 basis points over the prevailing prime rate at year end, up from 482 basis points over prime at the end of 2013. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged 2.3% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2014. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on page F-30.

(Dollars in thousands)	# of Loans	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial loans
Secured mezzanine	29	47%	12.88%	$55,060
Asset-based	53	37	4.72	44,301
Other secured commercial	70	16	9.00	19,337

Total managed commercial loans	152	100%	9.20	118,698

Deferred loan acquisition income				(49)
Unrealized depreciation on loans				(4,245)

Net managed commercial loans				$114,404

(1)	Based on principal balance outstanding at December 31, 2014.

(2)	Based on the contractual rates of the portfolios at December 31, 2014.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, more than 60% of which are located in the Midwest and Northeast regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $1,000,000 to $5,000,000, and represent approximately 47% of our managed commercial loan portfolio as of December 31, 2014, and were 38% as of December 31, 2013. Frequently, we also receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Asset Based Loans. Through our Medallion Business Credit division, we source, originate, manage, and service asset-based loans to small businesses which require working capital credit facilities ranging from $500,000 to $7,500,000. Medallion Business Credit refers most of its potential commercial loans to Medallion Bank to originate, so that we can benefit from Medallion Bank’s lower cost of funds. Additionally, from time to time, Medallion Business Credit also sells and purchases loan participations to and from independent third party lenders. Together, these loans represent approximately 37% of the managed commercial loan portfolio as of December 31, 2014, and were 48% as of December 31, 2013. These commercial loans are generally secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment, and/or real estate, and are personally guaranteed by the principals. Currently, our clients are mostly located in the New York metropolitan area, and include wholesale trade, transportation and warehousing, health care and social assistance, and other industrial and services businesses. We had successfully established 53 commercial loans as of December 31, 2014.

Other Secured Commercial Loans. We originate, primarily through our subsidiary Freshstart, other commercial loans that are focused on retail trade businesses, which are typically located within 200 miles of New York City. These commercial loans are generally secured by all of the assets of the businesses and are generally personally guaranteed by the principals. Frequently, we receive assignments of lease from our borrowers. The loans generally range in size from under $100,000 to approximately $6,700,000. These loans represented approximately 16% of the managed commercial loan portfolio as of December 31, 2014, and were 14% as of December 31, 2013. Historically, most of the portfolio has consisted of fixed-rate loans.

Consumer Loans. Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $472,547,000 comprised 36% of our $1,310,685,000 managed net investment portfolio as of December 31, 2014, compared to $349,227,000 or 31% of our $1,144,596,000 managed net investment portfolio as of December 31, 2013. The loans are collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements, located in all 50 states. The portfolio is serviced by a large third party servicer. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

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

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with brokers in the medallion market and dealers in the consumer market. We believe that our relationships with brokers and dealers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of broker and dealer relationships in our target markets over the last 50 years. We believe that our management team’s relationships with these brokers and dealers have and will continue to provide us with significant investment opportunities. In 2014, 29% of our managed originated medallion and commercial loans and 100% of our consumer loans were generated by brokers and dealers.

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

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the years indicated.

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Net investments at beginning of year	$1,144,596	$1,048,635	$956,626
Investments originated (1)	469,816	649,776	515,241
Repayments of investments (1)	(288,649)	(532,220)	(406,735)
Net realized losses on investments (2)	(12,290)	(5,163)	(11,081)
Net increase in unrealized appreciation (depreciation) (3)	8,661	(3,841)	4,788
Transfers to other assets/liabilities, net	(8,413)	(9,519)	(7,738)
Amortization of origination costs	(3,036)	(3,072)	(2,466)

Net increase in investments	166,089	95,961	92,009

Net investments at end of year	$1,310,685	$1,144,596	$1,048,635

(1)	Includes refinancings.
(2)	Excludes net realized losses of $74 for the year ended December 31, 2012 related to foreclosed properties.
(3)	Excludes net unrealized appreciation (depreciation) of ($1,759), $6,647, and $9,193 for the years ended December 31, 2014, 2013, and 2012 related to foreclosed properties.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). The portfolio was originated at an approximate loan-to-value ratio range of 50-75%. We estimate that the average loan-to-value ratio of all of the medallion loans was 60% as of December 31, 2014. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a five to twenty-five year schedule, subject to a balloon payment of all outstanding principal at maturity. More recently, we have begun to originate loans with one-to-three year maturities where interest rates are adjusted and a new maturity period set. In most cases, borrowers may prepay medallion loans upon payment of a fee of approximately 1% to 2%.

We generally retain the medallion loans we originate; however, from time to time, we participate or sell shares of some loans or portfolios to interested third party financial institutions. In these cases, we retain the borrower relationships and service the sold loans.

Commercial Loans. We have typically originated commercial loans in principal amounts generally ranging from $100,000 to $7,500,000, and occasionally, have originated loans in excess of that amount. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid with a fee ranging from 30 to 120 days’ interest. The term of, and interest rate charged on, certain of our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

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

Marketing, Origination, and Loan Approval Process

We employ 38 loan originators to originate medallion, commercial, and consumer loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the chief executive officer and/or the chief credit officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with recreational vehicle and boat dealers, and home improvement contractors throughout our market area.

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

The table below summarizes our sources of available funds and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2014. See Note 4 to the consolidated financial statements for additional information about each credit facility.

Consolidated sources of funds (Dollars in thousands)	Total
Cash	$47,083
Bank loans	$179,016
Amounts undisbursed	54,500
Amounts outstanding	124,516
Average interest rate	2.51%
Maturity	1/15-4/17
Preferred securities	$33,000
Average interest rate	2.36%
Maturity	9/37
Lines of credit	$150,000
Amounts undisbursed	27,206
Amounts outstanding	122,794
Average interest rate	1.84%
Maturity	12/16
SBA debentures	$68,485
Amounts undisbursed	—
Amounts outstanding	68,485
Average interest rate	3.71%
Maturity	3/15-3/25

Total cash and amounts remaining undisbursed under credit facilities	$128,789

Total debt outstanding	$348,795

Medallion Bank sources of funds

Cash	$30,372
Deposits and other borrowings	807,940
Average interest rate	0.86%
Maturity	1/15-9/19

Total cash and amounts remaining undisbursed under credit facilities, including Medallion Bank	$159,161

Total debt outstanding, including Medallion Bank	$1,156,735

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

Employees

As of December 31, 2014 we employed 159 persons, including 50 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

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

We will send to each of our US shareholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share basis, the amounts includible in such US shareholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the US federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 20% maximum rate applicable to qualifying dividends). Distributions may also be subject to additional state, local, and foreign taxes depending on a US shareholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the 20% maximum rate applicable to qualifying dividends.

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

Generally, for United States federal income tax purposes, a holder of a warrant that is a US person will recognize taxable gain or loss upon the sale or other disposition of the warrants in an amount equal to the difference between the amounts realized for the warrants and the holder’s tax basis in the warrants. Such gain or loss will generally be treated as capital gain or loss.

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

Dividends paid by us to non-US shareholders are generally subject to withholding at a 30% rate or a reduced rate specified by an applicable income tax treaty to the extent derived from net investment company income. In order to obtain a reduced rate of withholding, a non-US shareholder will be required to provide an IRS Form W-8BEN or W-8BENE certifying its entitlement to benefits under a treaty. The withholding tax does not apply to regular dividends paid to a non-US shareholder who provides a Form W-8ECI, certifying that the dividends are effectively connected with the non-US shareholder’s conduct of a trade or business within the United States. Instead, the effectively connected dividends will be subject to regular US income tax as if the non-US shareholder were a US shareholder. A non-US corporation receiving effectively connected dividends may also be subject to additional “branch profits tax” imposed at a rate of 30% (or lower treaty rate). A non-US shareholder who fails to provide an IRS Form W-8BEN or other applicable form may be subject to backup withholding at the appropriate rate.

In general, US federal withholding tax will not apply to any gain or income realized by a non-US shareholder in respect of any distributions of net long-term capital gains over net short-term capital losses, exempt-interest dividends, or upon the sale or other disposition of shares of our common stock.

For taxable years beginning before January 1, 2015, properly reported dividends are generally exempt from US federal withholding tax where they (i) are paid in respect of our “qualified net interest income” (generally, our US source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). However, depending on its circumstances, a non-US shareholder may report all, some, or none of its potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a non-US shareholder would need to comply with applicable certification requirements relating to its non-US status (including, in general, furnishing an IRS Form W-8BEN or substitute Form). In the case of shares held through an intermediary, the intermediary could withhold even if we designate the payment as qualified net interest income or qualified short-term capital gain. Non-US shareholders should contact their intermediaries with respect to the application of these rules to their accounts.

A 30% withholding tax is currently imposed on dividends, and redemption proceeds paid after December 31, 2016, to foreign financial institutions including non-US investment funds and certain other non-financial foreign entities unless they comply with certain information reporting requirements. To avoid withholding, foreign financial institutions will need to (i) enter into agreements with the IRS that state that they will provide the IRS information, including the names, addresses and taxpayer identification numbers of direct and indirect US account holders, comply with due diligence procedures with respect to the identification of US accounts, report to the IRS certain information with respect to US accounts maintained, agree to withhold tax on certain payments made to non-compliant foreign financial institutions or to account holders who fail to provide the required information, and determine certain other information as to their account holders, or (ii) in the event that an applicable intergovernmental agreement and implementing legislation are adopted, comply with modified requirements including in some cases providing local revenue authorities with similar account holder information. Other foreign entities will need to either provide the name, address, and taxpayer identification number of each substantial US owner or certifications of no substantial US ownership unless certain exceptions apply or agree to provide certain information to other revenue authorities for transmittal to the IRS.

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

Under current SBA Regulations, the maximum rate of interest that Medallion Funding may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2014, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2014, our outstanding medallion loans had a weighted average rate of interest 4.03% and our outstanding commercial loans had a weighted average rate of interest of 11.91%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

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

Regulation of Medallion Bank as an Industrial Bank

In May 2002, we formed Medallion Bank, which received approval from the FDIC for federal deposit insurance in October 2003. Medallion Bank, a Utah-chartered industrial bank, is a depository institution subject to regulatory oversight and examination for safety and soundness by both the FDIC and the Utah Department of Financial Institutions. Under its banking charter, Medallion Bank is empowered to make consumer and commercial loans, and may accept all FDIC-insured deposits other than demand deposits (checking accounts). The creation of Medallion Bank allows us to apply stable and low-cost bank deposit funding for key lending activities throughout our business.

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

We are periodically examined by the SEC for compliance with the 1940 Act. We are examined by the SBA annually for compliance with applicable SBA regulations. We are also periodically examined by the FDIC and the Utah Department of Financial Institutions (DFI). Medallion Bank is examined annually by the FDIC and the Utah Department of Financial Institutions.

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

As of December 31, 2014, we had $348,795,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.49% at December 31, 2014, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $807,940,000 of outstanding indebtedness at a weighted average borrowing cost of 0.86%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in foreclosed properties on the consolidated balance sheet, are non-qualifying assets. As of December 31, 2014, the percentage of our total assets that were invested in non-qualifying assets were up to 26% on an unconsolidated basis and up to 29% on a consolidated basis.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of December 31, 2014, our largest investment subject to this test was our investment in Medallion Bank, representing 22% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is above its cost basis. As of December 31, 2014, our net unrealized appreciation on investments was $4,357,000 or 0.83% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2014 by approximately $1,279,000 on an annualized basis, compared to a positive impact of $1,311,000 at December 31, 2013, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($1,634,000) at December 31, 2014, compared to ($2,007,000) at December 31, 2013. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Risks Relating to Our Investments

Changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion and increased competition could lead to a decrease in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure.

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, the New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law, since June 2013 the TLC has issued approximately 7,900 Street Hail Livery licenses of which 5,900 are active. We do not yet know the impact that these licenses will have on the taxicab industry. In addition, there is uncertainty in the taxi industry associated with increased competition from ridesharing and car service apps. In the event Street Hail Livery licenses and increased competition from ridesharing and car service apps materially reduce the market for taxicab services, income from operating medallions and the value of medallions serving as collateral for our loans could decrease by a material amount. This could increase our loan to value ratios, loan delinquencies, or loan defaults. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $220,000 to $950,000 for corporate medallions and $805,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2012, the value of New York City taxicab medallions was essentially unchanged for individual medallions and decreased 14% for corporate medallions.

We own 159 taxicab medallions that were purchased out of foreclosure. In addition, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. Since we acquired the Chicago medallions in 2003, they have appreciated in value from $50,000 to approximately $299,700. However, there has been a recent decline in the value of Chicago taxicab medallions. Since December 31, 2012, the value of Chicago taxicab medallions decreased 17%.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of December 31, 2014, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At December 31, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The one remaining loan is still outstanding. See page 43 for additional information regarding this matter.

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

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2009 and compares the Company’s Common Stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2009 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulative Total Return

Based on Initial Investment of $100 on December 31, 2008

with dividends reinvested

300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/09
12/10
12/11
12/12
12/13
12/14
Medallion Financial Corp.
Nasdaq (US) Index
Russell 2000 Index

Our common stock is quoted on NASDAQ under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 10, 2015, there were approximately 325 holders of record of our common stock.

On March 10, 2015, the last reported sale price of our common stock was $10.30 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the NASDAQ.

2014	DISTRIBUTIONS DECLARED	HIGH	LOW
Fourth Quarter	$0.24	$11.84	$9.70
Third Quarter	0.24	12.73	11.14
Second Quarter	0.24	14.23	11.58
First Quarter	0.24	14.56	13.08

2013
Fourth Quarter	$0.23	$17.74	$14.31
Third Quarter	0.23	15.11	14.06
Second Quarter	0.22	15.78	13.13
First Quarter	0.22	13.60	12.01

Information about our equity compensation plans is incorporated by reference in all information under the caption “Equity Compensation Plan Information” included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2015.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through December 31, 2014	576,143	10.21	576,143	14,120,043

Total	2,156,758	9.20	2,156,758

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, and which was further increased to a total of $20,000,000 in July 2014. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2014, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2014 and are to conclude 180 days after the commencement of the purchases.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

	Year ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Statement of operations
Investment income	$41,068	$34,929	$32,344	$37,227	$37,253
Interest expense	8,543	8,361	10,858	13,538	14,585

Net interest income	32,525	26,568	21,486	23,689	22,668
Noninterest income	509	1,282	1,135	1,185	3,533
Operating expenses (1)	17,889	15,661	13,856	14,111	16,328

Net investment income before income taxes	15,145	12,189	8,765	10,763	9,873
Income tax (provision) benefit	—	—	—	—	—

Net investment income after income taxes	15,145	12,189	8,765	10,763	9,873
Net realized gains (losses) on investments	(5,607)	692	(6,731)	(546)	(7,638)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (2)	15,643	5,060	7,896	7,668	12,535
Net change in unrealized appreciation (depreciation) on investments (2)	3,511	7,835	14,587	1,278	(3,491)

Net increase in net assets resulting from operations	$28,692	$25,776	$24,517	$19,163	$11,279

Per share data
Net investment income	$0.60	$0.55	$0.43	$0.61	$0.56
Income tax (provision) benefit	—	—	—	—	—
Net realized gains (losses) on investments	(0.22)	0.03	(0.33)	(0.03)	(0.43)
Net change in unrealized appreciation on investments (2)	0.76	0.58	1.11	0.51	0.51

Net increase in net assets resulting from operations	$1.14	$1.16	$1.21	$1.09	$0.64

Distributions declared per share	$0.96	$0.90	$0.85	$0.74	$0.61

Weighted average common shares outstanding
Basic	24,850,496	21,850,415	19,912,883	17,426,097	17,501,414
Diluted	25,073,323	22,225,783	20,180,694	17,659,831	17,631,928

Balance sheet data
Net investments	$527,601	$473,157	$455,010	$451,835	$483,516
Total assets	632,287	595,053	543,465	537,031	550,312
Total funds borrowed	348,795	314,958	322,770	357,779	380,532
Total liabilities	357,617	321,558	327,147	365,527	387,547
Total shareholders’ equity	274,670	273,495	216,318	171,504	162,765

Managed balance sheet data (3)
Net investments	$1,310,685	$1,144,596	$1,048,635	$956,626	$946,343
Total assets	1,469,751	1,305,809	1,174,124	1,080,239	1,041,729
Total funds borrowed	1,156,735	997,295	924,921	872,108	849,489
Total liabilities	1,195,081	1,032,314	957,806	908,735	878,964

	Year ended December 31,
	2014	2013	2012	2011	2010
Selected financial ratios and other data
Return on average assets (ROA) (4) (13)
Net investment income after taxes	2.51%	2.19%	1.68%	2.01%	1.82%
Net increase in net assets resulting from operations	4.75	4.64	4.69	3.57	2.08
Return on average equity (ROE) (5) (13)
Net investment income after taxes	5.48	5.40	4.44	6.46	6.11
Net increase in net assets resulting from operations	10.39	11.42	12.41	11.49	6.98

Weighted average yield	8.25%	7.60%	7.37%	8.01%	7.91%
Weighted average cost of funds	1.71	1.82	2.48	2.91	3.10

Net interest margin (6)	6.54	5.78	4.89	5.10	4.81

Noninterest income ratio (7) (13)	0.10	0.28	0.26	0.26	0.75
Total expense ratio (1) (8) (13)	5.31	5.23	5.63	5.95	6.56
Operating expense ratio (1)(9) (13)	3.60	3.41	3.16	3.04	3.47

As a percentage of net investment portfolio
Medallion loans	59%	63%	65%	68%	67%
Commercial loans	14	13	12	12	16
Investment in Medallion Bank and other controlled subsidiaries	26	23	22	19	16
Equity investments	1	1	1	1	1
Investment securities	—	—	—	—	—

Investments to assets (10)	83%	80%	84%	84%	88%
Equity to assets (11)	43	46	40	32	30
Debt to equity (12)	127	115	149	209	234

(1)	Includes $1,312 of expense reversals related to the costs of winding up the operations of Sports Properties Acquisition Corporation, or SPAC, and National Security Solutions, Inc., or SPAC2, in 2010 that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC. Excluding these amounts, the total expense ratio was 6.91% and the operating expense ratio was 3.81% for 2010.

(2)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.

(3)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.

(4)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.

(5)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.

(6)	Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $4,160 in 2014, $2,326 in 2013, $444 in 2012, $4,070 in 2011, and $2,678 in 2010, and also included dividends from Medallion Bank of $15,000 in 2014, $12,000 in 2013, $10,500 in 2012, $5,500 in 2011, and $4,000 in 2010. On a managed basis, combined with Medallion Bank, the net interest margin was 7.49%, 6.66%, 6.31%, 6.68%, and 6.59% for 2014, 2013, 2012, 2011, and 2010.

(7)	Noninterest income ratio represents noninterest income divided by average interest earning assets.

(8)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(9)	Operating expense ratio represents operating expenses divided by average interest earning assets.

(10)	Represents net investments divided by total assets as of December 31.

(11)	Represents total shareholders’ equity divided by total assets as of December 31.

(12)	Represents total funds borrowed divided by total shareholders’ equity as of December 31.

(13)	In December 2010, MSC assumed our servicing obligations, and as a result, servicing fee income of $5,946, $5,920, $6,066, and $5,492, and operating expenses of $6,005, $5,841, $6,359, and $5,659, which formerly were ours, were now MSC’s for the years ended December 31, 2014, 2013, 2012, and 2011. Excluding the impact of the MSC amounts, the 2014 ROA and ROE on net investment income after taxes were 2.50% and 5.46%, and the noninterest income, total expense, and operating expense ratios were 1.30%, 6.52%, and 4.80%; and the comparable amounts for 2013 were 2.19%, 5.39%, 1.57%, 6.50%, and 4.68%, and for 2012 were 1.62%, 4.29%, 1.64%, 7.08%, and 4.60%, and for 2011 were 1.98%, 6.36%, 1.44%, 7.17%, and 4.21%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2014, 2013, and 2012. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 21. Additionally, more information about our business activities can be found in “Business”.

CRITICAL ACCOUNTING POLICIES

The SEC has issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by us include valuation of loans, equity investments, and investments in subsidiaries, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2014 are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 3% (9% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,497,000,000 as of December 31, 2014 and $1,330,000,000 as of December 31, 2013, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $445,530,000 as of December 31, 2014. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

	December 31, 2014		December 31, 2013		December 31, 2012
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	3.60%	$213,099	3.52%	$202,954	3.96%	$208,564
Chicago	4.97	39,280	4.94	42,175	5.28	40,405
Boston	4.69	27,277	4.91	23,622	5.47	19,713
Newark	5.28	25,043	5.58	21,681	6.70	17,342
Cambridge	4.80	6,006	5.06	6,008	5.74	5,260
Other	6.59	814	6.52	1,178	6.70	2,899

Total medallion loans	4.03	311,519	4.02	297,618	4.46	294,183

Deferred loan acquisition costs		375		243		205
Unrealized depreciation on loans		—		—		—

Net medallion loans		$311,894		$297,861		$294,388

Commercial loans
Secured mezzanine	12.88%	$55,059	11.69%	$46,100	13.04%	$49,456
Asset based	5.82	3,633	5.32	7,803	5.79	7,631
Other secured commercial	9.91	15,506	9.89	13,336	8.01	7,754

Total commercial loans	11.91	74,198	10.60	67,239	11.59	64,841

Deferred loan acquisition income		(100)		(79)		(78)
Unrealized depreciation on loans		(2,949)		(6,992)		(7,844)

Net commercial loans		$71,149		$60,168		$56,919

Investment in Medallion Bank and other controlled subsidiaries	11.44%	$131,150	11.13%	$107,809	10.60%	$99,083

Unrealized appreciation on subsidiary investments		5,698		814		—

Investment in Medallion Bank and other controlled subsidiaries, net		$136,848		$108,623		$99,083

Equity investments	0.86%	$6,102	0.86%	$6,124	1.66%	$4,576

Unrealized appreciation on equities		1,608		381		44

Net equity investments		$7,710		$6,505		$4,620

Investment securities	—%	$—	—%	$—	—%	$—

Investments at cost (2)	6.97%	$522,969	6.51%	$478,792	6.75%	$462,683

Deferred loan acquisition costs		275		164		127
Unrealized appreciation on equities		7,306		1,195		44
Unrealized depreciation on loans		(2,949)		(6,992)		(7,844)

Net investments		$527,601		$473,157		$455,010

Medallion Bank investments
Consumer loans	14.71%	$478,027	15.67%	$353,355	16.81%	$264,691
Medallion loans	3.84	366,397	3.77	349,015	4.17	337,108
Commercial loans	4.68	44,499	4.91	53,786	4.94	70,103
Investment securities	2.53	27,376	2.47	24,925	2.37	20,951

Medallion Bank investments at cost (2)	9.51	916,299	9.19	781,081	9.02	692,853

Deferred loan acquisition costs		9,937		9,553		7,019
Unrealized appreciation (depreciation) on investment securities		252		(803)		835
Premiums paid on purchased securities		272		342		336
Unrealized depreciation on loans		(17,797)		(16,434)		(14,636)

Medallion Bank net investments		$908,963		$773,739		$686,407

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.

(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.46%, 8.05%, and 8.02% at December 31, 2014, 2013, and 2012.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at December 31, 2014 was 6.97% (5.55% for the loan portfolio), an increase of 48 basis points from 6.49% at December 31, 2013, which was a decrease of 26 basis points from 6.75% at December 31, 2012. The weighted average yield of the total managed portfolio at December 31, 2014 was 8.27% (8.46% for the loan portfolio), an increase of 42 basis points from 7.85% at December 31, 2013, which was an increase of 2 basis points from 7.83% at December 31, 2012. The increase from 2013 was attributed by increased yield in our investment in Medallion Bank and other controlled subsidiaries, and the decrease from 2012 reflected lower yields received on the portfolios as loans repriced.

Medallion Loan Portfolio

Our medallion loans comprised 59% of the net portfolio of $527,601,000 at December 31, 2014, compared to 63% of the net portfolio of $473,157,000 at December 31, 2013, and 65% of $455,010,000 at December 31, 2012. Our managed medallion loans of $677,155,000 comprised 52% of the net managed portfolio of $1,310,685,000 at December 31, 2014, compared to 56% the net managed portfolio of $1,144,596,000 at December 31, 2013, and 60% of $1,048,635,000 at December 31, 2012. The medallion loan portfolio increased by $14,033,000 or 5% in 2014 (and increased by $31,185,000 or 5% on a managed basis), primarily reflecting strong portfolio growth in the New York market, and increases in loan participations sold. The increase in the managed portfolio was primarily driven by increases in the major markets, particularly in New York. Total medallion loans serviced for third parties were $27,658,000, $24,875,000, and $57,676,000 at December 31, 2014, 2013, and 2012.

The weighted average yield of the medallion loan portfolio at December 31, 2014 was 4.03%, an increase of 1 basis point from 4.02% at December 31, 2013, which was a decrease of 44 basis points from 4.46% at December 31, 2012. The weighted average yield of the managed medallion loan portfolio at December 31, 2014 was 3.93%, an increase of 4 basis points from 3.89% at December 31, 2013, which was a decrease of 42 basis points from 4.31% at December 31, 2012. The slight changes in 2014 reflected changes in the portfolio mix. At December 31, 2014, 32% of the medallion loan portfolio represented loans outside New York, compared to 32% and 29% at year-end 2013 and 2012. At December 31, 2014, 26% of the managed medallion loan portfolio represented loans outside New York, compared to 26% and 22% at year-end 2013 and 2012. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 14% of the net investment portfolio as of December 31, 2014, compared to 13% and 12% at December 31, 2013 and 2012, and were 9%, 10%, and 12% on a managed basis. Commercial loans increased by $10,981,000 or 18% during 2014 (increased by $2,298,000 or 2% on a managed basis), primarily reflecting growth in the other secured commercial and high-yield mezzanine loan portfolios, partially offset by decreases in the asset-based portfolio. Net commercial loans serviced by third parties were $118,000, $255,000, and $12,575,000 at December 31, 2014, 2013, and 2012.

The weighted average yield of the commercial loan portfolio at December 31, 2014 was 11.91%, an increase of 131 basis points from 10.60% at December 31, 2013, which was down 99 basis points from 11.59% at December 31, 2012. The weighted average yield of the managed commercial loan portfolio at December 31, 2014 was 9.20%, an increase of 113 basis points from 8.07% at December 31, 2013, which was down 6 basis points from 8.13% at December 31, 2012. The increases primarily represented the greater proportion of higher yielding mezzanine loans in the portfolio. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At December 31, 2014, variable-rate loans represented 6% of the commercial portfolio, compared to 12% and 13% at December 31, 2013 and 2012, and were 38%, 49%, and 56% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 36% of the managed net investment portfolio as of December 31, 2014, compared to 31% and 25% at December 31, 2013 and 2012. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers and home improvements located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 14.71% at December 31, 2014, compared to 15.67% and 16.81% at December 31, 2013 and 2012. Adjustable rate loans represented 37% of the managed consumer portfolio at December 31, 2014, compared to 68% and 76% at December 31, 2013 and 2012.

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

The following table shows the trend in loans 90 days or more past due as of December 31.

	2014		2013		2012
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$—	0.0%	$—	0.0%	$—	0.0%

Commercial loans
Secured mezzanine	1,391	0.3	2,018	0.6	2,380	0.7
Asset-based receivable	303	0.1	494	0.1	—	0.0
Other secured commercial	—	0.0	—	0.0	—	0.0

Total commercial loans	1,694	0.4	2,512	0.7	2,380	0.7

Total loans 90 days or more past due	$1,694	0.4%	$2,512	0.7%	$2,380	0.7%

Total Medallion Bank loans	$3,113	0.4%	$3,817	0.5%	$1,252	0.2%

Total managed loans 90 days or more past due	$4,807	0.4%	$6,329	0.6%	$3,632	0.4%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At December 31, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The one remaining loan is still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Loans charged off (1)	(190)	(940)	(1,130)
Valuation allowance	(50)	(675)	(725)

Net loans outstanding	49	676	725

Other receivables	560	10,642	11,202
Valuation allowance	(168)	(3,193)	(3,361)

Net other receivables	392	7,449	7,841

Total net outstanding	441	8,125	8,566

Income foregone in 2014	33	48	81
Total income foregone	$58	$84	$141

(1)	The income foregone on the charged off loan was $20 for the Company and $96 for Medallion Bank.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans to very low levels. Medallion loan delinquencies declined and remained at the same level for the recent two years from consistent collection efforts. Secured Mezzanine delinquencies decreased as a result the bankruptcy settlement of a borrower. Medallion Bank delinquencies remained steady due to strong consumer portfolio performance reflective of the improved economic environment. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2014, 2013, and 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2011	$—	($14,298)	$—	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	—	(1,266)	9,129	7,863
Depreciation on investments	—	(759)	—	3	(3)	(759)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	7,213	—	202	67	7,482

Balance December 31, 2012	—	(7,844)	—	44	33,757	25,957
Net change in unrealized
Appreciation on investments	—	—	814	820	6,815	8,449
Depreciation on investments	—	(129)	—	(376)	(56)	(561)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	397	—	365	—	762
Other	—	584	—	(472)	(112)	—

Balance December 31, 2013	—	(6,992)	814	381	40,404	34,607
Net change in unrealized
Appreciation on investments	—	—	4,884	195	(2,900)	2,179
Depreciation on investments	—	(1,365)		358	1,141	134
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	5,408	—	674	—	6,082

Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$38,645	$43,002

The following table presents credit-related information for the investment portfolios as of December 31.

(Dollars in thousands)	2014	2013	2012
Total loans
Medallion loans	$311,894	$297,861	$294,388
Commercial loans	71,149	60,168	56,919

Total loans	383,043	358,029	351,307
Investment in Medallion Bank and other controlled subsidiaries	136,848	108,623	99,083
Equity investments (1)	7,710	6,505	4,620
Investment securities	—	—	—

Net investments	$527,601	$473,157	$455,010

Net investments at Medallion Bank and other controlled subsidiaries	$908,963	$773,739	$686,407
Managed net investments	$1,310,685	$1,144,596	$1,048,635

Unrealized appreciation (depreciation) on investments
Medallion loans	$—	$—	$—
Commercial loans	(2,949)	(6,992)	(7,844)

Total loans	(2,949)	(6,992)	(7,844)
Investment in Medallion Bank and other controlled subsidiaries	5,698	814	—
Equity investments	1,608	381	44
Investment securities	—	—	—

Total unrealized depreciation on investments	$4,357	($5,797)	($7,800)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($17,545)	($17,237)	($13,801)
Managed total unrealized depreciation on investments	($13,188)	($23,034)	($21,601)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	—%	—%	—%
Commercial loans	(3.97)	(10.40)	(12.10)
Total loans	(0.76)	(1.92)	(2.18)
Investment in Medallion Bank and other controlled subsidiaries	4.34	0.75	—
Equity investments	26.35	6.22	0.97
Investment securities	—	—	—
Net investments	0.83	(1.21)	(1.69)

Net investments at Medallion Bank and other controlled subsidiaries	(1.91%)	(2.21%)	(1.99%)
Managed net investments	(1.00%)	(1.99%)	(2.03%)

(1)	Represents common stock and warrants held as investments.

(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolio for the years ended December 31, 2014, 2013, and 2012.

(Dollars in thousands)	2014	2013	2012
Realized gains (losses) on loans and equity investments(1)
Medallion loans	$—	$40	$4
Commercial loans	(4,983)	1,017	(7,295)

Total loans	(4,983)	1,057	(7,291)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	(624)	(365)	634
Investment securities	—	—	—

Total realized gains (losses) on loans and equity investments	($5,607)	$692	($6,657)

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(6,682)	(5,855)	(4,424)

Total managed realized gains (losses) on loans and equity investments	($12,289)	($5,163)	($11,081)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	0.01%	0.00%
Commercial loans	(7.30)	1.48	(10.60)
Total loans	(1.33)	0.29	(2.05)
Investment in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	(10.51)	(7.01)	14.79
Investment securities	—	—	—
Net investments	(1.11)	0.15	(1.47)

Net investments at Medallion Bank and other controlled subsidiaries	(0.77%)	(0.79%)	(0.69%)
Managed net investments	(0.98%)	(0.46%)	(1.10%)

(1)	Excludes realized gains (losses) of $0, $0, and ($74) for the years ended December 31, 2014, 2013, and 2012, related to foreclosed properties.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the years ended December 31, 2014, 2013, and 2012.

(Dollars in thousands)	2014	2013	2012
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$553	$820	($1,266)
Unrealized depreciation	(1,365)	(506)	(755)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	15,643	5,060	7,896
Realized gains	—	—	—
Realized losses	6,082	762	7,415
Net unrealized gains (losses) on foreclosed properties and other assets	(1,759)	6,759	9,193

Total	$19,154	$12,895	$22,483

Net realized gains (losses) on investments
Realized gains	$—	$—	$—
Realized losses	(6,082)	(762)	(7,415)
Other gains	434	1,368	516
Direct recoveries (charge-offs)	41	86	242
Realized losses on foreclosed properties and other assets	—	—	(74)

Total	($5,607)	$692	($6,731)

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 26%, 23%, and 22% of our total portfolio at December 31, 2014, 2013, and 2012. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $10,000,000 and $5,000,000 in 2014 and 2013. Separately, Medallion Bank declared dividends to us of $15,000,000 in 2014, $12,000,000 in 2013, and $10,500,000 in 2012. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at December 31, 2014, 2013, and 2012. Equity investments were 1% of our total managed portfolio at December 31, 2014, 2013, and 2012. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0% of our total portfolio at December 31, 2014, 2013, and 2012. Investment securities were 2%, 2%, and 2% of our total managed portfolio at December 31, 2014, 2013, and 2012. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the years ended December 31, 2014, 2013, and 2012. Our average balances increased during the year reflecting recent portfolio growth and Medallion Bank’s average balances increased, reflecting the strong growth in the consumer loan portfolio. The increase in borrowing costs reflected the bottoming of interest rates and changes in our funding mix, and for Medallion Bank, also reflected a lengthening of the maturity terms of its certificate of deposits.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2014
Revolving lines of credit	$2,459	$127,115	1.93%
Notes payable to banks	2,663	97,012	2.75
SBA debentures	2,628	59,715	4.40
Preferred securities	793	33,000	2.40

Total	$8,543	$316,842	2.70

Medallion Bank borrowings	7,008	755,163	0.93

Total managed borrowings	$15,551	$1,072,005	1.45

December 31, 2013
Revolving lines of credit	$2,489	$152,686	1.63%
Notes payable to banks	2,255	70,960	3.18
SBA debentures	2,810	59,802	4.70
Preferred securities	807	33,000	2.44

Total	$8,361	$316,448	2.64

Medallion Bank borrowings	5,271	639,016	0.83

Total managed borrowings	$13,632	$955,464	1.43

December 31, 2012
Revolving lines of credit	$2,890	$158,892	1.82%
Notes payable to banks	2,502	62,939	3.97
SBA debentures	3,464	59,550	5.82
Preferred securities	2,002	33,000	6.07

Total	$10,858	$314,381	3.45

Medallion Bank borrowings	5,094	548,268	0.93

Total managed borrowings	$15,952	$862,649	1.85

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2014, 2013, and 2012, short-term adjustable rate debt constituted 72%, 68%, and 70% of total debt, and was 22%, 22%, and 24% on a fully managed basis including the borrowings of Medallion Bank.

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

Consolidated Results of Operations

For the Years Ended December 31, 2014 and 2013

Net increase in net assets resulting from operations was $28,692,000 or $1.14 per diluted common share in 2014, up $2,916,000 or 11% from $25,776,000 or $1.16 per share in 2013, primarily reflecting higher net interest income, partially offset by higher operating expenses and lower noninterest income and net realized/unrealized gains. Net investment income after income taxes was $15,145,000 or $0.60 per share in 2014, up $2,956,000 or 24% from $12,189,000 or $0.55 in 2013.

Investment income was $41,068,000 in 2014, up $6,139,000 or 18% from $34,929,000 a year ago, and included $4,160,000 from interest recoveries and bonuses on certain investments in 2014, compared to $2,326,000 in 2013. Also included in 2014 and 2013 were $15,000,000 and $12,000,000 in dividends from Medallion Bank. Excluding those items, investment income increased $1,305,000 or 6%, primarily reflecting portfolio growth, partially offset by the repricing of the portfolios to lower current market interest rates, and the sourcing of loans to Medallion Bank. The yield on the investment portfolio was 8.25% in 2014, up 9% from 7.60% in 2013. Excluding the extra interest and dividends, the 2014 yield was down 2% to 4.40% from 4.49% in 2013, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $497,536,000 in 2014, up 8% from $459,374,000 a year ago, primarily reflecting portfolio growth, partially offset by loan payments received.

Medallion loans were $311,894,000 at year end, up $14,033,000 or 5% from $297,861,000 a year ago, representing 59% of the investment portfolio, compared to 63% a year ago, and were yielding 4.03% compared to 4.02% a year ago, essentially unchanged, reflecting the bottoming of current market interest rates. The increase in outstandings primarily reflected portfolio growth in New York, Boston, and Newark, partially offset by a decline in Chicago and the other markets. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $704,813,000 at year end, up $33,968,000 or 5% from $670,845,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank, and an increase in third party participations sold. The commercial loan portfolio was $71,149,000 at year end, compared to $60,168,000 a year ago, an increase of $10,981,000 or 18%, and represented 14% of the investment portfolio compared to 13% a year ago. The increase primarily reflected growth in the high-yield mezzanine and other secured commercial loan portfolios, partially offset by a decrease in the asset-based loan portfolio. Commercial loans yielded 11.91% at year end, up 12% from 10.60% a year ago, reflecting the change in portfolio mix and higher yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $114,286,000 at year end, up $2,435,000 or 2% from $111,851,000 a year ago, primarily reflecting the changes described above, and further decreases and reserve increases in the asset-based loan portfolio at Medallion Bank. Approximately $11,202,000 of managed asset-based loans ($7,841,000 after valuation adjustments) has been reclassified to other assets awaiting the outcome of legal proceedings as described further on page 43. Investments in Medallion Bank and other controlled subsidiaries were $136,848,000 at year end, up $28,225,000 or 26% from $108,623,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments, capital contributions made, and net appreciation, and which represented 26% of the investment portfolio, compared to 23% a year ago, and which yielded 11.44% at year end, compared to 11.13% a year ago, reflecting the dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $7,710,000 at year end, up $1,205,000 or 19% from $6,505,000 a year ago, primarily reflecting portfolio appreciation and acquisitions, partially offset by portfolio dispositions and distributions, and which represented 1% of the investment portfolio and had a dividend yield of 0.86% at both year ends. Investment securities were zero at both year ends. See page 41 for a table that shows balances and yields by type of investment.

Interest expense was $8,543,000 in 2014, up $182,000 or 2% from $8,361,000 in 2013. The increase in interest expense was primarily due to higher cost of funds. The cost of borrowed funds was 2.70% in 2014, compared to 2.64% a year ago, an increase of 2%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $316,842,000 in 2014, compared to $316,448,000 a year ago, essentially unchanged, primarily reflecting borrowing stability, as proceeds from the recent equity raises has been utilized to fund portfolio growth. See page 47 for a table that shows average balances and cost of funds for our funding sources.

Net interest income was $32,525,000 and the net interest margin was 6.54% in 2014, up $5,957,000 or 22% from $26,568,000 a year ago, which represented a net interest margin of 5.78%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $509,000 in 2014, down $773,000 or 60% from $1,282,000 a year ago, primarily reflecting lower prepayment fees, late charges, and servicing and other fees generated from the portfolio base at Medallion Bank.

Operating expenses were $17,889,000 in 2014, up $2,228,000 or 14% from $15,661,000 in 2013. Salaries and benefits expense was $12,803,000 in the year, up $2,016,000 or 19% from $10,787,000 in 2013, primarily reflecting higher bonus accruals and salaries, and also by lower salary deferrals related to loan originations. Professional fees were $1,194,000 in 2014, down $346,000 or 22% from $1,540,000 a year ago, primarily reflecting lower legal fees, partially offset by higher accounting, tax, and consultant costs, all related to the realization of certain portfolio investments, other investment activities and legal matters, portfolio valuations, and assistance with enhancements to the operating and structural environment. Occupancy expense was $798,000 in 2014, up $33,000 or 4% from $765,000 in 2013, primarily reflecting a relatively stable rent environment. Other operating expenses of $3,094,000 in 2014 were up $525,000 or 20% from $2,569,000 a year ago, primarily reflecting higher marketing, computer, franchise taxes, and other operating expenses, partially offset by higher expense reimbursements from Medallion Bank.

Income tax expense was $0 in 2014 and 2013.

Net change in unrealized appreciation on investments was $19,154,000 in 2014, compared to $12,895,000 in 2013, an increase in appreciation of $6,259,000 or 49%. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was appreciation of $3,511,000 in 2014, compared to $7,835,000 in 2013, resulting in decreased appreciation of $4,324,000 or 55% in 2014. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2014 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $15,643,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $5,408,000, net appreciation on other assets of $1,141,000, reversals of unrealized depreciation associated with equity investments which were sold of $674,000, and net unrealized appreciation on equity investments of $553,000, partially offset by net depreciation on foreclosed property of $2,900,000 and net unrealized depreciation on loans of $1,365,000. The 2013 activity resulted from net appreciation on foreclosed property and other assets of $6,759,000, net appreciation on Medallion Bank and other controlled subsidiaries of $5,060,000, net unrealized appreciation on equity investments of $443,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $397,000, and reversals of unrealized depreciation associated with equity investments which were charged off of $365,000, partially offset by net unrealized depreciation on loans of $129,000. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $15,000,000 in 2014 and $12,000,000 in 2013.

Our net realized losses on investments were $5,607,000 in 2014, compared to gains of $692,000 in 2013, a decrease in realized gains of $6,299,000 in 2014. The 2014 activity reflected the reversals described in the unrealized paragraph above and other gains on loans of $385,000, other gains on equity investments of $49,000, and net direct loan recoveries of $41,000. The 2013 activity reflected the reversals described in the unrealized paragraph above and gains on the sale of equity investments of $1,368,000 and net direct recoveries of $86,000.

Our net realized/unrealized gains on investments were $13,547,000 in 2014, compared to $13,587,000 in 2013, a decrease of $40,000 of net gains in the year, reflecting the above.

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

Interest expense was $8,361,000 in 2013, down $2,497,000 or 23% from $10,858,000 in 2012. The decrease in interest expense was primarily due to reduced funding costs. The cost of borrowed funds was 2.64% in 2013, compared to 3.45% a year ago, a decrease of 23%, reflecting the repricing of certain debt to lower interest rates, as well as the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $316,448,000 in 2013, compared to $314,380,000 a year ago, an increase of 1%, primarily reflecting decreased borrowings as proceeds from the recent equity raises has been utilized. See page 47 for a table that shows average balances and cost of funds for our funding sources.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $68,485,000 with a weighted average interest rate of 3.71%, constituting 20% of our total indebtedness as of December 31, 2014. Also, as of December 31, 2014, portions of the adjustable rate debt with banks repriced at intervals of as long as 2 months, and certain of the certificates of deposit were for terms of up to 56 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2014, compared to the respective positions at the end of 2013 and 2012. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2014 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$3,633	$—	$—	$—	$—	$—	$—	$3,633
Adjustable-rate	3,085	—	472	—	—	—	—	3,557
Fixed-rate	54,428	141,118	120,756	34,595	19,430	6,946	1,255	378,528
Cash	47,083	—	—	—	—	—	—	47,083

Total earning assets	$108,229	$141,118	$121,228	$34,595	$19,430	$6,946	$1,255	$432,801

Interest bearing liabilities
Revolving lines of credit	$122,794	$—	$—	$—	$—	$—	$—	$122,794
Notes payable to banks	96,043	28,293	180	—	—	—	—	124,516
SBA debentures	16,500	—	—	—	3,000	—	48,985	68,485
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$268,337	$28,293	$180	$—	$3,000	$—	$48,985	$348,795

Interest rate gap	($160,108)	$112,825	$121,048	$34,595	$16,430	$6,946	($47,730)	$84,006

Cumulative interest rate gap (2)	($160,108)	($47,283)	$73,765	$108,360	$124,790	$131,736	$84,006	—

December 31, 2013 (2)	($143,126)	($72,980)	$78,325	$122,575	$146,584	$143,584	$102,071	—
December 31, 2012 (2)	($181,961)	($163,542)	$8,504	$45,211	$78,313	$81,009	$63,129	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (37%), (34%), and (47%), as of December 31, 2014, 2013, and 2012, and was (19%), (28%), and (40%) on a combined basis with Medallion Bank.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($53,066) or (12%) for December 31, 2014, compared to ($30,301) or (7%) and ($75,090) or (19%) for December 31, 2013 and 2012, and was ($28,650) or (2%), ($97,043) or (8%), and($213,406) or (19%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $432,800,000 and interest rate sensitive liabilities were $348,795,000 at December 31, 2014. The one-year cumulative interest rate gap was a negative $160,108,000 or 37% of interest rate sensitive assets, compared to a negative $143,126,000 or 34% at December 31, 2013 and $181,961,000 or 47% at December 31, 2012. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $53,066,000 or 12% at December 31, 2014. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,379,472,000 and interest rate sensitive liabilities were $1,156,735,000 at December 31, 2014. The one-year cumulative interest rate gap was a negative $257,578,000 or 19% of interest rate sensitive assets, compared to a negative $341,843,000 or 28% and $442,219,000 or 40% at December 31, 2013 and 2012. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $28,650,000 or 2% at December 31, 2014.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $220,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2017. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $75,000, $41,000, and $70,000 in 2014, 2013, and 2012, and all are carried at $0 on the balance sheet at December 31, 2014.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $150,000,000 revolving line of credit with DZ Bank had $27,206,000 of availability, $54,500,000 was available under revolving credit agreements with commercial banks, and there were $0 unfunded commitments from SBA.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $27,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at December 31, 2014. See Note 4 to the consolidated financial statements on page F-16 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$122,794	35%	1.84%
Notes payable to banks	124,516	36	2.51
SBA debentures	68,485	20	3.71
Preferred securities	33,000	9	2.36

Total outstanding debt	$348,795	100%	2.49

Deposits and other borrowings at Medallion Bank	807,940	—	0.86%

Total outstanding debt, including Medallion Bank	$1,156,735	—	1.35

(1)	Weighted average contractual rate as of December 31, 2014.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2014.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 –5 years	More than 5 years	Total
Revolving lines of credit	$—	$122,794	$—	$—	$—	$—	$122,794
Notes payable to banks	37,483	86,853	180	—	—	—	124,516
SBA debentures	6,500	—	—	—	3,000	58,985	68,485
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$43,983	$209,647	$180	$—	$3,000	$91,985	$348,795

Deposits and other borrowings at Medallion Bank	290,787	250,848	134,937	84,280	47,088	—	807,940

Total, including Medallion Bank	$334,770	$460,495	$135,117	$84,280	$50,088	$91,985	$1,156,735

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the result as a component of unrealized appreciation (depreciation) on investments, although changes in the restrictions described previously, including the expiration in July 2013 of the prior moratorium on the acquisition of control of an industrial bank such as Medallion Bank by a “commercial firm,” and other applicable factors could change these conclusions in the future. For more information, see “Risk Factors – Risks Relating to Our Business and Structure.” Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2014 by $1,279,000 on an annualized basis, compared to a positive impact of $1,311,000 at December 31, 2013, and the impact of such an immediate increase of 1% over a one year period would have been ($1,634,000) at December 31, 2014, compared to ($2,007,000) at December 31, 2013. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2014. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	Total	12/31/2013
Cash	$22,524	$7,455	$4,689	$1,866	$10,549	$—	$47,083	$52,172
Bank loans	146,409	32,356	—	—	251	—	$179,016	$160,483
Amounts undisbursed	46,500 (1)	8,000	—	—	—	—	54,500	72,500
Amounts outstanding	99,909	24,356	—	—	251	—	124,516	87,983
Average interest rate	2.34%	3.16%	—	—	7.23%	—	2.51%	2.89%
Maturity	1/15-11/16	2/16-12/16	—	—	2/15-4/17	—	1/15-4/17	5/14-12/16
Preferred securities	33,000	—	—	—	—	—	$33,000	$33,000
Average interest rate	2.36%	—	—	—	—	—	2.36%	2.37%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	150,000	—	—	—	—	$150,000	$150,000
Amounts undisbursed	—	27,206	—	—	—	—	27,206	18,010
Amounts outstanding	—	122,794	—	—	—	—	122,794	131,990
Average interest rate	—	1.84%	—	—	—	—	1.84%	1.14%
Maturity	—	12/16	—	—	—	—	12/16	12/16
SBA debentures	—	—	30,500	—	37,985	—	$68,485	$64,485
Amounts undisbursed	—	—	—	—	—	—	—	2,500
Amounts outstanding	—	—	30,500	—	37,985	—	68,485	61,985
Average interest rate	—	—	3.16%	—	4.15%	—	3.71%	4.17%
Maturity	—	—	9/15-3/25	—	3/15-9/23	—	3/15-3/25	3/14-3/24

Total cash and amounts remaining undisbursed under credit facilities	$69,024	$42,661	$4,689	$1,866	$10,549	$—	$128,789	$145,182

Total debt outstanding	$132,909	$147,150	$30,500	$—	$38,236	$—	$348,795	$314,958

Including Medallion Bank

Cash	—	—	—	—	—	$30,372	$30,372	$17,467
Deposits and other borrowings	—	—	—	—	—	807,940	807,940	682,337
Average interest rate	—	—	—	—	—	0.86%	0.86%	0.65%
Maturity	—	—	—	—	—	1/15-9/19	1/15-9/19	1/14-12/18

Total cash and amounts remaining undisbursed under credit facilities	$69,024	$42,662	$4,689	$1,866	$10,549	$30,372	$159,161	$162,649

Total debt outstanding	$132,909	$147,150	$30,500	$—	$38,236	$807,940	$1,156,735	$997,295

(1)	$39,500 of this availability can be used by MFC.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $27,206,000 under our revolving credit agreement with DZ Bank as of December 31, 2014. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In February 2015, the FASB issued Accounting Standards Update (ASU) 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 updates consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures in an attempt to simplify consolidation accounting. The update eliminates the presumption that a general partner should consolidate a limited partnership, it modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. The update is effective for fiscal years beginning after December 15, 2015. We do not believe adoption of the new standards will have a material impact on our financial condition or results of operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement —Extraordinary and Unusual Items (Subtopic 225-20)”. This update eliminates from GAAP the concept of extraordinary items, simplifying income statement presentation. The amendment in this update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not believe this update will have an impact on our financial condition or results of operations.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805)”. The update provides guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this update were effective on November 18, 2014. We do not believe this update will have an impact on our financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of a company’s ability to continue as a going concern within one year of the date the financial statements are issued. The company must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. As the update impacts disclosures only, it will have no impact on our financial condition or results of operations.

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

In August 2014, the FASB issued ASU 2014-13, “Consolidation – (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing”. ASU 2014-13 provides an alternative to Topic 820 for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate any differences between their respective fair values. In the event a reporting entity does not elect to utilize the measurement alternative, the update clarifies that the fair value of the financial assets and liabilities of the consolidated collateralized financing entity should be measured using the requirements of Topic 820 and any differences should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). This update is effective for periods beginning after December 15, 2015. We do not believe this update will have an impact on our financial condition or results of operations.

In June 2014, FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite service Period (a consensus of the FASB Emerging Issues Task Force).” The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and would be accounted for under existing guidance in Topic 718. The update is effective for periods beginning after December 15, 2015. We do not believe the adoption of the standard will have a material impact on our financial condition or results of operations.

In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Purchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The update also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The update is effective for periods beginning after December 15, 2014. We do not engage in these types of transactions, and as a result, do not believe that the adoption of the standard will have any impact on our financial condition or results of operations.

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

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if there is a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) that expired in July 2013. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. For more information, see “Risk Factors – Risks Relating to Our Business and Structure.” Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2014 by $1,279,000 on an annualized basis, compared to a positive impact of $1,311,000 at December 31, 2013, and the impact of such an immediate increase of 1% over a one year period would have been ($1,634,000) at December 31, 2014, compared to ($2,007,000) at December 31, 2013. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2014 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2014 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company including the consolidated summary schedule of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2014, and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2014, and our report dated March 11, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ WeiserMazars LLP

New York, New York

March 11, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2015 for our fiscal year 2015 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2015 for our fiscal year 2015 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2015 for our fiscal year 2015 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2015 for our fiscal year 2015 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2015 for our fiscal year 2015 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Employment Agreement, dated August 3, 2006, by and between Medallion Financial Corp. and Michael Kowalsky. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.5	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.6	First Amended and Restated 2006 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 3 to Form 40-APP filed on June 18, 2012(File No. 812-13666) and incorporated by reference herein.*

10.7	2009 Employee Restricted Stock Plan. Filed as Exhibit I to our definitive proxy statement for our 2010 Annual Meeting of Shareholders filed on April 29, 2010 (File No. 814-00188) and incorporated by reference herein.*

10.8	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.9	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.10	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.11	Amended and Restated Loan and Security Agreement, dated as of March 28, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.12	First Amendment to Amended and Restated Loan and Security Agreement, dated September 1, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2011 (File No. 814-00188) and incorporated by reference herein.

10.13	Second Amendment to Amended and Restated Loan and Security Agreement, dated January 8, 2013, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2013 (File No. 814-00188) and incorporated by reference herein.

10.14	Third Amendment to Amended and Restated Loan and Security Agreement, dated October 23, 2013, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2013 (File No. 814-00188) and incorporated by reference herein.

10.15	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated August 11, 2014, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2014 (File No. 814-00188) and incorporated by reference herein.

10.16	Amended and Restated Unlimited Guaranty, dated March 28, 2011, by Medallion Funding LLC, in favor of Sterling National Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.17	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.18	Commitment Letter, dated September 20, 2006, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on October 10, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.19	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 7, 2010. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.20	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on September 8, 2010. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.21	Commitment Letter, dated January 25, 2013, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on January 28, 2013. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2013 (File No. 814-00188) and incorporated by reference herein.

10.22	Commitment Letter, dated February 6, 2013, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on February 13, 2013. Filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 14, 2013 (File No. 814-00188) and incorporated by reference herein.

10.23	Commitment Letter, dated July 29, 2013, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on August 1, 2013. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2013 (File No. 814-00188) and incorporated by reference herein.

10.24	Commitment Letter, dated September 2, 2014, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 2, 2014. Filed as Exhibit 10.1 to the Quarterly period ended September 30, 2014 (File No. 814.00188) and incorporated by reference herein.

10.25	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.26	Amended and Restated Trust Agreement, dated as of June 7, 2007, among Medallion Financial Corp. as depositor, Wilmington Trust Company as property trustee and Delaware trustee and the Administrative Trustees named therein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.27	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.28	Loan and Security Agreement, dated as of December 12, 2008, among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.29	Amendment No. 1 to Loan and Security Agreement, dated as of August 5, 2009, by and among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009 (File No. 814-00188) and incorporated by reference herein.

10.30	Servicing Agreement, dated as of December 12, 2008, by and among Taxi Medallion Loan Trust III, Medallion Funding Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.31	Loan Sale and Contribution Agreement, dated December 12, 2008, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust III. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.32	Limited Recourse Guaranty, dated as of December 12, 2008, by Medallion Funding Corp., in favor of Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.33	Performance Guaranty, dated as of December 12, 2008, by Medallion Financial Corp., in favor of Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.34	Reaffirmation Agreement, dated as of February 26, 2010, by and among Medallion Funding LLC, Taxi Medallion Loan Trust III, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, in its capacity as Agent, and Wells Fargo Bank, National Association. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 5, 2010 (File No. 814-00188) and incorporated by reference herein.

10.35	Custodial Agreement, dated as of December 12, 2008, among DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, Taxi Medallion Loan Trust III, Wells Fargo Bank, National Association, and Medallion Funding Corp. Filed as Exhibit j.2 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.36	Omnibus Amendment, dated as of December 12, 2013, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2013 (File No. 814-00188) and incorporated by reference herein.

10.37	Second Amended and Restated Trust Agreement, dated as of December 12, 2013, by and between Medallion Funding LLC and US Bank Trust, N.A. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2013 (File No. 814-00188) and incorporated by reference herein.

10.38	Custodian Agreement, effective July 23, 2003, among Wells Fargo Bank Minnesota, National Association, as custodian, and Medallion Financial Corp., Medallion Funding Corp. and Freshstart Venture Capital Corp. Filed as Exhibit j.1 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity. Filed herewith.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of WeiserMazars LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Schedule of Investments for the years ended December 31, 2014 and 2013.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

Date: March 11, 2015

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein	Chairman of the Board of Directors	March 11, 2015
Alvin Murstein	and Chief Executive Officer (Principal Executive Officer)

/s/ Larry D. Hall	Senior Vice President and Chief Financial Officer	March 11, 2015
Larry D. Hall	(Principal Financial and Accounting Officer)

/s/ Andrew M. Murstein	President and Director	March 11, 2015
Andrew M. Murstein

/s/ Henry L. Aaron	Director	March 11, 2015
Henry L. Aaron

/s/ Henry D. Jackson	Director	March 11, 2015
Henry D. Jackson

/s/ Stanley Kreitman	Director	March 11, 2015
Stanley Kreitman

/s/ Frederick A. Menowitz	Director	March 11, 2015
Frederick A. Menowitz

/s/ David L. Rudnick	Director	March 11, 2015
David L. Rudnick

/s/ Lowell P. Weicker, Jr.	Director	March 11, 2015
Lowell P. Weicker, Jr.

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the consolidated summary schedule of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2014 and the selected financial ratios and other data (see note 13) for each of the five years in the five-year period ended December 31, 2014. We have also audited the consolidated schedules of investments in and advances to affiliates as of and for the years ended December 31, 2014 and 2013. These consolidated financial statements, selected financial ratios and other data, and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements, selected financial ratios and other data, and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements, selected financial ratios and other data, and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2014 and 2013. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected financial ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of their operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2014 and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2014, in conformity with US generally accepted accounting principles. Also, in our opinion, the consolidated schedules of investments in and advances to affiliates, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ WeiserMazars LLP

New York, New York

March 11, 2015

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Interest income on investments	$23,914	$21,205	$20,301
Dividends and interest income on short-term investments (1)	15,440	12,061	10,570
Medallion lease income	1,714	1,663	1,473

Total investment income	41,068	34,929	32,344

Total interest expense(2)	8,543	8,361	10,858

Net interest income	32,525	26,568	21,486

Total noninterest income	509	1,282	1,135

Salaries and benefits	12,803	10,787	8,862
Professional fees	1,194	1,540	1,381
Occupancy expense	798	765	828
Other operating expenses (3)	3,094	2,569	2,785

Total operating expenses	17,889	15,661	13,856

Net investment income before income taxes(1) (4)	15,145	12,189	8,765
Income tax (provision) benefit	—	—	—

Net investment income after income taxes	15,145	12,189	8,765

Net realized gains (losses) on investments(5)	(5,607)	692	(6,731)

Net change in unrealized appreciation on investments	3,511	7,835	14,587
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	15,643	5,060	7,896

Net unrealized appreciation on investments	19,154	12,895	22,483

Net realized/unrealized gains on investments	13,547	13,587	15,752

Net increase in net assets resulting from operations	$28,692	$25,776	$24,517

Net increase in net assets resulting from operations per common share
Basic	$1.15	$1.18	$1.23
Diluted	$1.14	$1.16	$1.21

Distributions declared per share	$0.96	$0.90	$0.85

Weighted average common shares outstanding
Basic	24,850,496	21,850,415	19,912,883
Diluted	25,073,323	22,225,783	20,180,694

(1)	Includes $15,000, $12,000, and $10,500 of dividend income in 2014, 2013, and 2012 from Medallion Bank.

(2)	Average borrowings outstanding were $316,842, $316,448, and $314,380, and the related average borrowing costs were 2.70%, 2.64%, and 3.45% for the years ended December 31, 2014, 2013, and 2012.

(3)	See note 12 for the components of other operating expenses.

(4)	Includes $1,020, $925, and $717 of net revenues received from Medallion Bank for the years ended December 31, 2014, 2013, and 2012 primarily for servicing fees, loan origination fees, and expense reimbursements. See notes 3 and 10 for additional information.

(5)	Represents net losses on investment securities of unaffiliated issuers except for a loss of $74 on foreclosed properties in 2012.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2014	December 31, 2013
Assets
Medallion loans, at fair value	$311,894	$297,861
Commercial loans, at fair value (1)	71,149	60,168
Investment in Medallion Bank and other controlled subsidiaries, at fair value	136,848	108,623
Equity investments, at fair value	7,710	6,505
Investment securities, at fair value	—	—

Net investments ($250,684 at December 31, 2014 and $241,840 at December 31, 2013 pledged as collateral under borrowing arrangements)	527,601	473,157
Cash and cash equivalents ($1,900 and $0 at December 31, 2014 and 2013 restricted as to use by lender)	47,083	52,172
Accrued interest receivable	988	907
Fixed assets, net	256	446
Foreclosed properties	47,502	50,403
Goodwill, net	5,099	5,069
Other assets, net	3,758	12,899

Total assets	$632,287	$595,053

Liabilities
Accounts payable and accrued expenses	$6,651	$5,476
Accrued interest payable	2,171	1,124
Funds borrowed	348,795	314,958

Total liabilities	357,617	321,558

Commitments and contingencies(2)	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,797,499 shares at December 31, 2014 and 26,570,355 shares at December 31, 2013 issued)	268	266
Treasury stock at cost (2,176,876 shares at December 31, 2014 and 1,600,733 shares at December 31, 2013)	(20,184)	(14,304)
Capital in excess of par value	270,775	268,522
Accumulated undistributed net investment loss	(19,191)	(15,596)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	43,002	34,607

Total shareholders’ equity (net assets)	274,670	273,495

Total liabilities and shareholders’ equity	$632,287	$595,053

Number of common shares outstanding	24,620,623	24,969,622
Net asset value per share	$11.16	$10.95

(1)	Includes $13,293 and $12,181 of loans to controlled subsidiaries or entities under their control at December 31, 2014 and 2013.

(2)	See note 9 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Net investment income after income taxes	$15,145	$12,189	$8,765
Net realized gains (losses) on investments	(5,607)	692	(6,731)
Net unrealized appreciation on investments	19,154	12,895	22,483

Net increase in net assets resulting from operations	28,692	25,776	24,517

Investment income, net	(14,974)	(10,608)	(7,695)
Return of capital	(8,918)	(8,933)	(8,688)
Realized gains from investment transactions, net	—	—	—

Distributions to shareholders (1)	(23,892)	(19,541)	(16,383)

Issuance of common stock(2)	—	45,407	34,655
Stock – based compensation expense	1,490	1,459	910
Exercise of stock options	882	4,068	1,115
Treasury stock acquired	(5,880)	—	—
Capitalized stock issuance costs (3)	(117)	—	—

Capital share transactions	(3,625)	50,934	36,680
Other	—	8	—

Total increase in net assets	1,175	57,177	44,814
Net assets at the beginning of the year	273,495	216,318	171,504

Net assets at the end of the year(4)	$274,670	$273,495	$216,318

Capital share activity
Common stock issued, beginning of year	26,570,355	23,251,937	19,320,303
Issuance of common stock(2)	—	2,900,000	3,500,000
Exercise of stock options	98,396	410,765	210,610
Issuance of restricted stock, net	128,748	7,653	221,024

Common stock issued, end of year	26,797,499	26,570,355	23,251,937

Treasury stock, beginning of year	(1,600,733)	(1,600,733)	(1,600,733)
Treasury stock acquired	(576,143)	—	—

Treasury stock, end of year	(2,176,876)	(1,600,733)	(1,600,733)

Common stock outstanding	24,620,623	24,969,622	21,651,204

(1)	Distributions declared were $0.96, $0.90, and $0.85 per share for the years ended December 31, 2014, 2013, and 2012.

(2)	On December 6, 2013, the Company sold 2,900,000 shares at an offering price of $16.40 per share, resulting in net proceeds after closing costs, underwriting commissions, etc. of $45,407 as of December 31, 2013, and on May 21, 2012, the Company sold 3,500,000 shares at an offering price of $10.72 per share, resulting in net proceeds of $34,655 as of December 31, 2012.

(3)	Represents additional costs associated with the December 2013 equity offering applied to capital.

(4)	Includes $0, $0, and $0 of undistributed net investment income and $0, $0, and $0 of undistributed net realized gains on investments, and $9,245, $9,010, and $8,645 of capital loss carryforwards at December 31, 2014, 2013, and 2012.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$28,692	$25,776	$24,517
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	483	1,095	1,218
Amortization (accretion) of origination costs (deferred fees), net	(103)	161	132
Increase in net unrealized appreciation on investments	(3,511)	(7,835)	(14,587)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(15,643)	(5,060)	(7,896)
Net realized (gain) losses on investments	5,607	(692)	6,731
Stock-based compensation expense	1,490	1,459	910
(Increase) decrease in accrued interest receivable	(81)	49	164
(Increase) decrease in other assets, net	9,960	(2,050)	2,303
Increase (decrease) in accounts payable and accrued expenses	1,176	2,332	(2,897)
Increase (decrease) in accrued interest payable	1,047	(108)	(475)

Net cash provided by operating activities	29,117	15,127	10,120

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(110,477)	(219,231)	(169,051)
Proceeds from principal receipts, sales, and maturities of investments	83,993	211,782	177,632
(Investments in) capital returned by Medallion Bank and other controlled subsidiaries, net	(12,581)	(4,480)	(5,255)
Capital expenditures	29	(23)	(301)

Net cash provided by (used for) investing activities	(39,036)	(11,952)	3,025

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	111,980	263,981	100,325
Repayments of funds borrowed	(84,643)	(273,843)	(125,584)
Issuance of SBA debentures	12,500	25,500	5,000
Repayments of SBA debentures	(6,000)	(23,450)	(14,750)
Issuance of common stock, net	(117)	45,407	34,655
Proceeds from exercise of stock options	882	4,068	1,115
Payments of declared distributions	(23,892)	(19,541)	(16,383)
Purchase of treasury stock at cost	(5,880)	—	—

Net cash provided by (used for) financing activities	4,830	22,122	(15,622)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,089)	25,297	(2,477)
CASH and cash equivalents, beginning of year	52,172	26,875	29,352

CASH and cash equivalents, end of year	$47,083	$52,172	$26,875

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$7,175	$7,552	$10,280
Cash paid during the year for income taxes	—	—	—
Non-cash investing activities-net transfers to (from) other assets	—	560	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $183,975,000 at December 31, 2014, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,154,000 at December 31, 2014, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $47,502,000 on the consolidated balance sheet at December 31, 2014, compared to $50,403,000 a year ago, and are considered non-qualifying assets under the 1940 Act.

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

Medallion Bank is not an investment company, and therefore, is not consolidated with the Company, but instead is treated as a portfolio investment. It was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by Medallion Bank’s affiliates who have extensive prior experience in these asset groups.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 27% and 24% of the investment portfolio at December 31, 2014 and 2013, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,408,000 and $1,579,000 at December 31, 2014 and 2013, and non-marketable securities of $6,302,000 and $4,926,000 in the comparable periods. The $136,848,000 and $108,623,000 related to portfolio investments in controlled subsidiaries at December 31, 2014 and 2013 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 59% and 63% of the Company’s investment portfolio at December 31, 2014 and 2013 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 68% were in New York City at December 31, 2014 and 2013. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (14% and 13% at December 31, 2014 and 2013) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, information services, and other services. Approximately 35% of these loans are made primarily in the metropolitan New York City area, 28% in the Midwest, and the balance is widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 26%, 1%, and 0% at December 31, 2014, and 23%, 1%, and 0% at December 31, 2013.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 52% and 56% at December 31, 2014 and 2013 (74% in New York City), commercial loans were 9% and 10%, and 36% and 31% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 2% and 2% at December 31, 2014 and 2013, and equity investments (including investments in controlled subsidiaries) were 1% and 1% at both year ends.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2014 and 2013, net loan origination costs were $275,000 and $164,000. Net amortization expense (income accretion) for the years ended December 31, 2014, 2013, and 2012 was ($103,000), $161,000, and $132,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2014 and 2013, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2014, 2013, and 2012.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2014, 2013, and 2012, total non-accrual loans were $11,092,000, $16,760,000, and $20,607,000, and represented 3%, 5%, and 6% of the gross medallion and commercial loan portfolio at each year end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $8,444,000, $9,826,000, and $8,496,000 as of December 31, 2014, 2013, and 2012, of which $1,524,000, $2,077,000, and $3,196,000 would have been recognized in the years ended December 31, 2014, 2013, and 2012. The reduction in nonaccrual interest foregone and principal balances reflects the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $438,455,000 and $427,421,000 at December 31, 2014 and 2013, and included $410,915,000 and $402,801,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of December 31, 2014 and 2013. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on net investments was $43,002,000, $34,607,000, and $25,957,000 as of December 31, 2014, 2013, and 2012. Our investment in Medallion Bank, a wholly owned portfolio investment, is a also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as on the ability to transfer industrial bank charters. As a result of this valuation process, we used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments, although changes in these restrictions and other applicable factors could change these conclusions in the future. See Note 3 for the presentation of financial information for Medallion Bank.

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, other than investments in controlled subsidiaries, for the years ended December 31, 2014, 2013, and 2012.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2011	$—	($14,298)	$—	$1,105	$24,564	$11,371
Net change in unrealized
Appreciation on investments	—	—	—	(1,266)	9,129	7,863
Depreciation on investments	—	(759)	—	3	(3)	(759)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	7,213	—	202	67	7,482

Balance December 31, 2012	—	(7,844)	—	44	33,757	25,957
Net change in unrealized
Appreciation on investments	—	—	814	820	6,815	8,449
Depreciation on investments	—	(129)	—	(376)	(56)	(561)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	397	—	365	—	762
Other	—	584	—	(472)	(112)	—

Balance December 31, 2013	—	(6,992)	814	381	40,404	34,607
Net change in unrealized
Appreciation on investments	—	—	4,884	195	(2,900)	2,179
Depreciation on investments	—	(1,365)		358	1,141	134
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	5,408	—	674	—	6,082

Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$38,645	$43,002

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the years ended December 31, 2014, 2013, and 2012.

(Dollars in thousands)	2014	2013	2012
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$553	$820	($1,266)
Unrealized depreciation	(1,365)	(506)	(755)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	15,643	5,060	7,896
Realized gains	—	—	—
Realized losses	6,082	762	7,415
Net unrealized gains (losses) on foreclosed properties and other assets	(1,759)	6,759	9,193

Total	$19,154	$12,895	$22,483

Net realized gains (losses) on investments
Realized gains	$—	$—	$—
Realized losses	(6,082)	(762)	(7,415)
Other gains	434	1,368	516
Direct recoveries (charge-offs)	41	86	242
Realized losses on foreclosed properties and other assets	—	—	(74)

Total	$(5,607)	$692	($6,731)

The following table provides additional information on attributes of the nonperforming loan portfolio as of December 31, 2014 and 2013.

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal Balance	Average Recorded Investment
December 31, 2014
Medallion	$—	$—	$—
Commercial (2) (3)	11,106	17,953	11,224
December 31, 2013
Medallion	—	—	—
Commercial (2) (3)	16,760	23,938	19,566

(1)	As of December 31, 2014 and 2013, $2,898 and $6,884 of unrealized depreciation had been recorded as a valuation allowance on these commercial loans.
(2)	Interest income of $372 and $20 was recognized on these commercial loans for the years ended December 31, 2014 and 2013.
(3)	Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $7,180 and $7,178, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10, as of December 31, 2014 and 2013.

The following tables show the aging of medallion and commercial loans as of December 31, 2014 and 2013.

December 31, 2014	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$4,279	$2,463	$-	$6,742	$304,777	$311,519	$—

Commercial loans
Secured mezzanine	—	—	1,391	1,391	53,668	55,059	—
Asset-based receivable	—	—	303	303	3,330	3,633	—
Other secured commercial	263	390	—	653	14,853	15,506	—

Total commercial loans	263	390	1,694	2,347	71,851	74,198	—

Total	$4,542	$2,853	$1,694	$9,089	$376,628	$385,717	$—

December 31, 2013	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$252	$171	$—	$423	$297,195	$297,618	$—

Commercial loans
Secured mezzanine	—	1,512	2,018	3,530	42,570	46,100	—
Asset-based receivable	—	—	494	494	7,309	7,803	—
Other secured commercial	51	—	—	51	13,285	13,336	—

Total commercial loans	51	1,512	2,512	4,075	63,164	67,239	—

Total	$303	$1,683	$2,512	$4,498	$360,359	$364,857	$—

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At December 31, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The one remaining loan is still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of December 31, 2014.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Loans charged off (1)	(190)	(940)	(1,130)
Valuation allowance	(50)	(675)	(725)

Net loans outstanding	49	676	725

Other receivables	560	10,642	11,202
Valuation allowance	(168)	(3,193)	(3,361)

Net other receivables	392	7,449	7,841

Total net outstanding	441	8,125	8,566

Income foregone in 2014	33	48	81
Total income foregone	$58	$84	$144

(1)	The income foregone on the charged off loan was $20 for the Company and $96 for Medallion Bank.

The Company did not enter into any troubled debt restructurings during the year ended December 31, 2014. The following table shows troubled debt restructurings which the Company entered into during the year ended December 31, 2013.

				Troubled Debt Restructuring that Subsequently Defaulted
December 31, 2013	Number of Loans	Pre- Modification Investment	Post- Modification Investment	Number of Loans	Recorded Investment
(Dollars in thousands)
Medallion loans	—	$—	$—	—	$—

Commercial loans
Secured mezzanine	2	2,471	2,471	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	2	2,471	2,471	—	—

Total	2	$2,471	$2,471	—	$—

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of December 31, 2014 and 2013, and that the impairment testing of goodwill is not required. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of December 31, 2014. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $160,000, $179,000, and $166,000 for the years ended December 31, 2014, 2013, and 2012.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $322,000, $917,000, and $1,016,000 for the years ended December 31, 2014, 2013, and 2012. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,815,000 and $1,506,000 at December 31, 2014 and 2013.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2013 and 2012, and anticipates qualifying and filing as a RIC for 2014. As a result, no provisions for income taxes have been recorded for the years ended December 31, 2014, 2013, and 2012. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Net increase in net assets resulting from operations available to common shareholders	$28,692	$25,776	$24,517

Weighted average common shares outstanding applicable to basic EPS	24,850,496	21,850,415	19,912,883
Effect of dilutive stock options	97,057	215,429	199,670
Effect of restricted stock grants	125,770	159,939	68,141

Adjusted weighted average common shares outstanding applicable to diluted EPS	25,073,323	22,225,783	20,180,694

Basic earnings per share	$1.15	$1.18	$1.23
Diluted earnings per share	1.14	1.16	1.21

Potentially dilutive common shares excluded from the above calculations aggregated 148,267, none, and 159,720, shares as of December 31, 2014, 2013, and 2012.

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

During 2014, 2013, and 2012, the Company issued 129,126, 11,742, and 221,693 restricted shares of stock-based compensation awards, and issued 32,000, 18,000, and 8,000 shares of other stock-based compensation awards, and recognized $1,490,000, $1,459,000, and $910,000, or $0.06, $0.07, and $0.05 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2014, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,150,000, which is expected to be recognized over the next 12 quarters (see Note 5).

Distributions to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Distributions paid from
Investment income, net	$14,974	$10,608	$7,695
Return of capital	8,918	8,933	8,688
Realized gains from investment transactions, net	—	—	—

Total distributions	$23,892	$19,541	$16,383

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2014, the Company had no undistributed net investment income or realized gains.

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $220,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2017. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $75,000, $41,000, and $70,000 in 2014, 2013, and 2012, and all are carried at $0 on the balance sheet at December 31, 2014.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation, including a reclassification between the components of total shareholders’ equity. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2014, 2013, and 2012.

(Dollars in thousands)	2014	2013	2012
Statement of comprehensive income
Investment income	$77,291	$63,744	$56,467
Interest expense	7,008	5,271	5,094

Net interest income	70,283	58,473	51,373
Noninterest income	344	117	437
Operating expenses (1)	19,812	18,584	15,741

Net investment income before income taxes	50,815	40,006	36,069
Income tax provision	16,508	10,718	12,097

Net investment income after income taxes	34,307	29,288	23,972
Net realized/unrealized losses of Medallion Bank (1)	(7,386)	(11,872)	(4,426)

Net increase in net assets resulting from operations of Medallion Bank	26,921	17,416	19,546
Unrealized depreciation on Medallion Bank (2)	(15,263)	(12,263)	(10,763)
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	3,985	(93)	(887)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$15,643	$5,060	$7,896

(1)	Excluded from operating expenses and included in net realized/unrealized losses of Medallion Bank in 2013 is $1,064 of unrealized losses on other assets.

(2)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Loans	$881,075	$749,315
Investment securities, at fair value	27,900	24,464

Net investments (1)	908,975	773,779
Cash	30,372	17,467
Other assets, net	24,696	22,568

Total assets	$964,043	$813,814

Other liabilities	$2,730	$2,249
Due to affiliates	3,032	866
Deposits and other borrowings, including accrued interest payable	808,837	682,913

Total liabilities	814,599	686,028
Medallion Bank equity (2)	149,444	127,786

Total liabilities and equity	$964,043	$813,814

Investment in other controlled subsidiaries	$11,821	$7,145
Total investment in Medallion Bank and other controlled subsidiaries	136,848	108,623

(1)	Included in Medallion Bank’s net investments is $15 and $40 for purchased loan premium at December 31, 2014 and 2013.

(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2014 and 2013, the net premium on investment securities totaled $272,000 and $342,000, and $64,000, $105,000, and $177,000 was amortized to interest income for the years ended December 31, 2014, 2013, and 2012.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2014 and 2013, net loan origination costs were $9,937,000 and $9,553,000. Net amortization expense for the years ended December 31, 2014, 2013, and 2012 was $3,138,000, $2,911,000, and $2,334,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2014, $2,536,000 or 1% of consumer loans, $1,351,000 or 3% of commercial loans, and no medallion loans were on nonaccrual, compared to $2,266,000 or 1% of consumer loans, $2,291,000 or 4% of commercial loans and no medallion loans on nonaccrual at December 31, 2013, and $2,451,000 or 1% of consumer loans, and no commercial loans and medallion loans on nonaccrual at December 31, 2012. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $90,000, $85,000 and $0 as of December 31, 2014, 2013, and 2012. See also the paragraph and table on page F-11 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee, depending on the maturity of the deposit, which averages 0.27% and, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2014 and 2013 was $2,205,000 and $1,697,000, and $1,251,000, $1,220,000, and $1,140,000 was amortized to interest expense during 2014, 2013, and 2012. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Year Ending December 31,						December 31, 2014	December 31, 2013	Interest Rate (1)
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter
Deposits and other borrowings	$290,787	$250,848	$134,937	$84,280	$47,088	$—	$807,940	$682,337	0.86%

(1)	Weighted average contractual rate as of December 31, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $10,000,000 in 2014 and $5,000,000 in 2013. Separately, Medallion Bank declared dividends to the Company of $15,000,000 in 2014, $12,000,000 in 2013, and $10,500,000 in 2012.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of December 31, 2014 and 2013, compared to required regulatory minimum capital ratios and the ratio required to be considered well capitalized. As of December 31, 2014, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	December 31, 2014	December 31, 2013
Tier 1 capital	$—	$—	$148,510	$127,512
Total capital	—	—	160,220	137,494
Average assets	—	—	961,944	807,331
Risk-weighted assets	—	—	930,737	792,129
Leverage ratio (1)	4%	5%	15.5%	15.8%
Tier 1 capital ratio (2)	4	6	16.0	16.1
Total capital ratio (2)	8	10	17.2	17.4

(1)	Calculated by dividing Tier 1 capital by average assets.

(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Year Ending December 31,						December 31, 2014	December 31, 2013	Interest Rate (1)
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter
Revolving lines of credit	$—	$122,794	$—	$—	$—	$—	$122,794	$131,990	1.84%
Notes payable to banks	37,483	86,853	180	—	—	—	124,516	87,983	2.51
SBA debentures	6,500	—	—	—	3,000	58,985	68,485	61,985	3.71
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.36

Total	$43,983	$209,647	$180	$—	$3,000	$91,985	$348,795	$314,958	2.49

(1)	Weighted average contractual rate as of December 31, 2014.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and the line reduced to $150,000,000, and of which $122,794,000 was outstanding at December 31, 2014. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 0.17% at December 31, 2014) plus 1.65%, and previously was the lesser of a pooled short-term commercial paper rate, plus 0.95%.

(B) SBA DEBENTURES

In September 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of December 31, 2014, $149,985,000 of commitments had been fully utilized, there were $0 commitments available, and $68,485,000 was outstanding.

The notes are collateralized by substantially all of FSVC’s and MCI’s assets and are subject to the terms and conditions of agreements with the SBA which, among other things, restrict stock redemptions, disposition of assets, new indebtedness, dividends or distributions, and changes in management, ownership, investment policy, or operations. The debentures have been issued in various tranches for terms of ten years with interest payable semiannually.

(C) NOTES PAYABLE TO BANKS/OTHER LENDERS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years, as well as with other non-bank lenders. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on our consolidated balance sheets. The table below summarizes the key attributes of our various borrowing arrangements with these lenders as of December 31, 2014.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at December 31, 2014	Monthly Payment	Average Interest Rate at December 31, 2014	Interest Rate Index(1)
The Company	8/8	4/11 - 9/14	1/15 - 7/16	Revolving line of credit secured by pledged loans	$142,500	(2)	$96,000	Interest only	2.33% (includes unused fee)	Various(2)
Medallion Chicago	3/28	11/11 - 12/11	12/16	Term loans secured by owned Chicago medallions(3)	25,708		24,202	$121 principal & interest	3.12%	N/A
The Company	1/1	1/11	11/16	Participated loans treated as financings	3,915		3,909	Proportionate to the payments received on the participated loans	2.50%	N/A
MFC	2/3	2/13 - 3/13	2/16 - 3/16	Participated loans treated as financings	160		154	Proportionate to the payments received on the participated loans	9.79%	N/A
MFC	1/1	1/05	5/15	Revolving line of credit secured by pledged loans	8,000		—	Interest only	—	Prime + 0.50%
FSVC	3/3	2/12 - 4/14	2/15 - 4/17	Participated loans treated as financings	256		251	Proportionate to the payments received on the participated loans	7.23%	N/A

					$180,539		$124,516

(1)	At December 31, 2014, 30 day LIBOR was 0.17%, 360 day LIBOR was 0.63%, and the prime rate was 3.25%.

(2)	$92,500 of these lines can also be used by MFC ($39,500 which is available) of which $30,000 of such usage would be guaranteed by the Company. Interest rates on these lines range from LIBOR plus 2% to LIBOR + 2.125%, and all contain prime rate options from prime minus 0.25% to prime, and one note has a floor, and three notes have an unused fee.

(3)	$14,914 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.26% at December 31, 2014) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At December 31, 2014, $33,000,000 was outstanding on the preferred securities.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At December 31, 2014, 139,673 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of December 31, 2014, 362,906 shares of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock are issuable under the Amended Director Plan, and as of December 31, 2014, 64,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At December 31, 2014, 461,821 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 416,821 options were exercisable, and there were 209,365 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model. The weighted average fair value of options granted was $1.54, $1.41, and $1.25 per share for the years ended December 31, 2014, 2013, and 2012. The following assumption categories are used to determine the value of any option grants.

	Year ended December 31,
	2014	2013	2012
Risk free interest rate	1.82%	1.24%	1.09%
Expected dividend yield	7.21	8.07	7.53
Expected life of option in years (1)	6.00	6.00	6.00
Expected volatility (2)	30.00	30.00	30.00

(1)	Expected life is calculated using the simplified method.

(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the Amended Director Plan for the years ended December 31, 2014, 2013, and 2012.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,179,563	$3.50-13.06	$8.96
Granted	8,000	11.53-12.55	11.91
Cancelled	(5,453)	4.85	4.85
Exercised (1)	(210,610)	3.50-11.21	5.29

Outstanding at December 31, 2012	971,500	3.50-13.06	9.80
Granted	18,000	13.84	13.84
Cancelled	(518)	9.22	9.22
Exercised (1)	(410,765)	3.50-13.06	9.90

Outstanding at December 31, 2013	578,217	7.17-13.84	9.85
Granted	32,000	11.42-13.53	12.61
Cancelled	(50,000)	8.51	8.51
Exercised (1)	(98,396)	7.17-11.21	8.96

Outstanding at December 31, 2014 (2)	461,821	$7.49-13.84	$10.38

Options exercisable at
December 31, 2012	942,333	$3.50-13.06	$9.83
December 31, 2013	556,550	7.17-13.06	9.71
December 31, 2014 (2)	416,821	7.49-13.84	10.10

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $464,000, $1,794,000, and $1,308,000 for 2014, 2013, and 2012.

(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2014 and the related exercise price of the underlying options, was $240,000 for outstanding options and $240,000 for exercisable options as of December 31, 2014. The remaining contractual life was 3.63 years for outstanding options and 3.02 years for exercisable options at December 31, 2014.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the years ended December 31, 2014, 2013, and 2012.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2011	79,668	$7.99-11.53	$8.48
Granted	221,693	11.08-12.55	11.56
Cancelled	(669)	7.99-11.53	10.32
Vested (1)	(375)	7.99	7.99

Outstanding at December 31, 2012	300,317	7.99-12.55	10.76
Granted	11,742	13.12-15.61	15.31
Cancelled	(4,088)	7.99-13.12	10.12
Vested (1)	(73,703)	11.08-12.55	11.56

Outstanding at December 31, 2013	234,268	7.99-15.61	10.72
Granted	129,126	10.08-13.46	12.82
Cancelled	(378)	11.08-15.61	12.65
Vested (1)	(153,651)	7.99-15.61	10.11

Outstanding at December 31, 2014 (2)	209,365	$10.08-15.61	$12.47

(1)	The aggregate fair value of the restricted stock vested was $2,023,000, $1,062,000, and $4,000 for 2014, 2013, and 2012.

(2)	The aggregate fair value of the restricted stock was $2,096,000 as of December 31, 2014. The remaining vesting period was 1.69 years at December 31, 2014.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2014.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2013	21,667	$11.53-13.84	$13.54
Granted	32,000	11.42-13.53	12.61
Cancelled	—	—	—
Vested	(8,667)	11.53-13.84	13.25

Outstanding at December 31, 2014	45,000	$11.42-13.84	$12.93

The intrinsic value of the options vested was $0, $143,000, and $128,000 in 2014, 2013, and 2012.

(6) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2014, 2013, and 2012.

(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2014 Quarter Ended
Investment income	$9,035	$9,875	$11,379	$10,779
Net investment income after income taxes	3,450	3,803	5,228	2,664
Net increase in net assets resulting from operations	6,766	7,105	6,694	8,127
Net increase in net assets resulting from operations per common share
Basic	$0.27	$0.29	$0.27	$0.33
Diluted	0.27	0.28	0.27	0.33

2013 Quarter Ended
Investment income	$8,245	$7,543	$9,435	$9,706
Net investment income after income taxes	2,463	1,742	4,415	3,569
Net increase in net assets resulting from operations	6,472	6,249	6,397	6,658
Net increase in net assets resulting from operations per common share
Basic	$0.30	$0.29	$0.29	$0.29
Diluted	0.30	0.28	0.29	0.29

2012 Quarter Ended
Investment income	$7,863	$8,064	$7,147	$9,270
Net investment income after income taxes	1,611	1,793	1,337	4,024
Net increase in net assets resulting from operations	5,466	5,917	6,611	6,523
Net increase in net assets resulting from operations per common share
Basic	$0.31	$0.31	$0.31	$0.31
Diluted	0.30	0.30	0.31	0.30

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2015, the FASB issued Accounting Standards Update (ASU) 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 updates consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures in an attempt to simplify consolidation accounting. The update eliminates the presumption that a general partner should consolidate a limited partnership, it modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. The update is effective for fiscal years beginning after December 15, 2015. The Company does not believe adoption of the new standards will have a material impact on its financial condition or results of operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement —Extraordinary and Unusual Items (Subtopic 225-20)”. This update eliminates from GAAP the concept of extraordinary items, simplifying income statement presentation. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe this update will have an impact on its financial condition or results of operations.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805)”. The update provides guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this update were effective on November 18, 2014. The Company does not believe this update will have an impact on its financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of a company’s ability to continue as a going concern within one year of the date the financial statements are issued. A company must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. As the update impacts disclosures only, it will have no impact on the Company’s financial condition or results of operations.

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

In August 2014, the FASB issued ASU 2014-13, “Consolidation – (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing”. ASU 2014-13 provides an alternative to Topic 820 for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate any differences between their respective fair values. In the event a reporting entity does not elect to utilize the measurement alternative, the update clarifies that the fair value of the financial assets and liabilities of the consolidated collateralized financing entity should be measured using the requirements of Topic 820 and any differences should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). This update is effective for periods beginning after December 15, 2015. The Company does not believe this update will have an impact on its financial condition or results of operations.

In June 2014, FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite service Period (a consensus of the FASB Emerging Issues Task Force).” The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and would be accounted for under existing guidance in Topic 718. The update is effective for periods beginning after December 15, 2015. The Company does not believe the adoption of the standard will have a material impact on its financial condition or results of operations.

In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Purchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The update also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The update is effective for periods beginning after December 15, 2014. The Company does not engage in these types of transactions, and as a result, does not believe that the adoption of the standard will have any impact on its financial condition or results of operations.

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

Employment agreements expire at various dates through 2017. At December 31, 2014, minimum payments under employment agreements are as follows:

(Dollars in thousands)
2015	$1,401
2016	662
2017	662
2018	662
2019	276
Thereafter	—

Total	$3,663

(b) Other Commitments

The Company had no portfolio commitments outstanding at December 31, 2014. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $35,117,000 of undisbursed funds relating to revolving credit facilities with borrowers. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through December 31, 2021. At December 31, 2014, minimum rental commitments for non-cancelable leases are as follows:

(Dollars in thousands)
2015	$1,204
2016	659
2017	165
2018	74
2019	76
Thereafter	159

Total	$2,337

Occupancy expense was $798,000, $765,000, and $828,000 for the years ended December 31, 2014, 2013, and 2012.

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

(d) Regulatory

In the ordinary course of business, the Company and its subsidiaries are subject to inquiries from certain regulators. During 2014, FSVC was examined by the SBA. The SBA issued a report related to such examination in February 2015 and discussed the report with FSVC. FSVC is currently in the process of drafting its response. The ultimate outcome of the foregoing regulatory examination cannot be predicted with any certainty at this time.

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company from 1996 through 2014 was also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $187,000, $354,000, and $386,000 in 2014, 2013, and 2012.

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

At December 31, 2014, 2013, and 2012, MSC serviced $410,915,000, $402,801,000, and $406,956,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $5,946,000, $5,920,000, and $6,066,000 of servicing fee income was earned by MSC in the years ended December 31, 2014, 2013, and 2012.

The following table summarizes the net revenues received from Medallion Bank.

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Reimbursement of operating expenses	$743	$571	$286
Loan origination fees	262	336	408
Servicing fees	15	18	23

Total other income	$1,020	$925	$717

(11) SHAREHOLDERS’ EQUITY

On December 6, 2013, the Company sold 2,900,000 shares at an offering price of $16.40 per share, resulting in gross proceeds of $47,560,000, less (i) underwriters’ discounts and commissions of $1,902,400 and (ii) offering costs of $250,600 as of December 31, 2013 (an additional $117,000 of offering costs were applied in 2014), and on May 21, 2012, the Company sold 3,500,000 shares at an offering price of $10.72 per share, resulting in gross proceeds of $37,520,000, less (i) underwriters’ discounts and commissions of $2,157,400 and (ii) offering costs of $707,600 as of December 31, 2012.

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases, which expires in May 2015. In November 2004, the repurchase program was increased by an additional $10,000,000, which was further increased to a total of $20,000,000 in July 2014. As of December 31, 2014, a total of 2,176,876 shares had been repurchased for $19,851,930, 576,143 shares for $5,880,000 in 2014, and none in 2013 and 2012.

(12) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Servicing fees	$142	$193	$223
Prepayment fees	139	743	584
Late charges	49	143	209
Other	179	203	119

Total noninterest income	$509	$1,282	$1,135

The decrease in servicing fees in 2014 reflected the fluctuations in the servicing and loan origination activities performed for Medallion Bank. Prepayment fees were significantly lower in 2014 compared to 2013 and 2012, reflecting larger than normal fees received from mezzanine loan prepayments from prior periods. Late charges also declined as delinquencies improved in all business units.

The major components of other operating expenses were as follows.

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Travel, meals, and entertainment	$931	$892	$855
Directors’ fees	425	432	330
Miscellaneous taxes	276	169	350
Computer expense	272	116	107
Office expense	224	193	216
Insurance	209	214	181
Advertising, marketing, and public relations	180	23	38
Depreciation and amortization	160	179	166
Investment management expenses	130	148	130
Bank charges	125	133	145
Telephone	100	139	126
Other expenses	62	(69)	141

Total other operating expenses	$3,094	$2,569	$2,785

Director’s fees were low in 2012 reflecting accrual adjustments. Miscellaneous taxes, which include franchise, excise, road, and other governmental assessments, were higher in 2014, and also reflected a tax benefit in 2013. Computer expense increased due to system upgrades and data center maintenance. Higher 2014 advertising, marketing and public relations expenses were attributed to increased promotional and digital media activities.

Other operating expenses were higher reflecting the prior year’s expense reduction efforts and the reversals of accrued liabilities.

(13) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Net share data
Net asset value at the beginning of the year	$10.95	$9.99	$9.68	$9.35	$9.27
Net investment income	0.60	0.55	0.43	0.61	0.56
Income tax (provision) benefit	0.00	0.00	0.00	0.00	0.00
Net realized gains (losses) on investments	(0.22)	0.03	(0.33)	(0.03)	(0.43)
Net change in unrealized appreciation on investments	0.76	0.58	1.11	0.51	0.51

Net increase in net assets resulting from operations	1.14	1.16	1.21	1.09	0.64
Issuance of common stock	(0.01)	0.67	(0.07)	(0.04)	—
Repurchase of common stock	0.03	—	—	—	0.03

Distribution of net investment income	(0.60)	(0.48)	(0.39)	(0.70)	(0.60)
Return of capital	(0.35)	(0.41)	(0.44)	—	—
Distribution of net realized gains on investments	—	—	—	—	—

Total distributions	(0.95)	(0.89)	(0.83)	(0.70)	(0.60)
Other	—	0.02	—	(0.02)	0.01

Total increase in net asset value	0.21	0.96	0.31	0.33	0.08

Net asset value at the end of the year (1)	$11.16	$10.95	$9.99	$9.68	$9.35

Per share market value at beginning of year	$14.35	$11.74	$11.38	$8.20	$8.17
Per share market value at end of year	10.01	14.35	11.74	11.38	8.20
Total return (2)	(25%)	29%	11%	49%	8%

Ratios/supplemental data
Total shareholders’ equity (net assets)	$274,670	$273,495	$216,318	$171,504	$162,765
Average net assets	276,254	225,653	197,504	166,738	161,620
Total expense ratio (3) (4) (5)	9.57%	11%	13%	17%	19%
Operating expenses to average net assets (4) (5)	6.48	6.94	7.02	8.46	10.10
Net investment income after taxes to average net assets (5)	5.48	5.40	4.44	6.46	6.11

(1)	Includes $0.00, $0.00, $0.00, $0.06, and $0.17 of undistributed net investment income per share as of December 31, 2014, 2013, 2012, 2011, and 2010, and $0.00 of undistributed net realized gains per share for all years presented.

(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the year.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.

(4)	Includes $1,312 of expense reversals related to the costs of winding up the operations of the SPAC’s that were reclassified to realized losses on investments, and $310 that was reversed as a result of favorable negotiations with the creditors of SPAC in 2010. Excluding these amounts, the total expense ratio was 20% in 2010, and the operating expense ratio was 11.11%.

(5)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $5,946, $5,920, $6,066, $5,492, and $412 and operating expenses of $6,005, $5,841, $6,359, $5,659, and $349 which formerly were the Company’s, were now MSC’s for the years ended December 31, 2014, 2013, 2012, 2011, and 2010. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 11.74%, 8.65%, and 5.46% in 2014, 13.23%, 9.53%, and 5.39% in 2013, 15.73%, 10.23%, and 4.29% in 2012, 20%, 12%, and 6.36% in 2011, and 20%, 11.32%, and 6.15% in 2010, also including the amounts referred to in footnote 4 to this table.

(14) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company matches employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank and other unconsolidated, wholly-owned portfolio companies, was approximately $181,000, $161,000, and $113,000 for the years ended December 31, 2014, 2013, and 2012.

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

(c) Commitments to extend credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2014 and 2013, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$527,601	$527,601	$473,157	$473,157
Cash (1)	47,083	47,083	52,172	52,172
Accrued interest receivable (2)	988	988	907	907
Financial liabilities
Funds borrowed(2)	348,795	348,795	314,958	314,958
Accrued interest payable(2)	2,171	2,171	1,124	1,124

(1)	Categorized as level 1 within the fair value hierarchy.

(2)	Categorized as level 3 within the fair value hierarchy.

(16) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during 2014.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2014 Assets
Medallion loans	$—	$—	$311,894	$311,894
Commercial loans	—	—	71,149	71,149
Investment in Medallion Bank and other controlled subsidiaries	—	—	136,848	136,848
Equity investments	178	—	7,532	7,710
Foreclosed properties	—	47,502	—	47,502
Other assets	—	—	392	392

2013 Assets
Medallion loans	$—	$—	$297,861	$297,861
Commercial loans	—	—	60,168	60,168
Investment in Medallion Bank and other controlled subsidiaries	—	—	108,623	108,623
Equity investments	280	—	6,225	6,505
Foreclosed properties	—	50,403	—	50,403
Other assets	—	9,584	392	9,976

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is the investment in Medallion Bank, MSC, and investments in a start-up business engaged in media-buying consulting. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the years ended December 31, 2014 and 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2013	$297,861	$60,168	$108,623	$6,225	$392
Gains (losses) included in earnings	—	(940)	30,643	781	—
Purchases, investments, and issuances	88,526	20,747	11,982	1,174	—
Sales, maturities, settlements, and distributions	(74,493)	(8,826)	(14,400)	(648)	—

December 31, 2014	$311,894	$71,149	$136,848	$7,532	$392

Amounts related to held assets(1)	$—	($1,328)	$30,643	$731	—

(1)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2012	$294,388	$56,919	$99,083	$4,389	-
Gains (losses) included in earnings	40	1,869	17,060	394	(56)
Purchases, investments, and issuances	200,674	16,842	8,966	2,076	—
Sales, maturities, settlements, and distributions(1)	(197,241)	(16,857)	(15,116)	(161)	—
Transfers, in (out)	—	1,395	(1,370)	(473)	448

December 31, 2013	$297,861	$60,168	$108,623	$6,225	$392

Amounts related to held assets(2)	$—	($145)	$17,060	$394	(168)

(1)	During 2013 $1,370 of investment in Medallion Fine Art, Inc. was reclassified as a loan, and $560 of loans were transferred to other receivables.

(2)	Total realized and unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2013.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2014 and 2013 were as follows.

(Dollars in thousands)	Fair Value at 12/31/14	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$311,894	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 111%(60%)

Commercial Loans – Asset-Based	3,467	Borrower collateral analysis	Adequacy of collateral (loan to value)	2% -80%(52%) (1)

Commercial Loans – Mezzanine and Other	67,682	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3.00% -17.00%(12.22%)

Investment in Medallion Bank	125,027	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	9,463	Market comparables	Valuation indicated by private company offers	N/A
	2,358	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A

Equity Investments	2,599	Investee book value	Valuation indicated by investee filings	N/A
	1,230	Market comparables	Discount for lack of marketability	10%(10%)
	3,703	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Other Assets	392	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(1)	As of December 31, 2014, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(Dollars in thousands)	Fair Value at 12/31/13	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$297,861	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 89%(39%)

Commercial Loans – Asset-Based	7,476	Borrower collateral analysis	Adequacy of collateral (loan to value)	6% -86%(63%) (1)

Commercial Loans – Mezzanine and Other	52,692	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3.00% -17.00%(11.29%)

Investment in Medallion Bank	101,478	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	3,750	Market comparables	Valuation indicated by private company offers	N/A
	3,395	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A

Equity Investments	1,982	Investee book value	Valuation indicated by investee filings	N/A
	1,299	Market comparables	Discount for lack of marketability	10%(10%)
	2,944	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Other Assets	392	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(1)	As of December 31, 2013, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(17) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of December 31, 2014 and 2013.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 12/31/14		Value as of 12/31/13
City of Chicago Taxicab Medallions	154	(1)	$8,411	$46,154	(2)	$48,972	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	1,348	(3)	1,431	(3)

Total Foreclosed Properties			$8,689	$47,502		$50,403

(1)	Investment is not readily marketable, is considered income producing, is not subject to option, and is a non-qualifying asset under the 1940 Act.

(2)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $43,027, $0, and $43,027 as of December 31, 2014, and was $45,284, $0, and $45,284 as of December 31, 2013. The aggregate cost for Federal income tax purposes was $3,127 at December 31, 2014 and $3,688 at December 31, 2013.

(3)	Gross unrealized appreciation, gross unrealized depreciation and net unrealized appreciation for Federal income tax purposes is $1,244, $0, and $1,244 as of December 31, 2014 and is $1,308, $0 and $1,308 as of December 31, 2013. The aggregate cost for Federal income tax purposes is $103 at December 31, 2014 and $122 at December 31, 2013.

(18) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

On February 13, 2015, the Company’s board of directors declared a $0.24 per share common stock distribution, payable on March 24, 2015 to shareholders of record on March 17, 2015.

In January 2015, a $10,000,000 revolving line of credit with a regional bank that matured in January 2015 was extended to April 30, 2016.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					368	78%	3.60%	$73,250	$213,099	$213,248
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp ##	Term Loan	08/19/14	07/20/17	1	1%	3.31%	$1,627	$1,449	$1,449
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350
	Sean Cab Corp ##	Term Loan	12/09/11	12/08/15	1	1%	3.60%		$3,480	$3,471
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%	$976	$870	$870
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,107	$2,102
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%	$1,842	$1,806	$1,812
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,798	$1,800
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,797	$1,799
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,797	$1,799
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,793	$1,795
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%	$651	$580	$580
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140
	Sifnos, Kitriani Incs ##	Term Loan	06/08/10	05/01/15	1	1%	4.00%		$1,558	$1,554
	Hamilton Transit LLC ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,546
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Nancy Transit Inc ##	Term Loan	03/11/13	03/11/16	1	1%	3.50%		$1,513	$1,511
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,508	$1,505
	Lety Cab Corp ##	Term Loan	10/21/10	10/20/15	1	1%	3.13%		$1,507	$1,503
	Christian Cab Corp	Term Loan	11/27/12	11/27/15	1	1%	4.00%		$1,501	$1,501
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,485	$1,482
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,461	$1,463
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,461	$1,461
	Penegali Taxi LLC	Term Loan	12/11/14	12/10/17	1	1%	3.75%	$1,400	$1,400	$1,402
Various New York && ##	2.75% to 10.00%	Term Loan	12/20/00 to 12/18/14	01/09/15 to 09/10/23	339	62%	3.65%	$53,162	$170,278	$170,427
Chicago					108	14%	4.97%	$11,638	$39,280	$39,355
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	08/28/15	1	1%	5.50%		$1,663	$1,659
Various Chicago && ##	3.75% to 7.25%	Term Loan	01/22/10 to 12/08/14	01/18/15 to 12/08/19	107	14%	4.95%	$11,638	$37,617	$37,696
Newark && ##	4.50% to 8.00%	Term Loan	07/25/08 to 12/11/14	02/17/15 to 01/10/23	114	9%	5.28%	$8,446	$25,043	$25,138
Boston					57	10%	4.69%	$9,549	$27,277	$27,317
	Chiso Trans Inc	Term Loan	11/26/13	11/26/16	1	*	4.25%		$820	$822
	Chiso Trans Inc	Term Loan	04/20/12	04/20/15	1	*	5.50%		$582	$582
Various Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 11/17/14	02/17/15 to 10/08/18	55	9%	4.68%	$9,549	$25,875	$25,913
Cambridge					15	2%	4.80%	$1,184	$6,006	$6,021
	Gcf Taxi Inc, Et Al	Term Loan	12/30/13	12/30/16	1	*	6.00%		$1,365	$1,365
	Gcf Taxi Inc Et Al/Note 2	Term Loan	12/29/14	09/29/15	1	*	4.00%	$97	$61	$63
Various Cambridge && ##	4.00% to 5.50%	Term Loan	05/06/11 to 07/01/14	01/26/15 to 10/08/18	13	2%	4.46%	$1,087	$4,580	$4,593
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 01/03/14	07/01/15 to 09/01/23	9	0%	6.59%	$278	$814	$815

Total medallion loans ($247,525 pledged as collateral under borrowing arrangements)					671	114%	4.03%	$104,345	$311,519	$311,894

Commercial Loans
Secured mezzanine (32% Minnesota, 10% Ohio, 10% Texas, 9% North Carolina, 7% New York, 7% Oklahoma, 6% Pennsylvania, 5% Wisconsin, 5% Delaware, 4% Arizona and 5% all other states) (2)

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Manufacturing (65% of the total)
	Tech Cast Holdings LLC (interest rate includes PIK interest of 3%)	Term Loan	12/12/14	12/12/19	1	1%	15.00%	$3,350	$3,353	$3,318

	EGC Operating Company, LLC (interest rate includes PIK interest of 3%)	Term Loan	09/30/14	09/30/19	1	1%	15.00%	$3,100	$3,124	$3,135
	(capitalized interest of $24 per footnote 2)
	AA Plush Holdings, LLC (interest rate includes PIK interest of 2%)	Term Loan	08/15/14	08/15/19	1	1%	14.00%	$3,000	$3,023	$3,011
	(capitalized interest of $23 per footnote 2)
+	Bluff Holdings, Inc. (interest rate includes PIK interest of 3.5%)	Term Loan	12/14/12	12/14/17	1	1%	15.50%		$3,000	$3,007
	BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 2%)	Term Loan	08/01/14	08/01/19	1	1%	14.00%	$2,500	$2,521	$2,526
	(capitalized interest of $21 per footnote 2)
	American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 5%)	Term Loan	07/03/13	01/03/18	1	1%	17.00%		$1,618	$1,618
	(capitalized interest of $118 per footnote 2)
	American Cylinder, Inc. d/b/a All Safe	Term Loan	07/03/13	07/03/17	1	*	10.00%		$800	$797
	WRWP LLC (interest rate includes PIK interest of 3%)	Term Loan	12/30/14	12/30/19	1	1%	15.00%	$2,242	$2,242	$2,252
+	Packaging Specialists, Inc. Southwest (interest rate includes PIK interest of 6%)	Term Loan	04/01/08	06/30/15	1	1%	14.00%		$2,000	$2,000
	Dynamic Systems, Inc. (interest rate includes PIK interest of 3.5%)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$1,994	$1,994
	(capitalized interest of $170 per footnote 2)
+	GAF Manufacturing, LLC (interest rate includes PIK interest of 2%)	Term Loan	03/06/14	03/06/19	1	1%	14.00%	$1,500	$1,525	$1,532
	(capitalized interest of $25 per footnote 2)
+	PACA Foods, LLC &	Term Loan	12/31/10	12/31/15	1	1%	13.00%		$2,127	$1,526
+	Respiratory Technologies, Inc.	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,505
+	Various Other && 12.00% to 17.00%	Term Loan	03/10/99 to 07/17/12	03/31/10 to 01/31/19	5	2%	13.93%	$0	$5,670	$5,671
Information (10% of the total)	US Internet Corp.	Term Loan	06/12/13	06/12/20	1	1%	14.50%		$3,000	$3,016
	Centare Holdings, Inc. (interest rate includes PIK interest of 2%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,486
Professional, Scientific, and Technical Services (9% of the total) +	Portu-Sunberg Marketing, LLC	Term Loan	12/31/12	12/31/17	1	1%	12.00%		$2,500	$2,508
+	DPIS Engineering, LLC	Term Loan	12/01/14	06/30/20	1	1%	12.00%	$2,000	$2,000	$1,996
Arts, Entertainment, and Recreation (9% of the total)	RPAC Racing, LLC & (interest rate includes PIK interest of 10%)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$4,485	$4,485
	(capitalized interest of $1,446 per footnote 2)
Administrative and Support Services (7% of the total) +	Staff One, Inc.	Term Loan	06/30/08	03/31/16	1	1%	3.00%		$2,964	$2,964
+	Staff One, Inc.	Term Loan	09/15/11	03/31/16	1	*	3.00%		$485	$485
Accommodation and Food Services (0% of the total)	Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.83%	$0	$2,245	$609
Retail Trade (0% of the total)	Various Other && 10.00%	Term Loan	06/30/00	10/01/15	1	*	10.00%	$0	$383	$36

Total secured mezzanine (2)					29	19%	12.88%	$17,692	$55,059	$52,477

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Asset-based (67% New York, 24% New Jersey, 6% Florida and 3% all other states)
Wholesale Trade (29% of the total)	Various Other 4.50% to 6.50% ##	Revolving line of credit	01/23/99 to 06/30/14	01/14/15 to 11/30/15	9	*	5.17%	$15	$1,047	$992
Transportation and Warehousing (26% of the total)	Various Other && 6.00% to 8.00% ##	Revolving line of credit	12/31/01 to 05/02/06	05/02/15 to 12/31/15	2	*	6.45%	$0	$914	$890
Health Care and Social Assistance (12% of the total)	Various Other 5.75% to 5.78% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/15 to 11/09/15	2	*	5.77%	$0	$456	$425
Retail Trade (9% of the total)	Various Other 4.75% to 7.25% ##	Revolving line of credit	10/19/98 to 08/31/06	07/24/15 to 12/21/15	5	*	5.49%	$0	$342	$320
Construction (9% of the total)	Various Other 5.75% to 6.75% ##	Revolving line of credit	07/20/99 to 07/23/13	07/20/15 to 07/23/15	2	*	5.77%	$0	$311	$303
Professional, Scientific, and Technical Services (6% of the total)	Various Other 6.75%	Revolving line of credit	12/22/14	12/22/15	1	*	6.75%	$202	$202	$206
Manufacturing (6% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 01/27/14	01/27/15 to 11/29/15	5	*	6.38%	$10	$223	$200
Finance and Insurance (3% of the total)	Various Other && 5.50%	Revolving line of credit	02/14/08	02/14/15	1	*	5.50%	$0	$99	$96
Administrative and Support Services (0% of the total)	Various Other 5.50%	Revolving line of credit	06/30/07	06/30/15	1	*	5.50%	$0	$39	$35

Total asset-based ($2,889 pledged as collateral under borrowing arrangements)					28	1%	5.82%	$227	$3,633	$3,467

Other secured commercial (74% New York, 22% New Jersey and 4% all other states)
Retail Trade (77% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12.00%)	Term Loan	12/17/12	12/17/17	1	2%	12.00%		$6,737	$6,737
	(capitalized interest of $1,137 per footnote 2)
	Various Other && 0.00% to 10.50%	Term Loan	09/13/06 to 08/13/14	12/17/14 to 08/13/20	17	2%	8.97%	$1,640	$5,098	$4,897
Accommodation and Food Services (18% of the total)	Dune Deck Owners Corp ##	Term Loan	04/24/07	03/31/16	1	1%	7.00%		$2,071	$2,071
	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	03/16/16 to 09/06/19	3	*	8.33%	$375	$837	$734
Arts, Entertainment, and Recreation (3% of the total)	Various Other 8.00%	Term Loan	10/31/14	12/31/14	1	*	8.00%	$500	$503	$504
	(capitalized interest of $3 per footnote 2)
Real Estate and Rental and Leasing (1% of the total)	Various Other 4.00% to 6.00%	Term Loan	04/22/99 to 07/15/13	04/01/15 to 07/15/16	3	*	5.27%	$0	$151	$152
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	05/14/13	05/14/18	1	*	7.50%	$0	$109	$110

Total other secured commercial loans ($2,071 pledged as collateral under borrowing arrangements)					27	6%	9.91%	$2,515	$15,506	$15,205

Total commercial loans ($4,960 pledged as collateral under borrowing arrangements) (2)					84	26%	11.91%	$20,434	$74,198	$71,149

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	46%	12.00%		$125,027	$125,027
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	*	0.00%		$1,157	$1,157
Real Estate	Medallion Hamptons Holding LLC	100% of membership interests	06/21/05	None	1	2%	0.00%		$3,014	$4,400
Advertising	Generation Outdoor, Inc.	100% of common stock	12/20/04	None	1	2%	0.00%		$751	$5,063
Various Other			11/05/10 to 5/23/12	None	2	*	0.00%		$1,201	$1,201

Investment in Medallion Bank and other controlled subsidiaries, net					6	50%	11.44%	$0	$131,150	$136,848

Equity investments

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$968	$2,600
NASCAR Race Team	Medallion MotorSports, LLC	75% of limited liability interest	11/24/10	None	1	1%	0.00%		$2,054	$1,600
Employee Leasing Services	Staff One, Inc.	46.4% preferred stock	06/30/08	None	1	*	0.00%		$472	$472
Investment Castings	Tech Cast Holdings LLC	4.14% LLC units	12/12/14	12/12/19	1	*	0.00%		$300	$300
Stuffed Toy Manufacturer	AA Plush Holdings, LLC	1.6% LLC common units	08/15/14	None	1	*	0.00%		$300	$300
Baby Sleep Products	BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% LLC units	08/01/14	None	1	*	0.00%		$250	$250
IT Services	Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%		$103	$103
Wire Manufacturer	WRWP LLC	10.3% preferred LLC units, 7.23% common stock	12/30/14	12/30/19	1	*	0.00%		$224	$224
Various Other # +	**	* Various	09/10/98 to 3/30/12	None	6	1%	3.68%		$1,431	$1,861

					14	3%	0.86%	$0	$6,102	$7,710

Investment securities
Investment securities, net

					0	0%	0.00%	$0	$0	$0

Net Investments ($252,485 pledged as collateral under borrowing arrangements) (3)					775	192%	6.97%	$124,779	$522,969	$527,601

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $2,971 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 192%.
(4)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $62,743, $5,370 and $57,373, respectively. The tax cost of investments was $470,228.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2014.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 25% and up to 29% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at December 31, 2014.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 11, 2015 (File No. 814-00188)

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2014

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss)	Amount of dividends or interest (1)	Value as of 12/31/14
(Dollars in thousands)
Medallion Bank – common stock	1,000,000 shares -100% of common stock	$26,658	$15,000	$125,027
Generation Outdoor, Inc. – common stock	1,000 shares - 100% of common stock	4,803	7	5,063
Medallion Hamptons Holding LLC – membership interest	100% of membership interest	572	0	4,400
Medallion Fine Art, Inc. – common stock (2)	1,000 shares - 100% of common stock	(723)	0	1,157
Medallion Servicing Corp. – common stock	1,000 shares - 100% of common stock	(110)	0	852
LAX Group LLC – membership interest	42% of membership interest	(557)	0	349

Total investments in Medallion Bank and other controlled subsidiaries		30,643	15,007	136,848

Medallion Motorsports, LLC – membership interest (3)	75% of membership interest	0	0	1,600
Appliance Recycling Centers of America Inc. – common stock	8.86% of common stock	0	0	1,230
Western Reserve Wire – membership interest (4)	7.23% of membership interest	0	0	224
Summit Medical, Inc. – common stock	9.25% of common stock	0	0	135
Other equity investments other than in investments in and advances to affiliates		—	—	4,521

Total equity investments		—	0	7,710

Total investments in Medallion Bank and other controlled subsidiaries and equity investments			15,007	$144,558

Other interest and dividend income other than from investments in and advances to affiliates			433

Total dividend and interest income on short term investments			$15,440

Total investments in and advances to affiliates				140,037
Other equity investments other than in investments in and advances to affiliates				4,521

Total investments in Medallion Bank and other controlled subsidiaries and equity investments				$144,558

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $5,600 which is carried at $6,737 as of December 31, 2014, and on which $764 of interest income was earned in 2014.
(3)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,485, and on which $355 of interest income was earned in 2014.
(4)	The Company has a loan due from Western Reserve Wire in the amount of $2,242 as of December 31, 2014, on which there were no earnings in 2014.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2014.

Name of Issuer	Medallion Bank	Medallion Hamptons Holding LLC	Medallion Motorsports, LLC	Medallion Fine Art, Inc.	Appliance Recycling Centers of America Inc.	Medallion Servicing Corp.	Generation Outdoor, Inc.	Western Reserve Wire	LAX Group LLC
Title of Issue	Common Stock	Membership Interest	Membership Interest (1)	Common Stock (2)	Common Stock	Common Stock	Common Stock	Membership Interest (3)	Membership Interest
(Dollars in thousands)
Value as of 12/31/13	$101,478	$3,750	$1,954	$1,880	$1,299	$822	$439	$—	$254
Gross additions / investments	10,000	90	100	—	—	331	1,220	224	652
Gross reductions / distributions	(13,109)	(12)	—	—	—	(192)	(1,399)	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	26,658	572	(454)	(723)	(68)	(110)	4,803	—	(557)
Other adjustments	—	—	—	—	—	1	—	—	—

Value as of 12/31/14	$125,027	$4,400	$1,600	$1,157	$1,231	$852	$5,063	$224	$349

(1)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,485, and on which $355 of interest income was earned in 2014.
(2)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $5,600, which is carried at $6,737 as of December 31, 2014, $761, and on which $764 of interest income was earned in 2014.
(3)	The Company has a loan due from Western Reserve Wire in the amount of $2,242 as of December 31, 2014, on which there were no earnings in 2014.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2013

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2013 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					358	74%	3.52%	$133,978	$202,954	$202,947
	Sean Cab Corp ##	Term Loan	12/9/2011	12/8/2015	1	1%	3.60%		$3,581	$3,566
	Real Cab Corp	Term Loan	7/20/2007	7/20/2017	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp	Term Loan	7/20/2007	7/20/2017	1	*	2.81%		$350	$350
	Sifnos, Van-Dim, Kitriani Incs ##	Term Loan	6/8/2010	5/1/2015	1	1%	4.00%		$2,460	$2,454
	Whispers Taxi Inc ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$2,197	$2,164	$2,156
	Slo Cab Corp	Term Loan	7/20/2007	7/20/2017	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp	Term Loan	7/20/2007	7/20/2017	1	*	2.81%		$210	$210
	Lety Cab Corp ##	Term Loan	10/21/2010	10/20/2015	1	1%	3.13%		$1,557	$1,550
	Nancy Transit Inc ##	Term Loan	3/11/2013	3/11/2016	1	1%	3.50%	$1,575	$1,546	$1,542
	Bunty & Jyoti Inc ##	Term Loan	3/13/2013	3/13/2016	1	1%	3.75%	$1,575	$1,546	$1,541
	Junaid Trans Corp ##	Term Loan	4/30/2013	4/30/2016	1	1%	3.75%	$1,550	$1,524	$1,519
	Christian Cab Corp	Term Loan	11/27/2012	11/27/2015	1	1%	4.00%		$1,504	$1,513
	Ocean Hacking Corp ##	Term Loan	12/20/2013	12/20/2016	1	1%	3.50%	$1,500	$1,500	$1,502
	Devin Taxi Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Dayna Hacking Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Benson Hacking Corp ##	Term Loan	5/28/2013	5/28/2016	1	1%	3.35%	$1,465	$1,443	$1,438
	Silke Hacking Corp ##	Term Loan	6/28/2013	6/28/2016	1	1%	2.90%	$1,450	$1,424	$1,426
	Sonu-Seema Corp ##	Term Loan	12/7/2012	12/7/2015	1	1%	3.75%		$1,415	$1,410
	Lil Amandachaka Hacking Corp ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Flow Taxi Corp ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Ukraine Service Co ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Nosilla Service Co., Inc ##	Term Loan	7/23/2013	7/23/2016	1	1%	3.00%	$1,425	$1,407	$1,409
	Orys Trans Corp ##	Term Loan	7/24/2013	7/24/2016	1	1%	2.75%	$1,400	$1,400	$1,402
	Alltaxitwo Cab Corp ##	Term Loan	7/24/2013	7/24/2016	1	1%	2.75%	$1,400	$1,400	$1,402
	Perem Hacking Corp ##	Term Loan	2/21/2013	2/21/2016	1	*	3.00%	$1,396	$1,362	$1,358
	S600 Service Co Inc ##	Term Loan	2/21/2013	2/21/2016	1	*	3.00%	$1,396	$1,362	$1,358
	Uddin Taxi Corp ##	Term Loan	11/14/2012	11/14/2015	1	*	5.25%		$1,358	$1,353
Various New York	2.22% to 10.00%	Term Loan	12/20/00 to 12/26/13	01/15/14 to 09/10/23	331	59%	3.56%	$108,444	$161,262	$161,313
Chicago					111	15%	4.94%	$32,540	$42,175	$42,239
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	8/28/2012	8/28/2015	1	1%	5.50%		$1,696	$1,689
	Regal Cab Company Et Al ##	Term Loan	8/29/2013	8/29/2016	1	1%	5.00%	$1,400	$1,395	$1,391
	Chicago Medallion Nine LLC ##	Term Loan	5/2/2012	5/2/2017	1	1%	5.75%		$1,373	$1,368
Various Chicago	3.75% to 8.50%	Term Loan	01/22/10 to 12/27/13	01/18/15 to 12/27/18	108	14%	4.89%	$31,140	$37,711	$37,791
Newark &&	4.50% to 8.00%	Term Loan	04/12/07 to 12/12/13	02/27/14 to 01/10/23	106	8%	5.58%	$13,103	$21,681	$21,792
Boston					53	9%	4.91%	$11,642	$23,622	$23,656
	Chiso Trans Inc	Term Loan	11/26/2013	11/26/2016	1	*	4.25%	$845	$845	$847
	Chiso Trans Inc	Term Loan	4/20/2012	4/20/2015	1	*	5.50%		$599	$600
	Various Boston && 4.00% to 6.75%	Term Loan	06/12/07 to 12/20/13	01/14/14 to 10/08/18	51	8%	4.92%	$10,797	$22,178	$22,209
Cambridge					14	2%	5.06%	$3,850	$6,008	$6,043
	Gcf Taxi Inc, Et Al	Term Loan	12/30/2013	12/30/2016	1	1%	6.00%	$1,398	$1,397	$1,417
	4.00% to 6.50%	Term Loan	03/19/10 to 12/11/13	05/06/14 to 10/08/18	13	2%	4.78%	$2,452	$4,611	$4,626
Other					12	0%	6.52%	$860	$1,178	$1,184
Various Other &&	5.00% to 11.50%	Term Loan	11/26/07 to 08/21/13	03/23/14 to 09/01/23	12	*	6.52%	$860	$1,178	$1,184

Total medallion loans ($233,789 pledged as collateral under borrowing arrangements)					654	109%	4.02%	$195,973	$297,618	$297,861

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

Financial Statements for the years ended December 31, 2014, 2013, and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Medallion Bank

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2014 and 2013, and the related statements of comprehensive income, changes in shareholder’s equity, and cash flows for each of the three years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2014, in conformity with US generally accepted accounting principles.

/s/ WeiserMazars LLP

New York, New York

March 11, 2015

Medallion Bank

Statements of Comprehensive Income

For the years ended December 31,

(Dollars in thousands)	2014	2013	2012
Interest income
Investments	$729	$616	$617
Loan interest including fees	76,562	63,128	55,850

Total interest income	77,291	63,744	56,467
Interest expense	7,008	5,271	5,094

Net interest income	70,283	58,473	51,373
Provision for loan losses	8,056	10,290	4,880

Net interest income after provision for loan losses	62,227	48,183	46,493
Noninterest income	344	117	437
Gain on sale of repossessed loan collateral	11	506	378
Noninterest expense
Loan servicing	8,844	8,215	7,894
Salaries and benefits	4,997	4,397	3,800
Professional fees	1,859	2,194	546
Collection costs	1,245	1,307	1,320
Regulatory fees	807	672	589
Affiliate services	502	355	354
Occupancy and equipment	283	297	203
Insurance	199	176	161
Credit reports	177	173	149
Director’s fees	140	128	133
Provision for losses on other assets	—	1,064	—
Other	759	670	592

Total noninterest expense	19,812	19,648	15,741

Income before income taxes	42,770	29,158	31,567
Provision for income taxes	16,508	10,718	12,097

Net income	26,262	18,440	19,470
Other comprehensive income, net of tax
Net change in unrealized gains on investment securities	659	(1,024)	76

Total comprehensive income	$26,921	$17,416	$19,546

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

(Dollars in thousands)	2014	2013
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$30,372	$17,467
Investment securities, available-for-sale	27,900	24,464
Loans, inclusive of net deferred loan acquisition costs	898,874	765,749
Allowance for loan losses	(17,799)	(16,434)

Loans, net	881,075	749,315
Repossessed loan collateral	1,203	808
Fixed assets, net	120	141
Deferred and other tax assets, net	5,422	5,393
Accrued interest receivable and other assets	17,951	16,226

Total assets	$964,043	$813,814

Liabilities and shareholder’s equity
Liabilities
Funds borrowed	$807,940	$682,337
Accrued interest payable	696	576
Other liabilities	2,931	2,249
Due to affiliates	3,032	866

Total liabilities	814,599	686,028

Commitments and contingencies (Note 9)	—	—
Shareholder’s equity
Preferred stock, $1 par value, 26,303 shares at December 31, 2014 and 2013 authorized, issued, and outstanding	26,303	26,303
Common stock, $1 par value, 7,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Additional paid in capital	66,500	56,500
Accumulated other comprehensive income (loss), net of tax	157	(502)
Retained earnings	55,484	44,485

Total shareholder’s equity	149,444	127,786

Total liabilities and shareholder’s equity	$964,043	$813,814

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Changes in Shareholder’s Equity

For the years ended December 31, 2014, 2013, and 2012

(Dollars in thousands)	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
	Shares Outstanding	Amount	Shares Outstanding	Amount
Balance at December 31, 2011	26,303	$26,303	1,000,000	$1,000	$51,500	$446	$29,601	$108,850
Net income	—	—	—	—	—	—	19,470	19,470
Dividends declared to parent	—	—	—	—	—	—	(10,500)	(10,500)
Dividends declared to US Treasury	—	—	—	—	—	—	(263)	(263)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	76	—	76

Balance at December 31, 2012	26,303	26,303	1,000,000	1,000	51,500	522	38,308	117,633
Capital contributions	—	—	—	—	5,000	—	—	5,000
Net income							18,440	18,440
Dividends declared to parent	—	—	—	—	—	—	(12,000)	(12,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(263)	(263)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	(1,024)	—	(1,024)

Balance at December 31, 2013	26,303	$26,303	1,000,000	$1,000	$56,500	$(502)	$44,485	$127,786
Capital contributions	—	—	—	—	10,000	—	—	10,000
Net income							26,262	26,262
Dividends declared to parent	—	—	—	—	—	—	(15,000)	(15,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(263)	(263)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	659	—	659

Balance at December 31, 2014	26,303	$26,303	1,000,000	$1,000	$66,500	$157	$55,484	$149,444

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Cash Flows

For the years ended December 31,

(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities
Net income from operations	$26,262	$18,440	$19,470
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,542	4,379	3,788
Deferred tax provision (benefit)	(397)	(1,049)	235
Provision for loan losses	8,056	10,290	4,880
Provision for losses on other assets	—	1,064	—
(Gain) from sale of repossessed loan collateral and other assets, net	(16)	(513)	(382)
Changes in operating assets and liabilities:
Interest receivable	(689)	(338)	(654)
Other tax assets	(28)	(782)	(226)
Other assets	(2,286)	(1,596)	(790)
Interest payable	121	91	34
Other liabilities	482	672	(173)

Net cash provided by operating activities	36,047	30,658	26,182

Cash flows from investing activities
Increase in loans, net	(148,006)	(110,700)	(113,334)
Purchase of investments	(5,604)	(9,738)	(3,610)
Proceeds from maturity/sale of investments	3,158	5,662	7,968
Proceeds from sale of repossessed loan collateral	4,646	4,656	3,935
Purchase of premises and equipment	(41)	(102)	(53)

Net cash used in investing activities	(145,847)	(110,222)	(105,094)

Cash flows from financing activities
Issuance of time deposits and other borrowed funds	576,822	642,189	515,872
Repayments of funds borrowed	(451,019)	(556,003)	(434,050)
Federal funds purchased	27,000	24,000	33,000
Repayments of federal funds purchased	(27,000)	(30,000)	(27,000)
Change in due to affiliates	2,165	(596)	498
Additional paid-in capital contributed by parent	10,000	5,000	—
Dividends paid to parent	(15,000)	(12,000)	(13,000)
Dividends paid to US Treasury	(263)	(329)	(263)

Net cash provided by financing activities	122,705	72,261	75,057

Net change in cash and cash equivalents	12,905	(7,303)	(3,855)
Cash and cash equivalents, beginning of the year	17,467	24,770	28,625

Cash and cash equivalents, end of the year	$30,372	$17,467	$24,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,636	$3,960	$3,919
Cash paid for income taxes	16,933	12,550	11,275
Non-cash investing activities—loans transferred to repossessed loan collateral	8,413	8,959	7,748
Non-cash investing activities—loans transferred to other assets	—	8,514	—

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes to Financial Statements

December 31, 2014

1.	Organization and summary of significant accounting policies

Description of business – Medallion Bank (the Bank) is a limited service industrial bank headquartered in Salt Lake City, Utah. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank (IB) charter pursuant to the laws of the State of Utah. The Bank is a wholly owned subsidiary of Medallion Financial Corp. (Medallion). The Bank originates asset-based commercial loans and commercial loans to finance the purchase of taxi medallions, both of which are marketed and serviced by the Bank’s affiliates who have extensive prior experience in these asset groups. The Bank originates consumer loans on a national basis that are secured by marine, recreational vehicle, and trailer products to customers with prior credit blemishes. The Bank also originates unsecured home improvement consumer loans on a national basis. The loans are financed primarily with time certificates of deposits which are originated nationally through a variety of brokered deposit relationships.

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

Investment securities – FASB ASC Topic 320, “Investments – Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2014 and 2013, the net premium on investment securities totaled $272,000 and $342,000, and $64,000, $105,000, and $177,000 was amortized to interest income for the years ended December 31, 2014, 2013, and 2012. The Bank had $27,900,000 and $24,464,000 of available-for-sale securities at fair value as of December 31, 2014 and 2013. The topic further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $252,000 of pretax net unrealized gain on available-for-sale securities as of December 31, 2014, and $803,000 of pretax net unrealized loss on available-for-sale securities as of December 31, 2013. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Loans – Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2014 and 2013, net loan origination costs were $9,937,000 and $9,553,000. Net amortization expense for the years ended December 31, 2014, 2013, and 2012 was $3,138,000, $2,911,000, and $2,334,000.

Interest income is recognized on an accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due (loans in bankruptcy are not charged-off at 120 days), whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. Other loans are charged off when management determines that a loss has occurred. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged off accounts are recorded as a recovery. Total loans more than 90 days past due were $3,114,000, $3,817,000, and $1,252,000 at December 31, 2014, 2013, and 2012, or 0.4%, 0.5%, and 0.2% of the total loan portfolio.

At December 31, 2014, $2,536,000 or 1% of consumer loans, and $1,351,000 or 3% of commercial loans and no medallion loans were on nonaccrual, compared to $2,266,000 or 1% of consumer loans, and $2,291,000 or 4% of commercial loans and no medallion loans on nonaccrual at December 31, 2013, and $2,451,000 or 1% of consumer loans, and no commercial and medallion loans on nonaccrual at December 31, 2012. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $90,000, $85,000, and $0 as of December 31, 2014, 2013, and 2012.

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

Allowance for loan losses –In analyzing the adequacy of the allowance for loan losses, the Bank uses historical delinquency and actual loss rates with a one year lookback period. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

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

Other comprehensive income (loss) – The Bank had $659,000, $(1,024,000), and $76,000 of net unrealized gains/(loss) due to the mark-to-market of available-for-sale securities for the years ended December 31, 2014, 2013, and 2012. The Bank had no other components of comprehensive income (loss)

Restrictions on dividends, loans, and advances – Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to Medallion. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards.

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

Recently issued accounting standards – In January 2015, the FASB issued Accounting Standards Update (ASU) 2015-01, “Income Statement —Extraordinary and Unusual Items (Subtopic 225-20)”. This update eliminates from GAAP the concept of extraordinary items, simplifying income statement presentation. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Bank does not believe this update will have an impact on its financial condition or results of operations.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805)”. The update provides guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this update are effective on November 18, 2014. The Bank does not believe this update will have an impact on its financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of a company’s ability to continue as a going concern within one year of the date the financial statements are issued. A company must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. As the update impacts disclosures only, it will have no impact on the Bank’s financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40)”. The update requires that certain government-guaranteed mortgage loans, including those guaranteed by the FHA, be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure of loans that meet these criteria, a separate receivable should be recorded based on the amount of the loan balance expected to be recovered from the guarantor. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Bank does not make government-guaranteed mortgage loans, and as a result believes the adoption of the standard will have no impact on its financial condition or results of operations.

In June 2014, FASB issued Accounting Standards Update (ASU) 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite service Period (a consensus of the FASB Emerging Issues Task Force).” The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and would be accounted for under existing guidance in Topic 718. The update is effective for periods beginning after December 15, 2015. The Bank does not believe the adoption of the standard will have a material impact on its financial condition or results of operations.

In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Purchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The update also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The update is effective for periods beginning after December 15, 2014. The Bank does not engage in these types of transactions, and as a result, do not believe that the adoption of the standard will have any impact on its financial condition or results of operations.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The update is effective for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Bank has not yet selected a transition method nor has it determined the effect of the standard on its financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the requirements for reporting discontinued operations, requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position, and requires additional disclosures about discontinued operations. Additionally, the update expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. The update was to be applied prospectively to annual periods beginning on or after December 15, 2014. The Bank does not believe the adoption of the standard will have any impact on its financial condition or results of operations.

2.	Investment securities

Fixed maturity securities available-for-sale at December 31 consisted of the following.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2014
Mortgage-backed securities, principally obligations of US federal agencies	$18,526	$351	$177	$18,700
State and municipalities	9,122	157	79	9,200

Total	$27,648	$508	$256	$27,900

2013
Mortgage-backed securities, principally obligations of US federal agencies	$18,089	$301	$650	$17,740
State and municipalities	7,178	76	530	6,724

Total	$25,267	$377	$1,180	$24,464

The amortized cost and estimated market value of investment securities as of December 31, 2014 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Market Value
Due in one year or less	$290	$294
Due after one year through five years	730	761
Due after five years through ten years	10,796	10,708
Due after ten years	15,832	16,137

Total	$27,648	$27,900

Information pertaining to securities with gross unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

(Dollars in thousands)	Less than Twelve Months		Twelve Months and Over
2014	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$24	$2,240	$153	$8,085
State and municipalities	10	1,990	69	2,256

Total	$34	$4,230	$222	$10,341

2013
Mortgage-backed securities, principally obligations of US federal agencies	$507	$6,348	$143	$2,252
State and municipalities	303	3,297	227	965

Total	$810	$9,645	$370	$3,217

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

3.	Loans and allowance for loan losses

Loans are summarized as follows at December 31.

Loans (Dollars in thousands)	2014	2013
Consumer (1)	$478,041	$353,395
Medallion (1)	366,397	349,015
Commercial: (2)
Asset-based	40,668	50,731
Construction	2,039	2,214
Other commercial	1,792	841

Total commercial	44,499	53,786
Deferred loan acquisition costs, net	9,937	9,553

Total loans	$898,874	$765,749

(1)	Collectively evaluated for impairment

(2)	Individually evaluated for impairment

Changes in the allowance for loan losses are summarized as follows.

(Dollars in thousands)	Medallion (1)	Asset-based and commercial (2)		Construction (2)	Consumer (1)	Total
Balance at 12/31/11	1,441	1,087		55	11,973	14,556
Provision for loan losses	246	(99)		(5)	4,738	4,880
Loan charge-offs	—	—		—	(8,025)	(8,025)
Recoveries	—	—		—	3,223	3,223

Balance at 12/31/12	1,687	988		50	11,909	14,634
Provision for loan losses	62	3,012	(3)	(16)	7,233	10,291
Loan charge-offs	—	(2,128	) (3)	—	(9,226)	(11,354)
Recoveries	—	—		—	2,863	2,863

Balance at 12/31/13	$1,749	$1,872		$34	$12,779	$16,434
Provision for loan losses	92	333		(3)	7,633	8,056
Loan charge-offs	—	(940)		—	(8,913)	(9,853)
Recoveries	—	—		—	3,162	3,162

Balance at 12/31/14	$1,841	$1,265		$31	$14,662	$17,799

(1)	Collectively evaluated for impairment

(2)	Individually evaluated for impairment

(3)	Includes $2,128 reflecting the provision charged, and the subsequent transfer to other assets of valuation reserves related to loans transferred to other assets as described in the section “Other assets” on page F-56.

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

The following table provides a summary of the loan portfolio by its performance status and by type.

	Performing		Nonperforming		Total
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Medallion	$366,397	$349,015	$—	$—	$366,397	$349,015
Asset-based and commercial	41,109	49,281	1,351	2,291	42,460	51,572
Construction	2,039	2,214	—	—	2,039	2,214
Consumer	475,215	350,734	2,826	2,661	478,041	353,395

Total	$884,760	$751,244	$4,177	$4,952	$888,937	$756,196

The following tables provide additional information on attributes of the nonperforming loan portfolio.

(Dollars in thousands) December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	—	—	—	—	—
Asset –based and commercial	1,351	1,351	675	2,002	—
Construction	—	—	—	—	—
Consumer	2,826	2,826	87	2,309	283

Total
Medallion	—	—	—	—	—
Asset –based and commercial	1,351	1,351	675	2,002	—
Construction	—	—	—	—	—
Consumer	$2,826	$2,826	$87	$2,309	$283

(Dollars in thousands) December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	—	—	—	—	—
Asset –based and commercial	2,291	2,291	1,145	2,291	—
Construction	—	—	—	—	—
Consumer	2,661	2,661	89	2,175	249

Total
Medallion	—	—	—	—	—
Asset –based and commercial	2,291	2,291	1,145	2,291	—
Construction	—	—	—	—	—
Consumer	$2,661	$2,661	$89	$2,175	249

The table below shows the aging of all loan types as of December 31.

(Dollars in thousands)	Days Past Due				Current	Total	Recorded Investment >90 Days and Accruing
2014	31-60	61-90	91 +	Total Past Due
Medallion	$590	$—	$—	$590	$365,807	$366,397	$—
Asset –based and commercial	—	—	1,351	1,351	41,109	42,460	—
Construction	—	—	—	—	2,039	2,039	—
Consumer	9,651	3,301	1,763	14,715	463,326	478,041	—

Total	$10,241	$3,301	$3,114	$16,656	$872,281	$888,937	$—

(Dollars in thousands)	Days Past Due				Current	Total	Recorded Investment >90 Days and Accruing
2013	31-60	61-90	91 +	Total Past Due
Medallion	$574	$—	$—	$574	$348,442	$349,016	$—
Asset –based and commercial	—	—	2,291	2,291	49,281	51,572	—
Construction	—	—	—	—	2,214	2,214	—
Consumer	9,031	2,264	1,525	12,820	340,574	353,394	—

Total	$9,605	$2,264	$3,816	$15,685	$740,511	$756,196	$—

Other assets

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At December 31, 2014, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The one remaining loan is still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of December 31, 2014.

(Dollars in thousands)	Medallion Bank
Loans outstanding	$2,291
Loans charged off (1)	(940)
Valuation allowance	(675)

Net loans outstanding	676

Other receivables	10,642
Valuation allowance	(3,193)

Net other receivables	7,449

Total net outstanding	8,125

Income foregone in 2014	48
Total income foregone	$84

(1)	The income foregone on the charged off loan was $20 for the Company and $96 for Medallion Bank.

The table below shows loans that were modified during 2014 and 2013.

Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investments	Post-Modification Investments	Number of Loans	Recorded Investments
2014
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—

2013
Troubled debt restructuring	—	$—	$—	—	$—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	4	72	69	2	36

4.	Fixed assets

Fixed assets and their related useful lives at December 31 were as follows:

(Dollars in thousands)	Useful lives	2014	2013
Computer software	3 years	$183	$180
Equipment	5 years	145	134
Furniture and fixtures	5-10 years	139	130
Leasehold improvements	3-5 years	93	90
Telephone equipment	3 years	82	75
Deposit system	3 years	14	14

		656	623
Less accumulated depreciation and amortization		(536)	(482)

Net fixed assets		$120	$141

Depreciation expense was $63,000, $86,000, and $51,000 for the years ended December 31, 2014, 2013, and 2012.

5.	Funds borrowed

At December 31, 2014, the scheduled maturities of all borrowed funds, which were primarily composed of brokered certificates of time deposit as follows.

(Dollars in thousands)
2015	$290,787
2016	250,848
2017	134,937
2018	84,280
2019	47,088

Total	$807,940

All time deposits are in denominations of less than $100,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2014 was 0.86%.

Deposits are raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages 0.27%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2014 and 2013 was $2,205,000 and $1,697,000, and $1,251,000, $1,220,000, and $1,140,000 was amortized to interest expense during 2014, 2013, and 2012. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

At December 31, 2014, the Bank had unsecured and undrawn Federal Funds lines with correspondent banks of $25,000,000.

6.	Income taxes

The components of the provisions for income taxes were as follows for the years ended December 31,

(Dollars in thousands)	2014	2013	2012
Current
Federal	$15,396	$11,527	$10,326
State	1,508	239	1,536
Deferred
Federal	(360)	(1,025)	205
State	(36)	(23)	30

Net provision for income taxes	$16,508	$10,718	$12,097

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2014, 2013, and 2012.

(Dollars in thousands)	2014	2013	2012
US federal statutory tax rate	35.0%	35.0%	35.0%
State taxes	2.3	2.0	3.2
Change in state nexus	—	(1.5)	—
Other	1.3	1.3	0.1%

Effective income tax rate	38.6%	36.8%	38.3%

The Bank files its tax returns on a separate company basis.

Deferred tax and other asset balances reflected in the balance sheet were as follows as of December 31,

(Dollars in thousands)	2014	2013
Provision for loan losses	$7,755	$6,859
Deferred loan acquisition costs	(3,686)	(3,543)
Unrealized gains on investments	(95)	301
Other	615	971

Net deferred tax asset	4,589	4,588
Prepaid taxes	832	805

Net deferred tax and other assets	$5,421	$5,393

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC Topic 740, “Income Taxes.” Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based on these considerations, no valuation allowance was deemed necessary as of December 31, 2014 and 2013.

The Bank has filed US Federal tax returns as well as tax returns with various states. Generally, tax years 2011 through the present are open for examination. Currently the Bank is undergoing a state tax examination covering the years 2009 to 2012.

7.	Other transactions with affiliates

The Bank’s taxi medallion, asset-based commercial, and certain other construction loans aggregated $410,915,000 and $402,801,000 at December 31, 2014 and 2013. These loans are sourced and serviced by its affiliates. The Bank paid $15,000, $18,000, and $22,000 for loan servicing fees to Medallion for 2014, 2013, and 2012, and also in 2014, 2013, and 2012, paid $5,946,000, $5,920,000, and $6,066,000 to another Medallion affiliate. Origination fees of $523,000, $904,000, and $937,000 were paid to Medallion for 2014, 2013, and 2012. Amortization costs were $507,000, $738,000, and $748,000 for 2014, 2013, and 2012

At December 31, 2014 and 2013, the Bank owed $3,032,000 and $866,000 to affiliates for origination fees, monthly servicing fees on loans, charges for corporate overhead, and legal and business development expenses due to the affiliates, partially offset by payments due the Bank from collection of loan payments by affiliates. The Bank reimbursed the parent for expenses incurred on its behalf of $743,000, $571,000, and $286,000 for 2014, 2013, and 2012.

8.	401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the years ended December 31, 2014, 2013, and 2012, the Bank provided $42,000, $28,000, and $18,000 in employer matching, which amount is included in salaries and benefits expense on the accompanying statement of comprehensive income.

9.	Commitments and contingencies

Loans – At December 31, 2014, the Bank had commitments to extend credit of $24,880,000 to asset-based customers as long as there is no violation of any condition established in the contract. The Bank had commitments to extend credit of $5,027,000 to taxi medallion customers for unfunded amounts.

Leases – The Bank leases office space under two non-cancelable operating leases that expire in August 2017 and November 2017. Rental expense related to the leases was $220,000, $210,000, and $153,000 for the years ended December 31, 2014, 2013, and 2012.

Future minimum lease payments under these operating leases as of December 31, 2014 were as follows:

(Dollars in thousands)
2015	$226
2016	233
2017	190
2018	—
2019	—
Thereafter	—

Total	$649

10.	Capital requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As of December 31, 2014, the Bank’s Tier 1 leverage capital ratio was 15.4%.

The Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013, and the regulatory minimum ratios are presented in the following tables.

(Dollars in thousands)	As of December 31, 2014		As of December 31, 2013		Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$148,510	15.4%	$127,512	15.8%	4.0%	5.0%
Tier 1 Capital (to risk-weighted assets)	148,510	16.0	127,512	16.1	4.0	6.0
Total Capital (to risk-weighted assets)	160,220	17.2	137,494	17.4	8.0	10.0

11.	Fair value of financial instruments

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

(e) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2014 and 2013, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Loans	$881,075	$881,075	$749,315	$749,315
Investment securities	27,900	27,900	24,464	24,464
Cash	30,372	30,372	17,467	17,467
Accrued interest receivable	4,794	4,794	4,105	4,105
Financial Liabilities
Funds borrowed	807,940	807,940	682,337	682,337
Accrued interest payable	696	696	575	575

12.	Fair value of assets and liabilities

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the assets or liability (examples include certain private equity investments, and certain residential and commercial mortgage-related assets, (including loans, securities, and derivatives).

Changes in the observability of valuation inputs may result in a reclassification for certain assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfer in/out of the level 3 category.

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

2014 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$27,900	$—	$27,900

(1)	Total unrealized gains of $659, net of tax were included in accumulated other comprehensive income (loss) for 2014 related to these assets.

2013 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$24,464	$—	$24,464

(1)	Total unrealized losses of $1,024, net of tax were included in accumulated other comprehensive income (loss) for 2013 related to these assets.

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2014 and 2013.

2014 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$3,415	$3,415
Repossessed loan collateral	—	—	1,203	1,203
Other receivables	—	—	7,449	7,449

Total	$—	$—	$12,067	$12,067

(1)	Total unrealized losses of $87 for impaired loans, $0 for repossessed loan collateral, and $0 for other receivables were included in income for 2014 related to these assets.

2013 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$3,717	$3,717
Repossessed loan collateral	—	—	808	808
Other receivables	—	—	7,449	7,449

Total	$—	$—	$11,974	$11,974

(1)	Total unrealized losses of $89 for impaired loans, $0 for repossessed loan collateral, and $1,064 for other receivables were included in income for 2013 related to these assets.

13.	Small Business Lending Fund Program (SBLF) and Troubled Assets Relief Program (TARP)

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

We have evaluated subsequent events that have occurred through March 11, 2015, the date of financial statement issuance.