Form 10-Q
period 2015-06-30
MEDALLION FINANCIAL CORP
filed 2015-08-10
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 10, 2015 was 24,590,564.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 3% (9% and 5% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,549,000,000 as of June 30, 2015, and $1,497,000,000 and $1,446,000,000 as of December 31, 2014 and June 30, 2014, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $242,459,000 or $13.81 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $454,167,000 as of June 30, 2015. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2015.

Our consolidated balance sheet as of June 30, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and six months ended June 30, 2015 and 2014 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2015 and 2014, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income on investments	$5,462	$6,434	$11,045	$11,848
Dividends and interest income on short-term investments(1)	5,014	3,010	10,916	6,202
Medallion lease income	362	431	708	860

Total investment income	10,838	9,875	22,669	18,910

Total interest expense(2)	2,343	2,085	4,555	4,060

Net interest income	8,495	7,790	18,114	14,850

Total noninterest income	110	108	166	299

Salaries and benefits	2,975	2,965	6,318	5,526
Professional fees	367	294	778	552
Occupancy expense	219	189	449	381
Other operating expenses (3)	714	647	1,501	1,438

Total operating expenses	4,275	4,095	9,046	7,897

Net investment income before income taxes(1) (4)	4,330	3,803	9,234	7,252
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	4,330	3,803	9,234	7,252

Net realized gains (losses) on investments(5)	324	(685)	8,223	(858)

Net change in unrealized appreciation (depreciation) on investments	(5,634)	681	(8,943)	1,743
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	9,066	3,306	6,640	5,733

Net unrealized appreciation (depreciation) on investments	3,432	3,987	(2,303)	7,476

Net realized/unrealized gains on investments	3,756	3,302	5,920	6,618

Net increase in net assets resulting from operations	$8,086	$7,105	$15,154	$13,870

Net increase in net assets resulting from operations per common share
Basic	$0.33	$0.29	$0.62	$0.56
Diluted	0.33	0.28	0.62	0.55

Distributions declared per share	$0.25	$0.24	$0.50	$0.48

Weighted average common shares outstanding
Basic	24,427,972	24,898,318	24,437,144	24,845,696
Diluted	24,502,243	25,110,838	24,522,434	25,102,215

(1)	Includes $5,000 and $10,000 of dividend income for the three and six months ended June 30, 2015 from Medallion Bank and other controlled subsidiaries, and $3,000 and $6,000 for the comparable 2014 periods.
(2)	Average borrowings outstanding were $346,549 and $344,925, and the related average borrowing costs were 2.71% and 2.66% for the 2015 second quarter and six months, and were $311,260, $301,612, 2.69%, and 2.71% for the comparable 2014 periods.
(3)	See Note 7 for the components of other operating expenses.
(4)	Includes $290 and $436 of net revenues received from Medallion Bank for the three and six months ended June 30, 2015, and $182 and $399 for the comparable 2014 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.
(5)	There were no net losses on investment securities of affiliate issuers.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED
(Dollars in thousands, except per share data)	June 30, 2015	December 31, 2014
Assets
Medallion loans, at fair value	$309,482	$311,894
Commercial loans, at fair value (1)	75,292	71,149
Investment in Medallion Bank and other controlled subsidiaries, at fair value	141,132	136,848
Equity investments, at fair value	7,300	7,710
Investment securities, at fair value	10,059	—

Net investments ($250,580 at June 30, 2015 and $250,684 at December 31, 2014 pledged as collateral under borrowing arrangements)	543,265	527,601
Cash and cash equivalents ($1,900 at June 30, 2015 and $1,900 at December 31, 2014 restricted as to use by lender)	51,004	47,083
Accrued interest receivable	1,000	988
Fixed assets, net	236	256
Foreclosed properties	39,451	47,502
Goodwill, net	5,099	5,099
Other assets, net	4,070	3,758

Total assets	$644,125	$632,287

Liabilities
Accounts payable and accrued expenses	$4,422	$6,651
Accrued interest payable	1,746	2,171
Funds borrowed	360,973	348,795

Total liabilities	367,141	357,617

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized—none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,937,519 shares at June 30, 2015 and 26,797,499 shares at December 31, 2014 issued)	269	268
Treasury stock at cost (2,346,672 shares at June 30, 2015 and 2,176,876 shares at December 31, 2014)	(21,794)	(20,184)
Capital in excess of par value	271,632	270,775
Accumulated undistributed net investment loss	(13,984)	(19,191)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	40,861	43,002

Total shareholders’ equity (net assets)	276,984	274,670

Total liabilities and shareholders’ equity	$644,125	$632,287

Number of common shares outstanding	24,590,847	24,620,623
Net asset value per share	$11.26	$11.16

(1)	Includes $12,865 and $13,293 of loans to controlled subsidiaries or entities under their control at June 30, 2015, and December 31, 2014.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Net investment income after income taxes	$4,330	$3,803	$9,234	$7,252
Net realized gains (losses) on investments	324	(685)	8,223	(858)
Net unrealized appreciation (depreciation) on investments	3,432	3,987	(2,303)	7,476

Net increase in net assets resulting from operations	8,086	7,105	15,154	13,870

Investment income, net	(4,121)	(7,073)	(7,896)	(7,836)
Return of capital	(2,064)	1,035	(4,242)	(3,976)
Realized gains from investment transactions, net	—	—	—	—

Distributions to shareholders (1)	(6,185)	(6,038)	(12,138)	(11,812)

Capitalized stock issuance costs (2)	—	—	—	(117)
Stock – based compensation expense	187	379	577	730
Exercise of stock options	—	489	281	823
Treasury stock acquired	(1,153)	—	(1,610)	—

Capital share transactions	(966)	868	(752)	1,436

Other, distributions not paid on forfeited restricted stock grants	32	—	50	1

Total increase in net assets	967	1,935	2,314	3,495
Net assets at the beginning of the period	276,017	275,055	274,670	273,495

Net assets at the end of the period(3)	$276,984	$276,990	$276,984	$276,990

Capital share activity
Common stock issued, beginning of period	26,962,610	26,708,434	26,797,499	26,570,355
Exercise of stock options	—	55,000	30,449	91,966
Issuance (forfeiture) of restricted stock, net	(25,091)	(258)	109,571	100,855

Common stock issued, end of period	26,937,519	26,763,176	26,937,519	26,763,176

Treasury stock, beginning of period	(2,221,876)	(1,600,733)	(2,176,876)	(1,600,733)
Treasury stock acquired	(124,796)	—	(169,796)	—

Treasury stock, end of period	(2,346,672)	(1,600,733)	(2,346,672)	(1,600,733)

Common stock outstanding	24,590,847	25,162,443	24,590,847	25,162,443

(1)	Distributions declared were $0.25 and $0.50 per share for the 2015 second quarter and six months, and were $0.24 and $0.48 for the comparable 2014 periods.
(2)	Represents additional costs associated with the December 2013 equity offering applied to capital.
(3)	Includes $0 of undistributed net investment income, $0 of undistributed net realized gains on investments, and $1,045 and $9,684 of capital loss carryforwards at June 30, 2015 and 2014.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$15,154	$13,870
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	210	242
Accretion of origination fees, net	(65)	(48)
Net change in unrealized appreciation (depreciation) on investments	8,943	(1,743)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(6,640)	(5,733)
Net realized (gains) losses on investments	(8,223)	858
Stock-based compensation expense	577	730
Increase in accrued interest receivable	(12)	(14)
Increase in other assets, net	(501)	(1,986)
Decrease in accounts payable and accrued expenses	(2,180)	(1,702)
Increase (decrease) in accrued interest payable	(425)	497

Net cash provided by operating activities	6,838	4,971

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(36,961)	(63,573)
Proceeds from principal receipts, sales, and maturities of investments	24,874	44,658
Investments in Medallion Bank and other controlled subsidiaries, net	(1,455)	(9,100)
Net cash received on disposition of other controlled subsidiaries	11,969	—
Capital expenditures	(55)	(12)

Net cash used for investing activities	(1,628)	(28,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	39,259	76,180
Repayments of funds borrowed	(28,581)	(59,185)
Issuance of SBA debentures	4,000	2,500
Repayments of SBA debentures	(2,500)	(6,000)
Capitalized stock issuance costs	—	(117)
Proceeds from exercise of stock options	281	823
Purchase of treasury stock at cost	(1,610)	—
Payments of declared distributions	(12,138)	(11,812)

Net cash provided by (used for) financing activities	(1,289)	2,389

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,921	(20,667)
Cash and cash equivalents, beginning of period	47,083	52,172

Cash and cash equivalents, end of period	$51,004	$31,505

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$4,845	$3,403
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $181,643,000 at June 30, 2015, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,152,000 at June 30, 2015, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $39,451,000 on the consolidated balance sheet at June 30, 2015, compared to $47,502,000 and $49,452,000 at December 31, 2014 and June 30, 2014, and are considered non-qualifying assets under the 1940 Act.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits, and includes $1,500,000 related to compensating balance requirements of several regional banking institutions.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 29% and 27% of the investment portfolio at June 30, 2015 and December 31, 2014, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $1,019,000 and $1,408,000 at June 30, 2015 and December 31, 2014, and non-marketable securities of $6,281,000 and $6,302,000 in the comparable periods. The $141,132,000 and $136,848,000 related to portfolio investments in controlled subsidiaries at June 30, 2015 and December 31, 2014 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. The Company’s analysis includes factors such as, various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $10,600,000 was thereby recorded in the 2015 second quarter as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 57% and 59% of the Company’s investment portfolio at June 30, 2015 and December 31, 2014 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 68% and 68% were in New York City at June 30, 2015 and December 31, 2014. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (14% at June 30, 2015 and December 31, 2014) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, professional, scientific and technical services, information, and various other industries. Approximately 41% of these loans are made primarily in the Midwest and 29% in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 26%, 1%, and 2%, and 26%, 1%, and 0% at June 30, 2015 and December 31, 2014.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 48% and 52% at June 30, 2015 and December 31, 2014 (74% in New York City), commercial loans were 8% and 9%, and 39% and 36% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 3% and 2% at June 30, 2015 and December 31, 2014, and equity investments (including investments in controlled subsidiaries) were 2% and 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2015 and December 31, 2014, net loan origination costs were $314,000 and $275,000. Net (accretion) amortization of (income) expense for the three months ended June 30, 2015 and 2014 was ($48,000) and $23,000, and was ($65,000) and ($48,000) for the comparable six months periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At June 30, 2015 and December 31, 2014, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2015 and 2014.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At June 30, 2015, December 31, 2014, and June 30, 2014, total nonaccrual loans were $14,734,000, $11,092,000, and $11,129,000, and represented 4%, 3%, and 3% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $7,911,000, $8,444,000, and $9,051,000 as of June 30, 2015, December 31, 2014, and June 30, 2014, of which $415,000 and $467,000 would have been recognized in the quarters ended June 30, 2015 and 2014, and $788,000 and $937,000 would have been recognized in the comparable six months. The reduction in nonaccrual interest foregone and principal balances reflects the repayment of or the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $419,411,000 and $438,455,000 at June 30, 2015 and December 31, 2014, and included $391,937,000 and $410,915,000 of loans serviced for Medallion

Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of June 30, 2015 and December 31, 2014. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $40,861,000, $43,002,000, and $35,536,000 as of June 30, 2015, December 31, 2014, and June 30, 2014. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. The Company’s analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $10,600,000 was thereby recorded in the 2015 second quarter as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in the Company’s unrealized appreciation (depreciation) on investments for the 2015 and 2014 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2014	$-	($2,949)	$5,698	$1,608	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	1,087	(244)	(3,439)	(2,596)
Depreciation on investments	(159)	514	(76)	19	—	298
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	—	—	(4,809)
Losses on investments	—	—	—	—	—	—

Balance March 31, 2015	(159)	(2,435)	1,900	1,383	35,206	35,895
Net change in unrealized
Appreciation on investments	—	—	10,600	(158)	(4,612)	5,830
Depreciation on investments	(324)	(68)		(518)	(56)	(966)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—		—	—	—
Losses on investments	—	102		—	—	102

Balance June 30, 2015	($483)	($2,401)	$12,500	$707	$30,538	$40,861

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2013	$—	($6,992)	$814	$381	$40,404	$34,607
Net change in unrealized
Appreciation on investments	—	—	(90)	100	—	10
Depreciation on investments	—	74	—	195	381	650
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	312	—	—	—	312

Balance March 31, 2014	—	(6,606)	724	676	40,785	35,579
Net change in unrealized
Appreciation on investments	—	—	12	640	(951)	(299)
Depreciation on investments	—	(394)	—	(62)	761	305
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	13	—	674	—	687

Balance June 30, 2014	$—	($6,987)	$736	$1,928	$40,595	$36,272

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($158)	$640	($326)	$740
Unrealized depreciation	(910)	(456)	(612)	(187)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	9,066	3,306	11,449	5,733
Realized gains	—	—	(4,809)	—
Realized losses	102	687	102	1,000
Net unrealized gains (losses) on foreclosed properties and other assets	(4,668)	(190)	(8,107)	190

Total	$3,432	$3,987	($2,303)	$7,476

Net realized gains (losses) on investments
Realized gains	$—	$—	$4,809	$—
Realized losses	(102)	(687)	(102)	(1,000)
Other gains	495	—	3,583	49
Direct recoveries (chargeoffs)	(69)	2	(67)	93
Realized gains on foreclosed properties and other assets	—	—	—	—

Total	$324	($685)	$8,223	($858)

The following table provides additional information on attributes of the nonperforming loan portfolio as of June 30, 2015, December 31, 2014, and June 30, 2014.

(Dollars in thousands)	Recorded Investment(1)(2)	Unpaid Principal Balance	Average Recorded Investment
June 30, 2015
Medallion(3)	$5,500	$5,518	$5,505
Commercial(3)	9,234	15,654	9,419
December 31, 2014
Medallion(3)	—	—	—
Commercial (3)	11,106	17,953	11,224
June 30, 2014
Medallion(3)	—	—	—
Commercial(3)	11,129	18,861	11,260

(1)	As of June 30, 2015, December 31, 2014, and June 30, 2014, $2,830, $2,898, and $6,340 of unrealized depreciation had been recorded as a valuation allowance on these loans.
(2)	Interest income of $61 and $134 was recognized in the three and six months ended June 30, 2015, compared to $1 and $2 for the comparable 2014 periods on these loans.
(3)	Included in the unpaid principal balance is unearned paid in-kind interest on nonaccrual loans of $6,438, $7,180, and $7,732 which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10 as of June 30, 2015, December 31, 2014, and June 30, 2014.

The following tables show the aging of medallion and commercial loans as of June 30, 2015 and December 31, 2014.

June 30, 2015 (Dollars in thousands)	Days Past Due						Recorded Investment > 90 Days and Accruing
	31 - 60	61 - 90	91 +	Total	Current	Total
Medallion loans	$12,770	$6,684	$3,976	$23,430	$286,133	$309,563	$—

Commercial loans
Secured mezzanine	1,050	—	1,390	2,440	58,017	60,457	—
Asset-based receivable	—	—	99	99	3,584	3,683	—
Other secured commercial	99	369	945	1,413	12,229	13,642	—

Total commercial loans	1,149	369	2,434	3,952	73,830	77,782	—

Total	$13,919	$7,053	$6,410	$27,382	$359,963	$387,345	$—

December 31, 2014 (Dollars in thousands)	Days Past Due			Total			Recorded Investment > 90 Days and Accruing
	31 - 60	61 - 90	91 +		Current	Total
Medallion loans	$4,279	$2,463	$—	$6,742	$304,777	$311,519	$—

Commercial loans
Secured mezzanine	—	—	1,391	1,391	53,668	55,059	—
Asset-based receivable	—	—	303	303	3,330	3,633	—
Other secured commercial	263	390	—	653	14,853	15,506	—

Total commercial loans	263	390	1,694	2,347	71,851	74,198	—

Total	$4,542	$2,853	$1,694	$9,089	$376,628	$385,717	$

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. In March 2015, the Company and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on the Company’s and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Company and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At June 30, 2015, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The one remaining loan is still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of June 30, 2015.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Loans charged off (1)	(190)	(940)	(1,130)
Valuation allowance	(74)	(1,013)	(1,087)

Net loans outstanding	25	338	363

Other receivables	560	10,642	11,202
Valuation allowance	(224)	(4,257)	(4,481)

Net other receivables	336	6,385	6,721
Total net outstanding	361	6,723	7,084

Income foregone in 2015	16	24	40
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $20 for the Company and $96 for Medallion Bank.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended June 30, 2015.

Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment
Medallion loans	7	$3,175	$3,171	—	$—

Commercial loans
Secured mezzanine	—	—	—	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	—	—	—	—	—

Total	7	$3,175	$3,171	—	$—

The following table shows troubled debt restructurings which the Company entered into during the six months ended June 30, 2015.

Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment
Medallion loans	18	$10,644	$12,167	1	$2,139

Commercial loans
Secured mezzanine	—	—	—	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	—	—	—	—	—

Total	18	$10,644	$12,167	1	$2,139

The Company did not enter into any troubled debt restructurings during the quarter and six months ended June 30, 2014.

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of June 30, 2015 and December 31, 2014, and that impairment testing of goodwill is not required. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of June 30, 2015. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $38,000 and $42,000 for the quarters ended June 30, 2015 and 2014, and was $75,000 and $82,000 for the comparable six months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $68,000 and $78,000 for the quarters ended June 30, 2015 and 2014, and was $135,000 and $160,000 for the comparable six months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,855,000, $1,815,000, and $1,509,000 as of June 30, 2015, December 31, 2014, and June 30, 2014.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2013 and 2012, and anticipates qualifying and filing as a RIC for 2014. As a result, no provisions for income taxes have been recorded for the three and six months ended June 30, 2015 and 2014. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net increase in net assets resulting from operations available to common shareholders	$8,086	$7,105	$15,154	$13,870

Weighted average common shares outstanding applicable to basic EPS	24,427,972	24,898,318	24,437,144	24,845,696
Effect of dilutive stock options	19,817	107,452	20,217	135,335
Effect of restricted stock grants	54,454	105,068	65,073	121,184

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,502,243	25,110,838	24,522,434	25,102,215

Basic earnings per share	$0.33	$0.29	$0.62	$0.56
Diluted earnings per share	0.33	0.28	0.62	0.55

Potentially dilutive common shares excluded from the above calculations aggregated 198,000 and 36,000 shares as of June 30, 2015 and 2014.

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

During the six months ended June 30, 2015 and 2014, the Company issued 162,576 and 101,113 restricted shares of stock-based compensation awards, and 27,000 and 18,000 shares of other stock-based compensation awards, and recognized $187,000 and $577,000, or $0.01 and $0.02 per diluted common share for the 2015 second quarter and six months, and $380,000 and $730,000, or $0.02 and $0.03 per share in the comparable 2014 periods, of non-cash stock-based compensation expense related to the grants. As of June 30, 2015, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,859,000, which is expected to be recognized over the next twelve quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $140,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2017. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $32,000 for the three and six months ended June 30, 2015, and $0 and $14,000 for the comparable 2014 periods, and all are carried at $0 on the balance sheet at June 30, 2015.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Statement of comprehensive income
Investment income	$21,797	$18,572	$42,475	$35,682
Interest expense	2,134	1,629	4,161	3,075

Net interest income	19,663	16,943	38,314	32,607
Noninterest income	69	107	146	187
Operating expenses	5,338	4,802	10,389	9,437

Net investment income before income taxes	14,394	12,248	28,071	23,357
Income tax provision	(5,163)	(3,783)	(9,665)	(7,141)

Net investment income after income taxes	9,231	8,465	18,406	16,216
Net realized/unrealized losses of Medallion Bank	(5,266)	(1,869)	(7,676)	(3,648)

Net increase in net assets resulting from operations of Medallion Bank	3,965	6,596	10,730	12,568
Unrealized appreciation (depreciation) on Medallion Bank (1)	5,534	(3,066)	468	(6,132)
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	(433)	(224)	(4,558)	(703)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$9,066	$3,306	$6,640	$5,733

(1)	Unrealized appreciation (depreciation) on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury, in the 2015 second quarter, fair market value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	2015	2014
Loans	$931,388	$881,075
Investment securities, at fair value	30,368	27,900

Net investments (1)	961,756	908,975
Cash	18,455	30,372
Other assets, net	25,916	24,696
Due from affiliates	—	—

Total assets	$1,006,127	$964,043

Other liabilities	$6,257	$2,730
Due to affiliates	1,336	3,032
Deposits and other borrowings, including accrued interest payable	846,492	808,837

Total liabilities	854,085	814,599
Medallion Bank equity (2)	152,042	149,444

Total liabilities and equity	$1,006,127	$964,043

Investment in other controlled subsidiaries	$4,438	$11,821
Total investment in Medallion Bank and other controlled subsidiaries (3)	$141,132	136,848

(1)	Included in Medallion Bank’s net investments is $9 and $15 for purchased loan premium at June 30, 2015 and December 31, 2014.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(3)	Includes $10,600 of unrealized appreciation on Medallion Bank, in excess of Medallion Bank’s book value.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At June 30, 2015 and December 31, 2014, the net premium on investment securities totaled $233,000 and $272,000, and $21,000 and $39,000 was amortized into interest income for the quarter and six months ended June 30, 2015, and $16,000 and $32,000 was amortized in the comparable 2014 periods.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2015 and December 31, 2014, net loan origination costs were $10,615,000 and $9,937,000. Net amortization expense for the quarter and six months ended June 30, 2015 was $929,000 and $1,633,000, and was $854,000 and $1,554,000 for the comparable 2014 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At June 30, 2015, $2,504,000 or less than 1% of consumer loans, $1,351,000 or 4% of commercial loans, and 696,000 or less than 1% of medallion loans were on nonaccrual, compared to $2,536,000 or 1% of consumer loans, $1,351,000 or 3% of commercial loans, and no medallion loans on nonaccrual at December 31, 2014, and $2,041,000 or less than 1% of consumer loans, $2,291,000 or 5% of commercial loans, and no medallion loans on nonaccrual at June 30, 2014. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $109,000, $90,000, and $141,000 as of June 30, 2015, December 31, 2014, and June 30, 2014. See also the paragraph and table on page 43 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee depending on the maturity of the deposit, which averages less than 0.20%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at June 30, 2015 and December 31, 2014 was $1,908,000 and $2,205,000, and $322,000 and $634,000 was amortized to interest expense during the quarter and six months ended June 30, 2015, and $306,000 and $602,000 was amortized in the comparable 2014 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending June 30,						June 30,	December 31,	Interest
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	2015	2014	Rate (1)
Deposits and other borrowings	$371,600	$251,415	$152,010	$53,303	$17,000	$—	$845,328	$807,940	0.90%

(1)	Weighted average contractual rate as of June 30, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $2,000,000 in 2015 and $10,000,000 in 2014. Separately, Medallion Bank declared dividends to the Company of $5,000,000 and $10,000,000 in the 2015 second quarter and six months, and $3,000,000 and $6,000,000 in the comparable 2014 periods.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of June 30, 2015 and December 31, 2014, compared to required regulatory minimum capital ratios and the ratios required to be considered well capitalized. As of June 30, 2014, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	June 30, 2015	December 31, 2014
Common equity tier 1 capital (1)	—	—	$125,086	NA
Tier 1 capital	—	—	151,389	$148,510
Total capital	—	—	163,870	160,220
Average assets	—	—	972,065	961,944
Risk-weighted assets	—	—	990,766	930,737
Common equity tier 1 capital ratio (1)	5%	7%	12.6%	NA
Leverage ratio (2)	4	5	15.6	15.5%
Tier 1 capital ratio (3)	6	8	15.3	16.0
Total capital ratio (3)	8	10	16.5	17.2

(1)	Not required until 2015.
(2)	Calculated by dividing Tier 1 capital by average assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending June 30,						June 30,	December 31,	Interest
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	2015	2014	Rate (1)
Notes payable to banks	$79,079	$50,228	$4	$—	$—	$—	$129,311	$124,516	2.51%
Revolving lines of credit	—	120,618	—	—	—	—	120,618	122,794	1.88%
SBA debentures	4,000	—	—	3,000	—	62,985	69,985	68,485	3.77%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.40%
Margin loan	8,059	—	—	—	—	—	8,059	—	1.19%

Total	$91,138	$170,846	$4	$3,000	$—	$95,985	$360,973	$348,795	2.50%

(1)	Weighted average contractual rate as of June 30, 2015.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and the line reduced to $150,000,000, and of which $120,618,000 was outstanding at June 30, 2015. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 0.19% at June 30, 2015) plus 1.65%, and previously was the lesser of a pooled short-term commercial paper rate, plus 0.95%.

(B) SBA DEBENTURES

In April 2015, the SBA approved $5,500,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In September 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of June 30, 2015, $153,985,000 of commitments had been fully utilized, there were $1,500,000 commitments available, and $69,985,000 was outstanding.

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

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of June 30, 2015.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at June 30, 2015	Monthly Payment	Average Interest Rate at June 30, 2015	Interest Rate Index(1)
The Company	7/7	4/11 - 8/14	7/15 - 7/16	Revolving line of credit secured by pledged loans	$127,500	(2)	$101,150	Interest only	2.35% (includes unused fee)	Various	(2)
Medallion Chicago	3/28	11/11 - 12/11	12/16	Term loans secured by owned Chicago medallions(3)	25,708		23,850	$121 principal & interest	3.12%	N/A
The Company	1/1	1/11	11/16	Participated loans treated as financings	3,915		3,909	Proportionate to the payments received on the participated loans	2.50%	N/A
FSVC	3/3	2/12 - 4/14	11/15 - 2/18	Participated loans treated as financings	256		250	Proportionate to the payments received on the participated loans	7.22%	N/A
MFC	2/3	2/13 -3/13	2/16 - 3/16	Participated loans treated as financings	160		152	Proportionate to the payments received on the participated loans	9.79%	N/A
MFC	1/1	1/05	5/16	Revolving line of credit secured by pledged loans	8,000		—	Interest only	—	Prime + 0.50%

					$165,539		$129,311

(1)	At June 30, 2015, 30 day LIBOR was 0.19%, 360 day LIBOR was 0.77%, and the prime rate was 3.25%.
(2)	$77,500 of these lines can also be used by MFC ($23,750 which is available) of which $30,000 of such usage would be guaranteed by the Company. Interest rates on these lines range from LIBOR plus 2% to LIBOR + 2.125%, and all contain prime rate options from prime minus 0.25% to prime, and one note has a floor, and two notes have an unused fee.
(3)	$14,701 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.28% at June 30, 2015) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At June 30, 2015, $33,000,000 was outstanding on the preferred securities.

(E) MARGIN LOAN

In June 2015, the Company entered into a margin loan agreement with Morgan Stanley. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is generally available at 97% of the current fair market value of the securities, or $9,757,000 as of June 30, 2015. The margin loan bears interest at 30-day LIBOR (0.19% at June 30, 2015) plus 1.00%. As of June 30, 2015, $8,059,000 had been drawn down under this margin loan.

(F) COVENANT COMPLIANCE

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At June 30, 2015, 150,708 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. No additional shares are available for issuance under the Employee Restricted Stock Plan. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of June 30, 2015, none of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock are issuable under the Amended Director Plan, and as of June 30, 2015, 37,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At June 30, 2015, 446,254 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 386,254 options were exercisable, and there were 255,526 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $0.90 and $1.71 for the six months ended June 30, 2015 and 2014. The following assumption categories are used to determine the value of any option grants.

	Six Months Ended June 30,
	2015	2014
Risk free interest rate	1.87%	1.84%
Expected dividend yield	8.90	6.98
Expected life of option in years (1)	6.00	6.00
Expected volatility (2)	30.00	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the Amended Director Plan for the 2015 quarters and the 2014 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2013	578,217	$7.17-13.84	$9.85
Granted	32,000	11.42-13.53	12.61
Cancelled	(50,000)	8.51	8.51
Exercised (1)	(98,396)	7.17-11.21	8.96

Outstanding at December 31, 2014	461,821	7.49-13.84	10.38
Granted	—	—	—
Cancelled	(2,934)	9.22-13.06	10.64
Exercised (1)	(30,449)	9.22	9.22

Outstanding at March 31, 2015	428,438	7.49-13.84	10.46
Granted	27,000	9.38	9.38
Cancelled	(9,184)	11.21	11.21
Exercised (1)	—	—	—

Outstanding at June 30, 2015 (2)	446,254	$7.49-13.84	$10.38

Options exercisable at June 30, 2015 (2)	386,254	$7.49-13.84	$10.25

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and $33,000 for the 2015 second quarter and six months, and was $253,000 and $450,000 for the comparable 2014 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2015 and the related exercise price of the underlying options, was $9,000 for outstanding options and $9,000 for exercisable options as of June 30, 2015. The remaining contractual life was 3.61 years for outstanding options and 2.72 years for exercisable options at June 30, 2015.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the 2015 quarters and the 2014 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2013	234,268	$7.99-15.61	$10.72
Granted	129,126	10.08-13.46	12.82
Cancelled	(378)	11.08-15.16	12.65
Vested (1)	(153,651)	7.99-15.61	10.11

Outstanding at December 31, 2014	209,365	10.08-15.61	12.47
Granted	155,118	9.92	9.91
Cancelled	(20,455)	9.92-15.61	11.33
Vested (1)	(63,411)	11.08-13.46	12.35

Outstanding at March 31, 2015	280,617	9.92-15.61	11.18
Granted	7,458	9.08	9.08
Cancelled	(32,549)	9.92-15.61	11.05
Vested (1)	—	—	—

Outstanding at June 30, 2015 (2)	255,526	$9.08-15.61	$11.13

(1)	The aggregate fair value of the restricted stock vested was $0 and $624,000 for the 2015 second quarter and six months, and was $0 and $1,397,000 for the comparable 2014 periods.
(2)	The aggregate fair value of the restricted stock was $2,134,000 as of June 30, 2015. The remaining vesting period was 2.08 years at June 30, 2015.

The following table presents the activity for the unvested options outstanding under the plans for the 2015 quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2014	45,000	$11.42-13.84	$12.93
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2015	45,000	11.42-13.84	12.93
Granted	27,000	9.38	9.38
Cancelled	—	—	—
Vested	(12,000)	13.53-13.84	13.69

Outstanding at June 30, 2015	60,000	$9.38-13.84	$11.18

The intrinsic value of the options vested was $0 for the 2015 second quarter and six months.

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Management fees	$75	$—	$75	$75
Late charges	9	8	30	16
Servicing fees	6	37	19	90
Prepayment fees	1	28	6	51
Other	19	35	36	67

Total noninterest income	$110	$108	$166	$299

Management fees on a portfolio investment company were earned in the 2015 quarter. The decreases in servicing fees in 2015 reflected the fluctuations in the servicing and loan origination activities performed for Medallion Bank. Prepayment fees decreased in 2015 compared to 2014, reflecting a slowdown in prepayment activity.

The major components of other operating expenses were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Travel, meals, and entertainment	$252	$242	$481	$461
Directors’ fees	108	108	216	209
Computer expenses	103	67	205	92
Printing and stationery	72	24	97	54
Office expense	60	58	120	125
Depreciation and amortization	38	42	75	82
Insurance	32	59	82	113
Miscellaneous taxes	5	(13)	83	82
Other expenses	44	60	142	220

Total other operating expenses	$714	$647	$1,501	$1,438

Computer expense increased in 2015 due to upgrades of desktop hardware, a storage area network, and network redundancy equipment in the data centers. Printing and stationery expense increased in 2015 due to higher costs related to the preparation, transmission, and printing of SEC filings. Insurance expenses were lower in 2015 due to delays in payments for renewals of certain business insurance policies and the expiration of others. Other operating expenses were lower in the six months reflecting expense reduction efforts and reversals of accrued liabilities.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Net share data
Net asset value at the beginning of the period	$11.16	$10.95	$11.16	$10.95
Net investment income	0.18	0.15	0.38	0.29
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.01	(0.03)	0.33	(0.03)
Net change in unrealized appreciation on investments	0.14	0.16	(0.09)	0.29

Net increase in net assets resulting from operations	0.33	0.28	0.62	0.55
Issuance of common stock	—	—	(0.04)	(0.04)
Repurchase of common stock	(0.01)	—	(0.01)	—
Distribution of net investment income	(0.16)	(0.28)	(0.31)	(0.31)
Distribution of net realized gains on investments	—	—	—	—
Return of capital	(0.09)	0.04	(0.18)	(0.16)

Total distributions	(0.25)	(0.24)	(0.49)	(0.47)
Other	0.03	0.02	0.02	0.02

Total increase in net asset value	0.10	0.06	0.10	0.06

Net asset value at the end of the period (1)	$11.26	$11.01	$11.26	$11.01

Per share market value at beginning of period	$9.26	$13.21	$10.01	$14.35
Per share market value at end of period	8.35	12.46	8.35	12.46
Total return (2)	(31%)	(16%)	(25%)	(20%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$276,984	$276,990	$276,984	$276,990
Average net assets	$275,541	$275,757	$276,562	$275,515
Total expense ratio (3) (4)	9.63%	8.99%	9.92%	8.75%
Operating expenses to average net assets (4)	6.22	5.96	6.60	5.78
Net investment income after income taxes to average net assets(4)	6.30	5.53	6.73	5.31

(1)	Includes $0.00 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of June 30, 2015 and 2014.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,337 and $1,489, and operating expenses of $1,518 and $1,440, which formerly were the Company’s were now MSC’s for the three months ended June 30, 2015 and 2014, and were $2,758 and $2,894 of servicing fee income, and $3,213 and $2,895 of operating expenses for the comparable six months. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 12%, 8.43%, and 6.04% in the 2015 quarter, 11%, 8.05%, and 5.60% in the 2014 quarter, 12%, 8.94%, and 6.40% in the 2015 six months, and 11%, 7.90%, and 5.31% in the 2014 six months.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2015, the FASB issued Accounting Standards Update (ASU) 2015-07, “Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Additionally, the amendment removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient, limiting those disclosures to investments for which the entity has elected to measure the fair value using that practical expedient. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe this update will have a material impact on its disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30)” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe this update will have a material impact on its financial condition.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement —Extraordinary and Unusual Items (Subtopic 225-20)”. This Update eliminates from GAAP the concept of extraordinary items, simplifying income statement presentation. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe this update will have an impact on its results of operations.

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

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The update is effective for annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements and related disclosures.

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company from 1996 through 2014 was also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $74,000 and $55,000 for the 2015 and 2014 second quarters, and were $94,000 and $100,000 for the comparable six months.

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

At June 30, 2015, December 31, 2014, and June 30, 2014, MSC serviced $391,937,000, $410,915,000, and $432,377,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,337,000 and $2,758,000 of servicing fee income was earned by MSC in the 2015 second quarter and six months, and $1,489,000 and $2,894,000 was earned in the comparable 2014 periods.

The following table summarizes the net revenues received from Medallion Bank.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Reimbursement of operating expenses	$254	$114	$359	$229
Loan origination fees	33	64	70	163
Servicing fees	3	4	7	7

Total other income	$290	$182	$436	$399

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

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2015 and December 31, 2014, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$543,265	$543,265	$527,601	$527,601
Cash (1)	51,004	51,004	47,083	47,083
Accrued interest receivable (2)	1,000	1,000	988	988
Financial liabilities
Funds borrowed (2)	360,973	360,973	348,795	348,795
Accrued interest payable (2)	1,746	1,746	2,171	2,171

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

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

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and on an annual basis, the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In 2015 the Company became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their carrying amount. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $10,600,000 was thereby recorded in the 2015 second quarter. See Note 3 for additional information about Medallion Bank.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2015 Assets
Medallion loans	$—	$—	$309,482	$309,482
Commercial loans	—	—	75,292	75,292
Investment in Medallion Bank and other controlled subsidiaries	—	—	141,132	141,132
Equity investments	195	—	7,105	7,300
Investment Securities	10,059	—	—	10,059
Foreclosed properties	—	39,451	—	39,451
Other assets	—	—	336	336

2014 Assets
Medallion loans	$—	$—	$311,894	$311,894
Commercial loans	—	—	71,149	71,149
Investment in Medallion Bank and other controlled subsidiaries	—	—	136,848	136,848
Equity investments	178	—	7,532	7,710
Foreclosed properties	—	47,502	—	47,502
Other assets	—	—	392	392

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

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters and six months ended June 30, 2015 and 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
March 31, 2015	$311,305	$73,559	$128,858	$7,403	$392
Gains (losses) included in earnings	(324)	(137)	14,066	(673)	(56)
Purchases, investments, and issuances	3,101	6,102	2,855	512	—
Sales, maturities, settlements, and distributions	(4,600)	(4,232)	(4,647)	(137)	—

June 30, 2015	$309,482	$75,292	$141,132	$7,105	$336

Amounts related to held assets(1)	($324)	$(68)	$14,066	($673)	($56)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2014	$311,894	$71,149	$136,848	$7,532	$392
Gains (losses) included in earnings	(483)	379	25,195	(684)	(56)
Purchases, investments, and issuances	11,921	14,230	3,738	762	—
Sales, maturities, settlements, and distributions	(13,850)	(10,466)	(24,649)	(505)	—

June 30, 2015	$309,482	$75,292	$141,132	$7,105	$336

Amounts related to held assets(1)	($483)	($154)	$21,965	($918)	($56)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
March 31, 2014	$311,342	$58,915	$110,266	$6,651	$392
Gains (losses) included in earnings	—	(393)	6,306	591	—
Purchases, investments, and issuances	29,691	1,036	10,030	—	—
Sales, maturities, settlements, and distributions	(22,756)	(856)	(3,146)	(240)	—

June 30, 2014	$318,277	$58,702	$123,456	$7,002	$392

Amounts related to held assets(1)	$—	($457)	$6,306	$590	$—

(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2013	$297,861	$60,168	$108,623	$6,225	$392
Gains (losses) included in earnings	—	(228)	11,733	1,066	—
Purchases, investments, and issuances	60,406	3,167	11,232	—	—
Sales, maturities, settlements, and distributions	(39,990)	(4,405)	(8,132)	(289)	—

June 30, 2014	$318,277	$58,702	$123,456	$7,002	$392

Amounts related to held assets(1)	$—	($383)	$11,733	$1,016	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2014.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2015 and December 31, 2014 were as follows.

(Dollars in thousands)	Fair Value at 6/30/15	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$309,482	Precedent market transactions	Adequacy of collateral (loan to value)	0% -164% (75%)

Commercial Loans - Asset-Based	3,531	Borrower collateral analysis	Adequacy of collateral (loan to value)	0% -78% (53%)
Commercial Loans – Mezzanine and Other	71,761	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A

			Portfolio yields	3% -17.00% (12.56%)
Investment in Medallion Bank	136,694	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

			Premium on portfolio assets	(1.14% premium recorded)

Investment in Other Controlled Subsidiaries	3,202	Investee book value and equity pickup, adjusted for asset appreciation	Financial condition and operating performance of the investee Third party valuation/offer to purchase assets	N/A
	1,236	Investee book value and equity pickup	Collateral support	N/A

			Financial condition and operating performance of the investee	N/A
Equity Investments	2,463	Investee book value	Valuation indicated by investee filings	N/A
	824	Market comparables	Discount for lack of marketability	10% (10%)
	3,818	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Other Assets	336	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(Dollars in thousands)	Fair Value at 12/31/14	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$311,894	Precedent market transactions	Adequacy of collateral (loan to value)	0% -111% (60%)

Commercial Loans -Asset-Based	3,467	Borrower collateral analysis	Adequacy of collateral (loan to value)	2% -80% (52%) (1)

Commercial Loans – Mezzanine and Other	67,682	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A

			Portfolio yields	3.00% 17.00% (12.22%)
Investment in Medallion Bank	125,027	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	9,463	Market comparables	Valuation indicated by private company offers	N/A
	2,358	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A

Equity Investments	2,599	Investee book value	Valuation indicated by investee filings	N/A
	1,230	Market comparables	Discount for lack of marketability	10% (10%)
	3,703	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Other Assets	392	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(1)	As of December 31, 2014, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(13) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of June 30, 2015 and December 31, 2014.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 6/30/15		Value as of 12/31/14
City of Chicago Taxicab Medallions	154	(1)	$8,411	$38,331	(2)	$46,154	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	1,120	(3)	1,348	(3)

Total Foreclosed Properties			$8,689	$39,451		$47,502

(1)	Investment is not readily marketable, is considered income producing, is not subject to option and is a non-qualifying asset under the 1940 Act.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes is $35,485, $0, and $35,485 as of June 30, 2015, and was $43,027, $0, and $43,027 as of December 31, 2014. The aggregate cost for Federal income tax purposes was $2,847 at June 30, 2015 and $3,127 at December 31, 2014.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $1,025, $0, and $1,025 as of June 30, 2015, and was $1,244, $0, and $1,244 as of December 31, 2014. The aggregate cost for Federal income tax purposes was $94 at June 30, 2015 and $103 at December 31, 2014.

(14) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

On July 28, 2015, the Company’s board of directors declared a $0.25 per share common stock distribution, payable on August 24, 2015 to shareholders of record on August 17, 2015.

On August 5, 2015, the Company extended the term of its lease for the Company’s office space in New York, New York to April 30, 2027.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					374	76%	3.61%	$5,024	$210,238	$210,299
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$1,178	$1,178
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350
	Sean Cab Corp ##	Term Loan	12/09/11	12/08/15	1	1%	3.60%		$3,427	$3,422
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$707	$707
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,076	$2,074
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,783	$1,788
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,774	$1,775
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,774	$1,775
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,774	$1,775
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,773	$1,774
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$471	$471
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140
	Hamilton Transit LLC ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,519	$1,524
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,519	$1,520
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,519	$1,520
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,519	$1,520
	Christian Cab Corp	Term Loan	11/27/12	11/27/15	1	1%	4.00%		$1,494	$1,494
	Nancy Transit Inc ##	Term Loan	03/11/13	03/11/16	1	1%	3.50%		$1,494	$1,493
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,487	$1,485
	Lety Cab Corp ##	Term Loan	10/21/10	10/20/15	1	1%	3.13%		$1,481	$1,479
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,466	$1,464
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,441	$1,442
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,441	$1,441
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,394	$1,393
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,394	$1,393
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,394	$1,393
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,394	$1,393
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,394	$1,393
Various New York && ##	2.75% to 10.00%	Term Loan	03/23/01 to 05/11/15	03/06/15 to 09/10/23	342	59%	3.68%	$5,024	$164,361	$164,423
Chicago					113	14%	5.08%	$1,500	$40,057	$40,135
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	08/28/15	1	1%	5.50%		$1,645	$1,643
Various Chicago && ##	3.75% to 12.00%	Term Loan	01/22/10 to 05/14/15	07/19/15 to 02/05/20	112	14%	5.07%	$1,500	$38,412	$38,492
Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 06/23/15	07/07/15 to 05/14/25	115	9%	5.26%	$1,197	$25,097	$25,176
Boston					57	10%	4.67%	$1,891	$26,733	$26,569
	Chiso Trans Inc	Term Loan	11/26/13	11/07/16	1	*	4.25%		$819	$820
	Chiso Trans Inc &	Term Loan	04/20/12	04/20/18	1	*	5.50%		$582	$582
Various Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 05/18/15	09/27/15 to 04/14/19	55	9%	4.66%	$1,891	$25,332	$25,167
Cambridge					14	2%	4.63%	$2,140	$6,664	$6,526
	Gcf Taxi Inc, Et Al &	Term Loan	03/25/15	03/25/18	1	1%	5.00%	$2,140	$2,140	$2,142
Various Cambridge && ##	4.00% to 5.50%	Term Loan	05/06/11 to 07/01/14	08/01/15 to 01/26/20	13	2%	4.46%	$0	$4,524	$4,384
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 01/03/14	07/01/15 to 09/01/23	9	0%	6.56%	$0	$773	$777

Total medallion loans ($238,056 pledged as collateral under borrowing arrangements)					682	112%	4.06%	$11,752	$309,562	$309,482

Commercial Loans

Secured mezzanine (29% Minnesota, 9% Ohio, 8% North Carolina, 6% New York, 6% Oklahoma, 5% Massachusetts, 5% Rhode Island, 5% Wisconsin, 5% Michigan, 5% Pennsylvania, 5% Illinois, 4% Deleware, 4% Texas and 4% all other states) (2)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Cost (4)	Fair Value
Manufacturing (56% of the total)
	AA Plush Holdings, LLC (interest rate includes PIK interest of 2%)	Term Loan	08/15/14	08/15/19	1	1%	14.00%		$3,054	$3,043
	(capitalized interest of $54 per footnote 2)
	American Cylinder, Inc. d/b/a All Safe	Term Loan	07/03/13	07/03/17	1		10.00%		$800	$797
	American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 6%)	Term Loan	07/03/13	01/03/18	1	1%	17.00%		$1,667	$1,667
	(capitalized interest of $167 per footnote 2)
	BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 2%)	Term Loan	08/01/14	08/01/19	1		14.00%		$2,547	$2,551
	(capitalized interest of $47 per footnote 2)
	Dynamic Systems, Inc. (interest rate includes PIK interest of 3.50%)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$2,030	$2,030
	(capitalized interest of $205 per footnote 2)
	EGC Operating Company, LLC (interest rate includes PIK interest of 2%)	Term Loan	09/30/14	09/30/19	1		15.00%		$3,163	$3,173
	(capitalized interest of $63 per footnote 2)
+	GAF Manufacturing, LLC (interest rate includes PIK interest of 2%)	Term Loan	03/06/14	03/06/19	1	1%	14.00%		$1,541	$1,547
	(capitalized interest of $41 per footnote 2)
	MicroGroup, Inc. (interest rate includes PIK interest of 2%)	Term Loan	06/29/15	06/29/20	1	1%	14.00%	$3,200	$3,200	$3,200
	Production Services Associates LLC (d/b/a American Card Services) (interest rate includes PIK interest of 2%)	Term Loan	02/17/15	02/17/20	1		16.00%	$2,600	$2,619	$2,595
	(capitalized interest of $19 per footnote 2)
+	Respiratory Technologies, Inc.	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,504
	Tech Cast Holdings, LLC (interest rate includes PIK interest of 3%)	Term Loan	12/12/14	12/12/19	1		15.00%		$2,690	$2,657
	WRWP, LLC (interest rate includes PIK interest of 3%)	Term Loan	12/30/14	12/30/19	1	1%	15.00%		$2,276	$2,285
	(capitalized interest of $34 per footnote 2)
+	Various Other && 12.00% to 17.00%	Term Loan	03/10/99 to 07/17/12	03/31/10 to 01/31/19	5	2%	13.95%	$0	$5,615	$5,616
Professional, Scientific, and Technical Services (12% of the total)	DPIS Engineering, LLC	Term Loan	12/01/14	06/30/20	1	1%	12.00%		$2,000	$1,997
	JR Thompson Company LLC (interest rate includes PIK interest of 2%)	Term Loan	05/21/15	05/21/22	1	1%	14.00%	$2,800	$2,806	$2,806
	(capitalized interest of $6 per footnote 2)
+	Portu-Sunberg Marketing, LLC	Term Loan	12/31/12	12/31/17	1	1%	12.00%		$2,500	$2,507
Information (10% of the total)	Centare Holdings, Inc. (interest rate includes PIK interest of 2%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,488
	US Internet Corp.	Term Loan	03/18/15	09/18/20	1	*	14.50%	$1,750	$250	$240
	US Internet Corp.	Term Loan	06/12/13	09/18/20	1	1%	14.50%		$3,000	$3,015
Arts, Entertainment, and Recreation (8% of the total)	RPAC Racing, LLC & (interest rate includes PIK interest of 10%)	Term Loan	11/19/10	11/19/15	1	2%	10.00%		$4,485	$4,485
	(capitalized interest of $1,446 per footnote 2)
Administrative and Support Services (6% of the total)	+Staff One, Inc.	Term Loan	09/15/11	03/31/17	1	*	3.00%		$485	$485
+	Staff One, Inc.	Term Loan	06/30/08	03/31/17	1	1%	3.00%		$2,964	$2,964
Wholesale Trade (5% of the total)	Fit & Fresh, Inc (interest rate includes PIK interest of 2%)	Term Loan	03/02/15	03/02/20	1	1%	14.00%	$3,000	$3,020	$3,027
	(capitalized interest of $20 per footnote 2)
Construction (2% of the total)	Highland Crossing-M, LLC	Term Loan	01/07/15	02/01/25	1	1%	11.50%	$2,200	$1,450	$1,450
Accommodation and Food Services (1% of the total)	Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.83%	$0	$1,984	$573
Retail Trade (0% of the total)	Various Other && 10.00%	Term Loan	06/30/00	10/01/15	1	*	10.00%	$0	$311	$36

Total secured mezzanine (2)					32	21%	12.98%	$15,550	$60,457	$58,738

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Cost (4)	Fair Value
Asset-based (59% New York, 28% New Jersey, 10% Florida and 3% all other states)
Retail Trade (30% of the total)	Various Other 4.75% to 7.25% ##	Revolving line of credit	10/19/98 to 08/31/06	07/27/15 to 10/19/15	4	*	5.43%	$0	$1,067	$1,044
Wholesale Trade (21% of the total)	Various Other 4.00% to 6.50% ##	Revolving line of credit	01/23/99 to 06/30/14	11/06/15 to 06/30/16	8	*	4.77%	$0	$757	$736
Transportation and Warehousing (20% of the total)	Various Other 6.00% ##	Revolving line of credit	12/31/01	12/31/15	1	*	6.00%	$0	$725	$713
Professional, Scientific, and Technical Services (10% of the total)	Various Other 6.75%	Revolving line of credit	12/22/14	12/22/15	1	*	6.75%	$0	$344	$348
Construction (8% of the total)	Various Other 5.75% ##	Revolving line of credit	07/20/99	07/20/15	1	*	5.75%	$0	$302	$297
Manufacturing (6% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 01/27/14	07/07/15 to 06/22/16	5	*	6.43%	$0	$216	$206
Health Care and Social Assistance (3% of the total)	Various Other 5.50% to 5.75% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/15 to 11/09/15	2	*	5.70%	$0	$126	$117
Administrative and Support Services (1% of the total)	Various Other 5.50%	Revolving line of credit	06/30/07	06/30/16	1	*	5.50%	$0	$46	$45
Finance and Insurance (1% of the total)	Various Other && 5.50%	Revolving line of credit	02/14/08	02/14/16	1	*	5.50%	$0	$99	$25

Total asset-based ($2,465 pledged as collateral under borrowing arrangements)					24	1%	5.63%	$0	$3,682	$3,531

Other secured commercial (78% New York, 20% New Jersey and 2% all other states)
Retail Trade (92% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12.00%)	Term Loan	12/17/12	12/17/17	1	3%	12.00%		$8,380	$8,378
	(capitalized interest of $1,555 per footnote 2)
	Various Other && 0.00% to 10.50%	Term Loan	05/19/08 to 03/03/15	08/23/15 to 02/13/21	14	1%	8.99%	$250	$4,092	$3,573
Accommodation and Food Services (5% of the total)	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	03/16/16 to 09/06/19	3	*	8.31%	$0	$780	$676
Real Estate and Rental and Leasing (1% of the total)	Various Other && 4.00% to 6.00%	Term Loan	04/01/10 to 03/31/15	09/01/15 to 03/31/20	3	*	5.31%	$100	$185	$188
Transportation and Warehousing (1% of the total)	Various Other 4.25% to 4.25%	Term Loan	04/30/13 to 03/17/15	10/24/15 to 09/10/18	2	*	4.25%	$120	$112	$113
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	05/14/13	05/14/18	1	*	7.50%	$0	$94	$95

Total Other Commercial Loans					24	5%	10.70%	$470	$13,643	$13,023

Total commercial loans ($2,465 pledged as collateral under borrowing arrangements) (2)					80	27%	12.23%	$16,020	$77,782	$75,292

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	49%	15.07%		$126,094	$136,694
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%		$1,302	$3,202
Loan Servicing	Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%		$544	$544
Professional Sports Team	Lax Group LLC	42% of membership interests	05/23/12	None	1	*	0.00%		$692	$692

Investment in Medallion Bank and other controlled subsidiaries, net					4	51%	14.77%	$0	$128,632	$141,132

Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$832	$2,463
NASCAR Race Team	Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	1%	0.00%		$2,067	$1,100
Employee Leasing Services	+Staff One, Inc.	46.4% preferred stock	06/30/08	None	2	1%	0.00%		$472	$472

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Cost (4)	Fair Value
IT Services	Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	1%	0.00%		$104	$104
Gift card service & marketing	Production Services Associates d/b/a American Card Services	5.65% of LLC units	02/17/15	None	1	1%	0.00%	$250	$250	$250
Stuffed Toy Manufacturer	AA Plush Holdings, LLC	1.6% LLC common units	08/15/14	None	1	1%	0.00%		$300	$300
Baby Sleep Products	BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% LLC units	08/01/14	None	1	1%	0.00%		$250	$250
Investment Castings	Tech Cast Holdings LLC	4.14% LLC units	12/12/14	12/12/19	1	1%	0.00%		$300	$300
Wire Manufacturer	WRWP LLC	10.3% preferred LLC units, 7.23% common LLC units	12/30/14	12/30/19	1	1%	0.00%		$224	$224
Marketing Services	J.R. Thomson Company LLC	13% common stock	05/21/15	None	1	1%	0.00%	$200	$200	$200
Machine Shop	MicroGroup, Inc.	5.5% common stock	06/29/15	None	1	1%	0.00%	$300	$300	$300
Various Other #	+**	* Various	09/10/98 to 3/30/12	None	4	1%	3.45%		$1,294	$1,337

Equity investments, net					16	3%	0.68%	$750	$6,593	$7,300

Investment securities
Investment securities	US Treasury Note AAA		06/30/15	07/15/16	1	1%	0.63%	$10,059	$10,059	$10,059

Investment securities, net					1	4%	0.63%	$10,059	$10,059	$10,059

Net Investments ($240,521 pledged as collateral under borrowing arrangements) (3)					783	196%	7.73%	$38,581	$532,628	$543,265

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $3,657 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 195%.
(4)	Gross unrealized appreciation, gross unrealized depreciation and net appreciation for federal income tax purposes totaled $68,217, $5,212 and $63,005, respectively. The tax cost of investments was $480,260.
(5)	For revolving lines of credit the amount shown is the cost at June 30, 2015.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 27% and up to 29% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at June 30, 2015.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Annual Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 814-00188)

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the quarter and six months ended June 30, 2015

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the quarter ended June 30, 2015	Amount of dividends or interest (1) for the quarter ended June 30, 2015	Equity in net profit and (loss) for the six months ended June 30, 2015	Amount of dividends or interest (1) for the six months ended June 30, 2015	Value as of 6/30/15
Medallion Bank—common stock	1,000,000 shares-100% of common stock	$14,499	$5,000	$21,198	$10,000	$136,694
Medallion Fine Art, Inc.—common stock (2)	1,000 shares—100% of common stock	(161)	0	1,520	0	3,202
Medallion Servicing Corp.—common stock	1,000 shares—100% of common stock	(180)	0	(463)	0	544
LAX Group LLC—membership interest	42% of membership interest	(92)	0	(290)	0	692
Generation Outdoor, Inc.		—	—	3,206	889	0
Medallion Hamptons Holding LLC—membership interest		—	—	24	0	0

Total investments in Medallion Bank and other controlled subsidiaries		14,066	5,000	25,195	10,889	141,132

Medallion Motorsports, LLC—membership interest (3)	75% of membership interest	0	0	0	0	1,100
Appliance Recycling Centers of America Inc.—common stock	8.86% of common stock	0	0	0	0	824
Micro Group, Inc. (5)	5.5% of common stock	0	0	0	0	300
Production Services Associates LLC (4)	5.65% of membership interest	0	0	0	0	250
Western Reserve Wire – membership interest (6)	7.23% of membership interest	0	0	0	0	224
Third Century JRT, Inc. (7)	13% of common stock	0	0	0	0	200
Summit Medical, Inc.—common stock		0	0	0	0	0
Other equity investments other than in investments in and advances to affiliates		—	—	—	—	4,402

Total equity investments		—	0	—	0	7,300

Total investments in Medallion Bank and other controlled subsidiaries and equity investments			5,000		10,889	$148,432

Other interest and dividend income other than from investments in and advances to affiliates			14		27

Total dividend and interest income on short term investments			$5,014		$10,916

Total investments in and advances to affiliates						144,030
Other equity investments other than in investments in and advances to affiliates						4,402

Total investments in Medallion Bank and other controlled subsidiaries and equity investments						$148,432

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $6,825 which is carried at $8,380 as of June 30, 2015, and on which $220 and $423 of interest income was earned during the three and six months ended June 30, 2015.
(3)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,485, and on which $0 of interest income was earned during the three and six months ended June 30, 2015.
(4)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,619 as of June 30, 2015, on which $105 and $154 of interest income was earned during the three and six months ended June 30, 2015.
(5)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,200 as of June 30, 2015, on which $1 of interest income was earned during the three and six months ended June 30, 2015.
(6)	Additionally, the Company has a loan due from Western Reserve Wire in the amount of $2,276 as of June 30, 2015, on which $86 and $172 of interest income was earned during the three and six months ended June 30, 2015.
(7)	Additionally, the Company has a loan due from an affiliate of Third Century JRT, Inc., in the amount of $2,806 as of June 30, 2015, on which $44 of interest income was earned during the three and six months ended June 30, 2015.

The table below provides a recap of the changes in the investment in the respective issuers for the 2015 quarters.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc.	Medallion Motorsports, LLC	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Production Services Associates, LLC (3)	Micro Group, Inc. (4)	Western Reserve Wire	Third Century JRT, Inc. (6)	Generation Outdoor, Inc.	Medallion Hamptons Holding, LLC	Summit Medical, Inc.
Title of Issue	Common Stock	Common Stock(1)	Membership Interest (2)	Common Stock	Common Stock	Membership Interest	Membership Interest	Common Stock	Membership Interest(5)	Common Stock	Common Stock	Membership Interest	Common Stock
(Dollars in thousands)
Value as of 12/31/14	$125,027	$1,157	$1,600	$1,231	$852	$349	$0	$0	$224	$0	$5,063	$4,400	$135
Gross additions / investments	—	—	—	—	170	633	250	—	—	—	—	80	—
Gross reductions / distributions	(7,369)	—	—	—	(140)	—	—	—	—	—	(8,269)	(4,504)	(369)
Net equity in profit and loss, and unrealized appreciation and (depreciation)	6,699	1,681	—	(246)	(283)	(198)	—	—	—	—	3,206	24	234
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 3/31/15	124,357	2,838	1,600	985	879	784	250	—	224	—	—	—	—
Gross additions / investments	2,000	525	12	—	330	—	—	300	—	200	—	—	—
Gross reductions / distributions	(4,162)	—	—	—	(485)	—	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	14,499	(161)	(512)	(161)	(180)	(92)	—	—	—	—	—	—	—
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 6/30/15	$136,694	3,202	$1,100	$824	$544	$692	$250	$300	$224	$200	$—	$—	$—

(1)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $8,380 as of June 30, 2015, $1,648 of which was advanced during 2014.
(2)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,485, and on which there were no earnings during the three and six months ended June 30, 2015.
(3)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,619 as of June 30, 2015, all of which was advanced during 2015, on which there were $105 and $154 of earning during the three and six months ended June 30, 2015.
(4)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,200 as of June 30, 2015 on which $1 of interest income was earned during the three and six months ended June 30, 2015.
(5)	Additionally, the Company has a loan due from Western Reserve Wire in the amount of $2,276 as of June 30, 2015, on which $86 and $172 of interest income was earned during the three and six months ended June 30, 2015.
(6)	Additionally, the Company has a loan due from an affiliate of Third Century JRT, Inc. J.R. Thompson Company LLC, in the amount of $2,806 as of June 30, 2015 on which $44 of interest income was earned during the three and six months ended June 30, 2015.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					368	78%	3.60%	$73,250	$213,099	$213,248
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp ##	Term Loan	08/19/14	07/20/17	1	1%	3.31%	$1,627	$1,449	$1,449
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350
	Sean Cab Corp ##	Term Loan	12/09/11	12/08/15	1	1%	3.60%		$3,480	$3,471
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%	$976	$870	$870
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,107	$2,102
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%	$1,842	$1,806	$1,812
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,798	$1,800
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,797	$1,799
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,797	$1,799
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,793	$1,795
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%	$651	$580	$580
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140
	Sifnos, Kitriani Incs ##	Term Loan	06/08/10	05/01/15	1	1%	4.00%		$1,558	$1,554
	Hamilton Transit LLC ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,546
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Nancy Transit Inc ##	Term Loan	03/11/13	03/11/16	1	1%	3.50%		$1,513	$1,511
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,508	$1,505
	Lety Cab Corp ##	Term Loan	10/21/10	10/20/15	1	1%	3.13%		$1,507	$1,503
	Christian Cab Corp	Term Loan	11/27/12	11/27/15	1	1%	4.00%		$1,501	$1,501
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,485	$1,482
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,461	$1,463
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,461	$1,461
	Penegali Taxi LLC	Term Loan	12/11/14	12/10/17	1	1%	3.75%	$1,400	$1,400	$1,402
Various New York && ##	2.75% to 10.00%	Term Loan	12/20/00 to 12/18/14	01/09/15 to 09/10/23	339	62%	3.65%	$53,162	$170,278	$170,427
Chicago					108	14%	4.97%	$11,638	$39,280	$39,355
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	08/28/15	1	1%	5.50%		$1,663	$1,659
Various Chicago && ##	3.75% to 7.25%	Term Loan	01/22/10 to 12/08/14	01/18/15 to 12/08/19	107	14%	4.95%	$11,638	$37,617	$37,696
Newark && ##	4.50% to 8.00%	Term Loan	07/25/08 to 12/11/14	02/17/15 to 01/10/23	114	9%	5.28%	$8,446	$25,043	$25,138
Boston					57	10%	4.69%	$9,549	$27,277	$27,317
	Chiso Trans Inc	Term Loan	11/26/13	11/26/16	1	*	4.25%		$820	$822
	Chiso Trans Inc	Term Loan	04/20/12	04/20/15	1	*	5.50%		$582	$582
Various Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 11/17/14	02/17/15 to 10/08/18	55	9%	4.68%	$9,549	$25,875	$25,913
Cambridge					15	2%	4.80%	$1,184	$6,006	$6,021
	Gcf Taxi Inc, Et Al	Term Loan	12/30/13	12/30/16	1	*	6.00%		$1,365	$1,365
	Gcf Taxi Inc Et Al/Note 2	Term Loan	12/29/14	09/29/15	1	*	4.00%	$97	$61	$63
Various Cambridge && ##	4.00% to 5.50%	Term Loan	05/06/11 to 07/01/14	01/26/15 to 10/08/18	13	2%	4.46%	$1,087	$4,580	$4,593
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 01/03/14	07/01/15 to 09/01/23	9	0%	6.59%	$278	$814	$815

Total medallion loans ($247,525 pledged as collateral under borrowing arrangements)					671	114%	4.03%	$104,345	$311,519	$311,894

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

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 3% (9% and 5% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,549,000,000 as of June 30, 2015, and $1,497,000,000 and $1,446,000,000 as of December 31, 2014 and June 30, 2014, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

We also provide debt, mezzanine, and equity investment capital to companies in a variety of industries, consistent with our investment objectives. These investments may be venture capital style investments which may not be fully collateralized. Medallion Capital’s investments are typically in the form of secured debt instruments with fixed interest rates accompanied by membership interests and /or warrants to purchase an equity interest for a nominal exercise price (such warrants are included in equity investments on the consolidated balance sheets). Interest income is earned on the debt instruments.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $454,167,000 as of June 30, 2015. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $10,600,000 was thereby recorded in the 2015 second quarter as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. See Note 3 for additional information about Medallion Bank.

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

	June 30, 2015		March 31, 2015		December 31, 2014		June 30, 2014
	Interest	Investment	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	3.61%	$210,238	3.61%	$211,594	3.60%	$213,099	3.56%	$217,188
Chicago	5.08	40,057	5.09	40,349	4.97	39,280	4.92	41,636
Boston	4.67	26,733	4.67	26,840	4.69	27,277	4.71	27,611
Newark	5.26	25,097	5.26	24,791	5.28	25,043	5.42	24,404
Cambridge	4.63	6,664	4.63	6,692	4.80	6,006	4.87	6,012
Other	6.56	773	6.57	795	6.59	814	6.29	1,122

Total medallion loans	4.06	309,562	4.05	311,061	4.03	311,519	4.01	317,973

Deferred loan acquisition costs		403		403		375		304
Unrealized depreciation on loans		(483)		(159)		—		—

Net medallion loans		$309,482		$311,305		$311,894		$318,277

Commercial loans
Secured mezzanine	12.98%	$60,457	13.09%	$58,734	12.88%	$55,059	11.89%	$46,425
Asset based	5.63	3,682	5.71	3,448	5.82	3,633	5.55	4,603
Other secured commercial	10.70	13,643	10.61	13,918	9.91	15,506	9.90	14,691

Total commercial loans	12.23	77,782	12.30	76,100	11.91	74,198	11.00	65,719

Deferred loan acquisition income		(89)		(106)		(100)		(30)
Unrealized depreciation on loans		(2,401)		(2,435)		(2,949)		(6,987)

Net commercial loans		$75,292		$73,559		$71,149		$58,702

Investment in Medallion Bank and other controlled subsidiaries	14.77%	$128,632	13.39%	$126,958	11.44%	$131,150	10.13%	$122,720

Unrealized appreciation on subsidiary investments		12,500		1,900		5,698		736

Investment in Medallion Bank and other controlled subsidiaries, net		$141,132		$128,858		$136,848		$123,456

Equity investments	0.68%	$6,593	0.69%	$6,217	0.86%	$6,102	0.69%	$5,286

Unrealized appreciation on equities		707		1,383		1,608		1,928

Net equity investments		$7,300		$7,600		$7,710		$7,214

Investment securities	0.63%	$10,059	—%	$—	—%	$—	—%	$—

Investments at cost (2)	7.73%	$532,628	7.50%	$520,336	6.97%	$522,969	6.36%	$512,434

Deferred loan acquisition costs		314		297		275		274
Unrealized appreciation on controlled subsidiaries and equity investments		13,207		3,283		7,306		1,928
Unrealized depreciation on loans		(2,884)		(2,594)		(2,949)		(6,987)

Net investments		$543,265		$521,322		$527,601		$507,649

Medallion Bank investments
Consumer loans	14.38%	$549,075	14.58%	$494,933	14.71%	$478,027	15.18%	$424,009
Medallion loans	3.82	355,077	3.82	359,545	3.84	366,397	3.78	388,098
Commercial loans	4.67	36,859	4.63	41,550	4.68	44,499	4.70	43,829
Investment securities	2.40	30,332	2.52	29,121	2.53	27,376	2.59	28,995

Medallion Bank investments at cost (2)	9.77	971,343	9.57	925,149	9.51	916,299	9.25	884,931

Deferred loan acquisition costs		10,615		9,923		9,937		10,162
Unrealized appreciation (depreciation) on investment securities		(196)		297		252		(172)
Premiums paid on purchased securities		233		254		272		305
Unrealized depreciation on loans		(20,247)		(18,134)		(17,797)		(18,116)

Medallion Bank net investments		$961,748		$917,489		$908,963		$877,110

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.75%, 8.56%, 8.46%, and 8.15% at June 30, 2015, March 31, 2015, December 31, 2014, and June 30, 2014.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net investments at beginning of period	$521,322	$487,324	$527,601	$473,157
Investments originated (1)	21,218	39,827	38,416	72,673
Repayments of investments (1)	(7,747)	(23,018)	(24,875)	(44,657)
Net cash received on disposition of other controlled subsidiaries	—	—	(11,969)	—
Net realized gains (losses) on investments	324	(686)	8,223	(858)
Net increase in unrealized appreciation (2)	8,100	4,179	5,804	7,286
Accretion of origination fees, net	48	23	65	48

Net increase in investments	21,943	20,325	15,664	34,492

Net investments at end of period	$543,265	$507,649	$543,265	$507,649

(1)	Includes refinancings.
(2)	Excludes net unrealized appreciation (depreciation) of ($4,668) and ($8,107) for the quarter and six months ended June 30, 2015, and ($190) and $190 for the comparable 2014 periods, related to foreclosed properties and other assets.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at June 30, 2015 was 7.73% (5.70% for the loan portfolio), an increase of 76 basis points from 6.97% at December 31, 2014, and an increase of 137 basis points from 6.36% at June 30, 2014. The weighted average yield of the total managed portfolio at June 30, 2015 was 8.50% (8.75% for the loan portfolio), an increase of 23 basis points from 8.27% at December 31, 2014, and an increase of 54 basis points from 7.96% at June 30, 2014. The changes in 2015 reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 57% of the net portfolio of $543,265,000 at June 30, 2015, compared to 59% of the net portfolio of $527,601,000 at December 31, 2014, and 63% of $507,649,000 at June 30, 2014. Our managed medallion loans of $662,318,000 comprised 48% of the net managed portfolio of $1,378,375,000 at June 30, 2015, compared to 52% of the net managed portfolio of $1,310,685,000 at December 31, 2014, and 56% of $1,267,482,000 at June 30, 2014. The medallion loan portfolio decreased by $2,412,000 or 1% in 2015 (a decrease of $14,837,000 or 2% on a managed basis), reflecting loan portfolio growth in all markets and the movement of loans to Medallion Bank. Total medallion loans serviced for third parties were $27,323,000, $27,658,000, and $29,638,000 at June 30, 2015, December 31, 2014, and June 30, 2014.

The weighted average yield of the medallion loan portfolio at June 30, 2015 was 4.06%, an increase of 3 basis points from 4.03% at December 31, 2014, and an increase of 5 basis points from 4.01% at June 30, 2014. The weighted average yield of the managed medallion loan portfolio at June 30, 2015 was 3.93%, unchanged from December 31, 2014, and an increase of 4 basis points from 3.89% at June 30, 2014. The unchanged yield is due to stable pricing of existing portfolio to current interest rates. At June 30, 2015, December 31, 2014 and June 30, 2014, 32% of the medallion loan portfolio represented loans outside New York. At June 30, 2015, 26% of the managed medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2014 and 25% at June 30, 2014. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 14%, 14%, and 12% of the net investment portfolio as of June 30, 2015, December 31, 2014, and June 30, 2014, and were 8%, 9%, and 8% on a managed basis. Commercial loans increased by $4,143,000 or 6% during 2015 (decreased $3,733,000 or 3% on a managed basis), primarily reflecting loan payments in the high yield mezzanine and asset-based loan portfolios, partially offset by increases in the other commercial secured loan portfolio, and in the managed loan portfolio by decreases in the asset-based loan portfolio at Medallion Bank. Net commercial loans serviced for third parties were $151,000 at June 30, 2015, and serviced by third parties were $118,000 at December 31, 2014 and $170,000 at June 30, 2014.

The weighted average yield of the commercial loan portfolio at June 30, 2015 was 12.23%, an increase of 32 basis points from 11.91% at December 31, 2014, and an increase of 123 basis points from 11.00% at June 30, 2014. The weighted average yield of the managed commercial loan portfolio at June 30, 2015 was 9.80%, an increase of 60 basis points from 9.20% at December 31, 2014, and an increase of 132 basis points from 8.48% at June 30, 2014. The fluctuations primarily reflect higher yield on mezzanine portfolio. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At June 30, 2015, variable-rate loans represented approximately 5% of the commercial portfolio, compared to 6% and 8% at December 31, 2014 and June 30, 2014, and were 32%, 38%, and 42% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 39%, 36%, and 33% of the managed net investment portfolio as of June 30, 2015, December 31, 2014, and June 30, 2014. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers, and home improvements located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 14.38% at June 30, 2015, compared to 14.71% and 15.18% at December 31, 2014 and June 30, 2014. Adjustable rate loans represented 27%, 37%, and 49% of the managed consumer portfolio at June 30, 2015, December 31, 2014, and June 30, 2014.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2015		March 31, 2015		December 31, 2014		June 30, 2014
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$3,976	1.0%	$1,743	0.5%	$—	0.0%	$—	0.0%

Commercial loans
Secured mezzanine	1,390	0.4	1,390	0.3	1,391	0.3	2,018	0.6
Asset-based receivable	99	0.0	303	0.1	303	0.1	494	0.1
Other secured commercial	945	0.3	377	0.1	—	0.0	—	0.0

Total commercial loans	2,434	0.7	2,070	0.5	1,694	0.4	2,512	0.7

Total loans 90 days or more past due	$6,410	1.7%	$3,813	1.0%	$1,694	0.4%	$2,512	0.7%

Total Medallion Bank loans	$7,230	0.8%	$3,144	0.4%	$3,113	0.4%	$3,324	0.4%

Total managed loans 90 days or more past due	$13,640	1.0%	$6,957	0.5%	$4,807	0.4%	$5,836	0.5%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At June 30, 2015, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The one remaining loan is still outstanding. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$289	$2,291	$2,580
Loans charged off (1)	(190)	(940)	(1,130)
Valuation allowance	(74)	(1,013)	(1,087)

Net loans outstanding	25	338	363

Other receivables	560	10,642	11,202
Valuation allowance	(224)	(4,257)	(4,481)

Net other receivables	336	6,385	6,721
Total net outstanding	361	6,723	7,084

Income foregone in 2015	16	24	40
Total income foregone	$74	$108	$182

(1)	The income forgone on the charged off loan was $20 for the Company and $96 for Medallion Bank.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans to very low levels. Increase in medallion loan delinquencies reflected carry-over winter issues in the Northeast and competitive pricing pressure from larger fleet owners, for which we continue to provide short term solutions. Secured mezzanine delinquencies remained unchanged from the prior quarter and at lower level than at the recent past. Asset based delinquencies decreased due to a loan chargeoff. Other secured commercial delinquencies increased reflecting several borrowers with seasonal difficulties whom we are working closely with to adopt terms to respond to market conditions.

Medallion Bank delinquencies increased from a year ago due to a weaker portfolio performance attributed to the increase in medallion loan delinquencies. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments for the 2015 and 2014 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	1,087	(244)	(3,439)	(2,596)
Depreciation on investments	(159)	514	(76)	19	—	298
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	—	—	(4,809)
Losses on investments	—	—	—	—	—	—

Balance March 31, 2015	(159)	(2,435)	1,900	1,383	35,206	35,895
Net change in unrealized
Appreciation on investments	—	—	10,600	(158)	(4,612)	5,830
Depreciation on investments	(324)	(68)	—	(518)	(56)	(966)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	102	—	—	—	102

Balance June 30, 2015	($483)	($2,401)	$12,500	$707	$30,538	$40,861

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2013	$—	($6,992)	$814	$381	$40,404	$34,607
Net change in unrealized
Appreciation on investments	—	—	(90)	100	—	10
Depreciation on investments	—	74	—	195	381	650
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	312	—	—	—	312

Balance March 31, 2014	—	(6,606)	724	676	40,785	35,579
Net change in unrealized
Appreciation on investments	—	—	12	640	(951)	(299)
Depreciation on investments	—	(394)	—	(62)	761	305
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	13	—	674	—	687

Balance June 30, 2014	$—	($6,987)	$736	$1,928	$40,595	$36,272

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Total loans
Medallion loans	$309,482	$311,305	$311,894	$318,277
Commercial loans	75,292	73,559	71,149	58,702

Total loans	384,774	384,864	383,043	376,979
Investment in Medallion Bank and other controlled subsidiaries	141,132	128,858	136,848	123,456
Equity investments (1)	7,300	7,600	7,710	7,214
Investment securities	10,059	—	—	—

Net investments	$543,265	$521,322	$527,601	$507,649

Net investments at Medallion Bank and other controlled subsidiaries	$961,748	$917,489	$908,963	$877,133
Managed net investments	$1,378,375	$1,313,574	$1,310,685	$1,267,482

Unrealized appreciation (depreciation) on investments
Medallion loans	($483)	($159)	$—	$—
Commercial loans	(2,401)	(2,435)	(2,949)	(6,987)

Total loans	(2,884)	(2,594)	(2,949)	(6,987)
Investment in Medallion Bank and other controlled subsidiaries	12,500	1,900	5,698	736
Equity investments	707	1,383	1,608	1,928
Investment securities	—	—	—	—

Total unrealized depreciation on investments	$10,323	$689	$4,357	($4,323)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($20,443)	($17,837)	($17,545)	($18,288)

Managed total unrealized depreciation on investments	($10,120)	($17,148)	($13,188)	($22,611)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(0.16%)	(0.05%)	—%	—%
Commercial loans	(3.09)	(3.20)	(3.97)	(10.63)
Total loans	(0.74)	(0.67)	(0.76)	(1.82)
Investment in Medallion Bank and other controlled subsidiaries	9.72	1.50	4.34	0.60
Equity investments	10.72	22.24	26.35	36.47
Investment securities	—	—	—	—
Net investments	1.94	0.13	0.83	(0.84)

Net investments at Medallion Bank and other controlled subsidiaries	(2.10%)	(1.93%)	(1.91%)	(2.07%)
Managed net investments	(0.73%)	(1.30%)	(1.00%)	(1.77%)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$—	$—	$—
Commercial loans	(171)	(11)	(169)	(233)

Total loans	(171)	(11)	(169)	(233)
Investment in Medallion Bank and other controlled subsidiaries	495	—	8,158	—
Equity investments	—	(674)	234	(625)
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments	324	(685)	8,223	(858)

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(1,781)	(865)	(3,882)	(2,360)

Total managed realized losses on loans and equity investments	($1,457)	($1,550)	$4,341	($3,218)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%	—%	—%
Commercial loans	(0.89)	(0.07)	(0.45)	(0.71)
Total loans	(0.18)	(0.01)	(0.09)	(0.13)
Investment in Medallion Bank and other controlled subsidiaries	1.54	—	12.61	—
Equity investments	—	(46.35)	7.55	(21.15)
Investment securities	—	—	—	—
Net investments	0.25	(0.54)	3.16	(0.35)

Net investments at Medallion Bank and other controlled subsidiaries	(0.75)	(0.41)	(0.84)	(0.58)
Managed net investments	(0.43%)	(0.50%)	0.66%	(0.54%)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($158)	$640	($326)	$740
Unrealized depreciation	(910)	(456)	(612)	(187)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	9,066	3,306	11,449	5,733
Realized gains	—	—	(4,809)	—
Realized losses	102	687	102	1,000
Net unrealized gains (losses) on foreclosed properties and other assets	(4,668)	(190)	(8,107)	190

Total	$3,432	$3,987	($2,303)	$7,476

Net realized gains (losses) on investments
Realized gains	$—	$—	$4,809	$—
Realized losses	(102)	(687)	(102)	(1,000)
Other gains	495	—	3,583	49
Direct recoveries (chargeoffs)	(69)	2	(67)	93
Realized gains on foreclosed properties and other assets	—	—	—	—

Total	$324	($685)	$8,223	($858)

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 26%, 26%, and 24% of our total portfolio at June 30, 2015, December 31, 2014, and June 30, 2014. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $10,000,000 in 2014. Separately, Medallion Bank declared dividends to us of $5,000,000 and $10,000,000 in the 2015 second quarter and six months, and $3,000,000 and $6,000,000 in the comparable 2014 periods. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at June 30, 2015, December 31, 2014, and June 30, 2014. Equity investments were 1% of our total managed portfolio at June 30, 2015, December 31, 2014, and June 30, 2014. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 2%, 0%, and 0% of our total portfolio at June 30, 2015, December 31, 2014, and June 30, 2014. Investment securities were 3%, 2%, and 2% of our total managed portfolio at June 30, 2015, December 31, 2014, and June 30, 2014. The investment securities are primarily adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2015 and 2014. Our average balances increased reflecting recent portfolio growth and Medallion Bank’s average balances increased, reflecting the strong growth in the consumer loan portfolio. The increase in borrowing costs reflected the bottoming of interest rates and changes in our lending mix, and Medallion Bank’s reflected a lengthening of the maturity profile of its certificates of deposit.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2015
Revolving lines of credit	$608	$120,618	2.02%	$1,185	$121,099	1.97%
Notes payable to banks	828	126,066	2.64	1,600	123,584	2.61
SBA debentures	707	66,776	4.25	1,373	67,198	4.12
Preferred securities	200	33,000	2.44	397	33,000	2.42
Margin loans	—	89	1.19	—	44	1.19

Total	$2,343	$346,549	2.71	$4,555	$344,925	2.66

Medallion Bank borrowings	$2,134	$819,309	1.05	$4,161	$809,444	1.04

Total managed borrowings	$4,477	$1,165,858	1.54	$8,716	$1,154,369	1.52

June 30, 2014
Revolving lines of credit	$597	$127,599	1.88%	$1,215	$129,118	1.90%
Notes payable to banks	656	94,593	2.78	1,159	81,512	2.87
SBA debentures	634	56,068	4.54	1,292	57,982	4.49
Preferred securities	198	33,000	2.41	394	33,000	2.41

Total	$2,085	$311,260	2.69	$4,060	$301,612	2.71

Medallion Bank borrowings	$1,629	$736,795	0.89	$3,075	$710,608	0.87

Total managed borrowings	$3,714	$1,048,055	1.42	$7,135	$1,012,220	1.42

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act, or SBIA, and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2015 and 2014, short-term adjustable rate debt constituted 73% and 71% of total debt, and was 22% and 21% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. Our analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $10,600,000 was thereby recorded in the 2015 second quarter as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. See Note 3 for additional information about Medallion Bank.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Statement of operations
Investment income	$10,838	$9,875	$22,669	$18,910
Interest expense	2,343	2,085	4,555	4,060

Net interest income	8,495	7,790	18,114	14,850
Noninterest income	110	108	166	299
Operating expenses	4,275	4,095	9,046	7,897

Net investment income before income taxes	4,330	3,803	9,234	7,252
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	4,330	3,803	9,234	7,252
Net realized gains (losses) on investments	324	(685)	8,223	(858)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	9,066	3,306	6,640	5,733
Net change in unrealized appreciation (depreciation) on investments (1)	(5,634)	681	(8,943)	1,743

Net increase in net assets resulting from operations	$8,086	$7,105	$15,154	$13,870

Per share data
Net investment income	$0.18	$0.15	$0.38	$0.29
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.01	(0.03)	0.33	(0.03)
Net change in unrealized appreciation (depreciation) on investments (1)	0.14	0.16	(0.09)	0.29

Net increase in net assets resulting from operations	$0.33	$0.28	$0.62	$0.55

Distributions declared per share	$0.25	$0.24	$0.50	$0.48

Weighted average common shares outstanding
Basic	24,427,972	24,898,318	24,437,144	24,845,696
Diluted	24,502,243	25,110,838	24,522,434	25,102,215

Balance sheet data	June 30, 2015	December 31, 2014
Net investments	$543,265	$527,601
Total assets	644,125	632,287
Total funds borrowed	360,973	348,795
Total liabilities	367,141	357,617
Total shareholders’ equity	276,984	274,670

Managed balance sheet data (2)
Net investments	$1,378,375	$1,310,685
Total assets	1,521,881	1,469,751
Total funds borrowed	1,206,301	1,156,735
Total liabilities	1,244,898	1,195,081

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	2.75%	2.56%	2.95%	2.48%
Net increase in net assets resulting from operations	5.13	4.78	4.84	4.75
Return on average equity (ROE) (4)
Net investment income after taxes	6.30	5.53	6.73	5.31
Net increase in net assets resulting from operations	11.77	10.33	11.05	10.15

Weighted average yield	8.25%	7.93%	8.68%	7.80%
Weighted average cost of funds	1.79	1.67	1.74	1.68

Net interest margin (5)	6.46	6.26	6.94	6.13

Noninterest income ratio (6)	0.08%	0.09%	0.06%	0.12%
Total expense ratio (7)	5.04	4.96	5.21	4.93
Operating expense ratio (8)	3.25	3.29	3.46	3.26

As a percentage of net investment portfolio	June 30, 2015	December 31, 2014
Medallion loans	57%	59%
Commercial loans	14	14
Investment in Medallion Bank and other controlled subsidiaries	26	26
Equity investments	1	1
Investment securities	2	—

Investments to assets (9)	84%	83%
Equity to assets (10)	43	43
Debt to equity (11)	130	127

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $0 and $266 in the three and six months ended June 30, 2015, and $1,505 and $2,242 for the comparable 2014 periods, and also included $5,000 and $10,889 of dividends from Medallion Bank for the three and six months ended June 30, 2015, and $3,000 and $6,000 for the comparable 2014 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.93% and 7.05% for the three and six months ended June 30, 2015, and was 7.11% and 7.01% for the comparable 2014 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2015 Second Quarter and Six Months compared to the 2014 periods

Net increase in net assets resulting from operations was $8,086,000 or $0.33 per diluted common share and $15,154,000 or $0.62 in the 2015 second quarter and six months, up $981,000 or 14% and $1,284,000 or 9% from $7,105,000 or $0.28 per share and $13,870,000 or $0.55 in the 2014 second quarter and six months, primarily reflecting higher net interest income, net realized/unrealized gains, and noninterest income, partially offset by higher operating expenses in the quarter, and by lower net realized/unrealized gains and noninterest income in the six months. Net investment income after income taxes was $4,330,000 or $0.18 per share and $9,234,000 or $0.38 in the 2015 quarter and six months, up $527,000 or 14% and $1,982,000 or 27% from $3,803,000 or $0.15 per share and $7,252,000 or $0.29 in the 2014 quarter and six months.

Investment income was $10,838,000 and $22,669,000 in the 2015 second quarter and six months, up $963,000 or 10% and $3,759,000 or 20% from $9,875,000 and $18,910,000 in the year ago periods, and included $0 and $266,000 from interest recoveries and bonuses on certain investments in the 2015 quarter and six months, compared to $1,505,000 and $2,242,000 in the 2014 periods. Also included in the 2015 quarter and six months was $5,000,000 and $10,889,000 in dividends from Medallion Bank and other controlled subsidiaries, compared to $3,000,000 and $6,000,000 in the comparable 2014 periods. Excluding those items, investment income increased $468,000 or 9% in the quarter and $846,000 or 8% in the six months, primarily reflecting portfolio growth and changes in the portfolio mix. The yield on the investment portfolio was 8.25% in the 2015 quarter, up 4% from 7.93% in 2014, and was 8.68% in the 2015 six months, up 11% from 7.80% in the 2014 six months. Excluding the extra interest and dividends, the 2015 second quarter and six month yields were up 3% and were essentially flat at 4.44% and 4.41%, compared to 4.31% and 4.40% in the 2014 quarter and six months, reflecting the beginning of an upwards trend in market interest rates, and changes in the portfolio mix. Average investments outstanding were up 5% to $527,032,000 in the 2015 quarter and were up 8% to $526,515,000 in the six months, from $499,380,000 and $488,798,000 in the year ago periods, primarily reflecting portfolio growth.

Medallion loans were $309,482,000 at quarter end, down $8,795,000 or 3% from $318,277,000 a year ago, representing 57% of the investment portfolio compared to 63% a year ago, and were yielding 4.06% compared to 4.01% a year ago, an increase of 1%, reflecting portfolio shrinkage and the repricing of the existing portfolio to higher current market interest rates. The decrease in outstandings was primarily concentrated in the New York market, and reflected management’s decision to cull weaker and less profitable borrowers from the portfolio. The managed medallion loan portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $689,641,000 at quarter end, down $45,339,000 or 6% from $734,980,000 a year ago, reflecting the above. The commercial loan portfolio was $75,292,000 at quarter end, compared to $58,702,000 a year ago, an increase of $16,590,000 or 28%, and represented 14% of the investment portfolio compared to 12% a year ago. The increase primarily reflected growth in the high-yield mezzanine portfolio. Commercial loans yielded 12.23% at quarter end, up 11% from 11.00% a year ago, primarily reflecting the change in portfolio mix and higher yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $110,822,000 at quarter end, up $9,871,000 or 10% from $100,951,000 a year ago, primarily reflecting the changes described above, and further decreases and reserve increases in the asset-based loan portfolio at Medallion Bank. Approximately $11,202,000 of asset-based loans ($6,721,000 after valuation adjustments) has been reclassified to other assets awaiting the outcome of legal proceedings as described further on page 43. Investments in Medallion Bank and other controlled subsidiaries were $141,132,000 at quarter end, up $17,676,000 or 14% from $123,456,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments, capital contributions made, dividends paid, portfolio sales, and net appreciation, and which represented 26% of the investment portfolio, compared to 24% a year ago, and which yielded 14.77% at quarter end, compared to 10.19% a year ago, primarily reflecting the dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $7,300,000 at quarter end, up $86,000 or 1% from $7,214,000 a year ago, primarily reflecting increased equity investment offset by portfolio depreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 0.68%, compared to 0.69% a year ago. Investment securities were $10,059,000 at quarter end, compared to $0 a year ago, representing 2% of the net investment portfolio, and had a yield of 0.63%, reflecting new investment activity. See page 40 for a table that shows balances and yields by type of investment.

Interest expense was $2,343,000 and $4,555,000 in the 2015 quarter and six months, up $258,000 or 12% and $495,000 or 12% from $2,085,000 and $4,060,000 in the 2014 periods. The increase in interest expense was primarily due to increased borrowing levels. The cost of borrowed funds was 2.71% and 2.66% in the 2015 quarter and six months, compared to 2.69% and 2.71% in the year ago periods, an increase of 1%, and a decrease of 2%, reflecting the adjustable rate nature of much of our borrowings and changes in our funding mix. Average debt outstanding was up 11% to $346,549,000 for the 2015 quarter, and was up 14% to $344,924,000 in the six months, compared to $311,260,000 and $301,612,000 in the year ago periods, primarily reflecting increased borrowings required to fund portfolio growth and investment activity. See page 46 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $8,495,000 and $18,114,000 and the net interest margin was 6.46% and 6.94% for the 2015 second quarter and six months, up $705,000 or 9% and $3,264,000 or 22% from $7,790,000 and $14,850,000 a year ago, which represented net interest margins of 6.26% and 6.13%, all reflecting the items discussed above.

Noninterest income, which is comprised of management fees, late charges, servicing fees, prepayment fees, and other miscellaneous income was $110,000 and $166,000 in the 2015 second quarter and six months, up $2,000 or 2% and down $133,000 or 44% from $108,000 and $299,000 a year ago, primarily reflecting higher management fee income, offset by lower servicing and other fees generated from the portfolio base at Medallion Bank and lower prepayment fees, and in the six months also by lower management fee income.

Operating expenses were $4,275,000 and $9,046,000 in the 2015 second quarter and six months, up $180,000 or 4% and $1,149,000 or 15% from $4,095,000 and $7,897,000 in the 2014 periods. Salaries and benefits expense was $2,975,000 and $6,318,000 in the second quarter and six months, up $10,000 and $792,000 or 14% from $2,965,000 and $5,526,000 in 2014, primarily reflecting higher salaries and bonus accruals, partially related to new hires for business development, and severance for closed operations in the six months. Professional fees were $367,000 and $778,000 in the quarter and six months, up $73,000 or 25% and $226,000 or 41% from $294,000 and $552,000 a year ago, primarily reflecting higher legal expenses for a variety of corporate and investment-related matters. Occupancy expense was $219,000 and $449,000 in the quarter and six months, up $30,000 or 16% and $68,000 or 18% from $189,000 and $381,000 in the 2014 periods, primarily reflecting rent previously allocated to a sold unconsolidated portfolio company. Other operating expenses of $714,000 and $1,501,000 in 2015 were up $67,000 or 10% and $63,000 or 4% from $647,000 and $1,438,000 a year ago, primarily reflecting higher printing, computer, and other operating expenses, partially offset by higher expense reimbursements from Medallion Bank and lower insurance costs.

Income tax expense was $0 in the 2015 and 2014 second quarters and six months.

Net change in unrealized appreciation on investments was $3,432,000 and was depreciation of $2,303,000 in the 2015 second quarter and six months, compared to appreciation of $3,987,000 and $7,476,000 in the 2014 second quarter and six months, a decrease in appreciation of $555,000 or 14% in the quarter and $9,779,000 in the six months. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $5,634,000 and $8,943,000 in the 2015 quarter and six months, compared to appreciation of $681,000 and $1,743,000 in the 2014 periods, resulting in decreased appreciation of $6,315,000 and $10,686,000 in the 2015 quarter and six months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2015 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $9,066,000 ($6,640,000 in the six months) and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $102,000 ($102,000 in the six months), partially offset by net depreciation on foreclosed property of $4,612,000 ($8,051,000 in the six months), net unrealized depreciation on equity investments of $676,000 ($901,000 in the six months), unrealized depreciation on loans of $392,000 ($37,000 in the six months), and net depreciation on other assets of $56,000 ($56,000 in the six months). The 2014 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $3,306,000 ($5,733,000 in the six months), net appreciation on other assets of $761,000 ($1,141,000 in the six months), reversals of unrealized depreciation associated with equity investments which were sold of $674,000 ($674,000 in the six months), net unrealized appreciation on equity investments of $578,000 ($873,000 in the six months), and reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $13,000 ($326,000 in the six months), partially offset by net depreciation on foreclosed property of $951,000 ($951,000 in the six months) and net unrealized depreciation on loans of $394,000 ($320,000 in the six months. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $5,000,000 and $10,889,000 in the 2015 second quarter and six months, and were $3,000,000 and $6,000,000 in the comparable 2014 periods.

Our net realized gains on investments were $324,000 and $8,223,000 in the 2015 quarter and six months, compared to losses of $685,000 and $858,000 in the 2014 quarter and six months, an increase in realized gains of $1,009,000 in the quarter and $9,081,000 in the six months. The 2015 activity reflected the reversals described in the unrealized paragraph above, and reversals of $0 ($4,809,000 in the six months) of unrealized appreciation related to sales of other controlled subsidiaries, $495,000 ($3,349,000 in the six months) of other gains from the other controlled subsidiaries sales, other gains on equity investments of $0 ($234,000 in the six months), partially offset by net direct chargeoffs of loans of $69,000 ($67,000 in the six months). The 2014 activity reflected the reversals described in the unrealized paragraph above, partially offset by net direct recoveries of loans of $2,000 ($93,000 in the six months) and other gains on equity investments of $0 ($49,000 in the six months).

Our net realized/unrealized gains on investments were $3,756,000 and $5,920,000 in the 2015 quarter and six months, compared to $3,302,000 and $6,618,000 in the 2014 periods, an increase of $454,000 or 14% in the quarter, and a decrease of $698,000 or 11% in the of six months, of net gains in the 2015 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $69,985,000 with a weighted average interest rate of 3.77%, constituting 19% of our total indebtedness as of June 30, 2015. Also, as of June 30, 2015, portions of the adjustable rate debt with banks repriced at intervals of as long as three months, and certain of the certificates of deposit were for terms of up to 50 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at June 30, 2015, compared to the respective positions at the end of 2014 and 2013. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2015 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$3,682	$—	$—	$—	$—	$—	$—	$3,682
Adjustable rate	3,063	435	—	—	—	—	—	3,498
Fixed-rate	110,398	148,995	73,548	19,062	23,428	9,403	5,390	390,224
Cash	51,004	—	—	—	—	—	—	51,004

Total earning assets	$168,147	$149,430	$73,548	$19,062	$23,428	$9,403	$5,390	$448,408

Interest bearing liabilities
Notes payable to banks	$101,368	$27,939	$4	$—	$—	$—	$—	$129,311
Revolving lines of credit	120,618	—	—	—	—	—	—	120,618
SBA debentures	8,000	—	—	3,000	—	15,985	43,000	69,985
Preferred securities	33,000	—	—	—	—	—	—	33,000
Margin loan	8,059	—	—	—	—	—	—	8,059

Total liabilities	$271,045	$27,939	$4	$3,000	$—	$15,985	$43,000	$360,973

Interest rate gap	($102,898)	$121,491	$73,544	$16,062	$23,428	($6,582)	($37,610)	$87,435

Cumulative interest rate gap (2)	($102,898)	$18,593	$92,137	$108,199	$131,627	$125,045	$87,435	—

December 31, 2014 (2)	($160,108)	($47,283)	$73,765	$108,360	$124,790	$131,736	$84,006	—
December 31, 2013 (2)	($143,126)	($72,980)	$78,325	$122,575	$146,584	$143,584	$102,071	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (23%), (37%), and (34%), as of June 30, 2015 and December 31, 2014 and 2013, and was (18%), (19%), and (28%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($20,294) or (5%) for June 30, 2015, compared to ($53,066) or (12%) and ($30,301) or (7%) for December 31, 2014 and 2013, and was ($75,144) or (5%), ($28,650) or (2%), and ($97,043) or (8%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $448,408,000 and interest rate sensitive liabilities were $360,973,000 at June 30, 2015. The one-year cumulative interest rate gap was a negative $102,898,000 or 23% of interest rate sensitive assets, compared to a negative $160,108,000 or 37% at December 31, 2014 and $143,126,000 or 34% at December 31, 2013. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $20,294,000 or 5% at June 30, 2015. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,438,206,000 and interest rate sensitive liabilities were $1,206,301,000 at June 30, 2015. The one year cumulative interest rate gap was a negative $258,318,000 or 18% of interest rate sensitive assets, compared to a negative $257,578,000 or 19% and $341,843,000 or 28% at December 31, 2014 and 2013. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $75,144,000 or 5% at June 30, 2015.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $140,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2017. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $32,000 for the three and six months ended June 30, 2015, and $0 and $14,000 for the comparable 2014 periods, and all are carried at $0 on the balance sheet at June 30, 2015.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $150,000,000 revolving line of credit with DZ Bank had $29,382,000 of availability, $34,350,000 was available under revolving credit agreements with commercial banks, and there were $1,500,000 of available commitments from the SBA.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $5,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at June 30, 2015. See Note 4 to the consolidated financial statements on page 19 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Notes payable to banks	$129,311	36%	2.51%
Revolving lines of credit	120,618	34	1.88
SBA debentures	69,985	19	3.77
Preferred securities	33,000	9	2.40
Margin loan	8,059	2	1.19

Total outstanding debt	$360,973	100%	2.50

Deposits and other borrowings at Medallion Bank	845,328	—	0.90%
Total outstanding debt, including Medallion Bank	$1,206,301	—	1.38

(1)	Weighted average contractual rate as of June 30, 2015.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at June 30, 2015.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Notes payable to banks	$79,079	$50,228	$4	$—	$—	$—	$129,311
Revolving lines of credit	—	120,618	—	—	—	—	120,618
SBA debentures	4,000	—	—	3,000	—	62,985	69,985
Preferred securities	—	—	—	—	—	33,000	33,000
Margin loan	8,059	—	—	—	—	—	8,059

Total	$91,138	$170,846	$4	$3,000	$—	$95,985	$360,973

Deposits and other borrowings at Medallion Bank	371,600	251,415	152,010	53,303	17,000	—	845,328

Total, including Medallion Bank	$462,738	$422,261	$152,014	$56,303	$17,000	$95,985	$1,206,301

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $10,600,000 was thereby recorded in the 2015 second quarter as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of June 30, 2015 by $1,000,000 on an annualized basis, compared to a positive impact of $1,279,000 at December 31, 2014, and the impact of such an immediate increase of 1% over a one year period would have been ($2,131,000) at June 30, 2015, compared to ($1,634,000) at December 31, 2014. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2015. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	6/30/2015 Total	12/31/2014
Cash	$23,561	$6,926	$9,140	$3,119	$8,258	$—	$51,004	$47,083
Bank loans	131,409	32,002	—	—	250	—	163,661	$179,016
Amounts undisbursed	26,350 (1)	8,000	—	—	—	—	34,350	54,500
Amounts outstanding	105,059	24,002	—	—	250	—	129,311	124,516
Average interest rate	2.36%	3.16%	—	—	7.22%	—	2.51%	2.51%
Maturity	7/15-11/16	2/16-12/16	—	—	11/15-2/18	—	7/15-2/18	1/15-4/17
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	2.40%	—	—	—	—	—	2.40%	2.36%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	150,000	—	—	—	—	150,000	$150,000
Amounts undisbursed	—	29,382	—	—	—	—	29,382	27,206
Amounts outstanding	—	120,618	—	—	—	—	120,618	122,794
Average interest rate	—	1.88%	—	—	—	—	1.88%	1.84%
Maturity	—	12/16	—	—	—	—	12/16	12/16
Margin loan	8,059	—	—	—	—	—	8,059	—
Average interest rate	1.19%	—	—	—	—	—	1.19%	—
Maturity	N/A	—	—	—	—	—	N/A	—
SBA debentures	—	—	36,000	—	35,485	—	71,485	$68,485
Amounts undisbursed	—	—	1,500	—	—	—	1,500	—
Amounts outstanding	—	—	34,500	—	35,485	—	69,985	68,485
Average interest rate	—	—	3.51%	—	4.03%	—	3.77%	3.71%
Maturity	—	—	9/15-9/25	—	9/15-9/23	—	9/15-3/25	3/15-3/25

Total cash and amounts remaining undisbursed under credit facilities	$49,911	$44,308	$10,640	$3,119	$8,258	$—	$116,236	$128,789

Total debt outstanding	$146,118	$144, 620	$34,500	$—	$35,735	$—	$360,973	$348,795

Including Medallion Bank
Cash	—	—	—	—	—	$18,455	$18,455	$30,372
Deposits and other borrowings	—	—	—	—	—	845,328	845,328	807,940
Average interest rate	—	—	—	—	—	0.90%	0.90%	0.86%
Maturity	—	—	—	—	—	7/15-9/19	7/15-9/19	1/15-9/19

Total cash and amounts remaining undisbursed under credit facilities	$49,911	$44,308	$10,640	$3,119	$8,258	$18,455	$134,691	$159,161

Total debt outstanding	$146,118	$144,620	$34,500	$—	$35,735	$845,328	$1,206,301	$1,156,735

(1)	$23,750 of this availability can also be used by MFC.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $29,382,000 under our revolving credit agreement with DZ Bank as of June 30, 2015. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In May 2015, the FASB issued Accounting Standards Update (ASU) 2015-07, “Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Additionally, the amendment removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient, limiting those disclosures to investments for which the entity has elected to measure the fair value using that practical expedient. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not believe this update will have a material impact on our disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30)”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not believe this update will have a material impact on our financial condition.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of a company’s ability to continue as a going concern within one year of the date the financial statements are issued. We must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. As the update impacts disclosures only, it will have no impact on our results of operations.

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

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The update is effective for annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor has it determined the effect of the standard on our financial statements and related disclosures.

Common Stock

Our common stock is quoted on NASDAQ under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of August 7, 2015, there were approximately 300 holders of record of our common stock.

On August 7, 2015, the last reported sale price of our common stock was $8.50 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2015	DISTRIBUTIONS DECLARED	HIGH	LOW
Second Quarter	$0.25	$11.01	$8.35
First Quarter	0.25	10.80	9.06
2014
Fourth Quarter	$0.24	$11.84	$9.70
Third Quarter	0.24	12.73	11.14
Second Quarter	0.24	14.23	11.58
First Quarter	0.24	14.56	13.08

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through December 31, 2014	576,143	10.21	576,143	14,120,043
January 1 through June 30, 2015	169,796	9.48	169,796	12,510,235

Total	2,326,554	9.22	2,326,554

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 2015, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2015 and were to conclude 180 days after the commencement of the purchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2015. In addition, based on our evaluation as of June 30, 2015, there have been no changes that occurred during the 2015 six months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2015, we had $360,973,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.50% at June 30, 2015, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $845,328,000 of outstanding indebtedness at a weighted average borrowing cost of 0.90%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in foreclosed properties on the consolidated balance sheet, are non-qualifying assets. As of June 30, 2015, the percentage of our total assets that were invested in non-qualifying assets were up to 27% on an unconsolidated basis and up to 29% on a consolidated basis.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of June 30, 2015, our largest investment subject to this test was our investment in Medallion Bank, representing 24% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is above its cost basis. As of June 30, 2015, our net unrealized appreciation on investments, other than in foreclosed properties, was $10,323,000 or 1.94% of our investment portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of June 30, 2015 by approximately $1,000,000 on an annualized basis, compared to a positive impact of $1,279,000 at December 31, 2014, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,131,000) at June 30, 2015, compared to ($1,634,000) at December 31, 2014. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Every city in which we originate medallion loans, and most other major cities in the US, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market could be adversely affected. For example, the New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law, since June 2013 the TLC has issued approximately 8,100 Street Hail Livery licenses, of which approximately 6,400 are active. In addition, there is uncertainty in the taxi industry associated with increased competition from ridesharing and car service apps. We do not yet know the impact that these licenses and apps will have on the taxicab industry. In the event Street Hail Livery licenses and increased competition from ridesharing and car service apps materially reduce the market for taxicab services, income from operating medallions and the value of medallions serving as collateral for our loans could decrease by a material amount. Recent TLC data through May 2015 has shown a 6.4% year over year reduction in the daily farebox totals, including tips, in New York City. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur or to what extent the impact of the Street Hail Livery licenses and ridesharing and car service apps will have on our loan to value ratios, loan delinquencies, or loan defaults.

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

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to New York City TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $220,000 to $925,000 for corporate medallions and $758,000 for individual medallions. However, for sustained periods during that time, taxicab medallions have declined in value. Since December 31, 2013, the value of New York City taxicab medallions decreased by 28% for individual medallions and 30% for corporate medallions.

We own 159 taxicab medallions that were purchased out of foreclosure. In addition, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. Since we acquired the Chicago medallions in 2003, they have appreciated in value from $50,000 to approximately $249,000. However, there has been a recent decline in the value of Chicago taxicab medallions. Since December 31, 2013, the value of Chicago taxicab medallions decreased 31%.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of June 30, 2015, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans, which in turn represented 36% of our managed net investment portfolio. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At June 30, 2015, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The one remaining loan is still outstanding. See page 43 for additional information regarding this matter.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of June 30, 2015 and December 31, 2014. Filed herewith.

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

Date: August 10, 2015

By:	/s/ Alvin Murstein

Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.