Form 10-Q
period 2015-09-30
MEDALLION FINANCIAL CORP
filed 2015-11-09
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of outstanding shares of Registrant’s Common Stock, par value $0.01, as of November 6, 2015 was 24,346,693.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 3% (9% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,621,000,000 as of September 30, 2015, and $1,497,000,000 and $1,485,000,000 as of December 31, 2014 and September 30, 2014, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $248,000,000 or $14.06 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $473,409,000 as of September 30, 2015. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2015.

Our consolidated balance sheet as of September 30, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and nine months ended September 30, 2015 and 2014 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2015 and 2014, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Dividend income from controlled subsidiaries	$5,000	$4,000	$15,889	$10,000
Interest income on investments	4,633	6,592	14,859	17,752
Interest income from affiliated investments	409	146	805	466
Medallion lease income	351	431	1,059	1,291
Interest income from controlled subsidiaries	258	195	681	563
Dividends and interest income on short-term investments	14	15	41	217

Total investment income	10,665	11,379	33,334	30,289

Total interest expense(1)	2,402	2,222	6,957	6,282

Net interest income	8,263	9,157	26,377	24,007

Total noninterest income	121	136	287	435

Salaries and benefits	2,916	2,906	9,234	8,431
Professional fees	374	70	1,153	623
Occupancy expense	221	207	669	588
Other operating expenses (2)	637	882	2,138	2,320

Total operating expenses	4,148	4,065	13,194	11,962

Net investment income before income taxes (3)	4,236	5,228	13,470	12,480
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	4,236	5,228	13,470	12,480

Net realized gains (losses) on investments(4)	353	(193)	8,576	(1,051)

Net change in unrealized appreciation (depreciation) on investments	(3,925)	(1,723)	(12,868)	20
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	6,648	3,382	13,288	9,115

Net unrealized appreciation on investments	2,723	1,659	420	9,135

Net realized/unrealized gains on investments	3,076	1,466	8,996	8,084

Net increase in net assets resulting from operations	$7,312	$6,694	$22,466	$20,564

Net increase in net assets resulting from operations per common share
Basic	$0.30	$0.27	$0.92	$0.83
Diluted	0.30	0.27	0.92	0.82

Distributions declared per share	$0.25	$0.24	$0.75	$0.72

Weighted average common shares outstanding
Basic	24,290,502	24,924,433	24,387,726	24,872,230
Diluted	24,340,913	25,118,420	24,461,390	25,107,905

(1)	Average borrowings outstanding were $365,064 and $351,838, and the related average borrowing costs were 2.61% and 2.64% for the 2015 third quarter and nine months, and were $328,731, $310,751, 2.68%, and 2.70% for the comparable 2014 periods.
(2)	See Note 7 for the components of other operating expenses.
(3)	Includes $314 and $750 of net revenues received from Medallion Bank for the three and nine months ended September 30, 2015, and $174 and $574 for the comparable 2014 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.
(4)	There were no net losses on investment securities of affiliate issuers.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except per share data)	September 30, 2015	December 31, 2014
Assets
Medallion loans, at fair value	$309,432	$311,894
Commercial loans, at fair value	48,206	55,614
Commercial loans to affiliates, at fair value	15,449	8,798
Commercial loans to controlled subsidiaries, at fair value	8,637	6,737
Investment in Medallion Bank and other controlled subsidiaries, at fair value	154,456	136,848
Equity investments, at fair value	3,950	4,521
Equity investments in affiliates, at fair value	1,485	3,189
Investment securities, at fair value	29,963	—

Net investments ($269,474 at September 30, 2015 and $250,684 at December 31, 2014 pledged as collateral under borrowing arrangements)	571,578	527,601
Cash and cash equivalents ($7,828 at September 30, 2015 and $1,900 at December 31, 2014 restricted as to use by lender)(1)	36,948	47,083
Accrued interest receivable	950	988
Fixed assets, net	189	256
Foreclosed properties(2)	37,882	47,502
Goodwill, net	5,099	5,099
Other assets, net	8,651	3,758

Total assets	$661,297	$632,287

Liabilities
Accounts payable and accrued expenses	$5,158	$6,651
Accrued interest payable	1,294	2,171
Funds borrowed	377,928	348,795

Total liabilities	384,380	357,617

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized—none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,937,158 shares at September 30, 2015 and 26,797,499 shares at December 31, 2014 issued)	269	268
Treasury stock at cost (2,590,069 shares at September 30, 2015 and 2,176,876 shares at December 31, 2014)	(23,396)	(20,184)
Capital in excess of par value	272,003	270,775
Accumulated undistributed net investment loss	(14,042)	(19,191)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	42,083	43,002

Total shareholders’ equity (net assets)	276,917	274,670

Total liabilities and shareholders’ equity	$661,297	$632,287

Number of common shares outstanding	24,347,089	24,620,623
Net asset value per share	$11.37	$11.16

(1)	See Note 2 for additional information
(2)	See Note 13 for additional information

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Net investment income after income taxes	$4,236	$5,228	$13,470	$12,480
Net realized losses on investments	353	(193)	8,576	(1,051)
Net unrealized appreciation on investments	2,723	1,659	420	9,135

Net increase in net assets resulting from operations	7,312	6,694	22,466	20,564

Investment income, net	(3,705)	(5,921)	(11,601)	(13,757)
Return of capital, net	(2,442)	(118)	(6,684)	(4,094)
Realized gains from investment transactions, net	—	—	—	—

Distributions to shareholders (1)	(6,147)	(6,039)	(18,285)	(17,851)

Stock – based compensation expense	371	382	948	1,112
Exercise of stock options	—	4	281	827
Capitalized stock issuance costs (2)	—	—	—	(117)
Treasury stock acquired	(1,602)	—	(3,212)	—

Capital share transactions	(1,231)	386	(1,983)	1,822
Other, distributions not paid on forfeited restricted stock grants	(1)	—	49	1

Total increase in net assets	(67)	1,041	2,247	4,536
Net assets at the beginning of the period	276,984	276,990	274,670	273,495

Net assets at the end of the period(3)	$276,917	$278,031	$276,917	$278,031

Capital share activity
Common stock issued, beginning of period	26,937,519	26,763,176	26,797,499	26,570,355
Exercise of stock options	—	430	30,449	92,396
Issuance (forfeiture) of restricted stock, net	(361)	(82)	109,210	100,773

Common stock issued, end of period	26,937,158	26,763,524	26,937,158	26,763,524

Treasury stock, beginning of period	(2,346,672)	(1, 600,733)	(2,176,876)	(1,600,733)
Treasury stock acquired	(243,397)	—	(413,193)	—

Treasury stock, end of period	(2,590,069)	(1,600,733)	(2,590,069)	(1,600,733)

Common stock outstanding	24,347,089	25,162,791	24,347,089	25,162,791

(1)	Distributions declared were $0.25 and $0.75 per share for the 2015 third quarter and nine months, and were $0.24 and $0.72 for the comparable 2014 periods.
(2)	Represents additional costs associated with the December 2013 equity offering applied to capital.
(3)	Includes $0 of undistributed net investment income, $0 of undistributed net realized gains on investments, and $1,163 and $9,611 of capital loss carryforwards at September 30, 2015 and 2014.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$22,466	$20,564
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	312	354
Accretion of origination fees, net	(63)	(56)
Net change in unrealized (appreciation) depreciation on investments	12,868	(20)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(13,288)	(9,115)
Net realized (gains) losses on investments	(8,576)	1,051
Stock-based compensation expense	948	1,112
(Increase) decrease in accrued interest receivable	38	(35)
(Increase) decrease in other assets, net	(5,167)	10,245
Decrease in accounts payable and accrued expenses	(1,445)	(406)
Increase (decrease) in accrued interest payable	(876)	178

Net cash provided by operating activities	7,217	23,872

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(72,535)	(94,698)
Proceeds from principal receipts, sales, and maturities of investments	41,920	83,195
Investments in Medallion Bank and other controlled subsidiaries, net	(6,583)	(9,970)
Net cash received on disposition of other controlled subsidiaries	11,969	—
Capital expenditures	(40)	(24)

Net cash used for investing activities	(25,269)	(21,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	69,443	95,980
Repayments of funds borrowed	(39,310)	(75,629)
Issuance of SBA debentures	5,500	6,500
Repayments of SBA debentures	(6,500)	(6,000)
Capitalized stock issuance costs	—	(117)
Proceeds from exercise of stock options	281	827
Purchase of treasury stock at cost	(3,212)	—
Payments of declared distributions	(18,285)	(17,851)

Net cash provided by financing activities	7,917	3,710

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,135)	6,085
Cash and cash equivalents, beginning of period	47,083	52,172

Cash and cash equivalents, end of period	$36,948	$58,257

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$7,628	$5,871
Cash paid during the period for income taxes	—	—
Non-cash investing activities – net transfer to (from) other assets	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $185,771,000 at September 30, 2015, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,152,000 at September 30, 2015, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $37,882,000 on the consolidated balance sheet at September 30, 2015, compared to $47,502,000 and $48,739,000 at December 31, 2014 and September 30, 2014, and are considered non-qualifying assets under the 1940 Act.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits, and includes $1,500,000 related to compensating balance requirements of several regional banking institutions and $7,828,000 and $1,900,000 pledged to a lender of an affiliate as of September 30, 2015 and December 31, 2014.

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

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investment securities under the 1940 Act and are recorded at fair value. As part of the fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, cash flow of the borrower, market conditions for loans (e.g., values used by other lenders and any active bid/ask market), historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, are valued similarly.

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 33% and 27% of the investment portfolio at September 30, 2015 and December 31, 2014, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $710,000 and $1,408,000 at September 30, 2015 and December 31, 2014, and non-marketable securities of $4,725,000 and $6,302,000 in the comparable periods. The $154,456,000 and $136,848,000 related to portfolio investments in controlled subsidiaries at September 30, 2015 and December 31, 2014 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. The Company’s analysis includes factors such as various regulatory restrictions that were established at

Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in the 2015 nine months. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 54% and 59% of the Company’s investment portfolio at September 30, 2015 and December 31, 2014 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 68% were in New York City at September 30, 2015 and December 31, 2014. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (13% and 14% at September 30, 2015 and December 31, 2014) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, information, professional, scientific and technical services, and various other industries. Approximately 40% of these loans are made primarily in the Midwest and 30% in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 27%, 1%, and 5%, and 26%, 1%, and 0% at September 30, 2015 and December 31, 2014.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 45% and 52% at September 30, 2015 and December 31, 2014 (74% in New York City), commercial loans were 8% and 9%, and 41% and 36% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 4% and 2% at September 30, 2015 and December 31, 2014, and equity investments (including investments in controlled subsidiaries) were 2% and 1%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2015 and December 31, 2014, net loan origination costs were $364,000 and $275,000. Net (accretion) amortization of (income) expense for the three months ended September 30, 2015 and 2014 was $2,000 and ($8,000), and was ($63,000) and ($56,000) for the comparable nine months periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2015 and December 31, 2014, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2015 and 2014.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2015, December 31, 2014, and September 30, 2014, total nonaccrual loans were $15,377,000, $11,092,000, and $11,884,000, and represented 4%, 3%, and 3% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the secured mezzanine portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $8,302,000, $8,444,000, and $9,514,000 as of September 30, 2015, December 31, 2014, and September 30, 2014, of which $491,000 and $480,000 would have been recognized in the quarters ended September 30, 2015 and 2014, and $1,236,000 and $1,408,000 would have been recognized in the comparable nine months. The reduction in nonaccrual interest foregone and principal balances reflects the repayment of or the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $415,938,000 and $438,455,000 at September 30, 2015 and December 31, 2014, and included $391,903,000 and $410,915,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of September 30, 2015 and December 31, 2014. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $42,083,000, $43,002,000, and $35,200,000 as of September 30, 2015, December 31, 2014, and September 30, 2014. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. The Company’s analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in the 2015 nine months. See Note 3 for the presentation of financial information for Medallion Bank.

The following tables set forth the changes in the Company’s unrealized appreciation (depreciation) on investments for the 2015 and 2014 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	1,087	(244)	(3,439)	(2,596)
Depreciation on investments	(159)	514	(76)	19	—	298
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	—	—	(4,809)
Losses on investments	—	—	—	—	—	—

Balance March 31, 2015	(159)	(2,435)	1,900	1,383	35,206	35,895
Net change in unrealized
Appreciation on investments	—	—	10,600	(158)	(4,612)	5,830
Depreciation on investments	(324)	(68)	—	(518)	(56)	(966)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	102	—	—	—	102

Balance June 30, 2015	(483)	(2,401)	12,500	707	30,538	40,861
Net change in unrealized
Appreciation on investments	—	—	5,660	(314)	(1,570)	3,776
Depreciation on investments	(2,367)	(377)		4	(12)	(2,752)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—		—	—	—
Losses on investments	130	68		—	—	198
Other (1)	—	—	(967)	967	—	—

Balance September 30, 2015	($2,720)	($2,710)	$17,193	$1,364	$28,956	$42,083

(1)	Reclassification of Medallion Motorsports from equity investments to controlled subsidiaries.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2013	$—	($6,992)	$814	$381	$40,404	$34,607
Net change in unrealized
Appreciation on investments	—	—	(90)	100	—	10
Depreciation on investments	—	74	—	195	381	650
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	312	—	—	—	312

Balance March 31, 2014	—	(6,606)	724	676	40,785	35,579
Net change in unrealized
Appreciation on investments	—	—	12	640	(951)	(299)
Depreciation on investments	—	(394)	—	(62)	761	305
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	13	—	674	—	687

Balance June 30, 2014	—	(6,987)	736	1,928	40,595	36,272
Net change in unrealized
Appreciation on investments	—	—	650	(495)	(713)	(558)
Depreciation on investments	—	(1,173)	—	559	—	(614)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	100	—	—	—	100

Balance September 30, 2014	$—	($8,060)	$1,386	$1,992	$39,882	$35,200

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($313)	($495)	($639)	$244
Unrealized depreciation	(2,228)	(614)	(2,840)	(800)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	6,648	3,382	18,097	9,115
Realized gains	—	—	(4,809)	—
Realized losses	198	99	300	1,099
Net unrealized gains (losses) on foreclosed properties and other assets	(1,582)	(713)	(9,689)	(523)

Total	$2,723	$1,659	$420	$9,135

Net realized gains (losses) on investments
Realized gains	$—	$—	$4,809	$—
Realized losses	(198)	(99)	(300)	(1,099)
Other gains	615	—	4,198	49
Direct recoveries (chargeoffs)	(64)	(94)	(131)	(1)
Realized losses on foreclosed properties and other assets	—	—	—	—

Total	$353	($193)	$8,576	($1,051)

The following table provides additional information on attributes of the nonperforming loan portfolio as of September 30, 2015, December 31, 2014, and September 30, 2014.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
September 30, 2015
Medallion(3)	$6,414	$6,442	$6,428
Commercial(3)	8,963	15,665	9,223
December 31, 2014
Medallion(3)	—	—	—
Commercial (3)	11,106	17,953	11,224
September 30, 2014
Medallion(3)	—	—	—
Commercial(3)	11,256	19,216	11,500

(1)	As of September 30, 2015, December 31, 2014, and September 30, 2014, $5,291, $2,898, and $7,434 of unrealized depreciation had been recorded as a valuation allowance on these loans.
(2)	Interest income of $3 and $122 was recognized in the three and nine months ended September 30, 2015, compared to $9 and $20 for the comparable 2014 periods on these loans.
(3)	Included in the unpaid principal balance is unearned paid in-kind interest on nonaccrual loans of $6,729, $7,180, and $7,960 which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10 as of September 30, 2015, December 31, 2014, and September 30, 2014.

The following tables show the aging of medallion and commercial loans as of September 30, 2015 and December 31, 2014.

September 30, 2015	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31–60	61–90	91 +	Total	Current	Total
Medallion loans	$15,270	$4,269	$5,539	$25,078	$286,643	$311,721	$—

Commercial loans
Secured mezzanine	—	—	1,390	1,390	56,130	57,520	—
Asset-based receivable	—	—	—	—	3,689	3,689	—
Other secured commercial	95	360	1,302	1,757	12,104	13,861	—

Total commercial loans	95	360	2,692	3,147	71,923	75,070	—

Total	$15,365	$4,629	$8,231	$28,225	$358,566	$386,791	$—

December 31, 2014	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31–60	61–90	91 +	Total	Current	Total
Medallion loans	$4,279	$2,463	$—	$6,742	$304,777	$311,519	$—

Commercial loans
Secured mezzanine	—	—	1,391	1,391	53,668	55,059	—
Asset-based receivable	—	—	303	303	3,330	3,633	—
Other secured commercial	263	390	—	653	14,853	15,506	—

Total commercial loans	263	390	1,694	2,347	71,851	74,198	—

Total	$4,542	$2,853	$1,694	$9,089	$376,628	$385,717	$

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. In March 2015, the Company and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on the Company’s and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Company and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At September 30, 2015, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of September 30, 2015.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(236)	(4,425)	(4,661)

Net other receivables	354	6,637	6,991
Total net outstanding	354	6,637	6,991

Income foregone in 2015	16	24	40
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended September 30, 2015.

Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment
Medallion loans	3	$875	$875	—	$—

Commercial loans
Secured mezzanine	—	—	—	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	—	—	—	—	—

Total	3	$875	$875	—	$—

The following table shows troubled debt restructurings which the Company entered into during the nine months ended September 30, 2015.

Troubled Debt Restructuring that Subsequently Defaulted
(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment
Medallion loans	21	$11,519	$13,042	1	$2,139

Commercial loans
Secured mezzanine	—	—	—	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	—	—	—	—	—

Total	21	$11,519	$13,042	1	$2,139

The Company did not enter into any troubled debt restructurings during the quarter and nine months ended September 30, 2014.

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of September 30, 2015 and December 31, 2014, and that impairment testing of goodwill is not required. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of September 30, 2015. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $32,000 and $40,000 for the quarters ended September 30, 2015 and 2014, and was $107,000 and $122,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $70,000 and $72,000 for the quarters ended September 30, 2015 and 2014, and was $205,000 and $232,000 for the comparable nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $1,825,000, $1,815,000, and $1,734,000 as of September 30, 2015, December 31, 2014, and September 30, 2014.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2014 and 2013, and anticipates qualifying and filing as a RIC for 2015. As a result, no provisions for income taxes have been recorded for the three and nine months ended September 30, 2015 and 2014. State and local tax treatment follows the federal model.

The Company has filed tax returns in many states. Federal, New York State, and New York City tax filings of the Company for the tax years 2012 through the present are the more significant filings that are open for examination.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net increase in net assets resulting from operations available to common shareholders	$7,312	$6,694	$22,466	$20,564

Weighted average common shares outstanding applicable to basic EPS	24,290,502	24,924,433	24,387,726	24,872,230
Effect of dilutive stock options	619	71,355	13,684	114,008
Effect of restricted stock grants	49,792	122,632	59,980	121,667

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,340,913	25,118,420	24,461,390	25,107,905

Basic earnings per share	$0.30	$0.27	$0.92	$0.83
Diluted earnings per share	0.30	0.27	0.92	0.82

Potentially dilutive common shares excluded from the above calculations aggregated 198,000 and 99,000 shares as of September 30, 2015 and 2014.

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

During the nine months ended September 30, 2015 and 2014, the Company issued 162,576 and 101,113 restricted shares of stock-based compensation awards, and 27,000 and 18,000 shares of other stock-based compensation awards, and recognized $371,000 and $948,000, or $0.01 and $0.04 per diluted common share for the 2015 third quarter and nine months, and $382,000 and $1,112,000, or $0.02 and $0.04 per share in the comparable 2014 periods, of non-cash stock-based compensation expense related to the grants. As of September 30, 2015, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,486,000, which is expected to be recognized over the next eleven quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $170,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2018. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $49,000 and $81,000 for the three and nine months ended September 30, 2015, and $43,000 and $57,000 for the comparable 2014 periods, and all are carried at $0 on the balance sheet at September 30, 2015.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Statement of comprehensive income
Investment income	$23,812	$20,661	$66,287	$56,342
Interest expense	2,413	1,903	6,574	4,977

Net interest income	21,399	18,758	59,713	51,365
Noninterest income	77	91	223	278
Operating expenses	5,714	5,012	16,103	14,449

Net investment income before income taxes	15,762	13,837	43,833	37,194
Income tax provision	(4,692)	(4,840)	(14,357)	(11,981)

Net investment income after income taxes	11,070	8,997	29,476	25,213
Net realized/unrealized losses of Medallion Bank	(4,114)	(2,250)	(11,790)	(5,898)

Net increase in net assets resulting from operations of Medallion Bank	6,956	6,747	17,686	19,315
Unrealized depreciation on Medallion Bank (1)	(166)	(4,066)	302	(10,197)
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	(142)	701	(4,700)	(3)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$6,648	$3,382	$13,288	$9,115

(1)	Unrealized appreciation (depreciation) on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury and, in 2015, the fair market value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	2015	2014
Loans	$983,974	$881,075
Investment securities, at fair value	35,023	27,900

Net investments (1)	1,018,997	908,975
Cash	30,230	30,372
Other assets, net	26,330	24,696
Due from affiliates	—	—

Total assets	$1,075,557	$964,043

Other liabilities	$11,579	$2,730
Due to affiliates	1,547	3,032
Deposits and other borrowings, including accrued interest payable	903,499	808,837

Total liabilities	916,625	814,599
Medallion Bank equity (2)	158,932	149,444

Total liabilities and equity	$1,075,557	$964,043

Investment in other controlled subsidiaries	$6,001	$11,821
Total investment in Medallion Bank and other controlled subsidiaries (3)	$154,456	136,848

(1)	Included in Medallion Bank’s net investments is $6 and $15 for purchased loan premium at September 30, 2015 and December 31, 2014.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(3)	Includes $15,500 and $0 of unrealized appreciation on Medallion Bank, in excess of Medallion Bank’s book value as of September 30, 2015 and December 31, 2014.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At September 30, 2015 and December 31, 2014, the net premium on investment securities totaled $328,000 and $272,000, and $19,000 and $58,000 was amortized into interest income for the quarter and nine months ended September 30, 2015, and $18,000 and $49,000 was amortized in the comparable 2014 periods.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2015 and December 31, 2014, net loan origination costs were $11,513,000 and $9,937,000. Net amortization expense for the quarter and nine months ended September 30, 2015 was $871,000 and $2,505,000, and was $844,000 and $2,398,000 for the comparable 2014 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At September 30, 2015, $2,669,000 or less than 1% of consumer loans, 5,889,000 or 2% of medallion loans, and no commercial loans were on nonaccrual, compared to $2,536,000 or 1% of consumer loans, $1,351,000 or 3% of commercial loans, and no medallion loans on nonaccrual at December 31, 2014, and $2,521,000 or 1% of consumer loans, $1,351,000 or 3% of commercial loans, and no medallion loans were on nonaccrual at September 30, 2014. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $67,000, $90,000, and $72,000 as of September 30, 2015, December 31, 2014, and September 30, 2014. See also the paragraph and table on page 43 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee depending on the maturity of the deposit, which averages less than 0.20%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at September 30, 2015 and December 31, 2014 was $2,122,000 and $2,205,000, and $338,000 and $972,000 was amortized to interest expense during the quarter and nine months ended September 30, 2015, and $338,000 and $972,000 was amortized in the comparable 2014 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending September 30,						September 30,	December 31,	Interest
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	2015	2014	Rate (1)
Deposits and other borrowings	$369,456	$259,669	$183,546	$81,371	$8,087	$—	$902,129	$807,940	0.98%

(1)	Weighted average contractual rate as of September 30, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $7,000,000 in 2015 and $10,000,000 in 2014. Separately, Medallion Bank declared dividends to the Company of $5,000,000 and $15,000,000 in the 2015 third quarter and nine months, and $4,000,000 and $10,000,000 in the comparable 2014 periods.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of September 30, 2015 and December 31, 2014, compared to required regulatory minimum capital ratios and the ratios required to be considered well capitalized. As of September 30, 2015, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	September 30, 2015	December 31, 2014
Common equity tier 1 capital (1)	—	—	$131,500	NA
Tier 1 capital	—	—	157,803	$148,510
Total capital	—	—	171,099	160,220
Average assets	—	—	1,036,107	961,944
Risk-weighted assets	—	—	1,055,430	930,737
Common equity tier 1 capital ratio (1)	5%	7%	12.5%	NA
Leverage ratio (2)	4	5	15.2	15.5%
Tier 1 capital ratio (3)	6	8	15.0	16.0
Total capital ratio (3)	8	10	16.2	17.2

(1)	Not required until 2015.
(2)	Calculated by dividing Tier 1 capital by average assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending September 30,						September 30,	December 31,	Interest
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	2015	2014	Rate (1)
Notes payable to banks	$100,733	$27,045	$4	$—	$—	$—	$127,782	$124,516	2.51%
Revolving lines of credit	—	122,618	—	—	—	—	122,618	122,794	1.89%
SBA debentures	—	—	—	3,000	—	64,485	67,485	68,485	3.73%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.46%
Margin loan	27,043	—	—	—	—	—	27,043	—	1.23%

Total	$127,776	$149,663	$4	$3,000	$—	$97,485	$377,928	$348,795	2.43%

(1)	Weighted average contractual rate as of September 30, 2015.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and the line reduced to $150,000,000, and of which $122,618,000 was outstanding at September 30, 2015. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 0.19% at September 30, 2015) plus 1.65%, and previously was the lesser of a pooled short-term commercial paper rate, plus 0.95%.

(B) SBA DEBENTURES

In April 2015, the SBA approved $5,500,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In September 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. In September 2010, the SBA approved a $5,000,000 commitment for MCI to issue additional debentures during a four year period upon payment of a 1% fee. The SBA also approved a $7,485,000 commitment for FSVC to issue additional debentures during a four year period upon payment of a 1% fee, for the purpose of repaying $7,485,000 of debentures which matured in September 2011, which were issued on March 1, 2011 and used to prepay the September 2011 maturing debentures. In September 2006, the SBA approved a $6,000,000 commitment for FSVC to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $2,000,000 of additional capital. In March 2006, the SBA approved a $13,500,000 commitment for MCI to issue additional debentures to the SBA during a four year period upon payment of a 1% fee and the infusion of $6,750,000 of additional capital. In November 2003, the SBA approved an $8,000,000 commitment for FSVC, and during 2001, the SBA approved $36,000,000 each in commitments for FSVC and MCI. As of September 30, 2015, $155,485,000 of commitments had been fully utilized, there were no commitments available, and $67,485,000 was outstanding.

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

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of September 30, 2015.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at September 30, 2015	Monthly Payment	Average Interest Rate at September 30, 2015	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	3/16 - 7/16	Revolving line of credit secured by pledged loans	$102,200	(2)	$99,800	Interest only	2.34% (includes unused fee)	Various	(2)
Medallion Chicago	3/28	11/11 - 12/11	12/16	Term loans secured by owned Chicago medallions(3)	25,708		23,673	$121 principal & interest	3.12%	N/A
The Company	1/1	1/11	11/16	Participated loans treated as financings	3,915		3,908	Proportionate to the payments received on the participated loans	2.50%	N/A
FSVC	3/3	2/12 - 4/14	11/15 - 2/18	Participated loans treated as financings	256		250	Proportionate to the payments received on the participated loans	7.21%	N/A
MFC	2/3	2/13 - 3/13	2/16 - 3/16	Participated loans treated as financings	160		151	Proportionate to the payments received on the participated loans	9.79%	N/A
MFC	1/1	1/05	5/16	Revolving line of credit secured by pledged loans	8,000		—	Interest only	—	Prime + 0.50%

					$140,239		$127,782

(1)	At September 30, 2015, 30 day LIBOR was 0.19%, 360 day LIBOR was 0.85%, and the prime rate was 3.25%.
(2)	$52,200 of these lines can also be used by MFC ($0 which is available) of which $24,700 of such usage would be guaranteed by the Company. Interest rates on these lines range from LIBOR plus 2% to LIBOR + 2.125%, and all contain prime rate options from prime minus 0.25% to prime, and one note has a floor, and two notes have an unused fee.
(3)	$14,595 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.33% at September 30, 2015) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At September 30, 2015, $33,000,000 was outstanding on the preferred securities.

(E) MARGIN LOAN

In June 2015, the Company entered into a margin loan agreement with Morgan Stanley. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is initially available at 90% of the current fair market value of the securities. The margin loan bears interest at 30-day LIBOR (0.19% at September 30, 2015) plus 1.00%. As of September 30, 2015, $27,043,000 had been drawn down under this margin loan.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At September 30, 2015, 150,708 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. No additional shares are available for issuance under the Employee Restricted Stock Plan. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock are issuable under the Employee Restricted Stock Plan, and as of September 30, 2015, none of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock are issuable under the Amended Director Plan, and as of September 30, 2015, 37,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At September 30, 2015, 446,254 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 386,254 options were exercisable, and there were 255,165 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $0.90 and $1.71 for the nine months ended September 30, 2015 and 2014. The following assumption categories are used to determine the value of any option grants.

	Nine Months Ended September 30,
	2015	2014
Risk free interest rate	1.87%	1.84%
Expected dividend yield	8.90%	6.98%
Expected life of option in years (1)	6.00	6.00
Expected volatility (2)	30.00%	30.00%

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the Amended Director Plan for the 2015 quarters and the 2014 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2013	578,217	$7.17-13.84	$9.85
Granted	32,000	11.42-13.53	12.61
Cancelled	(50,000)	8.51	8.51
Exercised (1)	(98,396)	7.17-11.21	8.96

Outstanding at December 31, 2014	461,821	7.49-13.84	10.38
Granted	—	—	—
Cancelled	(2,934)	9.22-13.06	10.64
Exercised (1)	(30,449)	9.22	9.22

Outstanding at March 31, 2015	428,438	7.49-13.84	10.46
Granted	27,000	9.38	9.38
Cancelled	(9,184)	11.21	11.21
Exercised (1)	—	—	—

Outstanding at June 30, 2015	446,254	7.49-13.84	10.38
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	—	—	—

Outstanding at September 30, 2015 (2)	446,254	$7.49-13.84	$10.38

Options exercisable at September 30, 2015 (2)	386,254	$7.49-13.84	$10.25

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and $33,000 for the 2015 third quarter and nine months, and was $1,000 and $452,000 for the comparable 2014 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2015 and the related exercise price of the underlying options, was $1,000 for outstanding options and $1,000 for exercisable options as of September 30, 2015. The remaining contractual life was 3.36 years for outstanding options and 2.47 years for exercisable options at September 30, 2015.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the 2015 quarters and the 2014 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2013	234,268	$7.99-15.61	$10.72
Granted	129,126	10.08-13.46	12.82
Cancelled	(378)	11.08-15.16	12.65
Vested (1)	(153,651)	7.99-15.61	10.11

Outstanding at December 31, 2014	209,365	10.08-15.61	12.47
Granted	155,118	9.92	9.91
Cancelled	(20,455)	9.92-15.61	11.33
Vested (1)	(63,411)	11.08-13.46	12.35

Outstanding at March 31, 2015	280,617	9.92-15.61	11.18
Granted	7,458	9.08	9.08
Cancelled	(32,549)	9.92-15.61	11.05
Vested (1)	—	—	—

Outstanding at June 30, 2015	255,526	9.08-15.61	11.13
Granted	—	—	—
Cancelled	(361)	10.08-15.61	11.53
Vested (1)	—	—	—

Outstanding at September 30, 2015 (2)	255,165	$9.08-15.61	$11.13

(1)	The aggregate fair value of the restricted stock vested was $0 and $624,000 for the 2015 third quarter and nine months, and was $0 and $1,397,000 for the comparable 2014 periods.
(2)	The aggregate fair value of the restricted stock was $1,934,000 as of September 30, 2015. The remaining vesting period was 1.83 years at September 30, 2015.

The following table presents the activity for the unvested options outstanding under the plans for the 2015 quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2014	45,000	$11.42-13.84	$12.93
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2015	45,000	11.42-13.84	12.93
Granted	27,000	9.38	9.38
Cancelled	—	—	—
Vested	(12,000)	13.53-13.84	13.69

Outstanding at June 30, 2015	60,000	9.38-13.84	11.18
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at September 30, 2015	60,000	$9.38-13.84	$11.18

The intrinsic value of the options vested was $0 for the 2015 third quarter and nine months.

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Prepayment fees	$59	$69	$65	$120
Servicing fees	24	40	44	129
Late charges	10	12	40	28
Management fees	—	—	75	75
Other	28	15	63	83

Total noninterest income	$121	$136	$287	$435

Prepayment fees decreased in 2015 compared to 2014, reflecting a slowdown in prepayment activity. The decreases in servicing fees in 2015 reflected the fluctuations in the servicing and loan origination activities performed for Medallion Bank.

The major components of other operating expenses were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Travel, meals, and entertainment	$205	$202	$686	$663
Directors’ fees	116	108	332	317
Miscellaneous taxes	102	115	185	197
Computer expense	64	95	268	187
Office expense	44	47	164	172
Insurance	44	45	126	158
Depreciation and amortization	32	40	107	122
Printing and stationery	27	24	124	78
Other expenses	3	206	146	426

Total other operating expenses	$637	$882	$2,138	$2,320

Computer expense increased in the 2015 nine months due to upgrades of desktop hardware, a storage area network, and network redundancy equipment in the data centers. Printing and stationery expense increased during 2015 due to higher costs related to the preparation, transmission, and printing of SEC filings. Other operating expenses were lower in the third quarter and nine months reflecting expense reduction efforts and reversals of accrued liabilities, as well as higher expense reimbursements from Medallion Bank.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Net share data
Net asset value at the beginning of the period	$11.26	$11.01	$11.16	$10.95
Net investment income	0.17	0.21	0.55	0.50
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.02	(0.01)	0.35	(0.04)
Net change in unrealized appreciation on investments	0.11	0.07	0.02	0.36

Net increase in net assets resulting from operations	0.30	0.27	0.92	0.82
Issuance of common stock	0.01	0.02	(0.02)	(0.01)
Repurchase of common stock	0.04	—	0.06	—
Distributions of net investment income	(0.15)	(0.24)	(0.47)	(0.55)
Distributions of net realized gains on investments	—	—	—	—
Return of capital	(0.10)	0.00	(0.27)	(0.16)

Total distributions	(0.25)	(0.24)	(0.74)	(0.71)
Other	0.01	(0.01)	(0.01)	—

Total increase in net asset value	0.11	0.04	0.21	0.10

Net asset value at the end of the period (1)	$11.37	$11.05	$11.37	$11.05

Per share market value at beginning of period	$8.35	$12.46	$10.01	$14.35
Per share market value at end of period	7.58	11.66	7.58	11.66
Total return (2)	(25%)	(18)%	(24%)	(19%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$276,917	$278,031	$276,917	$278,031
Average net assets	$276,889	$277,265	$276,650	$276,068
Total expense ratio (3) (4)	9.39%	9.00%	9.74%	8.84%
Operating expenses to average net assets (4)	5.94	5.82	6.38	5.79
Net investment income after income taxes to average net assets(4)	6.07	7.48	6.51	6.04

(1)	Includes $0.00 of undistributed net investment income per share and $0.00 of undistributed net realized gains per share as of September 30, 2015 and 2014.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,458 and $1,541, and operating expenses of $1,421 and $1,459, which formerly were the Company’s were now MSC’s for the three months ended September 30, 2015 and 2014, and were $4,216 and $4,435 of servicing fee income, and $4,634 and $4,354 of operating expenses for the comparable nine months. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 11%, 7.98%, and 6.12% in the 2015 quarter, 11%, 7.90%, and 7.60% in the 2014 quarter, 12%, 8.62%, and 6.31% in the 2015 nine months, and 11%, 7.90%, and 6.08% in the 2014 nine months.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2015, the FASB issued Accounting Standards Update (ASU) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The amendments in ASU 2015-16 are to be applied prospectively upon adoption. The Company has adopted the provisions of ASU 2015-16, which has not had an impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” ASU 2015-15 adds SEC paragraphs whereby the SEC staff addresses the absence of guidance under ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30),” for costs related to line-of-credit arrangements. The SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe this update will have a material impact on its financial condition.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Additionally, the amendment removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient, limiting those disclosures to investments for which the entity has elected to measure the fair value using that practical expedient. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe this update will have a material impact on its disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 updates consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures in an attempt to simplify consolidation accounting. The update eliminates the presumption that a general partner should consolidate a limited partnership, it modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. The update is effective for fiscal years beginning after December 15, 2015. The Company does not believe adoption of the new standard will have a material impact on its financial condition or results of operations.

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

A member of the Board of Directors of the Company from 1996 through 2014 was also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $23,000 and $19,000 for the 2015 and 2014 third quarters, and were $117,000 and $119,000 for the comparable nine months.

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

At September 30, 2015, December 31, 2014, and September 30, 2014, MSC serviced $391,903,000, $410,915,000, and $428,931,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,458,000 and $4,216,000 of servicing fee income was earned by MSC in the 2015 third quarter and nine months, and $1,541,000 and $4,435,000 was earned in the comparable 2014 periods.

The following table summarizes the net revenues received from Medallion Bank.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Reimbursement of operating expenses	$257	$111	$616	$341
Loan origination fees	56	59	126	222
Servicing fees	1	4	7	11

Total other income	$314	$174	$749	$574

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

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2015 and December 31, 2014, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$571,578	$571,578	$527,601	$527,601
Cash (1)	36,948	36,948	47,083	47,083
Accrued interest receivable (2)	950	950	988	988
Financial liabilities
Funds borrowed (2)	377,928	377,928	348,795	348,795
Accrued interest payable (2)	1,294	1,294	2,171	2,171

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

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

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and on an annual basis, the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In 2015 the Company became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their carrying amount. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in the 2015 nine months. See Note 3 for additional information about Medallion Bank.

Investments in controlled subsidiaries, other than Medallion Bank, equity investments, and foreclosed properties are valued similarly, while also considering available current market data, including relevant and applicable market trading and transaction comparables, the nature and realizable value of any collateral, applicable interest rates and market yields, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, and borrower financial analysis, among other factors. As a result of this valuation process, the Company uses the actual results of operations of the controlled subsidiaries as the best estimate of changes in fair value, in most cases, and records the results as a component of unrealized appreciation (depreciation) on investments. For the balance of controlled subsidiary investments, equity, and foreclosed properties positions, the result of the analysis results in changes to the value of the position if there is clear evidence that it’s value has either decreased or increased in light of the specific facts considered for each investment. The valuation is highly sensitive to changes in the assumptions used. To the extent that any assumption in the analysis changes significantly from one period to another, that change could result in a significantly lower or higher fair market value measurement. For example, if an investee’s valuation was determined primarily on the cash flow generated from their business, then if that cash flow deteriorated significantly from a prior period valuation, that could have a material impact on the valuation in the current period.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2015 Assets
Medallion loans	$—	$—	$309,432	$309,432
Commercial loans	—	—	72,292	72,292
Investment in Medallion Bank and other controlled subsidiaries	—	—	154,456	154,456
Equity investments	199	—	5,236	5,435
Investment securities	29,963	—	—	29,963
Foreclosed properties	—	—	37,882	37,882
Other assets	—	—	354	354

2014 Assets
Medallion loans	$—	$—	$311,894	$311,894
Commercial loans	—	—	71,149	71,149
Investment in Medallion Bank and other controlled subsidiaries	—	—	136,848	136,848
Equity investments	178	—	7,532	7,710
Foreclosed properties	—	47,502	—	47,502
Other assets	—	—	392	392

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

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters and nine months ended September 30, 2015 and 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Foreclosed Properties	Other Assets
June 30, 2015	$309,482	$75,292	$141,132	$7,105	$0	$336
Gains (losses) included in earnings	(2,382)	(373)	11,648	814	(1,570)	(12)
Purchases, investments, and issuances	13,991	1,630	5,100	50	—	—
Sales, maturities, settlements, and distributions	(11,659)	(4,227)	(5,036)	(1,122)	—	—
Transfers, in (out)	—	(30)	1,612	(1,612)	39,452	30

September 30, 2015	$309,432	$72,292	$154,456	$5,235	$37,882	$354

Amounts related to held assets(1)	($2,367)	($378)	$11,648	($313)	$(1,570)	($12)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Foreclosed Properties	Other Assets
December 31, 2014	$311,894	$71,149	$136,848	$7,532	$0	$392
Gains (losses) included in earnings	(2,865)	6	36,843	129	(1,570)	(68)
Purchases, investments, and issuances	25,912	15,860	8,839	812	—	—
Sales, maturities, settlements, and distributions	(25,509)	(14,693)	(29,686)	(1,626)	—	—
Transfers, in (out)	—	(30)	1,612	(1,612)	39,452	30

September 30, 2015	$309,432	$72,292	$154,456	$5,235	$37,882	$354

Amounts related to held assets(1)	($2,850)	$69	$33,613	($719)	$(1,570)	($68)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
June 30, 2014	$318,277	$58,702	$123,456	$7,002	$392
Gains (losses) included in earnings	—	(1,266)	7,382	62	—
Purchases, investments, and issuances	21,180	9,395	750	550	—
Sales, maturities, settlements, and distributions	(35,955)	(2,575)	(3,880)	—	—
Transfers, in (out)	—	—	—	—	—

September 30, 2014	$303,502	$64,256	$127,708	$7,614	$392

Amounts related to held assets(1)	$—	($1,073)	$7,382	$62	$—

(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2013	$297,861	$60,168	$108,623	$6,225	$392
Gains (losses) included in earnings	—	(1,494)	19,115	1,128	—
Purchases, investments, and issuances	81,586	12,562	11,982	550	—
Sales, maturities, settlements, and distributions	(75,945)	(6,980)	(12,012)	(289)	—
Transfers, in (out)	—	—	—	—	—

September 30, 2014	$303,502	$64,256	$127,708	$7,614	$392

Amounts related to held assets(1)	$—	($1,456)	$19,115	$1,078	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2014.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2015 and December 31, 2014 were as follows.

(Dollars in thousands)	Fair Value at 9/30/15	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$309,432	Precedent market transactions	Adequacy of collateral (loan to value)	2% - 148% (78%)

Commercial Loans – Asset-Based	3,633	Borrower collateral analysis	Adequacy of collateral (loan to value)	1% - 80% (50%)

Commercial Loans – Mezzanine and Other	68,659	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A

			Portfolio yields	3% - 19.00% (12.68%)
		Third party valuation using a weighting of the three methods utilized	Comparable Transactions Analysis Control Premium Analysis Discount rate in Cash Flow Analysis	(11.7% premium to book value) (33%) (20%)
Investment in Medallion Bank	148,455	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
			Premium on portfolio asset	(1.58% premium recorded)
Investment in Other Controlled Subsidiaries	3,718	Investee book value and equity pickup, adjusted for asset appreciation	Financial condition and operating performance of the investee
			Third party valuation/offer to purchase assets	N/A
	1,183	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A
	1,100	Investee financial analysis	Financial condition and operating performance	N/A

Equity Investments	1,957	Investee book value	Valuation indicated by investee filings	N/A
	511	Market comparables	Discount for lack of marketability	10% (10%)
	2,768	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Foreclosed Properties	37,882	Precedent market transaction	Sales prices of Chicago medallions	None
		Investee financial analysis	Financial condition and operating performance of the investee	N/A
			Discount due to lack of sales activity in the market place	4%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(Dollars in thousands)	Fair Value at 12/31/14	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$311,894	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 111% (60%)

Commercial Loans – Asset-Based	3,467	Borrower collateral analysis	Adequacy of collateral (loan to value)	2% - 80% (52%)

Commercial Loans – Mezzanine and Other	67,682	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A

			Portfolio yields	3% - 17.00% (12.22%)
Investment in Medallion Bank	125,027	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Investment in Other Controlled Subsidiaries	9,463	Market comparables	Valuation indicated by private company offers	N/A
	2,358	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A
Equity Investments	2,599	Investee book value	Valuation indicated by investee filings	N/A

	1,230	Market comparables	Discount for lack of marketability	10% (10%)
	3,703	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Other Assets	392	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(1)	As of December 31, 2014, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(13) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of September 30, 2015 and December 31, 2014.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 9/30/15		Value as of 12/31/14
City of Chicago Taxicab Medallions	154	(1)	$8,411	$36,806	(2)	$46,154	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	1,076	(3)	1,348	(3)

Total Foreclosed Properties			$8,689	$37,882		$47,502

(1)	Investment is not readily marketable, is considered income producing, is not subject to option and is a non-qualifying asset under the 1940 Act.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes is $34,100, $0, and $34,100 as of September 30, 2015, and was $43,027, $0, and $43,027 as of December 31, 2014. The aggregate cost for Federal income tax purposes was $2,706 at September 30, 2015 and $3,127 at December 31, 2014.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $985, $0, and $985 as of September 30, 2015, and was $1,244, $0, and $1,244 as of December 31, 2014. The aggregate cost for Federal income tax purposes was $89 at September 30, 2015 and $103 at December 31, 2014.

(14) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

On October 27, 2015, the Company’s board of directors declared a $0.25 per share common stock distribution, payable on November 20, 2015 to shareholders of record on November 13, 2015.

In October 2015, MCI accepted a $10,000,000 commitment from the SBA to purchase debentures until September 30, 2020 upon payment of a 1% fee, which was paid, and upon the infusion of $5,000,000 of capital from the Company.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					383	77%	3.66%	$16,456	$212,791	$212,924
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,546	$2,546
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$1,041	$1,041
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350
	Sean Cab Corp ##	Term Loan	12/09/11	12/08/15	1	1%	3.60%		$3,400	$3,397
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$625	$625
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,061	$2,060
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,780	$1,784
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,766	$1,767
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,766	$1,767
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,765	$1,766
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,764	$1,765
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$417	$417
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140
	Hamilton Transit LLC ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,514	$1,518
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,514	$1,515
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,514	$1,515
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,514	$1,515
	Christian Cab Corp	Term Loan	11/27/12	11/27/15	1	1%	4.00%		$1,490	$1,490
	Nancy Transit Inc ## &	Term Loan	03/11/13	03/11/16	1	1%	3.50%		$1,478	$1,477
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,477	$1,476
	Lety Cab Corp ##	Term Loan	10/21/10	10/20/15	1	1%	3.13%		$1,467	$1,466
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,456	$1,455
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,431	$1,432
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,431	$1,431
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395
Various New York && ##	2.75% to 10.00%	Term Loan	03/23/01 to 09/29/15	09/16/15 to 09/10/23	352	61%	3.74%	$16,456	$168,749	$168,874
Chicago					112	14%	5.07%	$2,256	$39,615	$39,693
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	02/24/18	1	1%	5.00%		$1,534	$1,533
Various Chicago && ##	3.75% to 12.00%	Term Loan	01/22/10 to 07/22/15	10/19/15 to 12/08/19	111	14%	5.07%	$2,256	$38,081	$38,160
Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 07/17/15	09/19/15 to 05/14/25	115	9%	5.26%	$1,371	$24,854	$24,931
Boston					57	10%	4.62%	$3,268	$26,758	$26,460
	Chiso Trans Inc &	Term Loan	11/26/13	11/07/16	1	*	4.25%		$819	$820
	Chiso Trans Inc &	Term Loan	04/20/12	04/20/18	1	*	5.50%		$582	$582
Various Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 09/29/15	09/27/15 to 04/14/19	55	9%	4.61%	$3,268	$25,357	$25,058
Cambridge && ##	4.00% to 5.50%	Term Loan	05/06/11 to 03/25/15	11/09/15 to 01/26/20	14	2%	4.65%	$2,140	$6,634	$4,353
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 07/30/15	07/01/15 to 09/01/23	11	0%	7.27%	$320	$1,069	$1,071

Total medallion loans ($236,985 pledged as collateral under borrowing arrangements)					692	112%	4.08%	$25,811	$311,721	$309,432

Commercial Loans

Secured mezzanine (26% Minnesota, 9% Ohio, 8% North Carolina, 6% New York, 6% Oklahoma, 6% Massachusetts, 5% Rhode Island, 5% Wisconsin, 5% Michigan, 5% Pennsylvania, 5% Illinois, 4% Deleware, 4% Texas and 6% all other states) (2)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Cost (4)	Fair Value
Manufacturing (56% of the total)	Tech Cast Holdings, LLC (interest rate includes PIK interest of 3%)	Term Loan	12/12/14	12/12/19	1	1%	15.00%		$2,690	$2,659
	EGC Operating Company, LLC (interest rate includes PIK interest of 2%)	Term Loan	09/30/14	09/30/19	1	1%	15.00%		$2,930	$2,939
	AA Plush Holdings, LLC (interest rate includes PIK interest of 2%)	Term Loan	08/15/14	08/15/19	1	1%	14.00%		$3,069	$3,059
	(capitalized interest of $69 per footnote 2)
	MicroGroup, Inc. (interest rate includes PIK interest of 2%)	Term Loan	06/29/15	06/29/20	1	1%	14.00%	$3,200	$3,217	$3,217
	(capitalized interest of $16 per footnote 2)
+	Respiratory Technologies, Inc.	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,503
	American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 7%)	Term Loan	07/03/13	01/03/18	1	1%	19.00%		$1,547	$1,544
	(capitalized interest of $47 per footnote 2)
+	GAF Manufacturing, LLC (interest rate includes PIK interest of 2%)	Term Loan	03/06/14	03/06/19	1	1%	14.00%		$1,549	$1,555
	(capitalized interest of $49 per footnote 2)
	Dynamic Systems, Inc. (interest rate includes PIK interest of 3.50%)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$2,048	$2,048
	(capitalized interest of $223 per footnote 2)
	WRWP, LLC (interest rate includes PIK interest of 3%)	Term Loan	12/30/14	12/30/19	1	1%	15.00%		$2,294	$2,303
	(capitalized interest of $52 per footnote 2)
	BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 2%)	Term Loan	08/01/14	08/01/19	1	1%	14.00%		$2,560	$2,564
	(capitalized interest of $60 per footnote 2)
	Production Services Associates LLC (d/b/a American Card Services) (interest rate includes PIK interest of 2%)	Term Loan	02/17/15	02/17/20	1	1%	16.00%	$2,600	$2,633	$2,610
	(capitalized interest of $33 per footnote 2)
+	Various Other && 12.00% to 17.00%	Term Loan	03/10/99 to 07/17/12	03/31/10 to 01/31/19	5	2%	13.96%	$0	$5,588	$5,589
Information (12% of the total)	US Internet Corp.	Term Loan	06/12/13	09/18/20	1	1%	14.50%		$3,000	$3,014
	US Internet Corp.	Term Loan	03/18/15	09/18/20	1	*	14.50%	$1,750	$1,150	$1,140
	Centare Holdings, Inc. (interest rate includes PIK interest of 2%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,489
Professional, Scientific, and Technical Services (9% of the total)	JR Thompson Company LLC (interest rate includes PIK interest of 2%)	Term Loan	05/21/15	05/21/22	1	1%	14.00%	$2,800	$2,821	$2,821
	(capitalized interest of $21 per footnote 2)
+	DPIS Engineering, LLC	Term Loan	12/01/14	06/30/20	1	1%	12.00%		$2,000	$1,997
Arts, Entertainment, and Recreation (8% of the total)	RPAC Racing, LLC & (interest rate includes PIK interest of 10%)	Term Loan	11/19/10	01/15/17	1	2%	10.00%		$4,485	$4,485
	(capitalized interest of $1,446 per footnote 2)
Administrative and Support Services (6% of the total)	+Staff One, Inc.	Term Loan	06/30/08	03/31/17	1	1%	3.00%		$2,956	$2,956
+	Staff One, Inc.	Term Loan	09/15/11	03/31/17	1	*	3.00%		$372	$372
Wholesale Trade (5% of the total)	Fit & Fresh, Inc (interest rate includes PIK interest of 2%)	Term Loan	03/02/15	03/02/20	1	1%	14.00%	$3,000	$3,035	$3,042
	(capitalized interest of $35 per footnote 2)
Construction (3% of the total)	Highland Crossing-M, LLC	Term Loan	01/07/15	02/01/25	1	1%	11.50%	$2,200	$1,450	$1,450
Accommodation and Food Services (1% of the total)	Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	10/01/15 to 11/05/15	3	*	9.82%	$0	$1,851	$553
Retail Trade (0% of the total)	Various Other && 10.00%	Term Loan	06/30/00	10/01/15	1	*	10.00%	$0	$275	$36

Total secured mezzanine(2)					30	20%	13.16%	$15,550	$57,520	$55,945

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Cost (4)	Fair Value
Asset-based (42% New Jersey, 40% New York, 8% Florida, 6% Virginia and 4% all other states)
Wholesale Trade (25% of the total)	Various Other 4.00% to 6.50% ##	Revolving line of credit	01/23/99 to 07/21/15	11/06/15 to 07/21/16	10	*	5.33%	$425	$928	$942
Retail Trade (22% of the total)	Various Other 4.75% to 7.25% ##	Revolving line of credit	10/19/98 to 08/31/06	10/12/15 to 08/31/16	4	*	5.29%	$0	$813	$790
Transportation and Warehousing (17% of the total)	Various Other 6.00% ##	Revolving line of credit	12/31/01	12/31/15	1	*	6.00%	$0	$622	$613
Construction (8% of the total)	Various Other 5.75% ##	Revolving line of credit	07/20/99	07/20/16	1	*	5.75%	$0	$302	$297
Professional, Scientific, and Technical Services (8% of the total)	Various Other 6.75%	Revolving line of credit	12/22/14	12/22/15	1	*	6.75%	$0	$276	$280
Finance and Insurance (6% of the total)	Various Other 7.00%	Revolving line of credit	08/26/15	08/26/16	1	*	7.00%	$95	$236	$224
Manufacturing (6% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 01/27/14	11/29/15 to 07/07/16	5	*	6.35%	$0	$230	$211
Administrative and Support Services (4% of the total)	Various Other 5.50%	Revolving line of credit	06/30/07	06/30/16	1	*	5.50%	$0	$146	$143
Health Care and Social Assistance (4% of the total)	Various Other 5.50% to 5.75% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/15 to 11/09/15	2	*	5.71%	$0	$136	$132

Total asset-based ($2,227 pledged as collateral under borrowing arrangements)					26	1%	5.76%	$520	$3,689	$3,632

Other secured commercial (81% New York, 16% New Jersey and 3% all other states)
Retail Trade (90% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12.00%)	Term Loan	12/17/12	12/17/17	1	3%	12.00%		$8,637	$8,637
	(capitalized interest of $1,812 per footnote 2)

	Various Other && 4.75% to 10.50%	Term Loan	10/28/08 to 03/03/15	03/15/17 to 02/13/21	13	1%	8.99%	$250	$3,966	$2,918
Accommodation and Food Services (5% of the total)	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	03/16/16 to 09/06/19	3	*	8.30%	$0	$750	$646
Transportation and Warehousing (3% of the total)	Various Other 4.00% to 4.25%	Term Loan	04/30/13 to 03/17/15	10/24/15 to 02/05/20	3	*	4.08%	$120	$316	$319
Real Estate and Rental and Leasing (1% of the total)	Various Other && 4.00% to 5.00%	Term Loan	07/15/13 to 03/31/15	07/15/16 to 03/31/20	2	*	4.90%	$100	$105	$107
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	05/14/13	05/14/18	1	*	7.50%	$0	$87	$88

Total Other Commercial Loans					23	5%	10.68%	$470	$13,861	$12,715

Total commercial loans ($2,227 pledged as collateral under borrowing arrangements) (2)					79	26%	12.34%	$16,540	$75,070	$72,292

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	54%	15.04%		$132,954	$148,455
NASCAR Race Team	Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	*	0.00%		$2,066	$1,100
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%		$1,059	$3,718
Loan Servicing	Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%		$674	$674
Professional Sports Team	LAX Group LLC	42% of membership interests	05/23/12	None	1	*	0.00%		$509	$509

Investment in Medallion Bank and other controlled subsidiaries, net					5	56%	14.57%	$0	$137,262	$154,456

Equity investments Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	1%	0.00%		$326	$1,957
Employee Leasing Services	+ Staff One, Inc.	46.4% preferred stock	06/30/08	None	2	1%	0.00%		$472	$472
IT Services	Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	1%	0.00%		$104	$104
Gift card service & marketing	Production Services Associates d/b/a American Card Services	5.65% of LLC units	02/17/15	None	1	1%	0.00%	$250	$250	$250
Stuffed Toy Manufacturer	AA Plush Holdings, LLC	1.6% LLC common units	08/15/14	None	1	1%	0.00%		$300	$300

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Cost (4)	Fair Value
Baby Sleep Products	BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% LLC units	08/01/14	None	1	1%	0.00%		$250	$250
Investment Castings	Tech Cast Holdings LLC	4.14% LLC units	12/12/14	12/12/19	1	1%	0.00%		$300	$300
Wire Manufacturer	WRWP LLC	10.3% preferred LLC units, 7.23% common LLC units	12/30/14	12/30/19	1	1%	0.00%		$224	$224
Marketing Services	J.R. Thomson Company LLC	13% common stock	05/21/15	None	1	1%	0.00%	$200	$200	$200
Machine Shop	MicroGroup, Inc.	5.5% common stock	06/29/15	None	1	1%	0.00%	$300	$300	$300
Various Other #	+ **	* Various	09/10/98 to 7/24/15	None	5	1%	3.20%	$50	$1,345	$1,078

Equity investments, net					16	2%	1.06%	$800	$4,071	$5,435

Investment securities
Investment securities	US Treasury Note AAA		06/30/15	07/15/16	1	1%	0.63%	$10,059	$10,059	$10,059
	US Treasury Bill		07/30/15	07/21/16	1	1%	0.33%	$9,936	$9,936	$9,936
	US Treasury Bill		09/22/15	09/15/16	1	1%	0.39%	$9,968	$9,968	$9,968

Investment securities, net					3	11%	0.45%	$29,963	$29,963	$29,963

Net Investments ($239,212 pledged as collateral under borrowing arrangements) (3)					795	206%	7.56%	$73,114	$558,087	$571,578

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $3,863 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 206%.
(4)	Gross unrealized appreciation, gross unrealized depreciation and net appreciation for federal income tax purposes totaled $75,211, $7,784 and $64,427, respectively. The tax cost of investments was $504,151.
(5)	For revolving lines of credit the amount shown is the cost at September 30, 2015.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 29% and up to 30% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at September 30, 2015.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 814-00188)

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the quarter and nine months ended September 30, 2015

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the quarter ended September 30, 2015	Amount of dividends or interest (1) for the quarter ended September 30, 2015	Equity in net profit and (loss) for the nine months ended September 30, 2015	Amount of dividends or interest (1) for the nine months ended September 30, 2015	Value as of 9/30/15
Medallion Bank – common stock	1,000,000 shares - 100% of common stock	$11,790	$5,000	$32,988	$15,000	$148,455
Medallion Fine Art, Inc. – common stock (2)	1,000 shares - 100% of common stock	516	0	2,037	0	3,718
Medallion Motorsports, LLC – membership interest (3)	75% of membership interest	(512)	0	(512)	0	1,100
Medallion Servicing Corp. – common stock	1,000 shares - 100% of common stock	37	0	(426)	0	674
LAX Group LLC – membership interest	42% of membership interest	(183)	0	(474)	0	509
Generation Outdoor, Inc.		—	—	3,206	889	0
Medallion Hamptons Holding LLC – membership interest		—	—	24	0	0

Total investments in Medallion Bank and other controlled subsidiaries		11,648	5,000	36,843	15,889	154,456

Appliance Recycling Centers of America Inc. – common stock	8.86% of common stock	0	0	0	0	511
Micro Group, Inc. (5)	5.5% of common stock	0	0	0	0	300
Production Services Associates LLC (4)	5.65% of membership interest	0	0	0	0	250
Western Reserve Wire – membership interest (6)	7.23% of membership interest	0	0	0	0	224
Third Century JRT, Inc. (7)	13% of common stock	0	0	0	0	200
Summit Medical, Inc. – common stock		0	0	0	0	0

Total equity investments in affiliates		—	0	—	0	1,485

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $6,825 which is carried at $8,637 as of September 30, 2015, and on which $258 and $681 of interest income was earned during the three and nine months ended September 30, 2015.
(3)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,485, and on which $0 of interest income was earned during the three and nine months ended September 30, 2015.
(4)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,633 as of September 30, 2015, on which $106 and $260 of interest income was earned during the three and nine months ended September 30, 2015.
(5)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,217 as of September 30, 2015, on which $115 and $116 of interest income was earned during the three and nine months ended September 30, 2015.
(6)	Additionally, the Company has a loan due from Western Reserve Wire in the amount of $2,294 as of September 30, 2015, on which $87 and $259 of interest income was earned during the three and nine months ended September 30, 2015.
(7)	Additionally, the Company has a loan due from an affiliate of Third Century JRT, Inc., in the amount of $2,821 as of September 30, 2015, on which $100 and $144 of interest income was earned during the three and nine months ended September 30, 2015.

The table below provides a recap of the changes in the investment in the respective issuers for the 2015 quarters.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc.	Medallion Motorsports, LLC	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Production Services Associates, LLC (3)	Micro Group, Inc. (4)	Western Reserve Wire	Third Century JRT, Inc. (6)	Generation Outdoor, Inc.	Medallion Hamptons Holding, LLC	Summit Medical, Inc.
Title of Issue	Common Stock	Common Stock(1)	Membership Interest (2)	Common Stock	Common Stock	Membership Interest	Membership Interest	Common Stock	Membership Interest(5)	Common Stock	Common Stock	Membership Interest	Common Stock
(Dollars in thousands)
Value as of 12/31/14	$125,027	$1,157	$1,600	$1,231	$852	$349	$0	$0	$224	$0	$5,063	$4,400	$135
Gross additions / investments	—	—	—	—	170	633	250	—	—	—	—	80	—
Gross reductions / distributions	7,369	—	—	—	(140)	—	—	—	—	—	8,269	4,504	369
Net equity in profit and loss, and unrealized appreciation and (depreciation)	6,699	1,681	—	(246)	(283)	(198)	—	—	—	—	3,206	24	234
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 3/31/15	124,357	2,838	1,600	985	879	784	250	—	224	—	—	—	—
Gross additions / investments	2,000	525	12	—	330	—	—	300	—	200	—	—	—
Gross reductions / distributions	4,162	—	—	—	485	—	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	14,499	(161)	(512)	(161)	(180)	(92)	—	—	—	—	—	—	—
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 6/30/15	136,694	3,202	1,100	824	544	692	250	300	224	200	—	—	—
Gross additions / investments	5,000	—	—	—	100	—	—	—	—	—	—	—	—
Gross reductions / distributions	5,029	—	—	—	7	—	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	11,790	516	—	(313)	37	(183)	—	—	—	—	—	—	—
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 9/30/15	$148,455	3,718	$1,100	$511	$674	$509	$250	$300	$224	$200	$—	$—	$—

(1)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $8,637 as of September 30, 2015, $1,900 of which was advanced during 2015.
(2)	In addition to the equity ownership, a controlled subsidiary of the Company has a $3,039 loan to an affiliate of Medallion Motorsports, LLC which is carried at $4,485, and on which there were no earnings during the three and nine months ended September 30, 2015.
(3)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,633 as of September 30, 2015, all of which was advanced during 2015, on which there were $106 and $260 of earning during the three and nine months ended September 30, 2015.
(4)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,217 as of September 30, 2015 on which $115 and $116 of interest income was earned during the three and nine months ended September 30, 2015.
(5)	Additionally, the Company has a loan due from Western Reserve Wire in the amount of $2,294 as of September 30, 2015, on which $87 and $259 of interest income was earned during the three and nine months ended September 30, 2015.
(6)	Additionally, the Company has a loan due from an affiliate of Third Century JRT, Inc. J.R. Thompson Company LLC, in the amount of $2,821 as of September 30, 2015 on which $100 and $144 of interest income was earned during the three and nine months ended September 30, 2015.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					368	78%	3.60%	$73,250	$213,099	$213,248
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp ##	Term Loan	08/19/14	07/20/17	1	1%	3.31%	$1,627	$1,449	$1,449
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350
	Sean Cab Corp ##	Term Loan	12/09/11	12/08/15	1	1%	3.60%		$3,480	$3,471
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%	$976	$870	$870
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,107	$2,102
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%	$1,842	$1,806	$1,812
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,798	$1,800
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,797	$1,799
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,797	$1,799
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,793	$1,795
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%	$651	$580	$580
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140
	Sifnos, Kitriani Incs ##	Term Loan	06/08/10	05/01/15	1	1%	4.00%		$1,558	$1,554
	Hamilton Transit LLC ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,546
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Nancy Transit Inc ##	Term Loan	03/11/13	03/11/16	1	1%	3.50%		$1,513	$1,511
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,508	$1,505
	Lety Cab Corp ##	Term Loan	10/21/10	10/20/15	1	1%	3.13%		$1,507	$1,503
	Christian Cab Corp	Term Loan	11/27/12	11/27/15	1	1%	4.00%		$1,501	$1,501
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,485	$1,482
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,461	$1,463
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,461	$1,461
	Penegali Taxi LLC	Term Loan	12/11/14	12/10/17	1	1%	3.75%	$1,400	$1,400	$1,402
Various New York && ##	2.75% to 10.00%	Term Loan	12/20/00 to 12/18/14	01/09/15 to 09/10/23	339	62%	3.65%	$53,162	$170,278	$170,427
Chicago					108	14%	4.97%	$11,638	$39,280	$39,355
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	08/28/15	1	1%	5.50%		$1,663	$1,659
Various Chicago && ##	3.75% to 7.25%	Term Loan	01/22/10 to 12/08/14	01/18/15 to 12/08/19	107	14%	4.95%	$11,638	$37,617	$37,696
Newark && ##	4.50% to 8.00%	Term Loan	07/25/08 to 12/11/14	02/17/15 to 01/10/23	114	9%	5.28%	$8,446	$25,043	$25,138
Boston					57	10%	4.69%	$9,549	$27,277	$27,317
	Chiso Trans Inc	Term Loan	11/26/13	11/26/16	1	*	4.25%		$820	$822
	Chiso Trans Inc	Term Loan	04/20/12	04/20/15	1	*	5.50%		$582	$582
Various Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 11/17/14	02/17/15 to 10/08/18	55	9%	4.68%	$9,549	$25,875	$25,913
Cambridge					15	2%	4.80%	$1,184	$6,006	$6,021
	Gcf Taxi Inc, Et Al	Term Loan	12/30/13	12/30/16	1	*	6.00%		$1,365	$1,365
	Gcf Taxi Inc Et Al/Note 2	Term Loan	12/29/14	09/29/15	1	*	4.00%	$97	$61	$63
Various Cambridge && ##	4.00% to 5.50%	Term Loan	05/06/11 to 07/01/14	01/26/15 to 10/08/18	13	2%	4.46%	$1,087	$4,580	$4,593
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 01/03/14	07/01/15 to 09/01/23	9	0%	6.59%	$278	$814	$815

Total medallion loans ($247,525 pledged as collateral under borrowing arrangements)					671	114%	4.03%	$104,345	$311,519	$311,894

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

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 5%, and our commercial loan portfolio at a compound annual growth rate of 3% (9% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,621,000,000 as of September 30, 2015, and $1,497,000,000 and $1,485,000,000 as of December 31, 2014 and September 30, 2014, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $473,409,000 as of September 30, 2015. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in the 2015 nine months as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. See Note 3 for additional information about Medallion Bank.

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

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
	Interest	Investment	Interest	Investment	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	3.66%	$212,791	3.61%	$210,238	3.61%	$211,594	3.60%	$213,099	3.61%	$204,662
Chicago	5.07	39,615	5.08	40,057	5.09	40,349	4.97	39,280	4.97	39,538
Boston	4.62	26,758	4.67	26,733	4.67	26,840	4.69	27,277	4.69	27,435
Newark	5.26	24,854	5.26	25,097	5.26	24,791	5.28	25,043	5.36	24,727
Cambridge	4.65	6,634	4.63	6,664	4.63	6,692	4.80	6,006	4.83	5,981
Other	7.27	1,069	6.56	773	6.57	795	6.59	814	6.58	837

Total medallion loans	4.08	311,721	4.06	309,562	4.05	311,061	4.03	311,519	4.06	303,180

Deferred loan acquisition costs		431		403		403		375		322
Unrealized depreciation on loans		(2,720)		(483)		(159)		—		—

Net medallion loans		$309,432		$309,482		$311,305		$311,894		$303,502

Commercial loans
Secured mezzanine	13.16%	$57,520	12.98%	$60,457	13.09%	$58,734	12.88%	$55,059	12.25%	$54,265
Asset based	5.76	3,689	5.63	3,682	5.71	3,448	5.82	3,633	5.66	3,071
Other secured commercial	10.68	13,861	10.70	13,643	10.61	13,918	9.91	15,506	9.92	15,041

Total commercial loans	12.34	75,070	12.23	77,782	12.30	76,100	11.91	74,198	11.49	72,377

Deferred loan acquisition income		(68)		(89)		(106)		(100)		(61)
Unrealized depreciation on loans		(2,710)		(2,401)		(2,435)		(2,949)		(8,060)

Net commercial loans		$72,292		$75,292		$73,559		$71,149		$64,256

Investment in Medallion Bank and other controlled subsidiaries, net	14.57%	$137,263	14.77%	$128,632	13.39%	$126,958	11.44%	$131,150	10.57%	$126,322
Unrealized appreciation on subsidiary investments		17,193		12,500		1,900		5,698		1,386

Investment in Medallion Bank and other controlled subsidiaries		$154,456		$141,132		$128,858		$136,848		$127,708

Equity investments	1.06%	$4,071	0.68%	$6,593	0.69%	$6,217	0.86%	$6,102	0.61%	$5,836

Unrealized appreciation on equities		1,364		707		1,383		1,608		1,992

Net equity investments		$5,435		$7,300		$7,600		$7,710		$7,828

Investment securities	0.45%	$29,963	0.63%	$10,059	—%	$—	—%	$—	—%	$—

Investments at cost (2)	7.56%	$558,088	7.73%	$532,628	7.50%	$520,336	6.97%	$522,969	6.71%	$509,101

Deferred loan acquisition costs		363		314		297		275		261
Unrealized appreciation on controlled subsidiaries and equity investments		18,557		13,207		3,283		7,306		1,992
Unrealized depreciation on loans		(5,430)		(2,884)		(2,594)		(2,949)		(8,060)

Net investments		$571,578		$543,265		$521,322		$527,601		$503,294

Medallion Bank investments
Consumer loans	14.19%	$602,066	14.38%	$549,075	14.58%	$494,933	14.71%	$478,027	14.94%	$462,005
Medallion loans	3.83	345,990	3.82	355,077	3.82	359,545	3.84	366,397	3.82	385,617
Commercial loans	4.82	45,912	4.67	36,859	4.63	41,550	4.68	44,499	4.63	43,312
Investment securities	2.40	34,444	2.40	30,332	2.52	29,121	2.53	27,376	2.56	27,742

Medallion Bank investments at cost (2)	9.89	1,028,412	9.77	971,343	9.57	925,149	9.51	916,299	9.41	918,676

Deferred loan acquisition costs		11,513		10,615		9,923		9,937		10,427
Unrealized depreciation on investment securities		250		(196)		297		252		(183)
Premiums paid on purchased securities		328		233		254		272		287
Unrealized depreciation on loans		(21,513)		(20,247)		(18,134)		(17,797)		(18,090)

Medallion Bank net investments		$1,018,990		$961,748		$917,489		$908,963		$911,117

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 8.90%, 8.75%, 8.56%, 8.46%, and 8.40% at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net investments at beginning of period	$543,265	$507,649	$527,601	$473,157
Investments originated (1)	40,811	31,996	79,227	104,669
Repayments of investments (1)	(17,124)	(38,538)	(41,999)	(83,195)
Net cash received on disposition of other controlled subsidiaries	—	—	(11,969)	—
Net realized gains (losses) on investments	353	(193)	8,576	(1,051)
Net increase in unrealized appreciation (2)	4,305	2,372	10,109	9,658
Transfer to other assets	(30)	—	(30)	—
(Amortization) accretion of origination (costs) fees, net	(2)	8	63	56

Net increase (decrease) in investments	28,313	(4,355)	43,977	30,137

Net investments at end of period	$571,578	$503,294	$571,578	$503,294

(1)	Includes refinancings.
(2)	Excludes net unrealized appreciation (depreciation) of ($1,582) and ($9,689) for the quarter and nine months ended September 30, 2015, and ($713) and ($523) for the Comparable 2014 periods, related to foreclosed properties and other assets.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at September 30, 2015 was 7.56% (5.69% for the loan portfolio), an increase of 59 basis points from 6.97% at December 31, 2014, and an increase of 83 basis points from 6.71% at September 30, 2014. The weighted average yield of the total managed portfolio at September 30, 2015 was 8.53% (8.90% for the loan portfolio), an increase of 26 basis points from 8.27% at December 31, 2014, and an increase of 32 basis points from 8.20% at September 30, 2014. The changes in 2015 reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 54% of the net portfolio of $571,578,000 at September 30, 2015, compared to 59% of the net portfolio of $527,601,000 at December 31, 2014, and 60% of $503,294,000 at September 30, 2014. Our managed medallion loans of $651,766,000 comprised 45% of the net managed portfolio of $1,456,940,000 at September 30, 2015, compared to 52% of the net managed portfolio of $1,310,685,000 at December 31, 2014, and 53% of $1,293,590,000 at September 30, 2014. The medallion loan portfolio decreased by $2,462,000 or 1% in 2015 (a decrease of $25,389,000 or 4% on a managed basis), primarily reflecting decreases in the New York market. Total medallion loans serviced for third parties were $27,167,000, $27,658,000, and $28,709,000 at September 30, 2015, December 31, 2014, and September 30, 2014.

The weighted average yield of the medallion loan portfolio at September 30, 2015 was 4.08%, an increase of 5 basis points from 4.03% at December 31, 2014, and an increase of 2 basis points from 4.06% at September 30, 2014. The weighted average yield of the managed medallion loan portfolio at September 30, 2015 was 3.95%, an increase of 2 basis points from 3.93% at December 31, 2014 and September 30, 2014. The unchanged yield is due to stable pricing of the existing portfolio to current interest rates. At September 30, 2015, December 31, 2014 and September 30, 2014, 32% of the medallion loan portfolio represented loans outside New York. At September 30, 2015 December 31, 2014 and at September 30, 2014, 26% of the managed medallion loan portfolio represented loans outside New York. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 13%, 14%, and 13% of the net investment portfolio as of September 30, 2015, December 31, 2014, and September 30, 2014, and were 8%, 9%, and 8% on a managed basis. Commercial loans increased by $1,143,000 or 2% during 2015 (increased $3,117,000 or 3% on a managed basis), primarily reflecting growth in asset-based and high-yield mezzanine loan portfolios, offset by decreases in the other secured commercial loan portfolio. Net commercial loans serviced by third parties were $3,133,000 at September 30, 2015, $118,000 at December 31, 2014, and serviced for third parties were $1,137,000 at September 30, 2014.

The weighted average yield of the commercial loan portfolio at September 30, 2015 was 12.34%, an increase of 43 basis points from 11.91% at December 31, 2014, and an increase of 85 basis points from 11.49% at September 30, 2014. The weighted average yield of the managed commercial loan portfolio at September 30, 2015 was 9.49%, an increase of 29 basis points from 9.20% at December 31, 2014, and an increase of 57 basis points from 8.92% at September 30, 2014. The fluctuations primarily reflect higher yield on mezzanine portfolio. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At September 30, 2015, variable-rate loans represented approximately 5% of the commercial portfolio, compared to 6% and 5% at December 31, 2014 and September 30, 2014, and were 39%, 38%, and 38% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 41%, 36%, and 36% of the managed net investment portfolio as of September 30, 2015, December 31, 2014, and September 30, 2014. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers, and home improvements located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 14.19% at September 30, 2015, compared to 14.71% and 14.94% at December 31, 2014 and September 30, 2014. Adjustable rate loans represented 22%, 37%, and 41% of the managed consumer portfolio at September 30, 2015, December 31, 2014, and September 30, 2014.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$5,539	1.4%	$3,976	1.0%	$1,743	0.5%	$—	0.0%	$—	0.0%

Commercial loans
Secured mezzanine	1,390	0.4	1,390	0.4	1,390	0.3	1,391	0.3	2,018	0.5
Asset-based receivable	—	0.0	99	0.0	303	0.1	303	0.1	304	0.1
Other secured commercial	1,302	0.3	945	0.3	377	0.1	—	0.0	—	0.0

Total commercial loans	2,692	0.7	2,434	0.7	2,070	0.5	1,694	0.4	2,322	0.6

Total loans 90 days or more past due	$8,231	2.1%	$6,410	1.7%	$3,813	1.0%	$1,694	0.4%	$2,322	0.6%

Total Medallion Bank loans	$12,801	1.3%	$7,230	0.8%	$3,144	0.4%	$3,113	0.4%	$2,799	0.3%

Total managed loans 90 days or more past due	$21,032	1.5%	$13,640	1.0%	$6,957	0.5%	$4,807	0.4%	$5,121	0.4%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At September 30, 2015, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceedings are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(236)	(4,425)	(4,661)

Net other receivables	354	6,637	6,991
Total net outstanding	354	6,637	6,991

Income foregone in 2015	16	24	40
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

In general, collection efforts since the establishment of our collection department have contributed to the reduction in overall delinquencies of medallion and other secured commercial loans. Increase in medallion loan delinquencies reflected borrower issues with competitive car sharing services and decreases in medallion values stressing certain borrowers, all of whom we continue to work with for whom we continue to provide short term solutions. Secured mezzanine delinquencies remained unchanged from the prior three quarters. Asset based delinquencies decreased due to a loan chargeoff. Other secured commercial delinquencies increased reflecting several borrowers in the process of selling their businesses and not having adequate cash flow for monthly payments. Medallion Bank delinquencies increased from a year ago due to a weaker portfolio performance attributed to the increase in medallion loan delinquencies. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments for the 2015 and 2014 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	1,087	(244)	(3,439)	(2,596)
Depreciation on investments	(159)	514	(76)	19	—	298
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	—	—	(4,809)
Losses on investments	—	—	—	—	—	—

Balance March 31, 2015	(159)	(2,435)	1,900	1,383	35,206	35,895
Net change in unrealized
Appreciation on investments	—	—	10,600	(158)	(4,612)	5,830
Depreciation on investments	(324)	(68)	—	(518)	(56)	(966)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	102	—	—	—	102

Balance June 30, 2015	(483)	(2,401)	12,500	707	30,538	40,861
Net change in unrealized
Appreciation on investments	—	—	5,660	(314)	(1,570)	3,776
Depreciation on investments	(2,367)	(377)	—	4	(12)	(2,752)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	130	68	—	—	—	198
Other (1)	—	—	(967)	967	—	—

Balance September 30, 2015	($2,720)	($2,710)	$17,193	$1,364	$28,956	$42,083

(1) Reclassification of Medallion Motorsports from equity investments to controlled subsidiaries.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Foreclosed Properties	Total
Balance December 31, 2013	$—	($6,992)	$814	$381	$40,404	$34,607
Net change in unrealized
Appreciation on investments	—	—	(90)	100	—	10
Depreciation on investments	—	74	—	195	381	650
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	312	—	—	—	312

Balance March 31, 2014	—	(6,606)	724	676	40,785	35,579
Net change in unrealized
Appreciation on investments	—	—	12	640	(951)	(299)
Depreciation on investments	—	(394)	—	(62)	761	305
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	13	—	674	—	687

Balance June 30, 2014	—	(6,987)	736	1,928	40,595	36,272
Net change in unrealized
Appreciation on investments	—	—	650	(495)	(713)	(558)
Depreciation on investments	—	(1,173)	—	559	—	(614)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	100	—	—	—	100

Balance September 30, 2014	$—	($8,060)	$1,386	$1,992	$39,882	$35,200

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Total loans
Medallion loans	$309,432	$309,482	$311,305	$311,894	$303,502
Commercial loans	72,292	75,292	73,559	71,149	64,256

Total loans	381,724	384,774	384,864	383,043	367,758
Investment in Medallion Bank and other controlled subsidiaries	154,456	141,132	128,858	136,848	127,708
Equity investments (1)	5,435	7,300	7,600	7,710	7,828
Investment securities	29,963	10,059	—	—	—

Net investments	$571,578	$543,265	$521,322	$527,601	$503,294

Net investments at Medallion Bank and other controlled subsidiaries	$1,018,990	$961,748	$917,489	$908,963	$911,117
Managed net investments	$1,456,940	$1,378,375	$1,313,574	$1,310,685	$1,293,590

Unrealized appreciation (depreciation) on investments
Medallion loans	($2,720)	($483)	($159)	$—	$—
Commercial loans	(2,710)	(2,401)	(2,435)	(2,949)	(8,060)

Total loans	(5,430)	(2,884)	(2,594)	(2,949)	(8,060)
Investment in Medallion Bank and other controlled subsidiaries	17,193	12,500	1,900	5,698	—
Equity investments	1,364	707	1,383	1,608	1,992
Investment securities	—	—	—	—	—

Total unrealized depreciation on investments	$13,127	$10,323	$689	$4,357	($6,068)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($21,263)	($20,443)	($17,837)	($17,545)	($18,273)

Managed total unrealized depreciation on investments	($8,136)	($10,120)	($17,148)	($13,188)	($24,341)

Unrealized appreciation (depreciation) as a % of balances outstanding(2)
Medallion loans	(0.87%)	(0.16%)	(0.05%)	—%	—%
Commercial loans	(3.61)	(3.09)	(3.20)	(3.97)	(11.14)
Total loans	(1.40)	(0.74)	(0.67)	(0.76)	(2.15)
Investment in Medallion Bank and other controlled subsidiaries	12.53	9.72	1.50	4.34	—
Equity investments	33.52	10.72	22.24	26.35	34.13
Investment securities	—	—	—	—	—
Net investments	2.35	1.94	0.13	0.83	(1.19)

Net investments at Medallion Bank and other controlled subsidiaries	(2.07%)	(2.10%)	(1.93%)	(1.91%)	(1.99%)
Managed net investments	(0.56%)	(0.73%)	(1.30%)	(1.00%)	(1.86%)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Realized gains (losses) on loans and equity investments
Medallion loans	($145)	$—	($145)	$—
Commercial loans	(64)	(193)	(233)	(426)

Total loans	(209)	(193)	(378)	(426)
Investment in Medallion Bank and other controlled subsidiaries	(53)	—	8,105	—
Equity investments	615	—	849	(625)
Investment securities	—	—	—	—

Total realized gains (losses) on loans and equity investments	$353	($193)	$8,576	($1,051)

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	($3,238)	($2,270)	($7,120)	($4,630)

Total managed realized losses on loans and equity investments	($2,885)	($2,463)	$1,456	($5,681)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.19%)	—%	(0.06%)	—%
Commercial loans	(0.34)	(1.12)	(0.41)	(0.85)
Total loans	(0.22)	(0.20)	(0.13)	(0.15)
Investment in Medallion Bank and other controlled subsidiaries	(0.16)	—	8.22	—
Equity investments	40.73	—	18.58	(14.24)
Investment securities	—	—	—	—
Net investments	0.26	(0.15)	2.16	(0.28)

Net investments at Medallion Bank and other controlled subsidiaries	(1.28)	(0.99)	(0.99)	(0.73)
Managed net investments	(0.81%)	(0.75%)	0.14%	(0.62%)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($313)	($495)	($639)	$244
Unrealized depreciation	(2,228)	(614)	(2,840)	(800)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	6,648	3,382	18,097	9,115
Realized gains	—	—	(4,809)	—
Realized losses	198	99	300	1,099
Net unrealized gains (losses) on foreclosed properties and other assets	(1,582)	(713)	(9,689)	(523)

Total	$2,723	$1,659	$420	$9,135

Net realized gains (losses) on investments
Realized gains	$—	$—	$4,809	$—
Realized losses	(198)	(99)	(300)	(1,099)
Other gains	615	—	4,198	49
Direct recoveries (charge offs)	(64)	(94)	(131)	(1)
Realized losses on foreclosed properties and other assets	—	—	—	—

Total	$353	($193)	$8,576	($1,051)

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 27%, 26%, and 25% of our total portfolio at September 30, 2015, December 31, 2014, and September 30, 2014. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $7,000,000 in 2015 and $10,000,000 in 2014. Separately, Medallion Bank declared dividends to us of $5,000,000 and $15,000,000 in the 2015 third quarter and nine months, and $4,000,000 and $10,000,000 in the comparable 2014 periods. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1%, 1%, and 2% of our total portfolio at September 30, 2015, December 31, 2014, and September 30, 2014. Equity investments were less than 2%, 1%, and 1% of our total managed portfolio at September 30, 2015, December 31, 2014, and September 30, 2014. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 5%, 0%, and 0% of our total portfolio at September 30, 2015, December 31, 2014, and September 30, 2014. Investment securities were 4%, 2%, and 2% of our total managed portfolio at September 30, 2015, December 31, 2014, and September 30, 2014. The investment securities are US Treasury securities at the Company, and adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. We established a medallion lending relationship with DZ Bank in December 2008 that provides for growth in the portfolio at generally lower rates than under prior facilities. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposit as previously noted, we were able to transfer certain of our medallion loans and related assets to Medallion Bank at the time of the origination of Medallion Bank, allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 4 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2015 and 2014. Our average balances increased reflecting recent portfolio growth and Medallion Bank’s average balances increased, reflecting the strong growth in the consumer loan portfolio. The decrease in borrowing costs reflected the bottoming of interest rates and changes in our funding mix, and Medallion Bank’s borrowing costs increased reflecting a lengthening of the maturity profile of its certificates of deposit.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2015
Revolving lines of credit	$608	$120,726	2.00%	$1,793	$120,973	1.98%
Notes payable to banks	837	126,986	2.62	2,437	124,857	2.61
SBA debentures	704	68,697	4.06	2,077	67,703	4.10
Preferred securities	205	33,000	2.46	601	33,000	2.44
Margin loans	48	15,655	1.23	49	5,305	1.23

Total	$2,402	$365,064	2.61	$6,957	$351,838	2.64

Medallion Bank borrowings	$2,413	$879,723	1.09	$6,574	$833,128	1.06

Total managed borrowings	$4,815	$1,244,787	1.54	$13,531	$1,184,966	1.53

September 30, 2014
Revolving lines of credit	$642	$126,882	2.01%	$1,857	$128,365	1.93%
Notes payable to banks	730	110,190	2.63	1,889	91,176	2.77
SBA debentures	651	58,659	4.40	1,943	58,210	4.46
Preferred securities	199	33,000	2.40	593	33,000	2.41

Total	$2,222	$328,731	2.68	$6,282	$310,751	2.70

Medallion Bank borrowings	$1,903	$789,520	0.96	$4,977	$737,201	0.90

Total managed borrowings	$4,125	$1,118,251	1.46	$11,259	$1,047,952	1.44

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act, or SBIA, and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2015 and 2014, short-term adjustable rate debt constituted 75% and 73% of total debt, and was 22% and 21% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. Our analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in the 2015 nine months as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. See Note 3 for additional information about Medallion Bank.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Statement of operations
Investment income	$10,665	$11,379	$33,334	$30,289
Interest expense	2,402	2,222	6,957	6,282

Net interest income	8,263	9,157	26,377	24,007
Noninterest income	121	136	287	435
Operating expenses	4,148	4,065	13,194	11,962

Net investment income before income taxes	4,236	5,228	13,470	12,480
Income tax (provision) benefit	—	—	—	—

Net investment income after income taxes	4,236	5,228	13,470	12,480
Net realized gains (losses) on investments	353	(193)	8,576	(1,051)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	6,648	3,382	13,288	9,115
Net change in unrealized appreciation (depreciation) on investments (1)	(3,925)	(1,723)	(12,868)	20

Net increase in net assets resulting from operations	$7,312	$6,694	$22,466	$20,564

Per share data
Net investment income	$0.17	$0.21	$0.55	$0.50
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.02	(0.01)	0.35	(0.04)
Net change in unrealized appreciation on investments (1)	0.11	0.07	0.02	0.36

Net increase in net assets resulting from operations	$0.30	$0.27	$0.92	$0.82

Distributions declared per share	$0.25	$0.24	$0.75	$0.72

Weighted average common shares outstanding
Basic	24,290,502	24,924,433	24,387,726	24,872,230
Diluted	24,340,913	25,118,420	24,461,390	25,107,905

Balance sheet data	September 30, 2015	December 31, 2014
Net investments	$571,578	$527,601
Total assets	661,297	632,287
Total funds borrowed	377,928	348,795
Total liabilities	384,380	357,617
Total shareholders’ equity	276,917	274,670

Managed balance sheet data (2)
Net investments	$1,456,940	$1,310,685
Total assets	1,596,877	1,469,751
Total funds borrowed	1,280,057	1,156,735
Total liabilities	1,319,960	1,195,081

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	2.58%	3.37%	2.82%	2.79%
Net increase in net assets resulting from operations	4.45	4.32	4.71	4.60
Return on average equity (ROE) (4)
Net investment income after taxes	6.07	7.48	6.51	6.04
Net increase in net assets resulting from operations	10.48	9.58	10.86	9.96

Weighted average yield	7.65%	8.94%	8.32%	8.21%
Weighted average cost of funds	1.73	1.74	1.74	1.70

Net interest margin (5)	5.92	7.20	6.58	6.51

Noninterest income ratio (6)	0.09%	0.11%	0.07%	0.12%
Total expense ratio (7)	4.70	4.94	5.03	4.94
Operating expense ratio (8)	2.97	3.19	3.29	3.24

As a percentage of net investment portfolio	September 30, 2015	December 31, 2014
Medallion loans	54%	59%
Commercial loans	13	14
Investment in Medallion Bank and other controlled subsidiaries	27	26
Equity investments	1	1
Investment securities	5	—

Investments to assets (9)	86%	83%
Equity to assets (10)	42	43
Debt to equity (11)	136	127

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $0 and $266 in the three and nine months ended September 30, 2015, and $1,918 and $4,160 for the comparable 2014 periods, and also included $5,000 and $15,889 of dividends from Medallion Bank for the three and nine months ended September 30, 2015, and $4,000 and $10,000 for the comparable 2014 periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.89% and 6.99% for the three and nine months ended September 30, 2015, and was 7.40% and 7.16% for the comparable 2014 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2015 Third Quarter and Nine Months compared to the 2014 periods

Net increase in net assets resulting from operations was $7,312,000 or $0.30 per diluted common share and $22,466,000 or $0.92 in the 2015 third quarter and nine months, up $618,000 or 9% and $1,902,000 or 9% from $6,694,000 or $0.27 per share and $20,564,000 or $0.82 in the 2014 third quarter and nine months, primarily reflecting higher net realized/unrealized gains, partially offset by lower net interest income and noninterest income, and also by higher operating expenses in the quarter, and also by higher net interest income in the nine months. Net investment income after income taxes was $4,236,000 or $0.17 per share and $13,470,000 or $0.55 in the 2015 quarter and nine months, down $992,000 or 19% and up $990,000 or 8% from $5,228,000 or $0.21 per share and $12,480,000 or $0.50 in the 2014 quarter and nine months.

Investment income was $10,665,000 and $33,334,000 in the 2015 third quarter and nine months, down $714,000 or 6% and up $3,045,000 or 10% from $11,379,000 and $30,289,000 in the year ago periods, and included $0 and $266,000 from interest recoveries and bonuses on certain investments in the 2015 quarter and nine months, compared to $1,918,000 and $4,160,000 in the 2014 periods. Also included in the 2015 quarter and nine months was $5,000,000 and $15,889,000 in dividends from Medallion Bank and other controlled subsidiaries, compared to $4,000,000 and $10,000,000 in the comparable 2014 periods. Excluding those items, investment income increased $204,000 or 4% in the quarter and $1,050,000 or 7% in the nine months, primarily reflecting portfolio growth and changes in the portfolio mix. The yield on the investment portfolio was 7.65% in the 2015 quarter, down 14% from 8.94% in 2014, and was 8.32% in the 2015 nine months, up 1% from 8.21% in the 2014 nine months. Excluding the extra interest and dividends, the 2015 third quarter and nine month yields were down 5% and 2% to 4.06% and 4.29%, from 4.29% and 4.37% in the 2014 quarter and nine months, reflecting changes in the portfolio mix. Average investments outstanding were up 10% to $553,417,000 in the 2015 quarter and up 9% to $535,794,000 in the nine months, from $504,920,000 and $493,350,000 in the year ago periods, primarily reflecting portfolio growth, partially offset by loan participations sold and loan payments received.

Medallion loans were $309,432,000 at quarter end, up $5,930,000 or 2% from $303,502,000 a year ago, representing 54% of the investment portfolio compared to 60% a year ago, and were yielding 4.08%, compared to 4.06% a year ago, reflecting portfolio growth and the repricing of the existing portfolio to higher current market interest rates. The increase in outstandings primarily reflected portfolio growth in New York. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $678,933,000 at quarter end, down $37,793,000 or 5% from $716,726,000 a year ago. The decrease in outstandings was primarily concentrated in the New York market, and reflected management’s decision to cull weaker and less profitable borrowers from the portfolio. The commercial loan portfolio was $72,292,000 at quarter end, compared to $64,256,000 a year ago, an increase of $8,036,000 or 13%, and represented 13% of the investment portfolio in both periods. The increase primarily reflected growth in the high-yield mezzanine portfolio. Commercial loans yielded 12.34% at quarter end, up 7% from 11.49% a year ago, primarily reflecting changes in the portfolio mix and higher yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $114,389,000 at quarter end, up $6,930,000 or 6% from $107,459,000 a year ago, primarily reflecting the changes described above and increases in the asset-based loan portfolio at Medallion Bank, partially offset by an increase in asset-based loan participations purchased. Approximately $11,652,000 of asset-based loans ($6,991,000 after valuation adjustments) has been reclassified to other assets awaiting the outcome of legal proceedings as described further on page 43. Investments in Medallion Bank and other controlled subsidiaries were $154,456,000 at quarter end, up $26,748,000 or 21% from $127,708,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments, capital contributions made, dividends paid, portfolio sales, and net appreciation, and which represented 27% of the investment portfolio, compared to 25% a year ago, and which yielded 14.57% at quarter end, compared to 10.57% a year ago, primarily reflecting the dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $5,435,000 at quarter end, down $2,393,000 or 31% from $7,828,000 a year ago, primarily reflecting increased equity investments offset by portfolio depreciation and the transfer of an investment to investment in controlled subsidiaries, and which represented 1% of the investment portfolio, compared to 2% a year ago, and had a dividend yield of 1.06%, compared to 0.61% a year ago. Investment securities were $29,963,000 at quarter end, compared to $0 a year ago, representing 5% of the net investment portfolio, and had a yield of 0.45%, reflecting new investment activity. See page 41 for a table that shows balances and yields by type of investment.

Interest expense was $2,402,000 and $6,957,000 in the 2015 quarter and nine months, up $180,000 or 8% and $675,000 or 11% from $2,222,000 and $6,282,000 in the 2014 periods. The increase in interest expense was primarily due to increased borrowing levels. The cost of borrowed funds was 2.61% and 2.64% in the 2015 quarter and nine months, compared to 2.68% and 2.70% in the year ago periods, decreases of 3% and 2%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was up 11% to $365,064,000 for the 2015 quarter, and was up 13% to $351,838,000 in the nine months, compared to $328,731,000 and $310,751,000 in the year ago periods, primarily reflecting increased borrowings required to fund portfolio growth and investment activity. See page 47 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $8,263,000 and $26,377,000, and the net interest margin was 5.92% and 6.58% for the 2015 third quarter and nine months, down $894,000 or 10% and up $2,370,000 or 10% from $9,157,000 and $24,007,000 a year ago, which represented net interest margins of 7.20% and 6.51%, all reflecting the items discussed above.

Noninterest income, which is comprised of management fees, prepayment fees, servicing fee income, late charges, and other miscellaneous income was $121,000 and $287,000 in the 2015 third quarter and nine months, down $15,000 or 11% and $148,000 or 34% from $136,000 and $435,000 a year ago, primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank, and lower prepayment fees.

Operating expenses were $4,148,000 and $13,194,000 in the 2015 third quarter and nine months, up $83,000 or 2% and $1,232,000 or 10% from $4,065,000 and $11,962,000 in the 2014 periods. Salaries and benefits expense was $2,916,000 and $9,234,000 in the third quarter and nine months, up $10,000 and $803,000 or 10% from $2,906,000 and $8,431,000 in 2014, primarily reflecting lower salary deferrals related to loan originations, and higher salaries and stock-based compensation expense, mostly offset by lower bonus accruals in the quarter, and in the nine months, also by higher bonus accruals and health insurance costs. Professional fees were $374,000 and $1,153,000 in the quarter and nine months, up $304,000 and $530,000 or 85% from $70,000 and $623,000 a year ago, primarily reflecting higher legal and consultant expenses for a variety of corporate and investment-related matters. Occupancy expense was $221,000 and $669,000 in the quarter and nine months, up $14,000 or 7% and $81,000 or 14% from $207,000 and $588,000 in the 2014 periods, primarily reflecting rent previously allocated to a sold unconsolidated portfolio company. Other operating expenses of $637,000 and $2,138,000 in 2015 were down $245,000 or 28% and $182,000 or 8% from $882,000 and $2,320,000 a year ago, primarily reflecting higher expense reimbursements from Medallion Bank and lower computer and other operating expenses in the quarter, and in the nine months also by lower telephone and insurance costs, partially offset by higher computer and printing expenses.

Income tax expense was $0 in the 2015 and 2014 third quarters and nine months.

Net change in unrealized appreciation on investments was $2,723,000 and $420,000 in the 2015 third quarter and nine months, compared to $1,659,000 and $9,135,000 in the 2014 third quarter and nine months, an increase in appreciation of $1,064,000 or 64% in the quarter and a decrease in appreciation of $8,715,000 or 95% in the nine months. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $3,925,000 and $12,868,000 in the 2015 quarter and nine months, compared to depreciation of $1,723,000 and appreciation of $20,000 in the 2014 periods, resulting in increased depreciation of $2,202,000 and $12,888,000 in the 2015 quarter and nine months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2015 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $6,648,000 ($13,288,000 in the nine months) and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $198,000 ($300,000 in the nine months), partially offset by unrealized depreciation on loans of $2,744,000 ($2,781,000 in the nine months), net depreciation on foreclosed property of $1,570,000 ($9,621,000 in the nine months), net unrealized depreciation on equity investments of $309,000 ($1,210,000 in the nine months), and net depreciation on other assets of $12,000 ($68,000 in the nine months). The 2014 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $3,382,000 ($9,115,000 in the nine months), reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $99,000 ($425,000 in the nine months), net unrealized appreciation on equity investments of $64,000 ($937,000 of appreciation in the nine months), net appreciation on other assets of $0 ($1,141,000 in the nine months), and reversals of unrealized depreciation associated with equity investments which were sold of $0 ($674,000 in the nine months), partially offset by net unrealized depreciation on loans of $1,173,000 ($1,493,000 in the nine months) and net depreciation on foreclosed property of $713,000 ($1,664,000 in the nine months). The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $5,000,000 and $15,889,000 in the 2015 third quarter and nine months, and were $4,000,000 and $10,000,000 in the comparable 2014 periods.

Our net realized gains on investments were $353,000 and $8,576,000 in the 2015 quarter and nine months, compared to losses of $193,000 and $1,051,000 in the 2014 quarter and nine months, an increase in realized gains of $546,000 in the quarter and $9,627,000 in the nine months. The 2015 activity reflected the reversals described in the unrealized paragraph above, and other gains on equity investments of $615,000 ($849,000 in the nine months) and reversals of $0 ($4,809,000 in the nine months) of unrealized appreciation related to sales of other controlled subsidiaries, partially offset by $53,000 ($3,296,000 of gains in the nine months) of other losses from the other controlled subsidiaries sales and net direct chargeoffs of loans of $11,000 ($78,000 in the nine months). The 2014 activity reflected the reversals described in the unrealized paragraph above and net direct chargeoffs of loans of $94,000 ($1,000 in the nine months), partially offset by other gains on equity investments of $0 ($49,000 in the nine months).

Our net realized/unrealized gains on investments were $3,076,000 and $8,996,000 in the 2015 quarter and nine months, compared to $1,466,000 and $8,084,000 in the 2014 periods, an increase of $1,610,000 and $912,000 or 11% in net gains in the 2015 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $67,485,000 with a weighted average interest rate of 3.73%, constituting 18% of our total indebtedness as of September 30, 2015. Also, as of September 30, 2015, portions of the adjustable rate debt with banks repriced at intervals of as long as four months, and certain of the certificates of deposit were for terms of up to 57 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2015, compared to the respective positions at the end of 2014 and 2013. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2015 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$3,689	$—	$—	$—	$—	$—	$—	$3,689
Adjustable rate	3,004	462	—	—	—	—	—	3,466
Fixed-rate	147,322	150,223	62,050	17,165	26,897	685	5,255	409,597
Cash	36,948	—	—	—	—	—	—	36,948

Total earning assets	$190,963	$150,685	$62,050	$17,165	$26,897	$685	$5,255	$453,700

Interest bearing liabilities
Notes payable to banks	$100,016	$27,762	$4	$—	$—	$—	$—	$127,782
Revolving lines of credit	122,618	—	—	—	—	—	—	122,618
SBA debentures	1,500	—	—	3,000	—	15,985	47,000	67,485
Preferred securities	33,000	—	—	—	—	—	—	33,000
Margin loan	27,043	—	—	—	—	—	—	27,043

Total liabilities	$284,177	$27,762	$4	$3,000	$—	$15,985	$47,000	$377,928

Interest rate gap	($93,214)	$122,923	$62,046	$14,165	$26,897	($15,300)	($41,745)	$75,772

Cumulative interest rate gap (2)	($93,214)	$29,709	$91,755	$105,920	$132,817	$117,517	$75,772	—

December 31, 2014 (2)	($160,108)	($47,283)	$73,765	$108,360	$124,790	$131,736	$84,006	—
December 31, 2013 (2)	($143,126)	($72,980)	$78,325	$122,575	$146,584	$143,584	$102,071	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (21%), (37%), and (34%), as of September 30, 2015 and December 31, 2014 and 2013, and was (14%), (19%), and (28%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($14,427) or (3%) for September 30, 2015, compared to ($53,066) or (12%) and ($30,301) or (7%) for December 31, 2014 and 2013, and was ($44,874) or (3%), ($28,650) or (2%), and ($97,043) or (8%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $453,700,000 and interest rate sensitive liabilities were $377,928,000 at September 30, 2015. The one-year cumulative interest rate gap was a negative $93,214,000 or 21% of interest rate sensitive assets, compared to a negative $160,108,000 or 37% at December 31, 2014 and $143,126,000 or 34% at December 31, 2013. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $14,427,000 or 3% at September 30, 2015. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,512,343,000 and interest rate sensitive liabilities were $1,280,057,000 at September 30, 2015. The one year cumulative interest rate gap was a negative $215,232,000 or 14% of interest rate sensitive assets, compared to a negative $257,578,000 or 19% and $341,843,000 or 28% at December 31, 2014 and 2013. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $44,874,000 or 3% at September 30, 2015.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $170,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2018. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $49,000 and $81,000 for the three and nine months ended September 30, 2015, and $43,000 and $57,000 for the comparable 2014 periods, and all are carried at $0 on the balance sheet at September 30, 2015.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $150,000,000 revolving line of credit with DZ Bank had $27,382,000 of availability, $10,400,000 was available under revolving credit agreements with commercial banks, and there were no available commitments from the SBA.

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

The components of our debt were as follows at September 30, 2015. See Note 4 to the consolidated financial statements on page 19 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Notes payable to banks	$127,782	34%	2.51%
Revolving lines of credit	122,618	32	1.89
SBA debentures	67,485	18	3.73
Preferred securities	33,000	9	2.46
Margin loan	27,043	7	1.23

Total outstanding debt	$377,928	100%	2.43

Deposits and other borrowings at Medallion Bank	902,129	—	0.98%
Total outstanding debt, including Medallion Bank	$1,280,057	—	1.41

(1)	Weighted average contractual rate as of September 30, 2015.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2015.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Notes payable to banks	$100,733	$27,045	$4	$—	$—	$—	$127,782
Revolving lines of credit	—	122,618	—	—	—	—	122,618
SBA debentures	—	—	—	3,000	—	64,485	67,485
Preferred securities	—	—	—	—	—	33,000	33,000
Margin loan	27,043	—	—	—	—	—	27,043

Total	$127,776	$149,663	$4	$3,000	$—	$97,485	$377,928

Deposits and other borrowings at Medallion Bank	369,456	259,669	183,546	81,371	8,087	—	902,129

Total, including Medallion Bank	$497,232	$409,332	$183,550	$84,371	$8,087	$97,485	$1,280,057

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in the 2015 nine months as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of September 30, 2015 by $899,000 on an annualized basis, compared to a positive impact of $1,279,000 at December 31, 2014, and the impact of such an immediate increase of 1% over a one year period would have been ($1,849,000) at September 30, 2015, compared to ($1,634,000) at December 31, 2014. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2015. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	9/30/2015 Total	12/31/2014
Cash	$13,714	$6,385	$8,727	$3,847	$4,275	$—	$36,948	$47,083
Bank loans	106,108	31,824	—	—	250	—	138,182	$179,016
Amounts undisbursed	2,400 (1)	8,000	—	—	—	—	10,400	54,500
Amounts outstanding	103,708	23,824	—	—	250	—	127,782	124,516
Average interest rate	2.35%	3.16%	—	—	7.21%	—	2.51%	2.51%
Maturity	3/16-11/16	2/16-12/16	—	—	11/15-2/18	—	11/15-2/18	1/15-4/17
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	2.46%	—	—	—	—	—	2.46%	2.36%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	150,000	—	—	—	—	150,000	$150,000
Amounts undisbursed	—	27,382	—	—	—	—	27,382	27,206
Amounts outstanding	—	122,618	—	—	—	—	122,618	122,794
Average interest rate	—	1.89%	—	—	—	—	1.89%	1.84%
Maturity	—	12/16	—	—	—	—	12/16	12/16
Margin loan	27,043	—	—	—	—	—	27,043	—
Average interest rate	1.23%	—	—	—	—	—	1.23%	—
Maturity	N/A	—	—	—	—	—	N/A	—
SBA debentures	—	—	34,000	—	33,485	—	67,485	$68,485
Amounts undisbursed	—	—	—	—	—	—	—	—
Amounts outstanding	—	—	34,000	—	33,485	—	67,485	68,485
Average interest rate	—	—	3.55%	—	3.92%	—	3.73%	3.71%
Maturity	—	—	3/21-3/26	—	3/19-9/23	—	3/19-3/26	3/15-3/25

Total cash and amounts remaining undisbursed under credit facilities	$16,114	$41,767	$8,727	$3,847	$4,275	$—	$74,730	$128,789

Total debt outstanding	$163,751	$146, 442	$34,000	$—	$33,735	$—	$377,928	$348,795

Including Medallion Bank
Cash	—	—	—	—	—	$30,230	$30,230	$30,372
Deposits and other borrowings	—	—	—	—	—	902,129	902,129	807,940
Average interest rate	—	—	—	—	—	0.98%	0.98%	0.86%
Maturity	—	—	—	—	—	10/15-7/20	10/15-7/20	1/15-9/19

Total cash and amounts remaining undisbursed under credit facilities	$16,114	$41,767	$8,727	$3,847	$4,275	$30,230	$104,960	$159,161

Total debt outstanding	$163,751	$146,442	$34,000	$—	$33,735	$902,129	$1,280,057	$1,156,735

(1)	$0 of this availability can also be used by MFC.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $27,382,000 under our revolving credit agreement with DZ Bank as of September 30, 2015. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In September 2015, the FASB issued Accounting Standards Update (ASU) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The amendments in ASU 2015-16 are to be applied prospectively upon adoption. We have adopted the provisions of ASU 2015-16, which has not had an impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” ASU 2015-15 adds SEC paragraphs whereby the SEC staff addresses the absence of guidance under ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30),” for costs related to line-of-credit arrangements. The SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not believe this update will have a material impact on our financial condition.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Additionally, the amendment removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient, limiting those disclosures to investments for which the entity has elected to measure the fair value using that practical expedient. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not believe this update will have a material impact on our disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 updates consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures in an attempt to simplify consolidation accounting. The update eliminates the presumption that a general partner should consolidate a limited partnership, it modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. The update is effective for fiscal years beginning after December 15, 2015. We do not believe adoption of the new standard will have a material impact on our financial condition or results of operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement —Extraordinary and Unusual Items (Subtopic 225-20)”. This Update eliminates from GAAP the concept of extraordinary items, simplifying income statement presentation. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not believe this update will have an impact on our results of operations.

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

Common Stock

Our common stock is quoted on NASDAQ under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of November 6, 2015, there were approximately 299 holders of record of our common stock.

On November 6, 2015, the last reported sale price of our common stock was $8.67 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2015	DISTRIBUTIONS DECLARED	HIGH	LOW
Third Quarter	$0.25	$9.23	$6.17
Second Quarter	0.25	11.01	8.35
First Quarter	0.25	10.80	9.06
2014
Fourth Quarter	$0.24	$11.84	$9.70
Third Quarter	0.24	12.73	11.14
Second Quarter	0.24	14.23	11.58
First Quarter	0.24	14.56	13.08

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through December 31, 2014	576,143	10.21	576,143	14,120,043
January 1 through September 30, 2015	413,193	7.77	413,193	24,398,115

Total	2,569,951	8.97	2,569,951

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2015, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2015 and were to conclude 180 days after the commencement of the purchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2015. In addition, based on our evaluation as of September 30, 2015, there have been no changes that occurred during the 2015 nine months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2015, we had $377,928,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.43% at September 30, 2015, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $902,129,000 of outstanding indebtedness at a weighted average borrowing cost of 0.98%.

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

Changes in the taxicab and for-hire vehicle industries have resulted in increased competition and could have a material adverse effect on our business, financial condition and operations.

There have been recent changes in the taxicab and for-hire vehicle industries that have resulted in increased competition. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. According to the Taxi and Limousine Commission, or TLC, between January 2011 and June 2015, approximately 25,000 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to 63,000 as of June 30, 2015, a 66% increase from June 2011.

In addition, the New York State legislature enacted a law on December 21, 2011, which was amended on February 17, 2012, to permit cars for-hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law the TLC has issued approximately 8,100 Street Hail Livery licenses since June 2013, of which approximately 6,400 are active.

TLC data through May 2015 has shown a 6.4% year over year reduction in the average daily New York City taxicab fare totals, including credit card tips, and a 10.9% year over year reduction in the average daily number of New York City taxicab trips. According to the TLC, total trips in the first half of 2015 were down approximately 10% to 77 million compared to the same period last year. Such reductions in fare totals and taxicab trips could be the result of the ridesharing apps, the Street Hail Livery licenses, other forms of public transportation or a combination of the foregoing.

As of September 30, 2015, 2.5% of our managed medallion loan portfolio was 90 days or more past due, compared to 0% at December 31, 2014. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. In the event that increased competition from ridesharing apps and Street Hail Livery licenses materially reduce our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions and the value of taxicab medallions, there could be a material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure would have a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions in 2014. Over approximately the last year, however, taxicab medallions have declined in value. Since December 31, 2013, the value of New York City taxicab medallions decreased by approximately 32% for individual medallions and 39% for corporate medallions.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure. A portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. Since we acquired the Chicago medallions in 2003, they had appreciated in value from $50,000 to approximately $370,000 in 2013. Over approximately the past year and a half, however, there has been a decline in the value of Chicago taxicab medallions. Since December 31, 2013, the value of Chicago taxicab medallions decreased 33%.

Decreases in the value of our medallion loan collateral has resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of all of our medallion loans was approximately 74% as of September 30, 2015 and 60% as of December 31, 2014. If taxicab medallion values continue to decline, there may be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral could be diminished, which would result in material losses on defaulted medallion loans.

A substantial decrease in the value of our Chicago medallions purchased out of foreclosure may adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we may realize significantly less than the value at which we had previously recorded such medallions.

Changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion would lead to a decrease in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure.

Every city in which we originate medallion loans, and most other major cities in the United States, limits the supply of taxicab medallions. This regulation results in supply restrictions that support the value of medallions. Actions that loosen these restrictions and result in the issuance of additional medallions into a market could decrease the value of medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market would be adversely affected. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of medallions will occur.

In New York City, Chicago, Boston, and other markets where we originate medallion loans, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses, such as rising gas prices and increase in interest rates, can render taxicab operations less profitable, could cause borrowers to default on loans from us and would adversely affect the value of our collateral.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in foreclosed properties on the consolidated balance sheet, are non-qualifying assets. As of September 30, 2015, the percentage of our total assets that were invested in non-qualifying assets were up to 28.5% on an unconsolidated basis and up to 29.7% on a consolidated basis.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of September 30, 2015, our largest investment subject to this test was our investment in Medallion Bank, representing 25.2% of our RIC assets, which was reduced to under 25% during October 2015. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

We compete for investments with other business development companies and other investment funds as well as traditional financial services companies such as commercial banks and credit unions. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than us. We may be unwilling to match our competitors’ pricing, terms, and structure of certain loans and investments opportunities due to potential risks, which may result in us earning less income than our competitors. If we are forced to match our competitors’ pricing, terms, and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is above its cost basis. As of September 30, 2015, our net unrealized appreciation on investments, other than in foreclosed properties, was $13,127,000 or 2.35% of our investment portfolio.

Uncertainty relating to the reporting of collateral values for our loans may adversely affect the value of our portfolio.

Medallion loans and the asset-based portion of the commercial loan portfolio are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect us against losses. Collateral values for medallion loans reflect recent sales prices and are typically obtained from the regulatory agency in a particular local market. Collateral values for asset based loans are confirmed through daily analysis of funds availability based on cash collection and receivables agings, confirmations obtained from a borrower’s underlying customers, and field examinations by us or third parties engaged by us. We rely on the integrity of the collateral value benchmarks obtained by the applicable regulatory agencies and other third parties. If these benchmarks are artificially influenced by market participants we could suffer losses. We have experienced a significant downward movement in collateral values that has caused a negative impact on our valuation analysis and could result in a significantly lower fair market value measurement of our portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of September 30, 2015 by approximately $899,000 on an annualized basis, compared to a positive impact of $1,279,000 at December 31, 2014, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($1,849,000) at September 30, 2015, compared to ($1,634,000) at December 31, 2014. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of September 30, 2015, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans, which in turn represented 45% of our managed net investment portfolio. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At September 30, 2015, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceedings are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. See page 43 for additional information regarding this matter.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of September 30, 2015 and December 31, 2014. Filed herewith.

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

Date: November 9, 2015

By:	/s/ Alvin Murstein

Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.