Form 10-K
period 2015-12-31
MEDALLION FINANCIAL CORP
filed 2016-03-07
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2015 was $176,474,929.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 7, 2016 was 24,346,479.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2015, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2015 FORM 10-K ANNUAL REPORT

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

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 4%, and our commercial loan portfolio at a compound annual growth rate of 4% (9% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,655,000,000 as of December 31, 2015 and $1,497,000,000 as of December 31, 2014, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $254,000,000 or $14.31 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $485,814,000 as of December 31, 2015. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the Investment Company Act of 1940, or the 1940 Act.

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

Below is our organizational structure reflecting our consolidated and unconsolidated subsidiaries.

(1)	An SBIC and a RIC which originates and services taxicab medallion and commercial loans.
(2)	An SBIC which is our primary taxicab medallion lending company.
(3)	An SBIC and a RIC which conducts a mezzanine financing business.
(4)	Formed for the purpose of holding and managing equity investments in a racing team, an equipment manufacturing business, and an airport and food retail business.
(5)	Formed for the purpose of owning medallion loans originated by Medallion Funding.
(6)	Formed for purpose of owning and leasing repossessed Chicago taxicab medallions.
(7)	Formed for the purpose of issuing unsecured preferred securities to investors.
(8)	A Utah industrial bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities.
(9)	Formed for the purpose of conducting loan servicing activities.
(10)	Formed for the purpose of holding an equity investment in a professional lacrosse team.
(11)	Formed for the purpose of holding and managing a hotel investment and such investment was sold in March 2015.
(12)	Formed for the purpose of engaging in art dealing.
(13)	Formed for the purpose of engaging in general consulting services.
(14)	Formed for the purpose of holding an equity investment in a racing team.

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, motorcycles, and trailers, and to finance small scale home improvements.

The following chart shows the components of our $1,501,555,000 managed net investment portfolio as of December 31, 2015.

(Dollars in thousands)	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$308,408	$332,496	$640,904
Commercial loans	81,895	43,987	125,882
Consumer loans	—	619,887	619,887
Investments in Medallion Bank and other controlled subsidiaries	159,913	(137,298)	22,615
Investment securities	49,884	35,524	85,408
Equity investments	6,859	—	6,859

Net investment portfolio	$606,959	$894,596	$1,501,555

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

Medallion Loans

Taxi medallion loans of $308,408,000 comprised 51% of our $606,959,000 net investment portfolio as of December 31, 2015, compared to $311,894,000 or 59% of our $527,601,000 net investment portfolio as of December 31, 2014. Managed taxi medallion loans of $640,904,000 comprised 43% of our $1,501,555,000 managed net investment portfolio as of December 31, 2015, compared to $677,155,000 or 52% of our $1,310,685,000 managed net investment portfolio as of December 31, 2014. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $667,863,000 as of December 31, 2015, compared to $704,813,000 as of December 31, 2014. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately $3,539,000,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised 69% and 68% of the value of the medallion loan portfolio as of December 31, 2015 and 2014, and were 74% on a managed basis. Based on taxi medallion values published by the New York City Taxi and Limousine Commission, or TLC, we estimate that the total value of all of New York City taxicab medallions and related assets such as the vehicle, taximeter, and roof lights exceeded $10.7 billion as of December 31, 2015. We estimate that the total value of all taxicab medallions and related assets in our major US markets exceeded $13.5 billion as of December 31, 2015.

Although some of the medallion loans have from time to time been in arrears or in default, our loss experience on medallion loans has been negligible to date. We believe that our medallion loan portfolio is of good credit quality as all of our medallion loans are secured by the medallion and enhanced with personal guarantees of the shareholders and owners. When a borrower defaults on a loan, we can repossess the medallion collateralizing that loan. If the loan is not brought current, the medallion is sold in the traditionally active market and personal guarantees are pursued.

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2015. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on page F-32.

(Dollars in thousands)	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	774	74%	3.61%	$479,588
Chicago	266	14	4.92	92,704
Newark	146	5	5.23	31,659
Boston	66	4	4.58	29,660

Cambridge	22	2	4.40	12,302
Other	44	1	7.80	3,805

Total managed medallion loans	1,318	100%	3.96	649,718

Deferred loan acquisition costs				760
Unrealized depreciation on loans				(9,574)

Net managed medallion loans				$640,904

(1)	Based on principal balance outstanding at December 31, 2015.
(2)	Based on the contractual rates of the portfolios at December 31, 2015.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City, except as discussed below. As reported by the TLC, individual (owner-driver) medallions sold for approximately $715,000 and corporate medallions sold for approximately $793,000 as of December 31, 2015. Individual medallions are issued to an owner-driver who must drive the taxicab for a minimum number of hours in each calendar year whereas corporate medallions are medallions that can be aggregated by businesses, leased to drivers, and operated for more than one shift. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 13,630 medallions outstanding as of December 31, 2015 shall remain divided into 5,733 individual medallions and 7,897 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York City auctioned 600 additional medallions during 2004, 308 during 2006, 89 during 2008, 200 in 2013, and 206 in 2014. The medallions auctioned in 2006 were restricted to hybrid fuel vehicles and wheelchair accessible vehicles. In addition, New York City auctioned an additional 63 medallions for wheelchair accessible vehicles in 2007. There was a 25% fare increase which took effect in May 2004 and a 17% fare increase that took effect in September 2012. The New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pick up street hails in the boroughs outside Manhattan. Pursuant to the law, the TLC began issuing Street Hail Livery licenses in June 2013.

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

Most New York City medallion transfers are handled through approximately 24 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 24% of the loans originated during 2015, and 28% for 2014. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions sold for approximately $239,000 as of December 31, 2015. Pursuant to a municipal ordinance, the number of outstanding medallions is capped at 6,995 as of December 31, 2015. We estimate that the total value of all Chicago medallions and related assets is over $1,741,755,000 as of December 31, 2015.

The Boston Market. We estimate that Boston medallions sold for approximately $389,000 as of December 31, 2015. The number of Boston medallions is capped at 1,825 as of December 31, 2015. We estimate that the total value of all Boston medallions and related assets is over $732,409,000 as of December 31, 2015.

The Newark Market. We estimate that Newark medallions sold for approximately $321,000 as of December 31, 2015. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $196,350,000 as of December 31, 2015.

The Cambridge Market. We estimate that Cambridge medallions sold for approximately $301,000 as of December 31, 2015. The number of Cambridge medallions is 257 as of December 31, 2015. We estimate that the total value of all Cambridge medallions and related assets is over $80,055,000 as of December 31, 2015.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2015, we and Medallion Bank have originated more than $908,067,000 of commercial loans. Commercial loans of $81,895,000 comprised 14% of our $606,959,000 net investment portfolio as of December 31, 2015, compared to $71,149,000 or 14% of our $527,601,000 net investment portfolio as of December 31, 2014. Managed commercial loans of $125,882,000 comprised 8% of our $1,501,555,000 net investment portfolio as of December 31, 2015, compared to $114,404,000 or 9% of our $1,310,685,000 managed net investment portfolio as of December 31, 2014. We have worked to increase our commercial loan activity in recent years, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 6% since 1996. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We focus our marketing efforts on the manufacturing, retail trade, professional, scientific, and technical services and other services. The majority of our commercial borrowers are located in the New York metropolitan area and the Midwest. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 668 basis points over the prevailing prime rate at year end, up from 595 basis points over prime at the end of 2014. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged 2.5% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2015. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on F-30.

(Dollars in thousands)	# of Loans	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial loans
Secured mezzanine	33	53%	13.59%	$67,849
Asset-based	49	34	5.31	44,620
Other secured commercial	89	13	9.34	16,386

Total managed commercial loans	171	100%	10.18	128,855

Deferred loan acquisition income				(116)
Unrealized depreciation on loans				(2,857)

Net managed commercial loans				$125,882

(1)	Based on principal balance outstanding at December 31, 2015.
(2)	Based on the contractual rates of the portfolios at December 31, 2015.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, more than 70% of which are located in the Midwest and Northeast regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $1,000,000 to $5,000,000, and represent approximately 53% of our managed commercial loan portfolio as of December 31, 2015, and were 47% as of December 31, 2014. Frequently, we also receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Asset Based Loans. Through our Medallion Business Credit division, we source, originate, manage, and service asset-based loans to small businesses which require working capital credit facilities ranging from $500,000 to $9,300,000. Medallion Business Credit refers most of its potential commercial loans to Medallion Bank to originate, so that we can benefit from Medallion Bank’s lower cost of funds. Additionally, from time to time, Medallion Business Credit also sells and purchases loan participations to and from independent third party lenders. Together, these loans represent approximately 34% of the managed commercial loan portfolio as of December 31, 2015, and were 37% as of December 31, 2014. These commercial loans are generally secured principally by the borrower’s accounts receivable, but may also be secured by inventory, machinery, equipment, and/or real estate, and are generally personally guaranteed by the principals. Currently, our clients are mostly located in the New York metropolitan area, and include wholesale and retail trade, transportation and warehousing, professional, scientific, and technical services, and other industrial and services businesses. We had successfully originated 49 commercial loans as of December 31, 2015.

Other Secured Commercial Loans. We originate, primarily through our subsidiary Freshstart, other commercial loans that are focused on retail trade businesses, which are typically located within 200 miles of New York City. These commercial loans are generally secured by all of the assets of the businesses and are generally personally guaranteed by the principals. Frequently, we receive assignments of lease from our borrowers. The loans generally range in size from under $100,000 to approximately $8,300,000. These loans represented approximately 13% of the managed commercial loan portfolio as of December 31, 2015, and were 16% as of December 31, 2014. Historically, most of the portfolio has consisted of fixed-rate loans.

Consumer Loans. Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $619,887,000 comprised 41% of our $1,501,555,000 managed net investment portfolio as of December 31, 2015, compared to $472,547,000 or 36% of our $1,310,685,000 managed net investment portfolio as of December 31, 2014. The loans are collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements, located in all 50 states. The portfolio is serviced by a large third party servicer. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

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

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with brokers in the medallion market and dealers in the consumer market. We believe that our relationships with brokers and dealers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of broker and dealer relationships in our target markets over the last 50 years. We believe that our management team’s relationships with these brokers and dealers have and will continue to provide us with significant investment opportunities. In 2015, 20% of our managed originated medallion and commercial loans and 100% of our consumer loans were generated by brokers and dealers.

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

Leverage the skills of our experienced management team. Our management team is led by our Chief Executive Officer, Mr. Alvin Murstein, and our President, Mr. Andrew M. Murstein. Alvin Murstein has over 60 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses, and Andrew M. Murstein is the third generation in his family to participate in the business and has over 25 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses. The other members of our management team have broad investment backgrounds, with prior experience at specialty finance companies, middle market commercial banks, and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

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

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the years indicated.

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Net investments at beginning of year	$1,310,685	$1,144,596	$1,048,635
Investments originated (1)	492,127	469,816	649,776
Repayments of investments (1)	(288,783)	(288,649)	(532,220)
Net realized losses on investments	(3,902)	(12,290)	(5,163)
Net increase in unrealized appreciation (depreciation) (2)	3,286	8,661	(3,841)
Transfers to other assets/liabilities, net	(8,553)	(8,413)	(9,519)
Amortization of origination costs	(3,305)	(3,036)	(3,072)

Net increase in investments	190,870	166,089	95,961

Net investments at end of year	$1,501,555	$1,310,685	$1,144,596

(1)	Includes refinancings.
(2)	Excludes net unrealized appreciation (depreciation) of ($10,839), ($1,759), and $6,647 for the years ended December 31, 2015, 2014, and 2013 related to investments other than securities and other assets.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). We estimate that the weighted average loan-to-value ratio of all of the medallion loans was 76% as of December 31, 2015. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a five to twenty-five year schedule, subject to a balloon payment of all outstanding principal at maturity. Historically, we have originated loans with one-to-five year maturities where interest rates are adjusted and a new maturity period set. In most cases, borrowers may prepay medallion loans upon payment of a fee of approximately 1% to 2%.

We generally retain the medallion loans we originate; however, from time to time, we participate or sell shares of some loans or portfolios to interested third party financial institutions. In these cases, we retain the borrower relationships and service the sold loans.

Commercial Loans. We have typically originated commercial loans in principal amounts generally ranging from under $100,000 to $9,300,000, and occasionally, have originated loans in excess of that amount. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid with a fee ranging from 30 to 120 days’ interest. The term of, and interest rate charged on, certain of our outstanding loans are subject to SBA regulations. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans. We believe that the increased yield on commercial loans compensates for their higher risk relative to medallion loans and further illustrates the benefits of diversification.

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

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around ten years. Interest rates offered are fixed. Borrowers may prepay consumer loans without any prepayment penalty. In general, Medallion Bank has established relationships with dealers in the industry, who are the sources for most of the customers of Medallion Bank.

Marketing, Origination, and Loan Approval Process

We employ 36 loan originators to originate medallion, commercial, and consumer loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the chief executive officer and/or the chief credit officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with recreational vehicle and boat dealers, and home improvement contractors throughout our market area.

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

The table below summarizes our sources of available funds and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2015. See Note 4 to the consolidated financial statements for additional information about each credit facility.

Consolidated sources of funds (Dollars in thousands)	Total
Cash	$30,912
Bank loans	$133,997
Amounts undisbursed	11,568
Amounts outstanding	122,429
Average interest rate	2.60%
Maturity	2/16-12/20
Preferred securities	$33,000
Average interest rate	2.58%
Maturity	9/37
Lines of credit	$135,000
Amounts undisbursed	5,482
Amounts outstanding	129,518
Average interest rate	2.05%
Maturity	12/16
Margin loans	$45,108
Average interest rate	1.48%
Maturity	N/A
SBA debentures	$77,485
Amounts undisbursed	3,000
Amounts outstanding	74,485
Average interest rate	3.52%
Maturity	3/19-3/26

Total cash and amounts remaining undisbursed under credit facilities	$50,962

Total debt outstanding	$404,540

Medallion Bank sources of funds
Cash	$23,094
Deposits and other borrowings	908,896
Average interest rate	1.04%
Maturity	1/16-12/20

Total cash and amounts remaining undisbursed under credit facilities, including Medallion Bank	$74,056

Total debt outstanding, including Medallion Bank	$1,313,436

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 54.

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

Employees

As of December 31, 2015 we employed 143 persons, including 58 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

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

In order to qualify as a RIC for US federal income tax purposes, we must, among other things:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or foreign currencies, or other income derived with respect to our business of investing in such stock or securities or currencies, and net income derived from interests in “qualified publicly traded partnerships” (i.e., partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends, capital gains, and other traditionally permitted mutual fund income described in this paragraph) or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, US Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than US Government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. We refer to these two requirements as the Diversification Tests.

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

Dividends paid by us to non-US shareholders are generally subject to withholding at a 30% rate or a reduced rate specified by an applicable income tax treaty to the extent derived from net investment company income. In order to obtain a reduced rate of withholding, a non-US shareholder will be required to provide an IRS Form W-8BEN or IRS Form W-8BEN-E certifying its entitlement to benefits under a treaty. The withholding tax does not apply to regular dividends paid to a non-US shareholder who provides a Form W-8ECI, certifying that the dividends are effectively connected with the non-US shareholder’s conduct of a trade or business within the United States. Instead, the effectively connected dividends will be subject to regular US income tax as if the non-US shareholder were a US shareholder. A non-US corporation receiving effectively connected dividends may also be subject to additional “branch profits tax” imposed at a rate of 30% (or lower treaty rate). A non-US shareholder who fails to provide an IRS Form W-8BEN or IRS Form W-8BEN-E or other applicable form may be subject to backup withholding at the appropriate rate.

In general, US federal withholding tax will not apply to any gain or income realized by a non-US shareholder in respect of any distributions of net long-term capital gains over net short-term capital losses, exempt-interest dividends, or upon the sale or other disposition of shares of our common stock.

Properly reported dividends are generally exempt from US federal withholding tax where they (i) are paid in respect of our “qualified net interest income” (generally, our US source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). However, depending on certain circumstances, we may report all, some, or none of our potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a non-US shareholder would need to comply with applicable certification requirements relating to its non-US status (including, in general, furnishing an IRS Form W-8BEN or substitute Form). In the case of shares held through an intermediary, the intermediary could withhold even if we designate the payment as qualified net interest income or qualified short-term capital gain. Non-US shareholders should contact their intermediaries with respect to the application of these rules to their accounts.

A 30% withholding tax is currently imposed on dividends, and will be imposed on certain redemption proceeds paid after December 31, 2018, to foreign financial institutions including non-US investment funds and certain other non-financial foreign entities unless they comply with certain information reporting requirements. Non-US persons holding our common shares and warrants should consult with their tax advisors as to the effect of any such withholding tax on their investments.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. Certain of these limits are not applicable to our investments in our wholly-owned SBIC subsidiaries. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our policies are fundamental, and each may be changed without stockholder approval.

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

(c)	satisfies any of the following:

•	does not have any class of securities listed on a national securities exchange, or has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

•	is controlled by a BDC or a group of companies including a BDC, and the BDC in fact exercises a controlling influence on the management or policies of such eligible portfolio company and, as a result of such control, has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in transactions not involving any public offering from a US issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, US Government securities or high-quality debt securities maturing in one year or less from the time of investment.

(7)	Subject to certain conditions, securities issued by a company that met the definition of eligible portfolio company at the time of our initial investment but subsequently does not meet the definition because the company no longer meets the definition set forth above.

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

Regulation by the SBA

Medallion Funding, Medallion Capital, and Freshstart each operate as SBICs. The SBIA authorizes the organization of SBICs as vehicles for providing equity capital, long term financing, and management assistance to small business concerns. The SBIA and the SBA regulations define a “small business concern” as a business that is independently owned and operated, which does not dominate its field of operation, and which (i) has a net worth, together with any affiliates, of $18.0 million or less and average annual net income after US federal income taxes for the preceding two years of $6.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under SBA regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. In addition, at the end of each year, at least 25% of the total amount of loans made after April 25, 1994 must be made in “smaller businesses” which have a net worth of $6.0 million or less, and average net income after federal income taxes for the preceding two years of $2.0 million or less. SBA regulations also prohibit an SBIC from providing funds to a small business concern for certain purposes, such as relending and reinvestment.

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

Under current SBA Regulations, the maximum rate of interest that Medallion Funding may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA Regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2015, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2015, our outstanding medallion loans had a weighted average rate of interest 4.09% and our outstanding commercial loans had a weighted average rate of interest of 12.80%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years; loans to disadvantaged businesses also may be for a minimum term of one year.

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

Regulation of Medallion Bank as an Industrial Bank

In May 2002, we formed Medallion Bank, which received approval from the FDIC for federal deposit insurance in October 2003. Medallion Bank, a Utah-chartered industrial bank, is a depository institution subject to regulatory oversight and examination for safety and soundness by both the FDIC and the Utah Department of Financial Institutions. Numerous other federal and state laws and regulations govern almost all aspects of Medallion Bank’s operations and, to some degree, our operations and those of our non-bank subsidiaries as institution-affiliated parties. Under its banking charter, Medallion Bank is empowered to make consumer and commercial loans, and may accept all FDIC-insured deposits other than demand deposits (checking accounts). Medallion Bank provides stable and low-cost bank deposit funding for our key lending business activities.

In addition, the FDIC has regulatory authority to prohibit Medallion Bank from engaging in any unsafe or unsound practice in conducting its business.

Medallion Bank is subject to risk-based and leverage capital standards issued by the federal banking regulators. These standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under the risk-based capital standards, assets and off-balance sheet items are assigned to broad risk categories, each with designated weights, and the resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

In July 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency adopted the U.S. Basel III capital rules, which implement many aspects of the Basel Committee on Banking Supervision’s Basel III capital framework and are aimed at increasing both the quantity and quality of regulatory capital. The requirements in the U.S. Basel III capital rules began to phase in on January 1, 2015, for many covered banking organizations, including Medallion Bank. Most requirements in the U.S. Basel III capital rules will be fully phased in by January 1, 2019. Because Medallion Bank was already subject to a capital maintenance agreement with the FDIC that required it to hold capital in excess of the then applicable capital requirements, we do not believe that the U.S. Basel III capital rules will have a material impact on Medallion Bank’s business.

Under the U.S. Basel III capital rules, Medallion Bank is subject to the following minimum capital ratios:

•	a new Common Equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6%;

•	a Total risk-based capital ratio of 8%; and

•	a Tier 1 leverage ratio of 4%.

In addition, Medallion Bank is subject to a Common Equity Tier 1 capital conservation buffer on top of the minimum risk-based capital ratios, which is being phased in over three years beginning January 1, 2016. Including the buffer, by January 1, 2019, Medallion Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0%, a Tier 1 risk-based capital ratio of greater than 8.5% and a total risk-based capital ratio of greater than 10.5%. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of qualifying minority interests that are in the form of common stock.

The U.S. Basel III capital rules retain or modify certain deductions from and adjustments to regulatory capital and also provide for new ones. In addition, the U.S. Basel III capital rules provide for limited recognition in Common Equity Tier 1 capital, and deduction from Common Equity Tier 1 capital above certain thresholds, of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities).

For purposes of calculating the denominator of the three risk-based capital ratios, the assets of covered banking organizations are given risk weights that, under the U.S. Basel III capital rules, range from 0% to 1,250%, depending on the nature of the asset. Direct obligations of the U.S. Treasury or obligations unconditionally guaranteed by the U.S. government have a 0% risk weight, while general obligation claims on states or other political subdivisions of the United States are assigned a 20% risk weight, except for municipal or state revenue bonds, which have a 50% risk weight. Most first-lien residential mortgage exposures that are prudently underwritten and performing according to their original terms carry a 50% risk weight, with a 100% risk weight for other residential mortgage exposures. In addition, certain off-balance sheet items are assigned credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk weight is applied. For example, the unused portion of unconditionally cancellable commitments is assigned a 0% conversion factor, while self-liquidating, transaction-related contingent items with an original maturity of one year or less and the amount of a commitment with an initial maturity of one year or less that is not unconditionally cancellable by the covered banking organization are converted at 20%. Transaction-related contingencies such as bid bonds and standby letters of credit backing nonfinancial obligations, as well as the amount of a commitment with an original maturity of more than one year that is not unconditionally cancellable, have a 50% conversion factor. General guarantees and standby letters of credit backing financial obligations are given a 100% conversion factor.

In addition, pursuant to provisions of the FDIC Improvement Act of 1991, or FDICIA, and related regulations with respect to prompt corrective action, FDIC-insured institutions such as Medallion Bank may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are well capitalized. The U.S. Basel III capital rules revised the capital threshold to be well capitalized. Effective January 1, 2015, in order to qualify as well capitalized, an insured depository institution must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5% , a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 5.0%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

Pursuant to a capital maintenance agreement with the FDIC, we and Medallion Bank have agreed that the capital levels of Medallion Bank will at all times meet or exceed the levels required for Medallion Bank to be considered well-capitalized under the FDIC rules and regulations, that Medallion Bank’s Tier 1 capital to total assets leverage ratio will be maintained at not less than 15%, and that Medallion Bank will maintain an adequate allowance for loan and lease losses.

Medallion Bank is also subject to certain federal laws that restrict and control its ability to extend credit and provide or receive services between affiliates. Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder limit the transfer of funds by a depository institution to certain of its affiliates, including us, in the form of loans, extensions of credit, investments, or purchases of assets. Sections 23A and 23B and Regulation W also require generally that the depository institution’s transactions with its affiliates be on terms no less favorable to Medallion Bank than comparable transactions with unrelated third parties.

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

There have been recent changes in the taxicab and for-hire vehicle industries that have resulted in increased competition in all of our taxi medallion markets. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. According to the Taxi and Limousine Commission, or TLC, between January 2015 and January 2016, approximately 13,000 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to approximately 72,000 as of January 31, 2016, a 22% increase from January 2015.

In addition, the New York State legislature enacted a law on December 21, 2011, which was amended on February 17, 2012, to permit cars for-hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law the TLC has issued approximately 8,100 Street Hail Livery licenses since June 2013, of which approximately 6,100 are active.

TLC six month data through June 2015 has shown a 5.2% reduction in the average daily New York City taxicab fare totals, including tips, compared to the same period in 2014, and an 8.5% reduction in the average daily number of New York City taxicab trips. Such reductions in fare totals and taxicab trips are likely the result of a combination of ridesharing apps, Street Hail Livery licenses, and other forms of public transportation.

As of December 31, 2015, 4.1% of our managed medallion loan portfolio and 3.0% of our on-balance sheet was 90 days or more past due, compared to 0% at December 31, 2014. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. Increased competition from ridesharing apps and Street Hail Livery licenses has reduced our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions and the value of taxicab medallions. If these trends continue and intensify, there would be a material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure would have a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions in 2014. Over approximately the last year, however, taxicab medallions have declined in value. Since the September 30, 2014 peak valuation, the value of New York City taxicab medallions decreased by approximately 32% for individual medallions and 40% for corporate medallions.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. Since we acquired the Chicago medallions in 2003, they had appreciated in value from $50,000 to approximately $370,000 in 2013. Over approximately the past year and a half, however, there has been a decline in the value of Chicago taxicab medallions. Since December 31, 2013, the value of Chicago taxicab medallions decreased 35%.

Decreases in the value of our medallion loan collateral has resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of all of our medallion loans was approximately 76% as of December 31, 2015 and 60% as of December 31, 2014. If taxicab medallion values continue to decline, there would be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral would be diminished, which would result in material losses on defaulted medallion loans which would have a material adverse effect on our business. A substantial decrease in the value of our Chicago medallions purchased out of foreclosure would adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we would realize less than the value at which we had previously recorded such medallions.

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

As of December 31, 2015, we had $404,540,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.47% at December 31, 2015, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $908,896,000 of outstanding indebtedness at a weighted average borrowing cost of 1.04%.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted in 2010. The Dodd-Frank Act significantly changed federal financial services regulation and affects, among other things, the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. In addition to the statutory requirements under the Dodd-Frank Act, the legislation also delegated authority to US banking, securities and derivatives regulators to impose additional restrictions through required rulemaking. The Dodd-Frank Act requires a company that owns an industrial bank to serve as a “source of strength” to the institution. We believe that we have historically served, and will serve in the future, as a source of strength to our industrial bank subsidiary, Medallion Bank. We do not believe that the codification of this requirement under the Dodd-Frank Act materially impacts our obligations. A company that owns an industrial bank is also subject to the Dodd-Frank Act “Volcker Rule.” We do not believe that the “Volcker Rule” materially impacts our operations as presently conducted.

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

We expect, however, to see an increase over time in regulatory scrutiny and enforcement in the area of consumer financial products regulation, as a result of the establishment of the Consumer Financial Protection Bureau, or the CFPB, by the Dodd-Frank Act. The CFPB is responsible for interpreting and enforcing a broad range of consumer protection laws that govern the provision of deposit accounts and the making of loans, including the regulation of mortgage lending and servicing and automobile finance. While Medallion Bank’s size currently falls below the threshold that would give the CFPB direct authority over it, Medallion Bank’s existing bank supervisors may pursue similar policies and make similar information requests to those of the CFPB with respect to consumer financial products and other matters within the scope of the CFPB’s authority. We believe that the CFPB’s regulatory reforms, together with other provisions of the Dodd-Frank Act, and increased regulatory supervision, may increase our cost of doing business, impose new restrictions on the way in which we conduct our business, or add significant operational constraints that might impair our profitability.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in investments other than securities on the consolidated balance sheet, are non-qualifying assets. As of December 31, 2015, the percentage of our total assets that were invested in non-qualifying assets were up to 28.6% on an unconsolidated basis and up to 29.1% on a consolidated basis.

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

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, and at least 90% of our net tax-exempt income. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities, or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of December 31, 2015, our largest investment subject to this test was our investment in Medallion Bank, representing 24.97% of our RIC assets. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

We are very much affected by the legal, regulatory, tax and accounting regimes under which we operate. We periodically evaluate whether those regimes and our existing corporate structure are the optimum means for the operation and capitalization of our business. As a result of these evaluations, we may decide to proceed with structural and organizational changes (certain of which may require the approval of our shareholders), which could result in material dispositions of various assets, changes in our corporate form, termination of our election to be regulated as a BDC, our conversion from an investment company to an operating company or other fundamental changes. If we were no longer an investment company, our accounting practices would change and, for example, lead to the consolidation of certain majority owned companies with which we do not now consolidate as an investment company. Additionally, if we were no longer an investment company, our shareholders would not benefit from the investor protections provided by the 1940 Act. We may incur certain costs in completing these evaluations and may receive no benefit from these expenditures, particularly if we do not proceed with any changes. No decisions have been made with respect to any such changes and there is no timetable for making any decisions, including any decision not to proceed with any such changes.

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

We depend on cash flow from our subsidiaries to make distribution payments to our shareholders.

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make distribution payments to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to total assets). Medallion Bank may be restricted from declaring and paying dividends if doing so were to cause it to fall below a 15% leverage ratio.

Medallion Bank’s use of brokered deposit sources for its deposit-gathering activities may not be available when needed.

Medallion Bank relies on the established brokered deposit market to originate deposits to fund its operations. Medallion Bank’s brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. While Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of deposits. If the capital levels at Medallion Bank fall below the “well-capitalized” level as defined by the FDIC or the capital level currently required by the FDIC pursuant to its capital maintenance agreement, or if Medallion Bank experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly, and the ability of Medallion Bank to raise deposits from this source could be impaired. Brokered deposits may also not be as stable as other types of deposits. Medallion Bank’s ability to manage its growth to stay within the “well-capitalized” level, and the capital level currently required by the FDIC pursuant to its capital maintenance agreement, which is also considerably higher than the level required to be classified as “well-capitalized”, is critical to Medallion Bank’s retaining open access to this funding source. For more information, see “Regulation of Medallion Bank as an Industrial Bank.”

Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, market conditions for loans (e.g., values used by other lenders and any active bid/ask market), comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is above its cost basis. As of December 31, 2015, our net unrealized appreciation on investments, other than on investments other than securities, was $15,527,000 or 2.63% of our investment portfolio.

Uncertainty relating to the reporting of collateral values for our loans may adversely affect the value of our portfolio.

Medallion loans and the asset-based portion of the commercial loan portfolio are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect us against losses. Collateral values for medallion loans reflect recent sales prices and are typically obtained from the regulatory agency in a particular local market. Collateral values for asset based loans are confirmed through daily analysis of funds availability based on cash collection and receivables agings, confirmations obtained from a borrower’s underlying customers, and field examinations by us or third parties engaged by us. We rely on the integrity of the collateral value benchmarks obtained by the applicable regulatory agencies and other third parties. If these benchmarks are artificially influenced by market participants we could suffer losses. We have experienced a significant downward movement in medallion collateral values which may continue, and has caused a negative impact on our valuation analysis and could result in a significantly lower fair market value measurement of our portfolio.

We require an objective benchmark in determining the fair value of our portfolio. If the benchmarks that we currently use are deemed to be unreliable, we will need to use other intrinsic factors in determining the collateral values for our loans.

Failure to obtain an extension of our existing credit facilities could have a material adverse effect on our results of operations and financial position.

We utilize secured revolving credit facilities and other facilities to fund our investments. We cannot guarantee that our credit facilities will continue to be available beyond their current maturity dates on reasonable terms or at all or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. The availability of revolving credit facilities depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of the banks that participate in our credit facilities and the availability of bank liquidity in general. If the credit facilities are not renewed or extended by our lenders by their maturity dates, we will not be able to make further borrowings under the facilities after they mature and the outstanding principal balances under such facilities will be due and payable at maturity. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, our financial condition would be adversely affected and our lenders may foreclose on the property securing such indebtedness. If we are unable to extend or replace these facilities or arrange new credit facilities or other types of interim financing, we may need to curtail or suspend loan origination and funding activities which could have a material adverse effect on our results of operations and financial position.

We are subject to certain financial covenants and other restrictions under our loan and credit arrangements, which could affect our ability to finance future operations or capital needs or to engage in other business activities.

Our loan and credit agreements contain financial covenants and other restrictions relating to borrowing base eligibility, tangible net worth, net income, leverage ratios, shareholders’ equity and collateral values. Our ability to meet these financial covenants and restrictions could be affected by events beyond our control, such as a substantial decline in collateral values or a rise in borrower delinquencies. A breach of these covenants could result in an event of default under the applicable debt instrument. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. Certain other events can constitute an event of default. In addition, an event of default under the credit agreements would permit the lenders under our credit facilities to terminate all commitments to extend further credit under the facilities. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of the related notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Based on the foregoing factors, the operating and financial restrictions and covenants in our current credit agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2015 by approximately $692,000 on an annualized basis, compared to a positive impact of $1,279,000 at December 31, 2014, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($1,855,000) at December 31, 2015, compared to ($1,634,000) at December 31, 2014. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of December 31, 2015, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans, which in turn represented 43% of our managed net investment portfolio. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At December 31, 2015, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. See page 46 for additional information regarding this matter.

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

We lease approximately 19,000 square feet of office space in New York City for our corporate headquarters under a lease expiring in April 2027, and lease a facility in Long Island City, New York, of approximately 6,000 square feet for certain corporate back-office operations. We also lease office space for loan origination offices and subsidiary operations in Boston, MA, Chicago, IL, Cleveland, OH, and Minneapolis, MN. Medallion Bank leases space in Salt Lake City, UT, and Seattle, WA. We do not own any real property, other than foreclosed properties obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2010 and compares the Company’s Common Stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2010 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulatiave Total Return

Based on Initial Investment of $100 on December 31, 2010

with dividends reinvested

Our common stock is quoted on NASDAQ under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of March 4, 2016, there were approximately 210 holders of record of our common stock.

On March 4, 2016, the last reported sale price of our common stock was $8.76 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

	DISTRIBUTIONS DECLARED	HIGH	LOW
2015
Fourth Quarter	$0.25	$8.76	$6.36
Third Quarter	0.25	9.23	6.17
Second Quarter	0.25	11.01	8.35
First Quarter	0.25	10.80	9.06

2014
Fourth Quarter	$0.24	$11.84	$9.70
Third Quarter	0.24	12.73	11.14
Second Quarter	0.24	14.23	11.58
First Quarter	0.24	14.56	13.08

Information about our equity compensation plans is incorporated by reference in all information under the caption “Equity Compensation Plan Information” included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2016.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through December 31, 2014	576,143	10.21	576,143	14,120,043
January 1 through December 31, 2015	413,193	7.77	413,193	24,398,115

Total	2,569,951	8.97	2,569,951

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2015, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2015 and were to conclude 180 days after the commencement of the purchases.

ITEM 6. SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.

	Year ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Statement of operations
Investment income	$42,653	$41,068	$34,929	$32,344	$37,227
Interest expense	9,422	8,543	8,361	10,858	13,538

Net interest income	33,231	32,525	26,568	21,486	23,689
Noninterest income	319	509	1,282	1,135	1,185
Operating expenses	16,724	17,889	15,661	13,856	14,111

Net investment income before income taxes	16,826	15,145	12,189	8,765	10,763
Income tax (provision) benefit	—	—	—	—	—

Net investment income after income taxes	16,826	15,145	12,189	8,765	10,763
Net realized gains (losses) on investments	7,636	(5,607)	692	(6,731)	(546)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	16,830	15,643	5,060	7,896	7,668
Net change in unrealized appreciation (depreciation) on investments (1)	(2,295)	6,412	1,020	5,077	(3,002)
Net change in unrealized appreciation on investments other than securities	(9,621)	(2,901)	6,815	9,510	4,280

Net increase in net assets resulting from operations	$29,376	$28,692	$25,776	$24,517	$19,163

Per share data
Net investment income	$0.69	$0.60	$0.55	$0.43	$0.61
Income tax (provision) benefit	—	—	—	—	—
Net realized gains (losses) on investments	0.31	(0.22)	0.03	(0.33)	(0.03)
Net change in unrealized appreciation on investments (1)	0.20	0.76	0.58	1.11	0.51

Net increase in net assets resulting from operations	$1.20	$1.14	$1.16	$1.21	$1.09

Distributions declared per share	$1.00	$0.96	$0.90	$0.85	$0.74

Weighted average common shares outstanding
Basic	24,315,427	24,850,496	21,850,415	19,912,883	17,426,097
Diluted	24,391,959	25,073,323	22,225,783	20,180,694	17,659,831

Balance sheet data
Net investments	$606,959	$527,601	$473,157	$455,010	$451,835
Total assets	689,050	632,287	595,053	543,465	537,031
Total funds borrowed	404,540	348,795	314,958	322,770	357,779
Total liabilities	410,962	357,617	321,558	327,147	365,527
Total shareholders’ equity	278,088	274,670	273,495	216,318	171,504

Managed balance sheet data (2)
Net investments	$1,501,555	$1,310,685	$1,144,596	$1,048,635	$956,626
Total assets	1,631,118	1,469,751	1,305,809	1,174,124	1,080,239
Total funds borrowed	1,313,436	1,156,735	997,295	924,921	872,108
Total liabilities	1,353,030	1,195,081	1,032,314	957,806	908,735

	Year ended December 31,
	2015	2014	2013	2012	2011
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	2.59%	2.51%	2.19%	1.68%	2.01%
Net increase in net assets resulting from operations	4.53	4.75	4.64	4.69	3.57
Return on average equity (ROE) (4)
Net investment income after taxes	6.08	5.48	5.40	4.44	6.46
Net increase in net assets resulting from operations	10.61	10.39	11.42	12.41	11.49

Weighted average yield	7.74%	8.25%	7.60%	7.37%	8.01%
Weighted average cost of funds	1.71	1.71	1.82	2.48	2.91

Net interest margin (5)	6.03	6.54	5.78	4.89	5.10

Noninterest income ratio (6)	0.06	0.10	0.28	0.26	0.26
Total expense ratio (7)	4.75	5.31	5.23	5.63	5.95
Operating expense ratio (8)	3.04	3.60	3.41	3.16	3.04

As a percentage of net investment portfolio
Medallion loans	51%	59%	63%	65%	68%
Commercial loans	14	14	13	12	12
Investment in Medallion Bank and other controlled subsidiaries	26	26	23	22	19
Equity investments	1	1	1	1	1
Investment securities	8	—	—	—	—

Investments to assets (9)	88%	83%	80%	84%	84%
Equity to assets (10)	40	43	46	40	32
Debt to equity (11)	145	127	115	149	209

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $817 in 2015, $4,160 in 2014, $2,326 in 2013, $444 in 2012, and $4,070 in 2011, and also included dividends from Medallion Bank and other controlled subsidiaries of $18,889 in 2015, $15,000 in 2014, $12,000 in 2013, $10,500 in 2012, and $5,500 in 2011. On a managed basis, combined with Medallion Bank, the net interest margin was 6.98%, 7.09%, 6.66%, 6.31%, and 6.68% for 2015, 2014, 2013, 2012, and 2011.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of December 31.
(10)	Represents total shareholders’ equity divided by total assets as of December 31.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of December 31.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2015, 2014, and 2013. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 21. Additionally, more information about our business activities can be found in “Business”.

CRITICAL ACCOUNTING POLICIES

The SEC has issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by us include valuation of loans, equity investments, and investments in subsidiaries, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2015 are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 4%, and our commercial loan portfolio at a compound annual growth rate of 4% (9% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,655,000,000 as of December 31, 2015 and $1,497,000,000 as of December 31, 2014, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

We also provide debt, mezzanine, and equity investment capital to companies in a variety of industries, consistent with our investment objectives. These investments may be venture capital style investments which may not be fully collateralized. Medallion Capital’s investments are typically in the form of secured debt instruments with fixed interest rates accompanied by membership interests and/or warrants to purchase an equity interest for a nominal exercise price (such warrants are included in equity investments on the consolidated balance sheets). Interest income is earned on the debt instruments.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $485,814,000 as of December 31, 2015. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank fair value analysis, and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the year ended December 31, 2015.

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

	December 31, 2015		December 31, 2014		December 31, 2013
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	3.72%	$213,356	3.60%	$213,099	3.52%	$202,954
Chicago	4.87	39,406	4.97	39,280	4.94	42,175
Boston	4.63	26,436	4.69	27,277	4.91	23,622
Newark	5.26	24,585	5.28	25,043	5.58	21,681
Cambridge	4.64	6,607	4.80	6,006	5.06	6,008
Other	7.27	1,043	6.59	814	6.52	1,178

Total medallion loans	4.09	311,433	4.03	311,519	4.02	297,618

Deferred loan acquisition costs		413		375		243
Unrealized depreciation on loans		(3,438)		—		—

Net medallion loans		$308,408		$311,894		$297,861

Commercial loans
Secured mezzanine	13.59%	$67,849	12.88%	$55,059	11.69%	$46,100
Asset based	5.82	3,750	5.82	3,633	5.32	7,803
Other secured commercial	10.68	12,622	9.91	15,506	9.89	13,336

Total commercial loans	12.80	84,221	11.91	74,198	10.60	67,239

Deferred loan acquisition income		(87)		(100)		(79)
Unrealized depreciation on loans		(2,239)		(2,949)		(6,992)

Net commercial loans		$81,895		$71,149		$60,168

Investment in Medallion Bank and other controlled subsidiaries, net	12.74%	$141,273	11.44%	$131,150	11.13%	$107,809

Unrealized appreciation on subsidiary investments		18,640		5,698		814

Investment in Medallion Bank and other controlled subsidiaries		$159,913		$136,848		$108,623

Equity investments	0.72%	$4,277	0.86%	$6,102	0.86%	$6,124

Unrealized appreciation on equities		2,582		1,608		381

Net equity investments		$6,859		$7,710		$6,505

Investment securities	0.35%	$49,902	—%	$—	—%	$—

Unrealized depreciation on investment securities		(18)		—		—

Net investment securities		$49,884		$—		$—

Investments at cost (2)	7.06%	$591,106	6.97%	$522,969	6.51%	$478,790

Deferred loan acquisition costs		326		275		164
Unrealized appreciation on controlled subsidiaries, equity investments, and investment securities		21,204		7,306		1,195
Unrealized depreciation on loans		(5,677)		(2,949)		(6,992)

Net investments		$606,959		$527,601		$473,157

Medallion Bank investments
Consumer loans	14.06%	$626,132	14.71%	$478,027	15.67%	$353,355
Medallion loans	3.84	338,285	3.84	366,397	3.77	349,015
Commercial loans	5.23	44,634	4.68	44,499	4.91	53,786
Investment securities	2.30	35,713	2.53	27,376	2.47	24,925

Medallion Bank investments at cost (2)	9.97	1,044,764	9.51	916,299	9.19	781,081

Deferred loan acquisition costs		11,400		9,937		9,553
Unrealized depreciation on investment securities		(501)		252		(803)
Premiums paid on purchased securities		311		272		342
Unrealized depreciation on loans		(24,081)		(17,797)		(16,434)

Medallion Bank net investments		$1,031,893		$908,963		$773,739

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.03%, 8.46%, and 8.05% at December 31, 2015, 2014, and 2013.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at December 31, 2015 was 7.06% (5.95% for the loan portfolio), an increase of 9 basis points from 6.97% at December 31, 2014, which was an increase of 46 basis points from 6.51% at December 31, 2013. The weighted average yield of the total managed portfolio at December 31, 2015 was 8.53% (9.03% for the loan portfolio), an increase of 26 basis points from 8.27% at December 31, 2014, which was an increase of 42 basis points from 7.85% at December 31, 2013. The increase from 2015 was attributed to increased yields on most of our investment categories.

Medallion Loan Portfolio

Our medallion loans comprised 51% of the net portfolio of $606,959,000 at December 31, 2015, compared to 59% of the net portfolio of $527,601,000 at December 31, 2014, and 63% of $473,157,000 at December 31, 2013. Our managed medallion loans of $640,904,000 comprised 43% of the net managed portfolio of $1,501,555,000 at December 31, 2015, compared to 52% the net managed portfolio of $1,310,685,000 at December 31, 2014, and 56% of $1,144,596,000 at December 31, 2013. The medallion loan portfolio decreased by $3,486,000 or 1% in 2015 (and decreased by $36,251,000 or 5% on a managed basis), primarily reflecting increases in valuation reserves reflecting current market conditions. The decrease in the managed portfolio reflected the above and portfolio decreases in the New York and Chicago markets, reflecting management’s decision to cull weaker and less profitable borrowers from the portfolio. Total medallion loans serviced for third parties were $26,959,000, $27,658,000, and $24,875,000 at December 31, 2015, 2014, and 2013.

The weighted average yield of the medallion loan portfolio at December 31, 2015 was 4.09%, an increase of 6 basis points from 4.03% at December 31, 2014, which was an increase of 1 basis point from 4.02% at December 31, 2013. The weighted average yield of the managed medallion loan portfolio at December 31, 2015 was 3.96%, an increase of 3 basis points from 3.93% at December 31, 2014, which was an increase of 4 basis points from 3.89% at December 31, 2013. The slight changes in 2015 reflected our increasing rates as loans refinance. At December 31, 2015, 31% of the medallion loan portfolio represented loans outside New York, compared to 32% at year-end 2014 and 2013. At December 31, 2015, 26% of the managed medallion loan portfolio represented loans outside New York, compared to 26% at year-end 2014 and 2013. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 14% of the net investment portfolio as of December 31, 2015, compared to 14% and 13% at December 31, 2014 and 2013, and were 8%, 9%, and 10% on a managed basis. Commercial loans increased by $10,746,000 or 15% during 2015 (increased by $11,478,000 or 10% on a managed basis), primarily reflecting growth in the high-yield mezzanine portfolio, partially offset by a decrease in the other secured commercial loan portfolio, and in the managed portfolio, also by an increase in asset-based loan participations purchased. Net commercial loans serviced by third parties were $3,419,000, $118,000, and $255,000 at December 31, 2015, 2014, and 2013.

The weighted average yield of the commercial loan portfolio at December 31, 2015 was 12.80%, an increase of 89 basis points from 11.91% at December 31, 2014, which was an increase of 131 basis points from 10.60% at December 31, 2013. The weighted average yield of the managed commercial loan portfolio at December 31, 2015 was 10.18%, an increase of 98 basis points from 9.20% at December 31, 2014, which was an increase of 113 basis points from 8.07% at December 31, 2013. The increases primarily represented the greater proportion of higher yielding mezzanine loans in the portfolio. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At December 31, 2015, variable-rate loans represented 9% of the commercial portfolio, compared to 6% and 12% at December 31, 2014 and 2013, and were 38%, 38%, and 49% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 41% of the managed net investment portfolio as of December 31, 2015, compared to 36% and 31% at December 31, 2014 and 2013. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers and home improvements located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 14.06% at December 31, 2015, compared to 14.71% and 15.67% at December 31, 2014 and 2013. The decreases primarily reflected the change in portfolio mix to include a higher proportion of lower-yielding home improvement loans. Adjustable rate loans represented 20% of the managed consumer portfolio at December 31, 2015, compared to 37% and 68% at December 31, 2014 and 2013.

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

The following table shows the trend in loans 90 days or more past due as of December 31.

	2015		2014		2013
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$11,880	3.0%	$—	0.0%	$—	0.0%

Commercial loans
Secured mezzanine	1,390	0.4	1,391	0.3	2,018	0.6
Asset-based	—	0.0	303	0.1	494	0.1
Other secured commercial	945	0.2	—	0.0	—	0.0

Total commercial loans	2,335	0.6	1,694	0.4	2,512	0.7

Total loans 90 days or more past due	$14,215	3.6%	$1,694	0.4%	$2,512	0.7%

Total Medallion Bank loans	$17,154	1.7%	$3,113	0.4%	$3,817	0.5%

Total managed loans 90 days or more past due	$31,369	2.2%	$4,807	0.4%	$6,329	0.6%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At December 31, 2015, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

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

The increase in medallion loan delinquencies reflected our borrowers experiencing declining cash flows with competitive car sharing services and decreases in medallion values stressing certain borrowers, all of whom we continue to work with, and for whom we continue to provide short term solutions. Secured mezzanine delinquencies decreased as a result of a borrower’s bankruptcy settlement. Asset based delinquencies decreased due to loan chargeoffs. Other secured commercial delinquencies increased reflecting several borrowers in the process of selling their businesses, and not having adequate cash flows for monthly payments. Medallion Bank delinquencies increased from a year ago due to a weaker portfolio performance attributed to the increase in medallion loan delinquencies. We are actively working with each delinquent borrower/obligor to bring them current, and believe that any potential loss exposure is reflected in our mark-to-market estimates on each investment. Although there can be no assurances as to changes in the trend rate and further negative changes in the economy, management believes that any loss exposures are properly reflected in reported asset values.

We monitor delinquent loans for possible exposure to loss by analyzing various factors, including the value of the collateral securing the loan and the borrower’s prior payment history. Under the 1940 Act, our loan portfolio must be recorded at fair value or “marked-to-market.” Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect our estimate of the current realizable value of our loan portfolio. Since no ready market exists for this portfolio, fair value is subject to the good faith determination of our Board of Directors. Because of the subjectivity of these estimates, there can be no assurance that in the event of a foreclosure or the sale of portfolio loans we would be able to recover the amounts reflected on our balance sheet. For more information, see “Risk Factors—Risks Relating to Our Business and Structure—Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

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

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments, for the years ended December 31, 2015, 2014, and 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2012	$—	($7,844)	$—	$44	$—	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	814	820	—	6,815	8,449
Depreciation on investments	—	(129)	—	(376)	—	(56)	(561)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	—	397	—	365	—	—	762
Other	—	584	—	(472)	—	(112)	—

Balance December 31, 2013	—	(6,992)	814	381	—	40,404	34,607
Net change in unrealized
Appreciation on investments	—	—	4,884	195	—	(2,900)	2,179
Depreciation on investments	—	(1,365)	—	358	—	1,141	134
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	—	5,408	—	674	—	—	6,082

Balance December 31, 2014	—	(2,949)	5,698	1,608	—	38,645	43,002
Net change in unrealized
Appreciation on investments	—	—	18,132	1,141	—	(9,621)	9,652
Depreciation on investments	(3,568)	(176)	586	(1,426)	(18)	(68)	(4,670)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	(9)	—	—	(4,818)
Losses on investments	130	886	—	301		—	1,317
Other (1)	—	—	(967)	967	—	—	—

Balance December 31, 2015	($3,438)	($2,239)	$18,640	$2,582	($18)	$28,956	$44,483

(1)	Reclassification of Medallion Motorsports from equity investments to controlled subsidiaries.

The following table presents credit-related information for the investment portfolios as of December 31.

(Dollars in thousands)	2015	2014	2013
Total loans
Medallion loans	$308,408	$311,894	$297,861
Commercial loans	81,895	71,149	60,168

Total loans	390,303	383,043	358,029
Investment in Medallion Bank and other controlled subsidiaries	159,913	136,848	108,623
Equity investments (1)	6,859	7,710	6,505
Investment securities	49,884	—	—

Net investments	$606,959	$527,601	$473,157

Net investments at Medallion Bank and other controlled subsidiaries	$1,031,893	$908,963	$773,739
Managed net investments	$1,501,555	$1,310,685	$1,144,596

Unrealized appreciation (depreciation) on investments
Medallion loans	($3,438)	$—	$—
Commercial loans	(2,239)	(2,949)	(6,992)

Total loans	(5,677)	(2,949)	(6,992)
Investment in Medallion Bank and other controlled subsidiaries	18,640	5,698	814
Equity investments	2,582	1,608	381
Investment securities	(18)	—	—

Total unrealized appreciation (depreciation) on investments	$15,527	$4,357	($5,797)

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($24,582)	($17,545)	($17,237)
Managed total unrealized depreciation on investments	($9,055)	($13,188)	($23,034)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(1.10%)	—%	—%
Commercial loans	(2.66)	(3.97)	(10.40)
Total loans	(1.43)	(0.76)	(1.92)
Investment in Medallion Bank and other controlled subsidiaries	13.19	4.34	0.75
Equity investments	60.39	26.35	6.22
Investment securities	—	—	—
Net investments	2.63	0.83	(1.21)

Net investments at Medallion Bank and other controlled subsidiaries	(2.35%)	(1.91%)	(2.21%)
Managed net investments	(0.60%)	(1.00%)	(1.99%)

(1)	Represents common stock, warrants, preferred stocks, and limited partnership interests held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolio for the years ended December 31, 2015, 2014, and 2013.

(Dollars in thousands)	2015	2014	2013
Realized gains (losses) on loans and equity investments
Medallion loans	($140)	$—	$40
Commercial loans	(946)	(4,983)	1,017

Total loans	(1,086)	(4,983)	1,057
Investment in Medallion Bank and other controlled subsidiaries	8,108	—	—
Equity investments	614	(624)	(365)
Investment securities	—	—	—

Total realized gains (losses) on loans and equity investments	$7,636	($5,607)	$692

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(10,388)	(6,682)	(5,855)

Total managed realized gains (losses) on loans and equity investments	($2,752)	($12,289)	($5,163)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.04%)	—%	0.01%
Commercial loans	(1.23)	(7.30)	1.48
Total loans	(0.28)	(1.33)	0.29
Investment in Medallion Bank and other controlled subsidiaries	6.07	—	—
Equity investments	10.87	(10.51)	(7.01)
Investment securities	—	—	—
Net investments	1.40	(1.11)	0.15

Net investments at Medallion Bank and other controlled subsidiaries	(1.06%)	(0.77%)	(0.79%)
Managed net investments	(0.20%)	(0.98%)	(0.46%)

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the years ended December 31, 2015, 2014, and 2013.

(Dollars in thousands)	2015	2014	2013
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$288	$553	$820
Unrealized depreciation	(3,822)	(1,365)	(506)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	21,638	15,643	5,060
Realized gains	(4,818)	—	—
Realized losses	1,317	6,082	762
Net unrealized gains (losses) on investments other than securities and other assets	(9,689)	(1,759)	6,759

Total	$4,914	$19,154	$12,895

Net realized gains (losses) on investments
Realized gains	$4,818	$—	$—
Realized losses	(1,317)	(6,082)	(762)
Other gains	4,261	434	1,368
Direct recoveries (chargeoffs)	(126)	41	86
Realized losses on investments other than securities and other assets	—	—	—

Total	$7,636	($5,607)	$692

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 26%, 26%, and 23% of our total portfolio at December 31, 2015, 2014, and 2013. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $8,000,000 and $10,000,000 in 2015 and 2014. Separately, Medallion Bank declared dividends to us of $18,000,000 in 2015, $15,000,000 in 2014, and $12,000,000 in 2013. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at December 31, 2015, 2014, and 2013. Equity investments were less than 1%, 1%, and 1% of our total managed portfolio at December 31, 2015, 2014, and 2013. Equity investments are comprised of common stock, warrants, preferred stock, and limited partnership interests.

Investment Securities

Investment securities were 8%, 0%, and 0% of our total portfolio at December 31, 2015, 2014, and 2013. Investment securities were 6%, 2%, and 2% of our total managed portfolio at December 31, 2015, 2014, and 2013. The investment securities are primarily U.S. Treasury bills and adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. We established a medallion lending relationship with DZ Bank in December 2008 that provides for growth in the portfolio at generally lower rates than under prior facilities. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which are at our lowest borrowing costs at December 31, 2015. As a result of Medallion Bank raising funds through certificates of deposit as previously noted, we were able to transfer certain of our medallion loans and related assets to Medallion Bank at the time of the origination of Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 4 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the years ended December 31, 2015, 2014, and 2013. Our average balances increased during the year reflecting recent portfolio growth and Medallion Bank’s average balances increased, reflecting the strong growth in the consumer loan portfolio. The decrease in our borrowing costs reflected the adjustable rate nature of much of our borrowings, and changes in our funding mix, and Medallion Bank’s borrowing costs increased reflecting the lengthening of the maturity profile of its certificates of deposits.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2015
Revolving lines of credit	$2,413	$122,482	1.97%
Notes payable to banks	3,247	124,666	2.60
SBA debentures	2,776	68,018	4.08
Preferred securities	812	33,000	2.46
Margin loans	174	13,572	1.28

Total	$9,422	$361,738	2.60

Medallion Bank borrowings	9,205	851,474	1.08

Total managed borrowings	$18,627	$1,213,212	1.54

December 31, 2014
Revolving lines of credit	$2,459	$127,115	1.93%
Notes payable to banks	2,663	97,012	2.75
SBA debentures	2,628	59,715	4.40
Preferred securities	793	33,000	2.40

Total	$8,543	$316,842	2.70

Medallion Bank borrowings	7,008	755,163	0.93

Total managed borrowings	$15,551	$1,072,005	1.45

December 31, 2013
Revolving lines of credit	$2,489	$152,686	1.63%
Notes payable to banks	2,255	70,960	3.18
SBA debentures	2,810	59,802	4.70
Preferred securities	807	33,000	2.44

Total	$8,361	$316,448	2.64

Medallion Bank borrowings	5,271	639,016	0.83

Total managed borrowings	$13,632	$955,464	1.43

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act (SBIA) and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2015, 2014, and 2013, short-term adjustable rate debt constituted 75%, 72%, and 68% of total debt, and was 23%, 22%, and 22% on a fully managed basis including the borrowings of Medallion Bank.

Factors Affecting Net Assets

Factors that affect our net assets include net realized gain or loss on investments and change in net unrealized appreciation or depreciation on investments. Net realized gain or loss on investments is the difference between the proceeds derived upon sale or foreclosure of a loan or an equity investment and the cost basis of such loan or equity investment. Change in net unrealized appreciation or depreciation on investments is the amount, if any, by which our estimate of the fair value of our investment portfolio is above or below the previously established fair value or the cost basis of the portfolio. Under the 1940 Act, our loan portfolio and other investments must be recorded at fair value.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. Our analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the year ended December 31, 2015. See Note 3 for additional information about Medallion Bank.

Consolidated Results of Operations

For the Years Ended December 31, 2015 and 2014

Net increase in net assets resulting from operations was $29,376,000 or $1.20 per diluted common share in 2015, up $684,000 or 2% from $28,692,000 or $1.14 per share in 2014, primarily reflecting lower operating expenses and higher net interest income, partially offset by lower net realized/unrealized gains and noninterest income. Net investment income after income taxes was $16,826,000 or $0.69 per share in 2015, up $1,681,000 or 11% from $15,145,000 or $0.60 in 2014.

Investment income was $42,653,000 in 2015, up $1,585,000 or 4% from $41,068,000 a year ago, and included $864,000 from interest recoveries and bonuses on certain investments in 2015, compared to $4,363,000 in 2014. Also included in 2015 and 2014 were $18,889,000 and $15,000,000 in dividends from Medallion Bank and other controlled subsidiaries. Excluding those items, investment income increased $1,195,000 or 6%, primarily reflecting portfolio growth, partially offset by the repricing of the portfolios to lower current market interest rates. Investment income also reflected a $326,000 or 19% reduction in lease revenue received from our owned Chicago medallions, reflecting the tightening of the market and increased competition in Chicago. The yield on the investment portfolio was 7.74% in 2015, down 6% from 8.25% in 2014. Excluding the extra interest and dividends, the 2015 yield was down 5% to 4.16% from 4.36% in 2014, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $550,763,000 in 2015, up 11% from $497,536,000 a year ago, primarily reflecting portfolio growth, partially offset by loan payments received.

Medallion loans were $308,408,000 at year end, down $3,486,000 or 1% from $311,894,000 a year ago, representing 51% of the investment portfolio, compared to 59% a year ago, and were yielding 4.09% compared to 4.03% a year ago, up 1%, reflecting our increasing rates as loans refinance. The decrease in outstandings primarily reflected increases in valuation reserves reflecting current market conditions, and relatively stable portfolio markets. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $667,863,000 at year end, down $36,950,000 or 5% from $704,813,000 a year ago, reflecting the above and portfolio decreases in the New York and Chicago markets, reflecting management’s decision to cull weaker and less profitable borrowers from the portfolio. The commercial loan portfolio was $81,895,000 at year end, compared to $71,149,000 a year ago, an increase of $10,746,000 or 15%, and represented 14% of the investment portfolio in both years. The increase primarily reflected growth in the high-yield mezzanine portfolio, partially offset by a decrease in the other secured commercial loan portfolio. Commercial loans yielded 12.80% at year end, up 7% from 11.91% a year ago, reflecting the change in portfolio mix and higher yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $122,463,000 at year end, up $8,177,000 or 7% from $114,286,000 a year ago, primarily reflecting the changes described above, and an increase in asset-based loan participations purchased. Approximately $11,652,000 of managed asset-based loans ($6,991,000 after valuation adjustments) has been reclassified to other assets awaiting the outcome of legal proceedings as described further on page 46. Investments in Medallion Bank and other controlled subsidiaries were $159,913,000 at year end, up $23,065,000 or 17% from $136,848,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank other portfolio company investments, capital contributions made, dividends paid, portfolio sales, and net appreciation, and which represented 26% of the investment portfolio in both years, and which yielded 12.74% at year end, compared to 11.44% a year ago, primarily reflecting the dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $6,859,000 at year end, down $851,000 or 11% from $7,710,000 a year ago, primarily reflecting increased equity investments offset by portfolio depreciation and the transfer of an investment to investment in controlled subsidiaries, and which represented 1% of the investment portfolio at both year ends, and had a dividend yield of 0.72%, compared to 0.86% a year ago. Investment securities were $49,884,000 at year end, compared to $0 a year ago, representing 8% of the net investment portfolio, and had a yield of 0.35%, reflecting new investment activity. See page 43 for a table that shows balances and yields by type of investment.

Interest expense was $9,422,000 in 2015, up $879,000 or 10% from $8,543,000 in 2014. The increase in interest expense was primarily due to increased borrowing levels. The cost of borrowed funds was 2.60% in 2015, compared to 2.70% a year ago, a decrease of 4%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $361,738,000 in 2015, compared to $316,842,000 a year ago, up 14%, primarily reflecting increased borrowings required to fund portfolio growth and investment activity. See page 49 for a table that shows average balances and cost of funds for our funding sources.

Net interest income was $33,231,000 and the net interest margin was 6.03% in 2015, up $706,000 or 2% from $32,525,000 a year ago, which represented a net interest margin of 6.54%, all reflecting the items discussed above.

Noninterest income, which is comprised of management fees, prepayment fees, servicing fee income, late charges, and other miscellaneous income was $319,000 in 2015, down $190,000 or 37% from $509,000 a year ago, primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank, and lower prepayment fees.

Operating expenses were $16,724,000 in 2015, down $1,165,000 or 7% from $17,889,000 in 2014. Salaries and benefits expense was $11,644,000 in the year, down $1,159,000 or 9% from $12,803,000 in 2014, primarily reflecting lower bonus accruals, partially offset by higher salaries and health insurance costs, and also by lower salary deferrals related to loan originations. Professional fees were $1,486,000 in 2015, up $292,000 or 24% from $1,194,000 a year ago, primarily reflecting higher legal expenses for a variety of corporate and investment-related matters. Occupancy expense was $877,000 in 2015, up $79,000 or 10% from $798,000 in 2014, primarily reflecting rent previously allocated to a sold unconsolidated portfolio company. Other operating expenses of $2,717,000 in 2015 were down $377,000 or 12% from $3,094,000 a year ago, primarily reflecting lower advertising expenses.

Income tax expense was $0 in 2015 and 2014.

Net change in unrealized appreciation on investments was $4,914,000 in 2015, compared to $19,154,000 in 2014, a decrease in appreciation of $14,240,000 or 74%. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $11,916,000 in 2015, compared to appreciation of $3,511,000 in 2014, resulting in decreased appreciation of $15,427,000 in 2015. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2015 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $16,830,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $1,015,000, net reversals of unrealized depreciation associated with equity investments which were sold of $292,000, and net unrealized appreciation on equity investments of $209,000, partially offset by net depreciation on investments other than securities of $9,621,000, net unrealized depreciation on loans of $3,743,000, and net depreciation on other assets of $68,000. The 2014 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $15,643,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $5,408,000, net appreciation on other assets of $1,141,000, reversals of unrealized depreciation associated with equity investments which were sold of $674,000, and net unrealized appreciation on equity investments of $553,000, partially offset by net depreciation on investments other than securities of $2,900,000 and net unrealized depreciation on loans of $1,365,000. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $18,889,000 in 2015 and $15,000,000 in 2014.

Our net realized gains on investments were $7,636,000 in 2015, compared to losses of $5,607,000 in 2014, an increase in realized gains of $13,243,000 in 2015. The 2015 activity reflected the reversals described in the unrealized paragraph above, and reversals of $4,809,000 of unrealized appreciation related to sales of other controlled subsidiaries, $3,296,000 of other gains from the other controlled subsidiaries sales, and other gains on equity investments of $913,000, partially offset by net direct chargeoffs of loans and equity investments of $75,000. The 2014 activity reflected the reversals described in the unrealized paragraph above and other gains on loans of $385,000, other gains on equity investments of $49,000, and net direct loan recoveries of $41,000.

Our net realized/unrealized gains on investments were $12,550,000 in 2015, compared to $13,547,000 in 2014, a decrease of $997,000 or 7% of net gains in the year, reflecting the above.

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

Investment income was $41,068,000 in 2014, up $6,139,000 or 18% from $34,929,000 a year ago, and included $4,160,000 from interest recoveries and bonuses on certain investments in 2014, compared to $2,326,000 in 2013. Also included in 2014 and 2013 were $15,000,000 and $12,000,000 in dividends from Medallion Bank. Excluding those items, investment income increased $1,305,000 or 6%, primarily reflecting portfolio growth, partially offset by the repricing of the portfolios to lower current market interest rates, and the sourcing of loans to Medallion Bank. The yield on the investment portfolio was 8.25% in 2014, up 9% from 7.60% in 2013. Excluding the extra interest and dividends, the 2014 yield was down 3% to 4.36% from 4.49% in 2013, reflecting the general decrease in market interest rates and changes in the portfolio mix. Average investments outstanding were $497,536,000 in 2014, up 8% from $459,374,000 a year ago, primarily reflecting portfolio growth, partially offset by loan payments received.

Medallion loans were $311,894,000 at year end, up $14,033,000 or 5% from $297,861,000 a year ago, representing 59% of the investment portfolio, compared to 63% a year ago, and were yielding 4.03% compared to 4.02% a year ago, essentially unchanged, reflecting the bottoming of current market interest rates. The increase in outstandings primarily reflected portfolio growth in New York, Boston, and Newark, partially offset by a decline in Chicago and the other markets. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $704,813,000 at year end, up $33,968,000 or 5% from $670,845,000 a year ago, reflecting the above and the strong overall portfolio growth at Medallion Bank, and an increase in third party participations sold. The commercial loan portfolio was $71,149,000 at year end, compared to $60,168,000 a year ago, an increase of $10,981,000 or 18%, and represented 14% of the investment portfolio compared to 13% a year ago. The increase primarily reflected growth in the high-yield mezzanine and other secured commercial loan portfolios, partially offset by a decrease in the asset-based loan portfolio. Commercial loans yielded 11.91% at year end, up 12% from 10.60% a year ago, reflecting the change in portfolio mix and higher yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $114,286,000 at year end, up $2,435,000 or 2% from $111,851,000 a year ago, primarily reflecting the changes described above, and further decreases and reserve increases in the asset-based loan portfolio at Medallion Bank. Approximately $11,202,000 of managed asset-based loans ($7,841,000 after valuation adjustments) has been reclassified to other assets awaiting the outcome of legal proceedings as described further on page 46. Investments in Medallion Bank and other controlled subsidiaries were $136,848,000 at year end, up $28,225,000 or 26% from $108,623,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments, capital contributions made, and net appreciation, and which represented 26% of the investment portfolio, compared to 23% a year ago, and which yielded 11.44% at year end, compared to 11.13% a year ago, reflecting the dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $7,710,000 at year end, up $1,205,000 or 19% from $6,505,000 a year ago, primarily reflecting portfolio appreciation and acquisitions, partially offset by portfolio dispositions and distributions, and which represented 1% of the investment portfolio and had a dividend yield of 0.86% at both year ends. Investment securities were zero at both year ends. See page 43 for a table that shows balances and yields by type of investment.

Interest expense was $8,543,000 in 2014, up $182,000 or 2% from $8,361,000 in 2013. The increase in interest expense was primarily due to higher cost of funds. The cost of borrowed funds was 2.70% in 2014, compared to 2.64% a year ago, an increase of 2%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $316,842,000 in 2014, compared to $316,448,000 a year ago, essentially unchanged, primarily reflecting borrowing stability, as proceeds from the recent equity raises has been utilized to fund portfolio growth. See page 49 for a table that shows average balances and cost of funds for our funding sources.

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

Net change in unrealized appreciation on investments was $19,154,000 in 2014, compared to $12,895,000 in 2013, an increase in appreciation of $6,259,000 or 49%. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was appreciation of $3,511,000 in 2014, compared to $7,835,000 in 2013, resulting in decreased appreciation of $4,324,000 or 55% in 2014. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2014 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $15,643,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $5,408,000, net appreciation on other assets of $1,141,000, reversals of unrealized depreciation associated with equity investments which were sold of $674,000, and net unrealized appreciation on equity investments of $553,000, partially offset by net depreciation on investments other than securities of $2,900,000 and net unrealized depreciation on loans of $1,365,000. The 2013 activity resulted from net appreciation on investments other than securities and other assets of $6,759,000, net appreciation on Medallion Bank and other controlled subsidiaries of $5,060,000, net unrealized appreciation on equity investments of $443,000, reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $397,000, and reversals of unrealized depreciation associated with equity investments which were charged off of $365,000, partially offset by net unrealized depreciation on loans of $129,000. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $15,000,000 in 2014 and $12,000,000 in 2013.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $74,485,000 with a weighted average interest rate of 3.52%, constituting 18% of our total indebtedness as of December 31, 2015. Also, as of December 31, 2015, portions of the adjustable rate debt with banks repriced at intervals of as long as 2 months, and certain of the certificates of deposit were for terms of up to 59 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2015, compared to the respective positions at the end of 2014 and 2013. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2015 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$3,750	$—	$—	$—	$—	$—	$—	$3,750
Adjustable rate	5,439	—	3,518	—	—	—	—	8,957
Fixed-rate	183,344	134,862	62,963	19,453	23,249	4,189	4,789	432,849
Cash	30,912	—	—	—	—	—	—	30,912

Total earning assets	$223,445	$134,862	$66,481	$19,453	$23,249	$4,189	$4,789	$476,468

Interest bearing liabilities
Revolving lines of credit	$129,518	$—	$—	$—	$—	$—	$—	$129,518
Notes payable to banks	122,167	180	42	—	40	—	—	122,429
SBA debentures	8,500	—	—	3,000	—	15,985	47,000	74,485
Preferred securities	33,000	—	—	—	—	—	—	33,000
Margin loan	45,108	—	—	—	—	—	—	45,108

Total liabilities	$338,293	$180	$42	$3,000	$40	$15,985	$47,000	$404,540

Interest rate gap	($114,848)	$134,682	$66,439	$16,453	$23,209	($11,796)	($42,211)	$71,928

Cumulative interest rate gap (2)	($114,848)	$19,834	$86,273	$102,726	$125,935	$114,139	$71,928	—

December 31, 2014 (2)	($160,108)	($47,283)	$73,765	$108,360	$124,790	$131,736	$84,006
December 31, 2013 (2)	($143,126)	($72,980)	$78,325	$122,575	$146,584	$143,584	$102,071

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (24%), (37%), and (34%), as of December 31, 2015, 2014, and 2013, and was (14%), (19%), and (28%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($43,838) or (9%) for December 31, 2015, compared to ($53,066) or (12%) and ($30,301) or (7%) for December 31, 2014 and 2013, and was ($77,488) or (5%), ($28,650) or (2%), and ($97,043) or (8%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $476,468,000 and interest rate sensitive liabilities were $404,540,000 at December 31, 2015. The one-year cumulative interest rate gap was a negative $114,848,000 or 24% of interest rate sensitive assets, compared to a negative $160,108,000 or 37% at December 31, 2014 and $143,126,000 or 34% at December 31, 2013. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $43,838,000 or 9% at December 31, 2015. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,544,326,000 and interest rate sensitive liabilities were $1,313,436,000 at December 31, 2015. The one-year cumulative interest rate gap was a negative $220,686,000 or 14% of interest rate sensitive assets, compared to a negative $257,578,000 or 19% and $341,843,000 or 28% at December 31, 2014 and 2013. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $77,488,000 or 5% at December 31, 2015.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $170,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2018. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $81,000, $75,000, and $41,000, in 2015, 2014, and 2013, and all are carried at $0 on the balance sheet at December 31, 2015.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $135,000,000 secured revolving line of credit with DZ Bank had $5,482,000 of availability, $11,568,000 was available under revolving credit agreements with commercial banks, and there were $3,000,000 unfunded commitments from SBA.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $7,500,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at December 31, 2015. See Note 4 to the consolidated financial statements on page F-18 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$129,518	32%	2.05%
Notes payable to banks	122,429	31	2.60
SBA debentures	74,485	18	3.52
Margin loans	45,108	11	1.48
Preferred securities	33,000	8	2.58

Total outstanding debt	$404,540	100%	2.47

Deposits and other borrowings at Medallion Bank	908,896	—	1.04%

Total outstanding debt, including Medallion Bank	$1,313,436	—	1.48

(1)	Weighted average contractual rate as of December 31, 2015.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2015.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 –4 years	4 –5 years	More than 5 years	Total
Revolving lines of credit	$129,518	$—	$—	$—	$—	$—	$129,518
Notes payable to banks	122,167	180	42	—	40	—	122,429
SBA debentures	—	—	—	3,000	—	71,485	74,485
Margin loans	45,108	—	—	—	—	—	45,108
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$296,793	$180	$42	$3,000	$40	$104,485	$404,540

Deposits and other borrowings at Medallion Bank	393,359	265,336	164,721	72,393	13,087	—	908,896

Total, including Medallion Bank	$690,152	$265,516	$164,763	$75,393	$13,127	$104,485	$1,313,436

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the year ended December 31, 2015. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2015 by $692,000 on an annualized basis, compared to a positive impact of $1,279,000 at December 31, 2014, and the impact of such an immediate increase of 1% over a one year period would have been ($1,855,000) at December 31, 2015, compared to ($1,634,000) at December 31, 2014. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2015. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	12/31/2015 Total	12/31/2014
Cash	$10,850	$10,009	$6,401	$1,825	$1,827	$—	$30,912	$47,083
Bank loans	102,103	31,644	—	—	250	—	133,997	$179,016
Amounts undisbursed	4,625 (1)	6,943	—	—	—	—	11,568	54,500
Amounts outstanding	97,478	24,701	—	—	250	—	122,429	124,516
Average interest rate	2.44%	3.19%	—	—	6.53%	—	2.60%	2.51%
Maturity	3/16-11/16	2/16-12/20	—	—	3/16-11/18	—	2/16-12/20	1/15-4/17
Preferred securities	33,000	—	—	—	—	—	33,000	$33,000
Average interest rate	2.58%	—	—	—	—	—	2.58%	2.36%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	135,000	—	—	—	—	135,000	$150,000
Amounts undisbursed	—	5,482	—	—	—	—	5,482	27,206

Amounts outstanding	—	129,518	—	—	—	—	129,518	122,794
Average interest rate	—	2.05%	—	—	—	—	2.05%	1.84%
Maturity	—	12/16	—	—	—	—	12/16	12/16
Margin loan	45,108	—	—	—	—	—	45,108	—
Average interest rate	1.48%	—	—	—	—	—	1.48%	—
Maturity	N/A	—	—	—	—	—	N/A	—
SBA debentures	—	—	44,000	—	33,485	—	77,485	$68,485
Amounts undisbursed	—	—	3,000	—	—	—	3,000	—
Amounts outstanding	—	—	41,000	—	33,485	—	74,485	68,485
Average interest rate	—	—	3.20%	—	3.92%	—	3.52%	3.71%
Maturity	—	—	3/21-3/26	—	3/19-9/23	—	3/19-3/26	3/15-3/25

Total cash and amounts remaining undisbursed under credit facilities	$15,475	$22,434	$9,401	$1,825	$1,827	$—	$50,962	$128,789

Total debt outstanding	$175,586	$154,219	$41,000	$—	$33,735	$—	$404,540	$348,795

Including Medallion Bank
Cash	—	—	—	—	—	$23,094	$23,094	$30,372
Deposits and other borrowings	—	—	—	—	—	908,896	908,896	807,940
Average interest rate	—	—	—	—	—	1.04%	1.04%	0.86%
Maturity	—	—	—	—	—	1/16-12/20	1/16-12/20	1/15-9/19

Total cash and amounts remaining undisbursed under credit facilities	$15,475	$22,434	$9,401	$1,825	$1,827	$23,094	$74,056	$159,161

Total debt outstanding	$175,586	$154,219	$41,000	$—	$33,735	$908,896	$1,313,436	$1,156,735

(1)	$275 of this availability can be used by MFC.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $5,482,000 under our revolving credit agreement with DZ Bank as of December 31, 2015. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may be unable to cure borrowing base deficiencies, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating under current GAAP. ASU 2016-02 applies to all entities and is effective for fiscal years beginning after December 15, 2018 for public entities, with early adoption permitted. We are assessing the impact the update will have on our financial condition and results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this Update is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We do not believe this update will have a material impact on our financial condition.

In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” ASU 2015-15 adds SEC paragraphs whereby the SEC staff addresses the absence of guidance under ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30),” for costs related to line-of-credit arrangements. The SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not believe this update will have a material impact on our financial condition.

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

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the year ended December 31, 2015. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2015 by $692,000 on an annualized basis, compared to a positive impact of $1,279,000 at December 31, 2014, and the impact of such an immediate increase of 1% over a one year period would have been ($1,855,000) at December 31, 2015, compared to ($1,634,000) at December 31, 2014. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2015 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2015 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2015.

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

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company including the consolidated summary schedule of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2015, and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2015, and our report dated March 7, 2016 expressed an unqualified opinion.

/s/ WeiserMazars LLP

New York, New York

March 7, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2016 for our fiscal year 2016 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2016 for our fiscal year 2016 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2016 for our fiscal year 2016 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2016 for our fiscal year 2016 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2016 for our fiscal year 2016 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Employment Agreement, dated August 3, 2006, by and between Medallion Financial Corp. and Michael Kowalsky. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.5	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.6	First Amended and Restated 2006 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 3 to Form 40-APP filed on June 18, 2012 (File No. 812-13666) and incorporated by reference herein.*

10.7	2009 Employee Restricted Stock Plan. Filed as Exhibit I to our definitive proxy statement for our 2010 Annual Meeting of Shareholders filed on April 29, 2010 (File No. 814-00188) and incorporated by reference herein.*

10.8	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.9	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.10	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.11	Second Amendment of Lease, dated August 5, 2015, by and between Sage Realty Corporation and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on form 8-K filed on August 7, 2015 (File No. 814-00188) and incorporated by reference herein.

10.12	Amended and Restated Loan and Security Agreement, dated as of March 28, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.13	First Amendment to Amended and Restated Loan and Security Agreement, dated September 1, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2011 (File No. 814-00188) and incorporated by reference herein.

10.14	Second Amendment to Amended and Restated Loan and Security Agreement, dated January 8, 2013, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2013 (File No. 814-00188) and incorporated by reference herein.

10.15	Third Amendment to Amended and Restated Loan and Security Agreement, dated October 23, 2013, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2013 (File No. 814-00188) and incorporated by reference herein.

10.16	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated August 11, 2014, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2014 (File No. 814-00188) and incorporated by reference herein.

10.17	Amended and Restated Unlimited Guaranty, dated March 28, 2011, by Medallion Funding LLC, in favor of Sterling National Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.18	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.19	Commitment Letter, dated September 20, 2006, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on October 10, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.20	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 7, 2010. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.21	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on September 8, 2010. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.22	Commitment Letter, dated January 25, 2013, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on January 28, 2013. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2013 (File No. 814-00188) and incorporated by reference herein.

10.23	Commitment Letter, dated February 6, 2013, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on February 13, 2013. Filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 14, 2013 (File No. 814-00188) and incorporated by reference herein.

10.24	Commitment Letter, dated July 29, 2013, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on August 1, 2013. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2013 (File No. 814-00188) and incorporated by reference herein.

10.25	Commitment Letter, dated September 2, 2014, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 2, 2014. Filed as Exhibit 10.1 to the Quarterly period ended September 30, 2014 (File No. 814.00188) and incorporated by reference herein.

10.26	Commitment Letter, dated April 15, 2015, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on April 20, 2015. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2015 (File No. 814-00188) and incorporated by reference herein.

10.27	Commitment Letter, dated October 27, 2015, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on November 2, 2015. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2015 (filed No. 814-00188) and incorporated by reference herein.

10.28	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.29	Amended and Restated Trust Agreement, dated as of June 7, 2007, among Medallion Financial Corp. as depositor, Wilmington Trust Company as property trustee and Delaware trustee and the Administrative Trustees named therein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.30	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.31	Loan and Security Agreement, dated as of December 12, 2008, among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.32	Amendment No. 1 to Loan and Security Agreement, dated as of August 5, 2009, by and among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009 (File No. 814-00188) and incorporated by reference herein.

10.33	Servicing Agreement, dated as of December 12, 2008, by and among Taxi Medallion Loan Trust III, Medallion Funding Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.34	Loan Sale and Contribution Agreement, dated December 12, 2008, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust III. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.35	Limited Recourse Guaranty, dated as of December 12, 2008, by Medallion Funding Corp., in favor of Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.36	Performance Guaranty, dated as of December 12, 2008, by Medallion Financial Corp., in favor of Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.37	Reaffirmation Agreement, dated as of February 26, 2010, by and among Medallion Funding LLC, Taxi Medallion Loan Trust III, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, in its capacity as Agent, and Wells Fargo Bank, National Association. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 5, 2010 (File No. 814-00188) and incorporated by reference herein.

10.38	Custodial Agreement, dated as of December 12, 2008, among DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, Taxi Medallion Loan Trust III, Wells Fargo Bank, National Association, and Medallion Funding Corp. Filed as Exhibit j.2 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.39	Omnibus Amendment, dated as of December 12, 2013, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2013 (File No. 814-00188) and incorporated by reference herein.

10.40	Amendment No. 4 to Loan and Security Agreement, dated as of December 28, 2015, by and among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2015 (File No. 814-00188) and incorporated by reference herein.

10.41	Second Amended and Restated Trust Agreement, dated as of December 12, 2013, by and between Medallion Funding LLC and US Bank Trust, N.A. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2013 (File No. 814-00188) and incorporated by reference herein.

10.42	Custodian Agreement, effective July 23, 2003, among Wells Fargo Bank Minnesota, National Association, as custodian, and Medallion Financial Corp., Medallion Funding Corp. and Freshstart Venture Capital Corp. Filed as Exhibit j.1 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity. Filed herewith.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of WeiserMazars LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedule of Investments for the years ended December 31, 2015 and 2014.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

Date: March 7, 2016

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 7, 2016

Alvin Murstein

/s/Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2016

Larry D. Hall

/s/ Andrew M. Murstein	President and Director	March 7, 2016

Andrew M. Murstein

/s/ Henry L. Aaron	Director	March 7, 2016

Henry L. Aaron

/s/ Henry D. Jackson	Director	March 7, 2016

Henry D. Jackson

/s/ Stanley Kreitman	Director	March 7, 2016

Stanley Kreitman

/s/ Frederick A. Menowitz	Director	March 7, 2016

Frederick A. Menowitz

/s/ David L. Rudnick	Director	March 7, 2016

David L. Rudnick

/s/ Lowell P. Weicker, Jr.	Director	March 7, 2016

Lowell P. Weicker, Jr.

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the consolidated summary schedule of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2015 and the selected financial ratios and other data (see note 13) for each of the five years in the five-year period ended December 31, 2015. We have also audited the consolidated schedules of investments in and advances to affiliates as of and for the years ended December 31, 2015 and 2014. These consolidated financial statements, selected financial ratios and other data, and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements, selected financial ratios and other data, and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements, selected financial ratios and other data, and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2015 and 2014. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected financial ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of their operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2015 and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2015, in conformity with US generally accepted accounting principles. Also, in our opinion, the consolidated schedules of investments in and advances to affiliates, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ WeiserMazars LLP

New York, New York

March 7, 2016

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)	2015	2014	2013
Interest income on investments	$19,638	$22,646	$20,190
Dividend income from controlled subsidiaries	18,889	15,000	12,000
Interest income from affiliated investments	1,748	503	609
Medallion lease income	1,388	1,714	1,663
Interest income from controlled subsidiaries	944	765	406
Dividends and interest income on short-term investments	46	440	61

Total investment income	42,653	41,068	34,929

Total interest expense(1)	9,422	8,543	8,361

Net interest income	33,231	32,525	26,568

Total noninterest income	319	509	1,282

Salaries and benefits	11,644	12,803	10,787
Professional fees	1,486	1,194	1,540
Occupancy expense	877	798	765
Other operating expenses (2)	2,717	3,094	2,569

Total operating expenses	16,724	17,889	15,661

Net investment income before income taxes (3)	16,826	15,145	12,189
Income tax (provision) benefit	—	—	—

Net investment income after income taxes	16,826	15,145	12,189

Net realized gains (losses) on investments(4)	7,636	(5,607)	692

Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	16,830	15,643	5,060
Net change in unrealized appreciation (depreciation) on investments other than securities	(9,621)	(2,901)	6,815
Net change in unrealized appreciation (depreciation) on investments	(2,295)	6,412	1,020

Net unrealized appreciation on investments	4,914	19,154	12,895

Net realized/unrealized gains on investments	12,550	13,547	13,587

Net increase in net assets resulting from operations	$29,376	$28,692	$25,776

Net increase in net assets resulting from operations per common share
Basic	$1.21	$1.15	$1.18
Diluted	$1.20	$1.14	$1.16

Distributions declared per share	$1.00	$0.96	$0.90

Weighted average common shares outstanding
Basic	24,315,427	24,850,496	21,850,415
Diluted	24,391,959	25,073,323	22,225,783

(1)	Average borrowings outstanding were $361,738, $316,842, and $316,448, and the related average borrowing costs were 2.60%, 2.70%, and 2.64% for the years ended December 31, 2015, 2014, and 2013.
(2)	See note 12 for the components of other operating expenses.
(3)	Includes $951, $1,020, and $925 of net revenues received from Medallion Bank for the years ended December 31, 2015, 2014, and 2013 primarily for servicing fees, loan origination fees, and expense reimbursements. See notes 3 and 10 for additional information.
(4)	There were no net losses on investment securities of affiliate issuers for the years ended December 31, 2015, 2014, and 2013.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2015	December 31, 2014
Assets
Medallion loans, at fair value	$308,408	$311,894
Commercial loans, at fair value	58,051	55,614
Commercial loans to affiliated entities, at fair value	15,496	8,798
Commercial loans to controlled subsidiaries, at fair value	8,348	6,737
Investment in Medallion Bank and other controlled subsidiaries, at fair value	159,913	136,848
Equity investments, at fair value	4,447	4,521
Equity investments in affiliated entities, at fair value	2,412	3,189
Investment securities, at fair value	49,884	—

Net investments ($290,151 at December 31, 2015 and $250,684 at December 31, 2014 pledged as collateral under borrowing arrangements)	606,959	527,601
Cash and cash equivalents ($7,831 at December 31, 2015 and $1,900 at December 31, 2014 restricted as to use by lender (1)	30,912	47,083
Accrued interest receivable	1,003	988
Fixed assets, net	198	256
Investments other than securities (2)	37,882	47,502
Goodwill, net	5,099	5,099
Other assets, net (3)	6,997	3,758

Total assets	$689,050	$632,287

Liabilities
Accounts payable and accrued expenses	$5,120	$6,651
Accrued interest payable	1,302	2,171
Funds borrowed	404,540	348,795

Total liabilities	410,962	357,617

Commitments and contingencies (4)	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,936,762 shares at December 31, 2015 and 26,797,499 shares at December 31, 2014 issued)	269	268
Treasury stock at cost (2,590,069 shares at December 31, 2015 and 2,176,876 shares at December 31, 2014)	(23,396)	(20,184)
Capital in excess of par value	272,349	270,775
Accumulated undistributed net investment loss	(15,617)	(19,191)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	44,483	43,002

Total shareholders’ equity (net assets)	278,088	274,670

Total liabilities and shareholders’ equity	$689,050	$632,287

Number of common shares outstanding	24,346,693	24,620,623
Net asset value per share	$11.42	$11.16

(1)	See Note 2 for additional information.
(2)	See Note 17 for additional information.
(3)	Includes $3,000 and $0 of dividends receivable from Medallion Bank at December 31, 2015 and 2014.
(4)	See Note 9 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013
Net investment income after income taxes	$16,826	$15,145	$12,189
Net realized gains (losses) on investments	7,636	(5,607)	692
Net unrealized appreciation on investments	4,914	19,154	12,895

Net increase in net assets resulting from operations	29,376	28,692	25,776

Investment income, net	(20,042)	(14,974)	(10,608)
Return of capital	(4,330)	(8,918)	(8,933)
Realized gains from investment transactions, net	—	—	—

Distributions to shareholders (1)	(24,372)	(23,892)	(19,541)

Issuance of common stock(2)	—	—	45,407
Stock – based compensation expense	1,294	1,490	1,459
Exercise of stock options	281	882	4,068
Treasury stock acquired	(3,212)	(5,880)	—
Capitalized stock issuance costs (3)	—	(117)	—

Capital share transactions	(1,637)	(3,625)	50,934
Other, distributions not paid on forfeited restricted stock grants	51	—	8

Total increase in net assets	3,418	1,175	57,177
Net assets at the beginning of the year	274,670	273,495	216,318

Net assets at the end of the year(4)	$278,088	$274,670	$273,495

Capital share activity
Common stock issued, beginning of year	26,797,499	26,570,355	23,251,937
Issuance of common stock(2)	—	—	2,900,000
Exercise of stock options	30,449	98,396	410,765
Issuance of restricted stock, net	108,814	128,748	7,653

Common stock issued, end of year	26,936,762	26,797,499	26,570,355

Treasury stock, beginning of year	(2,176,876)	(1,600,733)	(1,600,733)
Treasury stock acquired	(413,193)	(576,143)	—

Treasury stock, end of year	(2,590,069)	(2,176,876)	(1,600,733)

Common stock outstanding	24,346,693	24,620,623	24,969,622

(1)	Distributions declared were $1.00, $0.96, and $0.90 per share for the years ended December 31, 2015, 2014, and 2013.
(2)	On December 6, 2013, the Company sold 2,900,000 shares at an offering price of $16.40 per share, resulting in net proceeds after closing costs, underwriting commissions, etc. of $45,407 as of December 31, 2013.
(3)	Represents additional costs associated with the December 2013 equity offering applied to capital.
(4)	Includes $0, $0, and $0 of undistributed net investment income and $0, $0, and $0 of undistributed net realized gains on investments, and $1,447, $9,245, and $9,010 of capital loss carryforwards at December 31, 2015, 2014, and 2013.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$29,376	$28,692	$25,776
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation and amortization	415	483	1,095
Amortization (accretion) of origination costs (deferred fees), net	(49)	(103)	161
Net change in unrealized (appreciation) depreciation on investments	2,295	(6,412)	(1,020)
Net change in unrealized (appreciation) depreciation on investments other than securities	9,621	2,901	(6,815)
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(16,830)	(15,643)	(5,060)
Net realized (gains) losses on investments	(7,636)	5,607	(692)
Stock-based compensation expense	1,294	1,490	1,459
(Increase) decrease in accrued interest receivable	(15)	(81)	49
(Increase) decrease in other assets, net	(3,582)	9,960	(2,050)
Increase (decrease) in accounts payable and accrued expenses	(1,481)	1,176	2,332
Increase (decrease) in accrued interest payable	(869)	1,047	(108)

Net cash provided by operating activities	12,539	29,117	15,127

CASH FLOWS FROM INVESTING ACTIVITIES
Investments originated	(117,540)	(110,477)	(219,231)
Proceeds from principal receipts, sales, and maturities of investments	57,026	83,993	211,782
(Investments in) capital returned by Medallion Bank and other controlled subsidiaries, net	(8,525)	(12,581)	(4,480)
Net cash received on disposition of other controlled subsidiaries	11,969	—	—
Capital expenditures	(82)	29	(23)

Net cash used for investing activities	(57,152)	(39,036)	(11,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	99,242	111,980	263,981
Repayments of funds borrowed	(49,497)	(84,643)	(273,843)
Issuance of SBA debentures	12,500	12,500	25,500
Repayments of SBA debentures	(6,500)	(6,000)	(23,450)
Issuance of common stock, net	—	(117)	45,407
Proceeds from exercise of stock options	281	882	4,068
Payments of declared distributions	(24,372)	(23,892)	(19,541)
Purchase of treasury stock at cost	(3,212)	(5,880)	—

Net cash provided by financing activities	28,442	4,830	22,122

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,171)	(5,089)	25,297
CASH and cash equivalents, beginning of year	47,083	52,172	26,875

CASH and cash equivalents, end of year	$30,912	$47,083	$52,172

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$10,015	$7,175	$7,552
Cash paid during the year for income taxes	—	—	—
Non-cash investing activities-net transfers to (from) other assets	30	—	560

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $192,851,000 at December 31, 2015, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,151,000 at December 31, 2015, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $37,882,000 on the consolidated balance sheet at December 31, 2015, compared to $47,502,000 a year ago, and are considered non-qualifying assets under the 1940 Act.

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

Medallion Bank is not an investment company, and therefore, is not consolidated with the Company, but instead is treated as a portfolio investment. It was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by Medallion Bank’s affiliates who have extensive prior experience in these asset groups. Subsequent to its formation, Medallion Bank began originating consumer loans to finance the purchases of RVs, boats, and other related items, and to finance small scale home improvements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions change, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of loans and other receivables, investments other than securities, loans held for sale, and investments, among other effects.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits, and includes $1,500,000 related to compensating balance requirements of several regional banking institutions, and $7,831,000 and $1,900,000 pledged to a lender of an affiliate as of December 31, 2015 and 2014.

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

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investment securities under the 1940 Act and are recorded at fair value. As part of the fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, cash flows of the borrower, market conditions for loans (e.g., values used by other lenders and any active bid/ask market), historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Investments other than securities, which represent collateral received from defaulted borrowers, are valued similarly.

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 35% and 27% of the investment portfolio at December 31, 2015 and 2014, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $570,000 and $1,408,000 at December 31, 2015 and 2014, and non-marketable securities of $6,289,000 and $6,302,000 in the comparable periods. The $159,913,000 and $136,848,000 related to portfolio investments in controlled subsidiaries at December 31, 2015 and 2014 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. The Company’s analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 51% and 59% of the Company’s investment portfolio at December 31, 2015 and 2014 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 69% and 68% were in New York City at December 31, 2015 and 2014. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (14% at December 31, 2015 and 2014) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, information services, and other services. Approximately 28% of these loans are made primarily in the metropolitan New York City area, 39% in the Midwest, and the balance is widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 26%, 1%, and 8% at December 31, 2015, and 26%, 1%, and 0% at December 31, 2014.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 43% and 52% at December 31, 2015 and 2014 (74% and 74% in New York City), commercial loans were 8% and 9%, and 41% and 36% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 6% and 2% at December 31, 2015 and 2014, and equity investments (including investments in controlled subsidiaries) were 2% and 1% at both year ends.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2015 and 2014, net loan origination costs were $326,000 and $275,000. Net amortization expense (income accretion) for the years ended December 31, 2015, 2014, and 2013 was ($49,000), ($103,000), and $161,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2015 and 2014, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2015, 2014, and 2013.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2015, 2014, and 2013, total non-accrual loans were $16,873,000, $11,092,000, and $16,760,000, and represented 4%, 3%, and 5% of the gross medallion and commercial loan portfolio at each year end, and were primarily concentrated in the medallion portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $8,306,000, $8,444,000, and $9,826,000 as of December 31, 2015, 2014, and 2013, of which $1,315,000, $1,524,000, and $2,077,000 would have been recognized in the years ended December 31, 2015, 2014, and 2013. The reduction in nonaccrual interest foregone and principal balances reflects the recognition of certain loans as realized losses, and hence removal from the nonaccrual disclosures.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was

$406,460,000 and $438,455,000 at December 31, 2015 and 2014, and included $382,919,000 and $410,915,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of December 31, 2015 and 2014. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on net investments was $44,483,000, $43,002,000, and $34,607,000 as of December 31, 2015, 2014, and 2013. Our investment in Medallion Bank, a wholly owned portfolio investment, is a also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. See Note 3 for additional information about Medallion Bank.

The following table sets forth the changes in our unrealized appreciation (depreciation) on investments for the years ended December 31, 2015, 2014, and 2013.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2012	$—	($7,844)	$—	$44	$—	$33,757	$25,957
Net change in unrealized
Appreciation on investments	—	—	814	820	—	6,815	8,449
Depreciation on investments	—	(129)	—	(376)	—	(56)	(561)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	—	397	—	365	—	—	762
Other	—	584	—	(472)	—	(112)	—

Balance December 31, 2013	—	(6,992)	814	381	—	40,404	34,607
Net change in unrealized
Appreciation on investments	—	—	4,884	195	—	(2,900)	2,179
Depreciation on investments	—	(1,365)	—	358	—	1,141	134
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	—	5,408	—	674	—	—	6,082

Balance December 31, 2014	—	(2,949)	5,698	1,608	—	38,645	43,002
Net change in unrealized
Appreciation on investments	—	—	18,132	1,141	—	(9,621)	9,652
Depreciation on investments	(3,568)	(176)	586	(1,426)	(18)	(68)	(4,670)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	(9)	—	—	(4,818)
Losses on investments	130	886	—	301	—	—	1,317
Other (1)	—	—	(967)	967	—	—	—

Balance December 31, 2015	($3,438)	($2,239)	$18,640	$2,582	($18)	$28,956	$44,483

(1)	Reclassification of Medallion Motorsports from equity investments to controlled subsidiaries.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the years ended December 31, 2015, 2014, and 2013.

(Dollars in thousands)	2015	2014	2013
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$288	$553	$820
Unrealized depreciation	(3,822)	(1,365)	(506)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	21,638	15,643	5,060
Realized gains	(4,818)	—	—
Realized losses	1,317	6,082	762
Net unrealized gains (losses) on investments other than securities and other assets	(9,689)	(1,759)	6,759

Total	$4,914	$19,154	$12,895

Net realized gains (losses) on investments
Realized gains	$4,818	$—	$—
Realized losses	(1,317)	(6,082)	(762)
Other gains	4,261	434	1,368
Direct recoveries (chargeoffs)	(126)	41	86
Realized losses on investments other than securities and other assets	—	—	—

Total	$7,636	$(5,607)	$692

The following table provides additional information on attributes of the nonperforming loan portfolio as of December 31, 2015 and 2014.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
December 31, 2015
Medallion (3)	$12,973	$13,051	$13,010
Commercial (3)	3,900	10,401	4,293
December 31, 2014
Medallion	—	—	—
Commercial (3)	11,106	17,953	11,224

(1)	As of December 31, 2015 and 2014, $5,621 and $2,898 of unrealized depreciation had been recorded as a valuation allowance on these loans.
(2)	Interest income of $585 and $372 was recognized on these loans for the years ended December 31, 2015 and 2014.
(3)	Included in the unpaid principal balance is unearned and paid-in-kind interest on nonaccrual loans of $6,579 and $7,180, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page F-9, as of December 31, 2015 and 2014.

The following tables show the aging of medallion and commercial loans as of December 31, 2015 and 2014.

December 31, 2015 (Dollars in thousands)	Days Past Due			Total	Current	Total	Recorded Investment > 90 Days and Accruing
	31 – 60	61 – 90	91 +
Medallion loans	$17,354	$10,224	$11,880	$39,458	$271,975	$311,433	$—

Commercial loans
Secured mezzanine	—	—	1,390	1,390	66,459	67,849	—
Asset-based receivable	—	—	—	—	3,750	3,750	—
Other secured commercial	202	92	945	1,239	11,383	12,622	—

Total commercial loans	202	92	2,335	2,629	81,592	84,221	—

Total	$17,556	$10,316	$14,215	$42,087	$353,567	$395,654	$—

December 31, 2014 (Dollars in thousands)	Days Past Due			Total	Current	Total	Recorded Investment > 90 Days and Accruing
	31 – 60	61 – 90	91 +
Medallion loans	$4,279	$2,463	$—	$6,742	$304,777	$311,519	$—

Commercial loans
Secured mezzanine	—	—	1,391	1,391	53,668	55,059	—
Asset-based receivable	—	—	303	303	3,330	3,633	—
Other secured commercial	263	390	—	653	14,853	15,506	—

Total commercial loans	263	390	1,694	2,347	71,851	74,198	—

Total	$4,542	$2,853	$1,694	$9,089	$376,628	$385,717	$—

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. In March 2015, the Company and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on the Company’s and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Company and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At December 31, 2015, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of December 31, 2015.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(236)	(4,425)	(4,661)

Net other receivables	354	6,637	6,991
Total net outstanding	354	6,637	6,991

Income foregone in 2015	16	24	40
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

The following table shows troubled debt restructurings which the Company entered into during the year ended December 31, 2015.

Troubled Debt Restructuring that Subsequently Defaulted
December 31, 2015	Number of Loans	Pre-Modification Investment	Post-Modification Investment	Number of Loans	Recorded Investment
(Dollars in thousands)
Medallion loans	24	$13,620	$15,143	12	$9,459

Commercial loans
Secured mezzanine	—	—	—	—	—
Asset-based receivable	—	—	—	—	—
Other secured commercial	—	—	—	—	—

Total commercial loans	—	—	—	—	—

Total	24	$13,620	$15,143	12	$9,459

The Company did not enter into any troubled debt restructurings during the year ended December 31, 2014.

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of December 31, 2015 and 2014. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of December 31, 2015. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $140,000, $160,000, and $179,000 for the years ended December 31, 2015, 2014, and 2013.

Deferred Costs

Deferred financing costs, included in other assets, represent costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $276,000, $322,000, and $917,000 for the years ended December 31, 2015, 2014, and 2013. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $2,126,000 and $1,815,000 at December 31, 2015 and 2014.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2014 and 2013, and anticipates qualifying and filing as a RIC for 2015. As a result, no provisions for income taxes have been recorded for the years ended December 31, 2015, 2014, and 2013. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Net increase in net assets resulting from operations available to common shareholders	$29,376	$28,692	$25,776

Weighted average common shares outstanding applicable to basic EPS	24,315,427	24,850,496	21,850,415

Effect of dilutive stock options	10,378	97,057	215,429
Effect of restricted stock grants	66,154	125,770	159,939

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,391,959	25,073,323	22,225,783

Basic earnings per share	$1.21	$1.15	$1.18
Diluted earnings per share	1.20	1.14	1.16

Potentially dilutive common shares excluded from the above calculations aggregated 435,254, 148,267, and no shares as of December 31, 2015, 2014, and 2013.

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

During 2015, 2014, and 2013, the Company issued 162,576, 129,126, and 11,742 restricted shares of stock-based compensation awards, and issued 27,000, 32,000, and 18,000 shares of other stock-based compensation awards, and recognized $1,294,000, $1,490,000, and $1,459,000, or $0.05, $0.06, and $0.07 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2015, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,137,000, which is expected to be recognized over the next 10 quarters (see Note 5).

Distributions to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Distributions paid from
Investment income, net	$20,042	$14,974	$10,608
Return of capital	4,330	8,918	8,933
Realized gains from investment transactions, net	—	—	—

Total distributions	$24,372	$23,892	$19,541

Our ability to make distributions is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2015, the Company had no undistributed net investment income or realized gains.

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $170,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2018. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $81,000, $75,000, and $41,000 in 2015, 2014, and 2013, and all are carried at $0 on the balance sheet at December 31, 2015.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2015, 2014, and 2013.

(Dollars in thousands)	2015	2014	2013
Statement of comprehensive income
Investment income	$91,021	$77,291	$63,744
Interest expense	9,205	7,008	5,271

Net interest income	81,816	70,283	58,473
Noninterest income	291	344	117
Operating expenses (1)	21,621	19,812	18,584

Net investment income before income taxes	60,486	50,815	40,006
Income tax provision	18,974	16,508	10,718

Net investment income after income taxes	41,512	34,307	29,288
Net realized/unrealized losses of Medallion Bank (1)	(18,275)	(7,386)	(11,872)

Net increase in net assets resulting from operations of Medallion Bank	23,237	26,921	17,416
Unrealized depreciation on Medallion Bank (2)	(2,763)	(15,263)	(12,263)
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	(3,644)	3,985	(93)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$16,830	$15,643	$5,060

(1)	Excluded from operating expenses and included in net realized/unrealized losses of Medallion Bank were $1,150, $0 and $1,064 of unrealized losses on other assets for 2015, 2014 and 2013.
(2)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury, and in 2015, the fair value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Loans	$996,375	$881,075
Investment securities, at fair value	35,524	27,900

Net investments (1)	1,031,899	908,975
Cash	23,094	30,372
Other assets, net	24,827	24,696

Total assets	$1,079,820	$964,043

Other liabilities	$6,106	$2,730
Due to affiliates	1,387	3,032
Deposits and other borrowings, including accrued interest payable	909,909	808,837

Total liabilities	917,402	814,599
Medallion Bank equity (2)	162,418	149,444

Total liabilities and equity	$1,079,820	$964,043

Investment in other controlled subsidiaries	$7,747	$11,821
Total investment in Medallion Bank and other controlled subsidiaries (3)	159,913	136,848

(1)	Included in Medallion Bank’s net investments is $6 and $15 for purchased loan premium at December 31, 2015 and 2014.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(3)	Includes $15,500 and $0 of unrealized appreciation on Medallion Bank, in excess of Medallion Bank’s book value as of December 31, 2015 and 2014.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2015 and 2014, the net premium on investment securities totaled $311,000 and $272,000, and $83,000, $64,000, and $105,000 was amortized to interest income for the years ended December 31, 2015, 2014, and 2013.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2015 and 2014, net loan origination costs were $11,400,000 and $9,937,000. Net amortization expense for the years ended December 31, 2015, 2014, and 2013 was $3,354,000, $3,138,000, and $2,911,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2015, $3,381,000 or 1% of consumer loans, no commercial loans, and $21,722,000 or 6% of medallion loans were on nonaccrual, compared to $2,536,000 or 1% of consumer loans, $1,351,000 or 3% of commercial loans, and no medallion loans on nonaccrual at December 31, 2014, and $2,266,000 or 1% of consumer loans, $2,291,000 or 4% of commercial loans, and no medallion loans on nonaccrual at December 31, 2013. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $233,000, $90,000, and $85,000 as of December 31, 2015, 2014, and 2013. See also the paragraph and table on page F-12 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee, depending on the maturity of the deposit, which averages 0.14% and, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2015 and 2014 was $2,034,000 and $2,205,000, and $1,314,000, $1,251,000, and $1,220,000 was amortized to interest expense during 2015, 2014, and 2013. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Year Ending December 31,						December 31, 2015	December 31, 2014	Interest Rate (1)
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter
Deposits and other borrowings	$393,359	$265,336	$164,721	$72,393	$13,087	$—	$908,896	$807,940	1.04%

(1)	Weighted average contractual rate as of December 31, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $8,000,000 in 2015, $10,000,000 in 2014, and $5,000,000 in 2013. Separately, Medallion Bank declared dividends to the Company of $18,000,000 in 2015, $15,000,000 in 2014, and $12,000,000 in 2013.

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, Medallion Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the Small Business Lending Fund Program (SBLF). The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. The Bank pays a dividend rate of 1% on the Series E. Beginning in the first quarter of 2016, the Bank will pay a dividend rate of 9%.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of December 31, 2015 and 2014, compared to required regulatory minimum capital ratios and the ratios required to be considered well capitalized. As of December 31, 2015, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	December 31, 2015	December 31, 2014
Common equity tier I capital(1)	$—	$—	$135,635	N/A
Tier 1 capital	—	—	161,938	$148,510
Total capital	—	—	175,533	160,220
Average assets	—	—	1,071,980	961,944
Risk-weighted assets	—	—	1,077,103	930,737
Common equity tier I capital ratio (1)	5%	7%	12.6%	N/A
Leverage ratio (2)	4	5	15.1	15.5%
Tier 1 capital ratio (3)	6	8	15.0	16.0
Total capital ratio (3)	8	10	16.3	17.2

(1)	Not required until 2015
(2)	Calculated by dividing Tier 1 capital by average assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Year Ending December 31,						December 31, 2015	December 31, 2014	Interest Rate (1)
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter
Revolving lines of credit	$129,518	$—	$—	$—	$—	$—	$129,518	$122,794	2.05%
Notes payable to banks	122,167	180	42	—	40	—	122,429	124,516	2.60
SBA debentures	—	—	—	3,000	—	71,485	74,485	68,485	3.52
Margin loan	45,108	—	—	—	—	—	45,108	—	1.48
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.58

Total	$296,793	$180	$42	$3,000	$40	$104,485	$404,540	$348,795	2.47

(1)	Weighted average contractual rate as of December 31, 2015.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and the line reduced to $150,000,000, and which was further reduced in stages in December 2015 to $135,000,000, and to $125,000,000 on July 1, 2016; and of which $129,518,000 was outstanding at December 31, 2015. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 0.43% at December 31, 2015) plus 1.65%, and previously was the lesser of a pooled short-term commercial paper rate, plus 0.95%.

(B) SBA DEBENTURES

In 2015, the SBA approved $15,500,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. As of December 31, 2015, $162,485,000 of commitments had been fully utilized, there were $3,000,000 commitments available, and $74,485,000 was outstanding.

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

(C) NOTES PAYABLE TO BANKS/OTHER LENDERS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years, as well as with other non-bank lenders. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on our consolidated balance sheets. The table below summarizes the key attributes of our various borrowing arrangements with these lenders as of December 31, 2015.

(Dollars in thousands)
Borrower	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at December 31, 2015	Monthly Payment	Average Interest Rate at December 31, 2015	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	4/16 - 7/16	Revolving line of credit secured by pledged loans	$98,195	(2)	$93,570	Interest only	2.44% (includes unused fee)	Various	(2)
Medallion Chicago	3/28	11/11 - 12/11	12/16	Term loans secured by owned Chicago medallions(3)	25,708		23,495	$121 principal & interest	3.12%	N/A
The Company	1/1	1/11	11/16	Participated loans treated as financings	3,915		3,908	Proportionate to the payments received on the participated loans	2.50%	N/A
FSVC	3/5	2/12 - 4/14	03/16 - 11/18	Participated loans treated as financings	256		250	Proportionate to the payments received on the participated loans	6.53%	N/A
MFC	2/3	2/13 - 12/15	2/16 - 12/20	Participated loans treated as financings	155		149	Proportionate to the payments received on the participated loans	9.05%	N/A
MFC	1/1	1/05	5/16	Revolving line of credit secured by pledged loans	8,000		1,057	Interest only	—	Prime + 0.50%

					$136,229		$122,429

(1)	At December 31, 2015, 30 day LIBOR was 0.43%, 360 day LIBOR was 1.18%, and the prime rate was 3.50%.
(2)	$48,195 of these lines can also be used by MFC ($275 which is available) of which $20,695 of such usage would be guaranteed by the Company. Interest rates on these lines range from LIBOR plus 2% to LIBOR + 2.125%, and all contain prime rate options from prime minus 0.25% to prime, and one note has a floor, and two notes have an unused fee.
(3)	$14,488 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.61% at December 31, 2015) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At December 31, 2015, $33,000,000 was outstanding on the preferred securities.

(E) MARGIN LOAN

In June 2015, the Company entered into a margin loan agreement with Morgan Stanley. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is initially available at 90% of the current fair market value of the securities. The margin loan bears interest at 30-day LIBOR (0.43% at December 31, 2015) plus 1.00%. As of December 31, 2015, $45,108,000 was outstanding under this margin loan.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. At December 31, 2015, 150,708 shares of the Company’s common stock remained available for future grants. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. No additional shares are available for issuance under the Employee Restricted Stock Plan. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock were issuable under the Employee Restricted Stock Plan, and as of December 31, 2015, none of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock are issuable under the Amended Director Plan, and as of December 31, 2015, 37,000 shares of the Company’s common stock remained available for future grants. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s 1996 Stock Option Plan and 1996 Director Plan terminated on May 21, 2006 and no additional shares are available for future issuance. At December 31, 2015, 446,254 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 391,921 options were exercisable, and there were 209,040 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $0.90, $1.54, and $1.41 per share for the years ended December 31, 2015, 2014, and 2013. The following assumption categories are used to determine the value of any option grants.

	Year ended December 31,
	2015	2014	2013
Risk free interest rate	1.87%	1.82%	1.24%
Expected dividend yield	8.90	7.21	8.07
Expected life of option in years (1)	6.00	6.00	6.00
Expected volatility (2)	30.00%	30.00%	30.00%

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option program under the 1996 and 2006 Stock Option Plans and the Amended Director Plan for the years ended December 31, 2015, 2014, and 2013.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2012	971,500	$3.50-13.06	$9.80
Granted	18,000	13.84	13.84
Cancelled	(518)	9.22	9.22
Exercised (1)	(410,765)	3.50-13.06	9.90

Outstanding at December 31, 2013	578,217	7.17-13.84	9.85
Granted	32,000	11.42-13.53	12.61
Cancelled	(50,000)	8.51	8.51
Exercised (1)	(98,396)	7.17-11.21	8.96

Outstanding at December 31, 2014	461,821	7.49-13.84	10.38
Granted	27,000	9.38	9.38
Cancelled	(12,118)	9.22-13.06	11.07
Exercised (1)	(30,449)	9.22	9.22

Outstanding at December 31, 2015 (2)	446,254	$7.49-13.84	$10.38

Options exercisable at
December 31, 2013	556,550	$7.17-13.06	$9.71
December 31, 2014	416,821	7.49-13.84	10.10
December 31, 2015 (2)	391,921	7.49-13.84	10.27

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0, $464,000, and $1,794,000 for 2015, 2014, and 2013.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2015 and the related exercise price of the underlying options, was $0 for outstanding options and $0 for exercisable options as of December 31, 2015. The remaining contractual life was 3.11 years for outstanding options and 2.30 years for exercisable options at December 31, 2015.

The following table presents the activity for the restricted stock program under the 2009 Employee Restricted Stock Plan for the years ended December 31, 2015, 2014, and 2013.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2012	300,317	$7.99-12.55	$10.76
Granted	11,742	13.12-15.61	15.31
Cancelled	(4,088)	7.99-13.12	10.12
Vested (1)	(73,703)	11.08-12.55	11.56
Outstanding at December 31, 2013	234,268	7.99-15.61	10.72
Granted	129,126	10.08-13.46	12.82
Cancelled	(378)	11.08-15.61	12.65
Vested (1)	(153,651)	7.99-15.61	10.11
Outstanding at December 31, 2014	209,365	10.08-15.61	12.47
Granted	162,576	9.08-10.38	9.89
Cancelled	(53,761)	9.92-15.61	11.16
Vested (1)	(109,140)	10.08-15.61	12.16
Outstanding at December 31, 2015 (2)	209,040	$9.08-15.61	$10.96

(1)	The aggregate fair value of the restricted stock vested was $916,000, $2,023,000, and $1,062,000 for 2015, 2014, and 2013.
(2)	The aggregate fair value of the restricted stock was $1,472,000 as of December 31, 2015. The remaining vesting period was 1.83 years at December 31, 2015.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2015.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2014	45,000	$11.42-13.84	$12.93
Granted	27,000	9.38	9.38
Cancelled	—	—	—
Vested	(17,667)	11.42-13.84	13.02

Outstanding at December 31, 2015	54,333	$9.38-13.84	$11.14

The intrinsic value of the options vested was $0, $0, and $143,000 in 2015, 2014, and 2013.

(6) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2015, 2014, and 2013.

(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2015 Quarter Ended
Investment income	$11,831	$10,838	$10,665	$9,319
Net investment income after income taxes	4,904	4,330	4,236	3,356
Net increase in net assets resulting from operations	7,068	8,086	7,312	6,911
Net increase in net assets resulting from operations per common share
Basic	$0.29	$0.33	$0.30	$0.29
Diluted	0.29	0.33	0.30	0.29
2014 Quarter Ended
Investment income	$9,035	$9,875	$11,379	$10,779
Net investment income after income taxes	3,450	3,803	5,228	2,664
Net increase in net assets resulting from operations	6,766	7,105	6,694	8,127
Net increase in net assets resulting from operations per common share
Basic	$0.27	$0.29	$0.27	$0.33
Diluted	0.27	0.28	0.27	0.33
2013 Quarter Ended
Investment income	$8,245	$7,543	$9,435	$9,706
Net investment income after income taxes	2,463	1,742	4,415	3,569
Net increase in net assets resulting from operations	6,472	6,249	6,397	6,658
Net increase in net assets resulting from operations per common share
Basic	$0.30	$0.29	$0.29	$0.29
Diluted	0.30	0.28	0.29	0.29

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating under current GAAP. ASU 2016-02 applies to all entities and is effective for fiscal years beginning after December 15, 2018 for public entities, with early adoption permitted. The Company is assessing the impact the update will have on its financial condition and results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this Update is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not believe this update will have a material impact on its financial condition.

In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” ASU 2015-15 adds SEC paragraphs whereby the SEC staff addresses the absence of guidance under ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30),” for costs related to line-of-credit arrangements. The SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe this update will have a material impact on its financial condition.

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

Employment agreements expire at various dates through 2020. At December 31, 2015, minimum payments under employment agreements are as follows:

(Dollars in thousands)
2016	$2,110
2017	988
2018	651
2019	651
2020	271
Thereafter	—

Total	$4,671

(b) Other Commitments

The Company had no portfolio commitments outstanding at December 31, 2015. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, the Company had approximately $41,680,000 of undisbursed funds relating to revolving credit facilities with borrowers, $38,028,000 of which would be disbursed by Medallion Bank. These amounts may be drawn upon at the customer’s request if they meet certain credit requirements.

Commitments for leased premises expire at various dates through December 31, 2027. At December 31, 2015, minimum rental commitments for non-cancelable leases are as follows:

(Dollars in thousands)
2016	$696
2017	1,616
2018	1,518
2019	1,774
2020	1,776
Thereafter	11,373

Total	$18,753

Occupancy expense was $877,000, $798,000, and $765,000 for the years ended December 31, 2015, 2014, and 2013.

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

A member of the Board of Directors of the Company from 1996 through 2014 was also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $208,000, $187,000, and $354,000 in 2015, 2014, and 2013.

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

At December 31, 2015, 2014, and 2013, MSC serviced $382,919,000, $410,915,000, and $402,801,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $5,658,000, $5,946,000, and $5,920,000 of servicing fee income was earned by MSC in the years ended December 31, 2015, 2014, and 2013.

The following table summarizes the net revenues received from Medallion Bank.

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Reimbursement of operating expenses	$775	$743	$571
Loan origination fees	168	262	336
Servicing fees	8	15	18

Total other income	$951	$1,020	$925

The Company had a loan to Medallion Fine Art, Inc. in the amount of $8,348,000 and $6,737,000 as of December 31, 2015 and 2014. The loan bears interest at a rate of 12%, all of which is paid in kind. During 2015 and 2014, the Company advanced $1,225,000, and $0, and was repaid $550,000 and $0 with respect to this loan. Additionally, the Company recognized $944,000, $765,000, and $406,000 of interest income in 2015, 2014, and 2013.

MCI had a loan to an affiliate of Medallion Motorsports LLC in the amount of $5,033,000 and $4,485,000 as of December 31, 2015 and 2014. The loan bears interest at a rate of 10%, all of which is paid in kind. During 2015, 2014, and 2013 MCI recognized $547,000, $355,000, and $389,000 of interest income with respect to this loan.

(11) SHAREHOLDERS’ EQUITY

On December 6, 2013, the Company sold 2,900,000 shares at an offering price of $16.40 per share, resulting in gross proceeds of $47,560,000, less (i) underwriters’ discounts and commissions of $1,902,400 and (ii) offering costs of $250,600 as of December 31, 2013 (an additional $117,000 of offering costs were applied in 2014).

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases, which expires in May 2016. In November 2004, the repurchase program was increased by an additional $10,000,000, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. As of December 31, 2015, a total of 2,569,951 shares had been repurchased for $23,063,623. Purchases in 2015 were 413,193 shares for $3,212,000, and were 576,143 shares for $5,880,000 in 2014, and were none in 2013.

(12) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Management fees	$75	$75	$75
Prepayment fees	65	139	743
Servicing fees	51	142	193
Late charges	49	49	143
Other	79	104	128

Total noninterest income	$319	$509	$1,282

Prepayment fees decreased in 2015 compared to 2014, reflecting a slowdown in prepayment activity in general, and the receipt of larger than normal fees from mezzanine loan prepayments in 2013. The decreases in servicing fees reflected the slowdown in the servicing and loan origination activities performed for Medallion Bank.

The major components of other operating expenses were as follows.

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Travel, meals, and entertainment	$940	$931	$892
Directors’ fees	396	425	432
Computer expense	315	272	116
Office expense	216	224	193
Miscellaneous taxes	213	276	169
Insurance	173	209	214
Depreciation and amortization	140	160	179
Other expenses	324	597	374

Total other operating expenses	$2,717	$3,094	$2,569

Computer expense increased due to systems upgrades, upgrades of desktop hardware, a storage area network, and network redundancy equipment in the data centers. Miscellaneous taxes, which include franchise, excise, road, and other governmental assessments, were high in 2014, and also reflected a tax benefit in 2013. Other operating expenses reflected higher accruals in 2014, and accrual reversals in 2015 and 2013.

(13) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Net share data
Net asset value at the beginning of the year	$11.16	$10.95	$9.99	$9.68	$9.35
Net investment income	0.69	0.60	0.55	0.43	0.61
Income tax (provision) benefit	0.00	0.00	0.00	0.00	0.00
Net realized gains (losses) on investments	0.31	(0.22)	0.03	(0.33)	(0.03)
Net change in unrealized appreciation on investments	0.20	0.76	0.58	1.11	0.51

Net increase in net assets resulting from operations	1.20	1.14	1.16	1.21	1.09
Issuance of common stock	—	(0.01)	0.67	(0.07)	(0.04)
Repurchase of common stock	0.06	0.03	—	—	—
Distribution of net investment income	(0.81)	(0.60)	(0.48)	(0.39)	(0.70)
Return of capital	(0.18)	(0.35)	(0.41)	(0.44)	—
Distribution of net realized gains on investments	—	—	—	—	—

Total distributions	(0.99)	(0.95)	(0.89)	(0.83)	(0.70)
Other	(0.01)	—	0.02	—	(0.02)

Total increase in net asset value	0.26	0.21	0.96	0.31	0.33

Net asset value at the end of the year (1)	$11.42	$11.16	$10.95	$9.99	$9.68

Per share market value at beginning of year	$10.01	$14.35	$11.74	$11.38	$8.20
Per share market value at end of year	7.04	10.01	14.35	11.74	11.38
Total return (2)	(22%)	(25%)	29%	11%	49%

Ratios/supplemental data
Total shareholders’ equity (net assets)	$278,088	$274,670	$273,495	$216,318	$171,504
Average net assets	276,745	276,254	225,653	197,504	166,738
Total expense ratio (3) (4)	9.45%	9.57%	11%	13%	17%
Operating expenses to average net assets (4)	6.04	6.48	6.94	7.02	8.46
Net investment income after income taxes to average net assets (4)	6.08	5.48	5.40	4.44	6.46

(1)	Includes $0.00, $0.00, $0.00, $0.00, and $0.06 of undistributed net investment income per share as of December 31, 2015, 2014, 2013, 2012, and 2011, and $0.00 of undistributed net realized gains per share for all years presented.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the year.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $5,658, $5,946, $5,920, $6,066, and $5,492 and operating expenses of $6,044, $6,005, $5,841, $6,359, and $5,659 which formerly were the Company’s, were now MSC’s for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 11.63%, 8.23%, and 5.94% in 2015, 11.74%, 8.65%, and 5.46% in 2014, 13.23%, 9.53%, and 5.39% in 2013, 15.73%, 10.23%, and 4.29% in 2012, and 20%, 12%, and 6.36% in 2011.

(14) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company matches employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank and other unconsolidated, wholly-owned portfolio companies, was approximately $185,000, $181,000, and $161,000 for the years ended December 31, 2015, 2014, and 2013.

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

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2015 and 2014, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$606,959	$606,959	$527,601	$527,601
Cash (1)	30,912	30,912	47,083	47,083
Accrued interest receivable (2)	1,003	1,003	988	988
Financial liabilities
Funds borrowed(2)	404,540	404,540	348,795	348,795
Accrued interest payable(2)	1,302	1,302	2,171	2,171

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

(16) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during 2015.

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

Medallion loans and the asset-based portion of the commercial loan portfolio are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect against losses to the Company. As a result, the initial valuation assessment is that as long as the loan is current and performing, its fair value approximates the par value of the loan. To the extent a loan becomes nonperforming, the collateral value has almost always been adequate to result in a complete recovery. In a case where the collateral value was inadequate, an unrealized loss would be recorded to reflect any shortfall. Collateral values for medallion loans are typically obtained from transfer prices reported by the regulatory agency in a particular local market (e.g. New York City Taxi and Limousine Commission). Collateral values for asset based loans are confirmed through daily borrowing base analysis of borrower availability, confirmations obtained from a borrower’s underlying customers, and field examinations by us or third parties engaged by us. These portfolios have historically been at very low loan to collateral value ratios, and as a result, are generally not highly sensitive to changes in collateral values as only a very significant downward movement would have an impact on the Company’s valuation analysis, potentially resulting in a significantly lower fair market value measurement.

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

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and on an annual basis, the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In 2015 the Company became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their carrying amount. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015. See Note 3 for additional information about Medallion Bank.

Investments in controlled subsidiaries, other than Medallion Bank, equity investments, and investments other than securities are valued similarly, while also considering available current market data, including relevant and applicable market trading and transaction comparables, the nature and realizable value of any collateral, applicable interest rates and market yields, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, and borrower financial analysis, among other factors. As a result of this valuation process, the Company uses the actual results of operations of the controlled subsidiaries as the best estimate of changes in fair value, in most cases, and records the results as a component of unrealized appreciation (depreciation) on investments. For the balance of controlled subsidiary investments, equity investments, and investments other than securities positions, the result of the analysis results in changes to the value of the position if there is clear evidence that it’s value has either decreased or increased in light of the specific facts considered for each investment. The valuation is highly sensitive to changes in the assumptions used. To the extent that any assumption in the analysis changes significantly from one period to another, that change could result in a significantly lower or higher fair market value measurement. For example, if an investee’s valuation was determined primarily on the cash flow generated from their business, then if that cash flow deteriorated significantly from a prior period valuation, that could have a material impact on the valuation in the current period.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2015 Assets
Medallion loans	$—	$—	$308,408	$308,408
Commercial loans	—	—	81,895	81,895
Investment in Medallion Bank and other controlled subsidiaries	—	—	159,913	159,913
Equity investments	62	—	6,797	6,859
Investment securities	49,884	—	—	49,884
Investments other than securities	—	—	37,882	37,882
Other assets	—	—	354	354
2014 Assets
Medallion loans	$—	$—	$311,894	$311,894
Commercial loans	—	—	71,149	71,149
Investment in Medallion Bank and other controlled subsidiaries	—	—	136,848	136,848
Equity investments	178	—	7,532	7,710
Investments other than securities	—	47,502	—	47,502
Other assets	—	—	392	392

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is primarily the investment in Medallion Bank, as well as other consolidated subsidiaries such as MSC, a start-up business engaged in media-buying consulting, and other securities detailed in the consolidated summary schedule of investments following these footnotes. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the years ended December 31, 2015 and 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans(3)	Investment in Medallion Bank & Other Controlled Subs(2)	Equity Investments(2)	Investments Other Than Securities(4)	Other Assets(3)
December 31, 2014	$311,894	$71,149	$136,848	$7,532	$0	$392
Gains (losses) included in earnings	(3,578)	(236)	43,384	1,113	(1,570)	(68)
Purchases, investments, and issuances	38,966	27,255	10,604	1,447	—	—
Sales, maturities, settlements, and distributions	(38,874)	(16,243)	(32,535)	(1,683)	—	—
Transfers in (out)	—	(30)	1,612	(1,612)	39,452	30

December 31, 2015	$308,408	$81,895	$159,913	$6,797	$37,882	$354

Amounts related to held assets(1)	($3,438)	($175)	$40,154	$207	($9,621)	(68)

(1)	Total unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2015.
(2)	During 2015, the investment in Medallion Motorsports was transferred from equity investment to controlled subsidiary at fair value in the amount of $1,612.
(3)	During 2015, a commercial loan was settled, the proceeds of which are held in escrow subject to litigation. The investment was transferred from commercial loan to other assets at fair value in the amount of $30.
(4)	During 2015, the investments other than securities were transferred from level 2 to level 3.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2013	$297,861	$60,168	$108,623	$6,225	$392
Gains (losses) included in earnings	—	(940)	30,643	781	—
Purchases, investments, and issuances	88,526	20,747	11,982	1,174	—
Sales, maturities, settlements, and distributions	(74,493)	(8,826)	(14,400)	(648)	—
Transfers in (out)	—	—	—	—	—

December 31, 2014	$311,894	$71,149	$136,848	$7,532	$392

Amounts related to held assets(1)	$—	($1,328)	$30,643	$731	—

(1)	Total unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2014.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2015 and 2014 were as follows.

(Dollars in thousands)	Fair Value at 12/31/15	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$308,408	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 155% (79%)
Commercial Loans – Asset-Based	3,678	Borrower collateral analysis	Adequacy of collateral (loan to value)	0% - 84% (54%)
Commercial Loans – Mezzanine and Other	78,217	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3% - 19.00% (13.13%)
Investment in Medallion Bank	152,166	Third party valuation using a weighting of the three methods utilized	Comparable Transactions Analysis Control Premium Analysis Discount rate in Cash Flow Analysis	(11.4% premium to book value) (32%) (20%)
		Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
			Premium on portfolio assets	(1.56% premium recorded)
Investment in Other Controlled Subsidiaries	4,234	Investee book value and equity pickup, adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
	986	Investee book value and equity pickup	Third party valuation/ offer to purchase assets	N/A
			Collateral support	N/A
			Financial condition and operating performance of the investee	N/A
	2,527	Investee financial analysis	Financial condition and operating performance	N/A
Equity Investments	1,957	Investee book value	Valuation indicated by investee filings	N/A
	509	Market comparables	Discount for lack of marketability	10% (10%)
	4,331	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Investments Other Than Securities	37,882	Precedent market transaction	Transfer prices of Chicago medallions	$150 - $238 ($194)
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(Dollars in thousands)	Fair Value at 12/31/14	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$311,894	Precedent market transactions	Adequacy of collateral (loan to value)	0% -111% (60%)
Commercial Loans - Asset-Based	3,467	Borrower collateral analysis	Adequacy of collateral (loan to value)	2% -80% (52%) (1)
Commercial Loans – Mezzanine and Other	67,682	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3.00% - 17.00% (12.22%)
Investment in Medallion Bank	125,027	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
Investment in Other Controlled Subsidiaries	9,463	Market comparables	Valuation indicated by private company offers	N/A
	2,358	Investee book value and equity pickup	Collateral support	N/A
			Financial condition and operating performance of the investee	N/A
Equity Investments	2,599	Investee book value	Valuation indicated by investee filings	N/A
	1,230	Market comparables	Discount for lack of marketability	10% (10%)
	3,703	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Other Assets	392	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(1)	As of December 31, 2014, the Company had one asset based loan in the amount of $205 which had $0 collateral.

(17) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of December 31, 2015 and 2014.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 12/31/15		Value as of 12/31/14
City of Chicago Taxicab Medallions	154	(1)	$8,411	$36,806	(2)	$46,154	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	1,076	(3)	1,348	(3)

Total Investments Other Than Securities			$8,689	$37,882		$47,502

(1)	Investment is not readily marketable, is considered income producing, is not subject to option, and is a non-qualifying asset under the 1940 Act.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $34,240, $0, and $34,240 as of December 31, 2015, and was $43,027, $0, and $43,027 as of December 31, 2014. The aggregate cost for Federal income tax purposes was $2,566 at December 31, 2015 and $3,127 at December 31, 2014.
(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $989, $0, and $989 as of December 31, 2015 and is $1,244, $0, and $1,244 as of December 31, 2014. The aggregate cost for Federal income tax purposes was $84 at December 31, 2015 and $103 at December 31, 2014.

(18) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

        The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Restricted Stock Plan was received from the SEC on March 1, 2016. A total of 700,000 shares of the Company’s common stock are available for issuance under the 2015 Restricted Stock Plan. The terms of the 2015 Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for issuance under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan (2015 Director Plan) on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock are issuable under the 2015 Director Plan. Under the 2015 Director Plan, unless otherwise determined by the Board of Directors, the Company will grant options to purchase 12,000 shares of the Company’s common stock to an non-employee director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options is ten years.

On February 12, 2016, the Company’s board of directors declared a $0.25 per share common stock distribution, payable on April 11, 2016 to shareholders of record on March 31, 2016.

In 2016, the $3,000,000 of available SBA commitments were utilized.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					391	77%	3.72%	$25,051	$213,374	$213,356	$213,278
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$903	$903	$903
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350	$351
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,376	$3,376	$3,374
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$542	$542	$542
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210	$211
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,046	$2,046	$2,045
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,760	$1,760	$1,763
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,754	$1,754	$1,755
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,753	$1,753	$1,754
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,752	$1,752	$1,753
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,752	$1,752	$1,753
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$361	$361	$361
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140	$141
	Hamilton Transit LLC ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,505
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Christian Cab Corp	Term Loan	11/27/12	11/27/18	1	1%	3.75%		$1,490	$1,490	$1,490
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,467	$1,467	$1,466
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,446	$1,446	$1,445
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,424	$1,424	$1,425
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,424	$1,424	$1,424
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
Various New York && ##	2.75% to 10.00%	Term Loan	03/23/01 to 12/28/15	01/03/16 to 09/10/23	361	62%	3.78%	$25,051	$171,351	$171,333	$171,243
Chicago					112	14%	4.87%	$4,656	$39,412	$39,406	$39,260
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	02/24/18	1	1%	5.00%		$1,517	$1,517	$1,516
Various Chicago && ##	3.25% to 12.00%	Term Loan	01/22/10 to 12/22/15	10/19/15 to 12/22/20	111	14%	4.87%	$4,656	$37,895	$37,889	$37,744
Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 12/10/15	02/14/16 to 05/14/25	115	9%	5.26%	$1,749	$24,585	$24,585	$24,654
Boston					56	9%	4.63%	$3,268	$26,471	$26,436	$25,883
	Chiso Trans Inc &	Term Loan	11/26/13	11/07/16	1	*	4.25%		$819	$819	$820
	Chiso Trans Inc &	Term Loan	04/20/12	04/20/18	1	*	5.50%		$581	$581	$581
Various Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 09/29/15	12/07/15 to 11/06/25	54	9%	4.62%	$3,268	$25,071	$25,036	$24,482
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/22/16 to 01/26/20	14	2%	4.64%	$2,414	$6,624	$6,607	$4,287
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 07/30/15	07/01/15 to 09/01/23	11	0%	7.27%	$320	$1,045	$1,043	$1,046

Total medallion loans ($238,103 pledged as collateral under borrowing arrangements)					699	111%	4.09%	$37,458	$311,511	$311,433	$308,408

Commercial Loans

Secured mezzanine (23% Minnesota, 10% Oklahoma, 8% Pennsylvania, 8% Ohio, 8% North Carolina, 5% Kansas, 5% New York, 5% Massachusetts, 5% Rhode Island, 4% Wisconsin, 4% Illinois, 4% Deleware, 4% Michigan, 3% Texas and 4% all other states) (2)

Manufacturing (51% of the total)	MicroGroup, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	06/29/15	06/29/20	1	1%	14.00%	$3,200	$3,233	$3,233	$3,233
	(capitalized interest of $33 per footnote 2)
	AA Plush Holdings, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	08/15/14	08/15/19	1	1%	14.00%		$3,085	$3,085	$3,075
	(capitalized interest of $85 per footnote 2)
	EGC Operating Company, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	09/30/14	09/30/19	1	1%	15.00%		$2,945	$2,945	$2,954

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2015

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
		(capitalized interest of $15 per footnote 2)
		Pinnacle Products International, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/09/15	10/09/20	1	1%	15.00%	$2,800	$2,820	$2,820	$2,820
		(capitalized interest of $20 per footnote 2)
		Tech Cast Holdings, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	12/12/14	12/12/19	1	1%	15.00%		$2,690	$2,690	$2,661
	+	Production Services Associates LLC (d/b/a American Card Services) (interest rate includes PIK interest of 2.00%)	Term Loan	02/17/15	02/17/20	1	1%	16.00%	$2,600	$2,646	$2,646	$2,624
		(capitalized interest of $46 per footnote 2)
		BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	08/01/14	08/01/19	1	1%	14.00%		$2,573	$2,573	$2,577
		(capitalized interest of $73 per footnote 2)
		WRWP, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	12/30/14	12/30/19	1	1%	15.00%		$2,311	$2,311	$2,319
		(capitalized interest of $70 per footnote 2)
		Dynamic Systems, Inc. (interest rate includes PIK interest of 3.50%)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$2,066	$2,066	$2,066
		(capitalized interest of $241 per footnote 2)
		American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 7.00%)	Term Loan	07/03/13	01/03/18	1	1%	19.00%		$1,577	$1,577	$1,575
		(capitalized interest of $77 per footnote 2)
	+	GAF Manufacturing, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	03/06/14	03/06/19	1	1%	14.00%		$1,556	$1,556	$1,562
		(capitalized interest of $56 per footnote 2)
	+	Respiratory Technologies, Inc.	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,500	$1,503
	+	Various Other && 12.00% to 17.00%	Term Loan	03/10/99 to 07/17/12	03/31/10 to 01/31/19	5	2%	13.97%		$5,561	$5,561	$5,561
Professional, Scientific, and Technical Services (12% of the total)		Weather Decision Technologies, Inc. {One-time on 1/1/18 to 15%} (interest rate includes PIK interest of 9.00%)	Term Loan	12/11/15	12/11/20	1	1%	18.00%	$3,500	$3,517	$3,517	$3,505
		(capitalized interest of $18 per footnote 2)
		JR Thompson Company LLC (interest rate includes PIK interest of 2.00%)	Term Loan	05/21/15	05/21/22	1	1%	14.00%	$2,800	$2,273	$2,273	$2,273
		(capitalized interest of $12 per footnote 2)
	+	DPIS Engineering, LLC	Term Loan	12/01/14	06/30/20	1	1%	12.00%		$2,000	$2,000	$1,997
Information (11% of the total)		US Internet Corp.	Term Loan	06/12/13	09/18/20	1	1%	14.50%		$3,000	$3,000	$3,013
		US Internet Corp.	Term Loan	03/18/15	09/18/20	1	1%	14.50%	$1,750	$1,750	$1,750	$1,741
		Centare Holdings, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,500	$2,490
Arts, Entertainment, and Recreation (8% of the total)		RPAC Racing, LLC (interest rate includes PIK interest of 10.00%)	Term Loan	11/19/10	01/15/17	1	2%	10.00%		$5,033	$5,033	$5,033
		(capitalized interest of $1,994 per footnote 2)
Transportation and Warehousing (5% of the total)		LLL Transport, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/23/15	04/23/21	1	1%	15.00%	$3,500	$3,514	$3,514	$3,511
		(capitalized interest of $14 per footnote 2)
Administrative and Support Services (5% of the total)		Staff One, Inc.	Term Loan	06/30/08	03/31/17	1	1%	3.00%		$2,931	$2,931	$2,931
		Staff One, Inc.	Term Loan	09/15/11	03/31/17	1	*	3.00%		$369	$369	$369
Wholesale Trade (5% of the total)		Fit & Fresh, Inc (interest rate includes PIK interest of 2.00%)	Term Loan	03/02/15	03/02/20	1	1%	14.00%	$3,000	$3,051	$3,051	$3,057
		(capitalized interest of $51 per footnote 2)
Construction (2% of the total)		Highland Crossing-M, LLC	Term Loan	01/07/15	02/01/25	1	1%	11.50%	$2,200	$1,450	$1,450	$1,450
Accommodation and Food Services (1% of the total)		Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	09/30/16 to 11/05/20	3	*	9.81%		$1,674	$1,674	$535
Retail Trade (0% of the total)		Various Other && 10.00%	Term Loan	06/30/00	09/30/16	1	*	10.00%		$224	$224	$36

Total secured mezzanine (2)						33	24%	13.59%	$25,350	$67,849	$67,849	$66,471

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Asset-based (43% New Jersey, 34% New York, 13% Florida, 7% Virginia and 3% all other states)
Wholesale Trade (24% of the total)	Various Other 4.00% to 6.50% ##	Revolving line of credit	01/23/99 to 07/21/15	01/14/16 to 11/30/16	9	*	5.46%	$425	$880	$ 880	$895
	{Daily-Prime + .75% to 3.25%}
Retail Trade (17% of the total)	Various Other 4.75% to 7.25% ##	Revolving line of credit	10/19/98 to 08/31/06	08/31/16 to 10/19/16	3	*	5.11%		$649	$ 649	$630
	{Daily-Prime + 1.5% to 4%}
Transportation and Warehousing (14% of the total)	Various Other 6.00% ##	Revolving line of credit	12/31/01	12/31/16	1	*	6.00%		$506	$ 506	$499
	{Daily-Prime + 2.75%}
Professional, Scientific, and Technical Services (11% of the total)	Various Other 6.75%	Revolving line of credit	12/22/14	12/22/16	1	*	6.75%		$408	$ 408	$408
	{Daily-Prime + 3.5%}
Construction (9% of the total)	Various Other 5.75% ##	Revolving line of credit	07/20/99	07/20/16	1	*	5.75%		$354	$ 354	$349
	{Daily-Prime + 2.5%}
Health Care and Social Assistance (7% of the total)	Various Other 5.50% to 5.75% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/16 to 11/09/16	2	*	5.72%		$294	$ 294	$273
	{Daily-Prime + 2.25% to 2.5%}
Finance and Insurance (7% of the total)	Various Other 7.00%	Revolving line of credit	08/26/15	08/26/16	1	*	7.00%	$95	$250	$ 250	$242
	{Daily-Prime + 3.75%}
Manufacturing (6% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 11/10/15	01/27/16 to 11/29/16	6	*	6.38%	$53	$236	$ 236	$215
	{Daily-Prime + 2.5% to 4%}
Administrative and Support Services (5% of the total)	Various Other 5.50%	Revolving line of credit	06/30/07	06/30/16	1	*	5.50%		$173	$ 173	$167
	{Daily-Prime + 2.25%}
Real Estate and Rental and Leasing (0% of the total)	Various Other 7.75%	Revolving line of credit	12/24/15	12/24/16	1	*	7.75%		$0	$ 0	$0
	{Daily-Prime + 4.5%}

Total asset-based ($2,164 pledged as collateral under borrowing arrangements)					26	1%	5.82%	$573	$3,750	$ 3,750	$3,678

Other secured commercial (80% New York, 16% New Jersey, 3% Illinois and 1% all other states)
Retail Trade (90% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12%)	Term Loan	12/17/12	12/17/17	1	3%	12.00%		$8,348	$ 8,348	$8,348
	(capitalized interest of $2,073 per footnote 2)
	Various Other && 4.75% to 10.50%	Term Loan	10/28/08 to 12/23/15	03/15/17 to 02/13/21	10	1%	8.58%	$954	$3,129	$ 3,073	$2,300
Accommodation and Food Services (5% of the total)	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	03/16/16 to 09/06/19	3	*	8.29%		$786	$ 721	$615
Transportation and Warehousing (3% of the total)	Various Other && 4.00% to 4.25%	Term Loan	09/19/14 to 03/17/15	09/10/18 to 02/05/20	2	*	4.08%	$120	$301	$ 301	$303
Real Estate and Rental and Leasing (1% of the total)	Various Other && 4.00% to 5.00%	Term Loan	07/15/13 to 03/31/15	07/15/16 to 03/31/20	2	*	4.93%	$100	$99	$ 99	$99
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	05/14/13	05/14/18	1	*	7.50%		$80	$ 80	$81

Total Other Commercial Loans					19	4%	10.68%	$1,174	$12,743	$ 12,622	$11,746

Total commercial loans ($2,164 pledged as collateral under borrowing arrangements) (2)					78	29%	12.80%	$27,097	$84,342	$ 84,221	$81,895

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	55%	13.17%			$136,666	$152,166
NASCAR Race Team	Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	1%	0.00%			$ 2,832	$2,527
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	2%	0.00%			$ 789	$4,234

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Loan Servicing		Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%			$631	$631
Professional Sports Team		LAX Group LLC	44.31% of membership interests	05/23/12	None	1	*	0.00%			$355	$355

Investment in Medallion Bank and other controlled subsidiaries, net						5	58%	12.74%	$0		$141,273	$159,913

Equity investments
Commercial Finance		Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	1%	0.00%			$326	$1,957
Gift card service & marketing	+	Production Services Associates d/b/a American Card Services	5.65% of LLC units	02/17/15	None	1	*	0.00%	$250		$250	$1,179
Weather forecasting services		Weather Decision Technologies, Inc.	2.2% preferred stock	12/11/15	None	1	*	0.00%	$500		$500	$500
Employee Leasing Services		Staff One, Inc.	46.4% preferred stock	06/30/08	None	2	*	0.00%			$472	$472
Stuffed Toy Manufacturer		AA Plush Holdings, LLC	1.6% LLC common units	08/15/14	None	1	*	0.00%			$300	$300
Investment Castings		Tech Cast Holdings LLC	4.14% LLC units	12/12/14	12/12/19	1	*	0.00%			$300	$300
Machine Shop		MicroGroup, Inc.	5.5% common stock	06/29/15	None	1	*	0.00%	$300		$300	$300
Baby Sleep Products		BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% LLC units	08/01/14	None	1	*	0.00%			$250	$250
Wire Manufacturer		WRWP LLC	10.3% preferred LLC units, 7.23% common LLC units	12/30/14	12/30/19	1	*	0.00%			$224	$224
Marketing Services		Third Century JRT Inc.	13% common stock	05/21/15	None	1	*	0.00%	$200		$200	$200
Manufacture space heaters, etc.		Pinnacle Products International, Inc.	0.5% common stock	10/09/15	None	1	*	0.00%	$135		$135	$135
IT Services		Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%			$104	$104
Various Other #	+	**	* Various	09/10/98 to 7/24/15	None to 6/30/22	7	*	3.37%	$50		$916	$938

Equity investments, net						20	2%	0.72%	$1,435		$4,277	$6,859

Investment securities
Investment securities		US Treasury Note AAA		06/30/15	07/15/16	1	4%	0.63%	$10,059	$10,000	$10,059	$10,029
		US Treasury Bill		07/30/15	07/21/16	1	4%	0.33%	$9,936	$10,000	$9,936	$9,972
		US Treasury Bill		09/22/15	09/15/16	1	4%	0.39%	$9,968	$10,000	$9,968	$9,964
		US Treasury Bill		10/30/15	10/13/16	1	7%	0.21%	$19,939	$20,000	$19,939	$19,919

Investment securities, net						4	18%	0.35%	$49,902	$50,000	$49,902	$49,884

Net Investments ($240,267 pledged as collateral under borrowing arrangements)(3)
						806	218%	7.06%	$115,892	$445,853	$591,106	$606,959

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $4,878 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 218%.
(4)	Gross unrealized appreciation, gross unrealized depreciation and net appreciation for federal income tax purposes totaled $79,139, $5,896 and $73,243, respectively. The tax cost of investments was $533,716.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2015.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 29% and up to 29% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at December 31, 2015.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 7, 2016 (File No. 814-00188)

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFIILIATES

As of and for the year ended December 31, 2015

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss)	Amount of dividends or interest (1)	Value as of 12/31/15
(Dollars in thousands)
Medallion Bank—common stock	1,000,000 shares—100% of common stock	$38,474	$18,000	$152,166
Medallion Fine Art, Inc.—common stock (2)	1,000 shares—100% of common stock	2,552	0	4,234
Medallion Motorsports, LLC—membership interest (3)	75% of membership interest	150	0	2,527
Medallion Servicing Corp.—common stock	1,000 shares—100% of common stock	(394)	0	631
LAX Group LLC—membership interest	44.31% of membership interest	(627)	0	355
Generation Outdoor, Inc.		3,206	889	0
Medallion Hamptons Holding LLC—membership interest	100% of membership interest	24	0	0

Total investments in Medallion Bank and other controlled subsidiaries		43,385	18,889	159,913

Appliance Recycling Centers of America Inc.—common stock	8.86% of common stock	0	0	509
Micro Group, Inc. (5)	5.5% of common stock	0	0	300
Production Services Associates LLC (4)	5.65% of membership interest	0	0	1,179
WRWP, LLC – membership interest (6)	7.23% of membership interest	0	0	224
Third Century JRT, Inc. (7)	13% of common stock	0	0	200
Summit Medical, Inc.—common stock		0	0	0

Total equity investments in affiliates		—	0	2,412

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $8,348 as of December 31, 2015, and on which $944 of interest income was earned during 2015.
(3)	Additionally, a controlled subsidiary of the Company has a loan due from an affiliate of Medallion Motorsports, LLC in the amount of $5,033, and on which $547 of interest income was earned during 2015.
(4)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,646 as of December 31, 2015, on which $367 of interest income was earned during 2015.
(5)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,233 as of December 31, 2015, on which $230 of interest income was earned during 2015.
(6)	Additionally, the Company has a loan due from WRWP, LLC in the amount of $2,311 as of December 31, 2015, on which $348 of interest income was earned during 2015.
(7)	Additionally, the Company has a loan due from Third Century JRT, Inc., in the amount of $2,273 as of December 31, 2015, on which $230 of interest income was earned during 2015.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2015.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc.	Medallion Motorsports, LLC	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Production Services Associates, LLC (3)	Micro Group, Inc. (4)	WRWP, LLC	Third Century JRT, Inc. (6)	Generation Outdoor, Inc.	Medallion Hamptons Holding, LLC	Summit Medical, Inc.
Title of Issue	Common Stock	Common Stock(1)	Membership Interest (2)	Common Stock	Common Stock	Membership Interest	Membership Interest	Common Stock	Membership Interest(5)	Common Stock	Common Stock	Membership Interest	Common Stock
(Dollars in thousands)
Value as of 12/31/14	$125,027	$1,157	$1,600	$1,231	$852	$349	$0	$0	$224	$0	$5,063	$4,400	$135
Gross additions / investments	8,000	525	777	—	600	633	250	300	—	200	—	80	—
Gross reductions / distributions	(19,335)	—	—	—	(427)	—	—	—	—	—	(8,269)	(4,504)	(369)
Net equity in profit and loss, and unrealized appreciation and (depreciation)	38,474	2,552	150	(722)	(394)	(627)	929	—	—	—	3,206	24	234
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 12/31/15	152,166	4,234	2,527	509	631	355	1,179	300	224	200	—	—	—

(1)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $8,348 as of December 31, 2015, $2,161 of which was advanced during 2015, and for which $550 was repaid.
(2)	In addition to the equity ownership, a controlled subsidiary of the Company has a loan due from an affiliate of Medallion Motorsports, LLC in the amount of $5,033, $548 of which was advanced during 2015.
(3)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,646 as of December 31, 2015, all of which was advanced during 2015, on which there were $367 of interest income was earned during 2015.
(4)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,233 as of December 31, 2015 all of which was advanced during 2015.
(5)	Additionally, the Company has a loan due from WRWP LLC in the amount of $2,311 as of December 31, 2015, $69 of which was advanced during 2015.
(6)	Additionally, the Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, INC in the amount of $2,273 as of December 31, 2015, all of which was advanced during 2015.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2014

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2014 Acquisitions (5)	Cost (4)	Fair Value
Medallion Loans
New York					368	78%	3.60%	$73,250	$213,099	$213,248
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545
	Real Cab Corp ##	Term Loan	08/19/14	07/20/17	1	1%	3.31%	$1,627	$1,449	$1,449
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350
	Sean Cab Corp ##	Term Loan	12/09/11	12/08/15	1	1%	3.60%		$3,480	$3,471
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%	$976	$870	$870
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,107	$2,102
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%	$1,842	$1,806	$1,812
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,798	$1,800
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,797	$1,799
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,797	$1,799
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%	$1,828	$1,793	$1,795
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%	$651	$580	$580
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140
	Sifnos, Kitriani Incs ##	Term Loan	06/08/10	05/01/15	1	1%	4.00%		$1,558	$1,554
	Hamilton Transit LLC ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,546
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%	$1,570	$1,540	$1,542
	Nancy Transit Inc ##	Term Loan	03/11/13	03/11/16	1	1%	3.50%		$1,513	$1,511
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,508	$1,505
	Lety Cab Corp ##	Term Loan	10/21/10	10/20/15	1	1%	3.13%		$1,507	$1,503
	Christian Cab Corp	Term Loan	11/27/12	11/27/15	1	1%	4.00%		$1,501	$1,501
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,485	$1,482
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,461	$1,463
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,461	$1,461
	Penegali Taxi LLC	Term Loan	12/11/14	12/10/17	1	1%	3.75%	$1,400	$1,400	$1,402
Various New York && ##	2.75% to 10.00%	Term Loan	12/20/00 to 12/18/14	01/09/15 to 09/10/23	339	62%	3.65%	$53,162	$170,278	$170,427
Chicago					108	14%	4.97%	$11,638	$39,280	$39,355
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	08/28/15	1	1%	5.50%		$1,663	$1,659
Various Chicago && ##	3.75% to 7.25%	Term Loan	01/22/10 to 12/08/14	01/18/15 to 12/08/19	107	14%	4.95%	$11,638	$37,617	$37,696
Newark && ##	4.50% to 8.00%	Term Loan	07/25/08 to 12/11/14	02/17/15 to 01/10/23	114	9%	5.28%	$8,446	$25,043	$25,138
Boston					57	10%	4.69%	$9,549	$27,277	$27,317
	Chiso Trans Inc	Term Loan	11/26/13	11/26/16	1	*	4.25%		$820	$822
	Chiso Trans Inc	Term Loan	04/20/12	04/20/15	1	*	5.50%		$582	$582
Various Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 11/17/14	02/17/15 to 10/08/18	55	9%	4.68%	$9,549	$25,875	$25,913
Cambridge					15	2%	4.80%	$1,184	$6,006	$6,021
	Gcf Taxi Inc, Et Al	Term Loan	12/30/13	12/30/16	1	*	6.00%		$1,365	$1,365
	Gcf Taxi Inc Et Al/Note 2	Term Loan	12/29/14	09/29/15	1	*	4.00%	$97	$61	$63
Various Cambridge && ##	4.00% to 5.50%	Term Loan	05/06/11 to 07/01/14	01/26/15 to 10/08/18	13	2%	4.46%	$1,087	$4,580	$4,593
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 01/03/14	07/01/15 to 09/01/23	9	0%	6.59%	$278	$814	$815

Total medallion loans ($247,525 pledged as collateral under borrowing arrangements)					671	114%	4.03%	$104,345	$311,519	$311,894

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

Financial Statements for the years ended December 31, 2015, 2014, and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Medallion Bank

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2015 and 2014, and the related statements of comprehensive income, changes in shareholder’s equity, and cash flows for each of the three years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2015, in conformity with US generally accepted accounting principles.

/s/ WeiserMazars LLP

New York, New York

March 7, 2016

Medallion Bank

Statements of Comprehensive Income

For the years ended December 31,

(Dollars in thousands)	2015	2014	2013
Interest income
Investments	$793	$729	$616
Loan interest including fees	90,228	76,562	63,128

Total interest income	91,021	77,291	63,744
Interest expense	9,205	7,008	5,271

Net interest income	81,816	70,283	58,473
Provision for loan losses	16,701	8,056	10,290

Net interest income after provision for loan losses	65,115	62,227	48,183
Noninterest income	291	344	117
Gain/(loss) on sale of repossessed loan collateral	(2)	11	506
Gain on sale of investment securities	31	—	—
Noninterest expense
Loan servicing	9,072	8,844	8,215
Salaries and benefits	5,299	4,997	4,397
Professional fees	2,594	1,859	2,194
Collection costs	1,362	1,245	1,307
Regulatory fees	877	807	672
Affiliate services	500	502	355
Occupancy and equipment	274	283	297
Insurance	201	199	176
Credit reports	204	177	173
Director’s fees	174	140	128
Provision for losses on other assets	1,150	—	1,064
Other	1,064	759	670

Total noninterest expense	22,771	19,812	19,648

Income before income taxes	42,664	42,770	29,158
Provision for income taxes	18,974	16,508	10,718

Net income	23,690	26,262	18,440
Other comprehensive income, net of tax
Net change in unrealized gains on investment securities	(453)	659	(1,024)

Total comprehensive income	$23,237	$26,921	$17,416

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

(Dollars in thousands)	2015	2014
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$23,094	$30,372
Investment securities, available-for-sale	35,524	27,900
Loans, inclusive of net deferred loan acquisition costs	1,020,456	898,874
Allowance for loan losses	(24,081)	(17,799)

Loans, net	996,375	881,075
Repossessed loan collateral	1,048	1,203
Fixed assets, net	85	120
Deferred and other tax assets, net	5,112	5,422
Accrued interest receivable and other assets	18,582	17,951

Total assets	$1,079,820	$964,043

Liabilities and shareholder’s equity
Liabilities
Funds borrowed	$908,896	$807,940
Accrued interest payable	1,013	696
Other liabilities	6,106	2,931
Due to affiliates	1,387	3,032

Total liabilities	917,402	814,599

Commitments and contingencies (Note 9)	—	—
Shareholder’s equity
Preferred stock, $1.00 par value, 26,303 shares at December 31, 2015 and 2014 authorized, issued, and outstanding	26,303	26,303
Common stock, $1 par value, 7,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Additional paid in capital	74,500	66,500
Accumulated other comprehensive income/(loss), net of tax	(296)	157
Retained earnings	60,911	55,484

Total shareholder’s equity	162,418	149,444

Total liabilities and shareholder’s equity	$1,079,820	$964,043

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Changes in Shareholder’s Equity

For the years ended December 31, 2015, 2014, and 2013

(Dollars in thousands)	Preferred Stock		Common Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
Balance at December 31, 2012	26,303	$26,303	1,000,000	$1,000	$51,500	$522	$38,308	$117,633
Capital contributions	—	—	—	—	5,000	—	—	5,000
Net income							18,440	18,440
Dividends declared to parent	—	—	—	—	—	—	(12,000)	(12,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(263)	(263)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	(1,024)	—	(1,024)

Balance at December 31, 2013	26,303	$26,303	1,000,000	$1,000	$56,500	$(502)	$44,485	$127,786
Capital contributions	—	—	—	—	10,000	—	—	10,000
Net income							26,262	26,262
Dividends declared to parent	—	—	—	—	—	—	(15,000)	(15,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(263)	(263)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	659	—	659

Balance at December 31, 2014	26,303	$26,303	1,000,000	$1,000	$66,500	$157	$55,484	$149,444
Capital contributions	—	—	—	—	8,000	—	—	8,000
Net income							23,690	23,690
Dividends declared to parent	—	—	—	—	—	—	(18,000)	(18,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(263)	(263)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	(453)	—	(453)

Balance at December 31, 2015	26,303	$26,303	1,000,000	$1,000	$74,500	$(296)	$60,911	$162,418

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Cash Flows

For the years ended December 31,

(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities
Net income from operations	$23,690	$26,262	$18,440
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,816	4,542	4,379
Deferred tax benefit	(2,623)	(397)	(1,049)
Provision for loan losses	16,701	8,056	10,290
Provision for losses on other assets	1,150	—	1,064
Gain from sale of repossessed loan collateral and other assets, net	(1)	(16)	(513)
Changes in operating assets and liabilities:
Interest receivable	(1,171)	(689)	(338)
Other tax assets	3,233	(28)	(782)
Other assets	(1,926)	(2,286)	(1,596)
Interest payable	317	121	91
Other liabilities	175	482	672

Net cash provided by operating activities	44,361	36,047	30,658

Cash flows from investing activities
Increase in loans, net	(139,720)	(148,006)	(110,700)
Purchase of investments	(15,046)	(5,604)	(9,738)
Proceeds from maturity/sale of investments	6,587	3,158	5,662
Proceeds from sale of repossessed loan collateral	4,514	4,646	4,656
Purchase of fixed assets	(22)	(41)	(102)

Net cash used in investing activities	(143,687)	(145,847)	(110,222)

Cash flows from financing activities
Issuance of time deposits and other borrowed funds	475,926	576,822	642,189
Repayments of funds borrowed	(374,970)	(451,019)	(556,003)
Federal funds purchased	35,043	27,000	24,000
Repayments of federal funds purchased	(35,043)	(27,000)	(30,000)
Change in due to affiliates	(1,645)	2,165	(596)
Additional paid-in capital contributed by parent	8,000	10,000	5,000
Dividends paid to parent	(15,000)	(15,000)	(12,000)
Dividends paid to US Treasury	(263)	(263)	(329)

Net cash provided by financing activities	92,048	122,705	72,261

Net change in cash and cash equivalents	(7,278)	12,905	(7,303)
Cash and cash equivalents, beginning of the year	30,372	17,467	24,770

Cash and cash equivalents, end of the year	$23,094	$30,372	$17,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,575	$5,636	$3,960
Cash paid for income taxes	18,364	16,933	12,550
Non-cash investing activities - loans transferred to repossessed loan collateral	8,523	8,413	8,959
Non-cash investing activities - loans transferred to other assets	338	—	8,514
Non-cash financing activity - dividends payable to parent	3,000	—	—

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes to Financial Statements

December 31, 2015

1. Organization and summary of significant accounting policies

Description of business – Medallion Bank (the Bank) is a limited service industrial bank headquartered in Salt Lake City, Utah. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank (IB) charter pursuant to the laws of the State of Utah. The Bank is a wholly owned subsidiary of Medallion Financial Corp. (Medallion). The Bank originates asset-based commercial loans (secured by accounts receivable, inventory, and machinery and equipment) and medallion commercial loans to finance the purchase of taxi medallions, both of which are marketed and serviced by the Bank’s affiliates who have extensive prior experience in these asset groups. The Bank originates consumer loans on a national basis that are secured by marine, recreational vehicle, and trailer products to customers with prior credit blemishes. The Bank also originates unsecured home improvement consumer loans on a national basis. The loans are financed primarily with time certificates of deposits which are originated nationally through a variety of brokered deposit relationships.

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

Investment securities – FASB ASC Topic 320, “Investments – Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2015 and 2014, the net premium on investment securities totaled $311,000 and $272,000, and $83,000, $64,000, and $105,000 was amortized to interest income for the years ended December 31, 2015, 2014, and 2013. The Bank had $35,524,000 and $27,900,000 of available-for-sale securities at fair value as of December 31, 2015 and 2014. The topic further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $501,000 of pretax net unrealized loss on available-for-sale securities as of December 31, 2015, and $252,000 of pretax net unrealized gain on available-for-sale securities as of December 31, 2014. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Loans – Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2015 and 2014, net loan origination costs were $11,399,000 and $9,937,000. Net amortization expense for the years ended December 31, 2015, 2014, and 2013 was $3,354,000, $3,138,000, and $2,911,000.

Interest income is recognized on an accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due (loans in bankruptcy are not charged-off at 120 days), whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. Other loans are charged off when management determines that a loss has occurred. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged off accounts are recorded as a recovery. Total loans more than 90 days past due were $17,153,000, $3,114,000, and $3,817,000 at December 31, 2015, 2014, and 2013, or 1.7%, 0.4%, and 0.5% of the total loan portfolio.

At December 31, 2015, $3,381,000 or 1% of consumer loans, no commercial loans, and $21,722,000 or 6% of medallion loans were on nonaccrual, compared to $2,536,000 or 1% of consumer loans, and $1,351,000 or 3% of commercial loans and no medallion loans on nonaccrual at December 31, 2014, and $2,266,000 or 1% of consumer loans, and $2,291,000 or 4% of commercial loans and no medallion loans on nonaccrual at December 31, 2013. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $183,000, $90,000, and $85,000 as of December 31, 2015, 2014, and 2013.

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

Other comprehensive income (loss) – The Bank had $(453,000), $659,000, and $(1,024,000) of net unrealized gains/(loss) due to the mark-to-market of available-for-sale securities for the years ended December 31, 2015, 2014, and 2013. The Bank had no other components of comprehensive income (loss).

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

Recently issued accounting standards –– In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating under current GAAP. ASU 2016-02 applies to all entities and is effective for fiscal years beginning after December 15, 2018 for public entities and is effective for fiscal years beginning after December 15, 2019 for all other entities, with early adoption permitted. The Bank is assessing the impact the update will have on its financial condition.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this Update is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Bank does not believe this update will have a material impact on its financial condition.

In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” ASU 2015-15 adds SEC paragraphs whereby the SEC staff addresses the absence of guidance under ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30),” for costs related to line of credit arrangements. The SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Bank does not believe this update will have a material impact on its financial condition.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Additionally, the amendment removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient, limiting those disclosures to investments for which the entity has elected to measure the fair value using that practical expedient. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Bank does not believe this update will have a material impact on its disclosures.

2. Investment securities

Fixed maturity securities available-for-sale at December 31 consisted of the following.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2015
Mortgage-backed securities, principally obligations of US federal agencies	$25,888	$133	$351	$25,670
State and municipalities	10,137	37	320	9,854

Total	$36,025	$170	$671	$35,524

2014
Mortgage-backed securities, principally obligations of US federal agencies	$18,526	$351	$177	$18,700
State and municipalities	9,122	157	79	9,200

Total	$27,648	$508	$256	$27,900

The amortized cost and estimated market value of investment securities as of December 31, 2015 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Market Value
Due in one year or less	$245	$248
Due after one year through five years	2,176	2,177
Due after five years through ten years	14,715	14,451
Due after ten years	18,889	18,648

Total	$36,025	$35,524

Information pertaining to securities with gross unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
2015
Mortgage-backed securities, principally obligations of US federal agencies	$170	$14,083	$181	$7,797
State and municipalities	125	4,630	194	2,492

Total	$295	$18,713	$375	$10,289

2014
Mortgage-backed securities, principally obligations of US federal agencies	$24	$2,240	$153	$8,085
State and municipalities	10	1,990	69	2,256

Total	$34	$4,230	$222	$10,341

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

3. Loans and allowance for loan losses

Loans are summarized as follows at December 31,

Loans (Dollars in thousands)	2015	2014
Consumer (1)	$626,138	$478,041
Medallion (2)	338,285	366,397
Commercial: (2)
Asset-based	40,869	40,668
Construction	315	2,039
Other commercial	3,450	1,792

Total commercial	44,634	44,499
Deferred loan acquisition costs, net	11,399	9,937

Total loans	$1,020,456	$898,874

(1)	Collectively evaluated for impairment
(2)	Individually evaluated for impairment

Changes in the allowance for loan losses are summarized as follows.

(Dollars in thousands)	Medallion (2)	Asset-based and commercial (2)	Construction (2)	Consumer (1)	Total
Balance at 12/31/12	$1,687	$988	$50	$11,909	$14,634
Provision for loan losses	62	3,012 (3)	(16)	7,233	10,291
Loan charge-offs	—	(2,128)	—	(9,226)	(11,354)
Recoveries	—	—	—	2,863	2,863

Balance at 12/31/13	1,749	1,872	34	12,779	16,434
Provision for loan losses	92	333	(3)	7,634	8,056
Loan charge-offs	—	(940)	—	(8,913)	(9,853)
Recoveries	—	—	—	3,162	3,162

Balance at 12/31/14	1,841	1,265	31	14,662	17,799
Provision for loan losses	4,295	361	(26)	12,071	16,701
Loan charge-offs	—	(1,013)	—	(12,667)	(13,680)
Recoveries	—	—	—	3,261	3,261

Balance at 12/31/15	$6,136	$613	$5	$17,327	$24,081

(1)	Collectively evaluated for impairment
(2)	Individually evaluated for impairment
(3)	Includes $2,128 reflecting the provision charged, and the subsequent transfer to other assets of valuation reserves related to loans transferred to other assets as described in the section “Other assets” on page F-55.

The loan charge-offs and recoveries resulted primarily from the consumer portfolio. There were no loans acquired with deteriorated credit quality.

See Note 1 to the financial statements, which describes the nature of the portfolios, their collection and income recognition processes, and the methodology used to assess the adequacy of the allowance.

The medallion and asset-based loan portfolios are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect against losses to the Bank. The adequacy of these amounts is demonstrated by the minimal loss experience in these portfolios since the Bank’s inception. The asset-based and medallion portfolios are analyzed and evaluated in the aggregate, as a pool of loans, until becoming nonperforming, at which time they receive individualized attention.

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

The following table provides a summary of the loan portfolio by its performance status and by type.

	Performing		Nonperforming		Total
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Medallion	$315,652	$366,397	$22,633	$—	$338,285	$366,397
Asset-based and commercial	44,634	41,109	—	1,351	44,634	42,460
Construction	—	2,039	—	—	—	2,039
Consumer	622,504	475,215	3,634	2,826	626,138	478,041

Total	$982,790	$884,760	$26,267	$4,177	$1,009,057	$888,937

The following tables provide additional information on attributes of the nonperforming loan portfolio.

(Dollars in thousands) December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset–based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	22,633	22,633	1,350	5,635	118
Asset–based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	3,633	3,633	108	2,721	261

Total
Medallion	22,633	22,633	1,350	5,635	118
Asset –based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	$3,633	$3,633	$108	$2,721	$261

(Dollars in thousands) December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset–based and commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	—	—	—	—	—
Asset–based and commercial	1,351	1,351	675	2,002	—
Construction	—	—	—	—	—
Consumer	2,826	2,826	87	2,309	283

Total
Medallion	—	—	—	—	—
Asset –based and commercial	1,351	1,351	675	2,002	—
Construction	—	—	—	—	—
Consumer	$2,826	$2,826	$87	$2,309	$283

The table below shows the aging of all loan types as of December 31,

(Dollars in thousands)	Days Past Due						Recorded Investment >90 Days and Accruing
2015	31-60	61-90	91 +	Total Past Due	Current	Total
Medallion	$5,166	$13,908	$14,949	$34,023	$304,262	$338,285	$—
Asset–based and commercial	265	—	—	265	44,369	44,634	—
Construction	—	—	—	—	—	—	—
Consumer	9,903	3,207	2,204	15,314	610,824	626,138	—

Total	$15,334	$17,115	$17,153	$49,602	$959,455	$1,009,057	$—

(Dollars in thousands)	Days Past Due						Recorded Investment >90 Days and Accruing
2014	31-60	61-90	91 +	Total Past Due	Current	Total
Medallion	$590	$—	$—	$590	$365,807	$366,397	$—
Asset–based and commercial	—	—	1,351	1,351	41,109	42,460	—
Construction	—	—	—	—	2,039	2,039	—
Consumer	9,651	3,301	1,763	14,715	463,326	478,041	—

Total	$10,241	$3,301	$3,114	$16,656	$872,281	$888,937	$—

Other assets

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Bank has placed these loans on nonaccrual, and reversed interest income. In addition, the Bank has established valuation allowances against the outstanding balances. On May 31, 2013, Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Bank’s position. In April 2014, the Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Bank’s loan participations are true participations. In March 2015, the Bank received a decision from the court finding that the bank lenders generally held a first lien on the Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Bank is appealing the decision. The remaining issues are still being litigated. Although the Bank believed the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At December 31, 2015, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the balance sheet. The table below summarizes these receivables and their status with the Bank as of December 31, 2015.

(Dollars in thousands)	Medallion Bank
Loans outstanding	$1,953
Loans charged off (1)	(1,953)
Valuation allowance	—

Net loans outstanding	—

Other receivables	11,062
Valuation allowance	(4,425)

Net other receivables	6,637
Total net outstanding	6,637

Income foregone in 2015	24
Total income foregone	$108

(1)	The income foregone on the charged off loan was $213 for the Bank.

The table below shows loans that were modified during 2015 and 2014.

(Dollars in thousands)	Troubled Debt Restructuring			Troubled Debt Restructuring that Subsequently Defaulted
	Number of Loans	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Loans	Recorded Investments
2015
Troubled debt restructuring
Medallion	11	$6,307	$5,607	—	$—
Commercial real estate	—	—	—	—	—
Consumer	1	19	18	—	—

2014
Troubled debt restructuring
Medallion	—	$—	$—	—	$—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—

4. Fixed assets

Fixed assets and their related useful lives at December 31 were as follows:

(Dollars in thousands)	Useful lives	2015	2014
Computer software	3 years	$16	$183
Equipment	5 years	44	145
Furniture and fixtures	5-10 years	83	139
Leasehold improvements	3-5 years	13	93
Telephone equipment	3 years	33	82
Deposit system	3 years	14	14

		203	656
Less accumulated depreciation and amortization		(118)	(536)

Net fixed assets		$85	$120

Depreciation expense was $56,000, $63,000, and $86,000 for the years ended December 31, 2015, 2014, and 2013.

5. Deposits and other borrowings

At December 31, 2015, the scheduled maturities of all borrowed funds, which were primarily composed of brokered certificates of time deposit as follows.

(Dollars in thousands)
2016	$393,359
2017	265,336
2018	164,721
2019	72,393
2020	13,087

Total	$908,896

All time deposits are in denominations of less than $100,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2015 was 1.04%.

Deposits are raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages 0.14%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2015 and 2014 was $2,034,000 and $2,205,000, and $1,314,000, $1,251,000, and $1,220,000 was amortized to interest expense during 2015, 2014, and 2013. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

At December 31, 2015, the Bank had unsecured and undrawn Federal Funds lines with correspondent banks of $25,000,000.

6. Income taxes

The components of the provisions for income taxes were as follows for the years ended December 31,

(Dollars in thousands)	2015	2014	2013
Current
Federal	$15,997	$15,396	$11,527
State	5,600	1,508	239
Deferred
Federal	(1,849)	(360)	(1,025)
State	(774)	(36)	(23)

Net provision for income taxes	$18,974	$16,508	$10,718

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
US federal statutory tax rate	35.0%	35.0%	35.0%
State taxes	6.0	2.3	2.0
Change in state nexus	3.5	—	(1.5)
Other	—	1.3	1.3

Effective income tax rate	44.5%	38.6%	36.8%

The Bank files its tax returns on a separate company basis.

Deferred tax and other asset balances reflected in the balance sheet were as follows as of December 31,

(Dollars in thousands)	2015	2014
Provision for loan losses	$11,451	$7,755
Deferred loan acquisition costs	(4,490)	(3,686)
Unrealized gains on investments	205	(95)
Other	347	615

Net deferred tax asset	7,513	4,589
Prepaid (accrued) taxes	(2,401)	832

Net deferred tax and other assets	$5,112	$5,421

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC Topic 740, “Income Taxes.” Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based on these considerations, no valuation allowance was deemed necessary as of December 31, 2015 and 2014.

The Bank has filed US Federal tax returns as well as tax returns with various states. Generally, tax years 2012 through the present are open for examination. Currently the Bank is undergoing a state tax examination covering the years 2010 to 2013. In 2015, the Bank’s state tax accruals have increased due to changes in the state nexus rules in a state and locality where the Bank conducts business. In addition, the Bank began accruing additional state income tax due to a change in their determination regarding nexus in certain other states where the Bank conducts business.

7. Other transactions with affiliates

The Bank’s taxi medallion, asset-based commercial, and certain other construction loans aggregated $382,919,000 and $410,915,000 at December 31, 2015 and 2014. These loans are sourced and serviced by its affiliates. The Bank paid $8,000, $15,000, and $18,000 for loan servicing fees to Medallion for 2015, 2014, and 2013, and also in 2015, 2014, and 2013, paid $5,658,000, $5,946,000, and $5,920,000 to another Medallion affiliate. Origination fees of $198,000, $523,000, and $904,000 were paid to Medallion for 2015, 2014, and 2013. Amortization costs were $367,000, $507,000, and $738,000 for 2015, 2014, and 2013.

At December 31, 2015 and 2014, the Bank owed $1,387,000 and $3,032,000 to affiliates for origination fees, monthly servicing fees on loans, charges for corporate overhead, and legal and business development expenses due to the affiliates, partially offset by payments due the Bank from collection of loan payments by affiliates. The Bank reimbursed the parent for expenses incurred on its behalf of $775,000, $743,000, and $571,000 for 2015, 2014, and 2013.

8. 401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the years ended December 31, 2015, 2014, and 2013, the Bank provided $55,000, $42,000, and $28,000 in employer matching, which amount is included in salaries and benefits expense on the accompanying statement of comprehensive income.

9. Commitments and contingencies

Loans – At December 31, 2015, the Bank had commitments to extend credit of $38,028,000 to asset-based customers as long as there is no violation of any condition established in the contract. The Bank had commitments to extend credit of $4,936,000 to taxi medallion customers for unfunded amounts.

Leases – The Bank leases office space under two non-cancelable operating leases that expire in August 2017 and November 2017. Rental expense related to the leases was $217,000, $220,000, and $210,000 for the years ended December 31, 2015, 2014, and 2013.

Future minimum lease payments under these operating leases as of December 31, 2015 were as follows:

(Dollars in thousands)
2016	$233
2017	190

Total	$423

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As of December 31, 2015, the Bank’s Tier 1 leverage capital ratio was 15.1%. The Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014, and the regulatory minimum ratios are presented in the following tables.

(Dollars in thousands)	As of December 31, 2015		As of December 31, 2014		Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$161,938	15.1%	$148,510	15.4%	4.0%	5.0%
Common Equity Tier 1 (to risk-weighted assets) (1)	135,635	12.6	—	—	4.5	6.5
Tier 1 Capital (to risk-weighted assets)	161,938	15.0	148,510	16.0	6.0	8.0
Total Capital (to risk-weighted assets)	175,533	16.3	160,220	17.2	8.0	10.0

(1)	Effective on January 1, 2015 all banks are required to report Common Equity Tier 1 Risk-based capital.

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

(b) Investments—The Bank’s investments are recorded at the estimated fair value of such investments.

(c) Cash – Book value equals market value.

(d) Floating rate borrowings—Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(e) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2015 and 2014, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Loans	$996,375	$996,375	$881,075	$881,075
Investment securities	35,524	35,524	27,900	27,900
Cash	23,094	23,094	30,372	30,372
Accrued interest receivable	5,966	5,966	4,794	4,794
Financial Liabilities
Funds borrowed	908,896	908,896	807,940	807,940
Accrued interest payable	1,013	1,013	696	696

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

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

2015 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$35,524	$—	$35,524

(1)	Total unrealized loss of $453, net of tax was included in accumulated other comprehensive income (loss) for 2015 related to these assets.

2014 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$27,900	$—	$27,900

(1)	Total unrealized gains of $659, net of tax were included in accumulated other comprehensive income (loss) for 2014 related to these assets.

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2015 and 2014.

2015 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$24,856	$24,856
Repossessed loan collateral			1,048	1,048
Other receivables			6,637	6,637

Total	$—	$—	$32,541	$32,541

(1)	Total unrealized losses of $499 for impaired loans, $0 for repossessed loan collateral, and $1,150 for other receivables were included in income for 2015 related to these assets.

2014 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$3,415	$3,415
Repossessed loan collateral			1,203	1,203
Other receivables			7,449	7,449

Total	$—	$—	$12,067	$12,067

(1)	Total unrealized losses of $87 for impaired loans, $0 for repossessed loan collateral, and $0 for other receivables were included in income for 2014 related to these assets.

13. Small Business Lending Fund Program (SBLF) and Troubled Assets Relief Program (TARP)

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, Medallion Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the SBLF. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. The Bank pays an initial dividend rate of 1% on the Series E. Beginning in the first quarter of 2016, the Bank will pay a dividend rate of 9%.

14. Subsequent Events

We have evaluated subsequent events that have occurred through March 7, 2016, the date of financial statement issuance.