Form 10-Q
period 2016-03-31
MEDALLION FINANCIAL CORP
filed 2016-05-10
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 9, 2016 was 24,348,579.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 4%, and our commercial loan portfolio at a compound annual growth rate of 4% (8% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,698,000,000 as of March 31, 2016, and $1,655,000,000 and $1,500,000,000 as of December 31, 2015 and March 31, 2015, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $260,000,000 or $14.56 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $492,567,000 as of March 31, 2016, well in excess of the $335,838,000 currently on the books of Medallion Bank. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the Investment Company Act of 1940, or the 1940 Act.

Our diversified investments in other controlled subsidiaries comprise of Medallion Fine Art, Inc., Medallion Motorsports, LLC, and LAX Group, LLC. In addition, we make both marketable and nonmarketable equity investments through our subsidiaries.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended March 31, 2016.

Our consolidated balance sheet as of March 31, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the quarters ended March 31, 2016 and 2015 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the quarters ended March 31, 2016 and 2015, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest income on investments	$4,845	$5,268
Dividend income from controlled subsidiaries	3,000	5,890
Interest income from affiliated investments	459	112
Interest income from controlled subsidiaries	380	203
Medallion lease income	216	346
Dividend income from affiliated investment	50	—
Dividends and interest income on short-term investments	36	12

Total investment income	8,986	11,831

Total interest expense(1)	2,531	2,212

Net interest income	6,455	9,619

Total noninterest income	40	56

Salaries and benefits	3,109	3,343
Professional fees	435	412
Occupancy expense	203	230
Other operating expenses (2)	709	786

Total operating expenses	4,456	4,771

Net investment income before income taxes (3)	2,039	4,904
Income tax (provision) benefit	—	—

Net investment income after income taxes	2,039	4,904

Net realized gains (losses) on investments(4)	(188)	7,899

Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries	8,468	(2,426)
Net change in unrealized appreciation (depreciation) on investments other than securities	(1,585)	(3,439)
Net change in unrealized appreciation (depreciation) on investments	(1,886)	130

Net unrealized appreciation (depreciation) on investments	4,997	(5,735)

Net realized/unrealized gains on investments	4,809	2,164

Net increase in net assets resulting from operations	$6,848	$7,068

Net increase in net assets resulting from operations per common share
Basic	$0.28	$0.29
Diluted	0.28	0.29

Distributions declared per share	$0.25	$0.25

Weighted average common shares outstanding
Basic	24,175,554	24,446,419
Diluted	24,231,344	24,542,727

(1)	Average borrowings outstanding were $379,525 and $343,282, and the related average borrowing costs were 2.68% and 2.61% for the 2016 and 2015 first quarters.
(2)	See Note 7 for the components of other operating expenses.
(3)	Includes $204 and $146 of net revenues received from Medallion Bank for the three months ended March 31, 2016 and 2015, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.
(4)	There were no net losses on investment securities of unaffiliated issuers for the three months ended March 31, 2016 and 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED
(Dollars in thousands, except per share data)	March 31, 2016	December 31, 2015
Assets
Medallion loans, at fair value	$303,352	$308,408
Commercial loans, at fair value	58,648	58,051
Commercial loans to affiliated entities, at fair value	19,181	15,496
Commercial loans to controlled subsidiaries, at fair value	4,890	8,348
Investment in Medallion Bank and other controlled subsidiaries, at fair value	168,227	159,913
Equity investments, at fair value	4,458	4,447
Equity investments in affiliated entities, at fair value	2,705	2,412
Investment securities, at fair value	69,541	49,884

Net investments ($310,777 at March 31, 2016 and $290,151 at December 31, 2015 pledged as collateral under borrowing arrangements)	631,002	606,959
Cash and cash equivalents ($7,833 at March 31, 2016 and $7,831 at December 31, 2015 restricted as to use by lender(1)	30,685	30,912
Accrued interest receivable	945	1,003
Fixed assets, net	159	198
Investments other than securities(2)	36,297	37,882
Goodwill, net	5,099	5,099
Other assets, net(3)	3,951	6,997

Total assets	$708,138	$689,050

Liabilities
Accounts payable and accrued expenses	$9,413	$5,120
Accrued interest payable	971	1,302
Funds borrowed	418,681	404,540

Total liabilities	429,065	410,962

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized—none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,938,648 shares at March 31, 2016 and 26,936,762 shares at December 31, 2015 issued)	269	269
Treasury stock at cost (2,590,069 shares at March 31, 2016 and December 31, 2015)	(23,396)	(23,396)
Capital in excess of par value	272,572	272,349
Accumulated undistributed net investment loss	(17,822)	(15,617)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	47,450	44,483

Total shareholders’ equity (net assets)	279,073	278,088

Total liabilities and shareholders’ equity	$708,138	$689,050

Number of common shares outstanding	24,348,579	24,346,693
Net asset value per share	$11.46	$11.42

(1)	See Note 2 for additional information.
(2)	See Note 13 for additional information.
(3)	Includes $0 and $3,000 of dividends receivable from Medallion Bank at March 31, 2016 and December 31, 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Net investment income after income taxes	$2,039	$4,904
Net realized gains (losses) on investments	(188)	7,899
Net unrealized appreciation (depreciation) on investments	4,997	(5,735)

Net increase in net assets resulting from operations	6,848	7,068

Investment income, net	(334)	(3,757)
Return of capital	(5,752)	(2,178)
Realized gains from investment transactions, net	—	—

Distributions to shareholders (1)	(6,086)	(5,935)

Treasury stock acquired	—	(457)
Stock-based compensation expense	204	390
Exercise of stock options	19	281

Capital share transactions	223	214

Total increase in net assets	985	1,347
Net assets at the beginning of the period	278,088	274,670

Net assets at the end of the period(2)	$279,073	$276,017

Capital share activity
Common stock issued, beginning of period	26,936,762	26,797,499
Exercise of stock options	2,100	30,449
Issuance (forfeiture) of restricted stock, net	(214)	134,662

Common stock issued, end of period	26,938,648	26,962,610

Treasury stock, beginning of period	(2,590,069)	(2,176,876)
Treasury stock acquired	—	(45,000)

Treasury stock, end of period	(2,590,069)	(2,221,876)

Common stock outstanding	24,348,579	24,740,734

(1)	Distributions declared were $0.25 and $0.25 per share for the quarters ended March 31, 2016 and 2015.
(2)	Includes $0 and $0 of undistributed net investment income, $0 and $0 of undistributed net realized gains on investments, and $1,245 and $1,686 of capital loss carryforwards at March 31, 2016 and 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$6,848	$7,068
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Investments originated	(80,584)	(17,198)
Proceeds from principal receipts, sales, and maturities of investments	62,786	15,870
Capital returned by Medallion Bank and other controlled subsidiaries, net	154	1,258
Net cash received on disposition of other controlled subsidiaries	—	11,969
Depreciation and amortization	112	104
Accretion of origination fees, net	(5)	(17)
Net change in unrealized (appreciation) depreciation on investments	1,886	(130)
Net change in unrealized (appreciation) depreciation on investment other than securities	1,585	3,439
Increase in unrealized (appreciation) depreciation on Medallion Bank and other controlled subsidiaries	(8,468)	2,426
Net realized (gains) losses on investments	188	(7,899)
Stock-based compensation expense	204	390
(Increase) decrease in accrued interest receivable	58	(28)
Decrease in other assets, net	2,973	108
Decrease in accounts payable and accrued expenses	(1,699)	(3,442)
Decrease in accrued interest payable	(331)	(1,289)

Net cash provided by (used) for operating activities	(14,293)	12,629

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	66,649	14,400
Repayments of funds borrowed	(52,507)	(9,853)
Proceeds from exercise of stock options	19	281
Purchase of treasury stock at cost	—	(457)
Payments of declared distributions	(95)	(5,935)

Net cash provided by (used for) financing activities	14,066	(1,564)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(227)	11,065
Cash and cash equivalents, beginning of period	30,912	47,083

Cash and cash equivalents, end of period	$30,685	$58,148

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$2,780	$3,434
Cash paid during the period for income taxes	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company), is a closed-end management investment company organized as a Delaware corporation. The Company has elected to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). The Company conducts its business through various wholly-owned subsidiaries including its primary operating companies, Medallion Bank and Medallion Funding LLC (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans.

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $194,013,000 at March 31, 2016, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34,879,000 at March 31, 2016, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $36,297,000 on the consolidated balance sheet at March 31, 2016, compared to $37,882,000 and $44,063,000 at December 31, 2015 and March 31, 2015, and are considered non-qualifying assets under the 1940 Act.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits, and includes $1,500,000 related to compensating balance requirements of several regional banking institutions, and $7,833,000 and $7,831,000 pledged to a lender of an affiliate as of March 31, 2016 and December 31, 2015.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 39% and 35% of the investment portfolio at March 31, 2016 and December 31, 2015, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $573,000 and $570,000 at March 31, 2016 and December 31, 2015, and non-marketable securities of $6,589,000 and $6,289,000 in the comparable periods. The $168,227,000 and $159,913,000 related to portfolio investments in controlled subsidiaries at March 31, 2016 and December 31, 2015 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 48% and 51% of the Company’s investment portfolio at March 31, 2016 and December 31, 2015 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 68% and 69% were in New York City at March 31, 2016 and December 31, 2015. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (13% and 14% at March 31, 2016 and December 31, 2015) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, information, recreation, and various other industries. Approximately 43% of these loans are made primarily in the Midwest and 22% in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 27%, 1%, and 11% at March 31, 2016, and were 26%, 1%, and 8% at December 31, 2015.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 41% and 43% at March 31, 2016 and December 31, 2015 (74% and 74% in New York City), commercial loans were 8% and 8%, and 42% and 41% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 7% and 6% at March 31, 2016 and December 31, 2015, and equity investments (including investments in controlled subsidiaries) were 2% and 2%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2016 and December 31, 2015, net loan origination costs were $293,000 and $326,000. Net accretion to income for the three months ended March 31, 2016 and 2015 was $5,000 and $17,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2016 and December 31, 2015, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2016 and 2015.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At March 31, 2016, December 31, 2015, and March 31, 2015, total nonaccrual loans were $29,856,000, $16,873,000, and $10,123,000, and represented 8%, 4%, and 3% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the taxi medallion portfolio at March 31, 2016 and December 31, 2015 and were concentrated in the secured mezzanine portfolio at March 31, 2015. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $7,863,000, $8,306,000, and $7,505,000 as of March 31, 2016, December 31, 2015, and March 31, 2015, of which $618,000 and $384,000 would have been recognized in the quarters ended March 31, 2016 and 2015.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $401,045,000 and $406,460,000 at March 31, 2016 and December 31, 2015, and included $379,404,000 and $382,919,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of March 31, 2016 and December 31, 2015. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $47,450,000, $44,483,000, and $35,895,000 as of March 31, 2016, December 31, 2015, and March 31, 2015. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, The Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. The Company incorporated these new factors in the

Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. See Note 3 for additional information about Medallion Bank.

The following tables set forth the changes in the Company’s unrealized appreciation (depreciation) on investments for the 2016 and 2015 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments other than securities	Total
Balance December 31, 2015	($3,438)	($2,239)	$18,640	$2,582	($18)	$28,956	$44,483
Net change in unrealized
Appreciation on investments	—	—	6,115	(7)	—	(1,585)	4,523
Depreciation on investments	(2,359)	173	305	12	(47)	—	(1,916)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	12	—	12
Losses on investments	—	348	—	—	—	—	348
Other	—	—	—	—	—	—	—

Balance March 31, 2016	($5,797)	($1,718)	$25,060	$2,587	($53)	$27,371	$47,450

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments other than securities	Total
Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$—	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	1,087	(244)	—	(3,439)	(2,596)
Depreciation on investments	(159)	514	(76)	19	—	—	298
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	—	—	—	(4,809)
Losses on investments	—	—	—	—	—	—	—

Balance March 31, 2015	($159)	($2,435)	$1,900	$1,383	$—	$35,206	$35,895

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($7)	($168)
Unrealized depreciation	(2,239)	298
Net unrealized appreciation (depreciation) on investment in Medallion Bank and other controlled subsidiaries	8,468	2,383
Realized gains	12	(4,809)
Realized losses	348	—
Net unrealized gains (losses) on investments other than securities and other assets	(1,585)	(3,439)

Total	$4,997	($5,735)

Net realized gains (losses) on investments
Realized gains	$34	$4,809
Realized losses	(348)	—
Other gains	164	3,088
Direct recoveries (charge offs)	(38)	2
Realized gains on investments other than securities and other assets	—	—

Total	($188)	$7,899

The following table provides additional information on attributes of the nonperforming loan portfolio as of March 31, 2016, December 31, 2015, and March 31, 2015.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
March 31, 2016
Medallion(3)	$26,398	$26,549	$26,429
Commercial(3)	3,456	10,082	3,550
December 31, 2015
Medallion(3)	$12,973	$13,051	$13,010
Commercial (3)	3,900	10,401	4,293
March 31, 2015
Medallion(3)	$1,206	$1,208	$1,208
Commercial(3)	8,917	14,978	9,006

(1)	As of March 31, 2016, December 31, 2015, and March 31, 2015, $7,471, $5,621, and $2,594 of unrealized depreciation had been recorded as a valuation allowance on these loans.
(2)	Interest income of $45 and $10 was recognized on loans for the quarters ended March 31, 2016 and 2015.
(3)	Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $6,775, $6,579, and $6,061, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10 as of March 31, 2016, December 31, 2015, and March 31, 2015.

The following tables show the aging of medallion and commercial loans as of March 31, 2016 and December 31, 2015.

March 31, 2016	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total
Medallion loans	$31,867	$13,169	$29,260	$74,296	$234,489	$308,785	$4,413

Commercial loans
Secured mezzanine	—	—	1,390	1,390	71,556	72,946	—
Asset-based receivable	—	—	—	—	2,925	2,925	—
Other secured commercial	—	—	876	876	7,762	8,638	—

Total commercial loans	—	—	2,266	2,266	82,243	84,509	—

Total	$31,867	$13,169	$31,526	$76,562	$316,732	$393,294	$—

December 31, 2015	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total
Medallion loans	$17,354	$10,224	$11,880	$39,458	$271,975	$311,433	$—

Commercial loans
Secured mezzanine	—	—	1,390	1,390	66,459	67,849	—
Asset-based receivable	—	—	—	—	3,750	3,750	—
Other secured commercial	202	92	945	1,239	11,383	12,622	—

Total commercial loans	202	92	2,335	2,629	81,592	84,221	—

Total	$17,556	$10,316	$14,215	$42,087	$353,567	$395,654	$—

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. In March 2015, the Company and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on the Company’s and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Company and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At March 31, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of March 31, 2016.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(236)	(4,425)	(4,661)

Net other receivables	354	6,637	6,991
Total net outstanding	354	6,637	6,991

Income foregone in 2016	—	—	—
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

The Company had no troubled debt restructurings during the quarter ended March 31, 2016.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended March 31, 2015.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post-Modification Investment
Medallion loans	11	$7,469	$8,996

Commercial loans
Secured mezzanine	—	—	—
Asset-based receivable	—	—	—
Other secured commercial	—	—	—

Total commercial loans	—	—	—

Total	11	$7,469	$8,996

At March 31, 2016 and 2015, 15 and 0 of the loans that had been modified as troubled debt restructurings during 2015 were in payment default, with a post-modification investment of $11,007 and $0 as of the date of restructuring.

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of March 31, 2016 and December 31, 2015. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of March 31, 2016. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $29,000 and $37,000 for the quarters ended March 31, 2016 and 2015.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $83,000 and $67,000 for the quarters ended March 31, 2016 and 2015. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $2,227,000, $2,126,000, and $1,749,000 as of March 31, 2016, December 31, 2015, and March 31, 2015.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2014 and 2013, and anticipates qualifying and filing as a RIC for 2015. As a result, no provisions for income taxes have been recorded for the quarters ended March 31, 2016 and 2015. State and local tax treatment follows the federal model.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net increase in net assets resulting from operations available to common shareholders	$6,848	$7,068

Weighted average common shares outstanding applicable to basic EPS	24,175,554	24,446,419
Effect of dilutive stock options	213	20,616
Effect of restricted stock grants	55,577	75,692

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,231,344	24,542,727

Basic earnings per share	$0.28	$0.29
Diluted earnings per share	0.28	0.29

Potentially dilutive common shares excluded from the above calculations aggregated 424,154 and 180,184 shares as of March 31, 2016 and 2015.

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

During the three months ended March 31, 2016 and 2015, the Company issued no restricted shares and 155,118 restricted shares of stock-based compensation awards, and no shares of other stock-based compensation awards, and recognized $204,000 and $390,000, or $0.01 and $0.02 per diluted common share for each period, of non-cash stock-based compensation expense related to the grants. As of March 31, 2016, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $681,000, which is expected to be recognized over the next 9 quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $170,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2018. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 and $0 for the quarters ended March 31, 2016 and 2015, and all are carried at $0 on the balance sheet at March 31, 2016.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the quarters ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Statement of comprehensive income
Investment income	$24,477	$20,678
Interest expense	2,746	2,027

Net interest income	21,731	18,651
Noninterest income	70	76
Operating expenses	5,496	5,051

Net investment income before income taxes	16,305	13,676
Income tax provision	(3,704)	(4,501)

Net investment income after income taxes	12,601	9,175
Net realized/unrealized losses of Medallion Bank	(6,440)	(2,410)

Net increase in net assets resulting from operations of Medallion Bank	6,161	6,765
Unrealized depreciation on Medallion Bank (1)	(3,475)	(5,066)
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	5,782	(4,125)

Net increase (decrease) in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$8,468	($2,426)

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	2016	2015
Loans	$1,015,857	$996,375
Investment securities, at fair value	38,672	35,524

Net investments (1)	1,054,529	1,031,899
Cash	24,546	23,094
Other assets, net	22,060	24,827

Total assets	$1,101,135	$1,079,820

Other liabilities	$4,162	$6,106
Due to affiliates	1,193	1,387
Deposits and other borrowings, including accrued interest payable	930,675	909,909

Total liabilities	936,030	917,402
Medallion Bank equity (2)	165,105	162,418

Total liabilities and equity	$1,101,135	$1,079,820

Investment in other controlled subsidiaries	$13,663	$7,747
Total investment in Medallion Bank and other controlled subsidiaries (3)	168,227	159,913

(1)	Included in Medallion Bank’s net investments is $5 and $6 for purchased loan premium at March 31, 2016 and December 31, 2015.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(3)	Includes $15,500 of unrealized appreciation on Medallion Bank, in excess of Medallion Bank’s book value as of March 31, 2016 and December 31, 2015.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At March 31, 2016 and December 31, 2015, the net premium on investment securities totaled $285,000 and $311,000, and $24,000 and $18,000 was amortized into interest income for the quarters ended March 31, 2016 and 2015.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2016 and December 31, 2015, net loan origination costs were $11,549,000 and $11,400,000. Net amortization expense for the quarters ended March 31, 2016 and 2015 was $821,000 and $704,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At March 31, 2016, $2,858,000 or less than 1% of consumer loans, no commercial loans and $33,164,000 or 10% of medallion loans were on nonaccrual, compared to $3,381,000 or 1% of consumer loans, no commercial loans, and $21,722,000 or 6% of medallion loans on nonaccrual at December 31, 2015, and $2,761,000 or 1% of consumer loans, $1,351,000 or 3% of commercial loans and $711,000 or less than 1% of medallion loans were on nonaccrual at March 31, 2015. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $533,000, $233,000, and $96,000 as of March 31, 2016, December 31, 2015, and March 31, 2015. See also the paragraph and table on page 45 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee depending on the maturity of the deposit, which averages less than 0.15%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at March 31, 2016 and December 31, 2015 was $1,873,000 and $2,034,000, and $340,000 and $313,000 was amortized to interest expense during the quarters ended March 31, 2016 and 2015. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending March 31,						March 31,	December 31,	Interest
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	2016	2015	Rate (1)
Deposits and other borrowings	$421,078	$273,494	$164,220	$62,305	$8,087	$—	$929,184	$908,896	1.07%

(1)	Weighted average contractual rate as of March 31, 2016.

Medallion Bank is subject to various regulatory capital requirements administered by the FDIC and State of Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional disciplinary actions by regulators that, if undertaken, could have a direct material effect on Medallion Bank’s and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Medallion Bank must meet specific capital guidelines that involve quantitative measures of Medallion Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Medallion Bank’s capital amounts and classification are also subject to qualitative judgments by Medallion Bank regulators about components, risk weightings, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $8,000,000 in 2015. Separately, Medallion Bank declared dividends to the Company of $3,000,000 and $5,000,000 in each of the 2016 and 2015 first quarters.

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, Medallion Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the Small Business Lending Fund Program (SBLF). The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. The Bank previously paid a dividend rate of 1% on the Series E, which increased to 9% in the 2016 first quarter.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of March 31, 2016 and December 31, 2015, compared to required regulatory minimum capital ratios and the ratios required to be considered well capitalized. As of March 31, 2016, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	March 31, 2016	December 31, 2015
Common equity tier 1 capital	—	—	$137,886	$135,635
Tier 1 capital	—	—	164,189	161,938
Total capital	—	—	178,159	175,533
Average assets	—	—	1,084,713	1,071,980
Risk-weighted assets	—	—	1,103,503	1,077,103
Leverage ratio (1)	4%	5%	15.1%	15.1%
Common equity tier 1 capital ratio (3)	5	7	12.5	12.6
Tier 1 capital ratio (2)	6	8	14.9	15.0
Total capital ratio (2)	8	10	16.1	16.3

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.
(3)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending March 31,						March 31,	December 31,	Interest
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	2016	2015	Rate (1)
Revolving lines of credit	$130,634	$—	$—	$—	$—	$—	$130,634	$129,518	2.12%
Notes payable to banks	114,858	94	37	—	40	—	115,029	122,429	2.66%
SBA debentures	—	—	3,000	—	15,985	58,500	77,485	74,485	3.69%
Margin loan	62,533	—	—	—	—	—	62,533	45,108	1.43%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.76%

Total	$308,025	$94	$3,037	$—	$16,025	$91,500	$418,681	$404,540	2.51%

(1)	Weighted average contractual rate as of March 31, 2016.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and the line reduced to $150,000,000, and which was further reduced in stages in December 2015 to $135,000,000, and to $125,000,000 on July 1, 2016; and of which $130,634,000 was outstanding at March 31, 2016. Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 0.44% at March 31, 2016) plus 1.65%.

(B) SBA DEBENTURES

In 2016, the SBA approved $10,000,000 of commitments for MCI for a four and a half year term and a 1% fee, which was paid. In 2015, the SBA approved $15,500,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. As of March 31, 2016, $165,485,000 of commitments had been fully utilized, there were $10,000,000 commitments available, and $77,485,000 was outstanding.

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

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of March 31, 2016.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at March 31, 2016	Monthly Payment	Average Interest Rate at March 31, 2016	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	4/16 - 7/16	Revolving line of credit secured by pledged loans	$96,445	(2)	$87,410	Interest only	2.53% (includes unused fee)	Various	(2)
Medallion Chicago	3/28	11/11 - 12/11	12/16	Term loans secured by owned Chicago medallions(3)	25,708		23,314	$121 principal & interest	3.12%	N/A
The Company	1/1	1/11	11/16	Participated loans treated as financings	3,915		3,909	Proportionate to the payments received on the participated loans	2.50%	N/A
FSVC	3/5	2/12 - 4/14	03/18 - 11/18	Participated loans treated as financings	256		249	Proportionate to the payments received on the participated loans	6.53%	N/A
MFC	2/3	2/13 - 12/15	2/16 - 12/20	Participated loans treated as financings	155		147	Proportionate to the payments received on the participated loans	9.05%	N/A

					$126,479		$115,029

(1)	At March 31, 2016, 30 day LIBOR was 0.44%, 360 day LIBOR was 1.21%, and the prime rate was 3.50%.
(2)	$46,445 of these lines can also be used by MFC ($2,570 which is available) of which $18,945 of such usage would be guaranteed by the Company. Interest rates on these lines range from LIBOR plus 2% to LIBOR + 2.125%, and all contain prime rate options from prime minus 0.25% to prime, and one note has a floor, and two notes have an unused fee.
(3)	$14,379 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.63% at March 31, 2016) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At March 31, 2016, $33,000,000 was outstanding on the preferred securities.

(E) MARGIN LOAN

In June 2015, the Company entered into a margin loan agreement with Morgan Stanley. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is initially available at 90% of the current fair market value of the securities. The margin loan bears interest at 30-day LIBOR (0.44% at March 31, 2016) plus 1.00%. As of March 31, 2016, $62,533,000 was outstanding under the margin loan.

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provides for the issuance of a maximum of 800,000 shares of common stock of the Company. No additional shares are available for issuance under the 2006 Stock Option Plan. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015 and approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the

Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock were issuable under the 2015 Restricted Stock Plan. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. No additional shares are available for issuance under the Employee Restricted Stock Plan. The terms of the Employee Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock were issuable under the Employee Restricted Stock Plan, and as of March 31, 2016, none of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan (2015 Director Plan) on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock are issuable under the 2015 Director Plan. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company will grant options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options may not exceed ten years.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock were issuable under the Amended Director Plan. No additional shares are available for issuance under the Amended Director Plan. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company will grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

The Company’s Employee Restricted Stock Plan, 1996 Stock Option Plan, and 1996 Director Plan have terminated and no additional shares are available for future issuance. At March 31, 2016, 435,154 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 383,821 options were exercisable, and there were 139,023 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2016 and 2015. The following assumption categories are used to determine the value of any option grants.

Three Months Ended March 31,
	2016	2015
Risk free interest rate	NA	NA
Expected dividend yield	NA	NA
Expected life of option in years (1)	NA	NA
Expected volatility (2)	NA	NA

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the periods ended March 31, 2016 and December 31, 2015.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2014	461,821	$7.49-13.84	$10.38
Granted	27,000	9.38	9.38
Cancelled	(12,118)	9.22-13.06	11.07
Exercised (1)	(30,449)	9.22	9.22

Outstanding at December 31, 2015	446,254	7.49-13.84	10.38
Granted	—	—	—
Cancelled	(9,000)	13.84	13.84
Exercised (1)	(2,100)	9.22	$9.22

Outstanding at March 31, 2016 (2)	435,154	$7.49-13.84	$10.31
Options exercisable at March 31, 2016 (2)	383,821	$7.49-13.84	$10.22

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and $33,000 for the 2016 and 2015 first quarters.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2016 and the related exercise price of the underlying options, was $21,000 for outstanding options and $21,000 for exercisable options as of March 31, 2016. The remaining contractual life was 2.77 years for outstanding options and 1.98 years for exercisable options at March 31, 2016.

The following table presents the activity for the restricted stock programs for the periods ended March 31, 2016 and December 31, 2015.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2014	209,365	$10.08-15.61	$12.47
Granted	162,576	9.08-10.38	9.89
Cancelled	(53,761)	9.92-15.61	11.16
Vested (1)	(109,140)	10.08-15.61	12.16

Outstanding at December 31, 2015	209,040	9.08-15.61	10.96
Granted	—	—	—
Cancelled	(214)	10.08-15.61	11.32
Vested(1)	(69,803)	9.92-13.46	11.34

Outstanding at March 31, 2016 (2)	139,023	$9.08-15.61	$10.78

(1)	The aggregate fair value of the restricted stock vested was $688,000 and $624,000 for the 2016 and 2015 first quarters.
(2)	The aggregate fair value of the restricted stock was $1,283,000 as of March 31, 2016. The remaining vesting period was 1.64 years at March 31, 2016.

The following table presents the activity for the unvested options outstanding under the plans for the 2016 first quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2015	54,333	$9.38-13.84	$11.14
Granted	—	—	—
Cancelled	(3,000)	13.84	13.84
Vested	—	—	—

Outstanding at March 31, 2016	51,333	$9.38-13.84	$10.98

The intrinsic value of the options vested was $0 for the 2016 first quarter.

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Prepayment fees	$21	$5
Late charges	7	22
Servicing fees	3	13
Other	9	16

Total noninterest income	$40	$56

Prepayment fees increased in 2016 compared to 2015, reflecting a larger than normal fee received from a mezzanine loan prepayment. Late charges decreased in 2016 primarily due to a larger than normal late charge from a commercial loan in 2015. The decrease in servicing fees reflected the slowdown in the servicing and loan origination activities performed for Medallion Bank.

The major components of other operating expenses were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Travel, meals, and entertainment	$226	$229
Miscellaneous taxes	99	78
Office expense	49	60
Insurance	48	50
Computer expense	44	102
Directors’ fees	39	108
Bank charges	33	38
Depreciation and amortization	29	37
Other expenses	142	84

Total other operating expenses	$709	$786

Miscellaneous taxes, which include franchise, excise, road, and other governmental assessments, were higher in 2016. Computer expense was lower in 2016, reflecting system upgrades of desktop hardware and network redundancy equipment in the data centers in 2015. Directors’ fees were lower in 2016 due to accrual adjustments. Other operating expenses were higher in 2016, reflecting the prior year’s expense reduction efforts and reversals of accrued liabilities.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Net share data
Net asset value at the beginning of the period	$11.42	$11.16
Net investment income	0.08	0.20
Income tax (provision) benefit	—	—
Net realized gains (losses) on investments	(0.01)	0.32
Net change in unrealized appreciation (depreciation) on investments	0.21	(0.23)

Net increase in net assets resulting from operations	0.28	0.29
Issuance of common stock	0.01	(0.02)
Repurchase of common stock	—	(0.01)
Net investment income	(0.01)	(0.15)
Return of capital	(0.24)	(0.09)
Net realized gains on investments	—	—

Total distributions	(0.25)	(0.24)
Other	—	(0.02)

Total increase (decrease) in net asset value	0.04	0.00

Net asset value at the end of the period (1)	$11.46	$11.16

Per share market value at beginning of period	$7.04	$10.01
Per share market value at end of period	9.23	9.26
Total return (2)	125%	(21%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$279,073	$276,017
Average net assets	279,356	277,447
Total expense ratio (3) (4)	10.06%	10.21%
Operating expenses to average net assets (4)	6.42	6.97
Net investment income after income taxes to average net assets(4)	2.94	7.17

(1)	Includes $0 and $0 of undistributed net investment income per share and $0 and $0 of undistributed net realized gains per share as of March 31, 2016 and 2015.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,408 and $1,421 and operating expenses of $1,597 and $1,696, which formerly were the Company’s, were now MSC’s for the quarters ended March 31, 2016 and 2015. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 12% and 13%, 8.71% and 9.45%, and 2.65% and 6.77% for the first quarters of 2016 and 2015.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09. “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 enhances the reporting model for stock compensation and provides users of financial statements with more decision-useful information. ASU 2016-09 simplifies guidance on several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The update, as amended, is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company does not believe this update will have a material impact on its financial condition.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating under current GAAP. ASU 2016-02 applies to all entities and is effective for fiscal years beginning after December 15, 2018 for public entities, with early adoption permitted. The Company is assessing the impact the update will have on its financial condition and results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this Update is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not believe this update will have a material impact on its financial condition.

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company from 1996 through 2014 was also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $58,000 and $20,000 for the 2016 and 2015 first quarters.

Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s portfolio companies. Mr. Rudnick receives a salary from LAX of $163,000 per year, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

At March 31, 2016, December 31, 2015, and March 31, 2015, the Company and MSC serviced $379,404,000, $382,919,000, and $401,094,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, in the 2016 and 2015 first quarters, $1,408,000 and $1,421,000 of servicing fee income was earned by MSC.

The following table summarizes the net revenues received from Medallion Bank.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Reimbursement of operating expenses	$160	$105
Loan origination fees	44	37
Servicing fees	—	4

Total other income	$204	$146

The Company had a loan to Medallion Fine Art, Inc. in the amount of $4,890,000 and $8,348,000 as of March 31, 2016 and December 31, 2015. The loan bears interest at a rate of 12%, all of which is paid in kind. During 2016 and 2015, the Company advanced $0 and $1,225,000, and was repaid $3,771,000 and $550,000 with respect to this loan. Additionally, the Company recognized $254,000 and $203,000 of interest income for the three months ended March 31, 2016 and 2015 with respect to this loan.

MCI had a loan to an affiliate of Medallion Motorsports LLC in the amount of $5,158,000 and $5,033,000 as of March 31, 2016 and December 31, 2015. The loan bears interest at a rate of 10%, all of which is paid in kind. MCI recognized $126,000 and $0 of interest income for the three months ended March 31, 2016 and 2015 with respect to this loan.

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

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2016 and December 31, 2015, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$631,002	$631,002	$606,959	$606,959
Cash (1)	30,685	30,685	30,912	30,912
Accrued interest receivable (2)	945	945	1,003	1,003
Financial liabilities
Funds borrowed (2)	418,681	418,681	404,540	404,540
Accrued interest payable (2)	971	971	1,302	1,302

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

(12) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during 2016.

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

Medallion loans and the asset-based portion of the commercial loan portfolio are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect against losses to the Company. As a result, the initial valuation assessment is that as long as the loan is current and performing, its fair value approximates the par value of the loan. To the extent a loan becomes nonperforming, the collateral value has been adequate to result in a complete recovery. In a case where the collateral value was inadequate, an unrealized loss would be recorded to reflect any shortfall. Collateral values for medallion loans are typically obtained from transfer prices reported by the regulatory agency in a particular local market (e.g. New York City Taxi and Limousine Commission). Recently, as transfer price activity and the collateral values of medallion loans have declined, and greater weight has been placed on the operating cash flows of the borrowers and the values of their personal guarantees in determining whether or not a valuation adjustment is necessary. Collateral values for asset based loans are confirmed through daily borrowing base analysis of borrower availability, confirmations obtained from a borrower’s underlying customers, and field examinations by us or third parties engaged by us. These portfolios have historically been at very low loan to collateral value ratios, and as a result, are generally not highly sensitive to changes in collateral values as only a very significant downward movement would have an impact on the Company’s valuation analysis, potentially resulting in a significantly lower fair market value measurement.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2016 Assets
Medallion loans	$—	$—	$303,352	$303,352
Commercial loans	—	—	82,719	82,719
Investment in Medallion Bank and other controlled subsidiaries	—	—	168,227	168,227
Equity investments	73	—	7,090	7,163
Investment securities	69,541	—	—	69,541
Investment other than securities	—	—	36,297	36,297
Other assets	—	—	354	354

2015 Assets
Medallion loans	$—	$—	$308,408	$308,408
Commercial loans	—	—	81,895	81,895
Investment in Medallion Bank and other controlled subsidiaries	—	—	159,913	159,913
Equity investments	62	—	6,797	6,859
Investment securities	49,884	—	—	49,884
Investments other than securities	—	—	37,882	37,882
Other assets	—	—	354	354

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is primarily the investment in Medallion Bank, as well as other consolidated subsidiaries such as MSC, and other investments detailed in the consolidated summary schedule of investments following these footnotes. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters ended March 31, 2016 and 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets(3)
December 31, 2015	$308,408	$81,895	$159,913	$6,797	$37,882	$354
Gains (losses) included in earnings	(2,419)	196	11,468	(7)	(1,585)	—
Purchases, investments, and issuances	2,030	7,059	1	300	—	—
Sales, maturities, settlements, and distributions	(4,667)	(6,431)	(3,155)	—	—	—
Transfers in (out)	—	—	—	—	—	—

March 31, 2016	$303,352	$82,719	$168,227	$7,090	$36,297	$354

Amounts related to held assets(1)	($2,359)	($173)	$11,468	$(7)	($1,585)	—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2016.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Other Assets
December 31, 2014	$311,894	$71,149	$136,848	$7,532	$392
Gains (losses) included in earnings	(159)	516	11,129	(11)	—
Purchases, investments, and issuances	8,820	8,128	883	250	—
Sales, maturities, settlements, and distributions	(9,250)	(6,234)	(20,002)	(368)	—
Transfers in (out)	—	—	—	—	—

March 31, 2015	$311,305	$73,559	$128,858	$7,403	$392

Amounts related to held assets(1)	($159)	($86)	$7,899	($245)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2015.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2016 and December 31, 2015 were as follows.

(Dollars in thousands)	Fair Value at 3/31/16	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$303,352	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 176% (86%)
Commercial Loans – Asset-Based	2,892	Borrower collateral analysis	Adequacy of collateral (loan to value)	4% - 79% (52%)
Commercial Loans – Mezzanine and Other	79,827	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3% - 19.00% (13.18%)
Investment in Medallion Bank	154,564	Third party valuation using a weighting of the three methods utilized	Comparable Transactions Analysis Control Premium Analysis Discount rate in Cash Flow Analysis	(11.1% premium to book value) (32%) (20%)
		Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
			Premium on portfolio assets	(1.53% premium recorded)
Investment in Other Controlled Subsidiaries	5,884	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/offer to purchase asset	N/A
	4,282	Investee financial analysis	Financial condition and operating performance	N/A
			Implied value of individual franchises	$30,000
			Equity value	$3,000 - $5,000
	2,928	Investee book value adjusted for market appreciation	Third party offer to purchase investment
			Financial condition and operating performance of the investee	N/A
	569	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
Equity Investments	1,957	Investee book value	Valuation indicated by investee filings	N/A
	502	Market comparables	Discount for lack of marketability	10% (10%)
	4,631	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Investments Other Than Securities	36,297	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(Dollars in thousands)	Fair Value at 12/31/15	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$308,408	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 155% (79%)
Commercial Loans – Asset-Based	3,678	Borrower collateral analysis	Adequacy of collateral (loan to value)	0% - 84% (54%)
Commercial Loans – Mezzanine and Other	78,217	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3% - 19.00% (13.13%)
Investment in Medallion Bank	152,166	Third party valuation using a weighting of the three methods utilized	Comparable Transactions Analysis Control Premium Analysis Discount rate in Cash Flow Analysis	(11.4% premium to book value) (32%) (20%)
		Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
			Premium on portfolio assets	(1.56% premium recorded)

(Dollars in thousands)	Fair Value at 12/31/15	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Investment in Other Controlled Subsidiaries	4,234	Investee book value and equity pickup, adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
	986	Investee book value and equity pickup	Third party valuation/offer to purchase assets	N/A
			Collateral support	N/A
			Financial condition and operating performance of the investee	N/A
	2,527	Investee financial analysis	Financial condition and operating performance	N/A
Equity Investments	1,957	Investee book value	Valuation indicated by investee filings	N/A
	509	Market comparables	Discount for lack of marketability	10% (10%)
	4,331	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Investments Other Than Securities	37,882	Precedent market transaction	Transfer prices of Chicago medallions	$150 - $238 ($194)
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(13) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of March 31, 2016 and December 31, 2015.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 3/31/16		Value as of 12/31/15
City of Chicago Taxicab Medallions	154	(1)	$8,411	$35,266	(2)	$36,806	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	1,031	(3)	1,076	(3)

Investment Other Than Securities			$8,689	$36,297		$37,882

(1)	Investment is not readily marketable, is considered income producing, is not subject to option, and is a non-qualifying asset under the 1940 Act.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $32,840, $0, and $32,840 as of March 31, 2016 and $34,240, $0, and $34,240 as of December 31, 2015. The aggregate cost for Federal income tax purposes was $2,426 at March 31, 2016 and $2,566 at December 31, 2015.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $949, $0, and $949 as of March 31, 2016 and $989, $0, and $989 as of December 31, 2015. The aggregate cost for Federal income tax purposes was $79 at March 31, 2016 and $84 at December 31, 2015.

(14) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

In May 2016, a $17,500,000 revolving line of credit with a maturity date of May 1, 2016 was extended through May 18, 2016.

On April 28, 2016, the Company’s board of directors declared a $0.25 per share common stock dividend, payable on May 18, 2016 to shareholders of record on May 26, 2015.

In April 2016, the Company issued a total of $33,625,000 aggregate principal amount of 9.00% unsecured notes due 2021, with interest payable quarterly in arrears. The Company expects to use the net proceeds from the offering of approximately $31,786,000 to make loans and other investments in portfolio companies and for general corporate purposes, including repaying borrowings under its revolving credit facilities in the ordinary course of business and expanding its operations.

In April 2016, a $10,000,000 revolving line of credit with a maturity date of April 30, 2016 was refinanced into an $8,000,000 demand note. The note bears interest at prime and is due April 30, 2017.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					387	75%	3.77%	$1,668	$211,492	$211,466	$210,399
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$764	$764	$764
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350	$350
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,349	$3,349	$3,348
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$458	$458	$458
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210	$210
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,030	$2,030	$2,029
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,747	$1,747	$1,750
	Kos Taxi LLC ## &	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,748	$1,748	$1,749
	Ikaria Taxi LLC ## &	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,748	$1,748	$1,749
	Pontios Taxi LLC ## &	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,748	$1,748	$1,749
	Sag Taxi LLC ## &	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,748	$1,748	$1,749
	Hamilton Transit LLC ## &	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,500	$1,500	$1,503
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,501	$1,501	$1,502
	Silke Hacking Corp ## &	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,500	$1,500	$1,501
	Kaderee M & G Corp ## &	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,500	$1,500	$1,501
	Christian Cab Corp	Term Loan	11/27/12	11/27/18	1	1%	3.75%		$1,489	$1,489	$1,494
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$305	$305	$305
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140	$140
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,460	$1,460	$1,459
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,435	$1,435	$1,435
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,413	$1,413	$1,414
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,413	$1,413	$1,413
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,394	$1,394	$1,394
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,394	$1,394	$1,394
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,394	$1,394	$1,394
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,394	$1,394	$1,394
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,394	$1,394	$1,394
Various New York && ##	2.75% to 8.96%	Term Loan	03/23/01 to 03/18/16	02/26/16 to 09/10/23	357	60%	3.84%	$1,668	$169,876	$169,850	$168,767
Chicago					111	14%	4.84%		$39,112	$39,099	$38,919
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	02/24/18	1	1%	5.00%		$1,503	$1,503	$1,502
Various Chicago && ##	3.25% to 12.00%	Term Loan	01/22/10 to 12/29/15	03/12/16 to 12/29/20	110	13%	4.83%		$37,609	$37,596	$37,417
Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 02/18/16	03/15/16 to 05/14/25	115	9%	5.25%	$108	$24,323	$24,320	$24,341
Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 09/29/15	12/07/15 to 11/06/25	56	9%	4.65%		$26,369	$26,291	$24,636
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/22/16 to 01/26/20	14	1%	4.64%		$6,609	$6,587	$4,108
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 07/30/15	07/01/15 to 09/01/23	11	0%	7.28%		$1,026	$1,022	$949

Total medallion loans ($237,498 pledged as collateral under borrowing arrangements)					694	109%	4.12%	$1,776	$308,931	$308,785	$303,352

Commercial Loans

Secured mezzanine (21% Minnesota, 10% Oklahoma, 8% Pennsylvania, 7% Ohio, 7% North Carolina, 5% Kansas, 5% North Dakota, 5% Massachusetts, 4% Rhode Island, 4% Colorado, 4% Wisconsin, 4% Illinois, 3% Delaware, 3% New York, 3% Michigan, 3% Texas and 4% all other states) (2)

Manufacturing (46% of the total)	MicroGroup, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	06/29/15	06/29/20	1	1%	14.00%		$3,244	$3,244	$3,244
	(capitalized interest of $44 per footnote 2)
	AA Plush Holdings, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	08/15/14	08/15/19	1	1%	14.00%		$3,101	$3,101	$3,092
	(capitalized interest of $101 per footnote 2)
	EGC Operating Company, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	09/30/14	09/30/19	1	1%	15.00%		$2,960	$2,960	$2,969
	(capitalized interest of $30 per footnote 2)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
	Pinnacle Products International, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/09/15	10/09/20	1	1%	15.00%		$2,841	$2,841	$2,841
	(capitalized interest of $41 per footnote 2)
	Tech Cast Holdings, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	12/12/14	12/12/19	1	1%	15.00%		$2,690	$2,690	$2,660
+	Production Services Associates LLC (d/b/a American Card Services) (interest rate includes PIK interest of 2.00%)	Term Loan	02/17/15	02/17/20	1	1%	16.00%		$2,660	$2,660	$2,639
	(capitalized interest of $60 per footnote 2)
	BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	08/01/14	08/01/19	1	1%	14.00%		$2,586	$2,586	$2,589
	(capitalized interest of $86 per footnote 2)
	WRWP, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	12/30/14	12/30/19	1	1%	15.00%		$2,329	$2,329	$2,338
	(capitalized interest of $87 per footnote 2)
	Dynamic Systems, Inc. (interest rate includes PIK interest of 3.50%)	Term Loan	12/23/10	12/23/17	1	1%	15.50%		$2,085	$2,085	$2,085
	(capitalized interest of $260 per footnote 2)
	American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 7.00%)	Term Loan	07/03/13	01/03/18	1	1%	19.00%		$1,605	$1,605	$1,604
	(capitalized interest of $105 per footnote 2)
+	GAF Manufacturing, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	03/06/14	03/06/19	1	1%	14.00%		$1,564	$1,564	$1,570
	(capitalized interest of $64 per footnote 2)
+	Respiratory Technologies, Inc.	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,500	$1,503
+	Various Other && 12.00% to 17.00%	Term Loan	03/10/99 to 03/28/12	03/31/10 to 03/31/18	4	1%	14.29%		$3,909	$3,909	$3,907
Professional, Scientific, and Technical Services (16% of the total)	Weather Decision Technologies, Inc. {One-time on 1/1/18 to 15%} (interest rate includes PIK interest of 9.00%)	Term Loan	12/11/15	12/11/20	1	1%	18.00%		$3,599	$3,599	$3,587
	(capitalized interest of $99 per footnote 2)
	Northern Technologies, LLC (interest rate includes PIK interest of 1.00%)	Term Loan	01/29/16	01/29/23	1	1%	13.00%	$3,500	$3,506	$3,506	$3,505
	(capitalized interest of $6 per footnote 2)
	JR Thompson Company LLC (interest rate includes PIK interest of 2.00%)	Term Loan	05/21/15	05/21/22	1	1%	14.00%		$2,285	$2,285	$2,285
	(capitalized interest of $24 per footnote 2)
+	DPIS Engineering, LLC	Term Loan	12/01/14	06/30/20	1	1%	12.00%		$2,000	$2,000	$1,999
Information (10% of the total)	US Internet Corp.	Term Loan	06/12/13	09/18/20	1	1%	14.50%		$3,000	$3,000	$3,012
	US Internet Corp.	Term Loan	03/18/15	09/18/20	1	1%	14.50%		$1,750	$1,750	$1,741
	US Internet Corp.	Term Loan	02/05/16	02/11/23	1	*	14.50%	$1,900	$150	$150	$139
	Centare Holdings, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,500	$2,490
Wholesale Trade (8% of the total)	Fit & Fresh, Inc (interest rate includes PIK interest of 2.00%)	Term Loan	03/02/15	03/02/20	1	1%	14.00%		$3,066	$3,066	$3,072
	(capitalized interest of $66 per footnote 2)
+	Classic Brands, LLC	Term Loan	01/08/16	04/30/23	1	1%	12.00%	$2,880	$2,879	$2,879	$2,879
Arts, Entertainment, and Recreation (7% of the total)	RPAC Racing, LLC (interest rate includes PIK interest of 10.00%)	Term Loan	11/19/10	01/15/17	1	2%	10.00%		$5,158	$5,158	$5,158
	(capitalized interest of $2,119 per footnote 2)
Transportation and Warehousing (5% of the total)	LLL Transport, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/23/15	04/23/21	1	1%	15.00%		$3,541	$3,541	$3,538
	(capitalized interest of $41 per footnote 2)
Administrative and Support Services (5% of the total)	Staff One, Inc.	Term Loan	06/30/08	03/31/17	1	1%	3.00%		$2,907	$2,907	$2,907
	Staff One, Inc.	Term Loan	09/15/11	03/31/17	1	*	3.00%		$365	$365	$365
Construction (2% of the total)	Highland Crossing-M, LLC	Term Loan	01/07/15	02/01/25	1	1%	11.50%		$1,450	$1,450	$1,449
Accommodation and Food Services (1% of the total)	Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	09/30/16 to 11/05/20	3	*	9.80%		$1,531	$1,531	$513
Retail Trade (0% of the total)	Various Other && 10.00%	Term Loan	06/30/00	09/30/16	1	*	10.00%		$185	$185	$36

Total secured mezzanine(2)					35	26%	13.52%	$8,280	$72,946	$72,946	$71,716

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Asset-based (46% New Jersey, 34% New York, 8% Virginia, 7% Florida, 3% Rhode Island and 2% all other states)
Retail Trade (22% of the total)	Various Other 4.75% to 7.25% ##	Revolving line of credit	10/19/98 to 08/31/06	08/31/16 to 10/19/16	3	*	5.14%		$680	$680	$664
	{Daily-Prime + 1.5% to 4%}
Wholesale Trade (20% of the total)	Various Other 4.00% to 6.50% ##	Revolving line of credit	01/23/99 to 07/21/15	06/30/16 to 01/23/17	7	*	5.65%		$544	$544	$577
	{Daily-Prime + .75% to 3.25%}
Construction (13% of the total)	Various Other 5.75% ##	Revolving line of credit	07/20/99	07/20/16	1	*	5.75%		$379	$379	$373
	{Daily-Prime + 2.5%}
Transportation and Warehousing (13% of the total)	Various Other 6.00% ##	Revolving line of credit	12/31/01	12/31/16	1	*	6.00%		$374	$374	$368
	{Daily-Prime + 2.75%}
Manufacturing (9% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 11/10/15	06/22/16 to 01/27/17	6	*	6.23%		$275	$275	$257
	{Daily-Prime + 2.5% to 4%}
Finance and Insurance (8% of the total)	Various Other 7.00%	Revolving line of credit	08/26/15	08/26/16	1	*	7.00%		$250	$250	$245
	{Daily-Prime + 3.75%}
Health Care and Social Assistance (7% of the total)	Various Other 5.50% to 5.75% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/16 to 11/09/16	2	*	5.64%		$222	$222	$207
	{Daily-Prime + 2.25% to 2.5%}
Professional, Scientific, and Technical Services (5% of the total)	Various Other 6.75%	Revolving line of credit	12/22/14	12/22/16	1	*	6.75%		$128	$128	$131
	{Daily-Prime + 3.5%}
Administrative and Support Services (2% of the total)	Various Other 5.50%	Revolving line of credit	06/30/07	06/30/16	1	*	5.50%		$55	$55	$52
	{Daily-Prime + 2.25%}
Real Estate and Rental and Leasing (1% of the total)	Various Other 7.75%	Revolving line of credit	12/24/15	12/24/16	1	*	7.75%		$17	$17	$18
	{Daily-Prime + 4.5%}

Total asset-based ($1,748 pledged as collateral under borrowing arrangements)					24	1%	5.81%		$2,924	$2,924	$2,892

Other secured commercial (73% New York, 22% New Jersey, 4% Illinois and 1% all other states)
Retail Trade (87% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12%)	Term Loan	12/17/12	12/17/17	1	2%	12.00%		$4,890	$4,890	$4,890
	(capitalized interest of $2,326 per footnote 2)
	Various Other && 4.75% to 10.50%	Term Loan	10/28/08 to 12/23/15	03/15/17 to 02/13/21	9	1%	8.52%		$2,622	$2,607	$2,181
Accommodation and Food Services (7% of the total)	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	03/16/16 to 09/06/19	3	*	8.30%		$757	$685	$581
Transportation and Warehousing (4% of the total)	Various Other && 4.00% to 4.25%	Term Loan	09/19/14 to 03/17/15	09/10/18 to 02/05/20	2	*	4.08%		$293	$293	$294
Real Estate and Rental and Leasing (1% of the total)	Various Other && 5.00%	Term Loan	03/31/15	03/31/20	1	*	5.00%		$91	$91	$92
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	05/14/13	05/14/18	1	*	7.50%		$72	$72	$73

Total Other Commercial Loans					17	3%	10.28%		$8,725	$8,638	$8,111

Total commercial loans ($1,748 pledged as collateral under borrowing arrangements) (2)					76	30%	12.92%	$8,280	$84,595	$84,508	$82,719

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	55%	11.51%			$139,064	$154,564
NASCAR Race Team	Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	2%	0.00%			$2,833	$4,282
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	2%	0.00%			$523	$5,884
Loan Servicing	Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%			$569	$569
Professional Sports Team	LAX Group LLC	38.19% of membership interests	05/23/12	None	1	1%	0.00%			$178	$2,928

Investment in Medallion Bank and other controlled subsidiaries, net					5	60%	11.18%	$0	$0	$143,167	$168,227

Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	1%	0.00%			$326	$1,957
Gift card service & marketing	+ Production Services Associates d/b/a American Card Services	5.65% of LLC units	02/17/15	None	1	*	0.00%			$250	$1,179
Weather Forecasting Services	Weather Decision Technologies, Inc.	2.2% preferred stock	12/11/15	None	1	*	0.00%			$500	$500
Employee Leasing Services	Staff One, Inc.	46.4% preferred stock	06/30/08	None	2	*	0.00%			$472	$472
Stuffed Toy Manufacturer	AA Plush Holdings, LLC	1.6% LLC common units	08/15/14	None	1	*	0.00%			$300	$300
Investment Castings	Tech Cast Holdings LLC	4.14% LLC units	12/12/14	12/12/19	1	*	0.00%			$300	$300
Machine Shop	MicroGroup, Inc.	5.5% common stock	06/29/15	None	1	*	0.00%			$300	$300
Environmental Consulting Services	Northern Technologies, LLC	7.7% of LLC units	01/29/16	None	1	*	0.00%	$300		$300	$300
Baby Sleep Products	BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% LLC units	08/01/14	None	1	*	0.00%			$250	$250
Wire Manufacturer	WRWP LLC	10.3% preferred LLC units, 7.23% common LLC units	12/30/14	12/30/19	1	*	0.00%			$224	$224
Marketing Services	Third Century JRT Inc.	13% common stock	05/21/15	None	1	*	0.00%			$200	$200
Manufacture Space Heaters, etc.	Pinnacle Products International, Inc.	0.5% common stock	10/09/15	None	1	*	0.00%			$135	$135
IT Services	Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%			$104	$104
Various Other #	+ **	* Various	09/10/98 to 7/24/15	None to 2/5/23	8	*	2.90%	$0		$916	$942

Equity investments, net					22	3%	0.58%	$300		$4,577	$7,163

Investment securities
Investment securities	US Treasury Bill		03/31/16	03/30/17	1	7%	0.66%	$19,884	$20,000	$19,884	$19,869
	US Treasury Bill		03/31/16	03/30/17	1	18%	0.66%	$49,710	$50,000	$49,710	$49,672

Investment securities, net					2	25%	0.66%	$69,594	$70,000	$69,594	$69,541

Net Investments ($239,246 pledged as collateral under borrowing arrangements) (3)

					799	226%	6.57%	$79,950	$463,526	$610,631	$631,002

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $5,559 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 226%.
(4)	Gross unrealized appreciation, gross unrealized depreciation and net appreciation for federal income tax purposes totaled $85,245, $6,117 and $79,128, respectively. The tax cost of investments was $551,874.
(5)	For revolving lines of credit the amount shown is the cost at March 31, 2016.
*	Less than 1.0%

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2016

**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 29% and up to 28% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at March 31, 2016.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 10, 2016 (File No. 814-00188).

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended March 31, 2016

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss)	Amount of dividends or interest (1)	Value as of 3/31/16
Medallion Bank – common stock	1,000,000 shares - 100% of common stock	$5,687	$3,000	$154,564
Medallion Fine Art, Inc. – common stock (2)	1,000 shares - 100% of common stock	1,650	0	5,884
LAX Group LLC – membership interest	38.19% of membership interest	2,573	0	2,928
Medallion Motorsports, LLC – membership interest (3)	75% of membership interest	1,754	0	4,282
Medallion Servicing Corp. – common stock	1,000 shares - 100% of common stock	(196)	0	569

Total investments in Medallion Bank and other controlled subsidiaries		11,468	$3000	168,227

Production Services Associates LLC (4)	5.65% of membership interest	0	0	1,179
Appliance Recycling Centers of America Inc. – common stock	8.86% of common stock	0	0	502
Northern Technologies LLC – membership interest (8)	7.7% of membership interest	0	0	300
Micro Group, Inc. (5)	5.5% of common stock	0	0	300
WRWP, LLC – membership interest (6)	7.23% of membership interest	0	0	224
Third Century JRT, Inc. (7)	13% of common stock	0	0	200

Total equity investments in affiliates		—	0	2,705

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $4,890 as of March 31, 2016, and on which $253 of interest income was earned during the quarter ended March 31, 2016.
(3)	Additionally, a controlled subsidiary of the Company has a loan due from an affiliate of Medallion Motorsports, LLC in the amount of $5,158, and on which $126 of interest income was earned during the quarter ended March 31, 2016.
(4)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,660 as of March 31, 2016, on which $105 of interest income was earned during the quarter ended March 31, 2016.
(5)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,244 as of March 31, 2016, on which $108 of interest income was earned during the quarter ended March 31, 2016.
(6)	Additionally, the Company has a loan due from WRWP, LLC in the amount of $2,329 as of March 31, 2016, on which $88 of interest income was earned during the quarter ended March 31, 2016.
(7)	Additionally, the Company has a loan due from Third Century JRT, Inc., in the amount of $2,285 as of March 31, 2016, on which $79 of interest income was earned during the quarter ended March 31, 2016.
(8)	Additionally, the Company has loan from Northern Technologies LLC in the amount of $3,506 as if March 31, 2016, on which $78 of interest income was earned during the quarter ended March 31, 2016.

The table below provides a recap of the changes in the investment in the respective issuers for the quarter ended March 31, 2016.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc.	Medallion Motorsports, LLC	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Production Services Associates, LLC (3)	Micro Group, Inc. (4)	WRWP, LLC	Third Century JRT, Inc. (6)	Northern Technologies, LLC (7)
Title of Issue	Common Stock	Common Stock(1)	Membership Interest (2)	Common Stock	Common Stock	Membership Interest	Membership Interest	Common Stock	Membership Interest(5)	Common Stock	Membership Interest
(Dollars in thousands)
Value as of 12/31/15	$152,166	$4,234	$2,527	$509	$631	$355	$1,179	$300	$224	$200	$—
Gross additions / investments	—	—	1	—	134	—	—	—	—	—	300
Gross reductions / distributions	(3,289)	—	—	—	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	5,687	1,650	1,754	(7)	(196)	2,573	—	—	—	—	—
Other adjustments	—	—	—	—	—	—	—	—	—	—	—

Value as of 3/31/16	154,564	5,884	4,282	502	569	2,928	1,179	300	224	200	300

(1)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $4,890 as of March 31, 2016, $0 of which was advanced during 2016, and for which $3,711 was repaid.
(2)	In addition to the equity ownership, a controlled subsidiary of the Company has a loan due from an affiliate of Medallion Motorsports, LLC in the amount of $5,158, $126 of which was advanced during 2016.
(3)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,660 as of March 31, 2016, $14 of which was advanced during 2016.
(4)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,244 as of March 31, 2016, $11 of which was advanced during 2016.
(5)	Additionally, the Company has a loan due from WRWP LLC in the amount of $2,329 as of March 31, 2016, $18 of which was advanced during 2016.
(6)	Additionally, the Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, INC in the amount of $2,285 as of March 31, 2016, $12 of which was advanced during 2016.
(7)	Additionally, the Company has a loan due from Northern Technologies LLC in the amount of $3,506 as of March 31, 2016, all of which was advanced during 2016.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					391	77%	3.72%	$25,051	$213,374	$213,356	$213,278
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$903	$903	$903
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350	$351
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,376	$3,376	$3,374
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$542	$542	$542
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210	$211
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,046	$2,046	$2,045
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,760	$1,760	$1,763
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,754	$1,754	$1,755
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,753	$1,753	$1,754
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,752	$1,752	$1,753
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,752	$1,752	$1,753
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$361	$361	$361
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140	$141
	Hamilton Transit LLC ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,505
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Christian Cab Corp	Term Loan	11/27/12	11/27/18	1	1%	3.75%		$1,490	$1,490	$1,490
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,467	$1,467	$1,466
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,446	$1,446	$1,445
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,424	$1,424	$1,425
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,424	$1,424	$1,424
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
Various New York && ##	2.75% to 10.00%	Term Loan	03/23/01 to 12/28/15	01/03/16 to 09/10/23	361	62%	3.78%	$25,051	$171,351	$171,333	$171,243
Chicago					112	14%	4.87%	$4,656	$39,412	$39,406	$39,260
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	02/24/18	1	1%	5.00%		$1,517	$1,517	$1,516
Various Chicago && ##	3.25% to 12.00%	Term Loan	01/22/10 to 12/22/15	10/19/15 to 12/22/20	111	14%	4.87%	$4,656	$37,895	$37,889	$37,744
Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 12/10/15	02/14/16 to 05/14/25	115	9%	5.26%	$1,749	$24,585	$24,585	$24,654
Boston					56	9%	4.63%	$3,268	$26,471	$26,436	$25,883
	Chiso Trans Inc &	Term Loan	11/26/13	11/07/16	1	*	4.25%		$819	$819	$820
	Chiso Trans Inc &	Term Loan	04/20/12	04/20/18	1	*	5.50%		$581	$581	$581
Various Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 09/29/15	12/07/15 to 11/06/25	54	9%	4.62%	$3,268	$25,071	$25,036	$24,482
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/22/16 to 01/26/20	14	2%	4.64%	$2,414	$6,624	$6,607	$4,287
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 07/30/15	07/01/15 to 09/01/23	11	0%	7.27%	$320	$1,045	$1,043	$1,046

Total medallion loans ($238,103 pledged as collateral under borrowing arrangements)					699	111%	4.09%	$37,458	$311,511	$311,433	$308,408

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

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 4%, and our commercial loan portfolio at a compound annual growth rate of 4% (8% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,698,000,000 as of March 31, 2016, and $1,655,000,000 and $1,500,000,000 as of December 31, 2015 and March 31, 2015, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

We also provide debt, mezzanine, and equity investment capital to companies in a variety of industries, consistent with our investment objectives. These investments may be venture capital style investments which may not be fully collateralized. Medallion Capital’s investments are typically in the form of secured debt instruments with fixed interest rates accompanied by an equity stake or warrants to purchase an equity interest for a nominal exercise price (such warrants are included in equity investments on the consolidated balance sheets). Interest income is earned on the debt instruments.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $492,567,000 as of March 31, 2016. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank fair value analysis, and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of and $15,500,000 was thereby recorded in 2015 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the year ended December 31, 2015.

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

	March 31, 2016		December 31, 2015		March 31, 2015
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	3.77%	$211,466	3.72%	$213,356	3.61%	$211,594
Chicago	4.84	39,099	4.87	39,406	5.09	40,349
Boston	4.65	26,291	4.63	26,436	4.67	26,840
Newark	5.25	24,320	5.26	24,585	5.26	24,791
Cambridge	4.64	6,587	4.64	6,607	4.63	6,692
Other	7.28	1,022	7.27	1,043	6.57	795

Total medallion loans	4.12	308,785	4.09	311,433	4.05	311,061

Deferred loan acquisition costs		364		413		403
Unrealized depreciation on loans		(5,797)		(3,438)		(159)

Net medallion loans		$303,352		$308,408		$311,305

Commercial loans
Secured mezzanine	13.52%	$72,946	13.59%	$67,849	13.09%	$58,734
Asset based	5.81	2,924	5.82	3,750	5.71	3,448
Other secured commercial	10.28	8,638	10.68	12,622	10.61	13,918

Total commercial loans	12.92	84,508	12.80	84,221	12.30	76,100

Deferred loan acquisition income		(71)		(87)		(106)
Unrealized depreciation on loans		(1,718)		(2,239)		(2,435)

Net commercial loans		$82,719		$81,895		$73,559

Investment in Medallion Bank and other controlled subsidiaries, net	11.18%	$143,167	12.74%	$141,273	13.39%	$126,958
Unrealized appreciation on subsidiary investments		25,060		18,640		1,900

Investment in Medallion Bank and other controlled subsidiaries		$168,227		$159,913		$128,858

Equity investments	0.58%	$4,576	0.72%	$4,277	0.69%	$6,217

Unrealized appreciation on equities		2,587		2,582		1,383

Net equity investments		$7,163		$6,859		$7,600

Investment securities	0.66%	$69,594	0.35%	$49,902	—%	$—

Unrealized depreciation on investment securities		(53)		(18)		—

Net investment securities		$69,541		$49,884		$—

Investments at cost (2)	6.57%	$610,630	7.06%	$591,106	7.50%	$520,336

Deferred loan acquisition costs		292		326		297
Unrealized appreciation on controlled subsidiaries, equity investments, and investment securities		27,594		21,204		3,283
Unrealized depreciation on loans		(7,515)		(5,677)		(2,594)

Net investments		$631,002		$606,959		$521,322

Medallion Bank investments
Consumer loans	13.99%	$652,342	14.06%	$626,132	14.58%	$494,933
Medallion loans	3.85	335,838	3.84	338,285	3.82	359,545
Commercial loans	5.16	44,167	5.23	44,634	4.63	41,550
Investment securities	2.21	38,149	2.30	35,713	2.52	29,121

Medallion Bank investments at cost (2)	10.02	1,070,496	9.97	1,044,764	9.57	925,149

Deferred loan acquisition costs		11,549		11,400		9,923
Unrealized depreciation on investment securities		237		(501)		297
Premiums paid on purchased securities		285		311		254
Unrealized depreciation on loans		(28,043)		(24,081)		(18,134)

Medallion Bank net investments		$1,054,524		$1,031,893		$917,489

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.13%, 9.03%, and 8.38% at March 31, 2016, December 31, 2015, and March 31, 2015.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net investments at beginning of period	$606,959	$527,601
Investments originated (1)	78,984	17,198
Repayments of investments (1)	(61,340)	(17,128)
Net cash received on disposition of other controlled subsidiaries	—	(11,969)
Net realized gains (losses) on investments	(188)	7,899
Net increase in unrealized appreciation (depreciation) (2)	6,582	(2,296)
Amortization of origination (costs) fees	5	17

Net increase (decrease) in investments	24,043	(6,279)

Net investments at end of period	$631,002	$521,322

(1)	Includes refinancings.
(2)	Excludes net unrealized depreciation of $1,585 and $3,439 for the quarters ended March 31, 2016 and 2015, related to investments other than securities and other assets.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at March 31, 2016 was 6.57% (6.01% for the loan portfolio), a decrease of 49 basis points from 7.06% at December 31, 2015, and a decrease of 93 basis points from 7.50% at March 31, 2015. The weighted average yield of the total managed portfolio at March 31, 2016 was 8.53% (9.13% for the loan portfolio), remained unchanged from December 31, 2015, and an increase of 15 basis points from 8.38% at March 31, 2015. The increase in 2016 primarily reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 48% of the net portfolio of $631,002,000 at March 31, 2016, compared to 51% of the net portfolio of $606,959,000 at December 31, 2015, and 60% of $521,322,000 at March 31, 2015. Our managed medallion loans of $630,030,000 comprised 41% of the net managed portfolio of $1,545,892,000 at March 31, 2016, compared to 43% of the net managed portfolio of $1,501,555,000 at December 31, 2015, and 51% of $1,313,574,000 at March 31, 2015. The medallion loan portfolio decreased by $5,056,000 or 2% in 2016 (a decrease of $10,874,000 or 2% on a managed basis), primarily reflecting portfolio depreciation and intentional portfolio shrinkage. Total medallion loans serviced for third parties were $25,062,000, $26,959,000, and $27,485,000 at March 31, 2016, December 31, 2015, and March 31, 2015.

The weighted average yield of the medallion loan portfolio at March 31, 2016 was 4.12%, an increase of 3 basis points from 4.09% at December 31, 2015, and an increase of 7 basis points from 4.05% at March 31, 2015. The weighted average yield of the managed medallion loan portfolio at March 31, 2016 was 3.98%, an increase of 2 basis points from 3.96% at December 31, 2015, and an increase of 5 basis points from 3.93% at March 31, 2015. The increase in yield primarily reflected the repricing of the existing portfolio to current market interest rates. At March 31, 2016, 32% of the medallion loan portfolio represented loans outside New York, compared to 31% and 32% at December 31, 2015 and March 31, 2015. At March 31, 2016, 26% of the managed medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2015 and unchanged from March 31, 2015. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 13%, 14%, and 14% of the net investment portfolio as of March 31, 2016, December 31,

2015, and March 31, 2015, and were 8%, 8%, and 9% on a managed basis. Commercial loans increased by $824,000 or 1% during the quarter ended March 31, 2016 (increased $375,000 or less than 1% on a managed basis). Net commercial loans serviced by third parties were $3,422,000 at March 31, 2016, $3,419,000 at December 31, 2015, and $149,000 at March 31, 2015.

The weighted average yield of the commercial loan portfolio at March 31, 2016 was 12.92%, an increase of 12 basis points from 12.80% at December 31, 2015, an increase of 62 basis points from 12.30% at March 31, 2015. The weighted average yield of the managed commercial loan portfolio at March 31, 2016 was 10.26%, an increase of 8 basis points from 10.18% at December 31, 2015, and an increase of 67 basis points from 9.59% at March 31, 2015. The increases primarily reflect changes in the portfolio mix and changes in the rates earned. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At March 31, 2016, variable-rate loans represented approximately 8% of the commercial portfolio, compared to 9% and 5% at December 31, 2015 and March 31, 2015, and were 37%, 38%, and 35% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 42%, 41%, and 37% of the managed net investment portfolio as of March 31, 2016, December 31, 2015, and March 31, 2015.

The consumer loans increased by $26,210,000 or 4.19% during the quarter ended March 31, 2016.

Medallion Bank originates fixed rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers and home improvements located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 13.99% at March 31, 2016, and decrease of 7 basis points from 14.06% at December 31, 2015, and a decrease of 59 basis points from 14.58% at March 31, 2015. The decreases in yield primarily reflect changes in the mix of the portfolio due to higher quality loans with lower rates.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$29,260	7.4%	$11,880	3.0%	$1,743	0.5%

Commercial loans
Secured mezzanine	1,390	0.4	1,390	0.4	1,390	0.3
Asset-based	—	0.0	—	0.0	303	0.1
Other secured commercial	876	0.2	945	0.2	377	0.1

Total commercial loans	2,266	0.6	2,335	0.6	2,070	0.5

Total loans 90 days or more past due	$31,526	8.0%	$14,215	3.6%	$3,813	1.0%

Total Medallion Bank loans	$30,217	2.9%	$17,154	1.7%	$3,144	0.4%

Total managed loans 90 days or more past due	$61,743	4.3%	$31,369	2.2%	$6,957	0.5%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At March 31, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in

September 2014. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(236)	(4,425)	(4,661)

Net other receivables	354	6,637	6,991
Total net outstanding	354	6,637	6,991

Income foregone in 2016	—	—	—
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

In general, collection efforts since the establishment of our collection department have contributed to better management in delinquencies of medallion and other secured commercial loans. The recent increases in medallion delinquencies reflected our borrowers experiencing declining cash flows due to competitive internet ride hailing services and decreases in medallion values putting stress on certain of our borrowers, all of whom we continue to work with. We have vigorously pursued strategies to offset these declines which have included adding personnel to the collection staff, receiving principal reductions as loans renew and requiring additional collateral so as to offer temporary solutions until cash flows improves. Additionally, we have had some success in assisting delinquent customers in selling their medallions to new owners putting a reasonable amount of cash equity into the sale so as to reduce our exposure in the collateral. This in turn has improved the overall cash flow to debt service ratio. Secured mezzanine delinquencies have not changed since the prior quarter. Commercial loans have declined due to recent collection efforts. Medallion Bank delinquencies increased due to a weaker portfolio performance attributed to the increase in medallion loan delinquencies being managed as described above.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments, for the 2016 and 2015 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2015	($3,438)	($2,239)	$18,640	$2,582	($18)	$28,956	$44,483
Net change in unrealized
Appreciation on investments	—	—	6,115	(7)	—	(1,585)	4,523
Depreciation on investments	(2,359)	173	305	12	(47)	—	(1,916)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	12	—	12
Losses on investments	—	348	—	—	—	—	348
Other	—	—	—	—	—	—	—

Balance March 31, 2016	($5,797)	($1,718)	$25,060	$2,587	(53)	$27,371	$47,450

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$—	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	1,087	(244)	—	(3,439)	(2,596)
Depreciation on investments	(159)	514	(76)	19	—	—	298
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	—	—	—	(4,809)
Losses on investments	—	—	—	—	—	—	—

Balance March 31, 2015	($159)	($2,435)	$1,900	$1,383	$—	$35,206	$35,895

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Total loans
Medallion loans	$303,352	$308,408	$311,305
Commercial loans	82,719	81,895	73,559

Total loans	386,071	390,303	384,864
Investment in Medallion Bank and other controlled subsidiaries	168,227	159,913	128,858
Equity investments (1)	7,163	6,859	7,600
Investment securities	69,541	49,884	—

Net investments	$631,002	$606,959	$521,322

Net investments at Medallion Bank and other controlled subsidiaries	$1,054,524	$1,031,893	$917,489
Managed net investments	$1,545,892	$1,501,555	$1,313,574

Unrealized appreciation (depreciation) on investments
Medallion loans	($5,797)	($3,438)	($159)
Commercial loans	(1,718)	(2,239)	(2,435)

Total loans	(7,515)	(5,677)	(2,594)
Investment in Medallion Bank and other controlled subsidiaries	25,060	18,640	1,900
Equity investments	2,587	2,582	1,383
Investment securities	(53)	(18)	—

Total unrealized appreciation on investments	$20,079	$15,527	$689

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($27,807)	($24,582)	($17,837)
Managed total unrealized depreciation on investments	($7,728)	($9,055)	($17,148)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(1.88%)	(1.10%)	(0.05%)
Commercial loans	(2.03)	(2.66)	(3.20)
Total loans	(1.91)	(1.43)	(0.67)
Investment in Medallion Bank and other controlled subsidiaries	17.50	13.19	1.50
Equity investments	56.49	60.39	22.24
Investment securities	(0.08)	(0.04)	—
Net investments	3.29	2.63	0.13

Net investments at Medallion Bank and other controlled subsidiaries	(2.60%)	(2.35%)	(1.93%)
Managed net investments	(0.50%)	(0.60%)	(1.30%)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the quarters ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Dollars in thousands)	2016	2015
Realized gains (losses) on loans and equity investments
Medallion loans	$—	$—
Commercial loans	(390)	2

Total loans	(390)	2
Investment in Medallion Bank and other controlled subsidiaries	165	7,663
Equity investments	3	234
Investment securities	34	—

Total realized gains (losses) on loans and equity investments	($188)	$7,899

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	($2,913)	($2,101)

Total managed realized losses on loans and equity investments	($3,101)	$5,798

Realized gains (losses) as a % of average balances outstanding
Medallion loans	—%	—%
Commercial loans	(1.81)	0.01
Total loans	(0.40)	0.00
Investment in Medallion Bank and other controlled subsidiaries	0.46	23.71
Equity investments	0.29	15.32
Investment securities	0.34	—
Net investments	(0.13)	6.12

Net investments at Medallion Bank and other controlled subsidiaries	(1.11%)	(0.93%)
Managed net investments	(0.83%)	1.79%

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($7)	($168)
Unrealized depreciation	(2,239)	298
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	8,468	2,383
Realized gains	12	(4,809)
Realized losses	348	—
Net unrealized losses on investments other than securities and other assets	(1,585)	(3,439)

Total	$4,997	($5,735)

Net realized gains (losses) on investments
Realized gains	$34	$4,809
Realized losses	(348)	—
Other gains	164	3,088
Direct recoveries (charge offs)	(38)	2
Realized gains on investments other than securities and other assets	—	—

Total	($188)	$7,899

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 27%, 26%, and 25% of our total portfolio at March 31, 2016, December 31, 2015, and March 31, 2015. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $8,000,000 in 2015. Separately, Medallion Bank declared dividends to us of $3,000,000 and $5,000,000 in the 2016 and 2015 first quarters. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at March 31, 2016, December 31, 2015, and March 31, 2015. Equity investments were less than 1%, less than 1%, and 1% of our total managed portfolio at March 31, 2016, December 31, 2015, and March 31, 2015. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 11%, 8%, and 0% of our total portfolio at March 31, 2016, December 31, 2015, and March 31, 2015. Investment securities were 7%, 6%, and 2% of our total managed portfolio at March 31, 2016, December 31, 2015, and March 31, 2015. The investment securities are primarily United States Treasury bills and adjustable-rate mortgage-backed securities purchased by us and Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the quarters ended March 31, 2016 and 2015. Our average balances increased reflecting the recent equity offering and Medallion Bank’s average balances increased, reflecting the strong growth in the consumer loan portfolio. The decrease in borrowing costs primarily reflected the repricing of term borrowings, and Medallion Bank’s increased reflecting a lengthening of their maturity profile.

	Three Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2016
Revolving lines of credit	$701	$130,585	2.16%
Notes payable to banks	809	119,658	2.72
SBA debentures	727	76,243	3.84
Preferred securities	220	33,000	2.68
Margin loans	74	20,039	1.48

Total	$2,531	$379,525	2.68

Medallion Bank borrowings	2,746	913,143	1.21

Total managed borrowings	$5,277	$1,292,668	1.64

March 31, 2015
Revolving lines of credit	$578	$121,585	1.93%
Notes payable to banks	772	121,073	2.58
SBA debentures	666	67,624	4.00
Preferred securities	196	33,000	2.41

Total	$2,212	$343,282	2.61

Medallion Bank borrowings	2,027	799,469	1.03

Total managed borrowings	$4,239	$1,142,751	1.50

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act, or SBIA, and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2016 and 2015, short-term adjustable rate debt constituted 75% and 68% of total debt, and was 24% and 21% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. Our analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from nonfinancial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the year ended December 31, 2015. See Note 3 for additional information about Medallion Bank.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Statement of operations
Investment income	$8,986	$11,831
Interest expense	2,531	2,212

Net interest income	6,455	9,619
Noninterest income	40	56
Operating expenses	4,456	4,771

Net investment income before income taxes	2,039	4,904
Income tax (provision) benefit	—	—

Net investment income after income taxes	2,039	4,904
Net realized gains (losses) on investments	(188)	7,899
Net change in unrealized appreciation (depreciation) on Medallion Bank and other controlled subsidiaries (1)	8,468	(2,426)
Net change in unrealized depreciation on investments other than securities	(1,585)	(3,439)
Net change in unrealized appreciation (depreciation) on investments (1)	(1,886)	130

Net increase in net assets resulting from operations	$6,848	$7,068

Per share data
Net investment income	$0.08	$0.20
Income tax (provision) benefit	—	—
Net realized gains (losses) on investments	(0.01)	0.32
Net change in unrealized appreciation (depreciation) on investments (1)	0.21	(0.23)

Net increase in net assets resulting from operations	$0.28	$0.29

Distributions declared per share	$0.25	$0.25

Weighted average common shares outstanding
Basic	24,175,554	24,446,419
Diluted	24,231,344	24,542,727

Balance sheet data	March 31, 2016	December 31, 2015
Net investments	$631,002	$606,959
Total assets	708,138	689,050
Total funds borrowed	418,681	404,540
Total liabilities	429,065	410,962
Total shareholders’ equity	279,073	278,088

Managed balance sheet data (2)
Net investments	$1,545,282	$1,501,555
Total assets	1,675,608	1,631,118
Total funds borrowed	1,347,865	1,313,436
Total liabilities	1,396,535	1,353,030

	Three Months Ended March 31,
	2016	2015
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	1.20%	3.15%
Net increase in net assets resulting from operations	4.05	4.54
Return on average equity (ROE) (4)
Net investment income after taxes	2.94	7.17
Net increase in net assets resulting from operations	9.86	10.33

Weighted average yield	6.03%	9.15%
Weighted average cost of funds	1.70	1.71

Net interest margin (5)	4.33	7.44

Noninterest income ratio (6)	0.03%	0.04%
Total expense ratio (7)	4.69	5.40
Operating expense ratio (8)	2.99	3.69

As a percentage of net investment portfolio	March 31, 2016	December 31, 2015
Medallion loans	48%	51%
Commercial loans	13	14
Investment in Medallion Bank and other controlled subsidiaries	27	26
Equity investments	1	1
Investment securities	11	8

Investments to assets (9)	89%	88%
Equity to assets (10)	39	40
Debt to equity (11)	150	145

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $0 and $266 in the quarters ended March 31, 2016 and 2015, and also included dividends from Medallion Bank and other controlled subsidiaries of $3,000 and $5,889 in the respective periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.75% and 7.20% for the quarters ended March 31, 2016 and 2015.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2016 First Quarter compared to the 2015 First Quarter

Net increase in net assets resulting from operations was $6,848,000 or $0.28 per diluted common share in the 2016 first quarter, down $220,000 or 3% from $7,068,000 or $0.29 per share in the 2015 first quarter, primarily reflecting higher net realized/unrealized gains and lower operating expenses offset by lower net interest income and lower noninterest income. Net investment income after income taxes was $2,039,000 or $0.08 per share in the 2016 quarter, down $2,865,000 or 58% from $4,904,000 or $0.20 per share in the 2015 quarter.

Investment income was $8,986,000 in the 2016 first quarter, down $2,845,000 or 24% from $11,831,000 a year ago, and included $618,000 of interest reversals related to nonaccrual loans in 2016, compared to $384,000 in 2015, and $0 from interest recoveries and bonuses on certain investments in 2016, compared to $266,000 in 2015. Also included in the 2016 and 2015 quarters were $3,000,000 and $5,889,000 in dividends from Medallion Bank and other controlled subsidiaries. Excluding those items, investment income increased $76,000 or 1%, primarily reflecting higher interest income from certain investments and, repricing of the portfolios to higher current market interest rates. The yield on the investment portfolio was 6.03% in the 2016 quarter, down 34% from 9.15% in the 2015 quarter. Excluding the extra interest and dividends, the 2016 yield was down 8% to 4.02% from 4.39% in 2015, reflecting changes in the portfolio mix. Average investments outstanding were $598,998,000 in 2016, up 14% from $524,386,000 a year ago, primarily reflecting portfolio growth, offset by loan participations sold and loan payments received.

Medallion loans were $303,352,000 at quarter end, down $7,953,000 from $311,305,000 a year ago, representing 48% of the investment portfolio, compared to 60% a year ago, and were yielding 4.12% compared to 4.05% a year ago, an increase of 2%, reflecting the repricing of the existing portfolio to higher current market interest rates. Outstandings were relatively unchanged in all markets, reflecting stabilization of lending activities across the medallion marketplace. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $655,092,000 at quarter end, down $42,005,000 or 6% from $697,097,000 a year ago, reflecting the above, and a reduction in the New York market. The commercial loan portfolio was $82,719,000 at quarter end, compared to $73,559,000 a year ago, an increase of $9,160,000 or 12%, and represented 13% of the investment portfolio compared to 14% a year ago. The increase primarily reflected growth in the high-yield mezzanine portfolio. Commercial loans yielded 12.92% at quarter end, up 5% from 12.30% a year ago, reflecting the change in portfolio mix and higher yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $122,835,000 at quarter end, up $9,084,000 or 8% from $113,751,000 a year ago, primarily reflecting the changes described above, and further decreases in the asset-based loan portfolio at Medallion Bank. Approximately $11,652,000 of managed asset-based loans ($6,991,000 after valuation adjustments) has been reclassified to other assets awaiting the outcome of legal proceeding as described further on page 45. Investments in Medallion Bank and other controlled subsidiaries were $168,227,000 at quarter end, up $39,369,000 or 31% from $128,858,000 a year ago, primarily reflecting net appreciation, our equity in the earnings of Medallion Bank and other portfolio company investments, capital contributions made, and portfolio sales, and which represented 27% of the investment portfolio, compared to 25% a year ago, and which yielded 11.18% at quarter end, compared to 13.39% a year ago, primarily reflecting the lower dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $7,163,000 at quarter end, down $437,000 or 6% from $7,600,000 a year ago, primarily reflecting decreased equity investment and portfolio appreciation, and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 0.58%, compared to 0.69% a year ago. Investment securities were $69,541,000 at quarter end compared to zero a year ago and represented 11% of the investment portfolio and had a yield of 0.66%. See page 43 for a table that shows balances and yields by type of investment.

Interest expense was $2,531,000 in the 2016 first quarter, up $319,000 or 14% from $2,212,000 in the 2015 first quarter. The increase in interest expense was primarily due to increased borrowing levels and higher borrowing costs. The cost of borrowed funds was 2.68% in 2016, compared to 2.61% a year ago, an increase of 3%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $379,525,000 for the 2016 quarter, compared to $343,282,000 a year ago, an increase of 11%, primarily reflecting increased borrowings required to fund portfolio growth and investment activity. See page 50 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $6,455,000 and the net interest margin was 4.33% for the 2016 quarter, down $3,164,000 or 33% from $9,619,000 a year ago, which represented a net interest margin of 7.44%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $40,000 in the 2016 quarter, down $16,000 or 29% from $56,000 a year ago, primarily reflecting lower management fee income, servicing and other fees generated from the portfolio base at Medallion Bank, and late charges, partially offset by higher prepayment fees.

Operating expenses were $4,456,000 in the 2016 first quarter, down $315,000 or 7% from $4,771,000 in the 2015 first quarter. Salaries and benefits expense was $3,109,000 in the 2016 quarter, down $234,000 or 7% from $3,343,000 in the 2015 quarter, primarily due to lower salary costs in the current quarter offset by higher bonuses and incentive fees accrued. Professional fees were $435,000 in 2016, up $23,000 or 6% from $412,000 a year ago, primarily reflecting higher legal expenses for a variety of corporate and investment-related matters. Occupancy expense was $203,000 in the quarter, down $27,000 or 12% from $230,000 in 2015, primarily due to discontinuing one of our leases since the first quarter in 2015. Other operating expenses of $709,000 in 2016 were down $77,000 or 10% from $786,000 a year ago, primarily reflecting lower computer, loan collection expenses and directors’ fees, partially offset by higher miscellaneous taxes.

Income tax expense was $0 in both the 2016 and 2015 first quarters.

Net change in unrealized appreciation on investments was appreciation of $4,997,000 in the 2016 first quarter, compared to depreciation of $5,735,000 in the 2015 first quarter, an increase in appreciation of $10,732,000. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $3,471,000 in 2016, compared to $3,309,000 in 2015, resulting increased depreciation of $162,000. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2016 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $8,468,000, partially offset by net depreciation on investment other than securities of $1,585,000, partially offset by unrealized depreciation on loans of $1,838,000, and net depreciation on investment securities and equity investments of $48,000. The 2015 activity resulted from net depreciation on investment other than securities of $3,439,000, net depreciation on Medallion Bank and other controlled subsidiaries of $2,426,000, and net unrealized depreciation on equity investments of $225,000, partially offset by unrealized appreciation on loans of $355,000. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $3,000,000 and $5,889,000 in the 2016 and 2015 first quarters.

Our net realized losses on investments were $188,000 in the 2016 quarter, compared to gains of $7,899,000 in the 2015 quarter, a decrease in realized gains of $8,087,000 in the quarter. The 2016 activity reflected $386,000 of realized losses on loans, offset by $164,000 of other gains and $34,000 of gains from the sale of investment securities. The 2015 activity reflected reversals of $4,809,000 of unrealized appreciation related to sales of other controlled subsidiaries, $2,854,000 of other gains from the other controlled subsidiaries sales, other gains on equity investments of $234,000, and net direct recoveries of loans of $2,000.

Our net realized/unrealized gains on investments were $5,209,000 in the 2016 first quarter, compared to $2,164,000 in the 2015 first quarter, an increase of $3,045,000 in net gains in 2016, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $77,485,000 with a weighted average interest rate of 3.69%, constituting 19% of our total indebtedness as of March 31, 2016. Also, as of March 31, 2016, portions of the adjustable rate debt with banks repriced at intervals of as long as two months, and certain of the certificates of deposit were for terms of up to 51 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2016, compared to the respective positions at the end of 2015 and 2014. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2016 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$2,924	$—	$—	$—	$—	$—	$—	$2,924
Adjustable rate	8,116	3,599	—	—	—	—	—	11,715
Fixed-rate	230,817	114,482	48,704	23,088	16,025	3,898	11,234	448,248
Cash	30,685	—	—	—	—	—	—	30,685

Total earning assets	$272,542	$118,081	$48,704	$23,088	$16,025	$3,898	$11,234	$493,572

Interest bearing liabilities
Revolving lines of credit	$130,634	$—	$—	$—	$—	$—	$—	$130,634
Notes payable to banks	114,858	94	37	—	40	—	—	115,029
SBA debentures	—	—	3,000	—	15,985	—	58,500	77,485
Preferred securities	33,000	—	—	—	—	—	—	33,000
Margin loans	62,533	—	—	—	—	—	—	62,533

Total liabilities	$341,025	$94	$3,037	$—	$16,025	$—	$58,500	$418,681

Interest rate gap	($68,483)	$117,987	$45,667	$23,088	$—	$3,898	($47,266)	$74,891

Cumulative interest rate gap (2)	($68,483)	$49,504	$95,171	$118,259	$118,259	$122,157	$74,891	—

December 31, 2015 (2)	($114,848)	$19,834	$86,273	$102,726	$125,935	$114,139	$71,928	—
December 31, 2014 (2)	($160,108)	($47,283)	$73,765	$108,360	$124,790	$131,736	$84,006	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (14%), (24%), and (37%), as of March 31, 2016 and December 31, 2015 and 2014, and was (12%), (14%), and (19%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($7,453) or (2%) for March 31, 2016, compared to ($43,838) or (9%) and ($53,066) or (12%) for December 31, 2015 and 2014, and was ($67,226) or (4%), ($77,488) or (5%), and ($28,650) or (2%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $493,572,000 and interest rate sensitive liabilities were $418,681,000 at March 31, 2016. The one-year cumulative interest rate gap was a negative $68,483,000 or 14% of interest rate sensitive assets, compared to a negative $114,848,000 or 24% at December 31, 2015 and $160,108,000 or 37% at December 31, 2014. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $7,453,000 or 2% at March 31, 2016. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,588,615,000 and interest rate sensitive liabilities were $1,347,866,000 at March 31, 2016. The one year cumulative interest rate gap was a negative $188,276,000 or 12% of interest rate sensitive assets, compared to a negative $220,686,000 or 14% and $257,578,000 or 19% at December 31, 2015 and 2014. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $67,226,000 or 4% at March 31, 2016.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $170,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2018. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 and $0 for the quarters ended March 31, 2016 and 2015, and all are carried at $0 on the balance sheet at March 31, 2016.

Liquidity and Capital Resources

Our sources of liquidity are the revolving lines of credit with DZ Bank and with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, and participations or sales of loans to third parties. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. Trust III’s $135,000,000 revolving line of credit with DZ Bank had $4,367,000 of availability, $17,035,000 was available under revolving credit agreements with commercial banks, and there were $10,000,000 of unfunded commitments from the SBA.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $10,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $15,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at March 31, 2016. See Note 4 to the consolidated financial statements on page 16 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$130,634	31%	2.12%
Notes payable to banks	115,029	27	2.66
SBA debentures	77,485	19	3.69
Margin loans	62,533	15	1.43
Preferred securities	33,000	8	2.76

Total outstanding debt	$418,681	100%	2.51

Deposits and other borrowings at Medallion Bank	929,184	—	1.07%
Total outstanding debt, including Medallion Bank	$1,347,865	—	1.51

(1)	Weighted average contractual rate as of March 31, 2016.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2016.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$130,634	$—	$—	$—	$—	$—	$130,634
Notes payable to banks	114,858	94	37	—	40	—	115,029
SBA debentures	—	—	3,000	—	15,985	58,500	77,485
Margin loans	62,533	—	—	—	—	—	62,533
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$308,025	$94	$3,037	$—	$16,025	$91,500	$418,681

Deposits and other borrowings at Medallion Bank	421,078	273,494	164,220	62,305	8,087	—	929,184

Total, including Medallion Bank	$729,103	$273,588	$167,257	$62,305	$24,112	$91,500	$1,347,865

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of March 31, 2016 by $573,000 on an annualized basis, compared to a positive impact of $692,000 at December 31, 2015, and the impact of such an immediate increase of 1% over a one year period would have been ($2,036,000) at March 31, 2016, compared to ($1,855,000) at December 31, 2015. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2016. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	MBC	FSVC	MB	3/31/2016 Total	12/31/2015
Cash	$11,022 (1)	$13,171 (2)	$4,021	$1,193	$1,278	$—	$30,685	$30,912
Bank loans	100,354	31,462	—	—	249	—	132,065	133,997
Amounts undisbursed	9,035 (3)	8,000	—	—	—	—	17,035	11,568
Amounts outstanding	91,319	23,462	—	—	249	—	115,029	122,429
Average interest rate	2.53%	3.15%	—	—	6.53%	—	2.66%	2.60%
Maturity(4)	4/16-11/16	2/16-12/20	—	—	3/16-11/18	—	2/16-12/20	2/16-12/20
Preferred securities	33,000	—	—	—	—	—	33,000	33,000
Average interest rate	2.76%	—	—	—	—	—	2.76%	2.58%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Lines of credit	—	135,000	—	—	—	—	135,000	135,000
Amounts undisbursed	—	4,366	—	—	—	—	4,366	5,482
Amounts outstanding	—	130,634	—	—	—	—	130,633	129,518
Average interest rate	—	2.12%	—	—	—	—	2.12%	2.05%
Maturity	—	12/16	—	—	—	—	12/16	12/16
Margin loan	62,533	—	—	—	—	—	62,533	45,108
Average interest rate	1.43%	—	—	—	—	—	1.43%	1.48%
Maturity	N/A	—	—	—	—	—	N/A	N/A
SBA debentures	—	—	54,000	—	33,485	—	87,485	77,485
Amounts undisbursed	—	—	10,000	—	—	—	10,000	3,000
Amounts outstanding	—	—	44,000	—	33,485	—	77,485	74,485
Average interest rate	—	—	3.52%	—	3.92%	—	3.69%	3.52%
Maturity	—	—	3/21-3/26	—	3/19-9/23	—	3/19-3/26	3/19-3/26

Total cash and amounts remaining undisbursed under credit facilities	$20,057	$25,537	$14,021	$1,193	$1,278	$—	$62,086	$50,962

Total debt outstanding	$186,852	$154,096	$44,000	$—	$33,734	$—	$418,681	$404,540

Including Medallion Bank
Cash	—	—	—	—	—	$24,545	$24,545	$23,094
Deposits and other borrowings	—	—	—	—	—	929,184	929,184	908,896
Average interest rate	—	—	—	—	—	1.07%	1.07%	1.04%
Maturity	—	—	—	—	—	4/16-7/20	4/16-7/20	1/16-12/20

Total cash and amounts remaining undisbursed under credit facilities	$20,057	$25,537	$14,021	$1,193	$1,278	$24,546	$86,632	$74,056

Total debt outstanding	$186,852	$154,096	$44,000	$—	$33,734	$929,184	$1,347,865	$1,313,436

(1)	$7,833 is pledged to a lender of an affiliate.
(2)	$12,125 is included in borrowing base calculation in connection with Trust III’s credit agreement with DZ Bank.
(3)	$2,570 of this availability can be used by MFC.
(4)	During May 2016, a credit line of $17,500 with a maturity date of May 1, 2016 was extended to May 18, 2016 and in April 2016 a credit line of $10,000 with a maturity date of April 30, 2016 was refinanced into an $8,000 demand note, maturing on April 30, 2017.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We have available liquidity of $4,366,000 under our revolving credit agreement with DZ Bank as of March 31, 2016. We also generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09. “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 enhances the reporting model for stock compensation and provides users of financial statements with more decision-useful information. ASU 2016-09 simplifies guidance on several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The update, as amended, is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We do not believe this update will have a material impact on our financial condition.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating under current GAAP. ASU 2016-02 applies to all entities and is effective for fiscal years beginning after December 15, 2018 for public entities with early adoption permitted. We are assessing the impact the update will have on our financial condition and results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this Update is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We do not believe this update will have a material impact on our financial condition.

Common Stock

Our common stock is quoted on NASDAQ under the symbol “TAXI.” Our common stock commenced trading on May 23, 1996. As of May 9, 2016, there were approximately 310 holders of record of our common stock.

On May 9, 2016, the last reported sale price of our common stock was $7.15 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2016	DISTRIBUTIONS DECLARED	HIGH	LOW
First Quarter	$0.25	$9.90	$6.11
2015
Fourth Quarter	$0.25	$8.76	$6.36
Third Quarter	0.25	9.23	6.17
Second Quarter	0.25	11.01	8.35
First Quarter	0.25	10.80	9.06

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through December 31, 2014	576,143	10.21	576,143	14,120,043
January 1 through December 31, 2015	413,193	7.77	413,193	24,398,115
January 1 through March 31, 2016	—	—	—	24,398,115

Total	2,569,951	8.97	2,569,951

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 2016, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2016 and were to conclude 180 days after the commencement of the purchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2016. In addition, based on our evaluation as of March 31, 2016, there have been no changes that occurred during the 2016 three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and our subsidiaries are currently involved in various legal proceedings incidental to the ordinary course of our business, including collection matters with respect to certain loans. We intend to vigorously defend any outstanding claims and pursue our legal rights. In the opinion of our management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Structure

Changes in the taxicab and for-hire vehicle industries have resulted in increased competition and could have a material adverse effect on our business, financial condition and operations.

There have been recent changes in the taxicab and for-hire vehicle industries that have resulted in increased competition in all of our taxi medallion markets. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. According to the Taxi and Limousine Commission, or TLC, between January 2015 and April 2016, approximately 18,500 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to approximately 76,800 as of April 30, 2016, a 32% increase from January 2015.

In addition, the New York State legislature enacted a law on December 21, 2011, which was amended on February 17, 2012, to permit cars for-hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law the TLC has issued approximately 8,200 Street Hail Livery licenses since June 2013, of which approximately 5,700 are active.

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

As of March 31, 2016, 8.9% of our managed medallion loan portfolio and 9.5% of our on-balance sheet was 90 days or more past due, compared to 4.1% and 3.8% at December 31, 2015. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. Increased competition from ridesharing apps and Street Hail Livery licenses has reduced our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions and the value of taxicab medallions. If these trends continue and intensify, there would be a material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure would have a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, over the past 20 years New York City taxicab medallions have appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions in 2014. Over approximately the last year and a half, however, taxicab medallions have declined in value. Since the September 30, 2014 peak valuation, the value of New York City taxicab medallions decreased by approximately 45% for individual medallions and 40% for corporate medallions. As reported by the TLC, individual (owner-driver) medallions sold for approximately $580,000 and corporate medallions sold for approximately $793,000 as of March 31, 2016.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. The Chicago medallions have appreciated in value from $50,000 in 2003 to approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxicab medallions. The medallion sale transactions reported by the City of Chicago during the last six months have been unrepresentative of a liquid market, and have not been considered for valuation purposes.

Decreases in the value of our medallion loan collateral has resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of all of our medallion loans was approximately 82% as of March 31, 2016 and 76% as of December 31, 2015. If taxicab medallion values continue to decline, there would be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral would be diminished, which would result in material losses on defaulted medallion loans which would have a material adverse effect on our business. A substantial decrease in the value of our Chicago medallions purchased out of foreclosure would adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we would realize less than the value at which we had previously recorded such medallions.

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

As of March 31, 2016, we had $418,681,000 of outstanding indebtedness, which had a weighted average borrowing cost of 2.51% at March 31, 2016, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $929,184,000 of outstanding indebtedness at a weighted average borrowing cost of 1.07%.

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

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in investments other than securities on the consolidated balance sheet, are non-qualifying assets. As of March 31, 2016, the percentage of our total assets that were invested in non-qualifying assets were up to 28.9% on an unconsolidated basis and up to 28.5% on a consolidated basis.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. As of March 31, 2016, our largest investment subject to this test was our investment in Medallion Bank, representing 25.1% of our RIC assets, which was reduced to under 25% during April 2016. No other investments were more than 5% of our RIC assets. We will continue to monitor the levels of this and any other investment concentrations in conjunction with the diversification tests.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, market conditions for loans (e.g., values used by other lenders and any active bid/ask market), comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is above its cost basis. As of March 31, 2016, our net unrealized appreciation on investments was $20,079,000 or 3.29% of our investment portfolio, and the appreciation on our investments other than securities and other assets was $27,371,000 or 295% of our investments other than securities.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of March 31, 2016 by approximately $573,000 on an annualized basis, compared to a positive impact of $692,000 at December 31, 2015, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,036,000) at March 31, 2016, compared to ($1,855,000) at December 31, 2015. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of March 31, 2016, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans, which in turn represented 41% of our managed net investment portfolio. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At March 31, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. See page 45 for additional information regarding this matter.

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

Certain investments that we have made in the past and may make in the future include warrants or other equity securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization, or public offering, which would allow us to sell the underlying equity interests

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of March 31, 2016 and December 31, 2015. Filed herewith.

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

Date: May 10, 2016

By:	/s/ Alvin Murstein

Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.