Form 10-Q
period 2016-06-30
MEDALLION FINANCIAL CORP
filed 2016-08-09
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 8, 2016 was 24,301,718.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 4%, and our commercial loan portfolio at a compound annual growth rate of 4% (8% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,760,000,000 as of June 30, 2016, and $1,655,000,000 and $1,549,000,000 as of December 31, 2015 and June 30, 2015, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $261,861,000 or $14.61 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $525,612,000 as of June 30, 2016, well in excess of the $331,580,000 currently on the books of Medallion Bank. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

Our diversified investments in other controlled subsidiaries are comprised of Medallion Fine Art, Inc., Medallion Motorsports, LLC, and LAX Group, LLC. In addition, we make both marketable and nonmarketable equity investments through our subsidiaries.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2016.

Our consolidated balance sheet as of June 30, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and six months ended June 30, 2016 and 2015 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months June 30, 2016 and 2015, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income on investments	$4,541	$4,958	$9,387	$10,226
Dividend income from controlled subsidiaries	—	5,000	3,000	10,890
Interest income from affiliated investments	753	284	1,338	396
Interest income from controlled subsidiaries	151	220	404	423
Medallion lease income	212	362	428	708
Dividend income from affiliated investment	151	—	201	—
Dividends and interest income on short-term investments	28	14	64	26

Total investment income	5,836	10,838	14,822	22,669

Total interest expense(1)	3,368	2,343	5,899	4,555

Net interest income	2,468	8,495	8,923	18,114

Total noninterest income	21	110	61	166

Salaries and benefits	2,668	2,975	5,777	6,318
Professional fees	331	367	766	778
Occupancy expense	205	219	408	449
Other operating expenses (2)	687	714	1,396	1,501

Total operating expenses	3,891	4,275	8,347	9,046

Net investment income (loss) before income taxes(3)	(1,402)	4,330	637	9,234
Income tax (provision) benefit	—	—	—	—

Net investment income (loss) after income taxes	(1,402)	4,330	637	9,234

Net realized gains (losses) on investments(4)	(2,318)	324	(2,506)	8,223

Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	9,840	9,066	18,308	6,640
Net change in unrealized depreciation on investments other than securities	(3,170)	(4,612)	(4,755)	(8,051)
Net change in unrealized appreciation (depreciation) on investments	1,618	(1,022)	(268)	(892)

Net unrealized appreciation (depreciation) on investments	8,288	3,432	13,285	(2,303)

Net realized/unrealized gains on investments	5,970	3,756	10,779	5,920

Net increase in net assets resulting from operations	$4,568	$8,086	$11,416	$15,154

Net increase in net assets resulting from operations per common share
Basic	$0.19	$0.33	$0.47	$0.62
Diluted	0.19	0.33	0.47	0.62

Distributions declared per share	$0.05	$0.25	$0.30	$0.50

Weighted average common shares outstanding
Basic	24,209,556	24,427,972	24,192,555	24,437,144
Diluted	24,265,565	24,502,243	24,248,454	24,522,434

(1)	Average borrowings outstanding were $428,238 and $403,881, and the related average borrowing costs were 3.16% and 2.94% for the 2016 second quarter and six months, and were $346,549, $344,925, 2.71% and 2.66% for the comparable 2015 periods.
(2)	See Note 7 for the components of other operating expenses.
(3)	Includes $382 and $586 of net revenues received from Medallion Bank for the three and six months ended June 30, 2016, and $290 and $436 for the comparable 2015 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.
(4)	There were no net losses on investment securities of affiliated issuers for the three and six months ended June 30, 2016 and 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(Dollars in thousands, except per share data)	June 30, 2016	December 31, 2015
Assets
Medallion loans, at fair value	$297,367	$308,408
Commercial loans, at fair value	59,813	58,051
Commercial loans to affiliated entities, at fair value	23,073	15,496
Commercial loans to controlled subsidiaries, at fair value	5,159	8,348
Investment in Medallion Bank and other controlled subsidiaries, at fair value	180,954	159,913
Equity investments, at fair value	5,407	4,447
Equity investments in affiliated entities, at fair value	3,219	2,412
Investment securities, at fair value	69,990	49,884

Net investments ($305,556 at June 30, 2016 and $290,151 at December 31, 2015 pledged as collateral under borrowing arrangements)	644,982	606,959
Cash and cash equivalents ($7,835 at June 30, 2016 and $7,831 at December 31, 2015 restricted as to use by lender(1))	39,650	30,912
Accrued interest receivable	866	1,003
Fixed assets, net	246	198
Investments other than securities(2)	33,127	37,882
Goodwill, net	5,099	5,099
Other assets, net(3)	6,748	6,997

Total assets	$730,718	$689,050

Liabilities
Accounts payable and accrued expenses	$3,851	$5,120
Accrued interest payable	2,496	1,302
Funds borrowed	446,720	404,540

Total liabilities	453,067	410,962

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized—none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,928,313 shares at June 30, 2016 and 26,936,762 shares at December 31, 2015 issued)	269	269
Treasury stock at cost (2,590,069 shares at June 30, 2016 and December 31, 2015)	(23,396)	(23,396)
Capital in excess of par value	272,653	272,349
Accumulated undistributed net investment loss	(19,979)	(15,617)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	48,104	44,483

Total shareholders’ equity (net assets)	277,651	278,088

Total liabilities and shareholders’ equity	$730,718	$689,050

Number of common shares outstanding	24,338,244	24,346,693
Net asset value per share	$11.41	$11.42

(1)	See Note 2 for additional information.
(2)	See Note 13 for additional information.
(3)	Includes $0 and $3,000 of dividends receivable from Medallion Bank and $1,200 and $0 due from an affiliate of MCI at June 30, 2016 and December 31, 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Net investment income (loss) after income taxes	$(1,402)	$4,330	$637	$9,234
Net realized gains (losses) on investments	(2,318)	324	(2,506)	8,223
Net unrealized appreciation (depreciation) on investments	8,288	3,432	13,285	(2,303)

Net increase in net assets resulting from operations	4,568	8,086	11,416	15,154

Investment income, net	(17)	(4,121)	(52)	(7,896)
Return of capital	(6,054)	(2,064)	(12,105)	(4,242)
Realized gains from investment transactions, net	—	—	—	—

Distributions to shareholders (1)	(6,071)	(6,185)	(12,157)	(12,138)

Capitalized stock issuance costs	—	—	—	—
Treasury stock acquired	—	(1,153)	—	(1,610)
Stock – based compensation expense	81	187	285	577
Exercise of stock options	—	—	19	281

Capital share transactions	81	(966)	304	(752)

Other, distributions not paid on forfeited restricted stock grants	—	32	—	50

Total increase (decrease) in net assets	(1,422)	967	(437)	2,314
Net assets at the beginning of the period	279,073	276,017	278,088	274,670

Net assets at the end of the period(2)	$277,651	$276,984	$277,651	$276,984

Capital share activity
Common stock issued, beginning of period	26,938,648	26,962,610	26,936,762	26,797,499
Exercise of stock options	—	—	2,100	30,449
Issuance (forfeiture) of restricted stock, net	(10,335)	(25,091)	(10,549)	109,571

Common stock issued, end of period	26,928,313	26,937,519	26,928,313	26,937,519

Treasury stock, beginning of period	(2,590,069)	(2,221,876)	(2,590,069)	(2,176,876)
Treasury stock acquired	—	(124,796)	—	(169,796)

Treasury stock, end of period	(2,590,069)	(2,346,672)	(2,590,069)	(2,346,672)

Common stock outstanding	24,338,244	24,590,847	24,338,244	24,590,847

(1)	Distributions declared were $0.05 and $0.30 per share for the 2016 second quarter and six months, and were $0.25 and $0.50 for the comparable 2015 periods.
(2)	Includes $0 and $0 of undistributed net investment income, $0 and $0 of undistributed net realized gains on investments, and $1,161 and $1,045 of capital loss carryforwards at June 30, 2016 and 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$11,416	$15,154
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Investments originated	(310,171)	(36,961)
Proceeds from principal receipts, sales, and maturities of investments	290,421	24,874
Capital returned by Medallion Bank and other controlled subsidiaries, net	(2,733)	(1,455)
Net cash received on disposition of other controlled subsidiaries	—	11,969
Depreciation and amortization	222	210
Accretion of origination fees, net	(5)	(65)
Net change in unrealized depreciation on investments	268	892
Net change in unrealized depreciation on investment other than securities	4,755	8,051
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(18,308)	(6,640)
Net realized (gains) losses on investments	2,506	(8,223)
Stock-based compensation expense	285	577
(Increase) decrease in accrued interest receivable	137	(12)
Decrease in other assets, net	(21)	(556)
Decrease in accounts payable and accrued expenses	(1,226)	(2,180)
Increase (decrease) in accrued interest payable	1,194	(425)

Net cash provided by (used for) operating activities	(21,260)	5,210

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	292,650	43,259
Repayments of funds borrowed	(250,470)	(31,081)
Proceeds from exercise of stock options	19	281
Purchase of treasury stock at cost	—	(1,610)
Payments of declared distributions	(12,201)	(12,138)

Net cash provided by (used for) financing activities	29,998	(1,289)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,738	3,921
Cash and cash equivalents, beginning of period	30,912	47,083

Cash and cash equivalents, end of period	$39,650	$51,004

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$4,541	$4,845
Cash paid during the period for income taxes	—	—

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $150,705,000 at June 30, 2016, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34,879,000 at June 30, 2016, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $33,127,000 on the consolidated balance sheet at June 30, 2016, compared to $37,882,000 and $39,451,000 at December 31, 2015 and June 30, 2015, and are considered non-qualifying assets under the 1940 Act.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits, and includes $1,500,000 related to compensating balance requirements of several regional banking institutions, and $7,835,000 and $7,831,000 pledged to a lender of an affiliate as of June 30, 2016 and December 31, 2015.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 40% and 35% of the investment portfolio at June 30, 2016 and December 31, 2015, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $604,000 and $570,000 at June 30, 2016 and December 31, 2015, and non-marketable securities of $8,022,000 and $6,289,000 in the comparable periods. The $180,954,000 and $159,913,000 related to portfolio investments in controlled subsidiaries at June 30, 2016 and December 31, 2015 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. The Company’s analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $1,600,000 was recorded in the 2016 second quarter. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 46% and 51% of the Company’s investment portfolio at June 30, 2016 and December 31, 2015 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 69% and 69% were in New York City at June 30, 2016 and December 31, 2015. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (14% and 14% at June 30, 2016 and December 31, 2015) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, information, recreation, and various other industries. Approximately 44% of these loans are made primarily in the Midwest and 19% in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 28%, 1%, and 11% at June 30, 2016, and were 26%, 1%, and 8% at December 31, 2015.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 41% and 43% at June 30, 2016 and December 31, 2015 (74% and 74% in New York City), commercial loans were 9% and 8%, and 41% and 41% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 7% and 6% at June 30, 2016 and December 31, 2015, and equity investments (including investments in controlled subsidiaries) were 2% and 2%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2016 and December 31, 2015, net loan origination costs were $245,000 and $326,000. Net (accretion) amortization to income for the three months ended June 30, 2016 and 2015 was ($1,000) and ($48,000), and was ($5,000) and ($65,000) for the comparable six month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At June 30, 2016 and December 31, 2015, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2016 and 2015.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At June 30, 2016, December 31, 2015, and June 30, 2015, total nonaccrual loans were $40,132,000, $16,873,000, and $14,734,000, and represented 10%, 4%, and 4% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the taxi medallion portfolio at June 30, 2016 and December 31, 2015, and were concentrated in the secured mezzanine portfolio at June 30, 2015. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $8,516,000, $8,306,000, and $7,911,000 as of June 30, 2016, December 31, 2015, and June 30, 2015, of which $584,000 and $415,000 would have been recognized in the quarters ended June 30, 2016 and 2015, and $1,080,000 and $788,000 would have been recognized in the comparable six months.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB ASC Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $393,009,000 and $406,460,000 at June 30, 2016 and December 31, 2015, and included $372,896,000 and $382,919,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of June 30, 2016 and December 31, 2015. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $48,104,000, $44,483,000, and $40,861,000 as of June 30, 2016, December 31, 2015, and June 30, 2015. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $1,600,000 was recorded in the 2016 second quarter as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. See Note 3 for additional information about Medallion Bank.

The following tables set forth the changes in the Company’s unrealized appreciation (depreciation) on investments for the 2016 and 2015 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2015	($3,438)	($2,239)	$18,640	$2,582	($18)	$28,956	$44,483
Net change in unrealized
Appreciation on investments	—	—	6,115	(7)	—	(1,585)	4,523
Depreciation on investments	(2,359)	173	305	12	(47)	—	(1,916)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	12	—	12
Losses on investments	—	348	—	—	—	—	348
Other	—	—	—	—	—	—	—

Balance March 31, 2016	(5,797)	(1,718)	25,060	2,587	(53)	27,371	47,450
Net change in unrealized
Appreciation on investments	—	—	2,213	1,538	7	(3,170)	588
Depreciation on investments	(2,758)	245	—	(8)	52	—	(2,469)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	2,346	195	—	—	—	—	2,541
Other	—	—	—	—	(6)	—	(6)

Balance June 30, 2016	($6,209)	($1,278)	$27,273	$4,117	$—	$24,201	$48,104

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$—	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	1,087	(244)	—	(3,439)	(2,596)
Depreciation on investments	(159)	514	(76)	19	—	—	298
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	—	—	—	(4,809)
Losses on investments	—	—	—	—	—	—	—

Balance March 31, 2015	(159)	(2,435)	1,900	1,383	—	35,206	35,895
Net change in unrealized
Appreciation on investments	—	—	10,600	(158)	—	(4,612)	5,830
Depreciation on investments	(324)	(68)	—	(518)	—	(56)	(966)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	—	102	—	—	—	—	102

Balance June 30, 2015	($483)	($2,401)	$12,500	$707	$—	$30,538	$40,861

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$1,546	($158)	$1,539	($326)
Unrealized depreciation	(2,469)	(910)	(4,708)	(612)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	9,840	9,066	18,308	11,449
Realized gains	—	—	12	(4,809)
Realized losses	2,541	102	2,889	102
Net unrealized gains (losses) on investments other than securities and other assets	(3,170)	(4,668)	(4,755)	(8,107)

Total	$8,288	$3,432	$13,285	($2,303)

Net realized gains (losses) on investments
Realized gains	$—	$—	$34	$4,809
Realized losses	(2,541)	(102)	(2,889)	(102)
Other gains	205	495	369	3,583
Direct recoveries (chargeoffs)	18	(69)	(20)	(67)
Realized gains on investments other than securities and other assets	—	—	—	—

Total	($2,318)	$324	($2,506)	$8,223

The following table provides additional information on attributes of the nonperforming loan portfolio as of June 30, 2016, December 31, 2015, and June 30, 2015.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
June 30, 2016
Medallion(3)	$37,034	$37,321	$37,220
Commercial(3)	3,259	9,895	3,279
December 31, 2015
Medallion(3)	$12,973	$13,051	$13,010
Commercial (3)	3,900	10,401	4,293
June 30, 2015
Medallion(3)	$5,500	$5,518	$5,505
Commercial(3)	9,234	15,654	9,419

(1)	As of June 30, 2016, December 31, 2015, and June 30, 2015, $7,439, $5,621, and $2,830 of unrealized depreciation had been recorded as a valuation allowance on these loans.
(2)	Interest income of $206 and $305 was recognized in the three and six months ended June 30, 2016, compared to $61 and $134 for the comparable 2015 periods on these loans.
(3)	Included in the unpaid principal balance is unearned paid in-kind interest on nonaccrual loans of $6,923, $6,579, and $6,438 which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10 as of June 30, 2016, December 31, 2015, and June 30, 2015.

The following tables show the aging of medallion and commercial loans as of June 30, 2016 and December 31, 2015.

June 30, 2016	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31—60	61—90	91 +	Total	Current	Total
Medallion loans	$14,519	$22,940	$41,019	$78,478	$224,754	$303,232	$4,700

Commercial loans
Secured mezzanine	—	—	1,390	1,390	76,271	77,661	—
Asset-based receivable	—	—	—	—	3,229	3,229	—
Other secured commercial	481	—	281	762	7,770	8,532	—

Total commercial loans	481	—	1,671	2,152	87,270	89,422	—

Total	$15,000	$22,940	$42,690	$80,630	$312,024	$392,654	$4,700

December 31, 2015	Days Past Due						Recorded Investment > 90 Days and Accruing
(Dollars in thousands)	31—60	61—90	91 +	Total	Current	Total
Medallion loans	$17,354	$10,224	$11,880	$39,458	$271,975	$311,433	$—

Commercial loans
Secured mezzanine	—	—	1,390	1,390	66,459	67,849	—
Asset-based receivable	—	—	—	—	3,750	3,750	—
Other secured commercial	202	92	945	1,239	11,383	12,622	—

Total commercial loans	202	92	2,335	2,629	81,592	84,221	—

Total	$17,556	$10,316	$14,215	$42,087	$353,567	$395,654	$—

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. In March 2015, the Company and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on the Company’s and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Company and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At June 30, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of June 30, 2016.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(236)	(4,425)	(4,661)

Net other receivables	354	6,637	6,991
Total net outstanding	354	6,637	6,991

Income foregone in 2016	—	—	—
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

The Company had no troubled debt restructurings during the quarter and six months ended June 30, 2016.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended June 30, 2015.

(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment
Medallion loans	7	$3,175	$3,171

Commercial loans
Secured mezzanine	—	—	—
Asset-based receivable	—	—	—
Other secured commercial	—	—	—

Total commercial loans	—	—	—

Total	7	$3,175	$3,171

The following table shows troubled debt restructurings which the Company entered into during the six months ended June 30, 2015.

(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment
Medallion loans	18	$10,644	$12,167

Commercial loans
Secured mezzanine	—	—	—
Asset-based receivable	—	—	—
Other secured commercial	—	—	—

Total commercial loans	—	—	—

Total	18	$10,644	$12,167

At June 30, 2016 and 2015, 22 and 1 of the loans that had been modified as troubled debt restructurings during 2015 were in payment default, with a post-modification investment of $14,301 and $2,139 as of the date of restructuring.

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of June 30, 2016 and December 31, 2015. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of June 30, 2016. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $28,000 and $38,000 for the quarters ended June 30, 2016 and 2015, and was $57,000 and $75,000 for the comparable six months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $170,000 and $68,000 for the quarters ended June 30, 2016 and 2015, and was $253,000 and $135,000 for the comparable six months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $3,942,000, $2,126,000, and $1,855,000 as of June 30, 2016, December 31, 2015, and June 30, 2015.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code). As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2014 and 2013, and anticipates qualifying and filing as a RIC for 2015. As a result, no provisions for income taxes have been recorded for the three and six months ended June 30, 2016 and 2015. State and local tax treatment follows the federal model.

As of June 30, 2016, the Company may not have met the 25% asset diversification test, and if it did not, and if such noncompliance cannot be remediated, then it is likely that the Company will not be eligible to file its tax returns as a RIC for 2016. If that occurs, it is likely that a consolidated tax return would be filed on behalf of the Company and its subsidiaries; the Company believes that filing on a consolidated basis may lower the overall taxes paid for all of the Company entities for 2016 operations. As a result of the substantial net appreciation on its assets, a deferred liability would be recorded for historical net unrealized appreciation recorded in prior periods.

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

Regulatory

As a business development company, the Company is not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of its total assets are qualifying assets. The Company’s investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in investments other than securities on the consolidated balance sheet, are non-qualifying assets. As of June 30, 2016, the percentage of the Company’s total assets that were invested in non-qualifying assets were up to 30.7% on an unconsolidated basis and up to 28.9% on a consolidated basis. The Company did not satisfy the requirement that no more than 30% of its total assets be comprised of non-qualifying assets, and are currently not permitted to acquire any non-qualifying assets. The Company is therefore unable to make any investments in non-qualifying assets, including follow-on investments in Medallion Bank and the Company’s City of Chicago taxicab medallions purchased out of foreclosure. As a result of such failure, the Company could also be precluded from investing in what the Company believes are attractive investments or could be required to dispose of non-qualifying assets at times or on terms that may be disadvantageous to the Company. The Company would also not be able to support Medallion Bank’s capital requirements, if any, and Medallion Bank may also not be able to grow as quickly because the Company is precluded from providing additional funding to Medallion Bank. Any of the foregoing consequences could have a material adverse effect on the Company. If the Company purchases a non-qualifying asset after failing to satisfy the requirement that no more than 30% of the Company’s total assets be comprised of non-qualifying assets, then the Company would be deemed to be in violation of the 1940 Act and the violation could also result in an event of default on its debt obligations. In addition, if the Company is found to be in violation of the requirements applicable to business development companies under the 1940 Act, the Company could be unable to qualify as a RIC under the Code.

The Company is exploring measures to return the amount of qualifying assets to at least 70% of the Company’s total assets. However, the Company cannot guarantee that it will be able to do so. At the end of each fiscal quarter, the Company may take proactive steps to prospectively preserve investment flexibility in the next quarter which is assessed against its total assets at its most recent quarter end. The Company can accomplish this in many ways including purchasing US Treasury bills or other investment-grade debt securities, and closing out its position on a net cash basis subsequent to quarter end. However, if such proactive measures are ineffective or the Company’s primary investments are deemed not to be qualifying assets, or if the fair value of its non-qualifying assets increases or is determined to be higher than previously determined, or if the fair value of its qualifying assets decreases or is determined to be lower than previously determined, the Company could continue to fail to satisfy the requirement that no more than 30% of its total assets be comprised of non-qualifying assets.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net increase in net assets resulting from operations available to common shareholders	$4,568	$8,086	$11,416	$15,154

Weighted average common shares outstanding applicable to basic EPS	24,209,556	24,427,972	24,192,555	24,437,145
Effect of dilutive stock options	707	19,817	460	20,216
Effect of restricted stock grants	55,301	54,454	55,439	65,073

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,265,564	24,502,243	24,248,454	24,522,434

Basic earnings per share	$0.19	$0.33	$0.47	$0.62
Diluted earnings per share	0.19	0.33	0.47	0.62

Potentially dilutive common shares excluded from the above calculations aggregated 324,000 and 198,000 shares as of June 30, 2016 and 2015.

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

During the six months ended June 30, 2016 and 2015, the Company issued 0 and 162,576 restricted shares of stock-based compensation awards, and 12,000 and 27,000 shares of other stock-based compensation awards, and recognized $81,000 and $285,000, or $0.00 and $0.01 per diluted common share for the 2016 second quarter and six months, and $187,000 and $577,000, or $0.01 and $0.02 per share in the comparable 2015 periods, of non-cash stock-based compensation expense related to the grants. As of June 30, 2016, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $538,000, which is expected to be recognized over the next 12 quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $140,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2018. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 for the three and six months ended June 30, 2016 and $32,000 for the comparable 2015 periods, and all are carried at $0 on the balance sheet at June 30, 2016.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Statement of comprehensive income
Investment income	$26,340	$21,797	$50,817	$42,475
Interest expense	2,957	2,134	5,703	4,161

Net interest income	23,383	19,663	45,114	38,314
Noninterest income	99	69	169	146
Operating expenses	5,953	5,338	11,449	10,389

Net investment income before income taxes	17,529	14,394	33,834	28,071
Income tax provision	(5,788)	(5,163)	(9,492)	(9,665)

Net investment income after income taxes	11,741	9,231	24,342	18,406
Net realized/unrealized losses of Medallion Bank	(3,004)	(5,266)	(9,444)	(7,676)

Net increase in net assets resulting from operations of Medallion Bank	8,737	3,965	14,898	10,730
Unrealized appreciation (depreciation) on Medallion Bank (1)	1,008	5,534	(2,467)	468
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	95	(433)	5,877	(4,558)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$9,840	$9,066	$18,308	$6,640

(1)	Unrealized appreciation (depreciation) on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury, and fair market value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	2016	2015
Loans	$978,892	$996,375
Investment securities, at fair value	38,255	35,524

Net investments (1)	1,017,147	1,031,899
Cash	112,914	23,094
Other assets, net	25,111	24,827
Due from affiliates	—	—

Total assets	$1,155,172	$1,079,820

Other liabilities	$3,957	$6,106
Due to affiliates	273	1,387
Deposits and other borrowings, including accrued interest payable	974,692	909,909

Total liabilities	978,922	917,402
Medallion Bank equity (2)	176,250	162,418

Total liabilities and equity	$1,155,172	$1,079,820

Investment in other controlled subsidiaries	$14,466	$7,747
Total investment in Medallion Bank and other controlled subsidiaries (3)	180,954	159,913

(1)	Included in Medallion Bank’s net investments is $4 and $6 for purchased loan premium at June 30, 2016 and December 31, 2015.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(3)	Includes $17,100 and $15,500 of unrealized appreciation on Medallion Bank, in excess of Medallion Bank’s book value as of June 30, 2016 and December 31, 2015.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At June 30, 2016 and December 31, 2015, the net premium on investment securities totaled $267,000 and $311,000, and $18,000 and $42,000 was amortized into interest income for the quarter and six months ended June 30, 2016, and $21,000 and $39,000 was amortized in the comparable 2015 periods.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2016 and December 31, 2015, net loan origination costs were $11,746,000 and $11,400,000. Net amortization expense for the quarter and six months ended June 30, 2016 was $920,000 and $1,741,000, and was $929,000 and $1,633,000 for the comparable 2015 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At June 30, 2016, $2,913,000 or less than 1% of consumer loans, $0 or 0% of commercial loans, and $37,111,000 or 11% of medallion loans were on nonaccrual, compared to $3,381,000 or 1% of consumer loans, no commercial loans, and $21,722,000 or 6% of medallion loans on nonaccrual at December 31, 2015, and $2,504,000 or less than 1% of consumer loans, $1,351,000 or 4% of commercial loans, and $696,000 or less than 1% of medallion loans on nonaccrual at June 30, 2015. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $762,000, $233,000, and $109,000 as of June 30, 2016, December 31, 2015, and June 30, 2015. See also the paragraph and table on page 46 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee depending on the maturity of the deposit, which averages less than 0.15%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at June 30, 2016 and December 31, 2015 was $2,039,000 and $2,034,000, and $351,000 and $690,000 was amortized to interest expense during the quarter and six months ended June 30, 2016, and $322,000 and $634,000 was amortized in the comparable 2015 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending June 30,						June 30,	December 31,	Interest
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	2016	2015	Rate (1)
Deposits and other borrowings	$438,328	$305,441	$143,115	$70,249	$16,087	$—	$973,220	$908,896	1.1%

(1)	Weighted average contractual rate as of June 30, 2016.

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

FDIC-insured banks, including Medallion Bank, are subject to certain federal laws, which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, Medallion Bank is subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with the Company or its affiliates

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $3,000,000 in 2016 and $8,000,000 in 2015. Separately, Medallion Bank declared dividends to the Company of $3,000,000 in the 2016 six months, and $5,000,000 and $10,000,000 in the 2015 quarter and six months.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of June 30, 2016 and December 31, 2015, compared to required regulatory minimum capital ratios and the ratios required to be considered well capitalized. As of June 30, 2016, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	June 30, 2016	December 31, 2015
Common equity tier 1 capital	—	—	$148,901	$135,635
Tier 1 capital	—	—	175,204	161,938
Total capital	—	—	189,055	175,533
Average assets	—	—	1,125,328	1,071,980
Risk-weighted assets	—	—	1,090,292	1,077,103
Leverage ratio (1)	4%	5%	15.6%	15.1%
Common equity tier 1 capital ratio (3)	5	7	13.7	12.6
Tier 1 capital ratio (2)	6	8	16.1	15.0
Total capital ratio (2)	8	10	17.3	16.3

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.
(3)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows. These balances are exclusive of deferred financing costs of $3,942,000, $2,126,000 as of June 30, 2016, December 31, 2015, which are included in other assets.

	Payments Due for the Fiscal Year Ending June 30,						June 30,	December 31,	Interest
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	2016	2015	Rate (1)
Revolving lines of credit	$130,634	$—	$—	$—	$—	$—	$130,634	$129,518	2.09%
Notes payable to banks	106,374	32	37	—	40	—	106,483	122,429	2.76%
SBA debentures	—	—	3,000	—	15,985	61,000	79,985	74,485	3.63%
Margin loan	62,993	—	—	—	—	—	62,993	45,108	1.47%
Unsecured note	—	—	—	—	33,625	—	33,625	—	9.00%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.81%

Total	$300,001	$32	$3,037	$—	$49,650	$94,000	$446,720	$404,540	3.01%

(1)	Weighted average contractual rate as of June 30, 2016.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and the line reduced to $150,000,000, and which was further reduced in stages in December 2015 to $135,000,000, and to $125,000,000 on July 1, 2016; and of which $130,634,000 was outstanding at June 30, 2016. As of July 1, 2016, outstandings were reduced to $110,109,000 in accordance with the line of credit agreement.

Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 0.47% at June 30, 2016) plus 1.65%.

(B) SBA DEBENTURES

In 2016, the SBA approved $10,000,000 of commitments for MCI for a four and a half year term and a 1% fee, which was paid. In 2015, the SBA approved $15,500,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. As of at June 30, 2016, $167,985,000 of commitments had been fully utilized, there were $7,500,000 of commitments available, and $79,985,000 was outstanding.

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

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of June 30, 2016.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at June 30, 2016	Monthly Payment	Average Interest Rate at June 30, 2016	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	7/16 - 6/17	Revolving line of credit, term loans, and demand notes secured by pledged loans	$83,791	(2)	$79,046	Interest only	2.65% (includes unused fee)	Various	(2)
Medallion Chicago	3/28	11/11 - 12/11	12/16	Term loans secured by owned Chicago medallions(3)	25,708		23,131	$121 principal & interest	3.12%	N/A
The Company	1/1	1/11	11/16	Participated loans treated as financings	3,915		3,909	Proportionate to the payments received on the participated loans	2.50%	N/A
FSVC	3/5	2/12 - 4/14	1/17 - 11/18	Participated loans treated as financings	256		249	Proportionate to the payments received on the participated loans	6.03%	N/A
MFC	2/3	2/13 - 12/15	2/16 - 12/20	Participated loans treated as financings	155		148	Proportionate to the payments received on the participated loans	9.05%	N/A

					$113,825		$106,483

(1)	At June 30, 2016, 30 day LIBOR was 0.47%, 360 day LIBOR was 1.23%, and the prime rate was 3.50%.
(2)	$36,606 of these lines can also be used by MFC ($50 which is available). One note has an interest rate of Prime, the other interest rates on these lines range from LIBOR plus 2% to LIBOR + 2.125%, and all contain prime rate options from prime minus 0.25% to prime, and one note has a floor, and two notes have an unused fee.
(3)	$14,269 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bore a fixed rate of interest of 7.68% to September 2012, and thereafter a variable rate of interest of 90 day LIBOR (0.65% at June 30, 2016) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At June 30, 2016, $33,000,000 was outstanding on the preferred securities.

(E) MARGIN LOAN

In June 2015, the Company entered into a margin loan agreement with Morgan Stanley. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is initially available at 90% of the current fair market value of the securities. The margin loan bears interest at 30-day LIBOR (0.47% at June 30, 2016) plus 1.00%. As of June 30, 2016, $62,993,000 was outstanding under the margin loan.

(F) UNSECURED NOTE

In April 2016, the Company issued a total of $33,625,000 aggregate principal amount of 9.00% unsecured notes due 2021, with interest payable quarterly in arrears. The Company used the net proceeds from the offering of approximately $31,786,000 to make loans and other investments in portfolio companies and for general corporate purposes, including repaying borrowings under its revolving credit facilities in the ordinary course of business and expanding its operations.

(G) COVENANT COMPLIANCE

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

(5) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provided for the issuance of a maximum of 800,000 shares of common stock of the Company. No additional shares are available for issuance under the 2006 Stock Option Plan. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015 and which was approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock are issuable under the 2015 Restricted Stock Plan, none of which had been granted as of June 30, 2016. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. No additional shares are available for issuance under the Employee Restricted Stock Plan. The terms of the Employee Restricted Stock Plan provided for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock were issuable under the Employee Restricted Stock Plan, and as of June 30, 2016, none of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan (2015 Director Plan) on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock are issuable under the 2015 Director Plan, and 288,000 remained issuable as of June 30, 2016. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company will grant options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options may not exceed ten years.

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

The Company’s Employee Restricted Stock Plan, 1996 Stock Option Plan, and 1996 Director Plan have terminated and no additional shares are available for future issuance. At June 30, 2016, 346,712 options on the Company’s common stock were outstanding under the 1996 and 2006 plans, of which 313,712 options were exercisable, and there were 128,688 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $0.53 and $0.90 for the six months ended June 30, 2016 and 2015. The following assumption categories are used to determine the value of any option grants.

	Six Months Ended June 30,
	2016	2015
Risk free interest rate	1.22%	1.87%
Expected dividend yield	10.13	8.90
Expected life of option in years (1)	6.00	6.00
Expected volatility (2)	30.00	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2016 quarters and the 2015 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2014	461,821	$7.49-13.84	$10.38
Granted	27,000	9.38	9.38
Cancelled	(12,118)	9.22-13.06	11.07
Exercised (1)	(30,449)	9.22	9.22

Outstanding at December 31, 2015	446,254	7.49-13.84	10.38
Granted	—	—	—
Cancelled	(9,000)	13.84	13.84
Exercised (1)	(2,100)	9.22	9.22

Outstanding at March 31, 2016	435,154	7.49-13.84	10.31
Granted	12,000	7.10	7.10
Cancelled	(100,442)	9.22-13.84	12.15
Exercised (1)	—	—	—

Outstanding at June 30, 2016 (2)	346,712	$7.10-13.84	$9.67
Options exercisable at June 30, 2016 (2)	313,712	7.49-13.84	9.75

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 for the 2016 second quarter and six months, and was $0 and $33,000 for the comparable 2015 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2016 and the related exercise price of the underlying options, was $3,000 for outstanding options and $0 for exercisable options as of June 30, 2016. The remaining contractual life was 2.90 years for outstanding options and 2.24 years for exercisable options at June 30, 2016.

The following table presents the activity for the restricted stock programs for the 2016 quarters and the 2015 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2014	209,365	$10.08-15.61	$12.47
Granted	162,576	9.08-10.38	9.89
Cancelled	(53,761)	9.92-15.61	11.16
Vested (1)	(109,140)	10.08-15.61	12.16

Outstanding at December 31, 2015	209,040	9.08-15.61	10.96
Granted	—	—	—
Cancelled	(214)	10.08-15.61	11.32
Vested(1)	(69,803)	9.92-13.46	11.34

Outstanding at March 31, 2016	139,023	9.08-15.61	10.78
Granted	—	—	—
Cancelled	(9,502)	9.92-15.61	11.18
Vested(1)	(833)	9.08	9.08

Outstanding at June 30, 2016 (2)	128,688	$9.08-15.61	$10.76

(1)	The aggregate fair value of the restricted stock vested was $6,000 and $694,000 for the 2016 second quarter and six months, and was $0 and $624,000 for the comparable 2015 periods.
(2)	The aggregate fair value of the restricted stock was $950,000 as of June 30, 2016. The remaining vesting period was 1.39 years at June 30, 2016.

The following table presents the activity for the unvested options outstanding under the plans for the 2016 quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2015	54,333	$9.38-13.84	$11.14
Granted	—	—	—
Cancelled	(3,000)	13.84	13.84
Vested	—	—	—

Outstanding at March 31, 2016	51,333	9.38-13.84	10.98
Granted	12,000	7.10	7.10
Cancelled	(15,333)	11.42-13.53	12.25
Vested	(15,000)	9.38-13.84	11.10

Outstanding at June 30, 2016	33,000	$7.10-13.84	$8.93

The intrinsic value of the options vested was $0 for the 2016 second quarter and six months.

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Late charges	$10	$9	$17	$30
Servicing fees	2	6	4	19
Management fees	—	75	—	75
Prepayment fees	—	1	21	6
Other	9	19	19	36

Total noninterest income	$21	$110	$61	$166

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

The major components of other operating expenses were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Travel, meals, and entertainment	$246	$252	$472	$481
Directors’ fees	109	108	148	216
Miscellaneous taxes	90	5	190	83
Computer expenses	67	103	111	205
Insurance	56	32	103	82
Office expense	40	60	89	120
Depreciation and amortization	28	38	57	75
Printing and stationery	10	72	34	97
Other expenses	41	44	192	142

Total other operating expenses	$687	$714	$1,396	$1,501

Directors’ fees were lower in 2016 due to accrual adjustments. Miscellaneous taxes were higher in 2016 primarily due to higher reversals of accruals in the 2015 second quarter and higher road tax payments in 2016. Computer expense was lower in 2016, reflecting system upgrades of desktop hardware and network redundancy equipment in the data centers in 2015. Printing and stationery expense decreased due to higher costs related to the preparation, transmission, and printing of SEC filings in 2015. Other operating expenses were higher in 2016 six months, reflecting the prior year’s expense reduction efforts and reversals of accrued liabilities.

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Net share data
Net asset value at the beginning of the period	$11.46	$11.16	$11.42	$11.16
Net investment income	(0.06)	0.18	0.03	0.38
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	(0.09)	0.01	(0.10)	0.33
Net change in unrealized appreciation (depreciation) on investments	0.34	0.14	0.54	(0.09)

Net increase in net assets resulting from operations	0.19	0.33	0.47	0.62
Issuance of common stock	0.01	—	0.02	(0.04)
Repurchase of common stock	—	(0.01)	—	(0.01)
Net investment income	(0.00)	(0.16)	(0.00)	(0.31)
Return of capital	(0.25)	(0.09)	(0.50)	(0.18)
Net realized gains on investments	—	—	—	—

Total distributions	(0.25)	(0.25)	(0.50)	(0.49)
Other	—	0.03	—	0.02

Total increase (decrease) in net asset value	(0.05)	0.10	(0.01)	0.10

Net asset value at the end of the period (1)	$11.41	$11.26	$11.41	$11.26

Per share market value at beginning of period	$9.23	$9.26	$7.04	$10.01
Per share market value at end of period	7.38	8.35	7.38	8.35
Total return (2)	(71%)	(31%)	16%	(25%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$277,651	$276,984	$277,651	$276,984
Average net assets	$277,618	$275,541	$276,403	$276,562
Total expense ratio (3) (4)	10.52%	9.63%	10.29%	9.92%
Operating expenses to average net assets (4)	5.64	6.22	6.03	6.60
Net investment income after income taxes to average net assets(4)	(2.03)	6.30	0.46	6.73

(1)	Includes $0.00 and $0.00 of undistributed net investment income per share and $0.00 and $0.00 of undistributed net realized gains per share as of June 30, 2016 and 2015.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,406 and $1,337, and operating expenses of $1,529 and $1,518, which formerly were the Company’s were now MSC’s for the three months ended June 30, 2016 and 2015, and were $2,814 and $2,758 of servicing fee income, and $3,126 and $3,213 of operating expenses for the comparable six months. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 13%, 7.85%, and (2.19)% in the 2016 quarter, 12%, 8.43%, and 6.04% in the 2015 quarter, 13%, 8.29%, and 0.23% in the 2016 six months, and 12%, 8.94%, and 6.40% in the 2015 six months.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 enhances the reporting model for stock compensation and provides users of financial statements with more decision-useful information. ASU 2016-09 simplifies guidance on several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update, as amended, is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company does not believe this update will have a material impact on its financial condition.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not believe this update will have a material impact on its financial condition.

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company from 1996 through 2014 was also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $215,000 and $74,000 for the 2016 and 2015 second quarters, and were $273,000 and $94,000 for the comparable six months.

Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s portfolio companies. Mr. Rudnick receives a salary from LAX of $166,000 per year, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year-end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

At June 30, 2016, December 31, 2015 and June 30, 2015, the Company and MSC serviced $372,896,000, $382,919,000, and $391,937,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,406,000 and $2,814,000 of servicing fee income was earned by MSC in the 2016 second quarter and six months, and $1,337,000 and $2,758,000 was earned in the comparable 2015 periods.

The following table summarizes the net revenues received from Medallion Bank.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Reimbursement of operating expenses	$337	$254	$497	$359
Loan origination fees	45	33	88	70
Servicing fees	—	3	1	7

Total other income	$382	$290	$586	$436

The Company had a loan to Medallion Fine Art, Inc. in the amount of $5,159,000 and $8,348,000 as of June 30, 2016 and December 31, 2015. The loan bears interest at a rate of 12%, all of which is paid in kind. During 2016 and 2015, the Company advanced $100,000 and $1,225,000, and was repaid $3,771,000 and $550,000 with respect to this loan. Additionally, the Company recognized $151,000 and $406,000 of interest income in the three and six months ended June 30, 2016 and $220,000 and $423,000 in the comparable 2015 periods.

MCI had a loan to an affiliate of Medallion Motorsports LLC in the amount of $5,287,000 and $5,033,000 as of June 30, 2016 and December 31, 2015. The loan bears interest at a rate of 10%, all of which is paid in kind. MCI recognized $129,000 and $255,000 of interest income for the three and six months ended June 30, 2016, and $0 and $0 for the comparable 2015 periods with respect to this loan. Additionally, $1,200,000 is due from the same affiliate to the Company as of June 30, 2016, which matures on October 15, 2016 and bears interest at a rate of 8%. The amount due is treated as an amount due from an affiliate, not an investment, due to its short term nature and is included in other assets on the balance sheet.

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

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2016 and December 31, 2015, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$644,982	$644,982	$606,959	$606,959
Cash (1)	39,650	39,650	30,912	30,912
Accrued interest receivable (2)	866	866	1,003	1,003
Financial liabilities
Funds borrowed (2)	446,720	446,720	404,540	404,540
Accrued interest payable (2)	2,496	2,496	1,302	1,302

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

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

Medallion loans and the asset-based portion of the commercial loan portfolio are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect against losses to the Company. As a result, the initial valuation assessment is that as long as the loan is current and performing, its fair value approximates the par value of the loan. To the extent a loan becomes nonperforming, the collateral value has been adequate to result in a complete recovery. In a case where the collateral value was inadequate, an unrealized loss would be recorded to reflect any shortfall. Collateral values for medallion loans are typically obtained from transfer prices reported by the regulatory agency in a particular local market (e.g. New York City Taxi and Limousine Commission). Recently, as transfer price activity and the collateral values of medallion loans have declined, and greater weight has been placed on the operating cash flows of the borrowers and the values of their personal guarantees in determining whether or not a valuation adjustment is necessary. Collateral values for asset based loans are confirmed through daily borrowing base analysis of borrower availability, confirmations obtained from a borrower’s underlying customers, and field examinations by us or third parties engaged by us. These portfolios have historically been at very low loan to collateral value ratios, and as a result, historically have not been highly sensitive to changes in collateral values as only a very significant downward movement would have an impact on the Company’s valuation analysis, potentially resulting in a significantly lower fair market value measurement.

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

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and on an annual basis, the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In 2015 the Company became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their carrying amount. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $1,600,000 was recorded in the 2016 second quarter. See Note 3 for additional information about Medallion Bank.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2016 Assets
Medallion loans	$—	$—	$297,367	$297,367
Commercial loans	—	—	88,045	88,045
Investment in Medallion Bank and other controlled subsidiaries	—	—	180,954	180,954
Equity investments	65	—	8,561	8,626
Investment securities	69,990	—	—	69,990
Investment other than securities	—	—	33,127	33,127
Other assets	—	—	354	354

2015 Assets
Medallion loans	$—	$—	$308,408	$308,408
Commercial loans	—	—	81,895	81,895
Investment in Medallion Bank and other controlled subsidiaries	—	—	159,913	159,913
Equity investments	62	—	6,797	6,859
Investment securities	49,884	—	—	49,884
Investment other than securities	—	—	37,882	37,882
Other assets	—	—	354	354

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

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters and six months ended June 30, 2016 and 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
March 31, 2016	$303,352	$82,719	$168,227	$7,090	$36,297	$354
Gains (losses) included in earnings	(2,811)	343	9,840	1,689	(3,170)	—
Purchases, investments, and issuances	10,413	8,957	3,745	850	—	—
Sales, maturities, settlements, and distributions	(13,587)	(4,198)	(858)	(844)	—	—
Transfers in (out) (1)	—	224	—	(224)	—	—

June 30, 2016	$297,367	$88,045	$180,954	$8,561	$33,127	$354

Amounts related to held assets(2)	($2,759)	($245)	$9,840	$1,689	($3,170)	—

(1)	During 2016, the equity interest in WRWP LLC was exchanged for a loan and has resulted in the transfer from equity interest to commercial loan.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2016

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2015	$308,408	$81,895	$159,913	$6,797	$37,882	$354
Gains (losses) included in earnings	(5,230)	539	21,308	1,732	(4,755)	—
Purchases, investments, and issuances	12,443	16,016	3,746	1,150	—	—
Sales, maturities, settlements, and distributions	(18,254)	(10,629)	(4,013)	(894)	—	—
Transfers in (out) (1)	—	224	—	(224)	—	—

June 30, 2016	$297,367	$88,045	$180,954	$8,561	$33,127	$354

Amounts related to held assets(2)	($5,118)	($418)	$21,308	$1,732	($4,755)	—

(1)	During 2016, the equity interest in WRWP LLC was exchanged for a loan and has resulted in the transfer from equity interest to commercial loan.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2016.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
March 31, 2015	$311,305	$73,559	$128,858	$7,403	$44,063	$392
Gains (losses) included in earnings	(324)	(137)	14,066	(673)	(4,612)	(56)
Purchases, investments, and issuances	3,101	6,102	2,855	512	—	—
Sales, maturities, settlements, and distributions	(4,600)	(4,232)	(4,647)	(137)	—	—
Transfers in (out)	—	—	—	—	—	—

June 30, 2015	$309,482	$75,292	$141,132	$7,105	$39,451	$336

Amounts related to held assets(1)	($324)	$(68)	$14,066	($673)	($4,612)	($56)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2014	$311,894	$71,149	$136,848	$7,532	$47,502	$392
Gains (losses) included in earnings	(483)	379	25,195	(684)	(8,051)	(56)
Purchases, investments, and issuances	11,921	14,230	3,738	762	—	—
Sales, maturities, settlements, and distributions	(13,850)	(10,466)	(24,649)	(505)	—	—
Transfers in (out)	—	—	—	—	—	—

June 30, 2015	$309,482	$75,292	$141,132	$7,105	$39,451	$336

Amounts related to held assets(1)	($483)	($154)	$21,965	($918)	($8,051)	($56)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2015.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2016 and December 31, 2015 were as follows.

(Dollars in thousands)	Fair Value at 6/30/16	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$297,367	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 166% (89%)

Commercial Loans – Asset-Based	3,212	Borrower collateral analysis	Adequacy of collateral (loan to value)	5% - 78% (49%)

Commercial Loans – Mezzanine and Other	84,833	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A

			Portfolio yields	3% -19.00% (13.16%)
		Third party valuation using a weighting of the three methods utilized	Comparable Transactions Analysis Control Premium Analysis Discount rate in Cash Flow Analysis	(11.4% premium to book value) (33%) (20%)
Investment in Medallion Bank	166,488	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
			Premium on portfolio assets	(1.75% premium recorded)
Investment in Other Controlled Subsidiaries	6,241	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/offer to purchase asset	N/A
	4,269	Investee financial analysis	Financial condition and operating performance	N/A
			Implied value of individual franchises	$30,000
			Equity value	$3,000 - $5,000
	3,424	Investee book value adjusted for market appreciation	Third party offer to purchase investment
			Financial condition and operating performance of the investee	N/A
	532	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Equity Investments	1,264	Investee book value	Valuation indicated by investee filings	N/A
	540	Market comparables	Discount for lack of marketability	10% (10%)
	6,757	Investee financial analysis	Financial condition and operating performance of the borrower	N/A

			Collateral support	N/A
Investments Other Than Securities	33,127	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(Dollars in thousands)	Fair Value at 12/31/15	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$308,408	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 155% (79%)

Commercial Loans – Asset-Based	3,678	Borrower collateral analysis	Adequacy of collateral (loan to value)	0% - 84% (54%)

Commercial Loans – Mezzanine and Other	78,217	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A

			Portfolio yields	3% - 19.00% (13.13%)
Investment in Medallion Bank	152,166	Third party valuation using a weighting of the three methods utilized	Comparable Transactions Analysis Control Premium Analysis Discount rate in Cash Flow Analysis	(11.4% premium to book value) (32%) (20%)
		Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
			Premium on portfolio assets	(1.56% premium recorded)
Investment in Other Controlled Subsidiaries	4,234	Investee book value and equity pickup, adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
	986	Investee book value and equity pickup	Third party valuation/ offer to purchase assets	N/A
			Collateral support	N/A
			Financial condition and operating performance of the investee	N/A
	2,527	Investee financial analysis	Financial condition and operating performance	N/A

Equity Investments	1,957	Investee book value	Valuation indicated by investee filings	N/A
	509	Market comparables	Discount for lack of marketability	10% (10%)
	4,331	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Investments Other Than Securities	37,882	Precedent market transaction	Transfer prices of Chicago medallions	$150 - $238 ($194)
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(13) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of June 30, 2016 and December 31, 2015.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 6/30/16		Value as of 12/31/15
City of Chicago Taxicab Medallions	154	(1)	$8,411	$32,186	(2)	$36,806	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	941	(3)	1,076	(3)

Investment Other Than Securities			$8,689	$33,127		$37,882

(1)	Investment is not readily marketable, is considered income producing, is not subject to option and is a non-qualifying asset under the 1940 Act.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes is $29,953, $0, and $29,953 as of June 30, 2016, and was $34,240, $0, and $34,240 as of December 31, 2015. The aggregate cost for Federal income tax purposes was $2,233 at June 30, 2016 and $2,566 at December 31, 2015.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $874, $0, and $874 as of June 30, 2016, and was $989, $0, and $989 as of December 31, 2015. The aggregate cost for Federal income tax purposes was $67 at June 30, 2016 and $84 at December 31, 2015.

(14) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

On July 29, 2016, the Company announced its plan to amend the Credit Agreement with Sterling National Bank to extend the term of such agreement for an additional two years on or before August 15, 2016.

On July 28, 2016, the Company’s Board of Directors declared a $0.05 per share common stock distribution, payable on August 31, 2016 to shareholders of record on August 24, 2016.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					387	74%	3.79%	$11,619	$208,942	$208,838	$206,126
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$623	$623	$623
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350	$350
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,324	$3,324	$3,323
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$374	$374	$374
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$209	$209
	Whispers Taxi Inc ## &	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,026	$2,026	$2,026
	Pontios Taxi LLC ## &	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,744	$1,744	$1,745
	Kos Taxi LLC ## &	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,744	$1,744	$1,745
	Ikaria Taxi LLC ## &	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,743	$1,743	$1,744
	Sag Taxi LLC ## &	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,738	$1,738	$1,739
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,735	$1,735	$1,737
	Hamilton Transit LLC ## &	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,495	$1,494	$1,496
	Silke Hacking Corp ## &	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,495	$1,494	$1,495
	Kaderee M & G Corp ## &	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,495	$1,494	$1,495
	Christian Cab Corp &	Term Loan	11/27/12	11/27/18	1	1%	3.75%		$1,489	$1,489	$1,494
	Daytona Hacking Corp ## &	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,491	$1,491	$1,492
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	12/13/16	1	1%	4.00%		$1,451	$1,451	$1,451
	Junaid Trans Corp ## {Annually-Prime plus 1%}	Term Loan	04/30/13	04/29/19	1	1%	4.50%		$1,429	$1,429	$1,429
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$249	$249	$249
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$139	$139
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,402	$1,402	$1,402
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,402	$1,402	$1,402
Various New York && ##	0.00% to 8.96%	Term Loan	03/23/01 to 06/27/16	03/15/16 to 09/10/23	362	62%	3.84%	$11,619	$174,703	$174,604	$171,877
Chicago					111	14%	4.56%	$30	$38,806	$38,747	$37,954
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	02/24/18	1	1%	5.00%		$1,486	$1,486	$1,486
Various Chicago && ##	0.00% to 7.00%	Term Loan	01/22/10 to 05/09/16	03/12/16 to 12/29/20	110	13%	4.54%	$30	$37,320	$37,261	$36,468
Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 04/14/16	07/19/16 to 05/14/25	113	9%	5.25%	$314	$24,052	$24,043	$24,079
Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 05/05/16	12/07/15 to 11/06/25	57	9%	4.65%	$20	$26,286	$26,170	$24,335
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/29/16 to 01/26/20	13	1%	4.47%	$0	$4,458	$4,435	$4,083
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 07/30/15	07/01/15 to 09/01/23	11	0%	7.28%	$0	$1,009	$999	$790

Total medallion loans ($233,860 pledged as collateral under borrowing arrangements)					692	107%	4.10%	$11,983	$303,553	$303,232	$297,367

Commercial Loans

Secured mezzanine (19% Minnesota, 12% Ohio, 9% Oklahoma, 7% Pennsylvania, 7% Delaware, 7% North Carolina, 5% Kansas, 5% North Dakota, 4% Massachusetts, 4% Rhode Island, 4% Colorado, 4% Wisconsin, 3% Illinois, 3% Texas and 7% all other states) (2)

Manufacturing (49% of the total)	Stride Tool Holdings, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	04/05/16	04/05/21	1	1%	15.00%	$4,000	$4,029	$4,029	$3,973
	(capitalized interest of $29 per footnote 2)
	MicroGroup, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	06/29/15	06/29/21	1	1%	12.00%		$3,244	$3,244	$3,244
	(capitalized interest of $44 per footnote 2)
	AA Plush Holdings, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	08/15/14	08/15/19	1	1%	14.00%		$3,116	$3,116	$3,105
	(capitalized interest of $116 per footnote 2)
	Liberty Paper Products Acquisition LLC (interest rate includes PIK interest of 2.00%)	Term Loan	06/09/16	06/09/21	1	1%	14.00%	$3,000	$3,003	$3,003	$3,003
	(capitalized interest of $4 per footnote 2)
	EGC Operating Company, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	09/30/14	09/30/19	1	1%	15.00%		$2,980	$2,980	$2,989
	(capitalized interest of $50 per footnote 2)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
	Pinnacle Products International, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/09/15	10/09/20	1	1%	15.00%		$2,863	$2,863	$2,863
	(capitalized interest of $63 per footnote 2)
	Tech Cast Holdings, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	12/12/14	12/12/19	1	1%	15.00%		$2,690	$2,690	$2,660
+	Production Services Associates LLC (d/b/a American Card Services) (interest rate includes PIK interest of 2.00%)	Term Loan	02/17/15	02/17/20	1	1%	16.00%		$2,673	$2,673	$2,652
	(capitalized interest of $73 per footnote 2)
	BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	08/01/14	08/01/19	1	1%	14.00%		$2,599	$2,599	$2,602
	(capitalized interest of $99 per footnote 2)
	WRWP, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	12/30/14	12/30/19	1	1%	15.00%		$2,346	$2,346	$2,357
	(capitalized interest of $105 per footnote 2)
	WRWP, LLC (interest rate includes PIK interest of 6.00%)	Term Loan	01/01/15	01/01/24	1	*	6.00%		$245	$245	$245
	(capitalized interest of $21 per footnote 2)
	American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 7.00%)	Term Loan	07/03/13	01/03/18	1	1%	19.00%		$1,634	$1,634	$1,634
	(capitalized interest of $134 per footnote 2)
+	GAF Manufacturing, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	03/06/14	03/06/19	1	1%	14.00%		$1,572	$1,572	$1,579
	(capitalized interest of $72 per footnote 2)
+	Respiratory Technologies, Inc.	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,500	$1,502
+	Various Other && 12.00% to 17.00%	Term Loan	03/10/99 to 03/28/12	03/31/10 to 03/31/18	4	1%	14.31%	$0	$3,873	$3,873	$3,871
Professional, Scientific, and Technical Services (14% of the total)	Weather Decision Technologies, Inc. {One-time on 1/1/18 to 15%} (interest rate includes PIK interest of 9.00%)	Term Loan	12/11/15	12/11/20	1	1%	18.00%		$3,682	$3,682	$3,671
	(capitalized interest of $182 per footnote 2)
	Northern Technologies, LLC (interest rate includes PIK interest of 1.00%)	Term Loan	01/29/16	01/29/23	1	1%	13.00%	$3,500	$3,515	$3,515	$3,514
	(capitalized interest of $15 per footnote 2)
+	DPIS Engineering, LLC	Term Loan	12/01/14	06/30/20	1	1%	12.00%		$2,000	$2,000	$2,001
	JR Thompson Company LLC (interest rate includes PIK interest of 2.00%)	Term Loan	05/21/15	05/21/22			14.00%		$1,734	$1,734	$1,734
	(capitalized interest of $9 per footnote 2)				1	*
Information (10% of the total)	US Internet Corp.	Term Loan	06/12/13	09/18/20	1	1%	14.50%		$3,000	$3,000	$3,012
	US Internet Corp.	Term Loan	03/18/15	09/18/20	1	1%	14.50%		$1,750	$1,750	$1,742
	US Internet Corp.	Term Loan	02/05/16	02/11/23	1	*	14.50%	$1,900	$150	$150	$140
	Centare Holdings, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,500	$2,489
Wholesale Trade (8% of the total)	Fit & Fresh, Inc (interest rate includes PIK interest of 2.00%)	Term Loan	03/02/15	03/02/20	1	1%	14.00%		$3,000	$3,000	$3,005
+	Classic Brands, LLC	Term Loan	01/08/16	04/30/23	1	1%	12.00%	$2,880	$2,880	$2,880	$2,880
Arts, Entertainment, and Recreation (7% of the total)	RPAC Racing, LLC (interest rate includes PIK interest of 10.00%)	Term Loan	11/19/10	01/15/17	1	2%	10.00%		$5,287	$5,287	$5,287
	(capitalized interest of $2,248 per footnote 2)
Transportation and Warehousing (5% of the total)	LLL Transport, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/23/15	04/23/21	1	1%	15.00%		$3,567	$3,567	$3,564
	(capitalized interest of $67 per footnote 2)

Administrative and Support Services (4% of the total)	Staff One, Inc.	Term Loan	06/30/08	03/31/18	1	1%	3.00%		$2,882	$2,882	$2,882
	Staff One, Inc.	Term Loan	09/15/11	03/31/18	1	*	3.00%		$362	$362	$362
Construction (2% of the total)	HIGHLAND CROSSING-M, LLC	Term Loan	01/07/15	02/01/25	1	1%	11.50%		$1,450	$1,450	$1,449
Accommodation and Food Services (1% of the total)	Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	09/30/16 to 11/05/20	3	*	9.79%	$0	$1,389	$1,389	$492
Retail Trade (0% of the total)	Various Other && 10.00%	Term Loan	06/30/00	09/30/16	1	*	10.00%	$0	$146	$146	$36

Total secured mezzanine (2)					37	28%	13.47%	$15,280	$77,661	$77,661	$76,539

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Asset-based (38% New Jersey, 36% New York, 11% Florida, 10% Virginia, 3% Rhode Island and 2% all other states)
Retail Trade (19% of the total)	Various Other 4.75% to 7.25% ##	Revolving line of credit	10/19/98 to 08/31/06	08/31/16 to 10/19/16	3	*	5.17%	$0	$632	$632	$620
	{Daily-Prime + 1.5% to 4%}
Transportation and Warehousing (18% of the total)	Various Other 6.00% ##	Revolving line of credit	12/31/01	12/31/16	1	*	6.00%	$0	$577	$577	$571
	{Daily-Prime + 2.75%}
Wholesale Trade (17% of the total)	Various Other 4.00% 6.50% ##	Revolving line of credit	01/23/99 to 07/21/15	07/07/16 to 06/30/17	7	*	5.62%	$0	$510	$510	$550
	{Daily-Prime + .75% to 3.25%}
Professional, Scientific, and Technical Services (10% of the total)	Various Other 6.75%	Revolving line of credit	12/22/14	12/22/16	1	*	6.75%	$0	$335	$335	$333
	{Daily-Prime + 3.5%}
Finance and Insurance (10% of the total)	Various Other 7.00%	Revolving line of credit	08/26/15	08/26/16	1	*	7.00%	$0	$325	$325	$320
	{Daily-Prime + 3.75%}
Construction (10% of the total)	Various Other 5.75% ##	Revolving line of credit	07/20/99	07/20/16	1	*	5.75%	$0	$324	$324	$319
	{Daily-Prime + 2.5%}
Manufacturing (9% of the total)	Various Other 5.75% to 7.25% ##	Revolving line of credit	07/07/04 to 11/10/15	07/07/16 to 06/22/17	6	*	6.22%	$0	$304	$304	$287
	{Daily-Prime + 2.5% to 4%}
Health Care and Social Assistance (5% of the total)	Various Other 5.50% 5.75% ##	Revolving line of credit	10/02/07 to 11/09/12	10/02/16 to 11/09/16	2	*	5.73%	$0	$171	$171	$162
	{Daily-Prime + 2.25% to 2.5%}
Administrative and Support Services (2% of the total)	Various Other 5.50%	Revolving line of credit	06/30/07	06/30/17	1	*	5.50%	$0	$51	$51	$49
	{Daily-Prime + 2.25%}
Real Estate and Rental and Leasing (0% of the total)	Various Other 7.75%	Revolving line of credit	12/24/15	12/24/16	1	*	7.75%	$0	$0	$0	$2

	{Daily-Prime + 4.5%}
Total asset-based ($1,887 pledged as collateral under borrowing arrangements)					24	1%	5.93%	$0	$3,229	$3,229	$3,213

Other secured commercial (76% New York, 20% New Jersey, 2% Illinois and 2% all other states)
Retail Trade (89% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12%)	Term Loan	12/17/12	12/17/17	1	2%	12.00%		$5,159	$5,159	$5,159
	(capitalized interest of $2,495 per footnote 2)
	Various Other && 4.75% to 10.50%	Term Loan	10/28/08 to 05/03/16	03/15/17 to 05/03/21	9	1%	8.32%	$175	$2,303	$2,286	$2,236
Accommodation and Food Services (7% of the total)	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	04/18/17 to 09/06/19	3	*	8.30%	$0	$735	$660	$580
Transportation and Warehousing (2% of the total)	Various Other && 4.00% to 4.25%	Term Loan	09/19/14 to 03/17/15	03/31/17 to 09/10/18	2	*	4.09%	$0	$276	$271	$176
Real Estate and Rental and Leasing (1% of the total)	Various Other && 5.00%	Term Loan	03/31/15	03/31/20	1	*	5.00%	$0	$91	$91	$78
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	05/14/13	05/14/18	1	*	7.50%	$0	$64	$64	$64

Total Other Commercial Loans					17	3%	10.37%	$175	$8,628	$8,531	$8,293

Total commercial loans ($1,887 pledged as collateral under borrowing arrangements) (2)					78	32%	12.90%	$15,455	$89,518	$89,421	$88,045

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)		Fair Value
Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	60%	7.36%				$149,388	$166,488
NASCAR Race Team	Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	2%	0.00%				$2,820	$4,269
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	2%	0.00%				$267	$6,241
Loan Servicing	Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%				$532	$532
Professional Sports Team	LAX Group LLC	47.01% of membership interests	05/23/12	None	1	1%	0.00%				$674	$3,424

Investment in Medallion Bank and other controlled subsidiaries, net					5	65%	7.16%	$0	$0		$153,681	$180,954

Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	1%	0.00%	$0		-$	367	$1,264
Gift card service & marketing	+Production Services Associates d/b/a American Card Services	5.65% of LLC units	02/17/15	None	1	*	0.00%	$0			$250	$1,379
Weather Forecasting Services	Weather Decision Technologies, Inc.	2.2% preferred stock	12/11/15	None	1	*	0.00%	$0			$500	$500
Employee Leasing Services	Staff One, Inc.	46.4% preferred stock	06/30/08	None	2	*	0.00%	$0			$472	$1,172
Stuffed Toy Manufacturer	AA Plush Holdings, LLC	1.6% LLC common units	08/15/14	None	1	*	0.00%	$0			$300	$300
Investment Castings	Tech Cast Holdings LLC	4.14% LLC units	12/12/14	12/12/19	1	*	0.00%	$0			$300	$300
Machine Shop	MicroGroup, Inc.	5.5% common stock	06/29/15	None	1	*	0.00%	$0			$300	$300
Envirnomental Consulting Services	Northern Technologies, LLC	7.7% of LLC units	01/29/16	None	1	*	0.00%	$300			$300	$300
Baby Sleep Products	BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% LLC units	08/01/14	None	1	*	0.00%	$0			$250	$250
Hand Tool Manufacturer	Stride Tool Holdings, LLC	7.14% of Series A-2 LLC units	04/05/16	None	1		0.00%	$500			$500	$500
Paper Tapes Manufacturer	Liberty Paper Products Acquisition, LLC	100% of Series A preferred LLC units -12% total	06/09/16	None	1		0.00%	$350			$350	$350
Marketing Services	Third Century JRT Inc.	13% common stock	05/21/15	None	1	*	0.00%	$0			$200	$200
Manufacture Space Heaters, etc.	Pinnacle Products International, Inc.	0.5% common stock	10/09/15	None	1	*	0.00%	$0			$135	$135
IT Services	Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%	$0			$104	$104
Various Other #	+**	* Various	09/10/98 to 1/8/16	None to 2/5/23	13	*	3.22%	$0			$916	$1,572

Equity investments, net					28	3%	0.65%	$1,150	$0		$4,510	$8,626

Investment securities
Investment securities	US Treasury Bill		06/16/16	07/14/16	1	7%	0.24%	$19,997	$20,000		$19,997	$19,997
	US Treasury Bill		06/16/16	07/14/16	1	18%	0.24%	$49,993	$50,000		$49,993	$49,993

Investment securities, net					2	25%	0.24%	$69,990	$70,000		$69,990	$69,990

Net Investments ($235,747 pledged as collateral under borrowing arrangements) (3)					805	232%	5.66%	$98,578	$463,071		$620,834	$644,982

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $5,826 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 232%.
(4)	Gross unrealized appreciation, gross unrealized depreciation and net appreciation for federal income tax purposes totaled $99,120, $9,017 and $90,103, respectively. The tax cost of investments was $554,879.
(5)	For revolving lines of credit the amount shown is the cost at June 30, 2016.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 31% and up to 29% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at June 30, 2016.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed on August 9, 2016 (File No. 814-00188).

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended June 30, 2016

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the quarter ended 6/30/16	Amount of dividends or interest(1) for the quarter ended 6/30/16	Equity in net profit and (loss) for the six months ended 6/30/16	Amount of dividends or interest(1) for the six months ended 6/30/16	Value as of 6/30/16
Medallion Bank – common stock	1,000,000 shares -100% of common stock	$9,745	$0	$15,432	$3,000	$166,488
Medallion Fine Art, Inc. – common stock (2)	1,000 shares - 100% of common stock	357	0	2,007	0	6,241
LAX Group LLC – membership interest	47.01% of membership interest	(139)	0	2,434	0	3,424
Medallion Motorsports, LLC – membership interest (3)	75% of membership interest	—	0	1,754	0	4,269
Medallion Servicing Corp. – common stock	1,000 shares - 100% of common stock	(123)	0	(319)	0	532

Total investments in Medallion Bank and other controlled subsidiaries		9,840	0	21,308	$3,000	180,954

Production Services Associates LLC (4)	5.65% of membership interest	0	0	0	0	1,379
Appliance Recycling Centers of America Inc. – common stock	8.86% of common stock	0	0	0	0	540
Northern Technologies LLC – membership interest (8)	7.7% of membership interest	0	0	0	0	300
Micro Group, Inc. (5)	5.50% of common stock	0	0	0	0	300
WRWP, LLC – membership interest (6)	0.00% of membership interest	0	0	0	0	0
Third Century JRT, Inc. (7)	13% of common stock	0	0	0	0	200
Stride Tool Holdings LLC (9) – membership interest	7.14% of Series A membership interest	0	0	0	0	500

Total equity investments in affiliates		$0	$0	$0	$0	$3,219

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $5,159 as of June 30, 2016, on which $151 and $404 of interest income was earned during the quarter and six months ended June 30, 2016.
(3)	Additionally, a controlled subsidiary of the Company has a loan due from an affiliate of Medallion Motorsports, LLC in the amount of $5,287 as of June 30, 2016, on which $129 and $255 of interest income was earned during the quarter and six months ended June 30, 2016.
(4)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,673 as of June 30, 2016, on which $98 and $204 of interest income was earned during the quarter and six months ended June 30, 2016.
(5)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,244 as of June 30, 2016, on which $97 and $205 of interest income was earned during the quarter and six months ended June 30, 2016.
(6)	Additionally, the Company has loans due from WRWP, LLC in the amount of $2,591 as of June 30, 2016, on which $109 and $197 of interest income was earned during the quarter and six months ended June 30, 2016.
(7)	Additionally, the Company has a loan due from JR Thompson Company LLC, or affiliate of Third Century JRT, Inc., in the amount of $1,734 as of June 30, 2016, on which $61 and $141 of interest income was earned during the quarter and six months ended June 30, 2016.
(8)	Additionally, the Company has loan from Northern Technologies LLC in the amount of $3,515 as if June 30, 2016, on which $115 and $193 of interest income was earned during the quarter and six months ended June 30, 2016.
(9)	Additionally, the Company has a loan from Stride Tool Holding LLC in the amount of $4,029 as of June 30, 2016, on which $144 of interest income was earned during the quarter and six months ended June 30, 2016.

The table below provides a recap of the changes in the investment in the respective issuers for the 2016 quarters.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc.	Medallion Motorsports, LLC	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Production Services Associates, LLC (3)	Micro Group, Inc. (4)	WRWP, LLC	Third Century JRT, Inc. (6)	Northern Technologies, LLC (7)	Stride Tool Holding LLC (8)
Title of Issue	Common Stock	Common Stock(1)	Membership Interest (2)	Common Stock	Common Stock	Membership Interest	Membership Interest	Common Stock	Membership Interest(5)	Common Stock	Membership Interest	Membership Interest
(Dollars in thousands)
Value as of 12/31/15	$152,166	$4,234	$2,527	$509	$631	$355	$1,179	$300	$224	$200	$—	$—
Gross additions / investments	—	—	1	—	134	—	—	—	—	—	300	—
Gross reductions / distributions	(3,289)	—	—	—	—	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	5,687	1,650	1,754	(7)	(196)	2,573	—	—	—	—	—	—
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 3/31/16	154,564	5,884	4,282	502	569	2,928	1,179	300	224	200	300	—
Gross additions / investments	3,000	—	—	—	110	635	—	—	—	—	—	500
Gross reductions / distributions	(821)	—	(13)	—	(24)	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	9,745	357	—	38	(123)	(139)	200	—	—	—	—	—
Other adjustments	—	—	—	—	—	—	—	—	(224)	—	—	—

Value as of 6/30/16	$166,488	$6,241	$4,269	$540	$532	$3,424	$1,379	$300	$—	$200	$300	$500

(1)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $5,159 as of June 30, 2016, $100 of which was advanced during 2016, and for which $3,711 was repaid.
(2)	In addition to the equity ownership, a controlled subsidiary of the Company has a loan due from an affiliate of Medallion Motorsports, LLC in the amount of $5,287 as of June 30, 2016, $129 of which was advanced during 2016.
(3)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,673 as of June 30, 2016, $27 of which was advanced during 2016.
(4)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,244 as of June 30, 2016, $11 of which was advanced during 2016.
(5)	Additionally, the Company has a loan due from WRWP LLC in the amount of $2,591 as of June 30, 2016, $280 of which was advanced during 2016, 224 of which was an exchange of the equity interest.
(6)	Additionally, the Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, INC in the amount of $1,734 as of June 30, 2016, $21 of which was advanced during 2016, and for which $560 was repaid.
(7)	Additionally, the Company has a loan due from Northern Technologies LLC in the amount of $3,515 as of June 30, 2016, all of which was advanced during 2016.
(8)	Additionally, the Company has a loan due from Stride Tool Holdings LLC in the amount of $4,029 as of June 30, 2016, all of which was advanced during 2016.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					391	77%	3.72%	$25,051	$213,374	$213,356	$213,278
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$903	$903	$903
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350	$351
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,376	$3,376	$3,374
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$542	$542	$542
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210	$211
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,046	$2,046	$2,045
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,760	$1,760	$1,763
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,754	$1,754	$1,755
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,753	$1,753	$1,754
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,752	$1,752	$1,753
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,752	$1,752	$1,753
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$361	$361	$361
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140	$141
	Hamilton Transit LLC ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,505
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Christian Cab Corp	Term Loan	11/27/12	11/27/18	1	1%	3.75%		$1,490	$1,490	$1,490
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,467	$1,467	$1,466
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,446	$1,446	$1,445
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,424	$1,424	$1,425
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,424	$1,424	$1,424
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
Various New York && ##	2.75% to 10.00%	Term Loan	03/23/01 to 12/28/15	01/03/16 to 09/10/23	361	62%	3.78%	$25,051	$171,351	$171,333	$171,243
Chicago					112	14%	4.87%	$4,656	$39,412	$39,406	$39,260
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	02/24/18	1	1%	5.00%		$1,517	$1,517	$1,516
Various Chicago && ##	3.25% to 12.00%	Term Loan	01/22/10 to 12/22/15	10/19/15 to 12/22/20	111	14%	4.87%	$4,656	$37,895	$37,889	$37,744
Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 12/10/15	02/14/16 to 05/14/25	115	9%	5.26%	$1,749	$24,585	$24,585	$24,654
Boston					56	9%	4.63%	$3,268	$26,471	$26,436	$25,883
	Chiso Trans Inc &	Term Loan	11/26/13	11/07/16	1	*	4.25%		$819	$819	$820
	Chiso Trans Inc &	Term Loan	04/20/12	04/20/18	1	*	5.50%		$581	$581	$581
Various Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 09/29/15	12/07/15 to 11/06/25	54	9%	4.62%	$3,268	$25,071	$25,036	$24,482
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/22/16 to 01/26/20	14	2%	4.64%	$2,414	$6,624	$6,607	$4,287
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 07/30/15	07/01/15 to 09/01/23	11	0%	7.27%	$320	$1,045	$1,043	$1,046

Total medallion loans ($238,103 pledged as collateral under borrowing arrangements)					699	111%	4.09%	$37,458	$311,511	$311,433	$308,408

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

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 4%, and our commercial loan portfolio at a compound annual growth rate of 4% (8% and 6% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,760,000,000 as of June 30, 2016, and $1,655,000,000 and $1,549,000,000 as of December 31, 2015 and June 30, 2015, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $525,613,000 as of June 30, 2016. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank fair value analysis, and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $1,600,000 was recorded in the 2016 second quarter as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations.

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

	June 30, 2016		March 31, 2016		December 31, 2015		June 30, 2015
	Interest	Investment	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	3.79%	$208,838	3.77%	$211,466	3.72%	$213,356	3.61%	$210,238
Chicago	4.56	38,747	4.84	39,099	4.87	39,406	5.08	40,057
Boston	4.65	26,170	4.65	26,291	4.63	26,436	4.67	26,733
Newark	5.25	24,043	5.25	24,320	5.26	24,585	5.26	25,097
Cambridge	4.47	4,435	4.64	6,587	4.64	6,607	4.63	6,664
Other	7.28	999	7.28	1,022	7.27	1,043	6.56	773

Total medallion loans	4.10	303,232	4.12	308,785	4.09	311,433	4.06	309,562

Deferred loan acquisition costs		344		364		413		403
Unrealized depreciation on loans		(6,209)		(5,797)		(3,438)		(483)

Net medallion loans		$297,367		$303,352		$308,408		$309,482

Commercial loans
Secured mezzanine	13.47%	$77,661	13.52%	$72,946	13.59%	$67,849	12.98%	$60,457
Asset based	5.93	3,229	5.81	2,924	5.82	3,750	5.63	3,682
Other secured commercial	10.37	8,531	10.28	8,638	10.68	12,622	10.70	13,643

Total commercial loans	12.90	89,421	12.92	84,508	12.80	84,221	12.23	77,782

Deferred loan acquisition income		(98)		(71)		(87)		(89)
Unrealized depreciation on loans		(1,278)		(1,718)		(2,239)		(2,401)

Net commercial loans		$88,045		$82,719		$81,895		$75,292

Investment in Medallion Bank and other controlled subsidiaries	7.16%	$153,681	11.18%	$143,167	12.74%	$141,273	14.77%	$128,632

Unrealized appreciation on subsidiary investments		27,273		25,060		18,640		12,500

Investment in Medallion Bank and other controlled subsidiaries, net		$180,954		$168,227		$159,913		$141,132

Equity investments	0.65%	$4,510	0.58%	$4,576	0.72%	$4,277	0.68%	$6,593

Unrealized appreciation on equities		4,116		2,587		2,582		707

Net equity investments		$8,626		$7,163		$6,859		$7,300

Investment securities	0.24%	$69,990	0.66%	$69,594	0.35%	$49,902	0.63%	$10,059
Unrealized depreciation on investment securities		—		(53)		(18)		—

Net investment securities		69,990		$69,541		$49,884		$10,059

Investments at cost (2)	5.66%	$620,834	6.57%	$610,631	7.06%	$591,106	7.73%	$532,628

Deferred loan acquisition costs		245		292		326		314
Unrealized appreciation on controlled subsidiaries and equity investments		31,390		27,594		21,204		13,207
Unrealized depreciation on loans		(7,487)		(7,515)		(5,677)		(2,884)

Net investments		$644,982		$631,002		$606,959		$543,265

Medallion Bank investments
Consumer loans	14.62%	$625,128	13.99%	$652,342	14.06%	$626,132	14.38%	$549,075
Medallion loans	3.84	331,580	3.85	335,838	3.84	338,285	3.82	355,077
Commercial loans	5.23	42,095	5.16	44,167	5.23	44,634	4.67	36,859
Investment securities	2.30	37,531	2.21	38,149	2.30	35,713	2.40	30,332

Medallion Bank investments at cost (2)	10.34	1,036,334	10.02	1,070,496	9.97	1,044,764	9.77	971,343

Deferred loan acquisition costs		11,746		11,549		11,400		10,615
Unrealized appreciation (depreciation) on investment securities		458		237		(501)		(196)
Premiums paid on purchased securities		267		285		311		233
Unrealized depreciation on loans		(31,663)		(28,043)		(24,081)		(20,247)

Medallion Bank net investments		$1,017,142		$1,054,524		$1,031,893		$961,748

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.36%, 9.13%, 9.03%, and 8.75% at June 30, 2016, March 31, 2016, December 31, 2015, and June 30, 2015.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net investments at beginning of period	$631,002	$521,322	$606,959	$527,601
Investments originated (1)	233,921	21,218	312,905	38,416
Repayments of investments (1)	(229,081)	(7,747)	(290,421)	(24,875)
Net cash received on disposition of other controlled subsidiaries	—	—	—	(11,969)
Net realized gains (losses) on investments	(2,318)	324	(2,506)	8,223
Net increase in unrealized appreciation (depreciation) (2)	11,458	8,100	18,040	5,804
Accretion of net origination fees	—	48	5	65

Net increase (decrease) in investments	13,980	21,943	38,023	15,664

Net investments at end of period	$644,982	$543,265	$644,982	$543,265

(1)	Includes refinancings.
(2)	Excludes net unrealized depreciation of $3,170 and $4,755 for the quarter and six months ended June 30, 2016, and $4,668 and $8,107 for the comparable 2015 periods, related to investments other than securities and other assets.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at June 30, 2016 was 5.66% (6.10% for the loan portfolio), a decrease of 140 basis points from 7.06% at December 31, 2015, and a decrease of 207 basis points from 7.73% at June 30, 2015. The weighted average yield of the total managed portfolio at June 30, 2016 was 8.71% (9.36% for the loan portfolio), an increase of 18 basis points from 8.53% at December 31, 2015, and an increase of 21 basis points from 8.50% at June 30, 2015. The change in 2016 primarily reflected changes in the portfolio mix.

Medallion Loan Portfolio

Our medallion loans comprised 46% of the net portfolio of $644,982,000 at June 30, 2016, compared to 51% of the net portfolio of $606,959,000 at December 31, 2015, and 57% of $543,265,000 at June 30, 2015. Our managed medallion loans of $616,170,000 comprised 41% of the net managed portfolio of $1,512,205,000 at June 30, 2016, compared to 43% of the net managed portfolio of $1,501,555,000 at December 31, 2015, and 48% of $1,378,375,000 at June 30, 2015. The medallion loan portfolio decreased by $11,041,000 or 4% in 2016 (a decrease of $24,734,000 or 4% on a managed basis), primarily reflecting portfolio depreciation and extension and portfolio shrinkage. Total medallion loans serviced for third parties were $25,039,000, $26,959,000, and $27,323,000 at June 30, 2016, December 31, 2015, and June 30, 2015.

The weighted average yield of the medallion loan portfolio at June 30, 2016 was 4.10%, an increase of 1 basis points from 4.09% at December 31, 2015, and an increase of 4 basis points from 4.06% at June 30, 2015. The weighted average yield of the managed medallion loan portfolio at June 30, 2016 was 3.96%, unchanged from December 31, 2015, and an increase of 3 basis points from 3.93% at June 30, 2015. The slight change in yield is due to stable pricing of existing portfolio to current interest rates. At June 30, 2016, 31% of the medallion loan portfolio represented loans outside New York, compared to 31% and 32% at December 31, 2015 and June 30, 2015. At June 30, 2016, 26% of the managed medallion loan portfolio represented loans outside New York, compared to 26% at December 31, 2015 and June 30, 2015. We continue to focus our efforts on originating higher yielding medallion loans outside the New York market.

Commercial Loan Portfolio

Our commercial loans represented 14% of the net investment portfolio as of June 30, 2016, December 31, 2015, and June 30, 2015, and were 9%, 8%, and 8% on a managed basis. Commercial loans increased by $6,150,000 or 8% during 2016 (increased $3,661,000 or 3% on a managed basis). Net commercial loans serviced by third parties were $4,926,000 at June 30, 2016, and $3,419,000 at December 31, 2015, and $151,000 were serviced for third parties at June 30, 2015.

The weighted average yield of the commercial loan portfolio at June 30, 2016 was 12.90%, an increase of 10 basis points from 12.80% at December 31, 2015, and an increase of 67 basis points from 12.23% at June 30, 2015. The weighted average yield of the managed commercial loan portfolio at June 30, 2016 was 10.45%, an increase of 27 basis points from 10.18% at December 31, 2015, and an increase of 65 basis points from 9.80% at June 30, 2015. The increases primarily reflect changes in the portfolio mix and changes in the rates earned. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At June 30, 2016, variable-rate loans represented approximately 8% of the commercial portfolio, compared to 9% and 5% at December 31, 2015 and June 30, 2015, and were 35%, 38%, and 32% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 41%, 41%, and 39% of the managed net investment portfolio as of June 30, 2016, December 31, 2015, and June 30, 2015. The managed consumer loans decreased by $1,301,000 or less than 1% during 2016, previously reflecting the sale of $98,000,000 of consumer loans to a third party investors in the 2016 second quarter. Medallion Bank originates fixed rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers and home improvements located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 14.62% at June 30, 2016, an increase of 56 basis points from 14.06% at December 31, 2015, and an increase of 24 basis points from 14.38% at June 30, 2015. The increase in yield primarily reflect changes in the mix of the portfolio.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2016		March 31, 2016		December 31, 2015		June 30, 2015
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$41,019	10.4%	$29,260	7.4%	$11,880	3.0%	$3,976	1.0%

Commercial loans
Secured mezzanine	1,390	0.4	1,390	0.4	1,390	0.4	1,390	0.4
Asset-based receivables	—	0.0	—	0.0	—	0.0	99	0.0
Other secured commercial	280	0.1	876	0.2	945	0.2	945	0.3

Total commercial loans	1,670	0.5	2,266	0.6	2,335	0.6	2,434	0.7

Total loans 90 days or more past due	$42,689	10.9%	$31,526	8.0%	$14,215	3.6%	$6,410	1.7%

Total Medallion Bank loans	$34,120	3.4%	$30,217	2.9%	$17,154	1.7%	$7,230	0.8%

Total managed loans 90 days or more past due	$76,809	5.5%	$61,743	4.3%	$31,369	2.2%	$13,640	1.0%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At June 30, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

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

In general, collection efforts since the establishment of our collection department have contributed to better management of delinquencies of medallion and other secured commercial loans. The recent increases in medallion delinquencies reflected our borrowers experiencing declining cash flows due to competitive internet ride hailing services and decreases in medallion values putting stress on certain of our borrowers, all of whom we continue to work with. We have vigorously pursued strategies to offset these declines which have included adding personnel to the collection staff, receiving principal reductions as loans renew and requiring additional collateral so as to offer temporary solutions until cash flows improve. Additionally, we have had some success in assisting delinquent customers in selling their medallions to new owners putting a reasonable amount of cash equity into the sale so as to reduce our exposure on the collateral. This in turn has improved the overall cash flow to debt service ratio. Secured mezzanine delinquencies have not changed since the prior quarter. Commercial loan delinquencies have declined due to recent collection efforts. Medallion Bank delinquencies increased due to a weaker portfolio performance attributed to the increase in medallion loan delinquencies being managed as described above.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments for the 2016 and 2015 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2015	($3,438)	($2,239)	$18,640	$2,582	($18)	$28,956	$44,483
Net change in unrealized
Appreciation on investments	—	—	6,115	(7)	—	(1,585)	4,523
Depreciation on investments	(2,359)	173	305	12	(47)	—	(1,916)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	12	—	12
Losses on investments	—	348	—	—	—	—	348
Other	—	—	—	—	—	—	—

Balance March 31, 2016	(5,797)	(1,718)	25,060	2,587	(53)	27,371	47,450
Net change in unrealized
Appreciation on investments	—	—	2,213	1,538	7	(3,170)	588
Depreciation on investments	(2,758)	245	—	(8)	52	—	(2,469)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	2,346	195	—	—	—	—	2,541
Other	—	—	—	—	(6)	—	(6)

Balance June 30, 2016	($6,209)	($1,278)	$27,273	$4,117	$—	$24,201	$48,104

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$—	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	1,087	(244)	—	(3,439)	(2,596)
Depreciation on investments	(159)	514	(76)	19	—	—	298
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	—	—	—	(4,809)
Losses on investments	—	—	—	—	—	—	—

Balance March 31, 2015	(159)	(2,435)	1,900	1,383	—	35,206	35,895
Net change in unrealized
Appreciation on investments	—	—	10,600	(158)	—	(4,612)	5,830
Depreciation on investments	(324)	(68)	—	(518)	—	(56)	(966)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	—	102	—	—	—	—	102

Balance June 30, 2015	($483)	($2,401)	$12,500	$707	$—	$30,538	$40,861

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Total loans
Medallion loans	$297,367	$303,352	$308,408	$309,482
Commercial loans	88,045	82,719	81,895	75,292

Total loans	385,412	386,071	390,303	384,774
Investment in Medallion Bank and other controlled subsidiaries	180,954	168,227	159,913	141,132
Equity investments (1)	8,626	7,163	6,859	7,300
Investment securities	69,990	69,541	49,884	10,059

Net investments	$644,982	$631,002	$606,959	$543,265

Net investments at Medallion Bank and other controlled subsidiaries	$1,017,142	$1,054,524	$1,031,893	$961,748
Managed net investments	$1,512,205	$1,545,892	$1,501,555	$1,378,375

Unrealized appreciation (depreciation) on investments
Medallion loans	($6,209)	($5,797)	($3,438)	($483)
Commercial loans	(1,278)	(1,718)	(2,239)	(2,401)

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Total loans	(7,487)	(7,515)	(5,677)	(2,884)
Investment in Medallion Bank and other controlled subsidiaries	27,273	25,060	18,640	12,500
Equity investments	4,117	2,587	2,582	707
Investment securities	—	(53)	(18)	—

Total unrealized appreciation on investments	$23,903	$20,079	$15,527	$10,323

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($31,205)	($27,807)	($24,582)	($20,443)

Managed total unrealized depreciation on investments	($7,302)	($7,728)	($9,055)	($10,120)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(2.05%)	(1.88%)	(1.10%)	(0.16%)
Commercial loans	(1.43)	(2.03)	(2.66)	(3.09)
Total loans	(1.91)	(1.91)	(1.43)	(0.74)
Investment in Medallion Bank and other controlled subsidiaries	17.75	17.50	13.19	9.72
Equity investments	91.29	56.49	60.39	10.72
Investment securities	—	(0.08)	(0.04)	—
Net investments	3.85	3.29	2.63	1.94

Net investments at Medallion Bank and other controlled subsidiaries	(3.01%)	(2.60%)	(2.35%)	(2.10%)
Managed net investments	(0.48%)	(0.50%)	(0.60%)	(0.73%)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Realized gains (losses) on loans and equity investments
Medallion loans	$(2,347)	$—	$(2,347)	$—
Commercial loans	(149)	(171)	(539)	(169)

Total loans	(2,496)	(171)	(2,886)	(169)
Investment in Medallion Bank and other controlled subsidiaries	(4)	495	161	8,158
Equity investments	205	—	208	234
Investment securities	(23)	—	11	—

Total realized gains (losses) on loans, equity investments and controlled subsidiaries	(2,318)	324	(2,506)	8,223

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	485	(1,781)	(2,428)	(3,882)

Total managed realized gains (losses) on loans and equity investments	($1,833)	($1,457)	($4,934)	$4,341

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(3.08)%	—%	(1.53)%	—%
Commercial loans	(0.70)	(0.89)	(1.25)	(0.45)
Total loans	(2.56)	(0.18)	(1.47)	(0.09)
Investment in Medallion Bank and other controlled subsidiaries	(0.01)	1.54	(0.22)	12.61
Equity investments	18.24	—	9.29	7.55
Investment securities	(0.13)	—	0.04	—
Net investments	(1.52)	0.25	(0.84)	3.16

Net investments at Medallion Bank and other controlled subsidiaries	0.18	(0.75)	(0.46)	(0.84)
Managed net investments	(0.48%)	(0.43%)	(0.65%)	0.66%

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$1,546	($158)	$1,539	($326)
Unrealized depreciation	(2,469)	(910)	(4,708)	(612)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	9,840	9,066	18,308	11,449
Realized gains	—	—	12	(4,809)
Realized losses	2,541	102	2,889	102
Net unrealized gains (losses) on investments other than securities and other assets	(3,170)	(4,668)	(4,755)	(8,107)

Total	$8,288	$3,432	$13,285	($2,303)

Net realized gains (losses) on investments
Realized gains	$—	$—	$34	$4,809
Realized losses	(2,541)	(102)	(2,889)	(102)
Other gains	205	495	369	3,583
Direct recoveries (chargeoffs)	18	(69)	(20)	(67)
Realized gains on investments other than securities and other assets	—	—	—	—

Total	($2,318)	$324	($2,506)	$8,223

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 28%, 26%, and 26% of our total portfolio at June 30, 2016, December 31, 2015, and June 30, 2015. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $3,000,000 in 2016 and $8,000,000 in 2015. Separately, Medallion Bank declared dividends to us of $3,000,000 in the 2016 six months, and $5,000,000 and $10,000,000 in the 2015 quarter and six months periods. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at June 30, 2016, December 31, 2015, and June 30, 2015. Equity investments were 1%, less than 1%, and 1% of our total managed portfolio at June 30, 2016, December 31, 2015, and June 30, 2015. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 11%, 8%, and 2% of our total portfolio at June 30, 2016, December 31, 2015, and June 30, 2015. Investment securities were 7%, 6%, and 3% of our total managed portfolio at June 30, 2016, December 31, 2015, and June 30, 2015. The investment securities are primarily United States Treasury bills purchased by us, and adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2016 and 2015. Our average balances increased reflecting recent portfolio growth and Medallion Bank’s average balances increased, reflecting the strong growth in the consumer loan portfolio. The increase in borrowing costs reflected the increase of interest rates and changes in our lending mix, and Medallion Bank’s reflected a lengthening of the maturity profile of its certificates of deposit.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2016
Revolving lines of credit	$711	$130,634	2.19%	$1,411	$130,609	2.17%
Notes payable to banks	767	109,386	2.82	1,576	114,522	2.77
Retail, notes	704	27,525	10.29	704	13,762	10.29
SBA debentures	786	78,447	4.03	1,514	77,345	3.94
Preferred securities	232	33,000	2.83	452	33,000	2.75
Margin loans	168	49,246	1.37	242	34,643	1.40

Total	$3,368	$428,238	3.16	$5,899	$403,881	2.94

Medallion Bank borrowings	$2,957	$951,651	1.25	$5,703	$932,398	1.23

Total managed borrowings	$6,325	$1,379,889	1.84	$11,602	$1,336,279	1.75

June 30, 2015
Revolving lines of credit	$608	$120,618	2.02%	$1,185	$121,099	1.97%
Notes payable to banks	828	126,066	2.64	1,600	123,584	2.61
SBA debentures	707	66,776	4.25	1,373	67,198	4.12
Preferred securities	200	33,000	2.44	397	33,000	2.42
Margin loans	—	89	1.19	—	44	1.19

Total	$2,343	$346,549	2.71	$4,555	$344,925	2.66

Medallion Bank borrowings	$2,134	$819,309	1.05	$4,161	$809,444	1.04

Total managed borrowings	$4,477	$1,165,858	1.54	$8,716	$1,154,369	1.52

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act, or SBIA, and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2016 and 2015, short-term adjustable rate debt constituted 76% and 73% of total debt, and was 24% and 22% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on an annual basis. Our analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from nonfinancial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $1,600,000 was recorded in the 2016 second quarter as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations. See Note 3 for additional information about Medallion Bank.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Statement of operations
Investment income	$5,836	$10,838	$14,822	$22,669
Interest expense	3,368	2,343	5,899	4,555

Net interest income	2,468	8,495	8,923	18,114
Noninterest income	21	110	61	166
Operating expenses	3,891	4,275	8,347	9,046

Net investment income (loss) before income taxes	(1,402)	4,330	637	9,234
Income tax (provision) benefit	—	—	—	—

Net investment income (loss) after income taxes	(1,402)	4,330	637	9,234
Net realized gains (losses) on investments	(2,318)	324	(2,506)	8,223
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	9,840	9,066	18,308	6,640
Net change in unrealized depreciation on investments other than securities	(3,170)	(4,612)	(4,755)	(8,051)
Net change in unrealized appreciation (depreciation) on investments (1)	1,618	(1,022)	(268)	(892)

Net increase in net assets resulting from operations	$4,568	$8,086	$11,416	$15,154

Per share data
Net investment income	($0.06)	$0.18	$0.03	$0.38
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	(0.09)	0.01	(0.10)	0.33
Net change in unrealized appreciation (depreciation) on investments (1)	0.34	0.14	0.54	(0.09)

Net increase in net assets resulting from operations	$0.19	$0.33	$0.47	$0.62

Distributions declared per share	$0.05	$0.25	$0.30	$0.50

Weighted average common shares outstanding
Basic	24,209,556	24,427,972	24,192,555	24,437,145
Diluted	24,265,565	24,502,243	24,248,454	24,522,434

Balance sheet data	June 30, 2016	December 31, 2015
Net investments	$644,982	$606,959
Total assets	730,718	689,050
Total funds borrowed	446,720	404,540
Total liabilities	453,067	410,962
Total shareholders’ equity	277,651	278,088

Managed balance sheet data (2)
Net investments	$1,512,205	$1,501,555
Total assets	1,739,869	1,631,118
Total funds borrowed	1,419,940	1,313,436
Total liabilities	1,462,219	1,353,030

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	(0.78)%	2.75%	0.18%	2.95%
Net increase in net assets resulting from operations	2.54	5.13	3.27	4.84
Return on average equity (ROE) (4)
Net investment income after taxes	(2.03)	6.30	0.46	6.73
Net increase in net assets resulting from operations	6.62	11.77	8.25	11.05

Weighted average yield	3.70%	8.25%	4.85%	8.68%
Weighted average cost of funds	2.14	1.79	1.93	1.74

Net interest margin (5)	1.57	6.46	2.92	6.94

Noninterest income ratio (6)	0.01%	0.08%	0.02%	0.06%
Total expense ratio (7)	4.61	5.04	4.66	5.21
Operating expense ratio (8)	2.47	3.25	2.73	3.46

As a percentage of net investment portfolio	June 30, 2016	December 31, 2015
Medallion loans	46%	51%
Commercial loans	14	14
Investment in Medallion Bank and other controlled subsidiaries	28	26
Equity investments	1	1
Investment securities	11	8

Investments to assets (9)	88%	88%
Equity to assets (10)	38	40
Debt to equity (11)	161	145

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $0 and $0 in the three and six months ended June 30, 2016, and $0 and $266 for the comparable 2015 periods, and also included $3,000 of dividends from Medallion Bank for the six months ended June 30, 2016, and $5,000 and $10,889 for the 2015 quarter and six months. On a managed basis, combined with Medallion Bank, the net interest margin was 6.71% and 6.75% for the three and six months ended June 30, 2016, and was 6.93% and 7.05% for the comparable 2015 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2016 Second Quarter and Six Months compared to the 2015 periods

Net increase in net assets resulting from operations was $4,568,000 or $0.19 per diluted common share and $11,416,000 or $0.47 in the 2016 second quarter and six months, down $3,518,000 or 44% and $3,738,000 or 25% from $8,086,000 or $0.33 per share and $15,154,000 or $0.62 in the 2015 second quarter and six months, primarily reflecting lower dividend income from controlled subsidiaries and higher interest expenses, offset by lower operating expenses and higher realized/unrealized gain on noninterest income. Net investment income (loss) after income taxes was ($1,402,000) or ($0.06) per share and $637,000 or $0.03 in the 2016 quarter and six months, down $5,732,000 or 132% and $8,597,000 or 93% from $4,330,000 or $0.18 per share and $9,234,000 or $0.38 in the 2015 quarter and six months.

Investment income was $5,836,000 and $14,822,000 in the 2016 second quarter and six months, down $5,002,000 or 46% and $7,847,000 or 35% from $10,838,000 and $22,669,000 in the year ago periods. This included $0 and $3,000,000 in dividends from Medallion Bank in the 2016 quarter and six months, compared to $5,000,000 and $10,889,000 in the comparable 2015 periods. The yield on the investment portfolio was 3.70% in the 2016 quarter, down 55% from 8.25% in 2015, and was 4.85% in the 2016 six months, down 44% from 8.68% in the 2015 six months. Excluding interest and dividends in prior year, the 2016 second quarter and six month yields were down 17% and 12% from 3.7% and 3.87%, compared to 4.44% and 4.41% in the 2015 quarter and six months, reflecting changes in the portfolio mix. Average investments outstanding were up 20% to $634,025,000 in the 2016 quarter and were up 17% to $614,669,000 in the six months, from $527,032,000 and $526,515,000 in the year ago periods, primarily reflecting portfolio growth.

Medallion loans were $297,367,000 at quarter end, down $12,115,000 or 4% from $309,482,000 a year ago, representing 46% of the investment portfolio compared to 57% a year ago, and were yielding 4.10% compared to 4.06% a year ago, an increase of 1%, reflecting portfolio shrinkage and the repricing of the existing portfolio to higher current market interest rates. The decrease in outstandings was primarily concentrated in the New York and Chicago markets, and reflected management’s decision to cull weaker and less profitable borrowers from the portfolio. The managed medallion loan portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $641,209,000 at quarter end, down $48,432,000 or 7% from $689,641,000 a year ago, reflecting the above.

The commercial loan portfolio was $88,045,000 at quarter end, compared to $75,292,000 a year ago, an increase of $12,753,000 or 17%, and represented 14% of the investment portfolio in both years. The increase primarily reflected growth in the high-yield mezzanine portfolio and commercial secured. Commercial loans yielded 12.90% at quarter end, up 5% from 12.23% a year ago, primarily reflecting the change in portfolio mix and higher yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $124,617,000 at quarter end, up $13,946,000 or 13% from $110,671,000 a year ago, primarily reflecting the changes described above, and further decreases and reserve increases in the asset-based loan portfolio at Medallion Bank. Approximately $11,652,000 of asset-based loans ($6,991,000 after valuation adjustments) has been reclassified to other assets awaiting the outcome of legal proceedings as described further on page 46. Investments in Medallion Bank and other controlled subsidiaries were $180,954,000 at quarter end, up $39,822,000 or 28% from $141,132,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments, capital contributions made, dividends paid, portfolio sales, and net appreciation, and which represented 28% of the investment portfolio, compared to 26% a year ago, and which yielded 7.16% at quarter end, compared to 14.77% a year ago, primarily reflecting the levels of dividends from Medallion Bank in the respective periods. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $8,626,000 at quarter end, up $1,326,000 or 18% from $7,300,000 a year ago, primarily reflecting increased equity investment and portfolio appreciation and represented 1% of the investment portfolio at both quarter ends, and had a dividend yield of 0.65%, compared to 0.68% a year ago. Investment securities were $69,990,000 at quarter end, up $59,931,000 or 596% from $10,059,000 a year ago, representing 11% of the net investment portfolio compared to 2% in the prior year quarter, and had a yield of 0.24% compared to 0.63% a year ago, reflecting new investment activity. See page 44 for a table that shows balances and yields by type of investment.

Interest expense was $3,368,000 and $5,899,000 in the 2016 quarter and six months, up $1,025,000 or 44% and $1,344,000 or 30% from $2,343,000 and $4,555,000 in the 2015 periods. The increase in interest expense was primarily due to increased borrowing levels and a higher average cost of borrowings. The cost of borrowed funds was 3.16% and 2.94% in the 2016 quarter and six months, compared to 2.71% and 2.66% in the year ago periods, an increase of 17% and 11%, reflecting the changes in our funding mix. Average debt outstanding was up 24% to $428,238,000 for the 2016 quarter, and was up 17% to $403,881,000 in the six months, compared to $346,549,000 and $344,924,000 in the year ago periods, primarily reflecting increased borrowings required to fund portfolio growth and investment activity. See page 51 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $2,468,000 and $8,923,000 and the net interest margin was 1.57% and 2.92% for the 2016 second quarter and six months, down $6,027,000 or 71% and $9,191,000 or 51% from $8,495,000 and $18,114,000 a year ago, which represented net interest margins of 6.47% and 6.94% all reflecting the items discussed above.

Noninterest income, which is comprised of management fees, late charges, servicing fees, prepayment fees, and other miscellaneous income was $21,000 and $61,000 in the 2016 second quarter and six months, down $89,000 or 81% and $105,000 or 63% from $110,000 and $166,000 a year ago, primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank, and lower prepayment fees.

Operating expenses were $3,891,000 and $8,347,000 in the 2016 second quarter and six months, down $384,000 or 9% and $699,000 or 8% from $4,275,000 and $9,046,000 in the 2015 periods. Salaries and benefits expense was $2,668,000 and $5,777,000 in the second quarter and six months, down $307,000 and $541,000 or 10% and 9% from $2,975,000 and $6,318,000 in 2015, primarily reflecting lower salaries and bonus accruals, partially related to lower headcount from closed operations in the current quarter and executives’ departure over the last year and a half and six months. Professional fees were $331,000 and $766,000 in the quarter and six months, down $36,000 or 10% and $12,000 or 2% from $367,000 and $778,000 a year ago, primarily reflecting lower legal expenses for a variety of corporate and investment-related matters. Occupancy expense was $205,000 and $408,000 in the quarter and six months, down $14,000 or 6% and $41,000 or 9% from $219,000 and $449,000 in the 2015 periods, primarily reflecting savings from rent previously allocated to a sold unconsolidated portfolio company. Other operating expenses of $687,000 and $1,396,000 in 2016 were down $27,000 or 4% and $105,000 or 7% from $714,000 and $1,501,000 a year ago, primarily reflecting lower printing, computer, and other operating expenses.

Income tax expense was $0 in the 2016 and 2015 second quarters and six months.

Net change in unrealized appreciation on investments was $8,288,000 and $13,285,000 in the 2016 second quarter and six months, compared to appreciation of $3,432,000 and depreciation of $2,303,000 in the 2015 second quarter and six months, an increase in appreciation of $4,856,000 or 141% in the quarter and $15,588,000 or 677% in the six months. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $1,552,000 and $5,023,000 in the 2016 quarter and six months, compared to depreciation of $5,634,000 and $8,943,000 in the 2015 periods, resulting in decreased depreciation of $4,082,000 and $3,920,000 in the 2016 quarter and six months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2016 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $9,840,000 ($18,308,000 in the six months) and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,541,000 ($2,901,000 in the six months), partially offset by net depreciation on foreclosed property of $3,170,000 ($4,755,000 in the six months), net unrealized depreciation on equity investments, investment securities and loans of $923,000 ($3,169,000 of net depreciation in the six months.) The

2015 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $9,066,000 ($6,640,000 in the six months) and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $102,000 ($102,000 in the six months), partially offset by net depreciation on foreclosed property of $4,612,000 ($8,051,000 in the six months), net unrealized depreciation on equity investments of $676,000 ($901,000 in the six months), unrealized depreciation on loans of $392,000 ($37,000 in the six months), and net depreciation on other assets of $56,000 ($56,000 in the six months). The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $0 and $3,000,000 in the 2016 second quarter and six months, and were $5,000,000 and $10,889,000 in the comparable 2015 periods.

Our net realized losses on investments were $2,318,000 and $2,506,000 in the 2016 quarter and six months, compared to gains of $324,000 and $8,223,000 in the 2015 quarter and six months, an increase in realized losses of $2,642,000 in the quarter and $10,729,000 in the six months. The 2016 activity reflected the direct charge offs on investments.

Our net realized/unrealized gains on investments were $5,970,000 and $10,779,000 in the 2016 quarter and six months, compared to $3,756,000 and $5,920,000 in the 2015 periods, an increase of $2,214,000 or 59% in the quarter and $4,859,000 or 82% in the of six months, of net gains in the 2016 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $79,985,000 with a weighted average interest rate of 3.63%, constituting 18% of our total indebtedness as of June 30, 2016. Also, as of June 30, 2016, portions of the adjustable rate debt with banks repriced at intervals of as long as two months, and certain of the certificates of deposit were for terms of up to 57 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at June 30, 2016, compared to the respective positions at the end of 2015 and 2014. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2016 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$3,229	$—	$—	$—	$—	$—	$—	$3,229
Adjustable rate	17,502	8,175	—	—	—	—	—	25,677
Fixed-rate	238,986	94,487	39,689	23,722	25,772	1,908	9,174	433,738
Cash	39,650	—	—	—	—	—	—	39,650

Total earning assets	$299,367	$102,662	$39,689	$23,722	$25,772	$1,908	$9,174	$502,294

Interest bearing liabilities
Revolving lines of credit	$130,634	$—	$—	$—	$—	$—	$—	$130,634
Notes payable to banks	106,374	32	37	—	40	—	—	106,483
SBA debentures	2,500	—	3,000	—	15,985	—	58,500	79,985
Unsecured note	—				33,625			33,625
Preferred securities	33,000	—	—	—	—	—	—	33,000
Margin loans	62,993	—	—	—	—	—	—	62,993

Total liabilities	$335,501	$32	$3,037	$—	$49,650	$—	$58,500	$446,720

Interest rate gap	($36,134)	$102,630	$36,652	$23,722	($23,878)	$1,908	($49,326)	$55,574

Cumulative interest rate gap (2)	($36,134)	$66,496	$103,148	$126,870	$102,992	$104,900	$55,574	—

December 31, 2015 (2)	($114,848)	$19,834	$86,273	$102,726	$125,935	$114,139	$71,928	—
December 31, 2014 (2)	($160,108)	($47,283)	$73,765	$108,360	$124,790	$131,736	$84,006	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (7%), (24%), and (37%), as of June 30, 2016 and December 31, 2015 and 2014, and was (4%), (14%), and (19%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year positive (negative) interest rate gap and related ratio of $13,754 or 3% for June 30, 2016, compared to ($43,838) or (9%) and ($53,066) or (12%) for December 31, 2015 and 2014, and was $31,485 or 2%, ($77,488) or (5%), and ($28,650) or (2%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $502,294,000 and interest rate sensitive liabilities were $446,720,000 at June 30, 2016. The one-year cumulative interest rate gap was a negative $36,159,000 or 7% of interest rate sensitive assets, compared to a negative $114,848,000 or 24% at December 31, 2015 and $160,108,000 or 37% at December 31, 2014. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $13,754,000 or 3% at June 30, 2016. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,651,542,000 and interest rate sensitive liabilities were $1,419,965,000 at June 30, 2016. The one year cumulative interest rate gap was a negative $58,978,000 or 4% of interest rate sensitive assets, compared to a negative $220,686,000 or 14% and $257,578,000 or 19% at December 31, 2015 and 2014. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $31,485,000 or 2% at June 30, 2016.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $140,000,000 of notional value of principal from various multinational banks, with termination dates ranging to September 2018. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 for the three and six months ended June 30, 2016, and $32,000 for the comparable 2015 periods, and all are carried at $0 on the balance sheet at June 30, 2016.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Bank. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. There were $7,500,000 of unfunded commitments from the SBA, $3,500,000 of which would be issued without further capital contribution from the Company.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $42,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at June 30, 2016. See Note 4 to the consolidated financial statements on page 20 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$130,634	29.24%	2.09%
Notes payable to banks	106,483	23.84	2.76
SBA debentures	79,985	17.90	3.63
Margin loan	62,993	14.10	1.47
Unsecured note	33,625	7.53	9.00
Preferred securities	33,000	7.39	2.81

Total outstanding debt	$446,720	100%	3.01

Deposits and other borrowings at Medallion Bank	973,220	—	1.10%
Total outstanding debt, including Medallion Bank	$1,419,940	—	1.70

(1)	Weighted average contractual rate as of June 30, 2016.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at June 30, 2016.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$130,634	$—	$—	$—	$—	$—	$130,634
Notes payable to banks	106,374	32	37	—	40	—	106,483
SBA debentures	—	—	3,000	—	15,985	61,000	79,985
Margin loan	62,993	—	—	—	—	—	62,993
Unsecured note	—	—	—	—	33,625	—	33,625
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$300,001	$32	$3,037	$—	$49,650	$94,000	$446,720

Deposits and other borrowings at Medallion Bank	438,328	305,441	143,115	70,249	16,087	—	973,220

Total, including Medallion Bank	$738,329	$305,473	$146,152	$70,249	$65,737	$94,000	$1,419,940

Most of the Company’s borrowing relationships have maturity dates during 2016. The Company has been in active and ongoing discussions with each of these lenders and has extended each of the facilities as they matured. In every case, the lenders have worked with the Company to extend and change the terms of the borrowing agreements. The Company has arranged for changes to the terms of the notes and payment and borrowing base calculations which the Company anticipates will facilitate its operations for the foreseeable future. See also note 14, for a discussion of the new lending arrangements to date.

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000, and $1,600,000 was recorded in the 2016 second quarter was thereby recorded in 2015 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the year ended December 31, 2015. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of June 30, 2016 by $1,693,000 on an annualized basis, compared to a positive impact of $692,000 at December 31, 2015, and the impact of such an immediate increase of 1% over a one year period would have been ($159,000) at June 30, 2016, compared to ($1,855,000) at December 31, 2015. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2016. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI		MBC	FSVC	MB	6/30/2016 Total	12/31/2015
Cash	$10,762 (1)	$21,793 (2)	$3,383		$1,506	$2,206	$—	$39,650	$30,912
Bank loans	82,954	23,280	—		—	249	—	106,483	122,429
Average interest rate	2.64%	3.15%	—		—	6.03%	—	2.76%	2.60%
Maturity	7/16-6/17	2/16-12/20	—		—	1/17-11/18	—	2/16-12/20	2/16-12/20
Preferred securities	33,000	—	—		—	—	—	33,000	33,000
Average interest rate	2.81%	—	—		—	—	—	2.81%	2.58%
Maturity	9/37	—	—		—	—	—	9/37	9/37
Unsecured note	33,625	—	—		—	—	—	33,625	—
Average interest rate	9.00%							9.00%
Maturity	4/21							4/21
Bank loans	—	130,634	—		—	—	—	130,634	129,518
Average interest rate	—	2.09%	—		—	—	—	2.09%	2.05%
Maturity	—	12/16	—		—	—	—	12/16	12/16
Margin loan	62,993	—	—		—	—	—	62,993	45,108
Average interest rate	1.47%	—	—		—	—	—	1.47%	1.48%
Maturity	N/A	—	—		—	—	—	N/A	N/A
SBA debentures	—	—	54,000		—	33,485	—	87,485	77,485
Amounts undisbursed	—	—	7,500	(3)	—	—	—	7,500	3,000
Amounts outstanding	—	—	46,500		—	33,485	—	79,985	74,485
Average interest rate	—	—	3.42%		—	3.92%	—	3.63%	3.52%
Maturity	—	—	3/21-9/26		—	3/19-9/23	—	3/19-9/26	3/19-3/26

Total debt outstanding	$212,572	$153,914	$46,500		$—	$33,734	$—	$446,720	$404,540

Including Medallion Bank
Cash	—	—	—		—	—	$112,914	$112,914	$23,094
Deposits and other borrowings	—	—	—		—	—	973,220	973,220	908,896
Average interest rate	—	—	—		—	—	1.10%	1.10%	1.04%
Maturity	—	—	—		—	—	7/16-4/21	7/16-4/21	1/16-12/20

Total cash	$10,762	$21,793	$3,383		$1,506	$2,206	$112,914	$152,564	$30,912

Total debt outstanding	$212,572	$153,914	$46,500		$—	$33,734	$973,220	$1,419,940	$1,313,436

(1)	$7,835 is pledged to a lender of an affiliate.
(2)	$20,559 is included in borrowing base calculation in connection with Trust III’s credit agreement with DZ Bank.
(3)	$4,000 of this requires a $2,000 capital contribution from the Company.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We generate liquidity through deposits generated at Medallion Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis. Also, Medallion Bank is not a RIC, and therefore is able to retain earnings to finance growth.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09. “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 enhances the reporting model for stock compensation and provides users of financial statements with more decision-useful information. ASU 2016-09 simplifies guidance on several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update, as amended, is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We do not believe this update will have a material impact on our financial condition.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of ASU 2010-01 is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We do not believe this update will have a material impact on our financial condition.

Common Stock

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of August 8, 2016, there were approximately 302 holders of record of our common stock.

On August 8, 2016, the last reported sale price of our common stock was $6.06 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2016	DISTRIBUTIONS DECLARED	HIGH	LOW
Second Quarter	$0.05	$9.42	$7.00
First Quarter	0.25	9.90	6.11
2015
Fourth Quarter	$0.25	$8.76	$6.36
Third Quarter	0.25	9.23	6.17
Second Quarter	0.25	11.01	8.35
First Quarter	0.25	10.80	9.06

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through December 31, 2014	576,143	10.21	576,143	14,120,043
January 1 through December 31, 2015	413,193	7.77	413,193	24,398,115
January 1 through June 30, 2016	—	—	—	24,398,115

Total	2,569,951	8.97	2,569,951

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 2016, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than May 2016 and were to conclude 180 days after the commencement of the purchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2016. In addition, based on our evaluation as of June 30, 2016, there have been no changes that occurred during the 2016 six months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been recent changes in the taxicab and for-hire vehicle industries that have resulted in increased competition in all of our taxi medallion markets. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. According to the Taxi and Limousine Commission, or TLC, between January 2015 and July 2016, approximately 18,500 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to approximately 78,800 as of July 31, 2016, a 35% increase from January 2015.

In addition, the New York State legislature enacted a law on December 21, 2011, which was amended on February 17, 2012, to permit cars for-hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law the TLC has issued approximately 8,900 Street Hail Livery licenses since June 2013, of which approximately 5,600 are active.

TLC annualized data through December 2015 has shown a 8.5% reduction in the average daily New York City taxicab fare totals, including tips, compared to the same period in 2014, and an 11.33% reduction in the average daily number of New York City taxicab trips. Such reductions in fare totals and taxicab trips are likely the result of a combination of ridesharing apps, Street Hail Livery licenses, and other forms of public transportation.

As of June 30, 2016, 11.6% of our managed medallion loan portfolio and 13.5% of our on-balance sheet loan portfolios was 90 days or more past due, compared to 4.1% and 3.8% at December 31, 2015. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. Increased competition from ridesharing apps and Street Hail Livery licenses has reduced our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions and the value of taxicab medallions. If these trends continue and intensify, there would be a material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure would have a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, over the past 20 years New York City taxicab medallions had appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions in 2014. Over approximately the last two years, however, taxicab medallions have declined in value. Since the September 30, 2014 peak valuation, the value of New York City taxicab medallions decreased by approximately 46% for individual medallions and 43% for corporate medallions. As reported by the TLC, individual (owner-driver) medallions sold for approximately $572,000 and corporate medallions sold for approximately $750,000 as of June 30, 2016.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. The Chicago medallions had appreciated in value from $50,000 in 2003 to approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxicab medallions. The medallion sale transactions reported by the City of Chicago during the last six months have been unrepresentative of a liquid market, and have not been considered for valuation purposes.

Decreases in the value of our medallion loan collateral has resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of all of our medallion loans was approximately 85% as of June 30, 2016 and 76% as of December 31, 2015. If taxicab medallion values continue to decline, there would be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral would be diminished, which would result in material losses on defaulted medallion loans which would have a material adverse effect on our business. A substantial decrease in the value of our Chicago medallions purchased out of foreclosure would adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we would realize less than the value at which we had previously recorded such medallions.

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

As of June 30, 2016, we had $446,720,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.01% at June 30, 2016, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $973,220,000 of outstanding indebtedness at a weighted average borrowing cost of 1.10%.

Most of our relationships have maturity dates during 2016. We have been in active and ongoing discussions with each of these lenders and has extended each of the facilities as they matured. In every case, the lenders have worked with us to extend and change the terms of the borrowing agreements. See also note 14, for a discussion of the new lending arrangements to date.

Failure to obtain an extension of our existing credit facilities or failure to obtain additional revolving credit facilities could have a material adverse effect on our results of operations and financial position.

We utilize secured revolving credit facilities and other facilities to fund our investments. We cannot guarantee that our credit facilities will continue to be available beyond their current maturity dates on reasonable terms or at all or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. Certain of our revolving credit facilities have converted to term loans. Obtaining additional revolving credit facilities or other alternative sources of financing may be difficult and we cannot guarantee that we will be able to do so on terms favorable to us or at all. The availability of revolving credit facilities depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of the banks that participate in our credit facilities and the availability of bank liquidity in general. If the credit facilities are not renewed or extended by our lenders by their maturity dates, we will not be able to make further borrowings under the facilities after they mature and the outstanding principal balances under such facilities will be due and payable at maturity. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, our financial condition would be adversely affected and our lenders may foreclose on the property securing such indebtedness. If we are unable to extend or replace these facilities or arrange new credit facilities or other types of interim financing, we may need to curtail or suspend loan origination and funding activities which could have a material adverse effect on our results of operations and financial position.

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

In New York City, Chicago, Boston, and other markets where we originate medallion loans, taxicab fares are generally set by government agencies. Expenses associated with operating taxicabs are largely unregulated. As a result, the ability of taxicab operators to recoup increases in expenses is limited in the short term. Escalating expenses, such as rising gas prices and an increase in interest rates, can render taxicab operations less profitable, could cause borrowers to default on loans from us and would adversely affect the value of our collateral.

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

Since our investments in assets that are not “qualifying assets” exceeded 30% of our total assets as of June 30, 2016, we are precluded from making any follow-on investments in Medallion Bank and our City of Chicago taxicab medallions purchased out of foreclosure, and could be precluded from investing in what we believe are attractive investments, which could have a material adverse effect on our business.

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in investments other than securities on the consolidated balance sheet, are non-qualifying assets. As of June 30, 2016, the percentage of our total assets that were invested in non-qualifying assets were up to 30.7% on an unconsolidated basis and up to 28.9% on a consolidated basis. We did not satisfy the requirement that no more than 30% of our total assets be comprised of non-qualifying assets, and are currently not permitted to acquire any non-qualifying assets. We are therefore unable to make any investments in non-qualifying assets, including follow-on investments in Medallion Bank and our City of Chicago taxicab medallions purchased out of foreclosure. As a result of such failure, we could also be precluded from investing in what we believe are attractive investments or could be required to dispose of non-qualifying assets at times or on terms that may be disadvantageous to us. We would also not be able to support Medallion Bank’s capital requirements, if any, and Medallion Bank may also not be able to grow as quickly because we are precluded from providing additional funding to Medallion Bank. Any of the foregoing consequences could have a material adverse effect on us. If we purchase a non-qualifying asset after failing to satisfy the requirement that no more than 30% of our total assets be comprised of non-qualifying assets, then we would be deemed to be in violation of the 1940 Act and the violation could also result in an event of default on our debt obligations. In addition, if we are found to be in violation of the requirements applicable to business development companies under the 1940 Act, we could be unable to qualify as a RIC under the Code.

We are exploring measures to return the amount of qualifying assets to at least 70% of our total assets. However, we cannot guarantee that we will be able to do so. At the end of each fiscal quarter, we may take proactive steps to prospectively preserve investment flexibility in the next quarter which is assessed against our total assets at our most recent quarter end. We can accomplish this in many ways including purchasing US Treasury bills or other investment-grade debt securities, and closing out our position on a net cash basis subsequent to quarter end. However, if such proactive measures are ineffective or our primary investments are deemed not to be qualifying assets, or if the fair value of our non-qualifying assets increases or is determined to be higher than previously determined, or if the fair value of our qualifying assets decreases or is determined to be lower than previously determined, we could continue to fail to satisfy the requirement that no more than 30% of our total assets be comprised of non-qualifying assets.

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

The Code’s diversification requirements may limit our ability to expand our business, and our inability to meet such requirements could have a material adverse effect on our business.

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. We monitor our compliance with these asset tests and any other investment concentrations in conjunction with the diversification tests. As of June 30, 2016, our largest investment subject to this test was our investment in Medallion Bank, representing 26.2% of our RIC assets, and no other investments were more than 5% of our RIC assets. We are currently evaluating options that could enable us to either cure our failure of the 25% asset diversification test or meet the criteria for an exception to such test in order to maintain our RIC status. We cannot guarantee that we will be successful in curing such failure or meeting the criteria for such an exception. If we are able to cure this failure or meet the criteria for an exception to the asset diversification test, we may be restricted from investing additional capital in Medallion Bank. Our inability to cure the failure or meet the criteria for an exception to the asset diversification test would result in us not being eligible to file our tax returns as a RIC for 2016.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, market conditions for loans (e.g., values used by other lenders and any active bid/ask market), comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is above its cost basis. As of June 30, 2016, our net unrealized appreciation on investments was $23,903,000 or 3.85% of our investment portfolio, and the appreciation on our investments other than securities and other assets was $24,201,000 or 261% of our investments other than securities.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of June 30, 2016 by approximately $1,693,000 on an annualized basis, compared to a positive impact of $692,000 at December 31, 2015, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($159,000) at June 30, 2016, compared to ($1,855,000) at December 31, 2015. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of June 30, 2016, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans, which in turn represented 41% of our managed net investment portfolio. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary Chapter 7 case to a Chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At June 30, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. See page 46 for additional information regarding this matter.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of June 30, 2016 and December 31, 2015. Filed herewith.

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

Date: August 9, 2016

By:	/s/ Alvin Murstein

Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.