Form 10-Q
period 2016-09-30
MEDALLION FINANCIAL CORP
filed 2016-11-10
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 8, 2016 was 24,183,065.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 4%, and our commercial loan portfolio at a compound annual growth rate of 3% (8% and 4% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,634,000,000 as of September 30, 2016, and $1,655,000,000 and $1,621,000,000 as of December 31, 2015 and September 30, 2015, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $263,060,000 or $14.66 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $518,262,000 as of September 30, 2016, well in excess of the $298,869,000 currently on the books of Medallion Bank. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

Our diversified investments in other controlled subsidiaries are comprised of Medallion Fine Art, Inc., Medallion Motorsports, LLC, and LAX Group, LLC. In addition, we make both marketable and nonmarketable equity investments through our subsidiaries.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2016.

Our consolidated balance sheet as of September 30, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and nine months ended September 30, 2016 and 2015 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months September 30, 2016 and 2015, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income on investments	$4,290	$4,633	$13,676	$14,859
Dividend income from controlled subsidiaries	—	5,000	3,000	15,889
Interest income from affiliated investments	815	409	2,153	805
Interest income from controlled subsidiaries	99	258	504	681
Medallion lease income	53	351	481	1,059
Dividend income from affiliated investments	—	—	201	—
Dividends and interest income on short-term investments	12	14	76	41

Total investment income	5,269	10,665	20,091	33,334

Total interest expense(1)	3,373	2,402	9,273	6,957

Net interest income	1,896	8,263	10,818	26,377

Total noninterest income	104	121	165	287

Salaries and benefits	3,039	2,916	8,816	9,234
Professional fees	575	374	1,341	1,153
Occupancy expense	294	221	702	669
Other operating expenses (2)	698	637	2,093	2,138

Total operating expenses	4,606	4,148	12,952	13,194

Net investment income (loss) before income taxes(3)	(2,606)	4,236	(1,969)	13,470
Income tax (provision) benefit	—	—	—	—

Net investment income (loss) after income taxes	(2,606)	4,236	(1,969)	13,470

Net realized gains (losses) on investments(4)	2,499	353	(7)	8,576

Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	25,913	6,648	44,221	13,288
Net change in unrealized depreciation on investments other than securities	(14,107)	(1,570)	(18,862)	(9,621)
Net change in unrealized appreciation (depreciation) on investments	(6,656)	(2,355)	(6,925)	(3,247)

Net unrealized appreciation (depreciation) on investments	5,150	2,723	18,434	420

Net realized/unrealized gains on investments	7,649	3,076	18,427	8,996

Net increase in net assets resulting from operations	$5,043	$7,312	$16,458	$22,466

Net increase in net assets resulting from operations per common share
Basic	$0.21	$0.30	$0.68	$0.92
Diluted	0.21	0.30	0.68	0.92

Distributions declared per share	$0.05	$0.25	$0.35	$0.75

Weighted average common shares outstanding
Basic	24,136,807	24,290,502	24,173,898	24,387,726
Diluted	24,184,518	24,340,913	24,227,068	24,461,390

(1)	Average borrowings outstanding were $363,943 and $390,471, and the related average borrowing costs were 3.69% and 3.17% for the 2016 third quarter and nine months, and were $365,064, $351,838, 2.61%, and 2.64% for the comparable 2015 periods.
(2)	See Note 7 for the components of other operating expenses.
(3)	Includes $394 and $980 of net revenues received from Medallion Bank for the three and nine months ended September 30, 2016, and $314 and $750 for the comparable 2015 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 10 for additional information.
(4)	There were no net losses on investment securities of affiliated issuers for the three and nine months ended September 30, 2016 and 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(Dollars in thousands, except per share data)	September 30, 2016	December 31, 2015
Assets
Medallion loans, at fair value	$288,257	$308,408
Commercial loans, at fair value	51,932	58,051
Commercial loans to affiliated entities, at fair value	26,210	15,496
Commercial loans to controlled subsidiaries, at fair value	2,968	8,348
Investment in Medallion Bank and other controlled subsidiaries, at fair value	208,098	159,913
Equity investments, at fair value	5,054	4,447
Equity investments in affiliated entities, at fair value	3,109	2,412
Investment securities, at fair value	—	49,884

Net investments ($235,017 at September 30, 2016 and $290,151 at December 31, 2015 pledged as collateral under borrowing arrangements)	585,628	606,959
Cash and cash equivalents ($7,838 at September 30, 2016 and $7,831 at December 31, 2015 restricted as to use by lender(1))	24,708	30,912
Accrued interest receivable	697	1,003
Fixed assets, net	374	198
Investments other than securities(2)	19,020	37,882
Goodwill, net	5,099	5,099
Other assets, net(3)	5,565	6,997

Total assets	$641,091	$689,050

Liabilities
Accounts payable and accrued expenses	$6,184	$5,120
Accrued interest payable	1,928	1,302
Funds borrowed	352,196	404,540

Total liabilities	360,308	410,962

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized—none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,934,604 shares at September 30, 2016 and 26,936,762 shares at December 31, 2015 issued)	269	269
Treasury stock at cost (2,751,243 shares at September 30, 2016 and 2,590,069 shares at December 31, 2015)	(24,232)	(23,396)
Capital in excess of par value	272,790	272,349
Accumulated undistributed net investment loss	(21,553)	(15,617)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments	53,509	44,483

Total shareholders’ equity (net assets)	280,783	278,088

Total liabilities and shareholders’ equity	$641,091	$689,050

Number of common shares outstanding	24,183,361	24,346,693
Net asset value per share	$11.61	$11.42

(1)	See Note 2 for additional information.
(2)	See Note 13 for additional information.
(3)	Includes $0 and $3,000 of dividends receivable from Medallion Bank at September 30, 2016 and December 31, 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Net investment income (loss) after income taxes	$(2,606)	$4,236	$(1,969)	$13,470
Net realized gains (losses) on investments	2,499	353	(7)	8,576
Net unrealized appreciation on investments	5,150	2,723	18,434	420

Net increase in net assets resulting from operations	5,043	7,312	16,458	22,466

Investment income, net	(5)	(3,705)	(57)	(11,601)
Return of capital, net	(1,206)	(2,442)	(13,311)	(6,684)
Realized gains from investment transactions, net	—	—	—	—

Distributions to shareholders (1)	(1,211)	(6,147)	(13,368)	(18,285)

Stock – based compensation expense	137	371	422	948
Exercise of stock options	—	—	19	281
Capitalized stock issuance costs	—	—	—	—
Treasury stock acquired	(837)	(1,602)	(837)	(3,212)

Capital share transactions	(700)	(1,231)	(396)	(1,983)
Other, distributions not paid on forfeited restricted stock grants	—	(1)	1	49

Total increase (decrease) in net assets	3,132	(67)	2,695	2,247
Net assets at the beginning of the period	277,651	276,984	278,088	274,670

Net assets at the end of the period(2)	$280,783	$276,917	$280,783	$276,917

Capital share activity
Common stock issued, beginning of period	26,928,313	26,937,519	26,936,762	26,797,499
Exercise of stock options	—	—	2,100	30,449
Issuance (forfeiture) of restricted stock, net	6,291	(361)	(4,258)	109,210

Common stock issued, end of period	26,934,604	26,937,158	26,934,604	26,937,158

Treasury stock, beginning of period	(2,590,069)	(2,346,672)	(2,590,069)	(2,176,876)
Treasury stock acquired	(161,174)	(243,397)	(161,174)	(413,193)

Treasury stock, end of period	(2,751,243)	(2,590,069)	(2,751,243)	(2,590,069)

Common stock outstanding	24,183,361	24,347,089	24,183,361	24,347,089

(1)	Distributions declared were $0.05 and $0.35 per share for the 2016 third quarter and nine months, and were $0.25 and $0.75 for the comparable 2015 periods.
(2)	Includes $0 and $0 of undistributed net investment income, $0 and $0 of undistributed net realized gains on investments, and $0 and $1,163 of capital loss carryforwards at September 30, 2016 and 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$16,458	$22,466
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Investments originated(1)	(316,405)	(72,535)
Proceeds from principal receipts, sales, and maturities of investments(1)	379,061	41,920
Capital returned by Medallion Bank and other controlled subsidiaries, net	(3,964)	(6,583)
Net cash received on disposition of other controlled subsidiaries	—	11,969
Depreciation and amortization	346	312
Accretion of origination fees, net	(71)	(63)
Net change in unrealized depreciation on investments	6,925	3,247
Net change in unrealized depreciation on investment other than securities	18,862	9,621
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(44,221)	(13,288)
Net realized (gains) losses on investments	7	(8,576)
Stock-based compensation expense	422	948
Decrease in accrued interest receivable	306	38
(Increase) decrease in other assets, net	871	(5,207)
Increase (decrease) in accounts payable and accrued expenses	1,103	(1,445)
Increase (decrease) in accrued interest payable	626	(876)

Net cash provided by (used for) operating activities	60,326	(18,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	294,650	74,943
Repayments of funds borrowed	(346,994)	(45,810)
Proceeds from exercise of stock options	19	281
Purchase of treasury stock at cost	(837)	(3,212)
Payments of declared distributions	(13,368)	(18,285)

Net cash provided by (used for) financing activities	(66,530)	7,917

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,204)	(10,135)
Cash and cash equivalents, beginning of period	30,912	47,083

Cash and cash equivalents, end of period	$24,708	$36,948

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$8,387	$7,628
Cash paid during the period for income taxes	—	—

(1)	$280,563 and $29,963 of originated investments, and $330,466 and $0 of maturities or proceeds from sales related to the investment securities portfolio for the nine months ended September 30, 2016 and 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $130,465,000 at September 30, 2016, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,148,000 at September 30, 2016, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $19,020,000 on the consolidated balance sheet at September 30, 2016, compared to $37,882,000 at December 31, 2015 and September 30, 2015, and are considered non-qualifying assets under the 1940 Act.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits, and includes $500,000 and $1,500,000 related to compensating balance requirements of regional banking institutions, and $7,838,000 and $7,831,000 pledged to a lender of an affiliate as of September 30, 2016 and December 31, 2015.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 37% and 35% of the investment portfolio at September 30, 2016 and December 31, 2015, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $491,000 and $570,000 at September 30, 2016 and December 31, 2015, and non-marketable securities of $7,672,000 and $6,289,000 in the comparable periods. The $208,098,000 and $159,913,000 related to portfolio investments in controlled subsidiaries at September 30, 2016 and December 31, 2015 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on at least an annual basis. The Company’s analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company first became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $28,600,000 was recorded in 2016. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as socially or economically disadvantaged, or to entities that are at least 50% owned by such persons. Approximately 49% and 51% of the Company’s investment portfolio at September 30, 2016 and December 31, 2015 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 69% were in New York City at September 30, 2016 and December 31, 2015. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (14% at September 30, 2016 and December 31, 2015) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, information, recreation, and various other industries. Approximately 47% of these loans are made primarily in the Midwest and 14% in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 36%, 1%, and 0% at September 30, 2016, and were 26%, 1%, and 8% at December 31, 2015.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 40% and 43% at September 30, 2016 and December 31, 2015 (74% in New York City), commercial loans were 6% and 8%, and 47% and 41% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 3% and 6% at September 30, 2016 and December 31, 2015, and equity investments (including investments in controlled subsidiaries) were 4% and 2%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2016 and December 31, 2015, net loan origination costs were $208,000 and $326,000. Net (accretion) amortization to income for the three months ended September 30, 2016 and 2015 was ($66,000) and $2,000, and was ($71,000) and ($63,000) for the comparable nine month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At September 30, 2016 and December 31, 2015, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2016 and 2015.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or, in most cases, if the loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At September 30, 2016, December 31, 2015, and September 30, 2015, total nonaccrual loans were $65,656,000, $16,873,000, and $15,377,000, and represented 17%, 4%, and 4% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the taxi medallion portfolio at September 30, 2016 and December 31, 2015, and were concentrated in the secured mezzanine portfolio at September 30, 2015. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $10,344,000, $8,306,000, and $8,302,000 as of September 30, 2016, December 31, 2015, and September 30, 2015, of which $1,220,000 and $491,000 would have been recognized in the quarters ended September 30, 2016 and 2015, and $2,230,000 and $1,236,000 would have been recognized in the comparable nine months.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB ASC Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $355,756,000 and $406,460,000 at September 30, 2016 and December 31, 2015, and included $329,304,000 and $382,919,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of September 30, 2016 and December 31, 2015. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $53,509,000, $44,483,000, and $42,083,000 as of September 30, 2016, December 31, 2015, and September 30, 2015. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $28,600,000 was recorded in 2016 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. See Note 3 for additional information about Medallion Bank.

The following tables set forth the changes in the Company’s unrealized appreciation (depreciation) on investments for the 2016 and 2015 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2015	($3,438)	($2,239)	$18,640	$2,582	($18)	$28,956	$44,483
Net change in unrealized
Appreciation on investments	—	—	6,115	(7)	—	(1,585)	4,523
Depreciation on investments	(2,359)	173	305	12	(47)	—	(1,916)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	12	—	12
Losses on investments	—	348	—	—	—	—	348

Balance March 31, 2016	(5,797)	(1,718)	25,060	2,587	(53)	27,371	47,450
Net change in unrealized
Appreciation on investments	—	—	2,213	1,538	7	(3,170)	588
Depreciation on investments	(2,758)	245	—	(8)	52	—	(2,469)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	2,346	195	—	—	—	—	2,541
Other	—	—	—	—	(6)	—	(6)

Balance June 30, 2016	(6,209)	(1,278)	27,273	4,117	—	24,201	48,104
Net change in unrealized
Appreciation on investments	—	—	26,169	(111)	—	(14,107)	11,951
Depreciation on investments	(6,051)	(65)	—	(3)	—	—	(6,119)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(600)	—	—	(600)
Losses on investments	173	—	—	—	—	—	173

Balance September 30, 2016	($12,087)	($1,343)	$53,442	$3,403	$—	$10,094	$53,509

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	1,087	(244)	(3,439)	(2,596)
Depreciation on investments	(159)	514	(76)	19	—	298
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	—	—	(4,809)
Losses on investments	—	—	—	—	—	—

Balance March 31, 2015	(159)	(2,435)	1,900	1,383	35,206	35,895
Net change in unrealized
Appreciation on investments	—	—	10,600	(158)	(4,612)	5,830
Depreciation on investments	(324)	(68)	—	(518)	(56)	(966)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	102	—	—	—	102

Balance June 30, 2015	(483)	(2,401)	12,500	707	30,538	40,861
Net change in unrealized
Appreciation on investments	—	—	5,660	(314)	(1,570)	3,776
Depreciation on investments	(2,367)	(377)	—	4	(12)	(2,752)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	130	68	—	—	—	198
Other (1)	—	—	(967)	967	—	—

Balance September 30, 2015	($2,720)	($2,710)	$17,193	$1,364	$28,956	$42,083

(1)	Reclassification of Medallion Motorsports from equity investments to controlled subsidiaries.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($110)	($313)	$1,429	($639)
Unrealized depreciation	(6,119)	(2,228)	(10,829)	(2,840)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	25,913	6,648	44,221	18,097
Realized gains	(600)	—	(588)	(4,809)
Realized losses	173	198	3,063	300
Net unrealized gains (losses) on investments other than securities	(14,107)	(1,582)	(18,862)	(9,689)

Total	$5,150	$2,723	$18,434	$420

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$4,809
Realized losses	(173)	(198)	(3,063)	(300)
Other gains	2,904	615	3,308	4,198
Direct recoveries (chargeoffs)	(232)	(64)	(252)	(131)
Realized losses on investments other than securities	—	—	—	—

Total	$2,499	$353	($7)	$8,576

The following table provides additional information on attributes of the nonperforming loan portfolio as of September 30, 2016, December 31, 2015, and September 30, 2015.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
September 30, 2016
Medallion(3)	$61,508	$62,001	$63,490
Commercial(3)	4,148	11,127	4,024
December 31, 2015
Medallion(3)	$12,973	$13,051	$13,010
Commercial (3)	3,900	10,401	4,293
September 30, 2015
Medallion(3)	$6,414	$6,442	$6,428
Commercial(3)	8,963	15,665	9,223

(1)	As of September 30, 2016, December 31, 2015, and September 30, 2015, $13,430, $5,621, and $5,291 of unrealized depreciation had been recorded as a valuation allowance on these loans.
(2)	Interest income of $279 and $1,220 was recognized in the three and nine months ended September 30, 2016, compared to $3 and $122 for the comparable 2015 periods on these loans.
(3)	Included in the unpaid principal balance is unearned paid in-kind interest on nonaccrual loans of $7,472, $6,579, and $6,729 which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10 as of September 30, 2016, December 31, 2015, and September 30, 2015.

The following tables show the aging of medallion and commercial loans as of September 30, 2016 and December 31, 2015.

September 30, 2016	Days Past Due						Recorded Investment > 90 Days and
(Dollars in thousands)	31—60	61—90	91 +	Total	Current	Total	Accruing
Medallion loans	$16,118	$11,491	$58,267	$85,876	$214,141	$300,017	$3,089

Commercial loans
Secured mezzanine	—	—	1,390	1,390	72,112	73,502	—
Asset-based receivable	—	—	—	—	—	—	—
Other secured commercial	194	255	182	631	8,439	9,070	—

Total commercial loans	194	255	1,572	2,021	80,551	82,572	—

Total	$16,312	$11,746	$59,839	$87,897	$294,692	$382,589	$3,089

December 31, 2015	Days Past Due						Recorded Investment > 90 Days and
(Dollars in thousands)	31—60	61—90	91 +	Total	Current	Total	Accruing
Medallion loans	$17,354	$10,224	$11,880	$39,458	$271,975	$311,433	$—

Commercial loans
Secured mezzanine	—	—	1,390	1,390	66,459	67,849	—
Asset-based receivable	—	—	—	—	3,750	3,750	—
Other secured commercial	202	92	945	1,239	11,383	12,622	—

Total commercial loans	202	92	2,335	2,629	81,592	84,221	—

Total	$17,556	$10,316	$14,215	$42,087	$353,567	$395,654	$—

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. In March 2015, the Company and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on the Company’s and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Company and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At September 30, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of September 30, 2016.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(236)	(4,425)	(4,661)

Net other receivables	354	6,637	6,991
Total net outstanding	354	6,637	6,991

Income foregone in 2016	—	—	—
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

The following table shows troubled debt restructurings which the Company entered into during the quarter and nine months ended September 30, 2016.

(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment
Medallion loans	1	$229	$229

Commercial loans
Secured mezzanine	—	—	—
Asset-based receivable	—	—	—
Other secured commercial	—	—	—

Total commercial loans	—	—	—

Total	1	$229	$229

During the twelve months ended September 30, 2016, two loans modified as troubled debt restructurings were in default and had an investment value of $1,989,000 as of September 30, 2016.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended September 30, 2015.

(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment
Medallion loans	3	$875	$875

Commercial loans
Secured mezzanine	—	—	—
Asset-based receivable	—	—	—
Other secured commercial	—	—	—

Total commercial loans	—	—	—

Total	3	$875	$875

The following table shows troubled debt restructurings which the Company entered into during the nine months ended September 30, 2015.

(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment
Medallion loans	21	$11,519	$13,042

Commercial loans
Secured mezzanine	—	—	—
Asset-based receivable	—	—	—
Other secured commercial	—	—	—

Total commercial loans	—	—	—

Total	21	$11,519	$13,042

During the twelve months ended September 30, 2015, one loan modified as a troubled debt restructuring was in default and had an investment value of $2,139,000.

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is greater than its carrying amount as of September 30, 2016 and December 31, 2015. The results of this evaluation demonstrated no impairment in goodwill for any period evaluated, and management believes, and the Board of Directors concurs, that there is no impairment as of September 30, 2016. The Company conducts annual, and if necessary, more frequent, appraisals of its goodwill, and will recognize any impairment in the period any impairment is identified as a charge to operating expenses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $28,000 and $32,000 for the quarters ended September 30, 2016 and 2015, and was $85,000 and $107,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $233,000 and $70,000 for the quarters ended September 30, 2016 and 2015, and was $486,000 and $205,000 for the comparable nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $4,161,000, $2,126,000, and $1,825,000 as of September 30, 2016, December 31, 2015, and September 30, 2015.

Federal Income Taxes

The Company and each of its major subsidiaries other than Medallion Bank and Medallion Funding LLC (the RIC subsidiaries) have qualified to be treated for federal income tax purposes as regulated investment companies (RICs) under the Internal Revenue Code of 1986, as amended (the Code) in prior years. As RICs, the Company and each of the RIC subsidiaries are not subject to US federal income tax on any gains or investment company taxable income (which includes, among other things, dividends and interest income reduced by deductible expenses) that it distributes to its shareholders, if at least 90% of its investment company taxable income for that taxable year is distributed. It is the Company’s and the RIC subsidiaries’ policy to comply with the provisions of the Code. The Company’s RIC qualification is determined on an annual basis, and it qualified and filed its federal tax returns as a RIC for 2014 and 2015. As a result, no provisions for income taxes have been recorded for the three and nine months ended September 30, 2016 and 2015. State and local tax treatment follows the federal model.

As of September 30, 2016 and June 30, 2016, the Company has not met the 25% asset diversification test, and if such noncompliance cannot be remediated by year-end, then it is likely that the Company will not be eligible to file its tax returns as a RIC for 2016. If that occurs, it is likely that a consolidated tax return would be filed on behalf of the Company and its subsidiaries. The Company believes that filing on a consolidated basis may lower the overall taxes paid for all of the Company entities for 2016 operations. As a result of the substantial net appreciation on its assets, a non-cash deferred liability would be recorded for historical net unrealized appreciation recorded in prior periods.

The Company has filed tax returns in many states. Federal, New York State, and New York City tax filings of the Company for the tax years 2013 through the present are the more significant filings that are open for examination. Medallion Bank is not a RIC and is taxed as a regular corporation. Fin Trust, Medallion Funding LLC, and Trust III are not subject to federal income taxation, instead their taxable income is treated as having been earned by the Company.

Regulatory

As a BDC, the Company is not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of its total assets are qualifying assets. The Company’s investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in investments other than securities on the consolidated balance sheet, are non-qualifying assets. As of September 30, 2016, the percentage of the Company’s total assets that were invested in non-qualifying assets were up to 40.6% on an unconsolidated basis and up to 35.1% on a consolidated basis. The

Company did not satisfy the requirement that no more than 30% of its total assets be comprised of non-qualifying assets, and is currently not permitted to acquire any non-qualifying assets. The Company is therefore unable to make any investments in non-qualifying assets, including follow-on investments in Medallion Bank and the Company’s City of Chicago taxicab medallions purchased out of foreclosure. As a result of such failure, the Company could also be precluded from investing in what the Company believes are attractive investments or could be required to dispose of non-qualifying assets at times or on terms that may be disadvantageous to the Company. The Company would also not be able to support Medallion Bank’s capital requirements, if any, and Medallion Bank may also not be able to grow as quickly because the Company is precluded from providing additional funding to Medallion Bank. Any of the foregoing consequences could have a material adverse effect on the Company. If the Company purchases a non-qualifying asset after failing to satisfy the requirement that no more than 30% of the Company’s total assets be comprised of non-qualifying assets, then the Company would be deemed to be in violation of the 1940 Act and the violation could also result in an event of default on its debt obligations. In addition, if the Company is found to be in violation of the requirements applicable to BDCs under the 1940 Act, the Company could be unable to qualify as a RIC under the Code.

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

During 2014 and 2016, one of our SBIC subsidiaries, Freshstart, was examined by the SBA. The SBA issued a report related to such examination in February 2015 and September 2016, and Freshstart has responded to the SBA’s report. The ultimate outcome of the foregoing regulatory examination cannot be predicted with any certainty at this time.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net increase in net assets resulting from operations available to common shareholders	$5,043	$7,312	$16,458	$22,466

Weighted average common shares outstanding applicable to basic EPS	24,136,807	24,290,502	24,173,898	24,387,726
Effect of dilutive stock options	—	619	307	13,684
Effect of restricted stock grants	47,711	49,792	52,863	59,980

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,184,518	24,340,913	24,227,068	24,461,390

Basic earnings per share	$0.21	$0.30	$0.68	$0.92
Diluted earnings per share	0.21	0.30	0.68	0.92

Potentially dilutive common shares excluded from the above calculations aggregated 347,000 and 198,000 shares as of September 30, 2016 and 2015.

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

During the nine months ended September 30, 2016 and 2015, the Company issued 6,266 and 162,576 restricted shares of stock-based compensation awards, and 12,000 and 27,000 shares of other stock-based compensation awards, and recognized $137,000 and $422,000, or $0.01 and $0.02 per diluted common share for the 2016 third quarter and nine months, and $371,000 and $948,000, or $0.01 and $0.04 per share in the comparable 2015 periods, of non-cash stock-based compensation expense related to the grants. As of September 30, 2016, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $444,000, which is expected to be recognized over the next 11 quarters (see Note 5).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $123,000,000 of notional value of principal from various multinational banks, with termination dates ranging to October 2018. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $10,000 for the three and nine months ended September 30, 2016 and $49,000 and $81,000 for the comparable 2015 periods, and all are carried at $0 on the balance sheet at September 30, 2016.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Statement of comprehensive income
Investment income	$26,165	$23,812	$76,982	$66,287
Interest expense	3,027	2,413	8,730	6,574

Net interest income	23,138	21,399	68,252	59,713
Noninterest income	102	77	271	223
Operating expenses	5,966	5,714	17,415	16,103

Net investment income before income taxes	17,274	15,762	51,108	43,833
Income tax benefit (provision)	1,528	(4,692)	(7,964)	(14,357)

Net investment income after income taxes	18,802	11,070	43,144	29,476
Net realized/unrealized losses of Medallion Bank	(19,111)	(4,114)	(28,555)	(11,790)

Net increase (decrease) in net assets resulting from operations of Medallion Bank	(309)	6,956	14,589	17,686
Unrealized appreciation (depreciation) on Medallion Bank (1)	26,409	(166)	23,942	302
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	(187)	(142)	5,690	(4,700)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$25,913	$6,648	$44,221	$13,288

(1)	Unrealized appreciation (depreciation) on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury, and fair value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of September 30, 2016 and December 31, 2015.

(Dollars in thousands)	2016	2015
Loans	$977,874	$996,375
Investment securities, at fair value	37,066	35,524

Net investments (1)	1,014,940	1,031,899
Cash	64,565	23,094
Other assets, net	34,763	24,827
Due from affiliates	—	—

Total assets	$1,114,268	$1,079,820

Other liabilities	$4,535	$6,106
Due to affiliates	1,267	1,387
Deposits and other borrowings, including accrued interest payable	933,117	909,909

Total liabilities	938,919	917,402
Medallion Bank equity (2)	175,349	162,418

Total liabilities and equity	$1,114,268	$1,079,820

Investment in other controlled subsidiaries	$14,245	$7,747
Total investment in Medallion Bank and other controlled subsidiaries (3)	208,098	159,913

(1)	Included in Medallion Bank’s net investments is $4 and $6 for purchased loan premium at September 30, 2016 and December 31, 2015.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(3)	Includes $44,100 and $15,500 of unrealized appreciation on Medallion Bank, in excess of Medallion Bank’s book value as of September 30, 2016 and December 31, 2015.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At September 30, 2016 and December 31, 2015, the net premium on investment securities totaled $258,000 and $311,000, and $19,000 and $61,000 was amortized into interest income for the quarter and nine months ended September 30, 2016, and $19,000 and $58,000 was amortized in the comparable 2015 periods.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2016 and December 31, 2015, net loan origination costs were $12,657,000 and $11,400,000. Net amortization expense for the quarter and nine months ended September 30, 2016 was $947,000 and $2,688,000, and was $871,000 and $2,505,000 for the comparable 2015 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At September 30, 2016, $3,467,000 or 1% of consumer loans, no commercial loans, and $47,403,000 or 15% of medallion loans were on nonaccrual, compared to $3,381,000 or 1% of consumer loans, no commercial loans, and $21,722,000 or 6% of medallion loans on nonaccrual at December 31, 2015, and $2,669,000 or less than 1% of consumer loans, $5,889,000 or 2% of medallion loans, and no commercial loans on nonaccrual at September 30, 2015. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $1,161,000, $233,000, and $67,000 as of September 30, 2016, December 31, 2015, and September 30, 2015. See also the paragraph and table on page 50 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee depending on the maturity of the deposit, which averages less than 0.15%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at September 30, 2016 and December 31, 2015 was $1,997,000 and $2,034,000, and $345,000 and $1,035,000 was amortized to interest expense during the quarter and nine months ended September 30, 2016, and $338,000 and $972,000 was amortized in the comparable 2015 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending September 30,						September 30,	December 31,	Interest
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	2016	2015	Rate (1)
Deposits and other borrowings	$400,745	$304,262	$163,430	$40,169	$23,006	$—	$931,612	$908,896	1.16%

(1)	Weighted average contractual rate as of September 30, 2016.

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

FDIC-insured banks, including Medallion Bank, are subject to certain federal laws, which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, Medallion Bank is subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with the Company or its affiliates

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $3,000,000 in 2016 and $7,000,000 in 2015. Separately, Medallion Bank declared dividends to the Company of $3,000,000 in the 2016 nine months, and $5,000,000 and $15,000,000 in the 2015 quarter and nine months.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of September 30, 2016 and December 31, 2015, compared to required regulatory minimum capital ratios and the ratios required to be considered well capitalized. As of September 30, 2016, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	September 30, 2016	December 31, 2015
Common equity tier 1 capital	—	—	$146,451	$135,635
Tier 1 capital	—	—	172,754	161,938
Total capital	—	—	186,670	175,533
Average assets	—	—	1,109,482	1,071,980
Risk-weighted assets	—	—	1,077,713	1,077,103
Leverage ratio (1)	4%	5%	15.6%	15.1%
Common equity tier 1 capital ratio (3)	5	7	13.6	12.6
Tier 1 capital ratio (2)	6	8	16.0	15.0
Total capital ratio (2)	8	10	17.3	16.3

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.
(3)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows. These balances are exclusive of deferred financing costs of $4,161,000 and $2,126,000 as of September 30, 2016 and December 31, 2015, which are included in other assets.

	Payments Due for the Fiscal Year Ending September 30,						September 30,	December 31,	Interest
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	2016	2015	Rate (1)
Revolving lines of credit	$108,284	$—	$—	$—	$—	$—	$108,284	$129,518	2.20%
Notes payable to banks	64,514	30,712	36	—	40	—	95,302	122,429	3.04%
SBA debentures	—	—	3,000	—	15,985	63,000	81,985	74,485	3.63%
Unsecured note	—	—	—	—	33,625	—	33,625	—	9.00%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.96%
Margin loan	—	—	—	—	—	—	—	45,108	—%

Total	$172,798	$30,712	$3,036	$—	$49,650	$96,000	$352,196	$404,540	3.48%

(1)	Weighted average contractual rate as of September 30, 2016.

(A) REVOLVING LINES OF CREDIT

In December 2008, Trust III entered into a revolving line of credit agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and the line reduced to $150,000,000, and which was further reduced in stages in December 2015 to $135,000,000, and to $125,000,000 on July 1, 2016; and of which $108,284,000 was outstanding at September 30, 2016. During 2016, the DZ line was amended several times, for the most part to improve Trust III’s flexibility under the credit facility.

Borrowings under Trust III’s revolving line of credit are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 0.53% at September 30, 2016) plus 1.65%.

(B) SBA DEBENTURES

In 2016, the SBA approved $10,000,000 of commitments for MCI for a four and a half year term and a 1% fee, which was paid. In 2015, the SBA approved $15,500,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. As of at September 30, 2016, $169,985,000 of commitments had been fully utilized, there were $5,500,000 of commitments available, and $81,985,000 was outstanding.

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

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of September 30, 2016.

(Dollars in thousands)
Borrower	# of Lenders /Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at September 30, 2016	Monthly Payment	Average Interest Rate at September 30, 2016	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	4/17 - 7/18	Term loans and demand notes secured by pledged loans	$68,118	(2)	$68,118	Interest only	3.02% (includes unused fee)	Various	(2)
Medallion Chicago	3/28	11/11 - 12/11	10/16 - 12/16	Term loans secured by owned Chicago medallions(3)	25,708		22,949	$121 principal & interest	3.12%	N/A
The Company	1/1	1/11	11/16	Participated loans treated as financings	3,915		3,909	Proportionate to the payments received on the participated loans	2.50%	N/A
FSVC	3/5	2/12 - 4/14	1/17 - 11/18	Participated loans treated as financings	256		248	Proportionate to the payments received on the participated loans	6.03%	N/A
MFC	1/2	3/13 - 12/15	12/16 - 12/20	Participated loans treated as financings	85		78	Proportionate to the payments received on the participated loans	8.18%	N/A

					$98,082		$95,302

(1)	At September 30, 2016, 30 day LIBOR was 0.53% and the prime rate was 3.50%.
(2)	One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, and the other interest rates on these borrowings range are LIBOR plus 2%.
(3)	$14,159 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (0.85% at September 30, 2016) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At September 30, 2016, $33,000,000 was outstanding on the preferred securities.

(E) MARGIN LOAN

In June 2015, the Company entered into a margin loan agreement with Morgan Stanley. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is initially available at 90% of the current fair market value of the securities. The margin loan bears interest at 30-day LIBOR (0.53% at September 30, 2016) plus 1.00%. As of September 30, 2016, there were no outstandings under the margin loan.

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

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015 and which was approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock are issuable under the 2015 Restricted Stock Plan, and 693,734 remained issuable as of September 30, 2016. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. No additional shares are available for issuance under the Employee Restricted Stock Plan. The terms of the Employee Restricted Stock Plan provided for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock were issuable under the Employee Restricted Stock Plan, and as of September 30, 2016, none of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan (2015 Director Plan) on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock are issuable under the 2015 Director Plan, and 288,000 remained issuable as of September 30, 2016. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company will grant options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options may not exceed ten years.

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

The Company’s Employee Restricted Stock Plan, 1996 Stock Option Plan, and 1996 Director Plan have terminated and no additional shares are available for future issuance. At September 30, 2016, 346,712 options on the Company’s common stock were outstanding under the 2006 plans, of which 313,712 options were exercisable, and there were 134,146 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $0.53 and $0.90 for the nine months ended September 30, 2016 and 2015. The following assumption categories are used to determine the value of any option grants.

	Nine Months Ended September 30,
	2016	2015
Risk free interest rate	1.22%	1.87%
Expected dividend yield	10.13	8.90
Expected life of option in years (1)	6.00	6.00
Expected volatility (2)	30.00	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2016 quarters and the 2015 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2014	461,821	$7.49-13.84	$10.38
Granted	27,000	9.38	9.38
Cancelled	(12,118)	9.22-13.06	11.07
Exercised (1)	(30,449)	9.22	9.22

Outstanding at December 31, 2015	446,254	7.49-13.84	10.38
Granted	—	—	—
Cancelled	(9,000)	13.84	13.84
Exercised (1)	(2,100)	9.22	9.22

Outstanding at March 31, 2016	435,154	7.49-13.84	10.31
Granted	12,000	7.10	7.10
Cancelled	(100,442)	9.22-13.84	12.15
Exercised (1)	—	—	—

Outstanding at June 30, 2016	346,712	7.10-13.84	9.67
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	—	—	—

Outstanding at September 30, 2016 (2)	346,712	$7.10-13.84	$9.67
Options exercisable at September 30, 2016 (2)	313,712	7.49-13.84	9.75

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 for the 2016 third quarter and nine months, and was $0 and $33,000 for the comparable 2015 periods.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2016 and the related exercise price of the underlying options, was $0 for outstanding options and $0 for exercisable options as of September 30, 2016. The remaining contractual life was 2.65 years for outstanding options and 1.98 years for exercisable options at September 30, 2016.

The following table presents the activity for the restricted stock programs for the 2016 quarters and the 2015 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2014	209,365	$10.08-15.61	$12.47
Granted	162,576	9.08-10.38	9.89
Cancelled	(53,761)	9.92-15.61	11.16
Vested (1)	(109,140)	10.08-15.61	12.16

Outstanding at December 31, 2015	209,040	9.08-15.61	10.96
Granted	—	—	—
Cancelled	(214)	10.08-15.61	11.32
Vested (1)	(69,803)	9.92-13.46	11.34

Outstanding at March 31, 2016	139,023	9.08-15.61	10.78
Granted	—	—	—
Cancelled	(9,502)	9.92-15.61	11.18
Vested (1)	(833)	9.08	9.08

Outstanding at June 30, 2016	128,688	9.08-15.61	10.76
Granted	6,266	7.98	7.98
Cancelled	(808)	10.08-15.61	11.32
Vested (1)	—	—	—

Outstanding at September 30, 2016 (2)	134,146	$7.98-15.61	$10.63

(1)	The aggregate fair value of the restricted stock vested was $0 and $694,000 for the 2016 third quarter and nine months, and was $0 and $624,000 for the comparable 2015 periods.
(2)	The aggregate fair value of the restricted stock was $566,000 as of September 30, 2016. The remaining vesting period was 1.22 years at September 30, 2016.

The following table presents the activity for the unvested options outstanding under the plans for the 2016 quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2015	54,333	$9.38-13.84	$11.14
Granted	—	—	—
Cancelled	(3,000)	13.84	13.84
Vested	—	—	—

Outstanding at March 31, 2016	51,333	9.38-13.84	10.98
Granted	12,000	7.10	7.10
Cancelled	(15,333)	11.42-13.53	12.25
Vested	(15,000)	9.38-13.84	11.10

Outstanding at June 30, 2016	33,000	7.10-13.84	8.93
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at September 30, 2016	33,000	$7.10-13.84	$8.93

The intrinsic value of the options vested was $0 for the 2016 third quarter and nine months.

(6) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(7) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Prepayment fees	$64	$59	$85	$65
Servicing fees	29	24	33	44
Late charges	4	10	20	40
Management fees	—	—	—	75
Other	7	28	27	63

Total noninterest income	$104	$121	$165	$287

The major components of other operating expenses were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Travel, meals, and entertainment	$175	$205	$646	$686
Directors’ fees	108	116	256	332
Printing and stationery	80	27	114	124
Computer expense	65	64	176	268
Office expense	59	44	147	164
Miscellaneous taxes	58	102	247	185
Insurance	47	44	150	126
Other expenses	106	35	357	253

Total other operating expenses	$698	$637	$2,093	$2,138

(8) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Net share data
Net asset value at the beginning of the period	$11.41	$11.26	$11.42	$11.16
Net investment income (loss)	(0.10)	0.17	(0.08)	0.55
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.10	0.02	—	0.35
Net change in unrealized appreciation on investments	0.21	0.11	0.76	0.02

Net increase in net assets resulting from operations	0.21	0.30	0.68	0.92
Issuance of common stock	—	0.01	0.02	(0.02)
Repurchase of common stock	0.04	0.04	0.04	0.06

Distributions of net investment income	—	(0.15)	—	(0.47)
Distributions of net realized gains on investments	—	—	—	—
Return of capital	(0.05)	(0.10)	(0.55)	(0.27)

Total distributions	(0.05)	(0.25)	(0.55)	(0.74)
Other	—	0.01	—	(0.01)

Total increase in net asset value	0.20	0.11	0.19	0.21

Net asset value at the end of the period (1)	$11.61	$11.37	$11.61	$11.37

Per share market value at beginning of period	$7.38	$8.35	$7.04	$10.01
Per share market value at end of period	4.22	7.58	4.22	7.58
Total return (2)	(168%)	(25%)	(48%)	(24%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$280,783	$276,917	$280,783	$276,917
Average net assets	$277,579	$276,889	$278,149	$276,650
Total expense ratio (3) (4)	11.44%	9.39%	10.67%	9.74%
Operating expenses to average net assets (4)	6.60	5.94	6.22	6.38
Net investment income after income taxes to average net assets(4)	(3.73)	6.07	(0.95)	6.51

(1)	Includes $0.00 and $0.00 of undistributed net investment income per share and $0.00 and $0.00 of undistributed net realized gains per share as of September 30, 2016 and 2015.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,416 and $1,458, and operating expenses of $1,296 and $1,421, which formerly were the Company’s were now MSC’s for the three months ended September 30, 2016 and 2015, and were $4,231 and $4,216 of servicing fee income, and $4,422 and $4,634 of operating expenses for the comparable nine months. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 13%, 8.46%, and (3.56)% in the 2016 quarter, 11%, 7.98%, and 6.12% in the 2015 quarter, 13%, 8.34%, and (1.04)% in the 2016 nine months, and 12%, 8.62%, and 6.31% in the 2015 nine months.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 enhances the reporting model for stock compensation and provides users of financial statements with more decision-useful information. ASU 2016-09 simplifies guidance on several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The update, as amended, is effective for annual periods beginning after December 15, 2016. The Company does not believe this update will have a material impact on its financial condition.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this Update is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not believe this update will have a material impact on its financial condition.

(10) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company from 1996 through 2014 was also of counsel in the Company’s primary law firm. Amounts paid to the law firm were $245,000 and $23,000 for the 2016 and 2015 third quarters, and were $518,000 and $117,000 for the comparable nine months.

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

At September 30, 2016, December 31, 2015, and September 30, 2015, the Company and MSC serviced $329,304,000, $382,919,000, and $391,903,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,416,000 and $4,231,000 of servicing fee income was earned by MSC in the 2016 third quarter and nine months, and $1,458,000 and $4,216,000 was earned in the comparable 2015 periods.

The following table summarizes the net revenues received from Medallion Bank.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Reimbursement of operating expenses	$257	$257	$754	$616
Loan origination fees	137	56	225	126
Servicing fees	—	1	1	7

Total other income	$394	$314	$980	$749

The Company had a loan to Medallion Fine Art, Inc. in the amount of $2,968,000 and $8,348,000 as of September 30, 2016 and December 31, 2015. The loan bears interest at a rate of 12%, all of which is paid in kind. During 2016 and 2015, the Company advanced $200,000 and $1,225,000, and was repaid $6,111,000 and $550,000 with respect to this loan. Additionally, the Company recognized $99,000 and $504,000 of interest income in the three and nine months ended September 30, 2016 and $258,000 and $681,000 in the comparable 2015 periods.

The Company and MCI had loans to an affiliate of Medallion Motorsports LLC which totaled $8,454,000 and $5,033,000 as of September 30, 2016 and December 31, 2015. The loans bear interest at rates of 8% and 10%, all of which is paid in kind. The Company and MCI recognized $174,000 and $429,000 of interest income for the three and nine months ended September 30, 2016, and $0 and $0 for the comparable 2015 periods with respect to these loans.

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

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2016 and December 31, 2015, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$585,628	$585,628	$606,959	$606,959
Cash (1)	24,708	24,708	30,912	30,912
Accrued interest receivable (2)	697	697	1,003	1,003
Financial liabilities
Funds borrowed (2)	352,196	352,196	404,540	404,540
Accrued interest payable (2)	1,928	1,928	1,302	1,302

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.

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

Medallion loans and the asset-based portion of the commercial loan portfolio are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect against losses to the Company. As a result, the initial valuation assessment is that as long as the loan is current and performing, its fair value approximates the par value of the loan. To the extent a loan becomes nonperforming, the collateral value has been adequate to result in a complete recovery. In a case where the collateral value was inadequate, an unrealized loss would be recorded to reflect any shortfall. Collateral values for medallion loans are typically obtained from transfer prices reported by the regulatory agency in a particular local market (e.g. New York City Taxi and Limousine Commission). Recently, as transfer price activity and the collateral values of medallion loans have declined, and greater weight has been placed on the operating cash flows of the borrowers and the values of their personal guarantees in determining whether or not a valuation adjustment is necessary. Collateral values for asset based loans were confirmed through daily borrowing base analysis of borrower availability, confirmations obtained from a borrower’s underlying customers, and field examinations by us or third parties engaged by us. Those portfolios had historically been at very low loan to collateral value ratios, and as a result, historically have not been highly sensitive to changes in collateral values as only a very significant downward movement would have an impact on the Company’s valuation analysis, potentially resulting in a significantly lower fair market value measurement.

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

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and on at least an annual basis, the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In 2015 the Company first became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their carrying amount. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $28,600,000 was recorded in 2016. See Note 3 for additional information about Medallion Bank.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2016 Assets
Medallion loans	$—	$—	$288,257	$288,257
Commercial loans	—	—	81,110	81,110
Investment in Medallion Bank and other controlled subsidiaries	—	—	208,098	208,098
Equity investments	61	—	8,102	8,163
Investment other than securities	—	—	19,020	19,020
Other assets	—	—	354	354

2015 Assets
Medallion loans	$—	$—	$308,408	$308,408
Commercial loans	—	—	81,895	81,895
Investment in Medallion Bank and other controlled subsidiaries	—	—	159,913	159,913
Equity investments	62	—	6,797	6,859
Investment securities	49,884	—	—	49,884
Investment other than securities	—	—	37,882	37,882
Other assets	—	—	354	354

Included in level 3 investments in Medallion Bank and other controlled subsidiaries is primarily the investment in Medallion Bank, as well as other consolidated subsidiaries such as MSC, and other investments detailed in the consolidated summary schedule of investments following these footnotes. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities. The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters and nine months ended September 30, 2016 and 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
June 30, 2016	$297,367	$88,045	$180,954	$8,561	$33,127	$354
Gains (losses) included in earnings	(6,087)	1,864	25,913	84	(14,107)	—
Purchases, investments, and issuances	5,628	355	1,315	250	—	—
Sales, maturities, settlements, and distributions	(8,651)	(9,154)	(84)	(793)	—	—
Transfers in (out)	—	—	—	—	—	—

September 30, 2016	$288,257	$81,110	$208,098	$8,102	$19,020	$354

Amounts related to held assets(1)	($6,050)	($114)	$25,913	($110)	($14,107)	—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2016

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2015	$308,408	$81,895	$159,913	$6,797	$37,882	$354
Gains (losses) included in earnings	(11,317)	2,403	47,221	2,021	(18,862)	—
Purchases, investments, and issuances	18,071	16,371	5,061	1,400	—	—
Sales, maturities, settlements, and distributions	(26,905)	(19,783)	(4,097)	(1,892)	—	—
Transfers in (out) (1)	—	224	—	(224)	—	—

September 30, 2016	$288,257	$81,110	$208,098	$8,102	$19,020	$354

Amounts related to held assets(2)	($11,168)	($297)	$47,221	$1,022	($18,862)	—

(1)	During 2016, the equity interest in WRWP LLC was exchanged for a loan and has resulted in the transfer from equity interest to commercial loan.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2016.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
June 30, 2015	$309,482	$75,292	$141,132	$7,105	$0	$336
Gains (losses) included in earnings	(2,382)	(373)	11,648	814	(1,570)	(12)
Purchases, investments, and issuances	13,991	1,630	5,100	50	—	—
Sales, maturities, settlements, and distributions	(11,659)	(4,227)	(5,036)	(1,122)	—	—
Transfers, in (out)	—	(30)	1,612	(1,612)	39,452	30

September 30, 2015	$309,432	$72,292	$154,456	$5,235	$37,882	$354

Amounts related to held assets(1)	($2,367)	($378)	$11,648	($313)	$(1,570)	($12)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2014	$311,894	$71,149	$136,848	$7,532	$0	$392
Gains (losses) included in earnings	(2,865)	6	36,843	129	(1,570)	(68)
Purchases, investments, and issuances	25,912	15,860	8,839	812	—	—
Sales, maturities, settlements, and distributions	(25,509)	(14,693)	(29,686)	(1,626)	—	—
Transfers, in (out)	—	(30)	1,612	(1,612)	39,452	30

September 30, 2015	$309,432	$72,292	$154,456	$5,235	$37,882	$354

Amounts related to held assets(1)	($2,850)	$69	$33,613	($719)	$(1,570)	($68)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2015.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2016 and December 31, 2015 were as follows.

(Dollars in thousands)	Fair Value at 9/30/16	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$288,257	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 190% (96%)

Commercial Loans – Mezzanine and Other	81,110	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A

			Portfolio yields	3% -19.00% (13.07%)
		Third party valuation using a weighting of the three methods utilized	Comparable Transactions Analysis Precedent M&A transaction approach Discount rate in Cash Flow Analysis	(29.4% premium to book value) (29.4% premium to book value) (10.58%)
Investment in Medallion Bank	193,853	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
			Premium on portfolio assets	(4.51% premium recorded)
Investment in Other Controlled Subsidiaries	6,027	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/offer to purchase asset	N/A
	4,269	Investee financial analysis	Financial condition and operating performance	N/A
			Implied value of individual franchises	$30,000
			Equity value	$3,000 - $5,000
	3,330	Investee book value adjusted for market appreciation	Third party offer to purchase investment
			Financial condition and operating performance of the investee	N/A
	619	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A

Equity Investments	1,264	Investee book value	Valuation indicated by investee filings	N/A
	430	Market comparables	Discount for lack of marketability	10% (10%)
	6,408	Investee financial analysis	Financial condition and operating performance of the borrower	N/A

			Collateral support	N/A
Investments Other Than Securities	19,020	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(Dollars in thousands)	Fair Value at 12/31/15	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$308,408	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 155% (79%)

Commercial Loans – Asset-Based	3,678	Borrower collateral analysis	Adequacy of collateral (loan to value)	0% - 84% (54%)

Commercial Loans – Mezzanine and Other	78,217	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A

			Portfolio yields	3% - 19.00% (13.13%)
Investment in Medallion Bank	152,166	Third party valuation using a weighting of the three methods utilized	Comparable Transactions Analysis Control Premium Analysis Discount rate in Cash Flow Analysis	(11.4% premium to book value) (32%) (20%)
		Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
			Premium on portfolio assets	(1.56% premium recorded)
Investment in Other Controlled Subsidiaries	4,234	Investee book value and equity pickup, adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
	986	Investee book value and equity pickup	Third party valuation/ offer to purchase assets	N/A
			Collateral support	N/A
			Financial condition and operating performance of the investee	N/A
	2,527	Investee financial analysis	Financial condition and operating performance	N/A

Equity Investments	1,957	Investee book value	Valuation indicated by investee filings	N/A
	509	Market comparables	Discount for lack of marketability	10% (10%)
	4,331	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Investments Other Than Securities	37,882	Precedent market transaction	Transfer prices of Chicago medallions	$150 - $238 ($194)
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(13) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of September 30, 2016 and December 31, 2015.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 9/30/16		Value as of 12/31/15
City of Chicago Taxicab Medallions	154	(1)	$8,411	$18,480	(2)	$36,806	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	540	(3)	1,076	(3)

Investment Other Than Securities			$8,689	$19,020		$37,882

(1)	Investment is not readily marketable, is considered mostly non-income producing, is not subject to option and is a non-qualifying asset under the 1940 Act.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes is $16,387, $0, and $16,387 as of September 30, 2016, and was $34,240, $0, and $34,240 as of December 31, 2015. The aggregate cost for Federal income tax purposes was $2,093 at September 30, 2016 and $2,566 at December 31, 2015.
(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $478, $0, and $478 as of September 30, 2016, and was $989, $0, and $989 as of December 31, 2015. The aggregate cost for Federal income tax purposes was $62 at September 30, 2016 and $84 at December 31, 2015.

(14) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

On October 26, 2016, the Company’s Board of Directors declared a $0.05 per share common stock distribution, payable on December 7, 2016 to shareholders of record on November 30, 2016.

The Company is finalizing a one year extension of Medallion Chicago’s term loans secured by owned Chicago Medallions that are scheduled to mature on November 9, 2016. The Company and its subsidiaries obtain financing under lending facilities extended by various banks and other financial institutions, some of which are secured by loans, taxi medallions and other assets. Where these facilities are extended to its subsidiaries, the Company and others of its subsidiaries may guarantee the obligations of the relevant borrower. Five of its smallest subsidiaries are borrowers under promissory notes extended to them by a bank that total $8.8 million that came due on October 17, 2016. These loans are secured by Chicago taxi medallions owned by the Company’s subsidiaries. These notes are guaranteed by Medallion Funding, not by the Company. These subsidiaries have not repaid the amounts due under the notes, and the bank has filed a suit seeking payment of these amounts. This failure to pay would constitute an event of default under other loan agreements under which the Company or its subsidiaries are borrowers, but to the lenders under those agreements have waived the default. The majority of such waivers have been signed but will not be effective until all of the waivers have been received. If judgment is entered against the Company in the suit brought by the bank, or entered and not satisfied within specified periods of time, this event may constitute an additional event of default under these other agreements. The Company not yet asked for waivers from the other lenders of this additional default. If such waivers are required and not granted, it would lead to events of default under other of the Company’s financing arrangements. The Company is currently negotiating the renewal of the five loans of its subsidiaries in an effort to reach a mutually beneficial settlement.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					386	71%	3.76%	$12,977	$206,576	$206,404	$200,440
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$481	$481	$481
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350	$350
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,297	$3,297	$3,297
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$289	$289	$289
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210	$210
	Whispers Taxi Inc ## &	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,026	$2,026	$2,026
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,725	$1,725	$1,726
	Christian Cab Corp &	Term Loan	11/27/12	11/27/18	1	1%	3.75%		$1,489	$1,489	$1,493
	Junaid Trans Corp ## {Annually-Prime plus 1.00%}	Term Loan	04/30/13	04/29/19	1	1%	4.50%		$1,419	$1,419	$1,419
	Hamilton Transit LLC ## &	Term Loan	03/26/14	03/26/17	1	*	3.38%		$1,494	$1,494	$1,401
	Silke Hacking Corp ## &	Term Loan	03/26/14	03/26/17	1	*	3.38%		$1,495	$1,495	$1,400
	Kaderee M & G Corp ## &	Term Loan	03/26/14	03/26/17	1	*	3.38%		$1,488	$1,488	$1,399
	Daytona Hacking Corp ## &	Term Loan	03/26/14	03/26/17	1	*	3.38%		$1,488	$1,488	$1,399
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	*	3.50%		$1,386	$1,386	$1,386
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	*	3.50%		$1,386	$1,386	$1,386
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,376	$1,376	$1,376
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,376	$1,376	$1,376
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,376	$1,376	$1,376
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,376	$1,376	$1,376
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,376	$1,376	$1,376
	Devin Taxi Corp ## &	Term Loan	05/28/13	05/28/16	1	*	3.35%		$1,351	$1,351	$1,351
	Benson Hacking Corp ## &	Term Loan	05/28/13	05/28/16	1	*	3.35%		$1,351	$1,351	$1,351
	Dayna Hacking Corp ## &	Term Loan	05/28/13	05/28/16	1	*	3.35%		$1,351	$1,351	$1,351
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$193	$193	$193
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140	$140
Various New York && ##	1.75% to 8.96%	Term Loan	03/23/01 to 09/20/16	03/22/16 to 09/10/23	358	59%	3.82%	$12,977	$170,197	$170,025	$164,422
Chicago					111	13%	4.57%	$109	$38,562	$38,432	$35,344
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	02/24/18	1	1%	5.00%		$1,470	$1,470	$1,470
Various Chicago && ##	0.00% to 7.00%	Term Loan	01/22/10 to 08/08/16	03/12/16 to 12/29/20	110	12%	4.55%	$109	$37,092	$36,962	$33,874
Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 04/14/16	09/19/16 to 05/14/25	113	8%	5.27%	$314	$23,791	$23,776	$23,809
Boston && ##	3.90% to 6.15%	Term Loan	06/12/07 to 09/28/16	12/07/15 to 11/06/25	60	8%	4.58%	$1,185	$26,147	$26,010	$23,862
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/29/16 to 01/26/20	13	1%	4.47%		$4,447	$4,410	$4,022
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 07/30/15	07/01/15 to 09/01/23	11	0%	7.28%		$997	$985	$780

Total medallion loans ($237,025 pledged as collateral under borrowing arrangements)					694	103%	4.07%	$14,585	$300,520	$300,017	$288,257

Commercial Loans

Secured mezzanine (20% Minnesota, 13% Ohio, 10% Oklahoma, 8% Delaware, 8% Pennsylvania, 7% North Carolina, 5% Kansas, 5% North Dakota, 4% Massachusetts, 4% Colorado, 4% Illinois, 3% Texas and 9% all other states) (2)

Manufacturing (50% of the total)	Stride Tool Holdings, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	04/05/16	04/05/21	1	1%	15.00%	$4,000	$4,060	$4,060	$4,008
	(capitalized interest of $60 per footnote 2)
	MicroGroup, Inc.	Term Loan	06/29/15	06/29/21	1	1%	12.00%		$3,244	$3,244	$3,244
	(capitalized interest of $44 per footnote 2)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
	AA Plush Holdings, LLC (interest rate includes PIK interest of 6.00%)	Term Loan	08/15/14	08/15/19	1	1%	14.00%		$3,148	$3,148	$3,141
	(capitalized interest of $148 per footnote 2)
	Liberty Paper Products Acquisition LLC (interest rate includes PIK interest of 2.00%)	Term Loan	06/09/16	06/09/21	1	1%	14.00%	$3,000	$3,019	$3,019	$3,019
	(capitalized interest of $19 per footnote 2)
	EGC Operating Company, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	09/30/14	09/30/19	1	1%	15.00%		$3,002	$3,002	$3,009
	(capitalized interest of $73 per footnote 2)
	Pinnacle Products International, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/09/15	10/09/20	1	1%	15.00%		$2,885	$2,885	$2,885
	(capitalized interest of $84 per footnote 2)
+	Production Services Associates LLC (d/b/a American Card Services) (interest rate includes PIK interest of 2.00%)	Term Loan	02/17/15	02/17/20	1	1%	16.00%		$2,687	$2,687	$2,669
	(capitalized interest of $86 per footnote 2)
	WRWP, LLC (interest rate includes PIK interest of 5.00%)	Term Loan	12/30/14	12/30/19	1	1%	17.00%		$2,377	$2,377	$2,384
	(capitalized interest of $135 per footnote 2)
	WRWP, LLC (interest rate includes PIK interest of 6.00%)	Term Loan	01/01/15	01/01/24	1	*	6.00%		$248	$248	$248
	(capitalized interest of $24 per footnote 2)
	BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	08/01/14	08/01/19	1	1%	14.00%		$2,616	$2,616	$2,619
	(capitalized interest of $117 per footnote 2)
	Tech Cast Holdings, LLC	Term Loan	12/12/14	12/12/19	1	1%	15.00%		$2,635	$2,635	$2,611
	American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 7.00%)	Term Loan	07/03/13	01/03/18	1	1%	19.00%		$1,663	$1,663	$1,662
	(capitalized interest of $163 per footnote 2)
+	Respiratory Technologies, Inc.	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,500	$1,501
	Orchard Holdings, Inc. &	Term Loan	03/10/99	03/31/10	1	*	13.00%		$1,390	$1,390	$1,390
	Quaker Bakery Brands, Inc.	Term Loan	03/28/12	03/28/17	1	*	17.00%		$1,300	$1,300	$1,299
+	Various Other && 12.00% to 14.00%	Term Loan	03/31/06 to 03/06/14	03/31/18 to 03/06/19	2	*	13.69%		$750	$750	$625
Professional, Scientific, and Technical Services (15% of the total)	Weather Decision Technologies, Inc. {One-time on 1/1/18 to 15%} (interest rate includes PIK interest of 9.00%)	Term Loan	12/11/15	12/11/20	1	1%	18.00%		$3,767	$3,767	$3,757
	(capitalized interest of $267 per footnote 2)
	Northern Technologies, LLC (interest rate includes PIK interest of 1.00%)	Term Loan	01/29/16	01/29/23	1	1%	13.00%	$3,500	$3,524	$3,524	$3,523
	(capitalized interest of $24 per footnote 2)
+	DPIS Engineering, LLC	Term Loan	12/01/14	06/30/20	1	1%	12.00%		$2,000	$2,000	$1,997
	J. R. Thompson Company LLC (interest rate includes PIK interest of 2.00%)	Term Loan	05/21/15	05/21/22	1	1%	14.00%		$1,617	$1,617	$1,617
	(capitalized interest of $6 per footnote 2)
Information (11% of the total)	US Internet Corp.	Term Loan	06/12/13	09/18/20	1	1%	14.50%		$3,000	$3,000	$3,011
	US Internet Corp.	Term Loan	03/18/15	09/18/20	1	1%	14.50%		$1,750	$1,750	$1,742
	US Internet Corp.	Term Loan	02/05/16	02/11/23	1	*	14.50%	$1,900	$950	$950	$940
	Centare Holdings, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,500	$2,493
Arts, Entertainment, and Recreation (7% of the total)	RPAC Racing, LLC (interest rate includes PIK interest of 10.00%)	Term Loan	11/19/10	01/15/17	1	2%	10.00%		$5,420	$5,420	$5,420
	(capitalized interest of $2380 per footnote 2)
Transportation and Warehousing (5% of the total)	LLL Transport, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/23/15	04/23/21	1	1%	15.00%		$3,595	$3,595	$3,592
	(capitalized interest of $95 per footnote 2)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)		Fair Value
Administrative and Support Services (4% of the total)	Staff One, Inc.	Term Loan	06/30/08	03/31/18	1	1%	3.00%		$2,813		$2,813	$2,813
	Staff One, Inc.	Term Loan	09/15/11	03/31/18	1	*	3.00%		$352		$352	$352
Wholesale Trade (4% of the total) +	Classic Brands, LLC	Term Loan	01/08/16	04/30/23	1	1%	12.00%	$2,880	$2,879		$2,879	$2,879
Construction (2% of the total)	Highland Crossing-M, LLC	Term Loan	01/07/15	02/01/25	1	1%	11.50%		$1,450		$1,450	$1,450
Accommodation and Food Services (1% of the total)	Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	09/30/17 to 11/05/20	3	*	9.78%		$1,254		$1,254	$480
Retail Trade (1% of the total)	Various Other && 10.00%	Term Loan	06/30/00	09/30/17	1	*	10.00%		$107		$107	$35

Total secured mezzanine (2)					35	26%	13.55%	$15,280	$73,502		$73,502	$72,415

Other secured commercial (44% New York, 35% North Carolina, 18% New Jersey and 3% all other states)
Retail Trade (56% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12%)	Term Loan	12/17/12	12/17/17	1	1%	12.00%		$2,968		$2,968	$2,968
	(capitalized interest of $2604 per footnote 2)
	Various Other && 4.75% to 10.50%	Term Loan	10/28/08 to 05/03/16	03/15/17 to 05/03/21	8	1%	8.26%	$175	$2,082		$2,062	$1,947
Arts, Entertainment, and Recreation (35% of the total)	Rpac Racing LLC (interest rate includes PIK interest of 8%)	Term Loan	06/22/16	10/31/16	1	1%	8.00%	$2,000	$2,034		$2,034	$2,034
	(capitalized interest of $34 per footnote 2)
	Rpac Racing LLC (interest rate includes PIK interest of 8%)	Term Loan	09/14/16	10/31/16	1	*	8.00%	$1,000	$1,000		$1,000	$1,001
Accommodation and Food Services (5% of the total)	Various Other && 6.75% 9.00%	Term Loan	11/29/05 06/06/14	04/18/17 09/06/19	3	*	8.28%		$704		$615	$477
Transportation and Warehousing (2% of the total)	Various Other && 4.00% to 4.25%	Term Loan	09/19/14 to 03/17/15	03/31/17 to 09/10/18	2	*	4.08%		$268		$262	$147
Real Estate and Rental and Leasing (1% of the total)	Various Other && 5.00%	Term Loan	03/31/15	03/31/20	1	*	5.00%		$75		$72	$63
Health Care and Social Assistance (1% of the total)	Various Other 7.50%	Term Loan	05/14/13	05/14/18	1	*	7.50%		$57		$57	$58

Total Other Commercial Loans (2)					18	3%	9.25%	$3,175	$9,188		$9,070	$8,695

Total commercial loans (2)					53	29%	13.07%	$18,455	$82,690		$82,572	$81,110

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	69%	4.01%				$149,753	$193,853
NASCAR Race Team	Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	2%	0.00%				$2,820	$4,269
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	2%	0.00%				$884	$6,026
Loan Servicing	Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%				$619	$619
Professional Sports Team	LAX Group LLC	45.74% of membership interests	05/23/12	None	1	1%	0.00%				$580	$3,331

Investment in Medallion Bank and other controlled subsidiaries, net					5	74%	3.88%	$0	$0		$154,656	$208,098

Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	*	0.00%			-$	367	$1,264
Employee Leasing Services	Staff One, Inc.	46.4% preferred stock	06/30/08	None	2	*	0.00%				$472	$1,172
IT Services	Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%				$104	$104

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

September 30, 2016

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Gift card service & marketing	+	Production Services Associates d/b/a American Card Services	5.65% of LLC units	02/17/15	None	1	*	0.00%			$250	$1,379
Stuffed Toy Manufacturer		AA Plush Holdings, LLC	1.6% LLC common units	08/15/14	None	1	*	0.00%			$300	$300
Baby Sleep Products		BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% LLC units	08/01/14	None	1	*	0.00%			$250	$250
Investment Castings		Tech Cast Holdings LLC	4.14% LLC units	12/12/14	12/12/19	1	*	0.00%			$300	$300
Machine Shop		MicroGroup, Inc.	5.5% common stock	06/29/15	None	1	*	0.00%			$300	$300
Manufacture Space Heaters, etc.		Pinnacle Products International, Inc.	0.5% common stock	10/09/15	None	1	*	0.00%			$135	$135
Weather Forecasting Services		Weather Decision Technologies, Inc.	2.2% preferred stock	12/11/15	None	1	*	0.00%			$500	$500
Hand Tool Manufacturer		Stride Tool Holdings, LLC	7.14% of Series A-2 LLC units	04/05/16	None	1	*	0.00%	$500		$500	$500
Envirnomental Consulting Services		Northern Technologies, LLC	7.7% of LLC units	01/29/16	None	1	*	0.00%	$300		$300	$300
Paper Tapes Manufacturer		Liberty Paper Products Acquisition, LLC	100% of Series A preferred LLC units - 12% total	06/09/16	None	1	*	0.00%	$350		$350	$350
Surgical Supplies Manufacturer	+	Respiratory Technologies, Inc.	Warrant for 38,000 Common shares	04/25/12	5th anniversary of note paid in full	1	*	0.00%			$0	$0
Hobbyists’ Supplies Merch. Wholesale	+	Classic Brand, LLC	Warrant for 300,000 Class A units	01/08/16	01/08/26	1	*	0.00%	$0		$0	$0
Various Other #	+	**	* Various	09/10/98 to 7/24/15	None to 2/5/23	12	*	2.29%	$250		$1,366	$1,309

Equity investments, net						28	3%	0.66%	$1,400	$0	$4,760	$8,163

Investment securities
Investment securities, net						0	0%				$0	$0

Net Investments ($237,025 pledged as collateral under borrowing arrangements) (3)
						780	209%	5.36%	$34,440	$383,210	$542,005	$585,628

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $6,363 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 209%.
(4)	Gross unrealized appreciation, gross unrealized depreciation and net appreciation for federal income tax purposes totaled $124,296, $14,880 and $109,416, respectively. The tax cost of investments was $476,212.
(5)	For revolving lines of credit the amount shown is the cost at September 30, 2016.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 41% and up to 35% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at Septemer 30, 2016.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investmentof any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete scheduleof portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed on November 9, 2016 (File No. 814-00188)

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended September 30, 2016

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the quarter ended 9/30/16	Amount of dividends or interest(1) for the quarter ended 9/30/16	Equity in net profit and (loss) for the nine months ended 9/30/16	Amount of dividends or interest(1) for the nine months ended 9/30/16	Value as of 9/30/16
Medallion Bank – common stock	1,000,000 shares - 100% of common stock	$26,100	$0	$41,532	$3,000	$193,853
Medallion Fine Art, Inc. – common stock (2)	1,000 shares - 100% of common stock	(214)	0	1,793	0	6,027
LAX Group LLC – membership interest	45.74% of membership interest	(94)	0	2,340	0	3,330
Medallion Motorsports, LLC – membership interest (3)	75% of membership interest	—	0	1,754	0	4,269
Medallion Servicing Corp. – common stock	1,000 shares - 100% of common stock	121	0	(198)	0	619

Total investments in Medallion Bank and other controlled subsidiaries		25,913	0	47,221	$3,000	208,098

Production Services Associates LLC (4)	5.65% of membership interest	0	0	0	0	1,379
Appliance Recycling Centers of America Inc. – common stock	8.86% of common stock	0	0	0	0	430
Northern Technologies LLC – membership interest (8)	7.7% of membership interest	0	0	0	0	300
Micro Group, Inc. (5)	5.50% of common stock	0	0	0	0	300
WRWP, LLC – membership interest (6)	0.00% of membership interest	0	0	0	0	0
Third Century JRT, Inc. (7)	13% of common stock	0	0	0	0	200
Stride Tool Holdings LLC (9) – membership interest	7.14% of Series A membership interest	0	0	0	0	500

Total equity investments in affiliates		$0	$0	$0	$0	$3,109

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $2,968 as of September 30, 2016, on which $99 and $504 of interest income was earned during the quarter and nine months ended September 30, 2016.
(3)	Additionally, the Company and a controlled subsidiary of the Company have 3 loans due from an affiliate of Medallion Motorsports, LLC in the amount of $8,454 as of September 30, 2016, on which $174 and $429 of interest income was earned during the quarter and nine months ended September 30, 2016.
(4)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,687 as of September 30, 2016, on which $107 and $311 of interest income was earned during the quarter and nine months ended September 30, 2016.
(5)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,244 as of September 30, 2016, on which $100 and $305 of interest income was earned during the quarter and nine months ended September 30, 2016.
(6)	Additionally, the Company has loans due from WRWP, LLC in the amount of $2,625 as of September 30, 2016, on which $106 and $303 of interest income was earned during the quarter and nine months ended September 30, 2016.
(7)	Additionally, the Company has a loan due from JR Thompson Company LLC, or affiliate of Third Century JRT, Inc., in the amount of $1,617 as of September 30, 2016, on which $58 and $199 of interest income was earned during the quarter and nine months ended September 30, 2016.
(8)	Additionally, the Company has loan from Northern Technologies LLC in the amount of $3,524 as if September 30, 2016, on which $116 and $310 of interest income was earned during the quarter and nine months ended September 30, 2016.
(9)	Additionally, the Company has a loan from Stride Tool Holding LLC in the amount of $4,060 as of September 30, 2016, on which $155 and $299 of interest income was earned during the quarter and nine months ended September 30, 2016.

The table below provides a recap of the changes in the investment in the respective issuers for the 2016 quarters.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc.	Medallion Motorsports, LLC	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Production Services Associates, LLC (3)	Micro Group, Inc. (4)	WRWP, LLC	Third Century JRT, Inc. (6)	Northern Technologies, LLC (7)	Stride Tool Holding LLC (8)
Title of Issue	Common Stock	Common Stock(1)	Membership Interest (2)	Common Stock	Common Stock	Membership Interest	Membership Interest	Common Stock	Membership Interest(5)	Common Stock	Membership Interest	Membership Interest
(Dollars in thousands)
Value as of 12/31/15	$152,166	$4,234	$2,527	$509	$631	$355	$1,179	$300	$224	$200	$—	$—
Gross additions / investments	—	—	1	—	134	—	—	—	—	—	300	—
Gross reductions / distributions	(3,289)	—	—	—	—	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	5,687	1,650	1,754	(7)	(196)	2,573	—	—	—	—	—	—
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 3/31/16	154,564	5,884	4,282	502	569	2,928	1,179	300	224	200	300	—
Gross additions / investments	3,000	—	—	—	110	635	—	—	—	—	—	500
Gross reductions / distributions	(821)	—	(13)	—	(24)	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	9,745	357	—	38	(123)	(139)	200	—	—	—	—	—
Other adjustments	—	—	—	—	—	—	—	—	(224)	—	—	—

Value as of 6/30/16	166,488	6,241	4,269	540	532	3,424	1,379	300	—	200	300	500
Gross additions / investments	1,265	—	—	—	50	—	—	—	—	—	—	—
Gross reductions / distributions	—	—	—	—	(84)	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	26,100	(214)	—	(110)	121	(94)	—	—	—	—	—	—
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 9/30/16	$193,853	$6,027	$4,269	$430	$619	$3,330	$1,379	$300	$—	$200	$300	$500

(1)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $2,968 as of September 30, 2016, $200 of which was advanced during 2016, and for which $6,111 was repaid.
(2)	In addition to the equity ownership, the Company and a controlled subsidiary of the Company have three loans due from an affiliate of Medallion Motorsports, LLC in the amount of $8,454 as of September 30, 2016, $3,429 of which was advanced during 2016.
(3)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,687 as of September 30, 2016, $41 of which was advanced during 2016.
(4)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,244 as of September 30, 2016, $11 of which was advanced during 2016.
(5)	Additionally, the Company has a loan due from WRWP LLC in the amount of $2,625 as of September 30, 2016, $314 of which was advanced during 2016, $224 of which was an exchange of the equity interest.
(6)	Additionally, the Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, INC in the amount of $1,617 as of September 30, 2016, $21 of which was advanced during 2016, and for which $677 was repaid.
(7)	Additionally, the Company has a loan due from Northern Technologies LLC in the amount of $3,524 as of September 30, 2016, all of which was advanced during 2016.
(8)	Additionally, the Company has a loan due from Stride Tool Holdings LLC in the amount of $4,060 as of September 30, 2016, all of which was advanced during 2016.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					391	77%	3.72%	$25,051	$213,374	$213,356	$213,278
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$903	$903	$903
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350	$351
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,376	$3,376	$3,374
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$542	$542	$542
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210	$211
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,046	$2,046	$2,045
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,760	$1,760	$1,763
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,754	$1,754	$1,755
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,753	$1,753	$1,754
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,752	$1,752	$1,753
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,752	$1,752	$1,753
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$361	$361	$361
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140	$141
	Hamilton Transit LLC ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,505
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Christian Cab Corp	Term Loan	11/27/12	11/27/18	1	1%	3.75%		$1,490	$1,490	$1,490
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,467	$1,467	$1,466
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,446	$1,446	$1,445
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,424	$1,424	$1,425
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,424	$1,424	$1,424
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
Various New York && ##	2.75% to 10.00%	Term Loan	03/23/01 to 12/28/15	01/03/16 to 09/10/23	361	62%	3.78%	$25,051	$171,351	$171,333	$171,243
Chicago					112	14%	4.87%	$4,656	$39,412	$39,406	$39,260
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	02/24/18	1	1%	5.00%		$1,517	$1,517	$1,516
Various Chicago && ##	3.25% to 12.00%	Term Loan	01/22/10 to 12/22/15	10/19/15 to 12/22/20	111	14%	4.87%	$4,656	$37,895	$37,889	$37,744
Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 12/10/15	02/14/16 to 05/14/25	115	9%	5.26%	$1,749	$24,585	$24,585	$24,654
Boston					56	9%	4.63%	$3,268	$26,471	$26,436	$25,883
	Chiso Trans Inc &	Term Loan	11/26/13	11/07/16	1	*	4.25%		$819	$819	$820
	Chiso Trans Inc &	Term Loan	04/20/12	04/20/18	1	*	5.50%		$581	$581	$581
Various Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 09/29/15	12/07/15 to 11/06/25	54	9%	4.62%	$3,268	$25,071	$25,036	$24,482
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/22/16 to 01/26/20	14	2%	4.64%	$2,414	$6,624	$6,607	$4,287
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 07/30/15	07/01/15 to 09/01/23	11	0%	7.27%	$320	$1,045	$1,043	$1,046

Total medallion loans ($238,103 pledged as collateral under borrowing arrangements)					699	111%	4.09%	$37,458	$311,511	$311,433	$308,408

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

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 4%, and our commercial loan portfolio at a compound annual growth rate of 3% (8% and 4% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,634,000,000 as of September 30, 2016, and $1,655,000,000 and $1,621,000,000 as of December 31, 2015 and September 30, 2015, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $518,262,000 as of September 30, 2016. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. We incorporated these new factors in the Medallion Bank fair value analysis, and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $28,600,000 was recorded in 2016 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations.

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

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	3.76%	$206,404	3.79%	$208,838	3.77%	$211,466	3.72%	$213,356	3.66%	$212,791
Chicago	4.57	38,432	4.56	38,747	4.84	39,099	4.87	39,406	5.07	39,615
Boston	4.58	26,010	4.65	26,170	4.65	26,291	4.63	26,436	4.62	26,758
Newark	5.27	23,776	5.25	24,043	5.25	24,320	5.26	24,585	5.26	24,854
Cambridge	4.47	4,410	4.47	4,435	4.64	6,587	4.64	6,607	4.65	6,634
Other	7.28	985	7.28	999	7.28	1,022	7.27	1,043	7.27	1,069

Total medallion loans	4.07	300,017	4.10	303,232	4.12	308,785	4.09	311,433	4.08	311,721

Deferred loan acquisition costs		327		344		364		413		431
Unrealized depreciation on loans		(12,087)		(6,209)		(5,797)		(3,438)		(2,720)

Net medallion loans		$288,257		$297,367		$303,352		$308,408		$309,432

Commercial loans
Secured mezzanine	13.55%	$73,502	13.47%	$77,661	13.52%	$72,946	13.59%	$67,849	13.16%	$57,520
Asset based	—	—	5.93	3,229	5.81	2,924	5.82	3,750	5.76	3,689
Other secured commercial	9.25	9,070	10.37	8,531	10.28	8,638	10.68	12,622	10.68	13,861

Total commercial loans	13.07	82,572	12.90	89,421	12.92	84,508	12.80	84,221	12.34	75,070

Deferred loan acquisition income		(119)		(98)		(71)		(87)		(68)
Unrealized depreciation on loans		(1,343)		(1,278)		(1,718)		(2,239)		(2,710)

Net commercial loans		$81,110		$88,045		$82,719		$81,895		$72,292

Investment in Medallion Bank and other controlled subsidiaries	3.88%	$154,656	7.16%	$153,681	11.18%	$143,167	12.74%	$141,273	14.57%	$137,263
Unrealized appreciation on subsidiary investments		53,442		27,273		25,060		18,640		17,193

Investment in Medallion Bank and other controlled subsidiaries, net		$208,098		$180,954		$168,227		$159,913		$154,456

Equity investments	0.66%	$4,760	0.65%	$4,510	0.58%	$4,576	0.72%	$4,277	1.06%	$4,071

Unrealized appreciation on equities		3,403		4,116		2,587		2,582		1,364

Net equity investments		$8,163		$8,626		$7,163		$6,859		$5,435

Investment securities	-%	$—	0.24%	$69,990	0.66%	$69,594	0.35%	$49,902	0.45%	$29,963

Unrealized depreciation on investment securities		—		—		(53)		(18)		—

Net investment securities		$—		69,990		$69,541		$49,884		$29,963

Investments at cost (2)	5.36%	$542,005	5.66%	$620,834	6.57%	$610,631	7.06%	$591,106	7.56%	$558,088

Deferred loan acquisition costs		208		245		292		326		363
Unrealized appreciation on controlled subsidiaries and equity investments		56,845		31,390		27,594		21,204		18,557
Unrealized depreciation on loans		(13,430)		(7,487)		(7,515)		(5,677)		(5,430)

Net investments		$585,628		$644,982		$631,002		$606,959		$571,578

Medallion Bank investments
Consumer loans	14.44%	$683,236	14.62%	$625,128	13.99%	$652,342	14.06%	$626,132	14.19%	$602,066
Medallion loans	3.83	327,134	3.84	331,580	3.85	335,838	3.84	338,285	3.83	345,990
Commercial loans	3.48	2,950	5.23	42,095	5.16	44,167	5.23	44,634	4.82	45,912
Investment securities	2.29	36,065	2.30	37,531	2.21	38,149	2.30	35,713	2.40	34,444

Medallion Bank investments at cost (2)	10.68	1,049,385	10.34	1,036,334	10.02	1,070,496	9.97	1,044,764	9.89	1,028,412

Deferred loan acquisition costs		12,657		11,746		11,549		11,400		11,513
Unrealized depreciation on investment securities		742		458		237		(501)		250
Premiums paid on purchased securities		258		267		285		311		328
Unrealized depreciation on loans		(48,106)		(31,663)		(28,043)		(24,081)		(21,513)

Medallion Bank net investments		$1,014,936		$1,017,142		$1,054,524		$1,031,893		$1,018,990

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.62%, 9.36%, 9.13%, 9.03%, and 8.90% at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net investments at beginning of period	$644,982	$543,265	$606,959	$527,601
Investments originated (1)	7,464	40,811	320,369	79,227
Repayments of investments (1)	(88,639)	(17,124)	(379,060)	(41,999)
Net cash received on disposition of other controlled subsidiaries	—	—	—	(11,969)
Net realized gains (losses) on investments	2,499	353	(7)	8,576
Net increase in unrealized appreciation (2)	19,256	4,305	37,296	10,109
Transfer to other assets	—	(30)	—	(30)
(Amortization) accretion of origination (costs) fees, net	66	(2)	71	63

Net increase (decrease) in investments	(59,354)	28,313	(21,331)	43,977

Net investments at end of period	$585,628	$571,578	$585,628	$571,578

(1)	Includes refinancings.
(2)	Excludes net unrealized (depreciation) of ($14,107) and ($18,862) for the quarter and nine months ended September 30, 2016, and ($1,582) and ($9,689) for the comparable 2015 periods, related to investments other than securities and other assets.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at September 30, 2016 was 5.36% (6.02% for the loan portfolio), a decrease of 170 basis points from 7.06% at December 31, 2015, and a decrease of 220 basis points from 7.56% at September 30, 2015. The weighted average yield of the total managed portfolio at September 30, 2016 was 9.38% (9.62% for the loan portfolio), an increase of 85 basis points from 8.53% at December 31, 2015 and September 30, 2015. The changes in 2016 primarily reflected decreases in the yields of investment securities and investments in controlled subsidiaries, and reflected increases in the yields of the commercial loan portfolio and managed consumer loan portfolio.

Medallion Loan Portfolio

Our medallion loans comprised 49% of the net portfolio of $585,628,000 at September 30, 2016, compared to 51% of the net portfolio of $606,959,000 at December 31, 2015, and 54% of $571,578,000 at September 30, 2015. Our managed medallion loans of $587,126,000 comprised 40% of the net managed portfolio of $1,450,192,000 at September 30, 2016, compared to 43% of the net managed portfolio of $1,501,555,000 at December 31, 2015, and 45% of $1,456,940,000 at September 30, 2015. The medallion loan portfolio decreased by $20,151,000 or 7% in 2016 (a decrease of $53,778,000 or 8% on a managed basis). The decrease in outstandings was primarily concentrated in the New York and Chicago markets, and reflected net amortization of loan principal as well as increased realized and unrealized losses. Total medallion loans serviced for third parties were $24,889,000, $26,959,000, and $27,167,000 at September 30, 2016, December 31, 2015, and September 30, 2015.

The weighted average yield of the medallion loan portfolio at September 30, 2016 was 4.07%, a decrease of 2 basis points from 4.09% at December 31, 2015, and a decrease of 1 basis point from 4.08% at September 30, 2015. The weighted average yield of the managed medallion loan portfolio at September 30, 2016 was 3.95%, a decrease of 1 basis point from 3.96% at December 31, 2015 and September 30, 2015. The slight change in yield is due to stable pricing of existing portfolio to current interest rates. At September 30, 2016, 31% of the medallion loan portfolio represented loans outside New York, compared to 31% and 32% at December 31, 2015 and September 30, 2015. At September 30, 2016, December 31, 2015 and September 30, 2015, 26% of the managed medallion loan portfolio represented loans outside New York.

Commercial Loan Portfolio

Our commercial loans represented 14%, 14%, and 13% of the net investment portfolio as of September 30, 2016, December 31, 2015, and September 30, 2015, and were 6%, 8%, and 8% on a managed basis. Commercial loans decreased by $785,000 or 1% during 2016 (decreased $41,823,000 or 33% on a managed basis). Net commercial loans serviced for third parties were $1,563,000 at September 30, 2016, and loans serviced by third parties were $3,419,000 at December 31, 2015 and $3,133,000 at September 30, 2015.

The weighted average yield of the commercial loan portfolio at September 30, 2016 was 13.07%, an increase of 27 basis points from 12.80% at December 31, 2015, and an increase of 73 basis points from 12.34% at September 30, 2015. The weighted average yield of the managed commercial loan portfolio at September 30, 2016 was 12.74%, an increase of 256 basis points from 10.18% at December 31, 2015, and an increase of 325 basis points from 9.49% at September 30, 2015. The increases primarily reflect our exit from the asset based lending business which had a lower average yield in comparison to our mezzanine and other secured commercial loans. At September 30, 2016, variable-rate loans represented approximately 5% of the commercial portfolio, compared to 9% and 5% at December 31, 2015 and September 30, 2015, and were 5%, 38%, and 39% on a managed basis.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 47%, 41%, and 41% of the managed net investment portfolio as of September 30, 2016, December 31, 2015, and September 30, 2015. Managed consumer loans increased by $56,165,000 or 9% during 2016, also reflecting the second quarter sale of $98,000,000 of consumer loans to a third party investor. Medallion Bank originates fixed rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers and home improvements located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 14.44% at September 30, 2016, an increase of 38 basis points from 14.06% at December 31, 2015, and an increase of 25 basis points from 14.19% at September 30, 2015. The increase in yield primarily reflect changes in the mix of the portfolio.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$58,267	15.2%	$41,019	10.4%	$29,260	7.4%	$11,880	3.0%	$5,539	1.4%

Commercial loans
Secured mezzanine	1,390	0.4	1,390	0.4	1,390	0.4	1,390	0.4	1,390	0.4
Asset-based receivable	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0
Other secured commercial	182	0.0	280	0.1	876	0.2	945	0.2	1,302	0.3

Total commercial loans	1,572	0.4	1,670	0.5	2,266	0.6	2,335	0.6	2,692	0.7

Total loans 90 days or more past due	$59,839	15.6%	$42,689	10.9%	$31,526	8.0%	$14,215	3.6%	$8,231	2.1%

Total Medallion Bank loans	$43,733	4.3%	$34,120	3.4%	$30,217	2.9%	$17,154	1.7%	$12,801	1.3%

Total managed loans 90 days or more past due	$103,572	7.4%	$76,809	5.5%	$61,743	4.3%	$31,369	2.2%	$21,032	1.5%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At September 30, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

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

The following tables set forth the changes in our unrealized appreciation (depreciation) on investments for the 2016 and 2015 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2015	($3,438)	($2,239)	$18,640	$2,582	($18)	$28,956	$44,483
Net change in unrealized
Appreciation on investments	—	—	6,115	(7)	—	(1,585)	4,523
Depreciation on investments	(2,359)	173	305	12	(47)	—	(1,916)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	12	—	12
Losses on investments	—	348	—	—	—	—	348

Balance March 31, 2016	(5,797)	(1,718)	25,060	2,587	(53)	27,371	47,450
Net change in unrealized
Appreciation on investments	—	—	2,213	1,538	7	(3,170)	588
Depreciation on investments	(2,758)	245	—	(8)	52	—	(2,469)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	2,346	195	—	—	—	—	2,541
Other	—	—	—	—	(6)	—	(6)

Balance June 30, 2016	(6,209)	(1,278)	27,273	4,117	—	24,201	48,104
Net change in unrealized
Appreciation on investments	—	—	26,169	(111)	—	(14,107)	11,951
Depreciation on investments	(6,051)	(65)	—	(3)	—	—	(6,119)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(600)	—	—	(600)
Losses on investments	173	—	—	—	—	—	173

Balance September 30, 2016	($12,087)	($1,343)	$53,442	$3,403	$—	$10,094	$53,509

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	1,087	(244)	(3,439)	(2,596)
Depreciation on investments	(159)	514	(76)	19	—	298
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	—	—	(4,809)
Losses on investments	—	—	—	—	—	—

Balance March 31, 2015	(159)	(2,435)	1,900	1,383	35,206	35,895
Net change in unrealized
Appreciation on investments	—	—	10,600	(158)	(4,612)	5,830
Depreciation on investments	(324)	(68)	—	(518)	(56)	(966)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	—	102	—	—	—	102

Balance June 30, 2015	(483)	(2,401)	12,500	707	30,538	40,861
Net change in unrealized
Appreciation on investments	—	—	5,660	(314)	(1,570)	3,776
Depreciation on investments	(2,367)	(377)	—	4	(12)	(2,752)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	130	68	—	—	—	198
Other (1)	—	—	(967)	967	—	—

Balance September 30, 2015	($2,720)	($2,710)	$17,193	$1,364	$28,956	$42,083

(1)	Reclassification of Medallion Motorsports from equity investments to controlled subsidiaries.

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Total loans
Medallion loans	$288,257	$297,367	$303,352	$308,408	$309,432
Commercial loans	81,110	88,045	82,719	81,895	72,292

Total loans	369,367	385,412	386,071	390,303	381,724
Investments in Medallion Bank and other controlled subsidiaries	208,098	180,954	168,227	159,913	154,456
Equity investments (1)	8,163	8,626	7,163	6,859	5,435
Investment securities	—	69,990	69,541	49,884	29,963

Net investments	$585,628	$644,982	$631,002	$606,959	$571,578

Net investments at Medallion Bank and other controlled subsidiaries	$1,014,936	$1,017,142	$1,054,524	$1,031,893	$1,018,990
Managed net investments	$1,450,192	$1,512,205	$1,545,892	$1,501,555	$1,456,940

Unrealized appreciation (depreciation) on investments
Medallion loans	($12,087)	($6,209)	($5,797)	($3,438)	($2,720)
Commercial loans	(1,343)	(1,278)	(1,718)	(2,239)	(2,710)

Total loans	(13,430)	(7,487)	(7,515)	(5,677)	(5,430)
Investments in Medallion Bank and other controlled subsidiaries	53,442	27,273	25,060	18,640	17,193
Equity investments	3,403	4,117	2,587	2,582	1,364
Investment securities	—	—	(53)	(18)	—

Total unrealized appreciation on investments	$43,415	$23,903	$20,079	$15,527	$13,127

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($47,364)	($31,205)	($27,807)	($24,582)	($21,263)

Managed total unrealized depreciation on investments	($3,949)	($7,302)	($7,728)	($9,055)	($8,136)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(4.03%)	(2.05%)	(1.88%)	(1.10%)	(0.87%)
Commercial loans	(1.63)	(1.43)	(2.03)	(2.66)	(3.61)
Total loans	(3.51)	(1.91)	(1.91)	(1.43)	(1.40)
Investments in Medallion Bank and other controlled subsidiaries	34.56	17.75	17.50	13.19	12.53
Equity investments	71.50	91.29	56.49	60.39	33.52
Investment securities	—	—	(0.08)	(0.04)	—
Net investments	8.01	3.85	3.29	2.63	2.35

Net investments at Medallion Bank and other controlled subsidiaries	(4.51%)	(3.01%)	(2.60%)	(2.35%)	(2.07%)
Managed net investments	(0.27%)	(0.48%)	(0.50%)	(0.60%)	(0.56%)

(1)	Represents common stock and warrants held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Realized gains (losses) on loans and equity investments
Medallion loans	($167)	($145)	($2,514)	($145)
Commercial loans	1,820	(64)	1,281	(233)

Total loans	1,653	(209)	(1,233)	(378)
Investments in Medallion Bank and other controlled subsidiaries	(1)	(53)	160	8,105
Equity investments	845	615	1,053	849
Investment securities	2	—	13	—

Total realized gains (losses) on loans and equity investments	$2,499	$353	($7)	$8,576

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	($2,835)	($3,238)	($5,263)	($7,120)

Total managed realized gains (losses) on loans and equity investments	($336)	($2,885)	($5,270)	$1,456

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.22%)	(0.19%)	(1.10%)	(0.06%)
Commercial loans	8.40	(0.34)	1.99	(0.41)
Total loans	1.70	(0.22)	(0.42)	(0.13)
Investments in Medallion Bank and other controlled subsidiaries	(0.00)	(0.16)	0.14	8.22
Equity investments	73.53	40.73	31.06	18.58
Investment securities	0.05	—	0.05	—
Net investments	1.76	0.26	(0.00)	2.16

Net investments at Medallion Bank and other controlled subsidiaries	(1.07)	(1.28)	(0.66)	(0.99)
Managed net investments	(0.09%)	(0.81%)	(0.47%)	0.14%

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($110)	($313)	$1,429	($639)
Unrealized depreciation	(6,119)	(2,228)	(10,829)	(2,840)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	25,913	6,648	44,221	18,097
Realized gains	(600)	—	(588)	(4,809)
Realized losses	173	198	3,063	300
Net unrealized gains (losses) on investments other than securities and other assets	(14,107)	(1,582)	(18,862)	(9,689)

Total	$5,150	$2,723	$18,434	$420

Net realized gains (losses) on investments
Realized gains	$—	$—	$—	$4,809
Realized losses	(173)	(198)	(3,063)	(300)
Other gains	2,904	615	3,308	4,198
Direct recoveries (chargeoffs)	(232)	(64)	(252)	(131)
Realized losses on investments other than securities and other assets	—	—	—	—

Total	$2,499	$353	($7)	$8,576

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 36%, 26%, and 27% of our total portfolio at September 30, 2016, December 31, 2015, and September 30, 2015. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank, a non-pass-

through, taxpaying entity. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $3,000,000 in 2016 and $7,000,000 in 2015. Separately, Medallion Bank declared dividends to us of $3,000,000 in the 2016 nine months, and $5,000,000 and $15,000,000 in the 2015 quarter and nine months periods. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at September 30, 2016, December 31, 2015, and September 30, 2015. Equity investments were 1%, less than 1%, and less than 2% of our total managed portfolio at September 30, 2016, December 31, 2015, and September 30, 2015. Equity investments are comprised of common stock, partnership interests, and warrants.

Investment Securities

Investment securities were 0%, 8%, and 5% of our total portfolio at September 30, 2016, December 31, 2015, and September 30, 2015. Investment securities were 3%, 6%, and 4% of our total managed portfolio at September 30, 2016, December 31, 2015, and September 30, 2015. The investment securities are primarily United States Treasury bills purchased by us, and adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2016 and 2015. Our average balances for the nine months ended September 30, 2016 increased reflecting a recent higher average investment portfolio and Medallion Bank’s average balances increased, reflecting the strong growth in the consumer loan portfolio. The increase in borrowing costs reflected the increase of interest rates and changes in our lending mix, and Medallion Bank’s increase reflected a lengthening of the maturity profile of its certificates of deposit.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2016
Revolving lines of credit	$606	$109,633	2.20%	$2,018	$123,566	2.18%
Notes payable to banks	780	100,658	3.08	2,357	109,867	2.87
Unsecured notes	919	33,625	10.87	1,623	20,432	10.61
SBA debentures	800	79,985	3.98	2,314	78,232	3.95
Preferred securities	241	33,000	2.90	692	33,000	2.80
Margin loans	27	7,042	1.54	269	25,375	1.42

Total	$3,373	$363,943	3.69	$9,273	$390,472	3.17

Medallion Bank borrowings	$3,027	$924,897	1.30	$8,730	$929,846	1.25

Total managed borrowings	$6,400	$1,288,840	1.98	$18,003	$1,320,318	1.82

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2015
Revolving lines of credit	$608	$120,726	2.00%	$1,793	$120,973	1.98%
Notes payable to banks	837	126,986	2.62	2,437	124,857	2.61
SBA debentures	704	68,697	4.06	2,077	67,703	4.10
Preferred securities	205	33,000	2.46	601	33,000	2.44
Margin loans	48	15,655	1.23	49	5,305	1.23

Total	$2,402	$365,064	2.61	$6,957	$351,838	2.64

Medallion Bank borrowings	$2,413	$879,723	1.09	$6,574	$833,128	1.06

Total managed borrowings	$4,815	$1,244,787	1.54	$13,531	$1,184,966	1.53

We will continue to seek SBA funding to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under Small Business Investment Act, or SBIA, and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2016 and 2015, short-term adjustable rate debt constituted 59% and 75% of total debt, and was 17% and 22% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on at least an annual basis. Our analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from nonfinancial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $28,600,000 was recorded in 2016 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations. See Note 3 for additional information about Medallion Bank.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Statement of operations
Investment income	$5,269	$10,665	$20,091	$33,334
Interest expense	3,373	2,402	9,273	6,957

Net interest income	1,896	8,263	10,818	26,377
Noninterest income	104	121	165	287
Operating expenses	4,606	4,148	12,952	13,194

Net investment income (loss) before income taxes	(2,606)	4,236	(1,969)	13,470
Income tax (provision) benefit	—	—	—	—

Net investment income (loss) after income taxes	(2,606)	4,236	(1,969)	13,470
Net realized gains (losses) on investments	2,499	353	(7)	8,576
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	25,913	6,648	44,221	13,288
Net change in unrealized depreciation on investments other than securities	(14,107)	(1,570)	(18,862)	(9,621)
Net change in unrealized depreciation on investments (1)	(6,656)	(2,355)	(6,925)	(3,247)

Net increase in net assets resulting from operations	$5,043	$7,312	$16,458	$22,466

Per share data
Net investment income (loss)	($0.10)	$0.17	($0.08)	$0.55
Income tax (provision) benefit	—	—	—	—
Net realized gains (losses) on investments	0.10	0.02	—	0.35
Net change in unrealized appreciation on investments (1)	0.21	0.11	0.76	0.02

Net increase in net assets resulting from operations	$0.21	$0.30	$0.68	$0.92

Distributions declared per share	$0.05	$0.25	$0.35	$0.75

Weighted average common shares outstanding
Basic	24,136,807	24,290,502	24,173,898	24,387,726
Diluted	24,184,518	24,340,913	24,227,068	24,461,390

Balance sheet data	September 30, 2016	December 31, 2015
Net investments	$585,628	$606,959
Total assets	641,091	689,050
Total funds borrowed	352,196	404,540
Total liabilities	360,308	410,962
Total shareholders’ equity	280,783	278,088

Managed balance sheet data (2)
Net investments	$1,450,192	$1,501,555
Total assets	1,607,133	1,631,118
Total funds borrowed	1,283,808	1,313,436
Total liabilities	1,326,350	1,353,030

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	(1.56%)	2.58%	(0.38%)	2.82%
Net increase in net assets resulting from operations	3.03	4.45	3.22	4.71
Return on average equity (ROE) (4)
Net investment income after taxes	(3.73)	6.07	(0.95)	6.51
Net increase in net assets resulting from operations	7.23	10.48	7.90	10.86

Weighted average yield	3.55%	7.65%	4.45%	8.32%
Weighted average cost of funds	2.27	1.73	2.05	1.74

Net interest margin (5)	1.28	5.92	2.40	6.58

Noninterest income ratio (6)	0.07%	0.09%	0.04%	0.07%
Total expense ratio (7)	5.37	4.70	4.93	5.03
Operating expense ratio (8)	3.10	2.97	2.87	3.29

As a percentage of net investment portfolio	September 30, 2016	December 31, 2015
Medallion loans	49%	51%
Commercial loans	14	14
Investment in Medallion Bank and other controlled subsidiaries	36	26
Equity investments	1	1
Investment securities	0	8

Investments to assets (9)	91%	88%
Equity to assets (10)	44	40
Debt to equity (11)	125	145

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included interest recoveries and bonuses of $35 and $35 in the three and nine months ended September 30, 2016, and $0 and $266 for the comparable 2015 periods, and also included $3,000 of dividends from Medallion Bank for the nine months ended September 30, 2016, and $5,000 and $15,889 for the 2015 quarter and nine months. On a managed basis, combined with Medallion Bank, the net interest margin was 6.77% and 6.76% for the three and nine months ended September 30, 2016, and was 6.89% and 6.99% for the comparable 2015 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2016 Third Quarter and Nine Months compared to the 2015 periods

Net increase in net assets resulting from operations was $5,043,000 or $0.21 per diluted common share and $16,458,000 or $0.68 in the 2016 third quarter and nine months, up $475,000 or 10% and decreased $6,008,000 or 27% from $4,568,000 or $0.19 per share and $22,466,000 or $0.92 in the 2015 third quarter and nine months. The increase was primarily reflecting higher net realized/unrealized gains, partially offset by higher operating expenses and by lower net interest income and noninterest income in the quarter. The year to date decrease was primarily due to lower net interest income and noninterest income (reflecting large nonaccrual adjustments), offset by an increase in net realized/ unrealized gain, and slightly lower operating expenses in the nine months. Net investment loss after income taxes was $2,606,000 or $0.11 per share and $1,969,000 or $0.08 in the 2016 quarter and nine months, up $6,842,000 or 162% and up $15,439,000 or 115% from a gain of $4,236,000 or $0.17 per share and $13,470 or $0.55 in the 2015 quarter and nine months.

Investment income was $5,269,000 and $20,091,000 in the 2016 third quarter and nine months, down $5,396,000 or 51% and down $13,243,000 or 40% from $10,665,000 and $33,334,000 in the year ago periods. This included $0 and $3,000,000 in dividends from Medallion Bank in the 2016 quarter and nine months, compared to $5,000,000 and $15,889,000 in the comparable 2015 periods. The yield on the investment portfolio was 3.55% in the 2016 quarter, down 54% from 7.65% in 2015, and was 4.45% in the 2016 nine months, down 47% from 8.32% in the 2015 nine months. Excluding the dividends, the 2016 third quarter and nine month yields were down 13% and 12% to 3.55% and 3.79%, from 4.06% and 4.29% in the 2015 quarter and nine months, reflecting changes in the portfolio mix. Average investments outstanding were up 7% to $591,257,000 in the 2016 quarter and up 12 % to $602,399,000 in the nine months, from $553,417,000 and $535,794,000 in the year ago periods, primarily reflecting portfolio growth.

Medallion loans were $288,257,000 at quarter end, down $21,175,000 or 7% from $309,432,000 a year ago, representing 49% of the investment portfolio compared to 54% a year ago, and were yielding 4.07%, compared to 4.08% a year ago. The decrease in outstandings was primarily concentrated in the New York and Chicago markets, and reflected net amortization of loan principal as well as increased realized and unrealized losses. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $612,015,000 at quarter end, down $66,918,000 or 10% from $678,933,000 a year ago, reflecting the above. The commercial loan portfolio was $81,110,000 at quarter end, compared to $72,292,000 a year ago, an increase of $8,818,000 or 12%, and represented 14% of the investment portfolio in the current period and 13% in the period of 2015. The increase primarily reflected growth in the high-yield mezzanine portfolio. Commercial loans yielded 13.07% at quarter end, up 6% from 12.34% a year ago, primarily reflecting changes in the portfolio mix and higher yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $85,622,000 at quarter end, down $28,767,000 or 25% from $114,389,000 a year ago, primarily reflecting the sale of the asset based loan portfolio and the changes described above. Investments in Medallion Bank and other controlled subsidiaries were $208,098,000 at quarter end, up $53,643,000 or 35% from $154,455,000 a year ago, primarily reflecting our equity in the earnings of Medallion Bank and other portfolio company investments, capital contributions made, dividends paid, portfolio sales, and net appreciation, and which represented 36% of the investment portfolio, compared to 27% a year ago, and which yielded 3.88% at quarter end, compared to 14.57% a year ago, primarily reflecting the reduced dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $8,163,000 at quarter end, up $2,727,000 or 50% from $5,436,000 a year ago, primarily reflecting increased net appreciation and new equity investments offset by the transfer of an investment to investment in controlled subsidiaries, and which represented 1% of the investment portfolio in both periods, and had a dividend yield of 0.66%, compared to 1.06%, a year ago. Investment securities were $0 at quarter end, compared to $29,963,000 a year ago which was representing 5% of the net investment portfolio, and had a yield of 0.63%. See page 48 for a table that shows balances and yields by type of investment.

Interest expense was $3,373,000 and $9,273,000 in the 2016 quarter and nine months, up $971,000 or 40% and $2,316,000 or 33% from $2,402,000 and $6,957,000 in the 2015 periods. The increase in interest expense was primarily due to higher average cost of borrowings and increased borrowing levels in the nine months. The cost of borrowed funds was 3.69% and 3.17% in the 2016 quarter and nine months, compared to 2.61% and 2.64% in the year ago periods, increases of 41% and 20%, reflecting the adjustable rate nature of much of our borrowings and changes in our funding mix. Average debt outstanding was down slightly to $363,943,000 for the 2016 quarter, and was up 11% to $390,471,000 in the nine months, compared to $365,064,000 and $351,838,000 in the year ago periods, primarily reflecting increased borrowings required to fund portfolio growth and investment activity. See page 55 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $1,896,000 and $10,818,000, and the net interest margin was 1.28% and 2.4% for the 2016 third quarter and nine months, down $6,367,000 or 77% and down $15,559,000 or 59% from $8,263,000 and $26,377,000 a year ago, which represented net interest margins of 5.92% and 6.58% all reflecting the items discussed above.

Noninterest income, which is comprised of management fees, prepayment fees, servicing fee income, late charges, and other miscellaneous income was $104,000 and $165,000 in the 2016 third quarter and nine months, down $17,000 or 14% and $122,000 or 43% from $121,000 and $287,000 a year ago, primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank, and lower prepayment fees.

Operating expenses were $4,606,000 and $12,952,000 in the 2016 third quarter and nine months, up $458,000 or 11% and down $242,000 or 2% from $4,148,000 and $13,194,000 in the 2015 periods. Salaries and benefits expense was $3,039,000 and $8,816,000 in the third quarter and nine months, up $123,000 or 4% and down $418,000 or 5% from $2,916,000 and $9,234,000 in 2015, primarily reflecting lower salaries and bonus accruals in the nine months and partially related to lower headcount from closed operations and payments of severance packages in the current quarter. Professional fees were $575,000 and $1,341,000 in the quarter and nine months, up $201,000 or 54% and $1898,000 or 16% from $374,000 and $1,153,000 a year ago, primarily reflecting higher legal and consultant expenses for a variety of corporate and investment-related matters. Occupancy expense was $294,000 and $702,000 in the quarter and nine months, up $73,000 or 33% and $33,000 or 5% from $221,000 and $669,000 in the 2015 periods, primarily reflecting higher rent payments on a new lease signed in the current quarter. Other operating expenses of $698,000 and $2,093,000 in 2016 were up $61,000 or 10% and down $45,000 or 2% from $637,000 and $2,138,000 a year ago, primarily reflecting printing and investment and referral fees, offset by lower misc. taxes and lower meals and entertainment expenses in the quarter, and in the nine months also by lower computer expenses, directors fees and travel, partially offset by higher misc. taxes and higher insurance expense.

Income tax expense was $0 in the 2016 and 2015 third quarters and nine months.

Net change in unrealized appreciation on investments was $5,150,000 and $18,434,000 in the 2016 third quarter and nine months, compared to $2,723,000 and $420,000 in the 2015 third quarter and nine months, an increase in appreciation of $2,427,000 or 89% in the quarter and $18,014,000 in the nine months. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $20,763,000 and $25,787,000 in the 2016 quarter and nine months, compared to depreciation of $4,437,000 and $13,380,000 in the 2015 periods, resulting in increased depreciation of $16,326,000 and $12,407,000 in the 2016 quarter and nine months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2016 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $25,913,000 ($44,221,000 in the nine months) and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $427,000 ($2,475,000 in the nine months), partially offset by net unrealized depreciation on equity investments and loans of $6,277,000 ($9,447,000 in the nine months), net depreciation on foreclosed property of $14,107,000 ($18,862,000 in the nine months). The 2015 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $7,160,000 ($13,800,000 in the nine months The 2015 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $7,160,000 ($13,800,000 in the nine months) and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $198,000 ($300,000 in the nine months), partially offset by unrealized depreciation on loans of $2,744,000 ($2,781,000 in the nine months), net depreciation on foreclosed property of $1,570,000 ($9,621,000 in the nine months), net unrealized depreciation on equity investments of $309,000 ($1,210,000 in the nine months), and net depreciation on other assets of $12,000 ($68,000 in the nine months). The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $0 and $3,000,000 in the 2016 second quarter and six months, and were $5,000,000 and $15,889,000 in the comparable 2015 periods.

Our net realized gains on investments were $2,499,000 and a loss of $7,000 in the 2016 quarter and nine months, compared to gains of $353,000 and 8,576,000 in the 2015 quarter and nine months, an increase in realized gains of $2,146,000 in the quarter and an increase of realized loss of $8,583,000 in the nine months. The 2016 activity reflected the gains on the sale of commercial loans and other securities of $2,904,000 ($3,307,000 in the nine months), slightly offset by direct chargeoffs of $232,000 ($252,000 in the nine months) and reversals described in the unrealized paragraph above. The 2015 activity reflected the reversals described in the unrealized paragraph above, and other gains on equity investments of $615,000 ($849,000 in the nine months) and reversals of $0 ($4,809,000 in the nine months) of unrealized appreciation related to sales of other controlled subsidiaries, partially offset by $53,000 ($3,296,000 of gains in the nine months) of other losses from the other controlled subsidiaries sales and net direct chargeoffs of loans of $11,000 ($78,000 in the nine months).

Our net realized/unrealized gains on investments were $7,649,000 and $18,427,000 in the 2016 quarter and nine months, compared to $3,076,000 and $8,996,000 in the 2015 periods, an increase of $4,573,000 or 149% and $9,431,000 or 105% in net gains in the 2016 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals or the maturities of tranches drawn under the revolving lines of credit or issued as certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $81,985,000 with a weighted average interest rate of 3.63%, constituting 23% of our total indebtedness, and unsecured notes of $33,625,000 with a weighted average interest rate of 9%, constituting 10% of our total indebtness as of September 30, 2016. Also, as of September 30, 2016, portions of the adjustable rate debt with banks repriced at intervals of as long as two months, and certain of the certificates of deposit were for terms of up to 59 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2016, compared to the respective positions at the end of 2015 and 2014. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2016 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$—	$—	$—	$—	$—	$—	$—	$—
Adjustable rate	26,609	3,812	—	—	—	—	—	30,421
Fixed-rate	183,307	79,431	40,146	18,762	18,924	1,681	9,917	352,168
Cash	24,708	—	—	—	—	—	—	24,708

Total earning assets	$234,624	$83,243	$40,146	$18,762	$18,924	$1,681	$9,917	$407,297

Interest bearing liabilities
Revolving lines of credit	$108,284	$—	$—	$—	$—	$—	$—	$108,284
Notes payable to banks	95,194	32	36	—	40	—	—	95,302
SBA debentures	4,500	—	3,000	—	15,985	—	58,500	81,985
Unsecured notes	—	—	—	—	33,625	—	—	33,625
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$240,978	$32	$3,036	$—	$49,650	$—	$58,500	$352,196

Interest rate gap	($6,354)	$83,211	$37,110	$18,672	($30,726)	$1,681	($48,583)	$55,101

Cumulative interest rate gap (2)	($6,354)	$76,857	$113,967	$132,729	$102,003	$103,684	$55,101	—

December 31, 2015 (2)	($114,848)	$19,834	$86,273	$102,726	$125,935	$114,139	$71,928	—
December 31, 2014 (2)	($160,108)	($47,283)	$73,765	$108,360	$124,790	$131,736	$84,006	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (2%), (24%), and (37%), as of September 30, 2016 and December 31, 2015 and 2014, and was (6%), (14%), and (19%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year positive (negative) interest rate gap and related ratio of $35,455 or 9% for September 30, 2016, compared to ($43,838) or (9%) and ($53,066) or (12%) for December 31, 2015 and 2014, and was ($10,320) or (1%), ($77,488) or (5%), and ($28,650) or (2%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $407,297,000 and interest rate sensitive liabilities were $352,196,000 at September 30, 2016. The one-year cumulative interest rate gap was a negative $6,354,000 or 2% of interest rate sensitive assets, compared to a negative $114,848,000 or 24% at December 31, 2015 and $160,108,000 or 37% at December 31, 2014. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $35,455,000 or 9% at September 30, 2016. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,521,247,000 and interest rate sensitive liabilities were $1,283,808,000 at September 30, 2016. The one year cumulative interest rate gap was a negative $88,901,000 or 6% of interest rate sensitive assets, compared to a negative $220,686,000 or 14% and $257,578,000 or 19% at December 31, 2015 and 2014. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $10,320,000 or 1% at September 30, 2016.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $123,000,000 of notional value of principal from various multinational banks, with termination dates ranging to October 2018. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $10,000 for the three and nine months ended September 30, 2016, and $49,000 and $81,000 for the comparable 2015 periods, and all are carried at $0 on the balance sheet at September 30, 2016.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Bank. As a RIC, we are required to distribute at least 90% of our investment company taxable income; consequently, we have primarily relied upon external sources of funds to finance growth. There were $5,500,000 of unfunded commitments from the SBA, $1,500,000 of which would be issued without further capital contribution from the Company.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. At the current required capital levels, it is expected, although there can be no guarantee, that deposits of approximately $50,000,000 could be raised by Medallion Bank to fund future loan origination activities, and Medallion Bank also has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank, as a non-RIC subsidiary of ours, is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at September 30, 2016. See Note 4 to the consolidated financial statements on page 22 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Revolving lines of credit	$108,284	30.75%	2.20%
Notes payable to banks	95,302	27.06	3.04
SBA debentures	81,985	23.28	3.63
Unsecured notes	33,625	9.55	9.00
Preferred securities	33,000	9.37	2.96

Total outstanding debt	$352,196	100%	3.48

Deposits and other borrowings at Medallion Bank	931,612	—	1.16%
Total outstanding debt, including Medallion Bank	$1,283,808	—	1.80

(1)	Weighted average contractual rate as of September 30, 2016.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2016.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Revolving lines of credit	$108,284	$—	$—	$—	$—	$—	$108,284
Notes payable to banks	64,514	30,712	36	—	40	—	95,302
SBA debentures	—	—	3,000	—	15,985	63,000	81,985
Unsecured notes	—	—	—	—	33,625	—	33,625
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$172,798	$30,712	$3,036	$—	$49,650	$96,000	$352,196

Deposits and other borrowings at Medallion Bank	400,745	304,262	163,430	40,169	23,006	—	931,612

Total, including Medallion Bank	$573,543	$334,974	$166,466	$40,169	$72,656	$96,000	$1,283,808

Most of our borrowing relationships have maturity dates during 2016 and 2017. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following paragraph. The lenders have worked with us to extend and change the terms of the borrowing agreements. We have arranged for changes to the terms of the notes and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future.

We and our subsidiaries obtain financing under lending facilities extended by various banks and other financial institutions, some of which are secured by loans, taxi medallions and other assets. Where these facilities are extended to our subsidiaries, we and others of our subsidiaries may guarantee the obligations of the relevant borrower. Five of our smallest subsidiaries are borrowers under promissory notes extended to them by a bank that total $8.8 million that came due on October 17, 2016. These loans are secured by Chicago taxi medallions owned by our subsidiaries. These notes are guaranteed by Medallion Funding, not by Medallion Financial Corp. These subsidiaries have not repaid the amounts due under the notes, and the bank has filed a suit seeking payment of these amounts. This failure to pay would constitute an event of default under other loan agreements under which we or our subsidiaries are borrowers, but the lenders under those agreements have waived the default. The majority of such waivers have been signed but will not be effective until all of the waivers have been received. If judgment is entered against us in the suit brought by the bank or entered and not satisfied within specified periods of time, this event may constitute an additional event of default under these other agreements. We have not yet asked for waivers from the other lenders of this additional default. If such waivers are required and not granted, it would lead to events of default under other of our financing arrangements. We are currently negotiating the renewal of the five loans of our subsidiaries in an effort to reach a mutually beneficial settlement.

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $28,600,000 was recorded in 2016 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the year. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of September 30, 2016 by $1,471,000 on an annualized basis, compared to a positive impact of $692,000 at December 31, 2015, and the impact of such an immediate increase of 1% over a one year period would have been ($575,000) at September 30, 2016, compared to ($1,855,000) at December 31, 2015. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2016. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI		MBC	FSVC	MB	9/30/2016 Total	12/31/2015
Cash	$12,628 (1)	$584	$9,294		$34	$2,168	$—	$24,708	$30,912
Bank loans	72,026	23,028	—		—	248	—	95,302	122,429
Average interest rate	2.99%	3.13%	—		—	6.03%	—	3.04%	2.60%
Maturity	11/16-7/18	10/16-12/20	—		—	1/17-11/18	—	10/16-12/20	2/16-12/20
Preferred securities	33,000	—	—		—	—	—	33,000	33,000
Average interest rate	2.96%	—	—		—	—	—	2.96%	2.58%
Maturity	9/37	—	—		—	—	—	9/37	9/37
Unsecured notes	33,625	—	—		—	—	—	33,625	—
Average interest rate	9.00%							9.00%	—
Maturity	4/21							4/21	—
Bank loans	—	108,284	—		—	—	—	108,284	129,518
Average interest rate	—	2.20%	—		—	—	—	2.20%	2.05%
Maturity	—	12/16	—		—	—	—	12/16	12/16
Margin loans	—	—	—		—	—	—	—	45,108
Average interest rate	—%	—	—		—	—	—	—%	1.48%
Maturity	N/A	—	—		—	—	—	N/A	N/A
SBA debentures	—	—	54,000		—	33,485	—	87,485	77,485
Amounts undisbursed (2)	—	—	5,500	(2)	—	—	—	5,500	3,000
Amounts outstanding	—	—	48,500		—	33,485	—	81,985	74,485
Average interest rate	—	—	3.42%		—	3.92%	—	3.63%	3.52%
Maturity	—	—	3/21-3/27		—	3/19-9/23	—	3/19-3/27	3/19-3/26

Total debt outstanding	$138,651	$131,312	$48,500		$—	$33,733	$—	$352,196	$404,540

Including Medallion Bank
Cash	—	—	—		—	—	$64,565	$64,565	$23,094
Deposits and other borrowings	—	—	—		—	—	931,612	931,612	908,896
Average interest rate	—	—	—		—	—	1.16%	1.16%	1.04%
Maturity	—	—	—		—	—	10/16-8/21	10/16-8/21	1/16-12/20

Total cash	$12,628	$584	$9,294		$34	$2,168	$64,565	$89,273	$54,006

Total debt outstanding	$138,651	$131,312	$48,500		$—	$33,733	$931,612	$1,283,808	$1,313,436

(1)	$7,838 is pledged to a lender of an affiliate.
(2)	$4,000 of this requires a $2,000 capital contribution from the Company.

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 enhances the reporting model for stock compensation and provides users of financial statements with more decision-useful information. ASU 2016-09 simplifies guidance on several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The update, as amended, is effective for annual periods beginning after December 15, 2016. We do not believe this update will have a material impact on our financial condition.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this Update is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We do not believe this update will have a material impact on our financial condition.

Common Stock

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of November 8, 2016, there were approximately 293 holders of record of our common stock.

On November 8, 2016, the last reported sale price of our common stock was $4.24 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2016	DISTRIBUTIONS DECLARED	HIGH	LOW
Third Quarter	$0.05	$8.12	$3.95
Second Quarter	0.05	9.42	7.00
First Quarter	0.25	9.90	6.11

2015
Fourth Quarter	$0.25	$8.76	$6.36
Third Quarter	0.25	9.23	6.17
Second Quarter	0.25	11.01	8.35
First Quarter	0.25	10.80	9.06

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through December 31, 2014	576,143	10.21	576,143	14,120,043
January 1 through December 31, 2015	413,193	7.77	413,193	24,398,115
January 1 through September 30, 2016	161,174	5.19	161,174	23,561,324

Total	2,731,125	8.75	2,731,125

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2016, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2016 and were to conclude 180 days after the commencement of the purchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2016. In addition, based on our evaluation as of September 30, 2016, there have been no changes that occurred during the 2016 nine months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Structure

Changes in the taxicab and for-hire vehicle industries have resulted in increased competition and could have a material adverse effect on our business, financial condition, and operations.

There have been recent changes in the taxicab and for-hire vehicle industries that have resulted in increased competition in all of our taxi medallion markets. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. According to the Taxi and Limousine Commission, or TLC, between January 2015 and October 2016, approximately 9,300 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to approximately 81,300 as of July 31, 2016, a 13% increase from January 2015.

In addition, the New York State legislature enacted a law on December 21, 2011, which was amended on February 17, 2012, to permit cars for-hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law the TLC has issued approximately 8,200 Street Hail Livery licenses since June 2013, of which approximately 5,000 are active.

TLC annualized data through June 2016 has shown a 7.9% reduction in the average daily New York City taxicab fare totals, including tips, compared to the same period in 2015, and a 10.0% reduction in the average daily number of New York City taxicab trips. Such reductions in fare totals and taxicab trips are likely the result of a combination of ridesharing apps, Street Hail Livery licenses, and other forms of public transportation.

As of September 30, 2016, 15.9% of our managed medallion loan portfolio and 19.4% of our on-balance sheet loan portfolios were 90 days or more past due, compared to 4.1% and 3.8% at December 31, 2015. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. Increased competition from ridesharing apps and Street Hail Livery licenses has reduced our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions and the value of taxicab medallions. If these trends continue and intensify, there would be a material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure would have a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, over the past 20 years New York City taxicab medallions had appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions in 2014. Over approximately the last two years, however, taxicab medallions have declined in value. Since the September 30, 2014 peak valuation, the value of New York City taxicab medallions decreased by approximately 46% for individual medallions and 43% for corporate medallions. As reported by the TLC, individual (owner-driver) medallions sold for approximately $572,000 and corporate medallions sold for approximately $750,000 as of September 30, 2016.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. The Chicago medallions had appreciated in value from $50,000 in 2003 to approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxicab medallions. The medallion sale transactions reported by the City of Chicago during the last nine months have been unrepresentative of a liquid market, and have not been considered for valuation purposes.

Decreases in the value of our medallion loan collateral has resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of all of our medallion loans was approximately 92% as of September 30, 2016 and 76% as of December 31, 2015. If taxicab medallion values continue to decline, there would be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral would be diminished, which would result in material losses on defaulted medallion loans which would have a material adverse effect on our business. A substantial decrease in the value of our Chicago medallions purchased out of foreclosure would adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we would realize less than the value at which we had previously recorded such medallions.

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

As of September 30, 2016, we had $352,196,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.48% at September 30, 2016, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $931,612,000 of outstanding indebtedness at a weighted average borrowing cost of 1.16%.

Most of our relationships have maturity dates during 2016 and 2017. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following risk factor. The lenders have worked with us to extend and change the terms of the borrowing agreements. See also note 14, for a discussion of the new lending arrangements to date.

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

We and our subsidiaries obtain financing under lending facilities extended by various banks and other financial institutions, some of which are secured by loans, taxi medallions and other assets. Where these facilities are extended to our subsidiaries, we and others of our subsidiaries may guarantee the obligations of the relevant borrower. Five of our smallest subsidiaries are borrowers under promissory notes extended to them by a bank that total $8.8 million that came due on October 17, 2016. These loans are secured by Chicago taxi medallions owned by our subsidiaries. These notes are guaranteed by Medallion Funding, not by Medallion Financial Corp. These subsidiaries have not repaid the amounts due under the notes, and the bank has filed a suit seeking payment of these amounts. This failure to pay would constitute an event of default under other loan agreements under which we or our subsidiaries are borrowers, but we are in the process of seeking to obtain waivers of such default from the lenders under those agreements. The majority of such waivers have been signed but will not be effective until all of the waivers have been received. If judgment is entered against us in the suit brought by the bank or entered and not satisfied within specified periods of time, this event may constitute an additional event of default under these other agreements. We have not yet asked for waivers from the other lenders of this additional default. If such waivers are required and not granted, it would lead to events of default under other of our financing arrangements. We are currently negotiating the renewal of the five loans of our subsidiaries in an effort to reach a mutually beneficial settlement for a renewal will be reached.

We are subject to certain financial covenants and other restrictions under our loan and credit arrangements, which could affect our ability to finance future operations or capital needs or to engage in other business activities.

Our loan and credit agreements contain financial covenants and other restrictions relating to borrowing base eligibility, tangible net worth, net income, leverage ratios, shareholders’ equity, and collateral values. Our ability to meet these financial covenants and restrictions could be affected by events beyond our control, such as a substantial decline in collateral values or a rise in borrower delinquencies. A breach of these covenants could result in an event of default under the applicable debt instrument. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. Certain other events can constitute an event of default. In addition, an event of default under the credit agreements would permit the lenders under our credit facilities to terminate all commitments to extend further credit under the facilities. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of the related notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Based on the foregoing factors, the operating and financial restrictions and covenants in our current credit agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

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

As a regulated entity, Medallion Bank is subject to periodic routine examination from its regulators. Medallion Bank is currently undergoing such an examination, and while the final results of the examination are unknown at this time, it is possible that the regulators could require additional loan loss reserves or other financial adjustments at the Bank. While this would be, if it occurs at all, a subsequent event to our current regulatory filings, it is possible that the regulators could require the Bank to record any adjustment as a restatement of the Bank’s previously filed regulatory reports, resulting in certain of the supplemental Medallion Bank disclosures in this Form 10-Q to differ from the adjusted numbers. The Company would assess as appropriate any such restatement to the Bank’s regulatory reports and its effect, if any, on the carrying value of Medallion Bank, and if there is no material change on the carrying value there would be no change required in the Form 10-Q.

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

Our business may periodically require capital. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness. We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•	Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be restricted from issuing additional debt, may be limited in making distributions on our stock, and may be required to sell a portion of our investments and, depending on the nature of our leverage, to repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. In addition to the 1940 Act, we are subject to two exemptive orders which govern how we calculate our senior securities and under which we have agreed that we will meet the applicable asset coverage ratios both individually and on a consolidated basis. As of September 30, 2016, our asset coverage was approximately 272%, calculated on a consolidated basis, and 250% calculated on an unconsolidated basis.

•	Any amounts that we use to service our debt or make payments on preferred stock will not be available for distributions to our common shareholders.

•	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

•	We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities and other indebtedness.

•	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock, including separate voting rights, and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

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

Since our investments in assets that are not “qualifying assets” exceeded 30% of our total assets as of September 30, 2016, we are precluded from making any follow-on investments in Medallion Bank and our City of Chicago taxicab medallions purchased out of foreclosure, and could be precluded from investing in what we believe are attractive investments, which could have a material adverse effect on our business.

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in investments other than securities on the consolidated balance sheet, are non-qualifying assets. As of September 30, 2016, the percentage of our total assets that were invested in non-qualifying assets were up to 40.6% on an unconsolidated basis and up to 35.1% on a consolidated basis. We did not satisfy the requirement that no more than 30% of our total assets be comprised of non-qualifying assets, and are currently not permitted to acquire any non-qualifying assets. We are therefore unable to make any investments in non-qualifying assets, including follow-on investments in Medallion Bank and our City of Chicago taxicab medallions purchased out of foreclosure. As a result of such failure, we could also be precluded from investing in what we believe are attractive investments or could be required to dispose of non-qualifying assets at times or on terms that may be disadvantageous to us. We would also not be able to support Medallion Bank’s capital requirements, if any, and Medallion Bank may also not be able to grow as quickly because we are precluded from providing additional funding to Medallion Bank. Any of the foregoing consequences could have a material adverse effect on us. If we purchase a non-qualifying asset after failing to satisfy the requirement that no more than 30% of our total assets be comprised of non-qualifying assets, then we would be deemed to be in violation of the 1940 Act and the violation could also result in an event of default on our debt obligations. In addition, if we are found to be in violation of the requirements applicable to business development companies under the 1940 Act, we could be unable to qualify as a RIC under the Code.

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

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. We monitor our compliance with these asset tests and any other investment concentrations in conjunction with the diversification tests. As of September 30, 2016, our largest investment subject to this test was our investment in Medallion Bank, representing 35.7% of our RIC assets, and no other investments were more than 5% of our RIC assets. We are currently evaluating options that could enable us to cure our failure of the 25% asset diversification test. We cannot guarantee that we will be successful in curing such failure. If we are unable to cure this failure, we may be restricted from investing additional capital in Medallion Bank. Our inability to cure the failure would result in us not being eligible to file our tax returns as a RIC for 2016.

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

Some of our subsidiaries are subject to the SBIA. Our SBIC subsidiaries that are also RICs may be prohibited by the SBIA from making the distributions necessary to qualify as a RIC. The SBA has agreed that our SBIC subsidiaries can make these distributions provided we reinvest the distributions in our SBIC subsidiaries as undistributed net realized earnings. We cannot assure you that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax at the subsidiary level. In the event we are granted a waiver, we will be required to reinvest the distribution into the SBIC as capital. This may result in us recognizing taxable income without receiving a corresponding amount of cash to pay the distribution. Any failure to pay the distribution could cause a loss of RIC status and the imposition of entity level tax.

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

During 2014, one of our SBIC subsidiaries, Freshstart, was examined by the SBA. The SBA issued a report related to such examination in February 2015 and Freshstart has responded to the SBA’s report. The ultimate outcome of the foregoing regulatory examination cannot be predicted with any certainty at this time.

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

The majority of our loan portfolio is comprised of fixed-rate loans. An abrupt increase in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at higher prevailing interest rates.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly review the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, market conditions for loans (e.g., values used by other lenders and any active bid/ask market), comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is above its cost basis. As of September 30, 2016, our net unrealized appreciation on investments was $43,415,000 or 8.01% of our investment portfolio, and the appreciation on our investments other than securities and other assets was $10,094,000 or 109% of our investments other than securities.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of September 30, 2016 by approximately $1,471,000 on an annualized basis, compared to a positive impact of $692,000 at December 31, 2015, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($575,000) at September 30, 2016, compared to ($1,855,000) at December 31, 2015. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies and industries. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of September 30, 2016, investments in New York City taxi medallion loans represented approximately 74% of our managed taxi medallion loans, which in turn represented 40% of our managed net investment portfolio. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary Chapter 7 case to a Chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At September 30, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. See page 51 for additional information regarding this matter.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of September 30, 2016 and December 31, 2015. Filed herewith.

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

MEDALLION FINANCIAL CORP.

Date:	November 9, 2016

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.