Form 10-K
period 2016-12-31
MEDALLION FINANCIAL CORP
filed 2017-03-14
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2016 was $154,371,047.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 10, 2017 was 24,127,785.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2016, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2016 FORM 10-K ANNUAL REPORT

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

Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 3%, and our commercial loan portfolio at a compound annual growth rate of 4% (7% and 4% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. In January 2017, the Company announced its plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,632,000,000 as of December 31, 2016 and $1,655,000,000 as of December 31, 2015, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $263,060,000 or $14.66 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans, which are then serviced by MSC. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $469,383,000 as of December 31, 2016. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the Investment Company Act of 1940, or the 1940 Act.

Our diversified investments in other controlled subsidiaries are comprised of Medallion Fine Art, Inc., Medallion Motorsports, LLC, and LAX Group, LLC. In addition, we made both marketable and nonmarketable equity investments.

We are a closed-end, non-diversified management investment company, organized as a Delaware corporation, under the 1940 Act. We have elected to be treated as a business development company, or BDC, under the 1940 Act. During our tax year ended December 31, 2016, we did not qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and therefore we became subject to taxation as a corporation under Subchapter C of the Code. We had in previous years qualified and elected to be treated for federal income tax purposes as a RIC. As a RIC, we generally did not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distributed to our shareholders as dividends, if we met certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level US federal and state income taxes. See Note 5 for more information.

We are managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals. Alvin Murstein, our chairman and chief executive officer, has over 60 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses. Andrew M. Murstein, our president, has over 25 years of experience and is the third generation in his family to participate in the business.

Below is our organizational structure reflecting our consolidated and unconsolidated subsidiaries.

(1)	An SBIC and a RIC which originates and services taxicab medallion and commercial loans.
(2)	An SBIC which is our primary taxicab medallion lending company.
(3)	An SBIC and a RIC which conducts a mezzanine financing business.
(4)	Formed for the purpose of holding and managing equity investments in a racing team.
(5)	Formed for the purpose of owning medallion loans originated by Medallion Funding.
(6)	Formed for purpose of owning and leasing repossessed Chicago taxicab medallions.
(7)	Formed for the purpose of issuing unsecured preferred securities to investors.
(8)	A Utah industrial bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities.
(9)	Formed for the purpose of conducting loan servicing activities.
(10)	Formed for the purpose of holding an equity investment in a professional lacrosse team.
(11)	Formed for the purpose of holding and managing a hotel investment and such investment was sold in March 2015.
(12)	Formed for the purpose of engaging in art dealing.
(13)	Formed for the purpose of engaging in general consulting services.
(14)	Formed for the purpose of holding an equity investment in a racing team.

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, motorcycles, and trailers, and to finance small scale home improvements.

The following chart shows the components of our $1,517,592,000 managed net investment portfolio as of December 31, 2016.

(Dollars in thousands)	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$266,816	$261,827	$528,643
Commercial loans	83,634	2,567	86,201
Consumer loans	—	700,685	700,685
Investments in Medallion Bank and other controlled subsidiaries	293,360	(136,626)	156,734
Investment securities	—	36,861	36,861
Equity investments	8,468	—	8,468

Net investment portfolio	$652,278	$865,314	$1,517,592

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

Medallion Loans

Taxi medallion loans of $266,816,000 comprised 41% of our $652,278,000 net investment portfolio as of December 31, 2016, compared to $308,408,000 or 51% of our $606,959,000 net investment portfolio as of December 31, 2015. Managed taxi medallion loans of $528,643,000 comprised 35% of our $1,517,592,000 managed net investment portfolio as of December 31, 2016, compared to $640,904,000 or 43% of our $1,501,555,000 managed net investment portfolio as of December 31, 2015. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $553,439,000 as of December 31, 2016, compared to $667,863,000 as of December 31, 2015. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately $3,581,000,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised 69% of the value of the medallion loan portfolio as of December 31, 2016 and 2015, and were 76% and 74% on a managed basis. Based on taxi medallion values published by the New York City Taxi and Limousine Commission, or TLC, we estimate that the total value of all of New York City taxicab medallions and related assets such as the vehicle, taximeter, and roof lights exceeded $7.6 billion as of December 31, 2016. We estimate that the total value of all taxicab medallions and related assets in our major US markets exceeded $8.8 billion as of December 31, 2016.

While medallion loans do become delinquent or in default, all of our medallion loans are secured by the medallion and enhanced with personal guarantees of the shareholders and owners. When a borrower defaults on a loan, we have the ability to restructure the underlying loan or repossess the medallion collateralizing that loan and sell it in the market or through a foreclosure auction and pursue the personal guarantees. Given the current market conditions we have taken significant unrealized losses against non-performing loans to mitigate potential future losses.

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2016. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on page F-37.

(Dollars in thousands)	# of Loans	% of Medallion Loan Portfolio (1)		Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	743		76%	3.64%	$448,035
Chicago	219		13	4.33	78,773
Newark	140		5	5.23	29,953
Boston	68		5	4.51	28,061
Cambridge		15	1	4.48	4,458
Other		27	—	7.51	2,205

Total managed medallion loans		1,212	100%	3.88	591,485

Deferred loan acquisition costs					410
Unrealized depreciation on loans					(63,252)

Net managed medallion loans					$528,643

(1)	Based on principal balance outstanding at December 31, 2016.
(2)	Based on the contractual rates of the portfolios at December 31, 2016.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City, except as discussed below. As reported by the TLC, individual (owner-driver) medallions sold for approximately $500,000 and corporate medallions sold for approximately $550,000 as of December 31, 2016. Individual medallions are issued to an owner-driver who must drive the taxicab for a minimum number of hours in each calendar year whereas corporate medallions are medallions that can be aggregated by businesses, leased to drivers, and operated for more than one shift. The number of taxicab medallions is limited by law, and as a result of the limited supply of medallions, an active market for medallions has developed. The law limiting the number of medallions also stipulates that the ownership for the 13,630 medallions outstanding as of December 31, 2016 shall remain divided into 5,733 individual medallions and 7,897 fleet or corporate medallions. Corporate medallions are more valuable because they can be aggregated by businesses, leased to drivers, and operated for more than one shift. New York City auctioned 600 additional medallions during 2004, 308 during 2006, 89 during 2008, 200 in 2013, and 206 in 2014. The medallions auctioned in 2006 were restricted to hybrid fuel vehicles and wheelchair accessible vehicles. In addition, New York City auctioned an additional 63 medallions for wheelchair accessible vehicles in 2007. There was a 25% fare increase which took effect in May 2004 and a 17% fare increase that took effect in September 2012. The New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pick up street hails in the boroughs outside Manhattan. Pursuant to the law, the TLC began issuing Street Hail Livery licenses in June 2013.

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

Most New York City medallion transfers are handled through approximately 24 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 26% of the loans originated during 2016, and 24% for 2015. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions sold for approximately $60,000 as of December 31, 2016. Pursuant to a municipal ordinance, the number of outstanding medallions is capped at 6,995 as of December 31, 2016. We estimate that the total value of all Chicago medallions and related assets is over $489,650,000 as of December 31, 2016.

The Boston Market. We estimate that Boston medallions sold for approximately $300,000 as of December 31, 2016. The number of Boston medallions is capped at 1,825 as of December 31, 2016. We estimate that the total value of all Boston medallions and related assets is over $569,984,000 as of December 31, 2016.

The Newark Market. We estimate that Newark medallions sold for approximately $200,000 as of December 31, 2016. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $123,600,000 as of December 31, 2016.

The Cambridge Market. We estimate that Cambridge medallions sold for approximately $165,000 as of December 31, 2016. The number of Cambridge medallions is 257 as of December 31, 2016. We estimate that the total value of all Cambridge medallions and related assets is over $45,154,000 as of December 31, 2016.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2016, we and Medallion Bank have originated more than $930,335,000 of commercial loans. Commercial loans of $83,634,000 comprised 13% of our $652,278,000 net investment portfolio as of December 31, 2016, compared to $81,895,000 or 14% of our $606,959,000 net investment portfolio as of December 31, 2015. Managed commercial loans of $86,200,000 comprised 6% of our $1,517,592,000 net investment portfolio as of December 31, 2016, compared to $125,882,000 or 8% of our $1,501,555,000 managed net investment portfolio as of December 31, 2015. We have worked to increase our commercial loan activity in recent years, primarily because of the attractive higher yielding, floating rate nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 4% since 1996. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We focus our marketing efforts on the manufacturing, professional, scientific, and technical services and other services. The majority of our commercial borrowers are located in the New York metropolitan area and the Midwest. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 901 basis points over the prevailing prime rate at year end, up from 668 basis points over prime at the end of 2015. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged 2.0% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2016. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on F-30.

(Dollars in thousands)	# of Loans	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial loans
Secured mezzanine	37	87%	13.47%	$76,470
Other secured commercial	38	13	7.97	11,224

Total managed commercial loans	75	100%	12.76	87,694

Deferred loan acquisition income				(112)
Unrealized depreciation on loans				(1,381)

Net managed commercial loans				$86,201

(1)	Based on principal balance outstanding at December 31, 2016.
(2)	Based on the contractual rates of the portfolios at December 31, 2016.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, more than 61% of which are located in the Midwest and Northeast regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $1,000,000 to $5,600,000, and represent approximately 87% of our managed commercial loan portfolio as of December 31, 2016, and were 53% as of December 31, 2015. Frequently, we also receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Other Secured Commercial Loans. We originate other commercial loans to a variety of businesses nationwide, including retail trade and various service providers. These commercial loans are generally secured by all of the assets of the businesses and are generally personally guaranteed by the principals. Frequently, we receive assignments of lease from our borrowers. The loans generally range in size from under $100,000 to approximately $3,200,000. These loans represented approximately 13% of the managed commercial loan portfolio as of December 31, 2016 and 2015. Historically, most of the portfolio has consisted of fixed-rate loans.

Consumer Loans. Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $700,685,000 comprised 46% of our $1,517,592,000 managed net investment portfolio as of December 31, 2016, compared to $619,887,000 or 41% of our $1,501,555,000 managed net investment portfolio as of December 31, 2015, and represent our largest lending segment. The loans are collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements, located in all 50 states. The portfolio is serviced by a large third party servicer. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

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

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with dealers in the consumer market and brokers in the medallion market. We believe that our relationships with dealers and brokers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of dealer and broker relationships in our target markets over the last 50 years. We believe that our management team’s relationships with these dealers and brokers have and will continue to provide us with significant investment opportunities. In 2016, 100% of our consumer loans were generated by brokers and dealers, and there were few originations in the medallion or commercial lending space.

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

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the years indicated.

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Net investments at beginning of year	$1,501,555	$1,310,685	$1,144,596
Investments originated (1)	738,238	492,127	469,816
Repayments of investments (1)	(752,582)	(288,783)	(288,649)
Net realized losses on investments	(34,888)	(3,902)	(12,290)
Net increase in unrealized appreciation (depreciation) (2)	79,650	3,286	8,661
Transfers to other assets/liabilities, net	(10,941)	(8,553)	(8,413)
Amortization of origination costs	(3,440)	(3,305)	(3,036)

Net increase in investments	16,037	190,870	166,089

Net investments at end of year	$1,517,592	$1,501,555	$1,310,685

(1)	Includes refinancings.
(2)	Excludes net unrealized appreciation (depreciation) of ($28,372), ($10,839), and ($1,759) for the years ended December 31, 2016, 2015, and 2014 related to investments other than securities and other assets.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). We estimate that the weighted average loan-to-value ratio of all of the medallion loans was 129% as of December 31, 2016, compared to 76% as of December 31, 2015, reflecting the very conservative values we have placed on all medallion loans, including the vast majority which are performing as agreed. These ratios also do not factor in the managed unrealized depreciation on these loans of $63,252,000 and $9,574,000 as of December 31, 2016 and 2015. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

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

Historically, we generally retain the medallion loans we originate; however, from time to time, we participate or sell shares of some loans or portfolios to interested third party financial institutions. In these cases, we retain the borrower relationships and service the sold loans.

Mezzanine and Commercial Loans. We have typically originated mezzanine and commercial loans in principal amounts generally ranging from under $100,000 to $5,600,000, and occasionally, have originated loans in excess of that amount. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid, and in the first five years, a fee will be owed to us. The term of, and interest rate charged on, certain of our outstanding loans are subject to the regulations of the Small Business Administration, or the SBA. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%, however, terms and interest rates are subject to market competition for all loans. Unlike medallion loans, for which competition precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans.

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around ten years. Interest rates offered are fixed. Borrowers may prepay consumer loans without any prepayment penalty. In general, Medallion Bank has established relationships with dealers and contractors in the industry, who are the sources for most of the customers of Medallion Bank.

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

The table below summarizes our sources of available funds and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2016. See Note 4 to the consolidated financial statements for additional information about each credit facility.

Consolidated sources of funds (Dollars in thousands)	Total
Cash and cash equivalents (1)	$20,962
Bank loans	94,219
Average interest rate	3.22%
Maturity	10/16-12/20
Preferred securities	33,000
Average interest rate	3.07%
Maturity	9/37
Unsecured notes	33,625
Average interest rate	9.00%
Maturity	4/21
DZ loan	106,244
Average interest rate	2.36%
Maturity	6/17
SBA debentures	87,485
Amounts available (2)	5,500
Amounts outstanding	81,985
Average interest rate	3.63%
Maturity (3)	3/19-3/27

Total debt outstanding	$349,073

Medallion Bank
Cash and cash equivalents	$30,881
Deposits and other borrowings	908,442
Average interest rate	1.22%
Maturity	1/17-12/21

Total cash and cash equivalents, including Medallion Bank	$51,843

Total debt outstanding, including Medallion Bank	$1,257,515

(1)	$7,840 is pledged to a lender of an affiliate.
(2)	$2,000 of this requires a $1,000 capital contribution from the Company.
(3)	In connection with the Freshstart loan described in Note 19, the $33,485 of principal was restructured into a new note and matures in tranches from February 2018 to February 2020.

We fund our fixed-rate loans with variable-rate credit lines and bank debt, and with fixed-rate SBA debentures and other borrowings. The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk. We seek to manage our exposure to increases in market rates of interest to an acceptable level by:

•	Originating adjustable rate loans;

•	Incurring fixed-rate debt; and

•	Purchasing interest rate caps to hedge a portion of variable-rate debt against increases in interest rates.

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 52.

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

Employees

As of December 31, 2016 we employed 131 persons, including 64 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

MATERIAL US FEDERAL INCOME TAX CONSIDERATIONS

Taxation as a Corporation

For our tax year ended December 31, 2016, we did not qualify for RIC status and as a result our status changed from a RIC subject to Subchapter M of the Code to a corporation subject to taxation under Subchapter C of the Code. As a result of such change, for the taxable period ended December 31, 2016, we will be taxed as a corporation and must pay corporate-level federal and state income taxes on our taxable income. Through December 31, 2015, we qualified and elected to be treated as a RIC under Subchapter M of the Code. As a result of our status as a RIC in prior years, we generally were not subject to federal income tax on the portion of our taxable income and capital gains we distributed to our shareholders, but we were also not permitted to carry forward net operating losses from year to year. Because we are taxed as a corporation under Subchapter C of the Code for the tax year ended December 31, 2016, we are able to carry forward any net operating losses historically incurred to succeeding years, which we would not be permitted to do if we were subject to taxation as a RIC under Subchapter M of the Code. However, because we did not qualify for RIC status for the tax year ended December 31, 2016, distributions will generally be taxable to our shareholders to the extent of our current and accumulated earnings and profits for US federal tax purposes. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of a shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Qualification as a RIC is made on an annual basis and, although we and some of our subsidiaries have qualified in the past, we cannot assure you that we will qualify for such treatment in the future.

Taxation as a RIC

If we satisfy the requirements to be treated as a RIC in a future taxable year, the following discussion is a general summary of the material US federal income tax considerations that would be applicable to us and to an investment in shares of our common stock in such tax year. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment in a year in which we satisfy the requirements to be treated as a RIC. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under US federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors will hold our common stock in such a taxable year as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding an investment in our common stock for a year in which we satisfy the requirements to be treated as a RIC. This summary does not discuss any aspects of the Medicare Contribution tax, US estate or gift tax, or foreign, state, or local tax. It does not discuss the special treatment under US federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

In the event we meet the requirements to be treated as a RIC in a taxable year, in such tax year we generally would not have to pay corporate-level US federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends for such taxable year. To qualify as a RIC in a taxable year, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment in a taxable year we would be required to distribute to our shareholders, for each such taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. We refer to this distribution requirement as the Annual Distribution Requirement.

If we, in a taxable year:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we would not be subject to US federal income tax for such tax year on the portion of our investment company taxable income and net capital gain (i.e., net long-term capital gains in excess of net short-term capital losses) we distribute to shareholders. We will be subject to US federal income tax at the regular corporate rates in such tax year on any income or capital gain not distributed (or deemed distributed) to our shareholders.

As a RIC we would be subject to a 4% nondeductible US federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year, and (3) any income realized, but not distributed, in preceding years. We refer to this distribution requirement as the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for US federal income tax purposes in a tax year, we must, among other things:

•	qualify to be treated as a business development company under the 1940 Act at all times during each such taxable year;

•	derive in each such taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or foreign currencies, or other income derived with respect to our business of investing in such stock or securities or currencies, and net income derived from interests in “qualified publicly traded partnerships” (i.e., partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends, capital gains, and other traditionally permitted mutual fund income described in this paragraph) or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of each such taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, US Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than US Government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. We refer to these two requirements as the Diversification Tests.

In such taxable year in which we meet the RIC qualification requirements, we may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income in such taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in such taxable year in which we are treated as a RIC in order to satisfy the Annual Distribution Requirement, even though we would not have received any corresponding cash amount.

In the taxable years we met the requirements to be treated as a RIC, we were authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we were not permitted to make distributions to our shareholders while our debt obligations and other senior securities were outstanding unless certain “asset coverage” tests were met. See “Regulation—Senior Securities.” In any tax year that we qualify as a RIC, our ability to dispose of assets to meet the distribution requirements in such year may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we were to dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement in such tax year, we may have to make such dispositions at times that, from an investment standpoint, are not advantageous.

The remainder of this discussion in this subsection would apply in any taxable year in which we have met the requirements to be treated as a RIC and have satisfied the Annual Distribution Requirement.

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

Regulation by the SBA

Medallion Funding, Medallion Capital, and Freshstart are each licensed by the SBA to operate as SBICs, under the Small Business Investment Act of 1958, as amended, or the SBIA. The SBIA authorizes the organization of SBICs as vehicles for providing equity capital, long term financing, and management assistance to small business concerns. Under the regulations promulgated by the SBA a “small business concern” is defined as a business that is independently owned and operated, which does not dominate its field of operation, and which (i) has a tangible net worth, together with any affiliates, of $19.5 million or less and average annual net income after US federal income taxes for the preceding two fiscal years of $6.5 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under the Federal government’s North American Classification System, or the NAICS, that assigns codes to the industry in which a small business is engaged and provides a small business size standard based either on the number of persons employed by the business or its gross revenues. In addition, at the end of each fiscal year, at least 25% of the total amount of loans made (after April 25, 1994) must be made in “smaller businesses” that have a net worth of $6.0 million or less, and average net income after federal income taxes for the preceding two years of $2.0 million or less. A business that meets the NAICS size standards also qualifies as a “smaller business” for purposes of meeting SBA’s size standard regulations.

Investments by SBICs must be in active, primarily domestic businesses. SBIC regulations preclude investment in the following types of businesses: (1) financial companies whose principal business activity is as a relender or reinvestor (that is, directly or indirectly, providing funds to others, purchasing debt obligations, factoring, or long term leasing of equipment with no provision for maintenance or repair); (2) many kinds of real estate projects; (3) single purpose projects that are not continuing businesses; (4) companies located outside the U. S. intending to use the proceeds of the investment outside of the U.S. or companies that are located in the U.S. that have more than 50% of their employees located outside of the U.S.; (5) businesses that are passive and do not carry on an active trade or business; (6) businesses that use 50% or more of the funds to buy goods or services from an associated supplier; and (7) certain “sin businesses” such as gambling and the like. Nonetheless, the regulations provide an exception to (1) above for an SBIC that provides Venture Capital Financing investments (represented by common or preferred stock, a limited partnership interest or a similar partnership interest) to a Disadvantaged Business that is a relender or reinvestor), so long as, without SBA prior approval, total outstanding financings do not exceed the SBICs regulatory capital at the end of its fiscal year.

Under current SBA regulations, the maximum rate of interest that Medallion Funding, Medallion Capital and Freshstart may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2016, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2016, our outstanding medallion loans had a weighted average rate of interest 4.01% and our outstanding commercial loans had a weighted average rate of interest of 13.05%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years.

In addition, SBICs are subject to periodic examination by the SBA, for which the SBA charges examination fees. SBICs are required to maintain certain minimum levels of capital and must maintain certain records and make them available for SBA examination. SBICs also are required to prepare valuations of their portfolio investments in accordance with prescribed valuation guidelines, to maintain certain minimum levels of capital, to file annual reports containing financial, management and other information and to file notices of certain material changes in their ownership and operations.

SBICs are precluded from making investments in a small business if it would give rise to a conflict of interest. Generally, a conflict of interest may arise if an associate of the SBIC has or makes an investment in the small business the SBIC is financing or serves as one of its officers or would otherwise benefit from the financing. A conflict of interest would also occur if an SBIC were to lend money to any of its officers, directors, and employees, or invest in any affiliates thereof. Joint investing with an associate (such as another fund controlled by affiliates of the General Partner) may be made on identical terms or on terms that are fair to the SBIC. The SBA also prohibits, without prior SBA approval, a “change of control” or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements, or otherwise.

Under SBA regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single small business concern may not exceed 30% of an SBIC’s regulatory capital, as defined in the SBIA.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBA regulations. These permitted investments include direct obligations of, or obligations guaranteed as to principal and interest by, the government of the US with a term of 15 months or less and deposits maturing in one year or less issued by an institution insured by the FDIC. These permitted investments must be maintained in (i) direct obligations of, or obligations guaranteed as to principal and interest by, the US, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less if the securities underlying the repurchase agreements are direct obligations of, or obligations guaranteed as to principal and interest by the US, and such securities must be maintained in a custodial account in a federally insured institution; (iii) mutual funds, securities, or other instruments that exclusively consist of, or represent pooled assets of, investments described in (i) or (ii) above; (iv) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (v) a deposit account in a federally insured institution, subject to withdrawal restriction of one year or less; (vi) a checking account in a federally insured institution; or (vii) a reasonable petty cash fund.

SBICs may purchase voting securities of small business concerns in accordance with SBA regulations. Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA on October 22, 2002 (pursuant to Public Law 106-554) allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

If an SBIC defaults in its payment obligations to SBA under its outstanding debentures, fails to comply with any terms of its securities, or violates any law or regulation applicable to it, the SBA has the right to accelerate the maturity of all amounts due under its debentures. Additionally, the SBA can bring suit for the appointment of a receiver for the SBIC and for its liquidation in the event a default on payment of a SBIC’s debentures or for serious regulatory violations.

Regulation of Medallion Bank as an Industrial Bank

In May 2002, we formed Medallion Bank, which received approval from the FDIC for federal deposit insurance in October 2003. Medallion Bank, a Utah-chartered industrial bank, is a depository institution subject to regulatory oversight and examination for safety and soundness by both the FDIC and the Utah Department of Financial Institutions. Numerous other federal and state laws and regulations govern almost all aspects of Medallion Bank’s operations and, to some degree, our operations and those of our non-bank subsidiaries as institution-affiliated parties. Under its banking charter, Medallion Bank is empowered to make consumer and commercial loans, and may accept all FDIC-insured deposits other than demand deposits (checking accounts). Medallion Bank provides stable and low-cost bank deposit funding for our key lending business activities conducted through Medallion Bank.

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

In addition, Medallion Bank is subject to a Common Equity Tier 1 capital conservation buffer on top of the minimum risk-based capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% each subsequent January 1 until January 1, 2019. Including the buffer, by January 1, 2019, Medallion Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0%, a Tier 1 risk-based capital ratio of greater than 8.5% and a total risk-based capital ratio of greater than 10.5%. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of qualifying minority interests that are in the form of common stock.

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

In addition, pursuant to provisions of the FDIC Improvement Act of 1991, or FDICIA, and related regulations with respect to prompt corrective action, FDIC-insured institutions such as Medallion Bank may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are well capitalized. The U.S. Basel III capital rules revised the capital threshold to be well capitalized. Effective January 1, 2015, in order to qualify as well capitalized, an insured depository institution must maintain a Common Equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a Tier 1 leverage ratio of at least 5.0%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

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

Other

Because Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and we are a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us and, indirectly, Medallion Bank, without, in most cases, prior written approval of the FDIC or the Commissioner of Utah Department of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. Although Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in Medallion Financial Corp. is not insured or guaranteed by the FDIC, or any other agency, and is subject to loss.

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

In addition, NASDAQ has adopted corporate governance listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

AVAILABLE INFORMATION

Our corporate website is located at www.medallion.com. We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendment to those reports filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings can be found in the For Investors section of our website, the address of which is http://www.medallion.com/investors.html. Our Code of Ethical Conduct and Insider Trading Policy can be located in the Corporate Governance section of our website at http://www.medallion.com/investors_corporate_governance.html. These documents, as well as our SEC filings are available in print to any stockholder who requests a copy from our Secretary.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business and Structure

Changes in the taxicab and for-hire vehicle industries have resulted in increased competition and have had a material adverse effect on our business, financial condition, and operations.

There have been recent changes in the taxicab and for-hire vehicle industries that have resulted in increased competition in all of our taxi medallion markets. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. According to the TLC, between January 2016 and January 2017 approximately 17,100 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to approximately 89,100 as of January 31, 2017, a 24% increase from January 2016.

In addition, the New York State legislature enacted a law on December 21, 2011, which was amended on February 17, 2012, to permit cars for-hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law the TLC has issued approximately 8,300 Street Hail Livery licenses since June 2013, of which approximately 5,000 are active.

TLC annualized data through December 2016 has shown a 9.3% reduction in total New York City taxicab fares, compared to the same period in 2015, and a 10.7% reduction in the total number of New York City taxicab trips. Such reductions in fare totals and taxicab trips are likely the result of a combination of ridesharing apps, Street Hail Livery licenses, and other forms of public transportation.

As of December 31, 2016, 18.8% of our managed medallion loan portfolio and 24.4% of our on-balance sheet loan portfolios were 90 days or more past due, compared to 4.1% and 3% at December 31, 2015. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. Increased competition from ridesharing apps and Street Hail Livery licenses has reduced our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions, and the value of taxicab medallions. If these trends continue and intensify, there would be a further material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure have had a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, over the past 20 years New York City taxicab medallions had appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions in 2014. Over approximately the last two years, however, taxicab medallions have declined in value. Since the September 30, 2014 peak valuation, the value of New York City taxicab medallions decreased by approximately 52% for individual medallions and 58% for corporate medallions. As reported by the TLC, individual (owner-driver) medallions sold for approximately $500,000 and corporate medallions sold for approximately $550,000 as of December 31, 2016.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. The Chicago medallions had appreciated in value from $50,000 in 2003 to approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxicab medallions to approximately $60,000 at the end of 2016.

Decreases in the value of our medallion loan collateral has resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of our managed medallion loans was approximately 129% as of December 31, 2016 and 76% as of December 31, 2015. If taxicab medallion values continue to decline, there would be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral would be diminished, which would result in material losses on defaulted medallion loans which would have a material adverse effect on our business. A substantial decrease in the value of our Chicago medallions purchased out of foreclosure would adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we would realize less than the value at which we had previously recorded such medallions.

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

As of December 31, 2016, we had $349,073,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.60% at December 31, 2016, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $908,442,000 of outstanding indebtedness at a weighted average borrowing cost of 1.22%.

Most of our borrowing relationships have maturity dates during 2017. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following risk factor. Certain lenders have worked with us to extend and change the terms of the borrowing agreements. See note 4 for a discussion of the current and new lending arrangements to date.

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

We and our subsidiaries obtain financing under lending facilities extended by various banks and other financial institutions, some of which are secured by loans, taxi medallions and other assets. Where these facilities are extended to our subsidiaries, we and others of our subsidiaries may guarantee the obligations of the relevant borrower. Five of our smallest subsidiaries are borrowers under promissory notes extended to them by a bank that total $8.8 million that came due on October 17, 2016. These loans are secured by Chicago taxi medallions owned by our subsidiaries. These notes are guaranteed by Medallion Funding, not by Medallion Financial

Corp. These subsidiaries have not repaid the amounts due under the notes and the bank has filed a suit seeking payment of these amounts. This failure to pay would constitute an event of default under certain loan agreements which we or our subsidiaries are borrowers, but the lenders under those agreements have waived the default. If judgment is entered against us in the suit brought by the bank or entered and not satisfied within specified periods of time, these outcomes may constitute an additional event of default under these other agreements. If waivers are required and not granted for this additional event of default, it would lead to events of default under other of our financing arrangements.

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

We depend on the diligence, skill, and network of business contacts of the investment professionals we employ for sourcing, evaluating, negotiating, structuring, and monitoring our investments. Our future success will also depend, to a significant extent, on the continued service and coordination of our senior management team, particularly, Alvin Murstein, our Chairman and Chief Executive Officer, Andrew M. Murstein, our President, and Larry D. Hall, our Chief Financial Officer. The departure of Messrs. Murstein or Hall, or any member of our senior management team, could have a material adverse effect on our ability to achieve our investment objective.

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

The 1940 Act imposes numerous constraints on the operations of BDC’s. For example, BDC’s are required to invest at least 70% of their total assets in qualifying assets, primarily securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, US government securities, and other high quality debt investments that mature in one year or less. Our regulatory requirements may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, we rely upon several exemptive orders from the SEC permitting us to consolidate our financial reporting and operate our business as presently conducted. Our failure to satisfy the conditions set forth in those exemptive orders could result in our inability to rely upon such orders or to cause the SEC to revoke the orders which could result in material changes in our financial reporting or the way in which we conduct our business. Furthermore, any failure to comply with the requirements imposed on BDC’s by the 1940 Act could have material adverse consequences to us or our investors, including possible enforcement action by the SEC. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would further significantly decrease our operating flexibility.

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

Because Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and we are a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us and, indirectly Medallion Bank, without, in most cases, prior written approval of the FDIC or the Commissioner of the Utah Department of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock. Although Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in Medallion Financial Corp. is not insured or guaranteed by the FDIC, or any other agency, and is subject to loss.

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

Our business may periodically require capital. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness. We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•	Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be restricted from issuing additional debt, may be limited in making distributions on our stock, and may be required to sell a portion of our investments and, depending on the nature of our leverage, to repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. In addition to the 1940 Act, we are subject to two exemptive orders which govern how we calculate our senior securities and under which we have agreed that we will meet the applicable asset coverage ratios both individually and on a consolidated basis. As of December 31, 2016, our asset coverage was approximately 276%, calculated on a consolidated basis, and 261% calculated on an unconsolidated basis.

•	Any amounts that we use to service our debt or make payments on preferred stock will not be available for distributions to our common shareholders.

•	It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

•	We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities and other indebtedness.

•	Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock, including separate voting rights, and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

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

Since our investments in assets that are not “qualifying assets” exceeded 30% of our total assets as of December 31, 2016, we are precluded from making any follow-on investments in Medallion Bank and our City of Chicago taxicab medallions purchased out of foreclosure, and could be precluded from investing in what we believe are attractive investments, which could have a material adverse effect on our business.

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in investments other than securities on the consolidated balance sheet, are non-qualifying assets. As of December 31, 2016, the percentage of our total assets that were invested in non-qualifying assets were up to 52.1% on an unconsolidated basis and up to 43.0% on a consolidated basis. We did not satisfy the requirement that no more than 30% of our total assets be comprised of non-qualifying assets, and are currently not permitted to acquire any non-qualifying assets. We are therefore unable to make any investments in non-qualifying assets, including follow-on investments in Medallion Bank and our City of Chicago taxicab medallions purchased out of foreclosure. As a result of such failure, we could also be precluded from investing in what we believe are attractive investments or could be required to dispose of non-qualifying assets at times or on terms that may be disadvantageous to us. We would also not be able to support Medallion Bank’s capital requirements, if any, and Medallion Bank may also not be able to grow as quickly because we are precluded from providing additional funding to Medallion Bank. Any of the foregoing consequences could have a material adverse effect on us. If we purchase a non-qualifying asset after failing to satisfy the requirement that no more than 30% of our total assets be comprised of non-qualifying assets, then we would be deemed to be in violation of the 1940 Act and the violation could also result in an event of default on our debt obligations.

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

Change in the Company’s Tax Classification.

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. We monitor our compliance with these asset tests and any other investment concentrations in conjunction with the diversification tests. As of December 31, 2016, our largest investment subject to this test was our investment in Medallion Bank, representing 51.1% of our RIC assets, and no other investments were more than 5% of our RIC assets. As a result of our failure of the 25% asset diversification test, we are not eligible to file our tax returns as a RIC for 2016.

Because we do not meet the qualifications for RIC tax treatment for the tax year ended December 31, 2016, and now we are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Qualification as a RIC is made on an annual basis and, although we and some of our subsidiaries have qualified in the past, we cannot assure you that we will qualify for such treatment in the future.

If we do not qualify as a RIC for more than two consecutive years, and then seek to requalify and elect RIC status, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period.

To obtain and maintain RIC tax treatment under the Code in any future taxable year, we must meet the following annual distribution, income source, and asset diversification requirements.

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

If we meet the requirements to be treated as a RIC in a future tax year, for US federal income tax purposes, we would have to include in taxable income certain amounts that we would not have yet received in cash, such as original issue discount, which may arise if we received warrants in connection with the origination of a loan or possibly in other circumstances, or contractual payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of payment-in-kind interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

Some of our subsidiaries are subject to the SBIA. Our SBIC subsidiaries that are RICs may be prohibited by the SBIA from making the distributions necessary to qualify as a RIC. The SBA has agreed that our SBIC subsidiaries can make these distributions provided we reinvest the distributions in our SBIC subsidiaries as undistributed net realized earnings. We cannot assure you that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax at the subsidiary level. In the event we are granted a waiver, we will be required to reinvest the distribution into the SBIC as capital. This may result in us recognizing taxable income without receiving a corresponding amount of cash to pay the distribution. Any failure to pay the distribution could cause a loss of RIC status and the imposition of entity level tax.

Our SBIC subsidiaries are licensed by the SBA, and are therefore subject to SBA regulations.

Our SBIC subsidiaries are licensed to operate as SBICs and are regulated by the SBA. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the SBIC subsidiaries to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an

SBIC. If the SBIC subsidiaries fail to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit their use of debentures, declare outstanding debentures immediately due and payable, and/or limit them from making new investments. In addition, the SBA could revoke or suspend an SBIC license or bring a suit for the appointment of a receiver for the SBIC and for its liquidation for willful or repeated violation of, or willful or repeated failure to observe, any provision of the SBIA or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us.

We may materially change our corporate structure and the nature of our business.

We are very much affected by the legal, regulatory, tax and accounting regimes under which we operate. We periodically evaluate whether those regimes and our existing corporate structure are the optimum means for the operation and capitalization of our business. As a result of these evaluations, we may decide to proceed with structural and organizational changes (certain of which may require the approval of our shareholders), which could result in material dispositions of various assets, changes in our corporate form, withdrawal of our election to be regulated as a BDC, our conversion from an investment company to an operating company or other fundamental changes. If we were no longer an investment company, our accounting practices, among others would change and lead to the consolidation of certain majority owned companies for financial reporting purposes that we do not currently consolidate as an investment company. Additionally, if we were no longer an investment company, our shareholders would not benefit from the investor protections provided by the 1940 Act. We may incur certain costs in completing these evaluations and may receive no benefit from these expenditures, particularly if we do not proceed with any changes. No decisions have been made with respect to any such changes and there is no timetable for making any decisions, including any decision not to proceed with any such changes.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make distribution payments to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to average assets). As of December 31, 2016 Medallion Bank’s leverage ratio was 14.5% and Medallion Bank may be restricted from declaring and paying dividends as a result of the leverage ratio being below 15%.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly review the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, market conditions for loans (e.g., values used by other lenders and any active bid/ask market), comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is above its cost basis. As of December 31, 2016, our net unrealized appreciation on investments was $126,783,000 or 24% of our investment portfolio, and the appreciation on our investments other than securities and other assets was $584,000 or 6% of our investments other than securities and other assets.

Uncertainty relating to the reporting of collateral values for our loans may adversely affect the value of our portfolio.

Medallion loans are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect us against losses. Collateral values for medallion loans reflect recent sales prices and are typically obtained from the regulatory agency in a particular local market. We rely on the integrity of the collateral value benchmarks obtained by the applicable regulatory agencies and other third parties. If these benchmarks are artificially influenced by market participants we could suffer losses. We have experienced a significant downward movement in medallion collateral values which may continue, and has caused a negative impact on our valuation analysis and could result in a significantly lower fair market value measurement of our portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2016 by approximately $1,100,000 on an annualized basis, compared to a positive impact of $692,000 at December 31, 2015, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($792,000) at December 31, 2016, compared to ($1,855,000) at December 31, 2015. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

In response to the 2008 global financial crisis, the US, the Federal Reserve, other governments, and certain foreign central banks took steps to support financial markets, including by keeping interest rates at historically low levels. More recently, the Federal Reserve has reduced its market support activities. Further reduction or withdrawal of this support, failure of efforts in response to the crisis, or investor perception that such efforts are not succeeding could negatively affect financial markets generally as well as the value and liquidity of certain securities. There have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. A prolonged period of market volatility or illiquidity could have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions.

Terrorist attacks, other acts of violence or war, and natural disasters may affect any market for our securities, impact the businesses in which we invest, and harm our operations and profitability.

Terrorist attacks and natural disasters may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the US or US businesses or major natural disasters hitting the United States. Such attacks or natural disasters in the US or elsewhere may impact the businesses in which we directly or indirectly invest by undermining economic conditions in the United States. In addition, a substantial portion of our business is focused in the New York City metropolitan area, which suffered a terrorist attack in 2001. Another terrorist attack in New York City or elsewhere could severely impact our results of operations. Losses resulting from terrorist attacks are generally uninsurable.

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

The SBA restricts the ability of SBICs to lend money to any of their officers, directors, and employees, or invest in any affiliates thereof.

Medallion Bank is subject to certain federal laws that restrict and control its ability to engage in transactions with its affiliates. Sections 23A and 23B of the Federal Reserve Act and applicable regulations restrict the transfer of funds by Medallion Bank to certain of its affiliates, including us, in the form of loans, extensions of credit, investments, or purchases of assets and restrict its ability to provide services to, or receive services from, its affiliates. Sections 23A and 23B also require generally that Medallion Bank’s transactions with its affiliates be on terms no less favorable to Medallion Bank than comparable transactions with unrelated third parties.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies, and industries and sectors, which will subject us to a risk of significant loss if any of these companies defaults on its obligations to us or by a downturn in the particular industry or sector.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies, and industries and sectors. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of December 31, 2016, investments in New York City taxi medallion loans represented approximately 76% of our managed taxi medallion loans, which in turn represented 35% of our managed net investment portfolio. We do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry or sector in which we are invested could also negatively impact the aggregate returns we realize.

If we are unable to continue to diversify geographically, our business may be adversely affected if the New York City taxicab industry experiences a sustained economic downturn.

A significant portion of our loan revenue is derived from medallion loans collateralized by New York City taxicab medallions. An economic downturn in the New York City taxicab industry could lead to an increase in defaults on our medallion loans. We cannot assure you that we will be able to sufficiently diversify our operations geographically.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary Chapter 7 case to a Chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At December 31, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. See page 42 for additional information regarding this matter.

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

We lease approximately 19,000 square feet of office space in New York City for our corporate headquarters under a lease expiring in April 2027, and lease a facility in Long Island City, New York, of approximately 6,000 square feet for certain corporate back-office operations. We also lease office space for loan origination offices and subsidiary operations in Boston, MA, Chicago, IL, and Minneapolis, MN. Medallion Bank leases space in Salt Lake City, UT, and Seattle, WA. We do not own any real property, other than foreclosed properties obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

ITEM 3.	LEGAL PROCEEDINGS

We and our subsidiaries are currently involved in various legal proceedings incident to the ordinary course of our business, including collection matters with respect to certain loans. We intend to vigorously defend any outstanding claims and pursue our legal rights. In the opinion of our management and based upon the advice of legal counsel, other than as set forth in the following paragraph there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision could result in a material adverse effect on our results of operations or financial condition.

We and our subsidiaries obtain financing under lending facilities extended by various banks and other financial institutions, some of which are secured by loans, taxi medallions and other assets. Where these facilities are extended to our subsidiaries, we and others of our subsidiaries may guarantee the obligations of the relevant borrower. Five of our smallest subsidiaries are borrowers under promissory notes extended to them by a bank that total $8.8 million that came due on October 17, 2016. These loans are secured by Chicago taxi medallions owned by our subsidiaries. These notes are guaranteed by Medallion Funding, not by Medallion Financial Corp. These subsidiaries have not repaid the amounts due under the notes and the bank has filed a suit seeking payment of these amounts. This failure to pay would constitute an event of default under certain loan agreements which we or our subsidiaries are borrowers, but the lenders under those agreements have waived the default. If judgment is entered against us in the suit brought by the bank or entered and not satisfied within specified periods of time, these outcomes may constitute an additional event of default under these other agreements. If waivers are required and not granted for this additional event of default, it would lead to events of default under other of our financing arrangements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2011 and compares the Company’s Common Stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2011 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulative Total Return

Based on Initial Investment of $100 on December 31, 2011

with dividends reinvested

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of March 10, 2017, there were approximately 334 holders of record of our common stock.

On March 10, 2017, the last reported sale price of our common stock was $2.03 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2016	DISTRIBUTIONS DECLARED	HIGH	LOW
Fourth Quarter	$0.00	$4.59	$2.95
Third Quarter	0.05	8.12	3.95
Second Quarter	0.05	9.42	7.00
First Quarter	0.25	9.90	6.11

2015
Fourth Quarter	$0.25	$8.76	$6.36
Third Quarter	0.25	9.23	6.17
Second Quarter	0.25	11.01	8.35
First Quarter	0.25	10.80	9.06

Information about our equity compensation plans is incorporated by reference in all information under the caption “Equity Compensation Plan Information” included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 2017.

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains beginning with our tax year ended December 31, 2016, and are not subject to the annual distribution requirements under Subchapter M of the Code. Thus, there can be no assurance that we will pay any cash distributions as we may retain our earnings in certain circumstances to facilitate the growth of our business, to finance our investments, to provide liquidity or for other corporate purposes.

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through December 31, 2014	576,143	10.21	576,143	14,120,043
January 1 through December 31, 2015	413,193	7.77	413,193	24,398,115
January 1 through December 31, 2016	361,174	4.22	361,174	22,874,509

Total	2,931,125	8.39	2,931,125

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2016, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2016 and conclude 180 days after the commencement of the purchases.

ITEM 6. SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2016, 2015, 2014, 2013, and 2012.

	Year ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Statement of operations
Investment income	$25,088	$42,653	$41,068	$34,929	$32,344
Interest expense	12,638	9,422	8,543	8,361	10,858

Net interest income	12,450	33,231	32,525	26,568	21,486
Noninterest income	408	319	509	1,282	1,135
Operating expenses	22,786	16,724	17,889	15,661	13,856

Net investment income (loss) before income taxes	(9,928)	16,826	15,145	12,189	8,765
Income tax benefit	10,047	—	—	—	—

Net investment income after income taxes	119	16,826	15,145	12,189	8,765
Net realized gains (losses) on investments	457	7,636	(5,607)	692	(6,731)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	130,121	16,830	15,643	5,060	7,896
Net change in unrealized appreciation (depreciation) on investments (1)	(22,863)	(2,295)	6,412	1,020	5,077
Net change in unrealized appreciation on investments other than securities	(28,372)	(9,621)	(2,901)	6,815	9,510
Income tax provision	(55,947)	—	—	—	—

Net increase in net assets resulting from operations	$23,515	$29,376	$28,692	$25,776	$24,517

Per share data
Net investment income (loss)	$(0.41)	$0.69	$0.60	$0.55	$0.43
Income tax provision	(1.90)	—	—	—	—
Net realized gains (losses) on investments	0.02	0.31	(0.22)	0.03	(0.33)
Net change in unrealized appreciation on investments (1)	3.26	0.20	0.76	0.58	1.11

Net increase in net assets resulting from operations	$0.97	$1.20	$1.14	$1.16	$1.21

Distributions declared per share	$0.35	$1.00	$0.96	$0.90	$0.85

Weighted average common shares outstanding
Basic	24,123,888	24,315,427	24,850,496	21,850,415	19,912,883
Diluted	24,173,020	24,391,959	25,073,323	22,225,783	20,180,694

Balance sheet data
Net investments	$652,278	$606,959	$527,601	$473,157	$455,010
Total assets	689,377	689,050	632,287	595,053	543,465
Total funds borrowed	349,073	404,540	348,795	314,958	322,770
Total liabilities	403,281	410,962	357,617	321,558	327,147
Total shareholders’ equity	286,096	278,088	274,670	273,495	216,318

Managed balance sheet data (2)
Net investments	$1,517,592	$1,501,555	$1,310,685	$1,144,596	$1,048,635
Total assets	1,605,435	1,631,118	1,469,751	1,305,809	1,174,124
Total funds borrowed	1,257,515	1,313,436	1,156,735	997,295	924,921
Total liabilities	1,319,340	1,353,030	1,195,081	1,032,314	957,806

	Year ended December 31,
	2016	2015	2014	2013	2012
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	0.02%	2.59%	2.51%	2.19%	1.68%
Net increase in net assets resulting from operations	3.48	4.53	4.75	4.64	4.69
Return on average equity (ROE) (4)
Net investment income after taxes	0.04	6.08	5.48	5.40	4.44
Net increase in net assets resulting from operations	8.49	10.61	10.39	11.42	12.41

Weighted average yield	4.17%	7.74%	8.25%	7.60%	7.37%
Weighted average cost of funds	2.10	1.71	1.71	1.82	2.48

Net interest margin (5)	2.07	6.03	6.54	5.78	4.89

Noninterest income ratio (6)	0.07	0.06	0.10	0.28	0.26
Total expense ratio (7)	13.50	4.75	5.31	5.23	5.63
Operating expense ratio (8)	3.78	3.04	3.60	3.41	3.16

As a percentage of net investment portfolio
Medallion loans	41%	51%	59%	63%	65%
Commercial loans	13	14	14	13	12
Investment in Medallion Bank and other controlled subsidiaries	45	26	26	23	22
Equity investments	1	1	1	1	1
Investment securities	—	8	—	—	—

Investments to assets (9)	95%	88%	83%	80%	84%
Equity to assets (10)	42	40	43	46	40
Debt to equity (11)	122	145	127	115	149

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets, and includes the goodwill impairment of $5,099 in 2016. Excluding impairment writeoff, the ratio was 0.77%.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity, and includes the goodwill impairment of $5,099 in 2016. Excluding impairment writeoff, the ratio was 1.88%.
(5)	Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $0 in 2016, $817 in 2015, $4,160 in 2014, $2,326 in 2013, and $444 in 2012, and also included dividends from Medallion Bank and other controlled subsidiaries of $3,000 in 2016, $18,889 in 2015, $15,000 in 2014, $12,000 in 2013, and $10,500 in 2012. On a managed basis, combined with Medallion Bank, the net interest margin was 6.77%, 6.98%, 7.09%, 6.66%, and 6.31% for 2016, 2015, 2014, 2013, and 2012.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets, and includes the goodwill impairment of $5,099 in 2016. Excluding impairment writeoff, the ratio was 12.65%.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets, and includes the goodwill impairment of $5,099 in 2016. Excluding impairment writeoff, the ratio was 2.94%.
(9)	Represents net investments divided by total assets as of December 31.
(10)	Represents total shareholders’ equity divided by total assets as of December 31.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of December 31.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2016, 2015, and 2014. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 19. Additionally, more information about our business activities can be found in “Business”.

CRITICAL ACCOUNTING POLICIES

The SEC has issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by us include valuation of loans, equity investments, and investments in subsidiaries, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2016 are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

GENERAL

We are a specialty finance company that has a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. A wholly-owned portfolio company of ours, Medallion Bank, also originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 3%, and our commercial loan portfolio at a compound annual growth rate of 4% (7% and 4% on a managed basis when combined with Medallion Bank). Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 18%. In January 2017, the Company announced its plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,632,000,000 as of December 31, 2016 and $1,655,000,000 as of December 31, 2015, and have grown at a compound annual growth rate of 11% from $215,000,000 at the end of 1996.

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

We are a closed-end, non-diversified management investment company, organized as a Delaware corporation, under the 1940 Act. We have elected to be treated as a business development company, or BDC, under the 1940 Act. During our tax year ended December 31, 2016, we did not qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and therefore we became subject to taxation as a corporation under Subchapter C of the Code. We had in previous years qualified and elected to be treated for federal income tax purposes as a RIC. As a RIC, we generally did not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distributed to our shareholders as dividends, if we met certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level US federal and state income taxes. See Note 5 for more information.

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit issued to its customers. To take advantage of this low cost of funds, we refer a portion of our taxicab medallion and commercial loans to Medallion Bank, which then originates these loans. However, the FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $469,383,000 as of December 31, 2016. We earn referral fees for these activities. All of these servicing activities have been assigned to MSC. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. We incorporated these new factors in the Medallion Bank fair value analysis, and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations.

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

	December 31, 2016		December 31, 2015		December 31, 2014
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	3.67%	$202,469	3.72%	$213,356	3.60%	$213,099
Chicago	4.54	38,091	4.87	39,406	4.97	39,280
Boston	4.52	25,857	4.63	26,436	4.69	27,277
Newark	5.27	23,267	5.26	24,585	5.28	25,043
Cambridge	4.47	4,401	4.64	6,607	4.80	6,006
Other	7.26	965	7.27	1,043	6.59	814

Total medallion loans	4.01	295,050	4.09	311,433	4.03	311,519

Deferred loan acquisition costs		289		413		375
Unrealized depreciation on loans		(28,523)		(3,438)		—

Net medallion loans		$266,816		$308,408		$311,894

Commercial loans
Secured mezzanine	13.47%	$76,469	13.59%	$67,849	12.88%	$55,059
Asset based	—	—	5.82	3,750	5.82	3,633
Other secured commercial	9.33	8,657	10.68	12,622	9.91	15,506

Total commercial loans	13.05	85,126	12.80	84,221	11.91	74,198

Deferred loan acquisition income		(114)		(87)		(100)
Unrealized depreciation on loans		(1,378)		(2,239)		(2,949)

Net commercial loans		$83,634		$81,895		$71,149

Investment in Medallion Bank and other controlled subsidiaries	2.13%	$140,610	12.74%	$141,273	11.44%	$131,150

Unrealized appreciation on subsidiary investments		152,750		18,640		5,698

Investment in Medallion Bank and other controlled subsidiaries		$293,360		$159,913		$136,848

Equity investments	0.00%	$4,534	0.72%	$4,277	0.86%	$6,102

Unrealized appreciation on equities		3,934		2,582		1,608

Net equity investments		$8,468		$6,859		$7,710

Investment securities	—%	$—	0.35%	$49,902	—%	$—

Unrealized depreciation on investment securities		—		(18)		—

Net investment securities		$—		$49,884		$—

Investments at cost (2)	4.94%	$525,320	7.06%	$591,106	6.97%	$522,969

Deferred loan acquisition costs		175		326		275
Unrealized appreciation on controlled subsidiaries, equity investments, and investment securities		156,684		21,204		7,306
Unrealized depreciation on loans		(29,901)		(5,677)		(2,949)

Net investments		$652,278		$606,959		$527,601

Medallion Bank investments
Consumer loans	14.27%	$708,524	14.06%	$626,132	14.71%	$478,027
Medallion loans	3.75	296,436	3.84	338,285	3.84	366,397
Commercial loans	3.40	2,567	5.23	44,634	4.68	44,499
Investment securities	2.27	37,420	2.30	35,713	2.53	27,376

Medallion Bank investments at cost (2)	10.83	1,044,947	9.97	1,044,764	9.51	916,299

Deferred loan acquisition costs		12,371		11,400		9,937
Unrealized depreciation on investment securities		(797)		(501)		252
Premiums paid on purchased securities		238		311		272
Unrealized depreciation on loans		(54,819)		(24,081)		(17,797)

Medallion Bank net investments		$1,001,940		$1,031,893		$908,963

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 9.74%, 9.03%, and 8.46% at December 31, 2016, 2015, and 2014.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at December 31, 2016 was 4.97% (6.03% for the loan portfolio), a decrease of 209 basis points from 7.06% at December 31, 2015, which was an increase of 9 basis points from 6.97% at December 31, 2014. The decreased yield in 2016 was primarily attributable to the decreased yield in our investment in Medallion Bank and other controlled subsidiaries. The weighted average yield of the total managed portfolio at December 31, 2016 was 9.50% (9.74% for the loan portfolio), an increase of 97 basis points from 8.53% at December 31, 2015, which was an increase of 26 basis points from 8.27% at December 31, 2014. The increased yield of the total managed portfolio was mainly due to the higher yield of the total managed commercial portfolio, driven by our exit from the asset-based lending business which has a lower average yield in comparison to our mezzanine and other secured commercial loans, and the higher yield of our equity investments.

Medallion Loan Portfolio

Our medallion loans comprised 41% of the net portfolio of $652,278,000 at December 31, 2016, compared to 51% of the net portfolio of $606,959,000 at December 31, 2015, and 59% of $527,601,000 at December 31, 2014. Our managed medallion loans of $528,643,000 comprised 35% of the net managed portfolio of $1,517,592,000 at December 31, 2016, compared to 43% the net managed portfolio of $1,501,555,000 at December 31, 2015, and 52% of $1,310,685,000 at December 31, 2014. The medallion loan portfolio decreased by $41,592,000 or 13% in 2016 (and decreased by $112,261,000 or 18% on a managed basis). The decreases in outstandings were primarily concentrated in the New York market, although all markets declined, and reflected increased realized and unrealized losses and net amortization of loan principal. Total medallion loans serviced for third parties were $24,796,000, $26,959,000, and $27,658,000 at December 31, 2016, 2015, and 2014.

The weighted average yield of the medallion loan portfolio at December 31, 2016 was 4.01%, a decrease of 8 basis points from 4.09% at December 31, 2015, which was an increase of 6 basis points from 4.03% at December 31, 2014. The weighted average yield of the managed medallion loan portfolio at December 31, 2016 was 3.88%, a decrease of 8 basis points from 3.96% at December 31, 2015, which was an increase of 3 basis points from 3.93% at December 31, 2014. The decreases in yield from prior year primarily reflected the repricing of the existing portfolio to current market interest rates. At December 31, 2016, 31% of the medallion loan portfolio represented loans outside New York, compared to 31% and 32% at year-end 2015 and 2014. At December 31, 2016, 24% of the managed medallion loan portfolio represented loans outside New York, compared to 26% at year-end 2015 and 2014.

Commercial Loan Portfolio

Our commercial loans represented 13% of the net investment portfolio as of December 31, 2016, compared to 14% at December 31, 2015 and 2014, and were 6%, 8%, and 9% on a managed basis. Commercial loans increased by $1,739,000 or 2% during 2016 (decreased by $39,682,000 or 32% on a managed basis), primarily reflecting growth in the high-yield mezzanine portfolio, partially offset by a decrease in the other secured commercial loan portfolio and the exit from the asset based lending business. The decrease in the managed portfolio was primarily reflective of the sale of the asset-based portfolio as well as the changes described above. Net commercial loans serviced for third parties were $1,644,000 at December 31, 2016, and serviced by third parties were $3,419,000 and $118,000 at December 31, 2015, and 2014.

The weighted average yield of the commercial loan portfolio at December 31, 2016 was 13.05%, an increase of 25 basis points from 12.80% at December 31, 2015, which was an increase of 89 basis points from 11.91% at December 31, 2014. The weighted average yield of the managed commercial loan portfolio at December 31, 2016 was 12.76%, an increase of 258 basis points from 10.18% at December 31, 2015, which was an increase of 98 basis points from 9.20% at December 31, 2014. The increases primarily reflected the change in portfolio mix and higher yields on the mezzanine portfolio. We continue to originate adjustable-rate and floating-rate loans tied to the prime rate to help mitigate our interest rate risk in a rising interest rate environment. At December 31, 2016, variable-rate loans represented 7% of the commercial portfolio, compared to 9% and 6% at December 31, 2015 and 2014, and were 7%, 38%, and 38% on a managed basis. Although this strategy initially produces a lower yield, we believe that this strategy mitigates interest rate risk by better matching our earning assets to their adjustable-rate funding sources.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 46% of the managed net investment portfolio as of December 31, 2016, compared to 41% and 36% at December 31, 2015 and 2014. Medallion Bank originates adjustable rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers, and home improvements located in all 50 states. The portfolio is serviced by a third party subsidiary of a major commercial bank.

The weighted average gross yield of the managed consumer loan portfolio was 14.27% at December 31, 2016, compared to 14.06% and 14.71% at December 31, 2015 and 2014. The increase in 2016 reflected the second quarter sale of loans that was weighted towards lower yielding home improvement loans. Adjustable rate loans represented 12% of the managed consumer portfolio at December 31, 2016, compared to 20% and 37% at December 31, 2015 and 2014, reflecting Medallion Bank no longer offering variable rate recreation loans since January 2014.

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

The following table shows the trend in loans 90 days or more past due as of December 31.

	2016		2015		2014
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$71,976	18.9%	$11,880	3.0%	$—	0.0%

Commercial loans
Secured mezzanine	1,390	0.4	1,390	0.4	1,391	0.3
Asset-based	—	0.0	—	0.0	303	0.1
Other secured commercial	734	0.2	945	0.2	—	0.0

Total commercial loans	2,124	0.6	2,335	0.6	1,694	0.4

Total loans 90 days or more past due	$74,100	19.5%	$14,215	3.6%	$1,694	0.4%

Total Medallion Bank loans	$42,269	4.2%	$17,154	1.7%	$3,113	0.4%

Total managed loans 90 days or more past due	$116,369	8.4%	$31,369	2.2%	$4,807	0.4%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At December 31, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

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

The recent increases in medallion delinquencies reflected our borrowers experiencing declining cash flows due to competitive internet ride hailing services and decreases in medallion values putting stress on certain of our borrowers, all of whom we continue to work with. We have vigorously pursued strategies to offset these declines which have included adding personnel to the collection staff, receiving principal reductions as loans renew, and requiring additional collateral so as to offer temporary solutions until cash flows improve. Additionally, we have had some success in assisting delinquent customers in selling their medallions to new owners putting a reasonable amount of cash equity into the sale so as to reduce our exposure on the collateral. This in turn has improved the overall cash flow to debt service ratio. Secured mezzanine delinquencies have not changed in recent periods. Commercial loan delinquencies have declined due to recent collection efforts. Medallion Bank delinquencies increased due to a weaker portfolio performance attributed to the increase in medallion loan delinquencies being managed as described above.

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

The following table sets forth the pretax changes in our unrealized appreciation (depreciation) on investments, for the years ended December 31, 2016, 2015, and 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2013	$—	$(6,992)	$814	$381	$—	$40,404	$34,607
Net change in unrealized
Appreciation on investments	—	—	4,884	195	—	(2,900)	2,179
Depreciation on investments	—	(1,365)	—	358	—	1,141	134
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	—	5,408	—	674	—	—	6,082

Balance December 31, 2014	—	(2,949)	5,698	1,608	—	38,645	43,002
Net change in unrealized
Appreciation on investments	—	—	18,132	1,141	—	(9,621)	9,652
Depreciation on investments	(3,568)	(176)	586	(1,426)	(18)	(68)	(4,670)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	(9)	—	—	(4,818)
Losses on investments	130	886	—	301		—	1,317
Other (1)	—	—	(967)	967	—	—	—

Balance December 31, 2015	(3,438)	(2,239)	18,640	2,582	(18)	28,956	44,483
Net change in unrealized
Appreciation on investments	—	—	133,805	2,979	7	(28,372)	108,419
Depreciation on investments	(28,028)	318	305	—	5	—	(27,400)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(1,627)	—	—	(1,627)
Losses on investments	2,943	543	—	—	12	—	3,498
Other	—	—	—	—	(6)	—	(6)

Balance December 31, 2016	($28,523)	($1,378)	$152,750	$3,934	$—	$584	$127,367

(1)	Reclassification of Medallion Motorsports from equity investments to controlled subsidiaries.

The following table presents credit-related information for the investment portfolios as of December 31.

(Dollars in thousands)	2016	2015	2014
Total loans
Medallion loans	$266,816	$308,408	$311,894
Commercial loans	83,634	81,895	71,149

Total loans	350,450	390,303	383,043
Investment in Medallion Bank and other controlled subsidiaries	293,360	159,913	136,848
Equity investments (1)	8,468	6,859	7,710
Investment securities	—	49,884	—

Net investments	$652,278	$606,959	$527,601

Net investments at Medallion Bank and other controlled subsidiaries	$1,001,940	$1,031,893	$908,963
Managed net investments	$1,517,592	$1,501,555	$1,310,685

Unrealized appreciation (depreciation) on investments
Medallion loans	($28,523)	($3,438)	$—
Commercial loans	(1,378)	(2,239)	(2,949)

Total loans	(29,901)	(5,677)	(2,949)
Investment in Medallion Bank and other controlled subsidiaries	152,750	18,640	5,698
Equity investments	3,934	2,582	1,608
Investment securities	—	(18)	—

Total unrealized appreciation (depreciation) on investments	$126,783	$15,527	$4,357

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($55,616)	($24,582)	($17,545)
Managed total unrealized depreciation on investments	$71,167	($9,055)	($13,188)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(9.67%)	(1.10%)	—%
Commercial loans	(1.62)	(2.66)	(3.97)
Total loans	(7.87)	(1.43)	(0.76)
Investment in Medallion Bank and other controlled subsidiaries	108.63	13.19	4.34
Equity investments	86.77	60.39	26.35
Investment securities	—	—	—
Net investments	24.13	2.63	0.83

Net investments at Medallion Bank and other controlled subsidiaries	(5.32%)	(2.35%)	(1.91%)
Managed net investments	4.96%	(0.60%)	(1.00%)

(1)	Represents common stock, warrants, preferred stocks, and limited partnership interests held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolio for the years ended December 31, 2016, 2015, and 2014.

(Dollars in thousands)	2016	2015	2014
Realized gains (losses) on loans and equity investments
Medallion loans	($2,938)	($140)	$—
Commercial loans(1)	1,284	(946)	(4,983)

Total loans	(1,654)	(1,086)	(4,983)
Investment in Medallion Bank and other controlled subsidiaries	214	8,108	—
Equity investments	1,884	614	(624)
Investment securities	13	—	—

Total realized gains (losses) on loans and equity investments	$457	$7,636	($5,607)

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(35,341)	(10,388)	(6,682)

Total managed realized gains (losses) on loans and equity investments	($34,884)	($2,752)	($12,289)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.97%)	(0.04%)	—%
Commercial loans	1.49	(1.23)	(7.30)
Total loans	(0.42)	(0.28)	(1.33)
Investment in Medallion Bank and other controlled subsidiaries	0.14	6.07	—
Equity investments	41.15	10.87	(10.51)
Investment securities	0.01	—	—
Net investments	0.08	1.40	(1.11)

Net investments at Medallion Bank and other controlled subsidiaries	(3.33%)	(1.06%)	(0.77%)
Managed net investments	(2.34%)	(0.20%)	(0.98%)

(1)	Includes $2,056 of gain recognized on the sale of the asset based lending portfolio.

The table below summarizes pre-tax components of unrealized and realized gains and losses in the investment portfolio for the years ended December 31, 2016, 2015, and 2014.

(Dollars in thousands)	2016	2015	2014
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$2,986	$288	$553
Unrealized depreciation	(27,705)	(3,822)	(1,365)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	130,121	21,638	15,643
Realized gains	(1,627)	(4,818)	—
Realized losses	3,498	1,317	6,082
Net unrealized gains (losses) on investments other than securities and other assets	(28,387)	(9,689)	(1,759)

Total	$78,886	$4,914	$19,154

Net realized gains (losses) on investments
Realized gains	$—	$4,818	$—
Realized losses	(3,486)	(1,317)	(6,082)
Other gains	4,140	4,261	434
Direct recoveries (chargeoffs)	(197)	(126)	41
Realized losses on investments other than securities and other assets	—	—	—

Total	$457	$7,636	($5,607)

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 45%, 26%, and 26% of our total portfolio at December 31, 2016, 2015, and 2014. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $3,000,000 in 2016 and $8,000,000 in 2015. Separately, Medallion Bank declared dividends to us of $3,000,000 in 2016, $18,000,000 in 2015, and $15,000,000 in 2014. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 1% of our total portfolio at December 31, 2016, 2015, and 2014. Equity investments were 1%, less than 1%, and 1% of our total managed portfolio at December 31, 2016, 2015, and 2014. Equity investments are comprised of common stock, warrants, preferred stock, and limited partnership interests.

Investment Securities

Investment securities were 0%, 8%, and 0% of our total portfolio at December 31, 2016, 2015, and 2014. Investment securities were 2%, 6%, and 2% of our total managed portfolio at December 31, 2016, 2015, and 2014. The investment securities are primarily U.S. Treasury bills and adjustable-rate mortgage-backed securities purchased by Medallion Bank to better utilize required cash liquidity.

Trend in Interest Expense

Our interest expense is driven by the interest rates payable on our short-term credit facilities with banks, bank certificates of deposit, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. We established a medallion lending relationship with DZ Bank in December 2008 that provided for growth in the portfolio at generally lower rates than under prior facilities. In addition, Medallion Bank began raising brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. As a result of Medallion Bank raising funds through certificates of deposit as previously noted, we were able to transfer certain of our medallion loans and related assets to Medallion Bank allowing us and our subsidiaries to use cash generated through these transactions to retire debt with higher interest rates. In addition, Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 4 to the consolidated financial statements for details on the terms of all outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the years ended December 31, 2016, 2015, and 2014. Our average balances increased during the year reflecting increased borrowing required to fund operating and investing activities and Medallion Bank’s average balances increased, reflecting the strong growth in the consumer loan portfolio. The increase in borrowing costs reflected the increase of interest rates and changes in our borrowing mix, and Medallion Bank’s lengthening of the maturity profile of its certificates of deposit.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2016
DZ loan	$2,670	$119,492	2.23%
Notes payable to banks	3,119	105,893	2.95
SBA debentures	3,134	79,175	3.96
Preferred securities	945	33,000	2.87
Retail note	2,501	23,748	10.53
Margin loans	269	18,997	1.42

Total	$12,638	$380,305	3.32

Medallion Bank borrowings	11,762	924,235	1.27

Total managed borrowings	$24,400	$1,304,540	1.87

December 31, 2015
Revolving lines of credit	$2,413	$122,482	1.97%
Notes payable to banks	3,247	124,666	2.60
SBA debentures	2,776	68,018	4.08
Preferred securities	812	33,000	2.46
Margin loans	174	13,572	1.28

Total	$9,422	$361,738	2.60

Medallion Bank borrowings	9,205	851,474	1.08

Total managed borrowings	$18,627	$1,213,212	1.54

December 31, 2014
Revolving lines of credit	$2,459	$127,115	1.93%
Notes payable to banks	2,663	97,012	2.75
SBA debentures	2,628	59,715	4.40
Preferred securities	793	33,000	2.40

Total	$8,543	$316,842	2.70

Medallion Bank borrowings	7,008	755,163	0.93

Total managed borrowings	$15,551	$1,072,005	1.45

We will continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2016, 2015, and 2014, short-term adjustable rate debt constituted 59%, 75%, and 72% of total debt, and was 16%, 23%, and 22% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on at least an annual basis. Our analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from nonfinancial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations. See Note 3 for additional information about Medallion Bank.

Consolidated Results of Operations

For the Years Ended December 31, 2016 and 2015

Net increase in net assets resulting from operations was $23,515,000 or $0.97 per diluted common share in 2016, down $5,861,000 or 20% from $29,376,000 or $1.20 per share in 2015, primarily reflecting an initial income tax provision that resulted from our not qualifying to elect RIC status for 2016, lower net interest income, and higher operating expenses, partially offset by higher net realized/unrealized gains and noninterest income. Net investment income after income taxes was $119,000 or $0.00 per share in 2016, down $16,707,000 or 99% from $16,826,000 or $0.69 in 2015.

Investment income was $25,088,000 in 2016, down $17,565,000 or 41% from $42,653,000 a year ago, and included in 2016 and 2015 were $3,000,000 and $18,889,000 in dividends from Medallion Bank and other controlled subsidiaries. Excluding those items, investment income decreased $1,676,000 or 7%, primarily reflecting a $1,317,000 increase in foregone interest income on nonaccrual loans, and a $851,000 reduction in lease revenue from our owned Chicago medallions, in both cases, reflecting the poor performance of a number of our borrowers and lessees as business conditions have worsened. The yield on the investment portfolio was 4.17% in 2016, down 46% from 7.74% in 2015. Excluding the dividends, the 2016 yield was down 6% to 3.67% from 4.31% in 2015, reflecting the above. Average investments outstanding were $602,349,000 in 2016, up 9% from $550,763,000 a year ago, primarily reflecting the appreciation on Medallion Bank, partially offset by increased reserves and paydowns in the medallion portfolio.

Medallion loans were $266,816,000 at year end, down $41,592,000 or 13% from $308,408,000 a year ago, representing 41% of the investment portfolio, compared to 51% a year ago, and were yielding 4.01% compared to 4.09% a year ago. The decrease in outstandings was primarily concentrated in the New York market, although all markets declined, and reflected increased realized and unrealized losses and net amortization of loan principal. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $553,439,000 at year end, down $114,582,000 or 17% from $667,863,000 a year ago, reflecting the above. The commercial loan portfolio was $83,634,000 at year end, compared to $81,895,000 a year ago, an increase of $1,739,000 or 2%, and represented 13% of the investment portfolio compared to 14% a year ago. The increase primarily reflected growth in the high-yield mezzanine portfolio, partially offset by a decrease in the other secured commercial loan portfolio and the sale of the asset-based portfolio. Commercial loans yielded 13.05% at year end, up 2% from 12.80% a year ago, reflecting the change in portfolio mix and higher yields on the mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $87,844,000 at year end, down $34,619,000 or 28% from $122,463,000 a year ago, primarily reflecting the sale of the asset-based portfolio as well as the changes described above. Approximately $11,652,000 of managed asset-based loans ($6,991,000 after valuation adjustments) has been reclassified to other assets awaiting the outcome of legal proceedings as described further on page 43. Investments in Medallion Bank and other controlled subsidiaries were $293,360,000 at year end, up $133,447,000 or 83% from $159,913,000 a year ago, primarily reflecting the appreciation and our equity in the earnings of Medallion Bank’s other portfolio company investments, capital contributions made, dividends paid, portfolio sales, and the net valuation adjustments, and which represented 45% of the investment portfolio at the end of 2016 and 26% in the prior year, and which yielded 2.13% at year end, compared to 12.74% a year ago, primarily reflecting reduced dividends from Medallion Bank. See Notes 3 and 10 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $8,468,000 at year end, up $1,609,000 or 23% from $6,859,000 a year ago, primarily reflecting increased net appreciation on investment, and which represented 1% of the investment portfolio at both year ends, and had a dividend yield of 0%, compared to 0.72% a year ago.

Interest expense was $12,638,000 in 2016, up $3,216,000 or 34% from $9,422,000 in 2015. The increase in interest expense was primarily due to increased borrowing costs and higher borrowing levels. The cost of borrowed funds was 3.32% in 2016, compared to 2.60% a year ago, an increase of 28%, reflecting increases of interest rates and changes in our borrowing mix. Average debt outstanding was $380,305,000 in 2016, compared to $361,738,000 a year ago, up 5%, primarily reflecting increased borrowings required to fund operating and investment activity. See page 48 for a table that shows average balances and cost of funds for our funding sources.

Net interest income was $12,450,000 and the net interest margin was 2.07% in 2016, down $20,781,000 or 63% from $33,231,000 a year ago, which represented a net interest margin of 6.03%, all reflecting the items discussed above.

Noninterest income, which is comprised of management fees, prepayment fees, servicing fee income, late charges, and other miscellaneous income was $408,000 in 2016, up $89,000 or 28% from $319,000 a year ago, primarily reflecting higher servicing and other fees generated from the subsidiaries of Medallion Financial Corp.

Operating expenses were $22,786,000 in 2016, up $6,062,000 or 36% from $16,724,000 in 2015, and which included a $5,099,000 goodwill impairment writeoff in 2016. Excluding the goodwill writedown, operating expenses increased 6%. Salaries and benefits expense was $11,770,000 in the year, up $126,000 or 1% from $11,644,000 in 2015, reflecting higher executive bonuses and executive salary expenses in the current year, partially offset by lower salaries related to the exiting of the asset-based lending business in late 2016. Professional fees were $2,347,000 in 2016, up $861,000 or 58% from $1,486,000 a year ago, primarily reflecting higher legal expenses for a variety of corporate and investment-related matters. Occupancy expense was $966,000 in 2016, up $89,000 or 10% from $877,000 in 2015. Other operating expenses of $2,604,000 in 2016 were down $113,000 or 4% from $2,717,000 a year ago, primarily reflecting lower advertising expense.

Total income tax expense was $45,900,000 in 2016 compared to $0 in 2015, and was comprised of three components, a $10,047,000 benefit related net investment loss, and provisions of $384,000 and $55,563,000 related to realized and unrealized gains on investments. These provisions included amounts relevant to prior years’ unrealized gains and losses, and were recorded in 2016 as a result of our failure to qualify for RIC tax treatment. See note 5 for more information.

Net change in unrealized appreciation on investments before taxes was $78,886,000 in 2016, compared to $4,914,000 in 2015, an increase in appreciation of $73,972,000. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $51,235,000 in 2016 compared to $11,916,000 in 2015, resulting in increased depreciation of $39,319,000 in 2016. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2016 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $130,121,000 and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $3,486,000, partially offset by unrealized depreciation on loans of $27,710,000, investments other than securities of $28,372,000, and net unrealized appreciation on investment securities of $1,367,000. The 2015 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $16,830,000 reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $1,015,000, net reversals of unrealized depreciation associated with equity investments which were sold of $292,000 and net unrealized appreciation on other investments of $209,000, partially offset by net depreciation on investments other than securities of $9,621,000, net unrealized depreciation on loans of $3,743,000, net depreciation on other assets of $68,000. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $3,000,000 in 2016 and $18,889,000 in 2015.

        Our net realized gains on investments before taxes were $457,000 in 2016, compared to gains of $7,636,000 in 2015, a decrease in realized gains of $7,179,000 in 2016. The 2016 activity reflected the reversals described in the unrealized paragraph above, and other net loan chargeoffs of $224,000, partially offset by gains of $2,111,000 from the sale of investment securities and $2,057,000 from the sale of the asset-based lending portfolio. The 2015 activity reflected the reversals described in the unrealized paragraph above, and reversals of $4,809,000 of unrealized appreciation related to sales of other controlled subsidiaries, $3,296,000 of other gains from the other controlled subsidiaries sales, and other gains on equity investments of $913,000, partially offset by net direct chargeoffs of loans and equity investments of $75,000.

Our net realized/unrealized gains on investments were $23,396,000 in 2016, compared to $12,550,000 in 2015, an increase of $10,846,000 or 86% of net gains in the year, reflecting the above.

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

Interest expense was $9,422,000 in 2015, up $879,000 or 10% from $8,543,000 in 2014. The increase in interest expense was primarily due to increased borrowing levels. The cost of borrowed funds was 2.60% in 2015, compared to 2.70% a year ago, a decrease of 4%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $361,738,000 in 2015, compared to $316,842,000 a year ago, up 14%, primarily reflecting increased borrowings required to fund portfolio growth and investment activity. See page 48 for a table that shows average balances and cost of funds for our funding sources.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $81,985,000 with a weighted average interest rate of 3.63%, constituting 24% of our total indebtedness, and unsecured notes of $33,625,000, with a weighted average interest rate of 9.00%, constituting 10% of total indebtness as of December 31, 2016. Also, as of December 31, 2016, certain of the certificates of deposit were for terms of up to 59 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2016, compared to the respective positions at the end of 2015 and 2014. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2016 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$—	$—	$—	$—	$—	$—	$—	$—
Adjustable rate	29,360	—	2,407	3,854	—	—	—	35,621
Fixed-rate	180,491	93,893	23,087	15,166	18,128	3,258	10,532	344,555
Cash	20,962	—	—	—	—	—	—	20,962

Total earning assets	$230,813	$93,893	$25,494	$19,020	$18,128	$3,258	$10,532	$401,138

Interest bearing liabilities
DZ loan	$106,244	$—	$—	$—	$—	$—	$—	$106,244
Notes payable to banks	94,111	68	—	40	—	—	—	94,219
SBA debentures	2,000	—	3,000	—	15,985	—	61,000	81,985
Unsecured notes	—	—	—	—	33,625	—	—	33,625
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$235,355	$68	$3,000	$40	$49,610	$—	$61,000	$349,073

Interest rate gap	($4,542)	$93,825	$22,494	$18,980	($31,482)	$3,258	($50,468)	$52,065

Cumulative interest rate gap (2)	($4,542)	$89,283	$111,777	$130,757	$99,275	$102,533	$52,065	—

December 31, 2015 (2)	($114,848)	$19,834	$86,273	$102,726	$125,935	$114,139	$71,928	—
December 31, 2014 (2)	($160,108)	($47,283)	$73,765	$108,360	$124,790	$131,736	$84,006	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (1%), (24%), and (37%), as of December 31, 2016, 2015, and 2014, and was (11%), (14%), and (19%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year positive interest rate gap and related ratio of $36,392 or 9% for December 31, 2016, compared to negative interest rate gaps of ($43,838) or (9%) and ($53,066) or (12%) for December 31, 2015 and 2014, and was ($86,349) or (6%), ($77,488) or (5%), and ($28,650) or (2%) on a combined basis with Medallion Bank.

        Our interest rate sensitive assets were $401,138,000 and interest rate sensitive liabilities were $349,073,000 at December 31, 2016. The one-year cumulative interest rate gap was a negative $4,542,000 or 1% of interest rate sensitive assets, compared to a negative $114,848,000 or 24% at December 31, 2015 and $160,108,000 or 37% at December 31, 2014. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $36,392,000 or 9% at December 31, 2016. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,476,967,000 and interest rate sensitive liabilities were $1,257,515,000 at December 31, 2016. The one-year cumulative interest rate gap was a negative $160,931,000 or 11% of interest rate sensitive assets, compared to a negative $220,686,000 or 14% and $257,578,000 or 19% at December 31, 2015 and 2014. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $86,349,000 or 6% at December 31, 2016.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $110,000,000 of notional value of principal from various multinational banks, with termination dates ranging to December 2018. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $20,000, $81,000, and $75,000, in 2016, 2015, and 2014, and all are carried at $0 on the balance sheet at December 31, 2016.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Bank. As a RIC, we were required to distribute at least 90% of our investment company taxable income; consequently, we primarily relied upon external sources of funds to finance growth. However, for the year ended December 31, 2016, we did not qualify for the RIC election, and therefore became subject to taxation as a corporation under Subchapter C of the Code. There were $5,500,000 of unfunded commitments from the SBA, $3,500,000 of which would be issued without further capital contribution from us.

Additionally, Medallion Bank, our wholly-owned, unconsolidated portfolio company has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. Medallion Bank has $25,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at December 31, 2016. See Note 4 to the consolidated financial statements on page F-20 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
DZ loan	$106,244	30%	2.36%
Notes payable to banks	94,219	27	3.22
SBA debentures	81,985	24	3.63
Unsecured notes	33,625	10	9.00
Preferred securities	33,000	9	3.07

Total outstanding debt	$349,073	100%	3.60

Deposits and other borrowings at Medallion Bank	908,442	—	1.22%
Total outstanding debt, including Medallion Bank	$1,257,515	—	1.88

(1)	Weighted average contractual rate as of December 31, 2016.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2016.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
DZ loan	$106,244	$—	$—	$—	$—	$—	$106,244
Notes payable to banks	62,748	31,431	—	40	—	—	94,219
SBA debentures	—	—	3,000	—	15,985	63,000	81,985
Unsecured notes	—	—	—	—	33,625	—	33,625
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$168,992	$31,431	$3,000	$40	$49,610	$96,000	$349,073

Deposits and other borrowings at Medallion Bank	411,493	255,792	156,401	40,147	44,609	—	908,442

Total, including Medallion Bank	$580,485	$287,223	$159,401	$40,187	$94,219	$96,000	$1,257,515

Most of our borrowing relationships have maturity dates during 2017. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following paragraph. The lenders have worked with us to extend and change the terms of the borrowing agreements. We have arranged for changes to the terms of the notes and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future.

We and our subsidiaries obtain financing under lending facilities extended by various banks and other financial institutions, some of which are secured by loans, taxi medallions and other assets. Where these facilities are extended to our subsidiaries, we and others of our subsidiaries may guarantee the obligations of the relevant borrower. Five of our smallest subsidiaries are borrowers under promissory notes extended to them by a bank that total $8.8 million that came due on October 17, 2016. These loans are secured by Chicago taxi medallions owned by our subsidiaries. These notes are guaranteed by Medallion Funding, not by Medallion Financial Corp. These subsidiaries have not repaid the amounts due under the notes and the bank has filed a suit seeking payment of these amounts. This failure to pay would constitute an event of default under certain loan agreements under which we or our subsidiaries are borrowers, but the lenders under those agreements have waived the default. If judgment is entered against us in the suit brought by the bank or entered and not satisfied within specified periods of time, these outcomes may constitute an additional event of default under these other agreements. If waivers are required and not granted for this additional event of default, it would lead to events of default under other of our financing arrangements.

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the year. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2016 by $1,100,000 on an annualized basis, compared to a positive impact of $692,000 at December 31, 2015, and the impact of such an immediate increase of 1% over a one year period would have been ($792,000) at December 31, 2016, compared to ($1,855,000) at December 31, 2015. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

We continue to work with investment banking firms and other financial intermediaries to investigate the viability of a number of other financing options which include, among others, the sale or spinoff of certain assets or divisions, the development of a securitization conduit program, and other independent financing for certain subsidiaries or asset classes. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth.

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2016. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI		FSVC	MB	12/31/2016	12/31/2015
Cash	$8,922 (1)	$1,033	$7,656		$3,351	$—	$20,962	$30,912
Bank loans	71,135	22,836	—		248	—	94,219	122,429
Average interest rate	3.16%	3.36%	—		6.03%	—	3.22%	2.60%
Maturity	11/16-7/18 (2)	10/16-12/20	—		1/17-11/18	—	10/16-12/20	2/16-12/20
Preferred securities	33,000	—	—		—	—	33,000	33,000
Average interest rate	3.07%	—	—		—	—	3.07%	2.58%
Maturity	9/37	—	—		—	—	9/37	9/37
Unsecured notes	33,625	—	—		—	—	33,625	—
Average interest rate	9.00%						9.00%	—
Maturity	4/21						4/21	—
DZ loan	—	106,244	—		—	—	106,244	129,518
Average interest rate	—	2.36%	—		—	—	2.36%	2.05%
Maturity	—	6/17	—		—	—	6/17	12/16
Margin loans	—	—	—		—	—	—	45,108
Average interest rate	—%	—	—		—	—	—%	1.48%
Maturity	N/A	—	—		—	—	N/A	N/A
SBA debentures	—	—	54,000		33,485	—	87,485	77,485
Amounts undisbursed (3)	—	—	5,500	(2)	—	—	5,500	3,000
Amounts outstanding	—	—	48,500		33,485	—	81,985	74,485
Average interest rate	—	—	3.42%		3.92%	—	3.63%	3.52%
Maturity	—	—	3/21-3/27		3/19-9/23 (4)	—	3/19-3/27	3/19-3/26

Total debt outstanding	$137,760	$129,080	$48,500		$33,733	$—	$349,073	$404,540

Including Medallion Bank
Cash	—	—	—		—	$30,881	$30,881	$23,094
Deposits and other borrowings	—	—	—		—	908,442	908,442	908,896
Average interest rate	—	—	—		—	1.22%	1.22%	1.04%
Maturity	—	—	—		—	1/17-12/21	1/17-12/21	1/16-12/20

Total cash	$8,922	$1,033	$7,656		$3,351	$30,881	$51,843	$54,006

Total debt outstanding	$137,760	$129,080	$48,500		$33,733	$908,442	$1,257,515	$1,313,436

(1)	$7,840 is pledged to a lender of an affiliate.
(2)	$3,898 that matured in November 2016 was refinanced in 2017.
(3)	$2,000 of this requires a $1,000 capital contribution from the Company.
(4)	In connection with the Freshstart loan described in Note 19 the $33,485 of principal was restructured into a new note and matures in tranches from February 2018 to February 2020.

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

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04. “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. We do not believe this update will have a material impact on our financial condition.

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

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the year. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2016 by $1,100,000 on an annualized basis, compared to a positive impact of $692,000 at December 31, 2015, and the impact of such an immediate increase of 1% over a one year period would have been ($792,000) at December 31, 2016, compared to ($1,855,000) at December 31, 2015. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2016 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2016 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2016.

We believe that the consolidated financial statements included in this report fairly represent our consolidated financial position and consolidated results of operations for all periods presented.

Our Independent Registered Public Accounting Firm, Mazars USA LLP, has audited and issued a report on management’s assessment of our internal control over financial reporting. The report of Mazars USA LLP appears below.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company including the consolidated summary schedule of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2016, and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2016 of the Company, and our report dated March 14, 2017 expressed an unqualified opinion.

/s/ Mazars USA LLP

New York, New York

March 14, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 1, 2017 for our fiscal year 2017 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 1, 2017 for our fiscal year 2017 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 1, 2017 for our fiscal year 2017 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 1, 2017 for our fiscal year 2017 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 1, 2017 for our fiscal year 2017 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

4.2	Indenture, dated April 15, 2016, between Medallion Financial Corp. and Wilmington Trust, National Association. Filed as Exhibit d.6 to the Registration Statement on Form N-2 filed on April 15, 2016 (File No. 333-206692) and incorporated by reference herein.

4.3	First Supplemental Indenture, dated April 15, 2016, between Medallion Financial Corp. and Wilmington Trust, National Association. Filed as Exhibit d.7 to the Registration Statement on Form N-2 filed on April 15, 2016 (File No. 333-206692) and incorporated by reference herein.

4.4	Note, effective March 1, 2017, by Freshstart Venture Capital Corp., in favor of Small Business Administration. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 31, 2017 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.3	Employment Agreement, dated June 27, 2016, between Donald Poulton, Medallion Financial Corp. and Medallion Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2016 (File No. 814-00188) and incorporated by reference herein.*

10.4	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.5	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.6	First Amended and Restated 2006 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 3 to Form 40-APP filed on June 18, 2012 (File No. 812-13666) and incorporated by reference herein.*

10.7	2009 Employee Restricted Stock Plan. Filed as Exhibit I to our definitive proxy statement for our 2010 Annual Meeting of Shareholders filed on April 29, 2010 (File No. 814-00188) and incorporated by reference herein.*

10.8	2015 Employee Restricted Stock Plan. Filed as Exhibit B to Amendment No. 1 to Form 40-APP filed on December 11, 2015 (File No. 812-14433) and incorporated by reference herein.*

10.9	2015 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 2 to Form 40-APP filed on January 14, 2016 (File No. 812-14458) and incorporated by reference herein.*

10.10	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.11	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.12	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.13	Second Amendment of Lease, dated August 5, 2015, by and between Sage Realty Corporation and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on form 8-K filed on August 7, 2015 (File No. 814-00188) and incorporated by reference herein.

10.14	Amended and Restated Loan and Security Agreement, dated as of March 28, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.15	First Amendment to Amended and Restated Loan and Security Agreement, dated September 1, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2011 (File No. 814-00188) and incorporated by reference herein.

10.16	Second Amendment to Amended and Restated Loan and Security Agreement, dated January 8, 2013, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2013 (File No. 814-00188) and incorporated by reference herein.

10.17	Third Amendment to Amended and Restated Loan and Security Agreement, dated October 23, 2013, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2013 (File No. 814-00188) and incorporated by reference herein.

10.18	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated August 11, 2014, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2014 (File No. 814-00188) and incorporated by reference herein.

10.19	Sixth Amendment to Amended and Restated Loan and Security Agreement, dated June 29, 2016, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2016 (File No. 814-00188) and incorporated by reference herein.

10.20	Eighth Amendment to Amended and Restated Loan and Security Agreement, dated July 29, 2016, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2016 (File No. 814-00188) and incorporated by reference herein.

10.21	Ninth Amendment to Amended and Restated Loan and Security Agreement, dated August 11, 2016, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2016 (File No. 814-00188) and incorporated by reference herein.

10.22	Amended and Restated Unlimited Guaranty, dated March 28, 2011, by Medallion Funding LLC, in favor of Sterling National Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.23	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.24	Commitment Letter, dated September 20, 2006, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on October 10, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2006 (File No. 814-00188) and incorporated by reference herein.

10.25	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 7, 2010. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.26	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on September 8, 2010. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.27	Commitment Letter, dated January 25, 2013, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on January 28, 2013. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2013 (File No. 814-00188) and incorporated by reference herein.

10.28	Commitment Letter, dated February 6, 2013, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on February 13, 2013. Filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 14, 2013 (File No. 814-00188) and incorporated by reference herein.

10.29	Commitment Letter, dated July 29, 2013, by the Small Business Administration to Freshstart Venture Capital Corp., accepted and agreed to by Freshstart Venture Capital Corp. on August 1, 2013. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2013 (File No. 814-00188) and incorporated by reference herein.

10.30	Commitment Letter, dated September 2, 2014, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 2, 2014. Filed as Exhibit 10.1 to the Quarterly period ended September 30, 2014 (File No. 814.00188) and incorporated by reference herein.

10.31	Commitment Letter, dated April 15, 2015, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on April 20, 2015. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2015 (File No. 814-00188) and incorporated by reference herein.

10.32	Commitment Letter, dated October 27, 2015, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on November 2, 2015. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2015 (filed No. 814-00188) and incorporated by reference herein.

10.33	Commitment Letter, dated March 30, 2016, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on April 7, 2016. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2016 (filed No. 814-00188) and incorporated by reference herein.

10.34	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.35	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.36	Servicing Agreement, dated as of December 12, 2008, by and among Taxi Medallion Loan Trust III, Medallion Funding Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.37	Loan Sale and Contribution Agreement, dated December 12, 2008, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust III. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.38	Limited Recourse Guaranty, dated as of December 12, 2008, by Medallion Funding Corp., in favor of Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.39	Performance Guaranty, dated as of December 12, 2008, by Medallion Financial Corp., in favor of Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.40	Reaffirmation Agreement, dated as of February 26, 2010, by and among Medallion Funding LLC, Taxi Medallion Loan Trust III, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, in its capacity as Agent, and Wells Fargo Bank, National Association. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 5, 2010 (File No. 814-00188) and incorporated by reference herein.

10.41	Custodial Agreement, dated as of December 12, 2008, among DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, Taxi Medallion Loan Trust III, Wells Fargo Bank, National Association, and Medallion Funding Corp. Filed as Exhibit j.2 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.42	Second Amended and Restated Trust Agreement, dated as of December 12, 2013, by and between Medallion Funding LLC and US Bank Trust, N.A. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2013 (File No. 814-00188) and incorporated by reference herein.

10.43	Amended and Restated Loan and Security Agreement, dated as of December 12, 2016, among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2016 (File No. 814-00188) and incorporated by reference herein.

10.44	Amendment No. 1 to Second Amended and Restated Trust Agreement, dated as of December 12, 2016, by and among Medallion Funding LLC, U.S. Bank Trust, N.A. and DZ Bank AG Deutsche Zentral Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 13, 2016 (File No. 814-00188) and incorporated by reference herein.

10.45	Omnibus Amendment No. 1, dated as of February 15, 2017, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 17, 2017 (File No. 814-00188) and incorporated by reference herein.

10.46	Custodian Agreement, effective July 23, 2003, among Wells Fargo Bank Minnesota, National Association, as custodian, and Medallion Financial Corp., Medallion Funding Corp. and Freshstart Venture Capital Corp. Filed as Exhibit j.1 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.47	Loan Agreement, effective as of January 25, 2017, by and among U.S. Small Business Administration, Freshstart Venture Capital Corp. and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2017 (File No. 814-00188) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity. Filed herewith.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of Mazars USA LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedule of Investments for the years ended December 31, 2016 and 2015. Filed herewith.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

Date: March 14, 2017

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 14, 2017

Alvin Murstein

/s/ Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2017

Larry D. Hall

/s/ Andrew M. Murstein	President and Director	March 14, 2017

Andrew M. Murstein

/s/ Henry L. Aaron	Director	March 14, 2017

Henry L. Aaron

/s/ Stanley Kreitman	Director	March 14, 2017

Stanley Kreitman

/s/ Frederick A. Menowitz	Director	March 14, 2017

Frederick A. Menowitz

/s/ David L. Rudnick	Director	March 14, 2017

David L. Rudnick

/s/ Lowell P. Weicker, Jr.	Director	March 14, 2017

Lowell P. Weicker, Jr.

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medallion Financial Corp.

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the consolidated summary schedule of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2016 and the selected financial ratios and other data (see note 14) for each of the five years in the five-year period ended December 31, 2016. We have also audited the consolidated schedules of investments in and advances to affiliates as of and for the years ended December 31, 2016 and 2015. These consolidated financial statements, selected financial ratios and other data, and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements, selected financial ratios and other data, and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements, selected financial ratios and other data, and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2016 and 2015. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the selected financial ratios and other data referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of their operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2016 and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2016, in conformity with US generally accepted accounting principles. Also, in our opinion, the consolidated schedules of investments in and advances to affiliates, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Mazars USA LLP

New York, New York

March 14, 2017

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)	2016	2015	2014
Interest income on investments	$17,654	$19,638	$22,646
Dividend income from controlled subsidiaries	3,000	18,889	15,000
Interest income from affiliated investments	3,018	1,748	503
Medallion lease income	538	1,388	1,714
Interest income from controlled subsidiaries	596	944	765
Dividend income from affiliated investments	201	—	—
Dividends and interest income on short-term investments	81	46	440

Total investment income	25,088	42,653	41,068

Total interest expense(1)	12,638	9,422	8,543

Net interest income	12,450	33,231	32,525

Total noninterest income	408	319	509

Salaries and benefits	11,770	11,644	12,803
Professional fees	2,347	1,486	1,194
Occupancy expense	966	877	798
Goodwill impairment	5,099	—	—
Other operating expenses (2)	2,604	2,717	3,094

Total operating expenses	22,786	16,724	17,889

Net investment income (loss) before income taxes (3)	(9,928)	16,826	15,145
Income tax benefit	10,047	—	—

Net investment income after income taxes	119	16,826	15,145

Net realized gains (losses) on investments(4)	457	7,636	(5,607)
Income tax provision	(384)	—	—

Total net realized gains (losses) on investments(4)	73	7,636	(5,607)

Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	130,121	16,830	15,643
Net change in unrealized depreciation on investments other than securities	(28,372)	(9,621)	(2,901)
Net change in unrealized appreciation (depreciation) on investments	(22,863)	(2,295)	6,412
Income tax provision	(55,563)	—	—

Net unrealized appreciation on investments	23,323	4,914	19,154

Net realized/unrealized gains on investments	23,396	12,550	13,547

Net increase in net assets resulting from operations	$23,515	$29,376	$28,692

Net increase in net assets resulting from operations per common share
Basic	$0.97	$1.21	$1.15
Diluted	$0.97	$1.20	$1.14

Distributions declared per share	$0.35	$1.00	$0.96

Weighted average common shares outstanding
Basic	24,123,888	24,315,427	24,850,496
Diluted	24,173,020	24,391,959	25,073,323

(1)	Average borrowings outstanding were $380,305, $361,738, and $316,842, and the related average borrowing costs were 3.32%, 2.60%, and 2.70% for the years ended December 31, 2016, 2015, and 2014.
(2)	See note 13 for the components of other operating expenses.
(3)	Includes $1,235, $951, and $1,020 of net revenues received from Medallion Bank for the years ended December 31, 2016, 2015, and 2014 primarily for servicing fees, loan origination fees, and expense reimbursements. See notes 3 and 11 for additional information.
(4)	There were no net losses on investment securities of affiliated issuers for the years ended December 31, 2016, 2015, and 2014.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2016	December 31, 2015
Assets
Medallion loans, at fair value	$266,816	$308,408
Commercial loans, at fair value	53,120	58,051
Commercial loans to affiliated entities, at fair value	27,355	15,496
Commercial loans to controlled subsidiaries, at fair value	3,159	8,348
Investment in Medallion Bank and other controlled subsidiaries, at fair value	293,360	159,913
Equity investments, at fair value	4,891	4,447
Equity investments in affiliated entities, at fair value	3,577	2,412
Investment securities, at fair value	—	49,884

Net investments ($231,494 at December 31, 2016 and $290,151 at December 31, 2015 pledged as collateral under borrowing arrangements)	652,278	606,959
Cash and cash equivalents ($7,840 at December 31, 2016 and $7,831 at December 31, 2015 restricted as to use by lender (1)	20,962	30,912
Accrued interest receivable	769	1,003
Fixed assets, net	267	198
Investments other than securities (2)	9,510	37,882
Goodwill, net	—	5,099
Other assets, net (3)	5,591	6,997

Total assets	$689,377	$689,050

Liabilities
Accounts payable and accrued expenses	$5,425	$5,120
Accrued interest payable	2,883	1,302
Deferred and other tax liabilities, net(4)	45,900	—
Funds borrowed	349,073	404,540

Total liabilities	403,281	410,962

Commitments and contingencies (5)	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 26,976,064 shares at December 31, 2016 and 26,936,762 shares at December 31, 2015 issued)	270	269
Treasury stock at cost (2,951,243 shares at December 31, 2016 and 2,590,069 shares at December 31, 2015)	(24,919)	(23,396)
Capital in excess of par value	272,934	272,349
Accumulated undistributed net investment loss	(33,993)	(15,617)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments, net of tax	71,804	44,483

Total shareholders’ equity (net assets)	286,096	278,088

Total liabilities and shareholders’ equity	$689,377	$689,050

Number of common shares outstanding	24,024,821	24,346,693
Net asset value per share	$11.91	$11.42

(1)	See Note 2 for additional information.
(2)	See Note 18 for additional information.
(3)	Includes $0 and $3,000 of dividends receivable from Medallion Bank at December 31, 2016 and 2015.
(4)	See Note 5 for additional information.
(5)	See Note 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014
Net investment income after income taxes	$119	$16,826	$15,145
Net realized gains (losses) on investments, net of tax	73	7,636	(5,607)
Net unrealized appreciation on investments, net of tax	23,323	4,914	19,154

Net increase in net assets resulting from operations	23,515	29,376	28,692

Investment income, net	(14,570)	(20,042)	(14,974)
Return of capital	—	(4,330)	(8,918)
Realized gains from investment transactions, net	—	—	—

Distributions to shareholders (1)	(14,570)	(24,372)	(23,892)

Stock – based compensation expense	568	1,294	1,490
Exercise of stock options	19	281	882
Treasury stock acquired	(1,524)	(3,212)	(5,880)
Capitalized stock issuance costs	—	—	(117)

Capital share transactions	(937)	(1,637)	(3,625)
Other, distributions not paid on forfeited restricted stock grants	—	51	—

Total increase in net assets	8,008	3,418	1,175
Net assets at the beginning of the year	278,088	274,670	273,495

Net assets at the end of the year(2)	$286,096	$278,088	$274,670

Capital share activity
Common stock issued, beginning of year	26,936,762	26,797,499	26,570,355
Exercise of stock options	2,100	30,449	98,396
Issuance of restricted stock, net	37,202	108,814	128,748

Common stock issued, end of year	26,976,064	26,936,762	26,797,499

Treasury stock, beginning of year	(2,590,069)	(2,176,876)	(1,600,733)
Treasury stock acquired	(361,174)	(413,193)	(576,143)

Treasury stock, end of year	(2,951,243)	(2,590,069)	(2,176,876)

Common stock outstanding	24,024,821	24,346,693	24,620,623

(1)	Distributions declared were $0.35, $1.00, and $0.96 per share for the years ended December 31, 2016, 2015, and 2014.
(2)	Includes $0, $0, and $0 of undistributed net investment income and $0, $0, and $0 of undistributed net realized gains on investments, and $0, $1,447, and $9,245 of capital loss carryforwards at December 31, 2016, 2015, and 2014.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$23,515	$29,376	$28,692
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Investments originated(1)	(324,753)	(117,540)	(110,477)
Proceeds from principal receipts, sales, and maturities of investments(1)	390,524	57,026	83,993
(Investment in) capital returned by Medallion Bank and other controlled subsidiaries, net	(3,326)	(8,525)	(12,581)
Net cash received on disposition of other controlled subsidiaries	—	11,969	—
Depreciation and amortization	485	415	483
Increase (decrease) in deferred and other tax liability, net	45,900	—	—
Accretion of origination fees, net	(49)	(49)	(103)
Net change in unrealized depreciation on investments	22,863	2,295	(6,412)
Net change in unrealized depreciation on investment other than securities	28,372	9,621	2,901
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(130,121)	(16,830)	(15,643)
Net realized (gains) losses on investments	(457)	(7,636)	5,607
Goodwill impairment	5,099	—	—
Stock-based compensation expense	568	1,294	1,490
(Increase) decrease in accrued interest receivable	234	(15)	(81)
(Increase) decrease in other assets, net	804	(3,664)	9,989
Increase (decrease) in accounts payable and accrued expenses	353	(1,481)	1,176
Increase (decrease) in accrued interest payable	1,580	(869)	1,047

Net cash provided by (used for) operating activities	61,591	(44,613)	(9,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	294,650	111,742	124,480
Repayments of funds borrowed	(350,116)	(55,997)	(90,643)
Proceeds from exercise of stock options	19	281	882
Purchase of treasury stock at cost	(1,524)	(3,212)	(5,880)
Payments of declared distributions	(14,570)	(24,372)	(23,892)
Issuance of common stock, net	—	—	(117)

Net cash (used for) provided by financing activities	(71,541)	28,442	4,830

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,950)	(16,171)	(5,089)
Cash and cash equivalents, beginning of year	30,912	47,083	52,172

Cash and cash equivalents, end of year	$20,962	$30,912	$47,083

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$10,682	$10,015	$7,175
Cash paid during the year for income taxes	—	—	—

(1)	$280,563, and $49,884, and $0 of originated investments, and $330,466, $0, and $0 of maturities or proceeds from sales related to the investment securities portfolio for the years ended December 31, 2016, 2015, and 2014.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $125,153,000 at December 31, 2016, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,148,000 at December 31, 2016, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $9,510,000 on the consolidated balance sheet at December 31, 2016, compared to $37,882,000 a year ago, and are considered non-qualifying assets under the 1940 Act.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits, and includes $500,000 and $1,500,000 related to compensating balance requirements of regional banking institutions, and $7,840,000 and $7,831,000 pledged to a lender of an affiliate as of December 31, 2016 and 2015.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 46% and 35% of the investment portfolio at December 31, 2016 and 2015, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $537,000 and $570,000 at December 31, 2016 and 2015, and non-marketable securities of $7,931,000 and $6,289,000 in the comparable periods. The $293,360,000 and $159,913,000 related to portfolio investments in controlled subsidiaries at December 31, 2016 and 2015 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on at least an annual basis. The Company’s analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company first became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as small business concerns. Approximately 41% and 51% of the Company’s investment portfolio at December 31, 2016 and 2015 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 69% were in New York City at December 31, 2016 and 2015. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (13% and 14% at December 31, 2016 and 2015) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, information services, and other services. Approximately 13% of these loans are made primarily in the metropolitan New York City area, 43% in the Midwest, and the balance is widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 45%, 1%, and 0% at December 31, 2016, and 26%, 1%, and 8% at December 31, 2015.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 35% and 43% at December 31, 2016 and 2015 (76% and 74% in New York City), commercial loans were 6% and 8%, and 46% and 41% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 2% and 6% at December 31, 2016 and 2015, and equity investments (including investments in controlled subsidiaries) were 11% and 2% at December 31, 2016 and 2015.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2016 and 2015, net loan origination costs were $175,000 and $326,000. Net amortization expense (income accretion) for the years ended December 31, 2016, 2015, and 2014 was ($49,000), ($49,000), and ($103,000).

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2016 and 2015, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2016, 2015, and 2014.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2016, 2015, and 2014, total non-accrual loans were $77,161,000, $16,873,000, and $11,092,000, and represented 20%, 4%, and 3% of the gross medallion and commercial loan portfolio at each year end, and were primarily concentrated in the medallion portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $10,658,000, $8,306,000, and $8,444,000 as of December 31, 2016, 2015, and 2014, of which $2,634,000, $1,315,000, and $1,524,000 would have been recognized in the years ended December 31, 2016, 2015, and 2014. The fluctuations in nonaccrual interest foregone and increase in principal balances reflected the increase in past due loans and market conditions during the affected periods.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $352,191,000 and $406,460,000 at December 31, 2016 and 2015, and included $325,751,000 and $382,919,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of December 31, 2016 and 2015. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC. During 2016, the Company exited the asset based lending business and sold the entire portfolio of $45,023,000, including $42,919,000 on the books of Medallion Bank to a third party bank for a gain of $2,701,000, before deductions for closing costs.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on net investments was $127,367,000, $44,483,000, and $43,002,000 as of December 31, 2016, 2015, and 2014. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016 as a component of unrealized appreciation (depreciation) on investments, in addition to Medallion Bank’s actual results of operations for the quarter. See Note 3 for additional information about Medallion Bank.

The following table sets forth the pretax changes in our unrealized appreciation (depreciation) on investments for the years ended December 31, 2016, 2015, and 2014.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2013	$—	$(6,992)	$814	$381	$—	$40,404	$34,607
Net change in unrealized
Appreciation on investments	—	—	4,884	195	—	(2,900)	2,179
Depreciation on investments	—	(1,365)	—	358	—	1,141	134
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	—	5,408	—	674	—	—	6,082

Balance December 31, 2014	—	(2,949)	5,698	1,608	—	38,645	43,002
Net change in unrealized
Appreciation on investments	—	—	18,132	1,141	—	(9,621)	9,652
Depreciation on investments	(3,568)	(176)	586	(1,426)	(18)	(68)	(4,670)

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	(9)	—	—	(4,818)
Losses on investments	130	886	—	301		—	1,317
Other (1)	—	—	(967)	967	—	—	—

Balance December 31, 2015	(3,438)	(2,239)	18,640	2,582	(18)	28,956	44,483
Net change in unrealized
Appreciation on investments	—	—	133,805	2,979	7	(28,372)	108,419
Depreciation on investments	(28,028)	318	305	—	5	—	(27,400)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(1,627)	—	—	(1,627)
Losses on investments	2,943	543	—	—	12	—	3,498
Other	—	—	—	—	(6)	—	(6)

Balance December 31, 2016(2)	($28,523)	($1,378)	$152,750	$3,934	$—	$584	$127,367

(1)	Reclassification of Medallion Motorsports from equity investments to controlled subsidiaries.

The table below summarizes components of unrealized and realized gains and losses in the investment portfolio for the years ended December 31, 2016, 2015, and 2014.

(Dollars in thousands)	2016	2015	2014
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$2,986	$288	$553
Unrealized depreciation	(27,705)	(3,822)	(1,365)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	130,121	21,638	15,643
Realized gains	(1,627)	(4,818)	—
Realized losses	3,498	1,317	6,082
Net unrealized gains (losses) on investments other than securities and other assets	(28,387)	(9,689)	(1,759)

Total	$78,886	$4,914	$19,154

Net realized gains (losses) on investments
Realized gains	$—	$4,818	$—
Realized losses	(3,486)	(1,317)	(6,082)
Other gains	4,140	4,261	434
Direct recoveries (chargeoffs)	(197)	(126)	41
Realized losses on investments other than securities and other assets	—	—	—

Total	$457	$7,636	($5,607)

The following table provides additional information on attributes of the nonperforming loan portfolio as of December 31, 2016 and 2015.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
December 31, 2016
Medallion (3)	$73,192	$74,078	$87,999
Commercial (3)	3,969	11,118	4,695
December 31, 2015
Medallion (3)	12,973	13,051	13,010
Commercial (3)	3,900	10,401	4,293

(1)	As of December 31, 2016 and 2015, $29,901 and $5,621 of unrealized depreciation had been recorded as a valuation allowance on these loans.
(2)	Interest income of $1,919 and $585 was recognized on these loans for the years ended December 31, 2016 and 2015.
(3)	Included in the unpaid principal balance is unearned and paid-in-kind interest on nonaccrual loans of $8,035 and $6,579, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page F-9, as of December 31, 2016 and 2015.

The following tables show the aging of medallion and commercial loans as of December 31, 2016 and 2015.

December 31, 2016 (Dollars in thousands)	Days Past Due			Total	Current	Total	Recorded Investment > 90 Days and Accruing
	31 – 60	61 – 90	91 +
Medallion loans	$12,350	$13,064	$71,976	$97,390	$197,660	$295,050	$4,665

Commercial loans
Secured mezzanine	—	—	1,390	1,390	75,079	76,469	—
Other secured commercial	69	472	734	1,275	7,382	8,657	—

Total commercial loans	69	472	2,124	2,665	82,461	85,126	—

Total	$12,419	$13,536	$74,100	$100,055	$280,121	$380,176	$4,665

December 31, 2015 (Dollars in thousands)	Days Past Due			Total	Current	Total	Recorded Investment > 90 Days and Accruing
	31 – 60	61 – 90	91 +
Medallion loans	$17,354	$10,224	$11,880	$39,458	$271,975	$311,433	$—

Commercial loans
Secured mezzanine	—	—	1,390	1,390	66,459	67,849	—
Asset-based receivable	—	—	—	—	3,750	3,750	—
Other secured commercial	202	92	945	1,239	11,383	12,622	—

Total commercial loans	202	92	2,335	2,629	81,592	84,221	—

Total	$17,556	$10,316	$14,215	$42,087	$353,567	$395,654	$—

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. In March 2015, the Company and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on the Company’s and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Company and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At December 31, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of December 31, 2016.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(236)	(4,425)	(4,661)

Net other receivables	354	6,637	6,991
Total net outstanding	354	6,637	6,991

Income foregone in 2016	—	—	—
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

The following table shows troubled debt restructurings which the Company entered into during the year ended December 31, 2016.

(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment
Medallion loans	7	$3,639	$3,670

Commercial loans	—	—	—

Total	7	$3,639	$3,670

During the twelve months ended December 31, 2016, one loan modified as troubled debt restructurings was in default and had an investment value of $394,000 as of December 31, 2016, net of $335,000 of unrealized depreciation.

The following table shows troubled debt restructurings which the Company entered into during the year ended December 31, 2015.

(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment
Medallion loans	24	$13,620	$15,143
Commercial loans	—	—	—

Total	24	$13,620	$15,143

During the twelve months ended December 31, 2015, twelve loans modified as troubled debt restructurings were in default and had an investment value of $9,459,000 as of December 31, 2015.

Goodwill

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company has determined that it is more likely than not that the relevant reporting unit’s fair value is less than its carrying amount as of December 31, 2016, and was greater as of December 31, 2015. The results of this evaluation demonstrated impairment in goodwill as of December 31, 2016, and therefore goodwill of $5,099,000 was written off to operating expenses in the fourth quarter of 2016.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $110,000, $140,000, and $160,000 for the years ended December 31, 2016, 2015, and 2014.

Deferred Costs

Deferred financing costs, included in other assets, represent costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $722,000, $276,000, and $322,000 for the years ended December 31, 2016, 2015, and 2014, recorded as interest expense on the Consolidated Statements of Operations. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $4,003,000 and $2,126,000 at December 31, 2016 and 2015.

Income Taxes

Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating losses, capital losses and any tax credit carryforwards. A valuation allowance is provided against a deferred tax asset when it is more likely than not that some or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance for deferred tax assets is needed. Items considered in determining our valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences. Under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The Company recognizes tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. The Company records income tax related interest and penalties, if applicable, within current income tax expense. Through December 31, 2015 the Company qualified to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine taxable income.

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

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net increase in net assets resulting from operations available to common shareholders	$23,515	$29,376	$28,692

Weighted average common shares outstanding applicable to basic EPS	24,123,888	24,315,427	24,850,496
Effect of dilutive stock options	230	10,378	97,057
Effect of restricted stock grants	48,902	66,154	125,770

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,173,020	24,391,959	25,073,323

Basic earnings per share	$0.97	$1.21	$1.15
Diluted earnings per share	0.97	1.20	1.14

Potentially dilutive common shares excluded from the above calculations aggregated 346,232, 435,254, and 148,267 shares as of December 31, 2016, 2015, and 2014.

Stock Compensation

The Company follows FASB Accounting Standard Codification Topic 718 (ASC 718), Compensation – Stock Compensation, for its stock option and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected in net increase in net assets resulting from operations for any new grants using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock are reflected in net increase in net assets resulting from operations for any new grants using the grant date fair value of the shares granted, expensed over the vesting period of the underlying stock.

During 2016, 2015, and 2014, the Company issued 48,527, 162,576, and 129,126 restricted shares of stock-based compensation awards, and issued 12,000, 27,000, and 32,000 shares of other stock-based compensation awards, and recognized $568,000, $1,294,000, and $1,490,000, or $0.02, $0.05, and $0.06 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2016, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $411,000, which is expected to be recognized over the next 13 quarters (see Note 6).

Distributions to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Distributions paid from
Investment income, net	$14,570	$20,042	$14,974
Return of capital	—	4,330	8,918
Realized gains from investment transactions, net	—	—	—

Total distributions	$14,570	$24,372	$23,892

Our ability to make distributions is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2016, the Company had no undistributed net investment income or realized gains.

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $110,000,000 of notional value of principal from various multinational banks, with termination dates ranging to December 2018. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $20,000, $81,000, and $75,000 in 2016, 2015, and 2014, and all are carried at $0 on the balance sheet at December 31, 2016.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2016, 2015, and 2014.

(Dollars in thousands)	2016	2015	2014
Statement of comprehensive income
Investment income	$103,454	$91,021	$77,291
Interest expense	11,762	9,205	7,008

Net interest income	91,692	81,816	70,283
Noninterest income	308	291	344
Operating expenses (1)	24,281	21,621	19,812

Net investment income before income taxes	67,719	60,486	50,815
Income tax provision (benefit)	(326)	18,974	16,508

Net investment income after income taxes	68,045	41,512	34,307
Net realized/unrealized losses of Medallion Bank (1)	(66,328)	(18,275)	(7,386)

Net increase in net assets resulting from operations of Medallion Bank	1,717	23,237	26,921
Unrealized appreciation (depreciation) on Medallion Bank (2)	123,667	(2,763)	(15,263)
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	4,737	(3,644)	3,985

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$130,121	$16,830	$15,643

(1)	Excluded from operating expenses and included in net realized/unrealized losses of Medallion Bank were $0, $1,150 and $0 of unrealized losses on other assets for 2016, 2015, and 2014.
(2)	Unrealized appreciation (depreciation) on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury, and in 2016 and 2015, the fair value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Loans	$965,082	$996,375
Investment securities, at fair value	36,861	35,524

Net investments (1)	1,001,943	1,031,899
Cash	30,881	23,094
Other assets, net	43,134	24,827

Total assets	$1,075,958	$1,079,820

Other liabilities	$3,453	$6,106
Due to affiliates	1,084	1,387
Deposits and other borrowings, including accrued interest payable	909,536	909,909

Total liabilities	914,073	917,402
Medallion Bank equity (2)	161,885	162,418

Total liabilities and equity	$1,075,958	$1,079,820

Investment in other controlled subsidiaries	$12,771	$7,747
Total investment in Medallion Bank and other controlled subsidiaries (3)	$293,360	$159,913

(1)	Included in Medallion Bank’s net investments is $4 and $6 for purchased loan premium at December 31, 2016 and 2015.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(3)	Includes $144,418 and $15,500 of unrealized appreciation on Medallion Bank, in excess of Medallion Bank’s book value as of December 31, 2016 and 2015.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2016 and 2015, the net premium on investment securities totaled $238,000 and $311,000, and $82,000, $83,000, and $64,000 was amortized to interest income for the years ended December 31, 2016, 2015, and 2014.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2016 and 2015, net loan origination costs were $12,371,000 and $11,400,000. Net amortization expense for the years ended December 31, 2016, 2015, and 2014 was $3,489,000, $3,354,000, and $3,138,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2016, $4,179,000 or 1% of consumer loans, no commercial loans, and $47,841,000 or 16% of medallion loans were on nonaccrual, compared to $3,381,000 or 1% of consumer loans, no commercial loans, and $21,722,000 or 6% of medallion loans on nonaccrual at December 31, 2015, and $2,536,000 or 1% of consumer loans, $1,351,000 or 3% of commercial loans, and no medallion loans on nonaccrual at December 31, 2014. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $514,000, $233,000, and $90,000 as of December 31, 2016, 2015, and 2014. See also the paragraph and table on page F-13 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee, depending on the maturity of the deposit, which averages 0.15% and, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2016 and 2015 was $1,996,000 and $2,034,000, and $1,369,000, $1,314,000, and $1,251,000 was amortized to interest expense during 2016, 2015, and 2014. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Year Ending December 31,						December 31, 2016	December 31, 2015	Interest Rate (1)
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter
Deposits and other borrowings	$411,493	$255,792	$156,401	$40,147	$44,609	$—	$908,442	$908,896	1.22%

(1)	Weighted average contractual rate as of December 31, 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $3,000,000 in 2016, $8,000,000 in 2015, and $10,000,000 in 2014. Separately, Medallion Bank declared dividends to the Company of $3,000,000 in 2016, $18,000,000 in 2015, and $15,000,000 in 2014. As of December 31, 2016 Medallion Bank’s leverage ratio was 14.5% and Medallion Bank may be restricted from declaring and paying dividends if doing so would cause the leverage ratio to below 15%. The Company expects Medallion Bank’s leverage ratio will exceed 15% in the near term due in part to the retention of earnings for Medallion Bank in the first quarter of 2017.

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, Medallion Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the Small Business Lending Fund Program (SBLF). The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. The Bank previously paid a dividend rate of 1% on the Series E, which increased to 9% in the first quarter of 2016.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of December 31, 2016 and 2015, compared to required regulatory minimum capital ratios and the ratios required to be considered well capitalized. As of December 31, 2016, Medallion Bank meets all regulatory capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	December 31, 2016	December 31, 2015
Common equity tier I capital	$—	$—	$130,158	$135,635
Tier 1 capital	—	—	156,461	161,938
Total capital	—	—	170,385	175,533
Average assets	—	—	1,081,522	1,071,980
Risk-weighted assets	—	—	1,067,103	1,077,103
Leverage ratio (1)	4%	5%	14.5%	15.1%
Common equity tier I capital ratio	5	7	12.2	12.6
Tier 1 capital ratio (2)	6	8	14.7	15.0
Total capital ratio (2)	8	10	16.0	16.3

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Year Ending December 31,						December 31, 2016	December 31, 2015	Interest Rate (1)
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter
DZ loan	$106,244	$—	$—	$—	$—	$—	$106,244	$129,518	2.36%
Notes payable to banks	62,748	31,431	—	40	—	—	94,219	122,429	3.22
SBA debentures	—	—	3,000	—	15,985	63,000	81,985	74,485	3.63
Margin loan	—	—	—	—	—	—	—	45,108	—
Unsecured notes	—	—	—	—	33,625	—	33,625	—	9.00
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	3.07

Total	$168,992	$31,431	$3,000	$40	$49,610	$96,000	$349,073	$404,540	3.60

(1)	Weighted average contractual rate as of December 31, 2016.

(A) DZ LOAN

In December 2008, Trust III entered into a DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ line), which was extended in December 2013 until December 2016, and, through an amended and restated credit agreement, was further extended in December 2016 until June 2017, and the line reduced to $150,000,000, and which was further reduced in stages in December 2015 to $135,000,000, and to $125,000,000 on July 1, 2016, and remaining as an amortizing facility; and of which $106,244,000 was outstanding at December 31, 2016. During 2016, the DZ line was amended several times, for the most part to improve Trust III’s flexibility under the credit facility.

Borrowings under Trust III’s DZ loan is collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ line includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 0.77% at December 31, 2016) plus 1.65%.

(B) SBA DEBENTURES

In 2016, the SBA approved $10,000,000 of commitments for MCI for a four and a half year term and a 1% fee, which was paid. In 2015, the SBA approved $15,500,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. As of at December 31, 2016, $169,985,000 of commitments had been fully utilized, there were $5,500,000 of commitments available, and $81,985,000 was outstanding.

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

(C) NOTES PAYABLE TO BANKS/OTHER LENDERS

The Company and its subsidiaries have entered into (i) note agreements and (ii) participation agreements with a variety of local and regional banking institutions over the years, as well as with other non-bank lenders. The notes are typically secured by various assets of the underlying borrower. The Company believes the participation agreements represent legal true sales of the loans to the lender, but for accounting purposes these participations are treated as financings, and are included in funds borrowed as shown on our consolidated balance sheets. The table below summarizes the key attributes of our various borrowing arrangements with these lenders as of December 31, 2016.

(Dollars in thousands)
Borrower	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at December 31, 2016	Monthly Payment	Average Interest Rate at December 31, 2016	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	4/17 - 7/18	Term loans and demand notes secured by pledged loans	$67,236	(2)	$67,236	Interest only	3.20%	Various	(2)
Medallion Chicago	3/28	11/11 - 12/11	10/16 - 6/17	Term loans secured by owned Chicago medallions(3)	25,708		22,759	$162 principal & interest	3.35%	N/A
The Company	1/1	1/11	11/16	Participated loans treated as financings	3,915		3,898	Proportionate to the payments received on the participated loans	2.50%	N/A
FSVC	3/5	2/12 - 4/14	1/17 - 11/18	Participated loans treated as financings	256		248	Proportionate to the payments received on the participated loans	6.03%	N/A
MFC	1/2	3/13 - 12/15	12/16 - 12/20	Participated loans treated as financings	85		78	Proportionate to the payments received on the participated loans	8.17%	N/A

					$97,200		$94,219

(1)	At December 31, 2016, 30 day LIBOR was 0.77% and the prime rate was 3.75%.
(2)	One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, and the other interest rates on these borrowings are LIBOR plus 2%.
(3)	$14,042 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (1.00% at December 31, 2016) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At December 31, 2016, $33,000,000 was outstanding on the preferred securities.

(E) MARGIN LOAN

In June 2015, the Company entered into a margin loan agreement with Morgan Stanley. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is initially available at 90% of the current fair market value of the securities. The margin loan bears interest at 30-day LIBOR (0.77% at December 31, 2016) plus 1.00%. As of December 31, 2016, there were no outstandings under this margin loan.

(F) UNSECURED NOTE

In April 2016, the Company issued a total of $33,625,000 aggregate principal amount of 9.00% unsecured notes due 2021, with interest payable quarterly in arrears. The Company used the net proceeds from the offering of approximately $31,786,000 to make loans and other investments in portfolio companies and for general corporate purposes, including repaying borrowings under its DZ loan in the ordinary course of business.

(G) COVENANT COMPLIANCE

Certain of our debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth. The Company is in compliance with such restrictions as of December 31, 2016 and 2015.

(5) INCOME TAXES

Through December 31, 2015, the Company qualified to be taxed as a RIC under Subchapter M of the Code. A RIC is not subject to federal income tax on the portion of its taxable ordinary income and net long-term capital gains that are distributed to its shareholders. For our tax year ended December 31, 2015, the Company had an ordinary loss for tax purposes.

During 2016, the Company’s assets did not meet the quarterly investment diversification requirements to qualify as a RIC, primarily due to the increase in Medallion Bank’s fair value. Therefore, for the year ended December 31, 2016, the Company became subject to taxation as a regular corporation under Subchapter C of the Code. This change in tax status does not affect the Company’s status as a BDC under the 1940 Act or its compliance with the portfolio composition requirements of that statute.

As a result of being taxed as a corporation under Subchapter C, the Company is subject to federal and applicable state corporate income taxes on its taxable ordinary income and capital gains.

As a corporation taxed under Subchapter C, the Company is able, and intends, to file a consolidated federal income tax return with corporate subsidiaries, including portfolio companies such as Medallion Bank, in which it holds 80 percent or more of the outstanding equity interest measured by both vote and fair value.

As a result of our change in tax status during our tax year ended December 31, 2016, the Company is now required to recognize deferred tax assets and liabilities. The following table sets forth the significant components of our deferred and other tax assets and liabilities as of December 31, 2016.

(Dollars in thousands)	2016	2015	2014
Unrealized gain on investment in Medallion Bank	$(58,512)	$—	$—
Unrealized losses on loans and nonaccrual interest	16,382	—	—
Unrealized gain on investments in other controlled subsidiaries	(5,610)	—	—
Unrealized gains on investments other than securities	(3,206)	—	—
Accrued expenses, compensation	1,263	—	—
Net operating loss carryforwards (1)	732	—	—
Unrealized gains on other investments	(299)	—	—

Total deferred tax liability	(49,250)	—	—
Valuation allowance	(30)	—	—

Deferred tax liability, net	(49,280)	—	—
Taxes receivable (payable)	3,380	—	—

Net deferred and other tax liabilities	$(45,900)	$—	$—

(1)	As of December 31, 2015, Medallion Chicago collectively has $1,712 of net operating loss carryforwards that expire at various dates between December 31, 2026 and December 31, 2035.

The components of our tax provision (benefit) for the years ended December 31, 2016, 2015, and 2014 were as follows.

(Dollars in thousands)	2016	2015	2014
Current
Federal	$(2,690)	$—	$—
State	(689)	—	—
Deferred
Federal	39,028	—	—
State	10,251	—	—

Net provision (benefit) for income taxes	$45,900	$—	$—

The following table presents a reconciliation of statutory federal income tax (benefit) expense to consolidated actual income tax (benefit) expense reported in net increase in net assets for the years ended December 31, 2016, 2015, and 2014.

(Dollars in thousands)	2016	2015	2014
Statutory Federal Income tax at 35%	$24,295	$—	$—
State and local income taxes, net of federal income tax benefit	3,829	—	—
Conversion to a taxable corporation	16,630	—	—
Book impairment of goodwill	2,065	—	—
Other	(919)	—	—

Total income tax (benefit) expense	$45,900	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. It is based upon these considerations by which the Company has determined the valuation allowance deemed necessary as of December 31, 2016.

The Company has filed tax returns in many states. Federal, New York State, and New York City tax filings of the Company for the tax years 2013 through the present are the more significant filings that are open for examination.

(6) STOCK OPTIONS AND RESTRICTED STOCK

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

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015 and which was approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock are issuable under the 2015 Restricted Stock Plan, and 651,473 remained issuable as of December 31, 2016. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. No additional shares are available for issuance under the Employee Restricted Stock Plan. The terms of the Employee Restricted Stock Plan provided for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock were issuable under the Employee Restricted Stock Plan, and as of December 31, 2016, none of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan (2015 Director Plan) on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock are issuable under the 2015 Director Plan, and 288,000 remained issuable as of December 31, 2016. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company will grant options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options may not exceed ten years.

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

No additional shares are available for future issuance under the Employee Restricted Stock Plan and the Amended Director Plan. At December 31, 2016, 345,518 options on the Company’s common stock were outstanding under the 1996, 2006 and 2015 plans, of which 312,518 options were exercisable, and there were 167,703 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $0.53, $0.90, and $1.54 per share for the years ended December 31, 2016, 2015, and 2014. The following assumption categories are used to determine the value of any option grants.

	Year ended December 31,
	2016	2015	2014
Risk free interest rate	1.22%	1.87%	1.82%
Expected dividend yield	10.13	8.90	7.21
Expected life of option in years (1)	6.00	6.00	6.00
Expected volatility (2)	30.00%	30.00%	30.00%

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the years ended December 31, 2016, 2015, and 2014.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2013	578,217	$7.17-13.84	$9.85
Granted	32,000	11.42-13.53	12.61
Cancelled	(50,000)	8.51	8.51
Exercised (1)	(98,396)	7.17-11.21	8.96

Outstanding at December 31, 2014	461,821	7.49-13.84	10.38
Granted	27,000	9.38	9.38
Cancelled	(12,118)	9.22-13.06	11.07
Exercised (1)	(30,449)	9.22	9.22

Outstanding at December 31, 2015	446,254	7.49-13.84	10.38
Granted	12,000	7.10	7.10
Cancelled	(110,636)	9.22-13.84	12.25
Exercised (1)	(2,100)	9.22	9.22

Outstanding at December 31, 2016 (2)	345,518	$7.10-13.84	$9.67

Options exercisable at
December 31, 2014	416,821	$7.49-13.84	$10.10
December 31, 2015	391,921	7.49-13.84	10.27
December 31, 2016 (2)	312,518	7.49-13.84	9.75

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0, $0, and $464,000 for 2016, 2015, and 2014.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2016 and the related exercise price of the underlying options, was $0 for outstanding options and $0 for exercisable options as of December 31, 2016. The remaining contractual life was 2.40 years for outstanding options and 1.73 years for exercisable options at December 31, 2016.

The following table presents the activity for the restricted stock programs for the years ended December 31, 2016, 2015, and 2014.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2013	234,268	$7.99-15.61	$10.72
Granted	129,126	10.08-13.46	12.82
Cancelled	(378)	11.08-15.61	12.65
Vested (1)	(153,651)	7.99-15.61	10.11

Outstanding at December 31, 2014	209,365	10.08-15.61	12.47
Granted	162,576	9.08-10.38	9.89
Cancelled	(53,761)	9.92-15.61	11.16
Vested (1)	(109,140)	10.08-15.61	12.16

Outstanding at December 31, 2015	209,040	9.08-15.61	10.96
Granted	48,527	3.95-7.98	4.47
Cancelled	(11,325)	9.92-15.61	11.17
Vested (1)	(78,539)	9.08-15.61	11.38

Outstanding at December 31, 2016 (2)	167,703	$3.95-13.46	$8.88

(1)	The aggregate fair value of the restricted stock vested was $722,000, $916,000, and $2,023,000 for 2016, 2015, and 2014.
(2)	The aggregate fair value of the restricted stock was $506,000 as of December 31, 2016. The remaining vesting period was 1.48 years at December 31, 2016.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2016.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2015	54,333	$9.38-13.84	$11.14
Granted	12,000	7.10	7.10
Cancelled	(18,333)	11.42-13.84	12.51
Vested	(15,000)	9.38-13.84	11.10

Outstanding at December 31, 2016	33,000	$7.10-13.53	$8.93

The intrinsic value of the options vested was $0, $0, and $0 in 2016, 2015, and 2014.

(7) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2016, 2015, and 2014.

(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2016 Quarter Ended
Investment income	$8,986	$5,836	$5,269	$4,997
Net investment income (loss) after income taxes	2,039	(1,402)	(2,606)	2,088
Net increase in net assets resulting from operations	6,848	4,568	5,043	7,056
Net increase in net assets resulting from operations per common share
Basic	$0.28	$0.19	$0.21	$0.29
Diluted	0.28	0.19	0.21	0.29
2015 Quarter Ended
Investment income	$11,831	$10,838	$10,665	$9,319
Net investment income after income taxes	4,904	4,330	4,236	3,356
Net increase in net assets resulting from operations	7,068	8,086	7,312	6,911
Net increase in net assets resulting from operations per common share
Basic	$0.29	$0.33	$0.30	$0.29
Diluted	0.29	0.33	0.30	0.29
2014 Quarter Ended
Investment income	$9,035	$9,875	$11,379	$10,779
Net investment income after income taxes	3,450	3,803	5,228	2,664
Net increase in net assets resulting from operations	6,766	7,105	6,694	8,127
Net increase in net assets resulting from operations per common share
Basic	$0.27	$0.29	$0.27	$0.33
Diluted	0.27	0.28	0.27	0.33

(8) RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04. Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial condition.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 enhances the reporting model for stock compensation and provides users of financial statements with more decision-useful information. ASU 2016-09 simplifies guidance on several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The update, as amended, is effective for annual periods beginning after December 15, 2016. The Company does not believe this update will have a material impact on its financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating under current GAAP. ASU 2016-02 applies to all entities and is effective for fiscal years beginning after December 15, 2018 for public entities and is effective for fiscal years beginning after December 15, 2019 for all other entities, with early adoption permitted. The Company is assessing the impact the update will have on its financial condition and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this Update is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not believe this update will have a material impact on its financial condition.

(9) SEGMENT REPORTING

We have one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(10) COMMITMENTS AND CONTINGENCIES

(a) Employment Agreements

The Company has employment agreements with certain key officers for either a two or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. Annually, the contracts with a two-year term will renew for new two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one-year term. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

Employment agreements expire at various dates through 2021. At December 31, 2016, minimum payments under employment agreements are as follows:

(Dollars in thousands)
2017	$2,488
2018	1,131
2019	756
2020	652
2021	272
Thereafter	—

Total	$5,299

(b) Other Commitments

The Company had no portfolio commitments outstanding at December 31, 2016. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Commitments for leased premises expire at various dates through April 30, 2027. At December 31, 2016, minimum rental commitments for non-cancelable leases are as follows:

(Dollars in thousands)
2017	$1,512
2018	1,537
2019	1,794
2020	1,796
2021	1,846
Thereafter	9,678

Total	$18,163

Occupancy expense was $966,000, $877,000, and $798,000 for the years ended December 31, 2016, 2015, and 2014.

(c) Litigation

The Company and its subsidiaries become defendants to various legal proceedings arising from the normal course of business. In the opinion of management, based on the advice of legal counsel, other than as set forth in the following paragraph there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision could result in a material adverse impact on the financial condition or results of operations of the Company.

The Company and its subsidiaries obtain financing under lending facilities extended by various banks and other financial institutions, some of which are secured by loans, taxi medallions and other assets. Where these facilities are extended to its subsidiaries, the Company and others of its subsidiaries may guarantee the obligations of the relevant borrower. Five of the Company’s smallest subsidiaries are borrowers under promissory notes extended to them by a bank that total $8.8 million that came due on October 17, 2016. These loans are secured by Chicago taxi medallions owned by its subsidiaries. These notes are guaranteed by Medallion Funding, not by Medallion Financial Corp. These subsidiaries have not repaid the amounts due under the notes and the bank has filed a suit seeking payment of these amounts. This failure to pay would constitute an event of default under certain loan agreements which the Company or its subsidiaries are borrowers, but the lenders under those agreements have waived the default. If judgment is entered against the Company in the suit brought by the bank or entered and not satisfied within specified periods of time, these outcomes may constitute an additional event of default under these other agreements. If waivers are required and not granted for this additional event of default, it would lead to events of default under other of its financing arrangements.

(d) Regulatory

In the ordinary course of business, the Company and its subsidiaries are subject to inquiries from certain regulators. During 2014, FSVC was examined by the SBA. The foregoing regulatory examination was resolved in January 2017 as a result of Freshstart’s transfer to liquidation status and the restructure of the Freshstart loan described in Note 19.

As a regulated entity, Medallion Bank is subject to periodic routine examination from its regulators. In connection with a recent examination, the regulators required Medallion Bank to take additional loan loss reserves for the quarter ended September 30, 2016 and to file a restatement of its previously filed regulatory report for such period in January 2017. The valuation specialist engaged by the Company to assist the Board of Directors in their determination of Medallion Bank’s fair value as of September 30, 2016 assessed such restatement and determined that it did not result in a material change to its valuation. In addition, the Company’s Board of Directors assessed such restatement and determined that it did not affect the Company’s carrying value of Medallion Bank as of September 30, 2016.

(11) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

A member of the Board of Directors of the Company from 1996 through 2014 was also of counsel in the Company’s primary law firm. Amounts paid to the law firm were approximately $676,000, $208,000, and $187,000 in 2016, 2015, and 2014.

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

At December 31, 2016, 2015, and 2014, MSC serviced $325,751,000, $382,919,000, and $410,915,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $5,421,000, $5,658,000, and $5,946,000 of servicing fee income was earned by MSC in the years ended December 31, 2016, 2015, and 2014.

The following table summarizes the net revenues received from Medallion Bank.

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Reimbursement of operating expenses	$1,006	$775	$743
Loan origination fees	227	168	262
Servicing fees	2	8	15

Total other income	$1,235	$951	$1,020

The Company had a loan to Medallion Fine Art, Inc. in the amount of $3,159,000 and $8,348,000 as of December 31, 2016 and 2015. The loan bears interest at a rate of 12%, all of which is paid in kind. During 2016 and 2015, the Company advanced $300,000 and $1,225,000 and was repaid $6,111,000 and $550,000 with respect to this loan. Additionally, the Company recognized $596,000, $944,000, and $765,000 of interest income in 2016, 2015, and 2014.

The Company and MCI had loans to RPAC Racing, LLC, an affiliate of Medallion Motorsports LLC which totaled $8,589,000 and $5,033,000 as of December 31, 2016 and 2015. The loans bear interest at rates of 8% and 10%, all of which is paid in kind. During 2016, 2015, and 2014, the Company and MCI recognized $626,000, $547,000, and $355,000 of interest income with respect to these loans.

(12) SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases, which expires in May 2017. In November 2004, the repurchase program was increased by an additional $10,000,000, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. As of December 31, 2016, a total of 2,931,125 shares had been repurchased for $24,587,000. Purchases in 2016 were 361,174 shares for $1,524,000, and were 413,193 shares for $3,212,000 in 2015, and were 576,143 shares for $5,880,000 in 2014.

(13) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Prepayment fees	$89	$65	$139
Management fees	75	75	75
Late charges	47	49	49
Servicing fees	36	51	142
Partnership income	35	—	—
Other	126	79	104

Total noninterest income	$408	$319	$509

The major components of other operating expenses were as follows.

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Travel, meals, and entertainment	$964	$940	$931
Directors’ fees	387	396	425
Miscellaneous taxes	328	213	276
Computer expense	257	315	272
Insurance	205	173	209
Office expense	200	216	224
Depreciation and amortization	110	140	160
Other expenses	153	324	597

Total other operating expenses	$2,604	$2,717	$3,094

(14) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Net share data
Net asset value at the beginning of the year	$11.42	$11.16	$10.95	$9.99	$9.68
Net investment income (loss)	(0.41)	0.69	0.60	0.55	0.43
Income tax provision	(1.90)	0.00	0.00	0.00	0.00
Net realized gains (losses) on investments	0.02	0.31	(0.22)	0.03	(0.33)
Net change in unrealized appreciation on investments	3.26	0.20	0.76	0.58	1.11

Net increase in net assets resulting from operations	0.97	1.20	1.14	1.16	1.21
Issuance of common stock	—	—	(0.01)	0.67	(0.07)
Repurchase of common stock	0.12	0.06	0.03	—	—
Distribution of net investment income	(0.60)	(0.81)	(0.60)	(0.48)	(0.39)
Return of capital	—	(0.18)	(0.35)	(0.41)	(0.44)
Distribution of net realized gains on investments	—	—	—	—	—

Total distributions	(0.60)	(0.99)	(0.95)	(0.89)	(0.83)
Other	—	(0.01)	—	0.02	—

Total increase in net asset value	0.49	0.26	0.21	0.96	0.31

Net asset value at the end of the year (1)	$11.91	$11.42	$11.16	$10.95	$9.99

Per share market value at beginning of year	$7.04	$10.01	$14.35	$11.74	$11.38
Per share market value at end of year	3.02	7.04	10.01	14.35	11.74
Total return (2)	(54%)	(22%)	(25%)	29%	11%

Ratios/supplemental data
Total shareholders’ equity (net assets)	$286,096	$278,088	$274,670	$273,495	$216,318
Average net assets	276,978	276,745	276,254	225,653	197,504
Total expense ratio (3) (4) (5)	29.36%	9.45%	9.57%	11%	13%
Operating expenses to average net assets (4) (5)	8.23	6.04	6.48	6.94	7.02
Net investment income after income taxes to average net assets (4) (5)	0.04	6.08	5.48	5.40	4.44

(1)	Includes $0.00 of undistributed net investment income per share as of December 31, 2016, 2015, 2014, 2013, and 2012, and $0.00 of undistributed net realized gains per share for all years presented.

(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the year.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $5,421, $5,658, $5,946, $5,920, and $6,066, and operating expenses of $5,249, $6,044, $6,005, $5,841, and $6,359 which formerly were the Company’s, were now MSC’s for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income (loss) ratio would have been 29.42%, 8.28%, and 1.95% in 2016, 11.63%, 8.23%, and 5.94% in 2015, 11.74%, 8.65%, and 5.46% in 2014, 13.23%, 9.53%, and 5.39% in 2013, and 15.73%, 10.23%, and 4.29% in 2012.
(5)	These ratios include the goodwill impairment writeoff of $5,099 in 2016. Excluding the writeoff the total expense, operating expense, and net investment income ratios were 27.52%, 6.39%, and 1.88%

(15) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company matches employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank and other unconsolidated, wholly-owned portfolio companies, was approximately $187,000, $185,000, and $181,000 for the years ended December 31, 2016, 2015, and 2014.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2016 and 2015, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$652,278	$652,278	$606,959	$606,959
Cash (1)	20,962	20,962	30,912	30,912
Accrued interest receivable (2)	769	769	1,003	1,003
Financial liabilities
Funds borrowed(2)(3)	349,073	340,290	404,540	404,540
Accrued interest payable(2)	2,883	2,883	1,302	1,302

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.
(3)	As of December 31, 2016, publicly traded unsecured notes traded at a discount to par of $8,783.

(17) FAIR VALUE OF ASSETS AND LIABILITIES

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

Medallion loans and the asset-based portion of the commercial loan portfolio are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect against losses to the Company. As a result, the initial valuation assessment is that as long as the loan is current and performing, its fair value approximates the par value of the loan. To the extent a loan becomes nonperforming, the collateral value has been adequate to result in a complete recovery. In a case where the collateral value was inadequate, an unrealized loss would be recorded to reflect any shortfall. Collateral values for medallion loans are typically obtained from transfer prices reported by the regulatory agency in a particular local market (e.g. New York City Taxi and Limousine Commission). Recently, as transfer price activity and the collateral value of medallion loans has declined, and greater weight has been placed on the operating cash flows of the borrowers and the values of their personal guarantees in determining whether or not a valuation adjustment is necessary. Collateral values for asset based loans are confirmed through daily borrowing base analysis of borrower availability, confirmations obtained from a borrower’s underlying customers, and field examinations by us or third parties engaged by us. Those portfolios had historically been at very low loan to collateral value ratios, and as a result, historically have not been highly sensitive to changes in collateral values. In 2015 and 2016, as medallion collateral values have declined, the impact on the Company’s valuation analysis has become more significant, which could result in a significantly lower fair value measurement.

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

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and on at least an annual basis, the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company first became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2016 Assets
Medallion loans	$—	$—	$266,816	$266,816
Commercial loans	—	—	83,634	83,634
Investment in Medallion Bank and other controlled subsidiaries	—	—	293,360	293,360
Equity investments	61	—	8,407	8,468
Investments other than securities	—	—	9,510	9,510
Other assets	—	—	354	354
2015 Assets
Medallion loans	$—	$—	$308,408	$308,408
Commercial loans	—	—	81,895	81,895
Investment in Medallion Bank and other controlled subsidiaries	—	—	159,913	159,913
Equity investments	62	—	6,797	6,859
Investment securities	49,884	—	—	49,884
Investments other than securities	—	—	37,882	37,882
Other assets	—	—	354	354

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

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the years ended December 31, 2016 and 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2015	$308,408	$81,895	$159,913	$6,797	$37,882	$354
Gains (losses) included in earnings	(28,223)	2,394	133,121	3,383	(28,372)	—
Purchases, investments, and issuances	19,996	22,544	5,061	1,851	—	—
Sales, maturities, settlements, and distributions	(33,365)	(23,423)	(4,735)	(3,400)	—	—
Transfers in (out) (1)	—	224	—	(224)	—	—

December 31, 2016	$266,816	$83,634	$293,360	$8,407	$9,510	$354

Amounts related to held assets(2)	($28,028)	($261)	$133,121	$2,481	($28,372)	—

(1)	During 2016, the equity interest in WRWP LLC was exchanged for a loan and has resulted in the transfer from equity interest to commercial loan.
(2)	Total unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2016.

(Dollars in thousands)	Medallion Loans	Commercial Loans(3)	Investment in Medallion Bank & Other Controlled Subs(2)	Equity Investments(2)	Investments Other Than Securities(4)	Other Assets(3)
December 31, 2014	$311,894	$71,149	$136,848	$7,532	$0	$392
Gains (losses) included in earnings	(3,578)	(236)	43,384	1,113	(1,570)	(68)
Purchases, investments, and issuances	38,966	27,255	10,604	1,447	—	—
Sales, maturities, settlements, and distributions	(38,874)	(16,243)	(32,535)	(1,683)	—	—
Transfers in (out)	—	(30)	1,612	(1,612)	39,452	30

December 31, 2015	$308,408	$81,895	$159,913	$6,797	$37,882	$354

Amounts related to held assets(1)	($3,438)	($175)	$40,154	$207	($9,621)	(68)

(1)	Total unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2015.
(2)	During 2015, the investment in Medallion Motorsports was transferred from equity investment to controlled subsidiary at fair value in the amount of $1,612.
(3)	During 2015, a commercial loan was settled, the proceeds of which are held in escrow subject to litigation. The investment was transferred from commercial loan to other assets at fair value in the amount of $30.
(4)	During 2015, the investments other than securities were transferred from level 2 to level 3.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2016 and 2015 were as follows.

(Dollars in thousands)	Fair Value at 12/31/16	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$266,816	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 379% (135%)
Commercial Loans – Mezzanine and Other	83,634	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3% - 19.00% (13.05%)
Investment in Medallion Bank	280,589	Publicly traded comparables	Price / Tangible Book Value multiples	1.4x to 1.6x
			Price / Earnings multiples	10.5x to 12.5x
			Weight of the valuation method	40%
		Precedent M&A transactions	Price / Tangible Book Value multiples	1.5x to 1.7x
			Price / Earnings multiples	12.0x to 14.0x
			Weight of the valuation method	40%
		Discounted cash flow	Risk-free rate	2.40%
			Discount rate	11.74%
			Terminal value	$468,700
			Weight of the valuation method	20%
Investment in Other Controlled Subsidiaries	3,647	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/ offer to purchase asset	N/A
	6,980	Investee financial analysis	Financial condition and operating performance	N/A
			Implied value of individual franchises	$30,000
			Equity value	$3,000 - $5,000
	1,690	Investee book value adjusted for market appreciation
			Financial condition and operating performance of the investee	N/A
	454	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
Equity Investments	1,101	Investee book value	Valuation indicated by investee filings	N/A
	475	Market comparables	Discount for lack of marketability	10% (10%)
	5,480	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,351	Investee financial analysis	Equity value	$3,000 - $5,000
			Preferred equity yield	12%
Investments Other Than Securities	9,510	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(Dollars in thousands)	Fair Value at 12/31/15	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$308,408	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 155% (79%)
Commercial Loans – Asset-Based	3,678	Borrower collateral analysis	Adequacy of collateral (loan to value)	0% - 84% (54%)
Commercial Loans – Mezzanine and Other	78,217	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3% - 19.00% (13.13%)
Investment in Medallion Bank	152,166	Third party valuation using a weighting of the three methods utilized	Comparable Transactions Analysis Control Premium Analysis Discount rate in Cash Flow Analysis	(11.4% premium to book value) (32%) (20%)
		Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
			Premium on portfolio assets	(1.56% premium recorded)
Investment in Other Controlled Subsidiaries	4,234	Investee book value and equity pickup, adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
	986	Investee book value and equity pickup	Third party valuation/ offer to purchase assets	N/A
			Collateral support	N/A
			Financial condition and operating performance of the investee	N/A
	2,527	Investee financial analysis	Financial condition and operating performance	N/A
Equity Investments	1,957	Investee book value	Valuation indicated by investee filings	N/A
	509	Market comparables	Discount for lack of marketability	10% (10%)
	4,331	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
Investments Other Than Securities	37,882	Precedent market transaction	Transfer prices of Chicago medallions	$150 - $238 ($194)
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(18) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of December 31, 2016 and 2015.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 12/31/16		Value as of 12/31/15
City of Chicago Taxicab Medallions	154	(1)	$8,411	$9,240	(2)	$36,806	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	270	(3)	1,076	(3)

Total Investments Other Than Securities			$8,689	$9,510		$37,882

(1)	Investment is not readily marketable, is considered income producing, is not subject to option, and is a non-qualifying asset under the 1940 Act.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $7,287, $0, and $7,287 as of December 31, 2016, and was $34,240, $0, and $34,240 as of December 31, 2015. The aggregate cost for Federal income tax purposes was $1,953 at December 31, 2016 and $2,566 at December 31, 2015.
(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $212, $0, and $212 as of December 31, 2016 and is $989, $0, and $989 as of December 31, 2015. The aggregate cost for Federal income tax purposes was $58 at December 31, 2016 and $84 at December 31, 2015.

(19) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

On January 25, 2017, SBA restructured Freshstart’s debentures with SBA totaling $33,485,000 in principal into a new loan by SBA to Freshstart in the principal amount of $34,024,756 (the “SBA Loan”). In connection with the SBA Loan, on January 25, 2017, Freshstart and the Company entered into a Loan Agreement (the “SBA Loan Agreement”) with SBA and Freshstart executed a Note (the “SBA Note”), with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum and requires a minimum of $5,500,000 of principal and interest to be paid on or before February 1, 2018, a minimum of $9,500,000 of principal and interest to be paid on or before February 1, 2019, and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date of the SBA Loan. The SBA Loan Agreement contains covenants and events of default, including, without limitation, payment defaults, breaches of representations and warranties and covenant defaults.

On February 15, 2017, the Company’s Board of Directors authorized a note repurchase program for up to $8,400,000 aggregate principal amount of its 9.00% Notes due 2021. Under the terms of such program, the Company may repurchase such notes in the open market from time-to-time.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					380	66%	3.67%	$15,068	$202,845	$202,469	$189,571
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,270	$3,270	$3,270
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350	$350
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$338	$338	$338
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210	$210
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$203	$203	$203
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,713	$1,713	$1,714
	Whispers Taxi Inc ## &	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,026	$2,014	$1,531
	Christian Cab Corp &	Term Loan	11/27/12	11/27/18	1	1%	3.75%		$1,489	$1,489	$1,493
	Junaid Trans Corp ## {Annually-Prime plus 1.00%}	Term Loan	04/30/13	04/29/19	1	*	4.50%		$1,409	$1,409	$1,409
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	*	3.50%		$1,379	$1,379	$1,379
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	*	3.50%		$1,379	$1,379	$1,379
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,366	$1,366	$1,366
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,366	$1,366	$1,366
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,366	$1,366	$1,366
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,366	$1,366	$1,366
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,366	$1,366	$1,366
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	12/13/18	1	*	2.50%		$1,336	$1,336	$1,336
	Penegali Taxi LLC ##	Term Loan	12/11/14	12/10/17	1	*	3.75%		$1,331	$1,331	$1,332
	Sonu-Seema Corp ##	Term Loan	12/07/12	12/20/18	1	*	2.50%		$1,313	$1,313	$1,313
	Uddin Taxi Corp ##	Term Loan	11/05/15	11/05/18	1	*	4.75%		$1,298	$1,297	$1,298
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,017	$1,018
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140	$140
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$135	$135	$135
Various New York && ##	0.00% to 8.96%	Term Loan	03/23/01 to 12/27/16	05/28/16 to 12/21/26	355	56%	3.71%	$15,068	$171,606	$171,244	$158,821
Chicago					111	10%	4.54%	$109	$38,320	$38,091	$28,850
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	02/24/18	1	1%	5.00%		$1,454	$1,454	$1,454
	Regal Cab Company Et Al ##	Term Loan	08/29/13	08/27/18	1	*	5.00%		$1,322	$1,322	$1,322
Various Chicago && ##	0.00% to 7.00%	Term Loan	01/22/10 to 08/08/16	03/12/16 to 12/29/20	109	9%	4.50%	$109	$35,544	$35,315	$26,074
Newark && ##					111	8%	5.27%	$314	$23,291	$23,267	$23,157
	Viergella Inc ##	Term Loan	02/20/14	02/20/18	1	*	4.75%		$1,312	$1,312	$1,313
Various Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 04/14/16	12/12/16 to 05/14/25	110	8%	5.30%	$314	$21,979	$21,955	$21,844
Boston && ##	0.00% to 6.15%	Term Loan	06/12/07 to 12/09/16	12/07/15 to 11/06/25	60	8%	4.52%	$1,214	$26,061	$25,857	$21,818
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/29/16 to 01/26/20	13	1%	4.47%		$4,441	$4,401	$2,649
Various Other && ##	4.75% to 9.00%	Term Loan	04/28/08 to 07/30/15	01/03/17 to 09/01/23	9	0%	7.26%		$978	$965	$771

Total medallion loans ($231,494 pledged as collateral under borrowing arrangements)					684	93%	4.01%	$16,705	$295,936	$295,050	$266,816

Commercial Loans

Secured mezzanine (22% Minnesota, 12% Ohio, 10% Oklahoma, 8% Texas, 7% Delaware, 7% Pennsylvania, 7% North Carolina, 5% Kansas, 5% North Dakota, 4% Massachusetts, 4% Colorado, and 9% all other states) (2)

Manufacturing (44% of the total)	Stride Tool Holdings, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	04/05/16	04/05/21	1	1%	15.00%	$4,000	$4,091	$4,091	$4,041
	(capitalized interest of $91 per footnote 2)
	MicroGroup, Inc.	Term Loan	06/29/15	06/29/21	1	1%	12.00%		$3,244	$3,244	$3,244
	(capitalized interest of $44 per footnote 2)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2016

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
		AA Plush Holdings, LLC (interest rate includes PIK interest of 6.00%)	Term Loan	08/15/14	08/15/19	1	1%	14.00%		$3,197	$3,197	$3,190
		(capitalized interest of $197 per footnote 2)
		Liberty Paper Products Acquisition LLC (interest rate includes PIK interest of 2.00%)	Term Loan	06/09/16	06/09/21	1	1%	14.00%	$3,000	$3,034	$3,034	$3,034
		(capitalized interest of $34 per footnote 2)
		Pinnacle Products International, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/09/15	10/09/20	1	1%	15.00%		$2,907	$2,907	$2,907
		(capitalized interest of $107 per footnote 2)
		WRWP, LLC (interest rate includes PIK interest of 5.00%)	Term Loan	12/30/14	12/30/19	1	1%	17.00%		$2,407	$2,407	$2,413
		(capitalized interest of $165 per footnote 2)
		WRWP, LLC (interest rate includes PIK interest of 6.00%)	Term Loan	01/01/15	01/01/24	1	*	6.00%		$252	$252	$252
		(capitalized interest of $28 per footnote 2)
		BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	08/01/14	08/01/19	1	1%	14.00%		$2,637	$2,637	$2,640
		(capitalized interest of $137 per footnote 2)
		Tech Cast Holdings, LLC	Term Loan	12/12/14	12/12/19	1	1%	15.00%		$2,635	$2,635	$2,613
		EGC Operating Company, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	09/30/14	09/30/19	1	1%	15.00%		$2,424	$2,424	$2,430
		(capitalized interest of $14 per footnote 2)
		American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 7.00%)	Term Loan	07/03/13	01/03/18	1	1%	19.00%		$1,693	$1,693	$1,692
		(capitalized interest of $193 per footnote 2)
	+	Respiratory Technologies, Inc.	Term Loan	04/25/12	04/25/17	1	1%	12.00%		$1,500	$1,500	$1,501
		Orchard Holdings, Inc. &	Term Loan	03/10/99	03/31/10	1	*	13.00%		$1,390	$1,390	$1,390
		Quaker Bakery Brands, Inc.	Term Loan	03/28/12	03/28/17	1	*	17.00%		$1,300	$1,300	$1,299
	+	Various Other && 12.00% to 14.00%	Term Loan	03/31/06 to 03/06/14	03/31/18 to 03/06/19	2	*	13.56%		$369	$369	$245
Professional, Scientific, and Technical Services (21% of the total)		Weather Decision Technologies, Inc. {One-time on 1/1/18 to 15%} (interest rate includes PIK interest of 9.00%)	Term Loan	12/11/15	12/11/20	1	1%	18.00%		$3,854	$3,854	$3,844
		(capitalized interest of $354 per footnote 2)
		ADSCO Opco, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	10/25/16	10/25/21	1	1%	13.00%	$3,600	$3,613	$3,613	$3,601
		(capitalized interest of $13 per footnote 2)
		Northern Technologies, LLC (interest rate includes PIK interest of 1.00%)	Term Loan	01/29/16	01/29/23	1	1%	13.00%	$3,500	$3,533	$3,533	$3,532
		(capitalized interest of $33 per footnote 2)
	+	DPIS Engineering, LLC	Term Loan	12/01/14	06/30/20	1	1%	12.00%		$2,000	$2,000	$1,998
		J. R. Thompson Company LLC (interest rate includes PIK interest of 2.00%)	Term Loan	05/21/15	05/21/22	1	1%	14.00%		$1,625	$1,625	$1,625
		(capitalized interest of $14 per footnote 2)
		Portu-Sunberg Marketing LLC	Term Loan	10/21/16	03/21/22	1	*	12.00%	$1,250	$1,250	$1,250	$1,244
Information (12% of the total)		US Internet Corp.	Term Loan	06/12/13	09/18/20	1	1%	14.50%		$3,000	$3,000	$3,010
		US Internet Corp.	Term Loan	02/05/16	02/11/23	1	1%	14.50%	$1,900	$1,900	$1,900	$1,890
		US Internet Corp.	Term Loan	03/18/15	09/18/20	1	1%	14.50%		$1,750	$1,750	$1,743
		Centare Holdings, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,500	$2,494
Arts, Entertainment, and Recreation (7% of the total)		RPAC Racing, LLC (interest rate includes PIK interest of 10.00%)	Term Loan	11/19/10	01/15/17	1	2%	10.00%		$5,555	$5,555	$5,555
		(capitalized interest of $2,516 per footnote 2)
Administrative and Support Services (5% of the total)		Staff One, Inc.	Term Loan	06/30/08	03/31/18	1	1%	3.00%		$2,776	$2,776	$2,776
		Staff One, Inc. (interest rate includes PIK interest of 7.00%)	Term Loan	12/28/16	03/31/18	1	*	19.00%	$643	$557	$557	$557
		Staff One, Inc.	Term Loan	09/15/11	03/31/18	1	*	3.00%		$347	$347	$347

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2016

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Transportation and Warehousing (5% of the total)		LLL Transport, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/23/15	04/23/21	1	1%	15.00%		$3,622	$3,622	$3,620
		(capitalized interest of $122 per footnote 2)
Wholesale Trade (4% of the total)	+	Classic Brands, LLC	Term Loan	01/08/16	04/30/23	1	1%	12.00%	$2,880	$2,880	$2,880	$2,880
Construction (2% of the total)		Highland Crossing-M, LLC	Term Loan	01/07/15	02/01/25	1	1%	11.50%		$1,450	$1,450	$1,450
Accommodation and Food Services (0% of the total)		Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	09/30/17 to 11/05/20	3	*	9.77%	$0	$1,108	$1,108	$455
Retail Trade (0% of the total)		Various Other && 10.00%	Term Loan	06/30/00	09/30/17	1	*	10.00%	$0	$69	$69	$36

Total secured mezzanine (2)						37	26%	13.47%	$20,773	$76,469	$76,469	$75,548

Other secured commercial (46% New York, 38% North Carolina, 14% New Jersey and 2% all other states)
Retail Trade (54% of the total)		Medallion Fine Art Inc (interest rate includes PIK interest of 12%)	Term Loan	12/17/12	12/17/17	1	1%	12.00%		$3,159	$3,159	$3,159
		(capitalized interest of $2,695 per footnote 2)
		Various Other && 4.75% to 10.50%	Term Loan	10/28/08 to 05/03/16	05/09/18 to 05/03/21	7	*	7.92%	$175	$1,570	$1,546	$1,254
Arts, Entertainment, and Recreation (38% of the total)		RPAC Racing LLC (interest rate includes PIK interest of 8%)	Term Loan	06/22/16	12/31/16	1	1%	8.00%	$2,000	$2,034	$2,034	$2,034
		(capitalized interest of $34 per footnote 2)
		RPAC Racing LLC (interest rate includes PIK interest of 8%)	Term Loan	09/14/16	12/31/16	1	*	8.00%	$1,000	$1,000	$1,000	$1,000
Accommodation and Food Services (6% of the total)		Various Other && 6.75% to 9.00%	Term Loan	11/29/05 06/06/14	04/18/17 09/06/19	3	*	8.29%	$0	$690	$597	$459
Transportation and Warehousing (1% of the total)		Various Other && 4.00% to 4.25%	Term Loan	09/19/14 03/17/15	03/31/17 09/10/18	2	*	4.08%	$0	$260	$252	$120
Real Estate and Rental and Leasing (1% of the total)		Various Other && 5.00%	Term Loan	03/31/15	03/31/20	1	*	5.00%	$0	$72	$69	$60

Total Other Commercial Loans (2)						16	3%	9.33%	$3,175	$8,785	$8,657	$8,086

Total commercial loans (2)						53	29%	13.05%	$23,948	$85,254	$85,126	$83,634

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking		Medallion Bank **	100% of common stock	05/16/02	None	1	98%	2.20%			$136,171	$280,590
NASCAR Race Team		Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	2%	0.00%			$2,820	$6,980
Art Dealer		Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%			$724	$3,646
Loan Servicing		Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%			$455	$454
Professional Sports Team		LAX Group LLC	45.74% of membership interests	05/23/12	None	1	1%	0.00%			$440	$1,690

Investment in Medallion Bank and other controlled subsidiaries, net						5	103%	2.13%	$0	$0	$140,610	$293,360

Equity investments
Commercial Finance		Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	*	0.00%			$(794)	$1,100
NASCAR Race Team		RPAC Racing LLC	1,000 shares of Series D	08/25/15	None	1	*	0.00%			$0	$1,351
Employee Leasing Services		Staff One, Inc.	46.4% preferred stock	06/30/08	None	2	*	0.00%			$472	$1,172

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2016

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Weather Forecasting Services		Weather Decision Technologies, Inc.	2.2% preferred stock	12/11/15	None	1	*	0.00%			$500	$500
Hand Tool Manufacturer		Stride Tool Holdings, LLC	7.14% of Series A-2 LLC units	04/05/16	None	1	*	0.00%	$500		$500	$500
Services related to advertising		ADSCO Opco, LLC	7.9% of LLC units of Class A Series A-2	10/25/16	None	1	*	0.00%	$400		$400	$400
Envirnomental Consulting Services		Northern Technologies, LLC	7.98% of LLC units	01/29/2016 and 12/5/16	None	2	*	0.00%	$350		$350	$351
Paper Tapes Manufacturer		Liberty Paper Products Acquisition, LLC	100% of Series A preferred LLC units - 12% total	06/09/16	None	1	*	0.00%	$350		$350	$350
Stuffed Toy Manufacturer		AA Plush Holdings, LLC	1.6% LLC common units	08/15/14	None	1	*	0.00%			$300	$300
Investment Castings		Tech Cast Holdings LLC	4.14% LLC units	12/12/14	12/12/19	1	*	0.00%			$300	$300
Machine Shop		MicroGroup, Inc.	5.5% common stock	06/29/15	None	1	*	0.00%			$300	$300
Baby Sleep Products		BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% LLC units	08/01/14	None	1	*	0.00%			$250	$250
Manufacture Space Heaters, etc.		Pinnacle Products International, Inc.	0.5% common stock	10/09/15	None	1	*	0.00%			$135	$135
IT Services		Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%			$104	$104
Hobbyists’ Supplies Merch. Wholesale		Classic Brand, LLC	Warrant for 300,000 Class A units	01/08/16	01/08/26	1	*	0.00%	$0		$0	$0
Various Other #	+	**	* Various	09/10/98 to 7/24/15	None to 2/5/23	15	*	2.27%	$300		$1,366	$1,355

Equity investments, net						32	3%	0.00%	$1,900	$0	$4,533	$8,468

Investment securities

Investment securities, net						0	0%				$0	$0

Net Investments ($231,494 pledged as collateral under borrowing arrangements) (3)

						774	228%	4.94%	$42,553	$381,190	$525,319	$652,278

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $6,791 of interest income capitalized into the outstanding investment balances, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 228%.
(4)	Gross unrealized appreciation, gross unrealized depreciation and net appreciation for federal income tax purposes totaled $210,510, $31,028 and $179,482, respectively. The tax cost of investments was $472,796.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2016.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 52% and up to 43% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at December 31, 2016.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 14, 2017 (File No. 814-00188)

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFIILIATES

As of and for the year ended December 31, 2016

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss)	Amount of dividends or interest(1)	Value as of 12/31/16
(Dollars in thousands)
Medallion Bank—common stock	1,000,000 shares —100% of common stock	$128,385	$3,000	$280,589
Medallion Motorsports, LLC—membership interest (3)	75% of membership interest	4,465	0	6,980
Medallion Fine Art, Inc.—common stock (2)	1,000 shares—100% of common stock	(587)	0	3,647
LAX Group LLC—membership interest	45.1% of membership interest	700	0	1,690
Medallion Servicing Corp.—common stock	1,000 shares—100% of common stock	158	0	454

Total investments in Medallion Bank and other controlled subsidiaries		133,121	3,000	293,360

RPAC Racing LLC (3)	100% of Series D units	0	0	1,351
Stride Tool Holdings LLC (4)—membership interest	7.14% of Series A membership interest	0	0	500
Appliance Recycling Centers of America Inc.—common stock	8.86% of common stock	0	0	475
ADSCO Holdco LLC (5)	7.9% of membership interest	0	0	400
Northern Technologies LLC—membership interest (6)	7.7% of membership interest	0	0	351
Micro Group, Inc. (7)	5.50% of common stock	0	0	300
Third Century JRT, Inc. (8)	13% of common stock	0	0	200
WRWP, LLC—membership interest (9)	0.00% of membership interest	0	0	0
Production Services Associates LLC (10)	5.65% of membership interest	0	0	0

Total equity investments in affiliates		$0	$0	$3,577

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	The Company also has a loan due from Medallion Fine Art, Inc. in the amount of $3,159 as of December 31, 2016, on which $596 of interest income was earned during 2016.
(3)	The Company and a controlled subsidiary of the Company have 3 loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC in the amount of $8,589 as of December 31, 2016, on which $626 of interest income was earned during 2016.
(4)	The Company had a loan due from Production Services Associates LLC during 2016, $0 of which was outstanding at December 31, 2016, on which $356 of interest income was earned during 2016.
(5)	The Company has a loan due from Micro Group, Inc. in the amount of $3,244 as of December 31, 2016, on which $410 of interest income was earned during 2016.
(6)	The Company has loans due from WRWP, LLC in the amount of $2,659 as of December 31, 2016, on which $404 of interest income was earned during 2016.
(7)	The Company has a loan due from JR Thompson Company LLC, or affiliate of Third Century JRT, Inc., in the amount of $1,625 as of December 31, 2016, on which $255 of interest income was earned during 2016.
(8)	The Company has loan from Northern Technologies LLC in the amount of $3,533 as of December 31, 2016, on which $426 of interest income was earned during 2016.
(9)	The Company has a loan from Stride Tool Holding LLC in the amount of $4,091 as of December 31, 2016, on which $455 of interest income was earned during 2016.
(10)	The Company has a loan to ADSCO Holdco LLC in the amount of $3,613 as of December 31, 2016, on which $87 of interest income was earned during 2016.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2016.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc.	Medallion Motorsports, LLC (2)	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Production Services Associates, LLC (3)	Micro Group, Inc. (4)	WRWP, LLC	Third Century JRT, Inc. (6)	Northern Technologies, LLC (7)	Stride Tool Holding LLC (8)	ADSCO Holdco LLC (9)	RPAC Racing LLC (2)
Title of Issue	Common Stock	Common Stock(1)	Membership Interest	Common Stock	Common Stock	Membership Interest	Membership Interest	Common Stock	Membership Interest(5)	Common Stock	Membership Interest	Membership Interest	Membership Interest	Membership Interest
(Dollars in thousands)
Value as of 12/31/15	$152,166	$4,234	$2,527	$509	$631	$355	$1,179	$300	$224	$200	$—	$—	$—	$—
Gross additions / investments	4,265	—	1	—	160	635	—	—	—	—	351	500	400	—
Gross reductions / distributions	(4,272)	—	(13)	—	(495)	—	(1,082)	—	(224)	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	128,385	(587)	4,465	(34)	158	700	(97)	—	—	—	—	—	—	1,351
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 12/31/16	$280,589	$3,647	$6,980	$475	$454	$1,690	$—	$300	$—	$200	$351	$500	$400	$1,351

(1)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $3,159 as of December 31, 2016, $300 of which was advanced during 2016, and for which $6,111 was repaid.
(2)	In addition to the equity ownership, the Company and a controlled subsidiary of the Company have three loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC in the amount of $8,589 as of December 31, 2016, $3,626 of which was advanced during 2016.
(3)	The Company had a loan due from Production Services Associates LLC, during 2016, $0 of which of outstanding at December 31, 2016.
(4)	The Company has a loan due from Micro Group, Inc. in the amount of $3,244 as of December 31, 2016, $11 of which was advanced during 2016.
(5)	The Company has a loan due from WRWP LLC in the amount of $2,659 as of December 31, 2016, $348 of which was advanced during 2016, $224 of which was an exchange of the equity interest.
(6)	The Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, INC in the amount of $1,625 as of December 31, 2016, $29 of which was advanced during 2016, and for which $677 was repaid.
(7)	The Company has a loan due from Northern Technologies LLC in the amount of $3,533 as of December 31, 2016, all of which was advanced during 2016.
(8)	The Company has a loan due from Stride Tool Holdings LLC in the amount of $4,091 as of December 31, 2016, all of which was advanced during 2016.
(9)	The Company has a loan due from ADSCO Holdco LLC in the amount of $3,613 as of December 31, 2016, all of which was advanced during 2016.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2015

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					391	77%	3.72%	$25,051	$213,374	$213,356	$213,278
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$903	$903	$903
	Real Cab Corp	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350	$351
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,376	$3,376	$3,374
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$542	$542	$542
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210	$211
	Whispers Taxi Inc ##	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,046	$2,046	$2,045
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,760	$1,760	$1,763
	Sag Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,754	$1,754	$1,755
	Pontios Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,753	$1,753	$1,754
	Kos Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,752	$1,752	$1,753
	Ikaria Taxi LLC ##	Term Loan	03/28/14	03/28/17	1	1%	3.50%		$1,752	$1,752	$1,753
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$361	$361	$361
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140	$141
	Hamilton Transit LLC ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,505
	Silke Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Daytona Hacking Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Kaderee M & G Corp ##	Term Loan	03/26/14	03/26/17	1	1%	3.38%		$1,502	$1,502	$1,503
	Christian Cab Corp	Term Loan	11/27/12	11/27/18	1	1%	3.75%		$1,490	$1,490	$1,490
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	03/13/16	1	1%	3.75%		$1,467	$1,467	$1,466
	Junaid Trans Corp ##	Term Loan	04/30/13	04/30/16	1	1%	3.75%		$1,446	$1,446	$1,445
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,424	$1,424	$1,425
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	1%	3.50%		$1,424	$1,424	$1,424
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	1%	3.25%		$1,395	$1,395	$1,395
Various New York && ##	2.75% to 10.00%	Term Loan	03/23/01 to 12/28/15	01/03/16 to 09/10/23	361	62%	3.78%	$25,051	$171,351	$171,333	$171,243
Chicago
					112	14%	4.87%	$4,656	$39,412	$39,406	$39,260
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	02/24/18	1	1%	5.00%		$1,517	$1,517	$1,516
Various Chicago && ##	3.25% to 12.00%	Term Loan	01/22/10 to 12/22/15	10/19/15 to 12/22/20	111	14%	4.87%	$4,656	$37,895	$37,889	$37,744
Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 12/10/15	02/14/16 to 05/14/25	115	9%	5.26%	$1,749	$24,585	$24,585	$24,654
Boston					56	9%	4.63%	$3,268	$26,471	$26,436	$25,883
	Chiso Trans Inc &	Term Loan	11/26/13	11/07/16	1	*	4.25%		$819	$819	$820
	Chiso Trans Inc &	Term Loan	04/20/12	04/20/18	1	*	5.50%		$581	$581	$581
Various Boston && ##	4.00% to 6.15%	Term Loan	06/12/07 to 09/29/15	12/07/15 to 11/06/25	54	9%	4.62%	$3,268	$25,071	$25,036	$24,482
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/22/16 to 01/26/20	14	2%	4.64%	$2,414	$6,624	$6,607	$4,287
Various Other && ##	4.75% to 11.50%	Term Loan	04/28/08 to 07/30/15	07/01/15 to 09/01/23	11	0%	7.27%	$320	$1,045	$1,043	$1,046

Total medallion loans ($238,103 pledged as collateral under borrowing arrangements)					699	111%	4.09%	$37,458	$311,511	$311,433	$308,408

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2015 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
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

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFIILIATES

As of and for the year ended December 31, 2015

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss)	Amount of dividends or interest (1)	Value as of 12/31/15
(Dollars in thousands)
Medallion Bank – common stock	1,000,000 shares - 100% of common stock	$38,474	$18,000	$152,166
Medallion Fine Art, Inc. – common stock (2)	1,000 shares - 100% of common stock	2,552	0	4,234
Medallion Motorsports, LLC – membership interest (3)	75% of membership interest	150	0	2,527
Medallion Servicing Corp. – common stock	1,000 shares - 100% of common stock	(394)	0	631
LAX Group LLC – membership interest	44.31% of membership interest	(627)	0	355
Generation Outdoor, Inc.		3,206	889	0
Medallion Hamptons Holding LLC – membership interest	100% of membership interest	24	0	0

Total investments in Medallion Bank and other controlled subsidiaries		43,385	18,889	159,913

Appliance Recycling Centers of America Inc. – common stock	8.86% of common stock	0	0	509
Micro Group, Inc. (5)	5.5% of common stock	0	0	300
Production Services Associates LLC (4)	5.65% of membership interest	0	0	1,179
WRWP, LLC – membership interest (6)	7.23% of membership interest	0	0	224
Third Century JRT, Inc. (7)	13% of common stock	0	0	200
Summit Medical, Inc. – common stock		0	0	0

Total equity investments in affiliates		—	0	2,412

(1)	Investments with an amount of 0 are considered non-income producing.
(2)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $8,348 as of December 31, 2015, and on which $944 of interest income was earned during 2015.
(3)	Additionally, a controlled subsidiary of the Company has a loan due from an affiliate of Medallion Motorsports, LLC in the amount of $5,033, and on which $547 of interest income was earned during 2015.
(4)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,646 as of December 31, 2015, on which $367 of interest income was earned during 2015.
(5)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,233 as of December 31, 2015, on which $230 of interest income was earned during 2015.
(6)	Additionally, the Company has a loan due from WRWP, LLC in the amount of $2,311 as of December 31, 2015, on which $348 of interest income was earned during 2015.
(7)	Additionally, the Company has a loan due from Third Century JRT, Inc., in the amount of $2,273 as of December 31, 2015, on which $230 of interest income was earned during 2015.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2015.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc.	Medallion Motorsports, LLC	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Production Services Associates, LLC (3)	Micro Group, Inc. (4)	WRWP, LLC	Third Century JRT, Inc. (6)	Generation Outdoor, Inc.	Medallion Hamptons Holding, LLC	Summit Medical, Inc.
Title of Issue	Common Stock	Common Stock(1)	Membership Interest (2)	Common Stock	Common Stock	Membership Interest	Membership Interest	Common Stock	Membership Interest(5)	Common Stock	Common Stock	Membership Interest	Common Stock
(Dollars in thousands)
Value as of 12/31/14	$125,027	$1,157	$1,600	$1,231	$852	$349	$0	$0	$224	$0	$5,063	$4,400	$135
Gross additions / investments	8,000	525	777	—	600	633	250	300	—	200	—	80	—
Gross reductions / distributions	(19,335)	—	—	—	(427)	—	—	—	—	—	(8,269)	(4,504)	(369)
Net equity in profit and loss, and unrealized appreciation and (depreciation)	38,474	2,552	150	(722)	(394)	(627)	929	—	—	—	3,206	24	234
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 12/31/15	152,166	4,234	2,527	509	631	355	1,179	300	224	200	—	—	—

(1)	Additionally, the Company has a loan due from Medallion Fine Art, Inc. in the amount of $8,348 as of December 31, 2015, $2,161 of which was advanced during 2015, and for which $550 was repaid.
(2)	In addition to the equity ownership, a controlled subsidiary of the Company has a loan due from an affiliate of Medallion Motorsports, LLC in the amount of $5,033, $548 of which was advanced during 2015.
(3)	Additionally, the Company has a loan due from Production Services Associates LLC in the amount of $2,646 as of December 31, 2015, all of which was advanced during 2015, on which there were $367 of interest income was earned during 2015.
(4)	Additionally, the Company has a loan due from Micro Group, Inc. in the amount of $3,233 as of December 31, 2015 all of which was advanced during 2015.
(5)	Additionally, the Company has a loan due from WRWP LLC in the amount of $2,311 as of December 31, 2015, $69 of which was advanced during 2015.
(6)	Additionally, the Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, INC in the amount of $2,273 as of December 31, 2015, all of which was advanced during 2015.

Medallion Bank

(A wholly owned subsidiary of Medallion Financial Corp.)

Financial Statements for the years ended December 31, 2016, 2015, and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Medallion Bank

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2016 and 2015, and the related statements of comprehensive income, changes in shareholder’s equity, and cash flows for each of the three years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2016, in conformity with US generally accepted accounting principles.

/s/ Mazars USA LLP

New York, New York

March 14, 2017

Medallion Bank

Statements of Comprehensive Income

For the years ended December 31,

(Dollars in thousands)	2016	2015	2014
Interest income
Investments	$973	$793	$729
Loan interest including fees	102,481	90,228	76,562

Total interest income	103,454	91,021	77,291
Interest expense	11,762	9,205	7,008

Net interest income	91,692	81,816	70,283
Provision for loan losses	69,466	16,701	8,056

Net interest income after provision for loan losses	22,226	65,115	62,227
Noninterest income	308	291	344
Gain/(loss) on sale of repossessed loan collateral	(3)	(2)	11
Gain/(loss) on sale of loans	3,386	—	—
Gain on sale of investment securities	—	31	—
Noninterest expense
Loan servicing	9,324	9,072	8,844
Salaries and benefits	5,784	5,299	4,997
Professional fees	2,006	2,594	1,859
Collection costs	2,123	1,362	1,245
Regulatory fees	1,287	877	807
Affiliate services	544	500	502
Occupancy and equipment	340	274	283
Insurance	212	201	199
Credit reports	239	204	177
Director’s fees	216	174	140
Provision for losses on other assets	—	1,150	—
Other	2,206	1,064	759

Total noninterest expense	24,281	22,771	19,812

Income before income taxes	1,636	42,664	42,770
Provision (benefit) for income taxes	(326)	18,974	16,508

Net income	1,962	23,690	26,262
Other comprehensive income, net of tax
Net change in unrealized gains (losses) on investment securities	(245)	(453)	659

Total comprehensive income	$1,717	$23,237	$26,921

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

(Dollars in thousands)	2016	2015
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$30,881	$23,094
Investment securities, available-for-sale	36,861	35,524
Loans, inclusive of net deferred loan acquisition costs	1,019,901	1,020,456
Allowance for loan losses	(54,819)	(24,081)

Loans, net	965,082	996,375
Repossessed loan collateral	1,197	1,048
Fixed assets, net	234	85
Deferred and other tax assets, net	23,333	5,112
Accrued interest receivable and other assets	18,370	18,582

Total assets	$1,075,958	$1,079,820

Liabilities and shareholder’s equity
Liabilities
Funds borrowed	$908,442	$908,896
Accrued interest payable	1,094	1,013
Other liabilities	3,453	6,106
Due to affiliates	1,084	1,387

Total liabilities	914,073	917,402

Commitments and contingencies (Note 9)	—	—
Shareholder’s equity
Preferred stock, $1.00 par value, 26,303 shares at December 31, 2016 and 2015 authorized, issued, and outstanding	26,303	26,303
Common stock, $1 par value, 7,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Additional paid in capital	77,500	74,500
Accumulated other comprehensive income/(loss), net of tax	(541)	(296)
Retained earnings	57,623	60,911

Total shareholder’s equity	161,885	162,418

Total liabilities and shareholder’s equity	$1,075,958	$1,079,820

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Changes in Shareholder’s Equity

For the years ended December 31, 2016, 2015, and 2014

(Dollars in thousands)	Preferred Stock		Common Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
Balance at December 31, 2013	26,303	$26,303	1,000,000	$1,000	$56,500	$(502)	$44,485	$127,786
Capital contributions	—	—	—	—	10,000	—	—	10,000
Net income							26,262	26,262
Dividends declared to parent	—	—	—	—	—	—	(15,000)	(15,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(263)	(263)
Net change in unrealized gains on investment securities, net of tax	—	—	—	—	—	659	—	659

Balance at December 31, 2014	26,303	26,303	1,000,000	1,000	66,500	157	55,484	149,444
Capital contributions	—	—	—	—	8,000	—	—	8,000
Net income							23,690	23,690
Dividends declared to parent	—	—	—	—	—	—	(18,000)	(18,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(263)	(263)
Net change in unrealized losses on investment securities, net of tax	—	—	—	—	—	(453)	—	(453)

Balance at December 31, 2015	26,303	26,303	1,000,000	1,000	74,500	(296)	60,911	162,418
Capital contributions	—	—	—	—	3,000	—	—	3,000
Net income							1,962	1,962
Dividends declared to parent	—	—	—	—	—	—	(3,000)	(3,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(2,250)	(2,250)
Net change in unrealized losses on investment securities, net of tax	—	—	—	—	—	(245)	—	(245)

Balance at December 31, 2016	26,303	$26,303	1,000,000	$1,000	$77,500	$(541)	$57,623	$161,885

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Cash Flows

For the years ended December 31,

(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income from operations	$1,962	$23,690	$26,262
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,056	4,816	4,542
Deferred tax benefit	(11,889)	(2,623)	(397)
Provision for loan losses	69,466	16,701	8,056
Provision for losses on other assets	—	1,150	—
Gain from sale of repossessed loan collateral and other assets, net	—	(1)	(16)
Gain from sale of loans, net	(3,386)	—	—
Changes in operating assets and liabilities:
Interest receivable	(197)	(1,171)	(689)
Other tax assets	(6,210)	3,233	(28)
Other assets	(960)	(1,926)	(2,286)
Interest payable	82	317	121
Other liabilities	347	175	482

Net cash provided by operating activities	54,271	44,361	36,047

Cash flows from investing activities
Increase in loans, net	(188,826)	(139,720)	(148,006)
Proceeds from sale of loans	144,818	—	—
Purchase of investments	(6,496)	(15,046)	(5,604)
Proceeds from maturity/sale of investments	4,781	6,587	3,158
Proceeds from sale of repossessed loan collateral	5,510	4,514	4,646
Purchase of fixed assets	(263)	(22)	(41)

Net cash used in investing activities	(40,476)	(143,687)	(145,847)

Cash flows from financing activities
Issuance of time deposits and other borrowed funds	494,350	475,926	576,822
Repayments of funds borrowed	(494,805)	(374,970)	(451,019)
Federal funds purchased	42,000	35,043	27,000
Repayments of federal funds purchased	(42,000)	(35,043)	(27,000)
Change in due to affiliates	(303)	(1,645)	2,165
Additional paid-in capital contributed by parent	3,000	8,000	10,000
Dividends paid to parent	(6,000)	(15,000)	(15,000)
Dividends paid to US Treasury	(2,250)	(263)	(263)

Net cash (used for) provided by financing activities	(6,008)	92,048	122,705

Net change in cash and cash equivalents	7,787	(7,278)	12,905
Cash and cash equivalents, beginning of the year	23,094	30,372	17,467

Cash and cash equivalents, end of the year	$30,881	$23,094	$30,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,311	$7,575	$5,636
Cash paid for income taxes	17,773	18,364	16,933
Non-cash investing activities - loans transferred to repossessed loan collateral	10,941	8,523	8,413
Non-cash investing activities - loans transferred to other assets	—	338	—
Non-cash financing activity - dividends payable to parent	—	3,000	—

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes to Financial Statements

December 31, 2016

1. Organization and summary of significant accounting policies

Description of business – Medallion Bank (the Bank) is a limited service industrial bank headquartered in Salt Lake City, Utah. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank (IB) charter pursuant to the laws of the State of Utah. The Bank is a wholly owned subsidiary of Medallion Financial Corp. (Medallion). The Bank originates medallion commercial loans to finance the purchase of taxi medallions, of which are marketed and serviced by the Bank’s affiliates who have extensive prior experience in this asset group. The Bank originates consumer loans on a national basis that are secured by marine, recreational vehicle, and trailer products to customers with prior credit blemishes. The Bank also originates unsecured home improvement consumer loans on a national basis. The loans are financed primarily with time certificates of deposits which are originated nationally through a variety of brokered deposit relationships.

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

Cash and cash equivalents – The Bank considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. A non-interest bearing compensating balance of $210,000 is maintained at two correspondent banks. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that frequently exceed the federally insured limits.

Investment securities – FASB ASC Topic 320, “Investments – Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2016 and 2015, the net premium on investment securities totaled $238,000 and $311,000, and $82,000, $83,000, and $64,000 was amortized to interest income for the years ended December 31, 2016, 2015, and 2014. The Bank had $36,861,000 and $35,524,000 of available-for-sale securities at fair value as of December 31, 2016 and 2015. The topic further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $797,000 and $501,000 of pretax net unrealized loss on available-for-sale securities as of December 31, 2016 and 2015. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Loans – Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2016 and 2015, net loan origination costs were $12,371,000 and $11,399,000. Net amortization expense for the years ended December 31, 2016, 2015, and 2014 was $3,489,000, $3,354,000, and $3,138,000.

Interest income is recognized on an accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. In 2016, the Bank adopted a policy to fully charge-off all taxicab medallion loans which reached 180 days past due. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due (loans in bankruptcy are not charged-off at 120 days), whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. Other loans are charged off when management determines that a loss has occurred. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged off accounts are recorded as a recovery. Total loans more than 90 days past due were $42,269,000, $17,153,000, and $3,114,000 at December 31, 2016, 2015, and 2014, or 4.2%, 1.7%, and 0.4% of the total loan portfolio.

At December 31, 2016, $4,179,000 or 1% of consumer loans, no commercial loans, and $47,841,000 or 16% of medallion loans were on nonaccrual, compared to $3,381,000 or 1% of consumer loans, no commercial loans, and $21,722,000 or 6% medallion loans on nonaccrual at December 31, 2015, and $2,536,000 or 1% of consumer loans, and $1,351,000 or 3% of commercial loans, and no medallion loans on nonaccrual at December 31, 2014. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $106,000, $183,000, and $90,000 as of December 31, 2016, 2015, and 2014.

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

Other comprehensive income (loss) – The Bank had $(245,000), $(453,000), and 659,000 of net unrealized gains/(loss) due to the mark-to-market of available-for-sale securities for the years ended December 31, 2016, 2015, and 2014.

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

Recently issued accounting standards — In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04. “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Bank does not believe this update will have a material impact on its financial condition.

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Bank does not expect the adoption of ASU 2016-15 to have a material impact on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Effective dates vary according to business entity type, and early adoption is permitted for all entities. The aftermath of the global economic crisis and the delayed recognition of credit losses associated with loans (and other financial instruments) was identified as a weakness in the application of existing accounting standards. Specifically, because the existing “incurred” loss model delays recognition until it is probable a credit loss was incurred, the FASB explored alternatives that would use more forward-looking information. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. The Bank is assessing the impact the update will have on its financial statement, but expects the update to have a significant impact on how the Bank expects to account for estimated credit losses on its loans.

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

2. Investment securities

Fixed maturity securities available-for-sale at December 31 consisted of the following.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2016
Mortgage-backed securities, principally obligations of US federal agencies	$27,619	$90	$540	$27,169
State and municipalities	10,039	9	356	9,692

Total	$37,658	$99	$896	$36,861

2015
Mortgage-backed securities, principally obligations of US federal agencies	$25,888	$133	$351	$25,670
State and municipalities	10,137	37	320	9,854

Total	$36,025	$170	$671	$35,524

The amortized cost and estimated market value of investment securities as of December 31, 2016 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Market Value
Due in one year or less	$—	$—
Due after one year through five years	2,235	2,219
Due after five years through ten years	14,912	14,694
Due after ten years	20,511	19,948

Total	$37,658	$36,861

Information pertaining to securities with gross unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
2016
Mortgage-backed securities, principally obligations of US federal agencies	$540	$24,292	$—	$—
State and municipalities	310	8,573	46	757

Total	$850	$32,865	$46	$757

2015
Mortgage-backed securities, principally obligations of US federal agencies	$170	$14,083	$181	$7,797
State and municipalities	125	4,630	194	2,492

Total	$295	$18,713	$375	$10,289

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

3. Loans and allowance for loan losses

Loans are summarized as follows at December 31,

Loans (Dollars in thousands)	2016	2015
Consumer (1)	$708,527	$626,138
Medallion (2)	296,436	338,285
Commercial: (2)
Asset-based	—	40,869
Other commercial	2,567	3,765

Total commercial	2,567	44,634
Deferred loan acquisition costs, net	12,371	11,399

Total loans	$1,019,901	$1,020,456

(1)	Collectively evaluated for impairment
(2)	Individually evaluated for impairment

Changes in the allowance for loan losses are summarized as follows.

(Dollars in thousands)	Medallion (2)	Asset-based and commercial (2)	Consumer (1)	Total
Balance at 12/31/13	$1,749	$1,906	$12,779	$16,434
Provision for loan losses	92	330	7,634	8,056
Loan charge-offs	—	(940)	(8,913)	(9,853)
Recoveries	—	—	3,162	3,162

Balance at 12/31/14	1,841	1,296	14,662	17,799
Provision for loan losses	4,295	335	12,071	16,701
Loan charge-offs	—	(1,013)	(12,667)	(13,680)
Recoveries	—	—	3,261	3,261

Balance at 12/31/15	6,136	618	17,327	24,081
Provision for loan losses	56,239	(612)	13,841	69,466
Loan charge-offs	(27,646)	—	(15,749)	(43,395)
Recoveries	—	—	4,667	4,667

Balance at 12/31/16	$34,729	$4	$20,086	$54,819

(1)	Collectively evaluated for impairment
(2)	Individually evaluated for impairment

There were no loans acquired with deteriorated credit quality.

See Note 1 to the financial statements which describes the nature of the portfolios, their collection and income recognition processes, and the methodology used to assess the adequacy of the allowance.

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

The following table provides a summary of the loan portfolio by its performance status and by type.

	Performing		Nonperforming		Total
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Medallion	$240,616	$315,652	$55,820	$22,633	$296,436	$338,285
Asset-based and commercial	2,567	44,634	—	—	2,567	44,634
Consumer	704,120	622,504	4,408	3,634	708,528	626,138

Total	$947,303	$982,790	$60,228	$26,267	$1,007,530	$1,009,057

The following tables provide additional information on attributes of the nonperforming loan portfolio.

(Dollars in thousands) December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset-based and commercial	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	55,820	55,820	22,576	39,142	520
Asset–based and commercial	—	—	—	—	—
Consumer	4,408	4,408	136	3,292	264

Total
Medallion	55,820	55,820	22,576	39,142	520
Asset –based and commercial	—	—	—	—	—
Consumer	$4,408	$4,408	$136	$3,292	$264

(Dollars in thousands) December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset–based and commercial	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	22,633	22,633	1,350	5,635	118
Asset–based and commercial	—	—	—	—	—
Consumer	3,633	3,633	108	2,721	261

Total
Medallion	22,633	22,633	1,350	5,635	118
Asset –based and commercial	—	—	—	—	—
Consumer	$3,633	$3,633	$108	$2,721	$261

The table below shows the aging of all loan types as of December 31,

(Dollars in thousands)	Days Past Due						Recorded Investment >90 Days and Accruing
2016	31-60	61-90	91 +	Total Past Due	Current	Total
Medallion	$7,910	$21,929	$38,973	$68,812	$227,624	$296,436	$—
Asset–based and commercial	—	—	218	218	2,349	2,567	—
Consumer	13,517	4,546	3,078	21,141	687,386	708,527	—

Total	$21,427	$26,475	$42,269	$90,171	$917,359	$1,007,530	$—

(Dollars in thousands)	Days Past Due						Recorded Investment >90 Days and Accruing
2015	31-60	61-90	91 +	Total Past Due	Current	Total
Medallion	$5,166	$13,908	$14,949	$34,023	$304,262	$338,285	$—
Asset–based and commercial	265	—	—	265	44,369	44,634	—
Consumer	9,903	3,207	2,204	15,314	610,824	626,138	—

Total	$15,334	$17,115	$17,153	$49,602	$959,455	$1,009,057	$—

Other assets

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Bank has placed these loans on nonaccrual, and reversed interest income. In addition, the Bank has established valuation allowances against the outstanding balances. On May 31, 2013, the Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Bank’s position. In April 2014, the Bank received a decision from the court granting summary judgment in the Bank’s favor with respect to the issue of whether the Bank’s loan participations are true participations. In March 2015, the Bank received a decision from the court finding that the bank lenders generally held a first lien on the Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Bank is appealing the decision. The remaining issues are still being litigated. Although the Bank believes the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Bank cannot at this time predict the outcome of this litigation or determine our potential exposure. At December 31, 2016, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Bank as of December 31, 2016.

(Dollars in thousands)	Medallion Bank
Loans outstanding	$1,953
Loans charged off (1)	(1,953)
Valuation allowance	—

Net loans outstanding	—

Other receivables	11,062
Valuation allowance	(4,425)

Net other receivables	6,637
Total net outstanding	6,637

Income foregone in 2016	—
Total income foregone	$108

(1)	The income foregone on the charged off loan was $213 for the Bank.

The table below shows loans that were modified during 2016 and 2015.

(Dollars in thousands)	Troubled Debt Restructuring			Troubled Debt Restructuring that Subsequently Defaulted
	Number of Loans	Pre- Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Loans	Recorded Investments
2016
Troubled debt restructuring
Medallion	21	$14,384	$14,396	—	$—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—

2015
Troubled debt restructuring
Medallion	11	$6,307	$5,607	—	$—
Commercial real estate	—	—	—	—	—
Consumer	1	19	18	—	—

4. Fixed assets

Fixed assets and their related useful lives at December 31 were as follows:

(Dollars in thousands)	Useful lives	2016	2015
Computer software	3 years	$259	$16
Equipment	5 years	61	44
Furniture and fixtures	5-10 years	87	83
Leasehold improvements	3-5 years	13	13
Telephone equipment	3 years	33	33
Deposit system	3 years	14	14

		467	203
Less accumulated depreciation and amortization		(233)	(118)

Net fixed assets		$234	$85

Depreciation expense was $115,000, $56,000, and $63,000 for the years ended December 31, 2016, 2015, and 2014.

5. Deposits and other borrowings

At December 31, 2016, the scheduled maturities of all borrowed funds, which were primarily composed of brokered certificates of time deposit as follows.

(Dollars in thousands)
2017	$411,493
2018	255,792
2019	156,401
2020	40,147
2021	44,609

Total	$908,442

All time deposits are in denominations of less than $250,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2016 was 1.22%.

Deposits are raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages 0.14%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2016 and 2015 was $1,996,000 and $2,034,000, and $1,369,000, $1,314,000, and $1,251,000 was amortized to interest expense during 2016, 2015, and 2014. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

At December 31, 2016, the Bank had unsecured and undrawn Federal Funds lines with correspondent banks of $25,000,000.

6. Income taxes

The components of the provisions for income taxes were as follows for the years ended December 31,

(Dollars in thousands)	2016	2015	2014
Current
Federal	$8,772	$15,997	$15,396
State	2,791	5,600	1,508
Deferred
Federal	(9,021)	(1,849)	(360)
State	(2,868)	(774)	(36)

Net provision for income taxes	$(326)	$18,974	$16,508

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
Statutory Federal Income tax at 35%	$573	$14,932	$14,970
State and local income taxes, net of federal income tax benefit	64	1,664	984
Change in state tax nexus	(770)	1,579	—
Other	(193)	799	554

Total	$(326)	$18,974	$16,508

Historically, the Bank filed its 2015 tax returns on a separate company basis, however Medallion did not qualify as a RIC status for 2016, and will therefore file consolidated 2016 tax returns with the Bank.

Deferred tax and other asset balances reflected in the balance sheet were as follows as of December 31,

(Dollars in thousands)	2016	2015
Provision for loan losses	$23,408	$11,451
Deferred loan acquisition costs	(4,812)	(4,490)
Unrealized gains on investments	327	205
Other	600	347

Net deferred tax asset	19,523	7,513
Prepaid (accrued) taxes	3,809	(2,401)

Net deferred tax and other assets	$23,333	$5,112

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC Topic 740, “Income Taxes.” Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based on these considerations, no valuation allowance was deemed necessary as of December 31, 2016 and 2015.

The Bank has filed US Federal tax returns as well as tax returns with various states. Generally, tax years 2013 through the present are open for examination. Currently the Bank is undergoing a state tax examination covering the years 2010 to 2013. In 2016, the Bank’s state tax accruals have decreased due to changes in the state nexus rules in a state and locality where the Bank conducts business. In addition, the Bank began accruing additional state income tax due to a change in their determination regarding nexus in certain other states where the Bank conducts business.

7. Other transactions with affiliates

The Bank’s taxi medallion, and commercial loans aggregated $298,293,000 and $382,919,000 at December 31, 2016 and 2015. These loans are sourced and serviced by its affiliates. The Bank paid $2,000, $8,000, and $15,000 for loan servicing fees to Medallion for 2016, 2015, and 2014, and also in 2016, 2015, and 2014, paid $5,421,000, $5,658,000, and $5,946,000 to another Medallion affiliate. Origination fees of $110,000, $198,000, and $523,000 were paid to Medallion for 2016, 2015, and 2014. Amortization costs were $99,000, $367,000, and $507,000 for 2016, 2015, and 2014.

At December 31, 2016 and 2015, the Bank owed $1,084,000 and $1,387,000 to affiliates for origination fees, monthly servicing fees on loans, charges for corporate overhead, and legal and business development expenses due to the affiliates, partially offset by payments due the Bank from collection of loan payments by affiliates. The Bank reimbursed the parent for expenses incurred on its behalf of $1,006,000, $775,000, and $743,000 for 2016, 2015, and 2014.

8. 401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the years ended December 31, 2016, 2015, and 2014, the Bank provided $55,000, $55,000, and $42,000 in employer matching, which amount is included in salaries and benefits expense on the accompanying statement of comprehensive income.

9. Commitments and contingencies

Loans – At December 31, 2016, the Bank had commitments to extend credit of $720,000 to taxi medallion customers for unfunded amounts.

Leases – The Bank leases office space under two non-cancelable operating leases that expire in August 2017 and November 2017. Rental expense related to the leases was $225,000, $217,000, and $220,000 for the years ended December 31, 2016, 2015, and 2014.

Future minimum lease payments under these operating leases as of December 31, 2016 were as follows:

(Dollars in thousands)
2017	$190

10. Capital requirements

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the bank regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As of December 31, 2016, the Bank’s Tier 1 leverage capital ratio was 14.5%. The Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015, and the regulatory minimum ratios are presented in the following tables.

(Dollars in thousands)	As of December 31, 2016		As of December 31, 2015		Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$156,461	14.5%	$161,938	15.1%	4.0%	5.0%
Common Equity Tier 1 (to risk-weighted assets)	130,158	12.2	135,635	12.6	4.5	6.5
Tier 1 Capital (to risk-weighted assets)	156,461	14.7	161,938	15.0	6.0	8.0
Total Capital (to risk-weighted assets)	170,385	16.0	175,533	16.3	8.0	10.0

In addition, the Bank is subject to a Common Equity Tier 1 capital conservation buffer on top of the minimum risk-based capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% each subsequent January 1 until January 1, 2019. Including the buffer, by January 1, 2019, the Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0%, a Tier 1 risk-based capital ratio of greater than 8.5% and a total risk-based capital ratio of greater than 10.5%.

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

(c) Cash and cash equivalents – Book value equals market value.

(d) Floating rate borrowings—Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(e) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2016 and 2015, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Loans	$965,082	$965,082	$996,375	$996,375
Investment securities	36,861	36,861	35,524	35,524
Cash	30,881	30,881	23,094	23,094
Accrued interest receivable	6,160	6,160	5,966	5,966
Financial Liabilities
Funds borrowed	908,442	908,442	908,896	908,896
Accrued interest payable	1,094	1,094	1,013	1,013

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

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

2016 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$36,861	$—	$36,861

(1)	Total unrealized loss of $245, net of tax was included in accumulated other comprehensive income (loss) for 2016 related to these assets.

2015 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$35,524	$—	$35,524

(1)	Total unrealized loss of $453, net of tax was included in accumulated other comprehensive income (loss) for 2015 related to these assets.

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2016 and 2015.

2016 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$31,247	$31,247
Repossessed loan collateral			1,197	1,197
Other receivables			6,637	6,637

Total	$—	$—	$39,081	$39,081

(1)	Total unrealized losses of $21,002 for impaired loans, $0 for repossessed loan collateral, and $0 for other receivables were included in income for 2016 related to these assets.

2015 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$24,856	$24,856
Repossessed loan collateral			1,048	1,048
Other receivables			6,637	6,637

Total	$—	$—	$32,541	$32,541

(1)	Total unrealized losses of $499 for impaired loans, $0 for repossessed loan collateral, and $1,150 for other receivables were included in income for 2015 related to these assets.

13. Small Business Lending Fund Program (SBLF) and Troubled Assets Relief Program (TARP)

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, Medallion Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the SBLF. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. The Bank previously paid a dividend rate of 1% on the Series E, which increased to 9% in first quarter of 2016.

14. Subsequent Events

We have evaluated subsequent events that have occurred through March 14, 2017, the date of financial statement issuance.