Form 10-Q
period 2017-06-30
MEDALLION FINANCIAL CORP
filed 2017-08-09
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 8, 2017 was 24,276,048.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We are a specialty finance company that has historically had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through a wholly-owned portfolio company of ours, Medallion Bank, which originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers and to finance small-scale home improvements. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 3%, and our commercial loan portfolio at a compound annual growth rate of 3% (6% and 3% on a managed basis when combined with Medallion Bank). In January 2017, we announced our plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,606,000,000 as of June 30, 2017, and $1,632,000,000 and $1,760,000,000 as of December 31, 2016 and June 30, 2016, and have grown at a compound annual growth rate of 10% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $263,060,000 or $14.66 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxicab medallion and commercial loans to Medallion Bank, who originated these loans, and have been serviced by MSC. However, at this time Medallion Bank is not originating any new taxi medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $485,826,000 as of June 30, 2017. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act.

Our diversified investments in other controlled subsidiaries are comprised of Medallion Fine Art, Inc., Medallion Motorsports, LLC, Medallion Taxi Media, Inc., and LAX Group, LLC. In addition, we make other both marketable and nonmarketable equity investments.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended June 30, 2017.

Our consolidated balance sheet as of June 30, 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and six months ended June 30, 2017 and 2016 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2017 and 2016, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income on investments	$2,915	$4,541	$6,385	$9,387
Dividend income from controlled subsidiaries	—	—	—	3,000
Interest income from affiliated investments	765	753	1,392	1,338
Interest income from controlled subsidiaries	44	151	126	404
Medallion lease income	52	212	119	428
Dividend income from affiliated investment	—	151	—	201
Dividends and interest income on short-term investments	11	28	15	64

Total investment income	3,787	5,836	8,037	14,822

Total interest expense(1)	3,408	3,368	6,742	5,899

Net interest income	379	2,468	1,295	8,923

Total noninterest income	12	21	14	61

Salaries and benefits	2,097	2,668	2,861	5,777
Professional fees	616	331	1,308	766
Occupancy expense	262	205	527	408
Other operating expenses (2)	707	687	1,211	1,396

Total operating expenses	3,682	3,891	5,907	8,347

Net investment income (loss) before income taxes(3)	(3,291)	(1,402)	(4,598)	637
Income tax benefit	1,998	—	2,870	—

Net investment income (loss) after income taxes	(1,293)	(1,402)	(1,728)	637

Net realized gains (losses) on investments(4)	1,996	(2,318)	2,841	(2,506)
Income tax benefit	—	—	—	—

Total net realized gains (losses) on investments	1,996	(2,318)	2,841	(2,506)

Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	930	9,840	9,054	18,308
Net change in unrealized depreciation on investments other than securities	—	(3,170)	—	(4,755)
Net change in unrealized appreciation (depreciation) on investments	(11,450)	1,618	(19,973)	(268)
Income tax benefit	5,020	—	6,120	—

Net unrealized appreciation (depreciation) on investments	(5,500)	8,288	(4,799)	13,285

Net realized/unrealized gains (losses) on investments	(3,504)	5,970	(1,958)	10,779

Net increase (decrease) in net assets resulting from operations	$(4,797)	$4,568	$(3,686)	$11,416

Net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.20)	$0.19	$(0.15)	$0.47
Diluted	(0.20)	0.19	(0.15)	0.47

Distributions declared per share	$—	$0.05	$—	$0.30

Weighted average common shares outstanding
Basic	23,925,567	24,209,556	23,909,344	24,192,555
Diluted	23,925,567	24,265,565	23,909,344	24,248,454

(1)	Average borrowings outstanding were $335,010 and $338,459, and the related average borrowing costs were 4.08% and 4.02% for the 2017 second quarter and six months, and were $428,238, $403,881, 3.16%, and 2.94% for the comparable 2016 periods.
(2)	See Note 8 for the components of other operating expenses.
(3)	Includes $230 and $457 of net revenues received from Medallion Bank for the three and six months ended June 30, 2017, and $382 and $586 for the comparable 2016 periods, primarily for servicing fees, loan origination fees, and expense reimbursements. See Notes 3 and 11 for additional information.
(4)	There were no net losses on investment securities of affiliated issuers for the three and six months ended June 30, 2017 and 2016.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED
(Dollars in thousands, except per share data)	June 30, 2017	December 31, 2016
Assets
Medallion loans, at fair value	$233,415	$266,816
Commercial loans, at fair value	48,823	53,120
Commercial loans to affiliated entities, at fair value	27,991	27,355
Commercial loans to controlled subsidiaries, at fair value	1,278	3,159
Investment in Medallion Bank and other controlled subsidiaries, at fair value	301,819	293,360
Equity investments, at fair value	6,061	4,891
Equity investments in affiliated entities, at fair value	4,255	3,577

Net investments ($221,647 at June 30, 2017 and $231,494 at December 31, 2016 pledged as collateral under borrowing arrangements)	623,642	652,278
Cash and cash equivalents ($7,846 at June 30, 2017 and $7,840 at December 31, 2016 restricted as to use by lender(1) )	22,126	20,962
Accrued interest receivable	755	769
Fixed assets, net	244	267
Investments other than securities(2)	9,510	9,510
Other assets, net	5,075	5,591

Total assets	$661,352	$689,377

Liabilities
Accounts payable and accrued expenses	$4,075	$5,425
Accrued interest payable	3,167	2,883
Deferred and other tax liabilities, net (3)	38,255	45,900
Funds borrowed	333,116	349,073

Total liabilities	378,613	403,281

Commitments and contingencies
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized—none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 27,227,291 shares at June 30, 2017 and 26,976,064 shares at December 31, 2016 issued)	272	270
Treasury stock at cost (2,951,243 shares at June 30, 2017 and shares at December 31, 2016)	(24,919)	(24,919)
Capital in excess of par value	273,261	272,934
Accumulated undistributed net investment loss	(26,806)	(33,993)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments, net of tax	60,931	71,804

Total shareholders’ equity (net assets)	282,739	286,096

Total liabilities and shareholders’ equity	$661,352	$689,377

Number of common shares outstanding	24,276,048	24,024,821
Net asset value per share	$11.65	$11.91

(1)	See Note 2 for additional information.
(2)	See Note 14 for additional information.
(3)	See Note 5 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Net investment income (loss) after income taxes	$(1,293)	$(1,402)	$(1,728)	$637
Net realized gains (losses) on investments, net of tax	1,996	(2,318)	2,841	(2,506)
Net unrealized appreciation (depreciation) on investments, net of tax	(5,500)	8,288	(4,799)	13,285

Net increase (decrease) in net assets resulting from operations	(4,797)	4,568	(3,686)	11,416

Investment income, net	—	(17)	—	(52)
Return of capital	—	(6,054)	—	(12,105)
Realized gains from investment transactions, net	—	—	—	—

Distributions to shareholders (1)	—	(6,071)	—	(12,157)

Stock-based compensation expense	201	81	329	285
Exercise of stock options	—	—	—	19

Capital share transactions	201	81	329	304

Total increase (decrease) in net assets	(4,596)	(1,422)	(3,357)	(437)
Net assets at the beginning of the period	287,335	279,073	286,096	278,088

Net assets at the end of the period(2)	$282,739	$277,651	$282,739	$277,651

Capital share activity
Common stock issued, beginning of period	27,076,016	26,938,648	26,976,064	26,936,762
Exercise of stock options	—	—	—	2,100
Issuance (forfeiture) of restricted stock, net	151,275	(10,335)	251,227	(10,549)

Common stock issued, end of period	27,227,291	26,928,313	27,227,291	26,928,313

Treasury stock, beginning of period	(2,951,243)	(2,590,069)	(2,951,243)	(2,590,069)
Treasury stock acquired	—	—	—	—

Treasury stock, end of period	(2,951,243)	(2,590,069)	(2,951,243)	(2,590,069)

Common stock outstanding	24,276,048	24,338,244	24,276,048	24,338,244

(1)	Distributions declared were $0.00 and $0.00 per share for the 2017 second quarter and six months, and were $0.05 and $0.30 for the comparable 2016 periods.
(2)	Includes $0 and $0 of undistributed net investment income, $0 and $0 of undistributed net realized gains on investments, and $375 and $1,161 of capital loss carryforwards at June 30, 2017 and 2016.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(3,686)	$11,416
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) by operating activities:
Investments originated(1)	(8,993)	(310,171)
Proceeds from principal receipts, sales, and maturities of investments	28,918	290,421
Capital returned by (investment in) Medallion Bank and other controlled subsidiaries, net	595	(2,733)
Depreciation and amortization	276	222
Decrease in deferred and other tax liability, net	(7,645)	—
Amortized (accretion) of origination fees, net	38	(5)
Net change in unrealized depreciation on investments	19,973	268
Net change in unrealized depreciation on investment other than securities	—	4,755
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(9,054)	(18,308)
Net realized (gains) losses on investments	(2,841)	2,506
Stock-based compensation expense	329	285
(Increase) decrease in accrued interest receivable	14	137
Decrease (increase) in other assets, net	263	(21)
Decrease in accounts payable and accrued expenses	(1,211)	(1,226)
Increase (decrease) in accrued interest payable	284	1,194

Net cash provided by (used for) operating activities	17,260	(21,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	—	292,650
Repayments of funds borrowed	(15,957)	(250,470)
Proceeds from exercise of stock options	—	19
Payments of declared distributions	(139)	(12,201)

Net cash provided by (used for) financing activities	(16,096)	29,998

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,164	8,738
Cash and cash equivalents, beginning of period	20,962	30,912

Cash and cash equivalents, end of period	$22,126	$39,650

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$6,231	$4,541
Cash paid during the period for income taxes	48	—

(1)	$0 and $280,563 of originated investments, and $0 and $260,476 of maturities or proceeds from sales related to the investment securities portfolio for the six months ended June 30, 2017 and 2016.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

A wholly-owned portfolio investment, Medallion Bank, a Federal Deposit Insurance Corporation (FDIC) insured industrial bank, originates consumer loans, raises deposits, and conducts other banking activities (see Note 3). Medallion Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. Medallion Bank is not an investment company, and therefore, is not consolidated with the Company, but instead is treated as a portfolio investment. It was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by Medallion Bank’s affiliates who have extensive prior experience in these asset groups. Subsequent to its formation, Medallion Bank began originating consumer loans to finance the purchases of RVs, boats, and other related items, and to finance small scale home improvements.

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $109,659,000 at June 30, 2017, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,146,000 at June 30, 2017, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $9,510,000 on the consolidated balance sheet at June 30, 2017, compared to $9,510,000 and $33,127,000 at December 31, 2016 and June 30, 2016, and are considered non-qualifying assets under the 1940 Act.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits, and includes $0 and $500,000 related to compensating balance requirements of regional banking institutions, and $7,846,000 and $7,840,000 pledged to a lender of an affiliate as of June 30, 2017 and December 31, 2016.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 50% and 46% of the investment portfolio at June 30, 2017 and December 31, 2016, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $318,000 and $537,000 at June 30, 2017 and December 31, 2016, and non-marketable securities of $9,998,000 and $7,931,000 in the comparable periods. The $301,819,000 and $293,360,000 related to portfolio investments in controlled subsidiaries at June 30, 2017 and December 31, 2016 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as small business concerns. Approximately 37% and 41% of the Company’s investment portfolio at June 30, 2017 and December 31, 2016 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 68% and 69% were in New York City at June 30, 2017 and December 31, 2016. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (13% at June 30, 2017 and December 31, 2016) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, information, recreation, and various other industries. Approximately 54% of these loans are made primarily in the Midwest and 5% in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 48%, 2%, and 0% at June 30, 2017, and were 45%, 1%, and 0% at December 31, 2016.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 31% and 35% at June 30, 2017 and December 31, 2016 (77% and 76% in New York City), commercial loans were 5% and 6%, and consumer loans were 49% and 46% in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 3% and 2% at June 30, 2017 and December 31, 2016, and equity investments (including investments in controlled subsidiaries) were 12% and 11%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2017 and December 31, 2016, net loan origination costs were $107,000 and $175,000. Net (accretion) amortization to income for the three months ended June 30, 2017 and 2016 was ($18,000) and ($1,000), and was ($38,000) and ($5,000) for the comparable six month periods.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At June 30, 2017 and December 31, 2016, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2017 and 2016.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At June 30, 2017, December 31, 2016, and June 30, 2016, total nonaccrual loans were $122,042,000, $77,161,000, and $40,132,000, and represented 34%, 20%, and 10% of the gross medallion and commercial loan portfolio at each period end, and were primarily concentrated in the taxi medallion portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $14,934,000 ($9,711,000 of which had been applied to principal), $10,658,000, and $8,516,000 as of June 30, 2017, December 31, 2016, and June 30, 2016, of which $2,248,000 ($679,000 of which had been applied to principal) and $584,000 would have been recognized in the quarters ended June 30, 2017 and 2016 and $2,895,000 ($2,160,000 of which had been applied to principal) and $1,080,000 would have been recognized in the comparable six months.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $346,620,000 and $352,191,000 at June 30, 2017 and December 31, 2016, and included $318,961,000 and $325,751,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of June 30, 2017 and December 31, 2016. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC. During 2016, the Company exited the asset based lending business and sold the entire portfolio of $45,023,000, including $42,919,000 on the books of Medallion Bank to a third party bank for a gain of $2,701,000, before deductions for closing costs.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation (depreciation) on investments was $110,374,000, $127,367,000, and $48,104,000 as of June 30, 2017, December 31, 2016, and June 30, 2016. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company became first aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016 and 2017. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, and $563,000 was recorded in 2017. See Note 3 for additional information about Medallion Bank.

The following tables set forth the pre-tax changes in the Company’s unrealized appreciation (depreciation) on investments for the 2017 and 2016 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2016	($28,523)	($1,378)	$152,750	$3,934	$—	$584	$127,367
Net change in unrealized
Appreciation on investments	—	—	3,751	1,261	—	—	5,012
Depreciation on investments	(8,670)	(332)	—	—	—	—	(9,002)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(2,093)	—	—	(2,093)
Losses on investments	825	—	—	486	—	—	1,311

Balance March 31, 2017	($36,368)	($1,710)	$156,501	$3,588	$—	$584	$122,595
Net change in unrealized
Appreciation on investments	—	—	(771)	120	—	—	(651)
Depreciation on investments	(12,425)	(118)	—	—	—	—	(12,543)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	337	636	—	—	—	—	973
Other	—	—	—	—	—	—	—

Balance June 30, 2017	($48,456)	($1,192)	$155,730	$3,708	$—	$584	$110,374

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2015	($3,438)	($2,239)	$18,640	$2,582	($18)	$28,956	$44,483
Net change in unrealized
Appreciation on investments	—	—	6,115	(7)	—	(1,585)	4,523
Depreciation on investments	(2,359)	173	305	12	(47)	—	(1,916)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	12	—	12
Losses on investments	—	348	—	—	—	—	348

Balance March 31, 2016	(5,797)	(1,718)	25,060	2,587	(53)	27,371	47,450
Net change in unrealized
Appreciation on investments	—	—	2,213	1,538	7	(3,170)	588
Depreciation on investments	(2,758)	245	—	(8)	52	—	(2,469)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	2,346	195	—	—	—	—	2,541
Other	—	—	—	—	(6)	—	(6)

Balance June 30, 2016	($6,209)	($1,278)	$27,273	$4,117	$—	$24,201	$48,104

The table below summarizes pre-tax components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$235	$1,546	$1,493	$1,539
Unrealized depreciation	(12,659)	(2,469)	(21,661)	(4,708)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	930	9,840	9,054	18,308
Realized gains	—	—	(2,090)	12
Realized losses	974	2,541	2,285	2,889
Net unrealized gains (losses) on investments other than securities and other assets	—	(3,170)	—	(4,755)

Total	$(10,520)	$8,288	$(10,919)	$13,285

Net realized gains (losses) on investments
Realized gains	$1	$—	$2,091	$34
Realized losses	(974)	(2,541)	(2,285)	(2,889)
Other gains	2,958	205	3,002	369
Direct recoveries (chargeoffs)	11	18	33	(20)
Realized gains on investments other than securities and other assets	—	—	—	—

Total	$1,996	($2,318)	$2,841	($2,506)

The following table provides additional information on attributes of the nonperforming loan portfolio as of June 30, 2017, December 31, 2016, and June 30, 2016.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
June 30, 2017
Medallion(3)	$112,327	$114,351	$124,084
Commercial(3)	9,714	17,403	9,904
December 31, 2016
Medallion(3)	$73,192	$74,078	$87,999
Commercial (3)	3,969	11,118	4,695
June 30, 2016
Medallion(3)	$37,034	$37,321	$37,220
Commercial(3)	3,259	9,895	3,279

(1)	As of June 30, 2017, December 31, 2016, and June 30, 2016, $43,486, $29,901, and $7,439 of unrealized depreciation had been recorded as a valuation allowance on these loans.

(2)	Interest income of $608 and $1,283 was recognized in the three and six months ended June 30, 2017, compared to $206 and $305 for the comparable 2016 periods on these loans.
(3)	Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $9,712, $8,035, and $6,923, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 10 as of June 30, 2017, December 31, 2016, and June 30, 2016.

The following tables show the aging of medallion and commercial loans as of June 30, 2017 and December 31, 2016.

June 30, 2017	Days Past Due						Recorded Investment > 90 Days and
(Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total	Accruing
Medallion loans	$11,385	$7,903	$89,830	$109,118	$172,537	$281,655	$—

Commercial loans
Secured mezzanine	—	—	2,117	2,117	74,361	76,478	—
Other secured commercial	—	150	618	768	2,146	2,914	—

Total commercial loans	—	150	2,735	2,885	76,507	79,392	—

Total	$11,385	$8,053	$92,565	$112,003	$249,044	$361,047	$—

December 31, 2016	Days Past Due						Recorded Investment > 90 Days and
(Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total	Accruing
Medallion loans	$12,350	$13,064	$71,976	$97,390	$197,660	$295,050	$4,665

Commercial loans
Secured mezzanine	—	—	1,390	1,390	75,079	76,469	—
Other secured commercial	69	472	734	1,275	7,382	8,657	—

Total commercial loans	69	472	2,124	2,665	82,461	85,126	—

Total	$12,419	$13,536	$74,100	$100,055	$280,121	$380,176	$4,665

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. In March 2015, the Company and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on the Company’s and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Company and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At June 30, 2017, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of June 30, 2017.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(236)	(4,425)	(4,661)

Net other receivables	354	6,637	6,991
Total net outstanding	354	6,637	6,991

Income foregone in 2017	—	—	—
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended June 30, 2017.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post-Modification Investment
Medallion loans	12	$8,249	$8,175

Commercial loans	—	—	—

Total	12	$8,249	$8,175

The following table shows troubled debt restructurings which the Company entered into during the six months ended June 30, 2017.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post-Modification Investment
Medallion loans	47	$31,911	$31,837

Commercial loans	2	6,547	6,547

Total	49	$38,458	$38,384

During the twelve months ended June 30, 2017, ten loans modified as troubled debt restructurings were in default and had an investment value of $3,503,000 as of June 30, 2017, net of $2,456,000 of unrealized depreciation.

The Company had no troubled debt restructurings during the quarter and six months ended June 30, 2016. During the twelve months ended June 30, 2016, 22 loans modified as troubled debt restructurings were in default and had an investment value of $14,301 as of June 30, 2016.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $24,000 and $28,000 for the quarters ended June 30, 2017 and 2016, and was $49,000 and $57,000 for the comparable six months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $240,000 and $170,000 for the quarters ended June 30, 2017 and 2016, and was $468,000 and $253,000 for the comparable six months, recorded as interest expense on the Consolidated Statement of Operations. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $3,567,000, $4,003,000, and $3,942,000 as of June 30, 2017, December 31, 2016, and June 30, 2016.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net increase in net assets resulting from operations available to common shareholders	$(4,797)	$4,568	$(3,686)	$11,416

Weighted average common shares outstanding applicable to basic EPS	23,925,567	24,209,556	23,909,344	24,192,555
Effect of dilutive stock options	—	707	—	460
Effect of restricted stock grants	—	55,301	—	55,439

Adjusted weighted average common shares outstanding applicable to diluted EPS	23,925,567	24,265,564	23,909,344	24,248,454

Basic earnings per share	$(0.20)	$0.19	$(0.15)	$0.47
Diluted earnings per share	(0.20)	0.19	(0.15)	0.47

Potentially dilutive common shares excluded from the above calculations aggregated 682,000 and 324,000 shares as of June 30, 2017 and 2016.

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

During the six months ended June 30, 2017 and 2016, the Company issued 258,232 restricted shares and no restricted shares of stock-based compensation awards, and 12,000 and 12,000 of other stock-based compensation awards, and recognized $200,000 and $329,000, or $0.01 and $0.01 per diluted common share for the 2017 second quarter and six months, and $81,000 and $285,000, or $0.00 and $0.01 per share in the comparable 2016 periods, of non-cash stock-based compensation expense related to the grants. As of June 30, 2017, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $593,000, which is expected to be recognized over the next 12 quarters (see Note 6).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $110,000,000 of notional value of principal from various multinational banks, with termination dates up to December 2018. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $19,000 and $19,000 for the three and six months ended June 30, 2017 and $0 for the comparable 2016 periods, and all are carried at $0 on the balance sheet at June 30, 2017.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Statement of comprehensive income
Investment income	$26,660	$26,340	$52,989	$50,817
Interest expense	3,186	2,957	6,293	5,703

Net interest income	23,474	23,383	46,696	45,114
Noninterest income	37	99	72	169
Operating expenses	6,650	5,953	12,700	11,449

Net investment income before income taxes	16,861	17,529	34,068	33,834
Income tax provision	(1,638)	(5,788)	(4,095)	(9,492)

Net investment income after income taxes	15,223	11,741	29,973	24,342
Net realized/unrealized losses of Medallion Bank	(13,306)	(3,004)	(23,728)	(9,444)

Net increase in net assets resulting from operations of Medallion Bank	1,917	8,737	6,245	14,898
Unrealized appreciation (depreciation) on Medallion Bank (1)	(592)	1,008	(620)	(2,467)
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	(395)	95	3,429	5,877

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$930	$9,840	$9,054	$18,308

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury, and the fair value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)	2017	2016
Loans	$950,670	$965,082
Investment securities, at fair value	40,007	36,861

Net investments (1)	990,677	1,001,943
Cash	30,130	30,881
Other assets, net	52,529	43,134

Total assets	$1,073,336	$1,075,958

Other liabilities	$5,166	$3,453
Due to affiliates	925	1,084
Deposits and other borrowings, including accrued interest payable	900,298	909,536

Total liabilities	906,389	914,073
Medallion Bank equity (2)	166,947	161,885

Total liabilities and equity	$1,073,336	$1,075,958

Investment in other controlled subsidiaries	$15,805	$12,771
Total investment in Medallion Bank and other controlled subsidiaries (3)	301,819	$293,360

(1)	Included in Medallion Bank’s net investments is $3 and $4 for purchased loan premium at June 30, 2017 and December 31, 2016.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(3)	Includes $144,981 and $144,418 of unrealized appreciation on Medallion Bank, in excess of Medallion Bank’s book value as of June 30, 2017 and December 31, 2016.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At June 30, 2017 and December 31, 2016, the net premium on investment securities totaled $271,000 and $238,000, and $20,000 and $40,000 was amortized into interest income for the quarter and six months ended June 30, 2017, and $18,000 and $42,000 was amortized in the comparable 2016 periods.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2017 and December 31, 2016, net loan origination costs were $12,439,000 and $12,371,000. Net amortization expense for the quarter and six months ended June 30, 2017 was $834,000 and $1,663,000, and was $920,000 and $1,741,000 for the comparable 2016 periods.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At June 30, 2017, $3,703,000 or less than 1% of consumer loans, no commercial loans and $39,543,000 or 16% of medallion loans were on nonaccrual, compared to $4,179,000 or 1% of consumer loans, no commercial loans, and $47,841,000 or 16% of medallion loans on nonaccrual at December 31, 2016, and $2,913,000 or less than 1% of consumer loans, no commercial loans and $37,111,000 or 11% of medallion loans were on nonaccrual at June 30, 2016. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $1,379,000, $514,000, and $762,000 as of June 30, 2017, December 31, 2016, and June 30, 2016. See also the paragraph and table on page 57 following the delinquency table for a discussion of other past due amounts. As of June 30, 2017 $1,065,000 of interest paid on nonaccrual loans has been applied to principal.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee depending on the maturity of the deposit, which averages less than 0.15%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at June 30, 2017 and December 31, 2016 was $2,056,000 and $1,996,000, and $316,000 and $645,000 was amortized to interest expense during the quarter and six months ended June 30, 2017, and $351,000 and $690,000 was amortized in the comparable 2016 periods. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending June 30,						June 30,	December 31,	Interest
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	2017	2016	Rate (1)
Deposits and other borrowings	$437,231	$207,692	$140,397	$38,456	$75,394	$—	$899,170	$908,442	1.39%

(1)	Weighted average contractual rate as of June 30, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company has periodically made capital contributions to Medallion Bank, including $3,000,000 in 2016. Separately, Medallion Bank declared dividends to the Company of $3,000,000 in the 2016 six months.

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

The following table represents Medallion Bank’s actual capital amounts and related ratios as of June 30, 2017 and December 31, 2016, compared to required regulatory minimum capital ratios and the ratios required to be considered well capitalized. As of June 30, 2017, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	June 30, 2017	December 31, 2016
Common equity tier 1 capital	—	—	$135,639	$130,158
Tier 1 capital	—	—	161,942	156,461
Total capital	—	—	175,788	170,385
Average assets	—	—	1,034,631	1,081,522
Risk-weighted assets	—	—	1,061,539	1,067,103
Leverage ratio (1)	4%	5%	15.7%	14.5%
Common equity tier 1 capital ratio (2)	5	7	12.8	12.2
Tier 1 capital ratio (3)	6	8	15.3	14.7
Total capital ratio (3)	8	10	16.6	16.0

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending June 30,						June 30,	December 31,	Interest
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	2017	2016	Rate (1)
DZ loan	$102,459	$—	$—	$—	$—	$—	$102,459	$106,244	2.87%
Notes payable to banks	68,963	15,152	—	—	—	—	84,115	94,219	3.69%
SBA debentures and borrowings	2,343	3,093	25,981	8,500	—	40,000	79,917	81,985	3.39%
Retail notes	—	—	—	33,625	—	—	33,625	33,625	9.00%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	3.35%

Total	$173,765	$18,245	$25,981	$42,125	$—	$73,000	$333,116	$349,073	3.87%

(1)	Weighted average contractual rate as of June 30, 2017.

(A) DZ LOAN

In December 2008, Trust III entered into the DZ loan agreement with DZ Bank to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ loan), which was extended in December 2013 until December 2016, through an amended and restated credit agreement, further extended in December 2016 until June 2017, and was further extended in June 2017 until July 2017, and the line reduced to $150,000,000, and which was further reduced in stages in December 2015 to $135,000,000, and to $125,000,000 on July 1, 2016, and remaining as an amortizing facility; and of which $102,459,000 was outstanding at June 30, 2017. During 2016 and 2017, the DZ loan was amended several times, for the most part to improve Trust III’s flexibility under the credit facility.

Borrowings under Trust III’s DZ loan is collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ loan includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 1.22% at June 30, 2017) plus 1.65%.

(B) SBA DEBENTURES AND BORROWINGS

In 2016, the SBA approved $10,000,000 of commitments for MCI for a four and a half year term and a 1% fee, which was paid. In 2015, the SBA approved $15,500,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to Freshstart in the principal amount of $34,024,756 (the “SBA Loan”). In connection with the SBA loan, FSVC executed a Note (the “SBA Note”), with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum and requires a minimum of $5,500,000 of principal and interest to be paid on or before February 1, 2018, a minimum of $9,500,000 of principal and interest to be paid on or before February 1, 2019, and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date of the SBA Loan. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations, and warranties and covenants defaults. As of June 30, 2017, $169,985,000 of commitments had been fully utilized, there were $5,500,000 of commitments available, and $79,917,000 was outstanding.

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of June 30, 2017.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at June 30, 2017	Monthly Payment	Average Interest Rate at June 30, 2017	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	10/17 - 7/18	Term loans and demand notes secured by pledged loans (2)	$61,567	$61,567	Interest(3)	3.81%	Various (2)
Medallion Chicago	3/28	11/11 - 12/11	10/16 -12/17	Term loans secured by owned Chicago medallions (4)	25,708	22,548	$135 principal & interest	3.34%	N/A

					$87,275	$84,115

(1)	At June 30, 2017, 30 day LIBOR was 1.22%, 360 day LIBOR was 1.74%, and the prime rate was 4.25%.
(2)	One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, and the other interest rates on these borrowings are LIBOR plus 2.00%.

(3)	Various agreements call for remittance of all principal received on pledged loans subject to minimum monthly payments ranging from $0 to $50.
(4)	$13,758 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (1.30% at June 30, 2017) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At June 30, 2017, $33,000,000 was outstanding on the preferred securities.

(E) MARGIN LOAN

In June 2015, the Company entered into a margin loan agreement with Morgan Stanley. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is initially available at 90% of the current fair market value of the securities. The margin loan bears interest at 30-day LIBOR (1.22% at June 30, 2017) plus 1.00%. As of June 30, 2017, there were no outstandings under the margin loan.

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

(G) COVENANT COMPLIANCE

Certain of the Company’s debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth. The Company is in compliance with such restrictions as of June 30, 2017.

(5) INCOME TAXES

Through December 31, 2015, the Company qualified to be taxed as a RIC under Subchapter M of the Code. A RIC is not subject to federal income tax on the portion of its taxable ordinary income and net long-term capital gains that are distributed to its shareholders. For the tax year ended December 31, 2015, the Company had an ordinary loss for tax purposes.

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)	2017	2016
Unrealized gain on investment in Medallion Bank	$(58,740)	$(58,512)
Unrealized losses on loans and nonaccrual interest	26,166	16,382
Unrealized gain on investments in other controlled subsidiaries	(6,888)	(5,610)
Unrealized gains on investments other than securities	(3,156)	(3,206)
Accrued expenses, compensation	519	1,263
Net operating loss carryforwards (1)	694	732
Unrealized gains on other investments	(775)	(299)

Total deferred tax liability	(42,180)	(49,250)
Valuation allowance	(21)	(30)

Deferred tax liability, net	(42,201)	(49,280)
Taxes receivable (payable)	3,946	3,380

Net deferred and other tax liabilities	$(38,255)	$(45,900)

(1)	As of June 30, 2017, Medallion Chicago collectively had $1,712 of net operating loss carryforwards that expire at various dates between December 31, 2026 and December 31, 2035.

The components of our tax benefit for the three and six months ended June 30, 2017 and 2016 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Current
Federal	$780	$—	$1,549	$—
State	185	—	363	—
Deferred
Federal	4,785	—	5,666	—
State	1,268	—	1,412	—

Net benefit for income taxes	$7,018	$—	$8,990	$—

The following table presents a reconciliation of statutory federal income tax benefit to consolidated actual income tax benefit reported in net increase in net assets for the three and six months ended June 31, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Statutory Federal Income tax benefit at 35%	$4,135	$—	$4,437	$—
State and local income taxes, net of federal income tax benefit	652	—	699	—
Appreciation of Medallion Bank	537	—	2,061	—
Utilization of carry forwards	1,338	—	2,256	$—
Other	356	—	(463)	$—

Total income tax benefit expense	$7,018	$—	$8,990	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. It is based upon these considerations by which the Company has determined the valuation allowance deemed necessary as of June 30, 2017.

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

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015 and which was approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock are issuable under the 2015 Restricted Stock Plan, and 400,247 remained issuable as of June 30, 2017. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. No additional shares are available for issuance under the Employee Restricted Stock Plan. The terms of the Employee Restricted Stock Plan provided for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock were issuable under the Employee Restricted Stock Plan, and as of June 30, 2017, none of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan (2015 Director Plan) on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock are issuable under the 2015 Director Plan, and 276,000 remained issuable as of June 30, 2017. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company will grant options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options may not exceed ten years.

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

No additional shares are available for future issuance under the Employee Restricted Stock Plan and the Amended Director Plan. At June 30, 2017, 335,960 options on the Company’s common stock were outstanding under the 1996, 2006, and 2015 plans, of which 306,960 options were exercisable, and there were 345,962 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options granted was $0.26 and $0.53 for the six months ended June 30, 2017 and 2016. The following assumption categories are used to determine the value of any option grants.

	Six Months Ended June 30,
	2017	2016
Risk free interest rate	1.84%	1.22%
Expected dividend yield	7.39	10.13
Expected life of option in years (1)	6.00	6.00
Expected volatility (2)	30.00	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2017 quarters and the 2016 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2015	446,254	$7.49-13.84	$10.38
Granted	12,000	7.10	7.10
Cancelled	(110,636)	9.22-13.84	12.25
Exercised (1)	(2,100)	9.22	9.22

Outstanding at December 31, 2016	345,518	7.10-13.84	9.67
Granted	—	—	—
Cancelled	(21,558)	11.21	11.21
Exercised (1)	—	—	—

Outstanding at March 31, 2017	323,960	7.10-13.84	9.57
Granted	12,000	2.22	2.22
Cancelled	—	—	—
Exercised (1)	—	—	—

Outstanding at June 30, 2017 (2)	335,960	$2.22-13.84	$9.31
Options exercisable at June 30, 2017 (2)	306,960	$7.10-13.84	$9.64

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and $0 for the 2017 and 2016 second quarter and six months.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2017 and the related exercise price of the underlying options, was $2 for outstanding options and $0 for exercisable options as of June 30, 2017. The remaining contractual life was 2.34 years for outstanding options and 1.70 years for exercisable options at June 30, 2017.

The following table presents the activity for the restricted stock programs for the 2017 quarters and the 2016 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2015	209,040	$9.08-15.61	$10.96
Granted	48,527	3.95-7.98	4.47
Cancelled	(11,325)	9.92-15.61	11.17
Vested (1)	(78,539)	9.08-15.61	11.38

Outstanding at December 31, 2016	167,703	3.95-13.46	8.88
Granted	105,138	2.14	2.14
Cancelled	(5,186)	2.14-10.08	2.94

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Vested(1)	(67,176)	9.92-13.46	11.33

Outstanding at March 31, 2017	200,479	2.14-10.38	4.67
Granted	157,767	2.06	2.06
Cancelled	(6,492)	2.14-10.08	2.80
Vested(1)	(5,792)	9.08	9.08
Outstanding at June 30, 2017 (2)	345,962	$2.06-10.38	$3.44

(1)	The aggregate fair value of the restricted stock vested was $15,000 and $151,000 for the 2017 second quarter and six months, and was $6,000 and $694,000 for the comparable 2016 periods.
(2)	The aggregate fair value of the restricted stock was $827,000 as of June 30, 2017. The remaining vesting period was 2.41 years at June 30, 2017.

The following table presents the activity for the unvested options outstanding under the plans for the 2017 second quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2016 and March 31, 2017	33,000	$7.10-13.53	$8.93
Granted	12,000	2.22	2.22
Cancelled	—	—	—
Vested	(16,000)	7.10-13.53	9.59

Outstanding at June 30, 2017	29,000	$2.22-9.38	$5.79

The intrinsic value of the options vested was $0 for the 2017 second quarter and six months.

(7) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(8) OTHER OPERATING EXPENSES

The major components of other operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Travel, meals, and entertainment	$220	$246	$415	$472
Directors’ fees	114	109	129	148
Miscellaneous taxes	69	90	87	190
Computer expenses	65	67	125	111
Insurance	48	56	90	103
Office expense	52	40	109	89
Depreciation and amortization	24	28	49	57
Printing and stationery	23	10	49	34
Other expenses	92	41	158	192

Total other operating expenses	$707	$687	$1,211	$1,396

(9) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Net share data
Net asset value at the beginning of the period	$11.91	$11.46	$11.91	$11.42
Net investment income (loss)	(0.14)	(0.06)	(0.19)	0.03
Income tax benefit	0.29	—	0.37	—
Net realized gains (losses) on investments	0.08	(0.09)	0.12	(0.10)
Net change in unrealized appreciation (depreciation) on investments	(0.43)	0.34	(0.45)	0.54

Net increase (decrease) in net assets resulting from operations	(0.20)	0.19	(0.15)	0.47
Issuance of common stock	(0.06)	0.01	(0.11)	0.02
Repurchase of common stock	—	—	—	—
Net investment income	—	(0.00)	—	(0.00)
Return of capital	—	(0.25)	—	(0.50)
Net realized gains on investments	—	—	—	—

Total distributions	—	(0.25)	—	(0.50)
Other	—	—	—	—

Total increase (decrease) in net asset value	(0.26)	(0.05)	(0.26)	(0.01)

Net asset value at the end of the period (1)	$11.65	$11.41	$11.65	$11.41

Per share market value at beginning of period	$1.98	$9.23	$3.02	$7.04
Per share market value at end of period	2.39	7.38	2.39	7.38
Total return (2)	83%	(71%)	(42%)	16%

Ratios/supplemental data
Total shareholders’ equity (net assets)	$282,739	$277,651	$282,739	$277,651
Average net assets	$287,153	$277,618	$286,123	$276,403
Total expense ratio (3) (4)	0.10%	10.52%	2.58%	10.29%
Operating expenses to average net assets (4)	5.14	5.64	4.16	6.03
Net investment income after income taxes to average net assets(4)	(1.81)	(2.03)	(1.22)	0.46

(1)	Includes $0 and $0 of undistributed net investment income per share and $0 and $0 of undistributed net realized gains per share as of June 30, 2017 and 2016.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,295 and $1,406, and operating expenses of $925 and $1,529, which formerly were the Company’s were now MSC’s for the three months ended June 30, 2017 and 2016, and were $2,608 and $2,814 of servicing fee income, and $2,092 and $3,126 of operating expenses for the comparable six months. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 1.66%, 6.44%, and (1.56)% in the 2017 quarter, 13%, 7.85%, and (2.19)% in the 2016 quarter, 4.25%, 5.64%, and (1.22%) in the 2017 six months, and 13%, 8.29%, and 0.23% in the 2016 six months.

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

At June 30, 2017, December 31, 2016, and June 30, 2016, the Company and MSC serviced $318,961,000, $325,751,000, and $372,896,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $1,295,000 and $2,608,000 of servicing fee income was earned by MSC in the 2017 second quarter and six months, and $1,406,000 and $2,814,000 was earned in the comparable 2016 periods.

The following table summarizes the net revenues received from Medallion Bank.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Reimbursement of operating expenses	$227	$337	$454	$497
Loan origination and servicing fees	3	45	3	89

Total other income	$230	$382	$457	$586

The Company had a loan to Medallion Fine Art, Inc. in the amount of $1,278,000 and $3,159,000 as of June 30, 2017 and December 31, 2016. The loan bears interest at a rate of 12%, all of which is paid in kind. During 2017 and 2016, the Company advanced $0 and $300,000, and was repaid $2,015,000 and $6,111,000 with respect to this loan. Additionally, the Company recognized $44,000 and $126,000 of interest income in the three and six months ended June 30, 2017, and $151,000 and $406,000 in the comparable 2016 periods with respect to this loan.

The Company and MCI had loans to RPAC Racing LLC, an affiliate of Medallion Motorsports LLC which totaled $8,645,000 and $8,589,000 as of June 30, 2017 and December 31, 2016. The loans bear interest at rates of 9.9% and 2%, all of which is paid in kind. The Company and MCI recognized $118,000 and $208,000 of interest income for the three and six months ended June 30, 2017, and $129,000 and $255,000 for the comparable 2016 periods with respect to these loans.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, Financial Instruments, requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instrument. Fair value estimates that were derived from broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

(a) Investments—The Company’s investments are recorded at the estimated fair value of such investments.

(b) Floating rate borrowings—Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2017 and December 31, 2016, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$623,642	$623,642	$652,278	$652,278
Cash (1)	22,126	22,126	20,962	20,962
Accrued interest receivable (2)	755	755	769	769
Financial liabilities
Funds borrowed (3)	333,116	330,762	349,073	340,290
Accrued interest payable (2)	3,167	3,167	2,883	2,883

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.
(3)	As of June 30, 2017 and December 31, 2016, publicly traded retail notes traded at a discount to par of $2,354 and $8,783.

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

Medallion loans are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect against losses to the Company. As a result, the initial valuation assessment is that as long as the loan is current and performing, its fair value approximates the par value of the loan. To the extent a loan becomes nonperforming, the collateral value has been adequate to result in a complete recovery. In a case where the collateral value was inadequate, an unrealized loss would be recorded to reflect any shortfall. Collateral values for medallion loans are typically obtained from transfer prices reported by the regulatory agency in a particular local market (e.g. New York City Taxi and Limousine Commission). Recently, as transfer price activity and the collateral value of medallion loans has declined, and greater weight has been placed on the operating cash flows of the borrowers and the values of their personal guarantees in determining whether or not a valuation adjustment is necessary. Those portfolios had historically been at very low loan to collateral value ratios, and as a result, historically have not been highly sensitive to changes in collateral values. Over the last few years, as medallion collateral values have declined, the impact on the Company’s valuation analysis has become more significant, which could result in a significantly lower fair value measurement.

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

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and on an annual basis, the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments In the second quarter of 2015, the Company first became aware of external interest in Medallion Bank and its portfolio’s assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016 and 2017. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, $128,918,000 was recorded in 2016, and additional appreciation of $563,000 was recorded in 2017. See Note 3 for additional information about Medallion Bank.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2017 Assets
Medallion loans	$—	$—	$233,415	$233,415
Commercial loans	—	—	78,092	78,092
Investment in Medallion Bank and other controlled subsidiaries	—	—	301,819	301,819
Equity investments	—	—	10,316	10,316
Investment other than securities	—	—	9,510	9,510
Other assets	—	—	354	354

2016 Assets
Medallion loans	$—	$—	$266,816	$266,816
Commercial loans	—	—	83,634	83,634
Investment in Medallion Bank and other controlled subsidiaries	—	—	293,360	293,360
Equity investments	61	—	8,407	8,468
Investments other than securities	—	—	9,510	9,510
Other assets	—	—	354	354

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

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters and six months ended June 30, 2017 and 2016.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
March 31, 2017	$250,976	$73,748	$300,886	$9,640	$9,510	$354
Gains (losses) included in earnings	(12,452)	(109)	930	2,894	—	—
Purchases, investments, and issuances	320	7,720	402	856	—	—
Sales, maturities, settlements, and distributions	(5,429)	(3,267)	(399)	(3,074)	—	—

June 30, 2017	$233,415	$78,092	$301,819	$10,316	$9,510	$354

Amounts related to held assets(1)	($12,426)	($118)	$930	$120	—	—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2017.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2016	$266,816	$83,634	$293,360	$8,407	$9,510	$354
Gains (losses) included in earnings	(21,147)	(403)	9,054	4,155	—	—
Purchases, investments, and issuances	320	7,816	402	856	—	—
Sales, maturities, settlements, and distributions	(12,574)	(12,955)	(997)	(3,102)	—	—

June 30, 2017	$233,415	$78,092	$301,819	$10,316	$9,510	$354

Amounts related to held assets(1)	($21,095)	($450)	$9,054	$1,381	—	—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2017.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
March 31, 2016	$303,352	$82,719	$168,227	$7,090	$36,297	$354
Gains (losses) included in earnings	(2,811)	343	9,840	1,689	(3,170)	—
Purchases, investments, and issuances	10,413	8,957	3,745	850	—	—
Sales, maturities, settlements, and distributions	(13,587)	(4,198)	(858)	(844)	—	—
Transfers in (out) (1)	—	224	—	(224)	—	—

June 30, 2016	$297,367	$88,045	$180,954	$8,561	$33,127	$354

Amounts related to held assets(2)	($2,759)	($245)	$9,840	$1,689	($3,170)	—

(1)	During 2016, the equity interest in WRWP LLC was exchanged for a loan and has resulted in the transfer from equity investments to commercial loans.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2016

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2015	$308,408	$81,895	$159,913	$6,797	$37,882	$354
Gains (losses) included in earnings	(5,230)	539	21,308	1,732	(4,755)	—
Purchases, investments, and issuances	12,443	16,016	3,746	1,150	—	—

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
Sales, maturities, settlements, and distributions	(18,254)	(10,629)	(4,013)	(894)	—	—
Transfers in (out) (1)	—	224	—	(224)	—	—

June 30, 2016	$297,367	$88,045	$180,954	$8,561	$33,127	$354

Amounts related to held assets(2)	($5,118)	($418)	$21,308	$1,732	($4,755)	—

(1)	During 2016, the equity interest in WRWP LLC was exchanged for a loan and has resulted in the transfer from equity investments to commercial loan.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2016.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2017 and December 31, 2016 were as follows.

(Dollars in thousands)	Fair Value at 6/30/17	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$233,415	Precedent market transactions	Adequacy of collateral (loan to value)	2% - 376% (140%)
Commercial Loans – Mezzanine and Other	78,092	Borrower financial analysis	Financial condition and operating performance of	N/A
			the borrower Portfolio yields	3% - 19.00% (13.18%)
Investment in Medallion Bank	286,014	Publicly traded comparables	Price / Tangible Book Value multiples	1.4x to 1.6x
			Price / Earnings multiples	9.0x to 12.0x
			Weight of the valuation method	40%
		Precedent M&A transactions	Price / Tangible Book Value multiples	1.5x to 1.7x
			Price / Earnings multiples	11.5x to 13.5x
			Weight of the valuation method	40%
		Discounted cash flow	Risk-free rate	2.30%
			Discount rate	14.31%
			Terminal value	$759,400
			Weight of the valuation method	20%
Investment in Other Controlled Subsidiaries	8,017	Investee financial analysis	Financial condition and operating performance	N/A
			Implied value of individual franchises	$30,000
			Equity value	$3,000 - $5,000
	4,455	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/ offer to purchase asset	N/A

(Dollars in thousands)	Fair Value at 6/30/17	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	3,099	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
			Third party offer to purchase investment	N/A
	234	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
Equity Investments	5,786	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,822	Investee financial analysis	Equity value	$3,000 - $5,000
			Preferred equity yield	12%
	1,395	Precedent Market transaction	Offering price	$8.37 / share
	995	Investee book value	Valuation indicated by investee filings	N/A
	318	Market comparables	Discount for lack of marketability	10% (10%)
Investments Other Than Securities	9,510	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(Dollars in thousands)	Fair Value at 12/31/16	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$266,816	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 379% (135%)
Commercial Loans – Mezzanine and Other	83,634	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3% - 19.00% (13.05%)
Investment in Medallion Bank	280,589	Publicly traded comparables	Price / Tangible Book Value multiples	1.4x to 1.6x
			Price / Earnings multiples	10.5x to 12.5x
			Weight of the valuation method	40%
		Precedent M&A transactions	Price / Tangible Book Value multiples	1.5x to 1.7x
			Price / Earnings multiples	12.0x to 14.0x
			Weight of the valuation method	40%
		Discounted cash flow	Risk-free rate	2.40%
			Discount rate	11.74%
			Terminal value	$468,700
			Weight of the valuation method	20%
Investment in Other Controlled Subsidiaries	6,980	Investee financial analysis	Financial condition and operating performance	N/A
			Implied value of individual franchises	$30,000
			Equity value	$3,000 - $5,000
	3,647	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/ offer to purchase asset	N/A
	1,690	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
	454	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
Equity Investments	5,480	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,351	Investee financial analysis	Equity value	$3,000 - $5,000
			Preferred equity yield	12%
	1,101	Investee book value	Valuation indicated by investee filings	N/A
	475	Market comparables	Discount for lack of marketability	10% (10%)
Investments Other Than Securities	9,510	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(14) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of June 30, 2017 and December 31, 2016.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 6/30/17		Value as of 12/31/16
City of Chicago Taxicab Medallions	154	(1)	$8,411	$9,240	(2)	$9,240	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	270	(3)	270	(3)

Total Investments Other Than Securities			$8,689	$9,510		$9,510

(1)	Investment is not readily marketable, is considered income producing, is not subject to option, and is a non-qualifying asset under the 1940 Act.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $7,568, $0, and $7,568 as of June 30, 2017 and $7,287, $0, and $7,287 as of December 31, 2016. The aggregate cost for Federal income tax purposes was $1,672 at June 30, 2017 and $1,953 at December 31, 2016.
(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $222, $0, and $222 as of June 30, 2017 and $212, $0, and $212 as of December 31, 2016. The aggregate cost for Federal income tax purposes was $48 at June 30, 2017 and $58 at December 31, 2016.

(15) SUBSEQUENT EVENTS

The maturity date of the DZ loan was extended in July 2017 until March 2018.

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2017

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					367	60%	4.19%	$5,089	$193,017	$191,922	$169,636
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,215	$3,215	$3,215
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$49	$49	$49
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350	$350
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$29	$29	$29
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210	$210
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Whispers Taxi Inc ## &	Term Loan	05/28/13	05/28/16	1	*	3.35%		$2,026	$1,995	$1,235
	Junaid Trans Corp ## {Annually-Prime plus 1.00%}	Term Loan	04/30/13	04/29/19	1	*	5.00%		$1,395	$1,395	$1,395
	Kby Taxi Inc ##	Term Loan	04/11/14	07/31/17	1	*	3.25%		$1,349	$1,349	$1,349
	Anniversary Taxi Corp ##	Term Loan	04/11/14	07/31/17	1	*	3.25%		$1,349	$1,349	$1,348
	Apple Cab Corp ##	Term Loan	04/11/14	07/31/17	1	*	3.25%		$1,349	$1,349	$1,348
	Hj Taxi Corp ##	Term Loan	04/11/14	07/31/17	1	*	3.25%		$1,349	$1,349	$1,348
	Avi Taxi Corporation ##	Term Loan	04/11/14	07/31/17	1	*	3.25%		$1,349	$1,349	$1,348
	Penegali Taxi LLC ##	Term Loan	12/11/14	12/10/17	1	*	3.75%		$1,313	$1,313	$1,313
	Sonu-Seema Corp ##	Term Loan	12/07/12	12/20/18	1	*	2.50%		$1,295	$1,295	$1,295
	Uddin Taxi Corp ##	Term Loan	11/05/15	11/05/18	1	*	4.75%		$1,290	$1,290	$1,290
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	12/13/18	1	*	2.50%		$1,279	$1,279	$1,279
	S600 Service Co Inc ## {Annually-Prime plus .25%}	Term Loan	05/01/16	05/01/21	1	*	4.25%		$1,235	$1,235	$1,237
	Perem Hacking Corp ## {Annually-Prime plus .25%}	Term Loan	05/01/16	05/01/21	1	*	4.25%		$1,235	$1,235	$1,237
	Ela Papou LLC ##	Term Loan	06/27/14	09/15/17	1	*	4.00%		$1,219	$1,219	$1,219
	Cfn Cab Corp ##	Term Loan	02/26/14	02/26/18	1	*	3.75%		$1,184	$1,184	$1,184
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$20	$20	$20
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140	$140
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,018	$1,018
Various New York && ##	0.00% to 18.38% (interest rate includes deferred interest 1.00% to 9.19%)	Term Loan	03/23/01 to 06/07/17	05/28/16 to 12/21/26	342	50%	4.30%	$5,089	$163,698	$162,634	$141,108
	(deferred interest of $759 per footnote 2)
Chicago					110	7%	4.81%		$36,716	$36,158	$20,061
	Sweetgrass Peach &Chadwick Cap ## (interest rate includes deferred interest of 1.00%)	Term Loan	08/28/12	02/24/18	1	1%	6.00%		$1,419	$1,419	$1,419
Various Chicago && ##	0.00% to 8.00% (interest rate includes deferred interest .75% to 5.25%)	Term Loan	01/22/10 to 08/08/16	03/12/16 to 12/22/20	109	7%	4.76%		$35,297	$34,739	$18,642
	(deferred interest of $138 per footnote 2)
Newark && ##					110	8%	5.31%	$352	$22,834	$22,792	$22,386
	Viergella Inc ##	Term Loan	02/20/14	02/20/18	1	*	4.75%		$1,295	$1,295	$1,295
Various Newark && ##	4.50% to 7.00% (interest rate includes deferred interest 1.50%)	Term Loan	04/09/10 to 05/18/17	06/11/17 to 05/14/25	109	7%	5.34%	$352	$21,539	$21,497	$21,091
	(deferred interest of $1 per footnote 2)
Boston && ##	0.00% to 6.15%	Term Loan	06/12/07 to 06/02/17	12/07/15 to 11/06/25	61	7%	4.47%	$316	$25,706	$25,442	$19,290
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/29/16 to 01/26/20	13	1%	4.47%		$4,437	$4,392	$1,486
Various Other && ##	4.75% to 9.00%	Term Loan	04/28/08 to 07/30/15	01/03/17 to 09/01/23	9	0%	7.25%		$968	$950	$556

Total medallion loans ($221,645 pledged as collateral under borrowing arrangements)					670	83%	4.40%	$5,757	$283,678	$281,656	$233,415

Commercial Loans
Secured mezzanine (21% Minnesota, 15% North Carolina, 10% Oklahoma, 9% Ohio, 8% Texas, 7% Delaware 7% California, 5% Kansas, 5% North Dakota, 4% Pennsylvania, 4% Colorado, and 5% all other states)(2)
Manufacturing (41% of the total)	Innovative Metal, Inc. dba Southwest Data Products (interest rate includes PIK interest of 2%)		04/06/17	04/06/24	1	2%	14.00%	$5,000	$5,000	$5,000	$4,979
	Stride Tool Holdings, LLC (interest rate includes PIK interest of 3%)	Term Loan	04/05/16	04/05/21	1	1%	15.00%		$4,153	$4,153	$4,109
	(capitalized interest of $153 per footnote 2)
	AA Plush Holdings, LLC (interest rate includes PIK interest of 6%)	Term Loan	08/15/14	08/15/19	1	1%	14.00%		$3,294	$3,294	$3,289
	(capitalized interest of $294 per footnote 2)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2017

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
		Liberty Paper Products Acquisition LLC (interest rate includes PIK interest of 2%)	Term Loan	06/09/16	06/09/21	1	1%	14.00%		$3,065	$3,065	$3,065
		(capitalized interest of $65 per footnote 2)
		Pinnacle Products International, Inc. & (interest rate includes PIK interest of 17%)	Term Loan	10/09/15	10/09/20	1	1%	15.00%		$2,907	$2,907	$2,907
		(capitalized interest of $107 per footnote 2)
		BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 3%)	Term Loan	08/01/14	08/01/19	1	1%	14.00%		$2,677	$2,677	$2,679
		(capitalized interest of $177 per footnote 2)
		EGC Operating Company, LLC (interest rate includes PIK interest of 2%)	Term Loan	09/30/14	09/30/19	1	1%	15.00%		$2,450	$2,450	$2,455
		(capitalized interest of $40 per footnote 2)
		American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 7%)	Term Loan	07/03/13	09/30/18	1	1%	19.00%		$1,719	$1,719	$1,718
		(capitalized interest of $219 per footnote 2)
	+	Respiratory Technologies, Inc.	Term Loan	04/25/12	12/31/17	1	1%	12.00%		$1,500	$1,500	$1,500
		Tri-Tech Forensics, Inc. (interest rate includes PIK interest of 2%)	Term Loan	06/15/17	06/15/22	1	1%	14.00%	$1,500	$1,500	$1,500	$1,500
		Orchard Holdings, Inc. &	Term Loan	03/10/99	03/31/10	1	*	13.00%		$1,390	$1,390	$1,390
		Filter Holdings, Inc. (interest rate includes PIK interest of 2%)	Term Loan	05/05/17	05/05/22	1	*	14.00%	$1,250	$1,250	$1,250	$1,250
	+	Various Other && 10.00% to 14.00%	Term Loan	03/31/06 to 03/28/17	03/31/18 to 03/28/22	3	*	12.31%	$200	$515	$515	$390
Professional, Scientific, and Technical Services (21% of the total)		Weather Decision Technologies, Inc. {One-time on 1/1/18 to 15%} (interest rate includes PIK interest of 9.00%)	Term Loan	12/11/15	12/11/20	1	1%	18.00%		$4,032	$4,032	$4,023
		(capitalized interest of $532 per footnote 2)
		Northern Technologies, LLC (interest rate includes PIK interest of 1%)	Term Loan	01/29/16	01/29/23	1	1%	13.00%		$3,651	$3,651	$3,650
		(capitalized interest of $51 per footnote 2)
		ADSCO Opco, LLC (interest rate includes PIK interest of 2%)	Term Loan	10/25/16	10/25/21	1	1%	13.00%		$3,650	$3,650	$3,639
		(capitalized interest of $50 per footnote 2)
	+	DPIS Engineering, LLC	Term Loan	12/01/14	06/30/20	1	1%	12.00%		$2,000	$2,000	$1,998
		J. R. Thompson Company LLC (interest rate includes PIK interest of 2%)	Term Loan	05/21/15	05/21/22	1	1%	14.00%		$1,642	$1,642	$1,642
		(capitalized interest of $30 per footnote 2)
		Portu-Sunberg Marketing LLC	Term Loan	10/21/16	03/21/22	1	*	12.00%		$1,250	$1,250	$1,244
Arts, Entertainment, and Recreation (11% of the total)		RPAC Racing, LLC (interest rate includes PIK interest of 2%)	Term Loan	11/19/10	03/30/20	1	2%	2.00%		$5,611	$5,611	$5,611
		(capitalized interest of $2,572 per footnote 2)
		RPAC Racing LLC (interest rate includes PIK interest of 9.90%)	Term Loan	06/22/16	03/31/20	1	1%	9.90%		$2,034	$2,034	$2,034
		(capitalized interest of $34 per footnote 2)
		RPAC Racing LLC (interest rate includes PIK interest of 9.90%)	Term Loan	09/14/16	03/31/20	1	*	9.90%		$1,000	$1,000	$1,000
Information (10% of the total)		US Internet Corp.	Term Loan	03/14/17	03/14/22	1	1%	14.50%	$5,650	$4,075	$4,075	$4,069
		US Internet Corp. (interest rate includes PIK interest of 17%)	Term Loan	03/14/17	03/14/22	1	*	19.00%	$1,500	$1,052	$1,052	$1,052
		(capitalized interest of $52 per footnote 2)
		Centare Holdings, Inc. (interest rate includes PIK interest of 2%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,500	$2,496
Transportation and Warehousing (5% of the total)		LLL Transport, Inc. & (interest rate includes PIK interest of 18%)	Term Loan	10/23/15	04/23/21	1	1%	15.00%		$3,641	$3,641	$3,639
		(capitalized interest of $141 per footnote 2)
Administrative and Support Services (5% of the total)		Staff One, Inc.	Term Loan	06/30/08	03/31/18	1	1%	3.00%		$2,665	$2,665	$2,665
		Staff One, Inc. (interest rate includes PIK interest of 7%)	Term Loan	12/28/16	03/31/18	1	*	19.00%		$577	$577	$577
		(capitalized interest of $20 per footnote 2)
		Staff One, Inc.	Term Loan	09/15/11	03/31/18	1	*	3.00%		$331	$331	$331
Wholesale Trade (4% of the total)	+	Classic Brands, LLC	Term Loan	01/08/16	04/30/23	1	1%	12.00%		$2,880	$2,880	$2,880
Construction (2% of the total)		Highland Crossing-M, LLC	Term Loan	01/07/15	02/01/25	1	1%	11.50%		$1,447	$1,447	$1,446
Accommodation and Food Services (1% of the total)		Various Other && 9.25% to 10.00%	Term Loan	06/30/00 to 11/05/10	09/30/17 to 11/05/20	3	*	9.78%		$977	$977	$406
Retail Trade (0% of the total)		Various Other && 10.00%	Term Loan	06/30/00	09/30/17	1	*	10.00%		$43	$43	$36

Total secured mezzanine (2)						37	27%	13.31%	$15,100	$76,478	$76,478	$75,669

Other secured commercial (55% New York, 40% New Jersey and 5% all other states)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2017

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Retail Trade (85% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12%)	Term Loan	12/17/12	12/17/17	1	*	12.00%		$1,278	$1,278	$1,278
	(capitalized interest of $2,829 per footnote 2)
	Various Other && 4.75% to 10.50%	Term Loan	10/28/08 to 12/23/15	05/09/18 to 03/03/20	5	*	7.75%		$967	$934	$768
Accommodation and Food Services (10% of the total)	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	04/18/17 to 09/06/19	3	*	8.28%		$663	$563	$246
Transportation and Warehousing (3% of the total)	Various Other && 4.25%	Term Loan	03/17/15	09/10/18	1	*	4.25%		$75	$74	$75
Real Estate and Rental and Leasing (2% of the total)	Various Other && 5.00%	Term Loan	03/31/15	03/31/20	1	*	5.00%		$69	$65	$56

Total Other Commercial Loans (2)					11	1%	9.57%		$3,052	$2,914	$2,423

Total commercial loans (2)					48	28%	13.18%	$15,100	$79,530	$79,392	$78,092

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	101%	0.00%			$141,034	$286,014
NASCAR Race Team	Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	3%	0.00%			$2,820	$8,018
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	2%	0.00%			$1,689	$4,455
Loan Servicing	Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%			$197	$197
Professional Sports Team	LAX Group LLC	44.97% of membership interests	05/23/12	None	1	1%	0.00%			$349	$3,099
Media	Medallion Taxi Media, Inc.	100% of common stock	01/01/17	None	1	*	0.00%			$0	$36

Investment in Medallion Bank and other controlled subsidiaries, net					6	107%	0.00%	$0	$0	$146,089	$301,819

Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	*	0.00%			$1,272	$995
NASCAR Race Team	Rpac Racing LLC	1,000 shares of Series D	08/25/15	None	1	*	0.00%			$0	$1,822
Employee Leasing Services	Staff One, Inc.	46.4% preferred stock	06/30/08	None	2	*	0.00%			$472	$1,171
Loan Servicing	Upgrade, Inc.	166,667 shares of Series A-1 preferred stock	09/30/16	None	1	*	0.00%			$250	$1,395
Weather Forecasting Services	Weather Decision Technologies, Inc.	2.2% preferred stock	12/11/15	None	1	*	0.00%			$500	$500
Hand Tool Manufacturer	Stride Tool Holdings, LLC	7.14% of Series A-2 LLC units	04/05/16	None	1	*	0.00%			$500	$500
Services related to advertising	ADSCO Opco, LLC	7.9% of LLC units of Class A Series A-2	10/25/16	None	1	*	0.00%			$400	$400
Envirnomental Consulting Services	Northern Technologies, LLC	7.98% of LLC units	01/29/2016 and 12/5/16	None	1	*	0.00%			$408	$408
Paper Tapes Manufacturer	Liberty Paper Products Acquisition, LLC	100% of Series A preferred LLC units - 12% total	06/09/16	None	1	*	0.00%			$350	$350
Stuffed Toy Manufacturer	AA Plush Holdings, LLC	1.6% LLC common units	08/15/14	None	1	*	0.00%			$300	$300
Investment Castings	Tech Cast Holdings LLC	4.14% LLC units	12/12/14	12/12/19	1	*	0.00%			$300	$300
Baby Sleep Products	BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% LLC units	08/01/14	None	1	*	0.00%			$250	$250

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

June 30, 2017

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Manufacture Space Heaters, etc.		Pinnacle Products International, Inc.	0.5% common stock	10/09/15	None	1	*	0.00%			$135	$135
IT Services		Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%			$104	$104
Hobbyists’ Supplies Merch. Wholesale		Classic Brand, LLC	Warrant for 300,000 Class A units	01/08/16	01/08/26	1	*	0.00%			$0	$0
Sheet metal manufacturer		SWDP Acquisition Co., LLC	9.9875% of Common LLC units	04/06/17	None	1	*	0.00%	$400		$400	$400
Manufacturer of industrial filters		Filter Holdings, Inc.	7.14% of Common Stock, 7.14% of Preferred Stock	05/05/17	None	1	*	0.00%	$207		$207	$207
Design, assemble, distribute forensic supplies		TTFI Holdings, Inc.	4.91% of Common Stock; 4.61% of Preferred Stock	06/15/17	None	1	*	0.00%	$192		$192	$192
Various Other #	+	**	* Various	09/10/98 to 10/19/16	None to 2/5/23	12	*	0.00%			$569	$887

Equity investments, net						31	4%	0.00%	$799	$0	$6,609	$10,316

Investment securities

Investment securities, net						0	0%	0.00%	$0	$0	$0	$0

Net Investments ($221,645 pledged as collateral under borrowing arrangements) (3)

						755	221%	4.45%	$21,656	$363,208	$513,746	$623,642

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $7,366 of interest income capitalized into the outstanding investment balances, and $898 of deferred interest income, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 221%.
(4)	Gross unrealized appreciation, gross unrealized depreciation and net appreciation for federal income tax purposes totaled $220,587, $50,358 and $170,229, respectively. The tax cost of investments was $453,413.
(5)	For revolving lines of credit the amount shown is the cost at June 30, 2017.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 56% and up to 46% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at June 30, 2017.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, filed on August 9, 2017 (File No. 814-00188)

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the six months ended June 30, 2017

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) for the quarter ended 6/30/17	Amount of dividends or interest(1) for the quarter ended 6/30/17	Equity in net profit and (loss) for the six months ended 6/30/17	Amount of dividends or interest(1) for the six months ended 6/30/17	Value as of 6/30/17
Medallion Bank – common stock	1,000,000 shares - 100% of common stock	$1,325	$0	$5,625	$0	$286,014
Medallion Motorsports, LLC – membership interest (2)	75% of membership interest	(400)	0	1,037	0	8,017
Medallion Fine Art, Inc. – common stock (3)	1,000 shares - 100% of common stock	(42)	0	808	0	4,455
LAX Group LLC – membership interest	44.97% of membership interest	(147)	0	1,309	0	3,099
Medallion Servicing Corp. – common stock	1,000 shares - 100% of common stock	177	0	238	0	197
Medallion Taxi Media, Inc. – common stock	1,000 shares - 100% of common stock	17	0	37	0	37

Total investments in Medallion Bank and other controlled subsidiaries		930	0	9,054	$0	301,819

RPAC Racing LLC (2)	100% of Series D units	0	0	0	0	1,822
Stride Tool Holdings LLC (4) – membership interest	7.14% of Series A membership interest	0	0	0	0	500
Northern Technologies LLC – membership interest (5)	7.7% of membership interest	0	0	0	0	408
ADSCO Holdco LLC – membership interest(6)	5.65% of membership interest	0	0	0	0	400
SWDP Acquisition Co LLC. (7)	9.99% of membership interest	0	0	0	0	400
Appliance Recycling Centers of America Inc. – common stock	8.86% of common stock	0	0	0	0	318
Filter Holdings INC. (8)	7.14% of common & preferred stock	0	0	0	0	207
Third Century JRT, Inc. (9)	13% of common stock	0	0	0	0	200

Total equity investments in affiliates		$0	$0	$0	$0	$4,255

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	The Company and a controlled subsidiary of the Company have 3 loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC in the amount of $8,645 as of June 30, 2017, and on which $118 and $208 of interest income was earned during the quarter and six months ended June 30, 2017.
(3)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $1,278 as of June 30, 2017, and on which $44 and $126 of interest income was earned during the quarter and six months ended June 30, 2017.
(4)	The Company has a loan due from Stride Tool Holding LLC in the amount of $4,153 as of June 30, 2017, and on which $157 and $310 of interest income was earned during the quarter and six months ended June 30, 2017.
(5)	The Company has a loan due from Northern Technologies LLC in the amount of $3,651 as if June 30, 2017, on which $121 and $235 of interest income was earned during the quarter and six months ended June 30, 2017.
(6)	The Company has a loan due from ADSCO Holdco LLC in the amount of $3,650 as of June 30, 2017, and on which $118 and $236 of interest income was earned during the quarter and six months ended June 30, 2017.
(7)	The Company has a loan due from SWDP Acquisition Co LLC in the amount of $5,000 as if June 30, 2017, on which $165 of interest income was earned during the quarter and six months ended June 30, 2017.

(8)	The Company has a loan due from Filter Holdings INC in the amount of $1,250 as if June 30, 2017, on which $0 of interest income was earned during the quarter and six months ended June 30, 2017.
(9)	The Company has a loan due from JR Thompson Company LLC, an affiliate of Third Century JRT, Inc., in the amount of $1,642 as of June 30, 2017, on which $55 and $110 of interest income was earned during the quarter and six months ended June 30, 2017.

The table below provides a recap of the changes in the investment in the respective issuers for the 2017 quarters.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc.	Medallion Motorsports, LLC (2)	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Medallion Taxi Media, Inc.	Third Century JRT, Inc. (3)	Northern Technologies, LLC (4)	Stride Tool Holding LLC (5)	ADSCO Holdco LLC (6)	RPAC Racing LLC (2)	Filter Holdings Inc.(7)	SWDP ACUQSITION Co LLC(8)
Title of Issue	Common Stock	Common Stock(1)	Membership Interest	Common Stock	Common Stock	Membership Interest	Common Stock	Common Stock	Membership Interest	Membership Interest	Membership Interest	Membership Interest	Common & Preferred Stock	Membership Interest
(Dollars in thousands)
Value as of 12/31/16	$280,589	$3,647	$6,980	$475	$454	$1,690	$—	$200	$351	$500	$400	$1,351	—	—
Gross additions / investments	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Gross reductions / distributions	(502)	—	—	(28)	(96)	—	—	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	4,300	850	1,437	(13)	61	1,456	20	—	—	—	—	235	—	—
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 3/31/17	$284,387	$4,497	$8,417	$434	$419	$3,146	$20	$200	$351	$500	$400	$1,586	—	—

Gross additions / investments	302	—	—	—	—	100	—	—	57	—	—	—	207	400
Gross reductions / distributions	—	—	—	—	(399)	—	—	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	1,325	(42)	(400)	(116)	177	(147)	17	—	—	—	—	236	—	—
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 6/30/17	$286,014	$4,455	$8,017	$318	$197	$3,099	$37	$200	$408	$500	$400	$1,822	$207	400

(1)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $1,278 as of June 30, 2017, $0 of which was advanced during 2017, and for which $2,015 was repaid.
(2)	In addition to the equity ownership, the Company and a controlled subsidiary of the Company have three loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC, in the amount of $8,645, $56 of which was advanced during 2017.
(3)	The Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, Inc in the amount of $1,642 as of June 30, 2017, $17 of which was advanced during 2017.
(4)	The Company has a loan due from Northern Technologies LLC in the amount of $3,651 as of June 30, 2017, $118 of which was advanced during 2017.

(5)    The Company has a loan due from Stride Tool Holdings LLC in the amount of $4,153 as of June 30, 2017, $62 of which was advanced during 2017.

(6)    The Company has a loan due from ADSCO Holdco LLC in the amount of $3,650 as of June 30, 2017, $37 of which was advanced during 2017.

(7)    The Company has a loan due from Filter Holdings Inc. in the amount of $1,250 as of June 30, 2017, all of which was advanced during 2017.

(8)    The Company has a loan due from SWDP Acquisition Co LLC in the amount of $5,000 as of June 30, 2017, all of which was advanced during 2017.

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

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFIILIATES

As of and for the year ended December 31, 2016

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss)	Amount of dividends or interest(1)	Value as of 12/31/16
Medallion Bank – common stock	1,000,000 shares - 100% of common stock	$128,385	$3,000	$280,589
Medallion Motorsports, LLC – membership interest (3)	75% of membership interest	4,465	0	6,980
Medallion Fine Art, Inc. – common stock (2)	1,000 shares - 100% of common stock	(587)	0	3,647
LAX Group LLC – membership interest	45.1% of membership interest	700	0	1,690
Medallion Servicing Corp. – common stock	1,000 shares - 100% of common stock	158	0	454

Total investments in Medallion Bank and other controlled subsidiaries		133,121	3,000	293,360

RPAC Racing LLC (3)	100% of Series D units	0	0	1,351
Stride Tool Holdings LLC (4) – membership interest	7.14% of Series A membership interest	0	0	500
Appliance Recycling Centers of America Inc. – common stock	8.86% of common stock	0	0	475
ADSCO Holdco LLC (5)	7.9% of membership interest	0	0	400
Northern Technologies LLC – membership interest (6)	7.7% of membership interest	0	0	351
Micro Group, Inc. (7)	5.50% of common stock	0	0	300
Third Century JRT, Inc. (8)	13% of common stock	0	0	200
WRWP, LLC – membership interest (9)	0.00% of membership interest	0	0	0
Production Services Associates LLC (10)	5.65% of membership interest	0	0	0

Total equity investments in afiliates		$0	$0	$3,577

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	The Company also has a loan due from Medallion Fine Art, Inc. in the amount of $3,159 as of December 31, 2016, on which $596 of interest income was earned during 2016.
(3)	The Company and a controlled subsidiary of the Company have 3 loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC in the amount of $8,589 as of December 31, 2016, on which $626 of interest income was earned during 2016.
(4)	The Company had a loan due from Production Services Associates LLC during 2016, $0 of which was outstanding at December 31, 2016, on which $356 of interest income was earned during 2016.
(5)	The Company has a loan due from Micro Group, Inc. in the amount of $3,244 as of December 31, 2016, on which $410 of interest income was earned during 2016.
(6)	The Company has loans due from WRWP, LLC in the amount of $2,659 as of December 31, 2016, on which $404 of interest income was earned during 2016.
(7)	The Company has a loan due from JR Thompson Company LLC, or affiliate of Third Century JRT, Inc., in the amount of $1,625 as of December 31, 2016, on which $255 of interest income was earned during 2016.
(8)	The Company has loan from Northern Technologies LLC in the amount of $3,533 as of December 31, 2016, on which $426 of interest income was earned during 2016.

(9)	The Company has a loan from Stride Tool Holding LLC in the amount of $4,091 as of December 31, 2016, on which $455 of interest income was earned during 2016.
(10)	The Company has a loan to ADSCO Holdco LLC in the amount of $3,613 as of December 31, 2016, on which $87 of interest income was earned during 2016.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2016.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc.	Medallion Motorsports, LLC (2)	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Production Services Associates, LLC (3)	Micro Group, Inc. (4)	WRWP, LLC	Third Century JRT, Inc. (6)	Northern Technologies, LLC (7)	Stride Tool Holding LLC (8)	ADSCO Holdco LLC (9)	RPAC Racing LLC (2)
Title of Issue	Common Stock	Common Stock(1)	Membership Interest	Common Stock	Common Stock	Membership Interest	Membership Interest	Common Stock	Membership Interest(5)	Common Stock	Membership Interest	Membership Interest	Membership Interest	Membership Interest
(Dollars in thousands)
Value as of 12/31/15	$152,166	$4,234	$2,527	$509	$631	$355	$1,179	$300	$224	$200	$—	$—	$—	$—
Gross additions / investments	4,265	—	1	—	160	635	—	—	—	—	351	500	400	—
Gross reductions / distributions	(4,227)	—	(13)	—	(495)	—	(1,082)	—	(224)	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	128,385	(587)	4,465	(34)	158	700	(97)	—	—	—	—	—	—	1,351
Other adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Value as of 12/31/16	$280,589	$3,647	$6,980	$475	$454	$1,690	$—	$300	$—	$200	$351	$500	$400	$1,351

(1)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $3,159 as of December 31, 2016, $300 of which was advanced during 2016, and for which $6,111 was repaid.
(2)	In addition to the equity ownership, the Company and a controlled subsidiary of the Company have three loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC in the amount of $8,589 as of December 31, 2016, $3,626 of which was advanced during 2016.
(3)	The Company had a loan due from Production Services Associates LLC, during 2016, $0 of which of outstanding at December 31, 2016.
(4)	The Company has a loan due from Micro Group, Inc. in the amount of $3,244 as of December 31, 2016, $11 of which was advanced during 2016.
(5)	The Company has a loan due from WRWP LLC in the amount of $2,659 as of December 31, 2016, $348 of which was advanced during 2016, $224 of which was an exchange of the equity interest.
(6)	The Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, INC in the amount of $1,625 as of December 31, 2016, $29 of which was advanced during 2016, and for which $677 was repaid.
(7)	The Company has a loan due from Northern Technologies LLC in the amount of $3,533 as of December 31, 2016, all of which was advanced during 2016.
(8)	The Company has a loan due from Stride Tool Holdings LLC in the amount of $4,091 as of December 31, 2016, all of which was advanced during 2016.
(9)	The Company has a loan due from ADSCO Holdco LLC in the amount of $3,613 as of December 31, 2016, all of which was advanced during 2016.

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 3%, and our commercial loan portfolio at a compound annual growth rate of 3% (6% and 3% on a managed basis when combined with Medallion Bank). In January 2017, we announced our plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,606,000,000 as of June 30, 2017, and $1,632,000,000 and $1,760,000,000 as of December 31, 2016 and June 30, 2016, and have grown at a compound annual growth rate of 10% from $215,000,000 at the end of 1996.

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

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxicab medallion and commercial loans to Medallion Bank, who originated these loans, and have been serviced by MSC. However, at this time Medallion Bank is not originating any new taxi medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $485,826,000 as of June 30, 2017. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company.

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

	June 30, 2017		March 31, 2017		December 31, 2016		June 30, 2016
	Interest	Investment	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	4.19%	$191,922	3.68%	$195,882	3.67%	$202,469	3.79%	$208,838
Chicago	4.81	36,158	4.54	37,300	4.54	38,091	4.56	38,747
Boston	4.47	25,442	4.50	25,515	4.52	25,857	4.65	26,170
Newark	5.31	22,792	5.27	23,040	5.27	23,267	5.25	24,043
Cambridge	4.47	4,392	4.47	4,395	4.47	4,401	4.47	4,435
Other	7.24	950	7.25	956	7.26	965	7.28	999

Total medallion loans	4.40	281,656	4.02	287,088	4.01	295,050	4.10	303,232

Deferred loan acquisition costs		215		256		289		344
Unrealized depreciation on loans		(48,456)		(36,368)		(28,523)		(6,209)

Net medallion loans		$233,415		$250,976		$266,816		$297,367

Commercial loans
Secured mezzanine	13.31%	$76,478	13.07%	$71,743	13.47%	$76,469	13.47%	$77,661
Asset based	—	—	—	—	—	—	5.93	3,229
Other secured commercial	9.57	2,914	9.23	3,807	9.33	8,657	10.37	8,531

Total commercial loans	13.18	79,392	12.88	75,550	13.05	85,126	12.90	89,421

Deferred loan acquisition income		(108)		(92)		(114)		(98)
Unrealized depreciation on loans		(1,192)		(1,710)		(1,378)		(1,278)

Net commercial loans		$78,092		$73,748		$83,634		$88,045

Investment in Medallion Bank and other controlled subsidiaries, net	0.00%	$146,089	0.00%	$144,385	2.13%	$140,610	7.16%	$153,681
Unrealized appreciation on subsidiary investments		155,730		156,501		152,750		27,273

Investment in Medallion Bank and other controlled subsidiaries, net		$301,819		$300,886		$293,360		$180,954

Equity investments	0.00%	$6,608	0.00%	$6,052	0.00%	$4,534	0.65%	$4,510

Unrealized appreciation on equities		3,708		3,588		3,934		4,116

Net equity investments		$10,316		$9,640		$8,468		$8,626

Investment securities	—%	$—	—%	$—	—%	$—	0.24%	$69,990

Unrealized depreciation on investment securities		—		—		—		—

Net investment securities		$—		$—		$—		$69,990

Investments at cost (2)	4.45%	$513,745	4.15%	$513,075	4.94%	$525,320	5.66%	$620,834

Deferred loan acquisition costs		107		164		175		245
Unrealized appreciation on controlled subsidiaries, equity investments, and investment securities		159,438		160,089		156,684		31,390
Unrealized depreciation on loans		(49,648)		(38,078)		(29,901)		(7,487)

Net investments		$623,642		$635,250		$652,278		$644,982

Medallion Bank investments
Consumer loans	14.59%	$738,770	14.79%	$650,419	14.27%	$708,524	14.62%	$625,128
Medallion loans	4.22	252,425	3.82	261,308	3.75	296,436	3.84	331,580
Commercial loans	2.63	1,904	1.98	3,313	3.40	2,567	5.23	42,095
Investment securities	2.33	39,653	2.19	36,273	2.27	37,420	2.30	37,531

Medallion Bank investments at cost (2)	11.56	1,032,752	11.25	951,313	10.83	1,044,947	10.34	1,036,334

Deferred loan acquisition costs		12,439		11,188		12,371		11,746
Unrealized depreciation on investment securities		83		(443)		(797)		458
Premiums paid on purchased securities		271		233		238		267
Unrealized depreciation on loans		(54,872)		(47,077)		(54,819)		(31,663)

Medallion Bank net investments		$990,673		$915,214		$1,001,940		$1,017,142

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 10.12%, 9.83%, 9.58%, and 8.71% at June 30, 2017, March 31, 2017, December 31, 2016, and June 30, 2016.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net investments at beginning of period	$635,250	$631,002	$652,278	$606,959
Investments originated (1)	8,883	233,921	8,993	312,905
Repayments of investments (1)	(11,949)	(229,081)	(29,513)	(290,421)
Net realized gains (losses) on investments	1,996	(2,318)	2,841	(2,506)
Net increase in unrealized appreciation (depreciation) (2)	(10,520)	11,458	(10,919)	18,040
Accretion of net origination fees	(18)	—	(38)	5

Net increase (decrease) in investments	(11,608)	13,980	(28,636)	38,023

Net investments at end of period	$623,642	$644,982	$623,642	$644,982

(1)	Includes refinancings.
(2)	Excludes net unrealized depreciation of $0 and $0 for the quarter and six months ended June 30, 2017, and $3,170 and $4,755 for the comparable 2016 periods, related to investments other than securities and other assets.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at June 30, 2017 was 4.45% (6.33% for the loan portfolio), a decrease of 49 basis points from 4.94% at December 31, 2016, and a decrease of 121 basis points from 5.66% at June 30, 2016. The decreased yield in 2017 was primarily attributable to the decreased yield in our investment in Medallion Bank and other controlled subsidiaries. The weighted average yield of the total managed portfolio at June 30, 2017 was 10.12% (10.44% for the loan portfolio), an increase of 63 basis points from 9.49% at December 31, 2016, and an increase of 141 basis points from 8.71% at June 30, 2016. The increased yield of the total managed portfolio was mainly due to the higher yield of the total managed commercial portfolio, driven by our exit from the asset-based lending business during 2016 which has a lower average yield in comparison to our mezzanine and other secured commercial loans, and the higher proportion of consumer loans to the total portfolio.

Medallion Loan Portfolio

Our medallion loans comprised 37% of the net portfolio of $623,642,000 at June 30, 2017, compared to 41% of the net portfolio of $652,278,000 at December 31, 2016, and 46% of $644,982,000 at June 30, 2016. Our managed medallion loans of $452,651,000 comprised 31% of the net managed portfolio of $1,473,084,000 at June 30, 2017, compared to 35% of the net managed portfolio of $1,517,592,000 at December 31, 2016, and 41% of $1,512,205,000 at June 30, 2016. The medallion loan portfolio decreased by $33,401,000 or 13% in 2017 (a decrease of $75,992,000 or 14% on a managed basis), primarily reflecting increased realized and unrealized losses and net amortization of loan principal, especially in the New York and Chicago markets. Total medallion loans serviced for third parties were $26,567,000, $24,796,000, and $25,039,000 at June 30, 2017, December 31, 2016, and June 30, 2016.

The weighted average yield of the medallion loan portfolio at June 30, 2017 was 4.40%, an increase of 39 basis points from 4.01% at December 31, 2016, and an increase of 30 basis points from 4.10% at June 30, 2016. The weighted average yield of the managed medallion loan portfolio at June 30, 2017 was 4.31%, an increase of 43 basis points from 3.88% at December 31, 2016, and an increase of 35 basis points from 3.96% at June 30, 2016. The fluctuation in yield primarily reflected the repricing of the existing portfolio to current market interest rates. At June 30, 2017, 32% of the medallion loan portfolio represented loans outside New York, compared to 31% and 31% at December 31, 2016 and June 30, 2016. At June 30, 2017, 23% of the managed medallion loan portfolio represented loans outside New York, compared to 24% at December 31, 2016 and 26% from June 30, 2016.

Commercial Loan Portfolio

Our commercial loans represented 13%, 13%, and 14% of the net investment portfolio as of June 30, 2017, December 31, 2016, and June 30, 2016, and were 5%, 6%, and 9% on a managed basis. Commercial loans decreased by $5,543,000 or 7% during 2017 (decreased $6,207,000 or 7% on a managed basis). The decreases primarily reflected mezzanine and Medallion Fine Art loan payoffs. Net commercial loans serviced for third parties were $1,324,000 at June 30, 2017 and $1,644,000 at December 31, 2016, and serviced by third parties were $4,926,000 at June 30, 2016.

The weighted average yield of the commercial loan portfolio at June 30, 2017 was 13.18%, an increase of 13 basis points from 13.05% at December 31, 2016 and an increase of 28 basis points from 12.90% at June 30, 2016. The weighted average yield of the managed commercial loan portfolio at June 30, 2017 was 12.93%, an increase of 17 basis points from 12.76% at December 31, 2016, and an increase of 248 basis points from 10.45% at June 30, 2016. The increase primarily reflected changes in the portfolio mix and higher yields on the mezzanine portfolio, and the sale of the asset-based lending business in the 2016 third quarter. At June 30, 2017, variable-rate loans represented approximately 5% of the commercial portfolio, compared to 7% and 8% at December 31, 2016 and June 30, 2016, and were 5%, 7%, and 35% on a managed basis

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 49%, 46%, and 41% of the managed net investment portfolio as of June 30, 2017, December 31, 2016, and June 30, 2016. Medallion Bank originates fixed rate consumer loans secured by recreational vehicles, boats, motorcycles, trailers and home improvements located in all 50 states. The portfolio is serviced by a third party.

The consumer loans increased by $28,844,000 or 4% during 2017, despite the sale of $94,000,000 of consumer loans to a third party investor in the 2017 first quarter.

The weighted average gross yield of the managed consumer loan portfolio was 14.59% at June 30, 2017, an increase of 32 basis points from 14.27% at December 31, 2016, and a decrease of 3 basis points from 14.62% at June 30, 2016. The increases in yield primarily reflected the sales in the 2016 third quarter and 2017 first quarter of $192,000,000 of mostly lower-yielding home improvement loans. Adjustable rate loans were 9%, 12%, and 16% of the managed consumer portfolio at June 30, 2017, December 31, 2016, and June 30, 2016, reflecting Medallion Bank no longer offering variable rate loan products.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2017		March 31, 2017		December 31, 2016		June 30, 2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Medallion loans	$89,830	24.9%	$70,572	19.5%	$71,976	18.9%	$41,019	10.4%

Commercial loans
Secured mezzanine	2,117	0.6	4,425	1.2	1,390	0.4	1,390	0.4
Asset-based receivables	—	0.0	—	0.0	—	0.0	—	0.0
Other secured commercial	618	0.2	1,010	0.3	734	0.2	280	0.1

Total commercial loans	2,735	0.8	5,435	1.5	2,124	0.6	1,670	0.5

Total loans 90 days or more past due	$92,565	25.6%	$76,007	21.0%	$74,100	19.5%	$42,689	10.9%

Total Medallion Bank loans	$24,841	2.5%	$20,552	2.3%	$42,269	4.2%	$34,120	3.4%

Total managed loans 90 days or more past due	$117,406	8.7%	$96,559	7.6%	$116,369	8.4%	$76,809	5.5%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At June 30, 2017, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(236)	(4,425)	(4,661)

Net other receivables	354	6,637	6,991
Total net outstanding	354	6,637	6,991

Income foregone in 2017	—	—	—
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

The recent increases in medallion delinquencies reflected our borrowers experiencing declining cash flows due to competitive internet ride hailing services and decreases in medallion values putting stress on certain of our borrowers, all of whom we continue to work with. We have vigorously pursued strategies to offset these declines which have included adding personnel to the collection staff, receiving principal reductions as loans renew, and requiring additional collateral so as to offer temporary solutions until cash flows improve. Additionally, we have had some success in assisting delinquent customers in selling their medallions to new owners putting a reasonable amount of cash equity into the sales so as to reduce our exposure on the collateral. This in turn has improved the overall cash flow to debt service ratio. Medallion Bank delinquencies have declined during 2017 due to an increase in medallion loan charge-offs during the quarter.

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

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2016	($28,523)	($1,378)	$152,750	$3,934	$—	$584	$127,367
Net change in unrealized
Appreciation on investments	—	—	3,751	1,261	—	—	5,012
Depreciation on investments	(8,670)	(332)	—	—	—	—	(9,002)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(2,093)	—	—	(2,093)
Losses on investments	825	—	—	486	—	—	1,311

Balance March 31, 2017	(36,368)	(1,710)	156,501	3,588	—	584	122,595
Net change in unrealized
Appreciation on investments	—	—	(771)	120	—	—	(651)
Depreciation on investments	(12,425)	(118)	—	—	—	—	(12,543)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	337	636	—	—	—	—	973
Other	—	—	—	—	—	—	—

Balance June 30, 2017	($48,456)	($1,192)	$155,730	$3,708	$—	$584	$110,374

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2015	($3,438)	($2,239)	$18,640	$2,582	($18)	$28,956	$44,483
Net change in unrealized
Appreciation on investments	—	—	6,115	(7)	—	(1,585)	4,523
Depreciation on investments	(2,359)	173	305	12	(47)	—	(1,916)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	12	—	12
Losses on investments	—	348	—	—	—	—	348
Other	—	—	—	—	—	—	—

Balance March 31, 2016	(5,797)	(1,718)	25,060	2,587	(53)	27,371	47,450
Net change in unrealized
Appreciation on investments	—	—	2,213	1,538	7	(3,170)	588
Depreciation on investments	(2,758)	245	—	(8)	52	—	(2,469)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	2,346	195	—	—	—	—	2,541
Other	—	—	—	—	(6)	—	(6)

Balance June 30, 2016	($6,209)	($1,278)	$27,273	$4,117	$—	$24,201	$48,104

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016
Total loans
Medallion loans	$233,415	$250,976	$266,816	$297,367
Commercial loans	78,092	73,748	83,634	88,045

Total loans	311,507	324,724	350,450	385,412
Investment in Medallion Bank and other controlled subsidiaries	301,819	300,886	293,360	180,954
Equity investments (1)	10,316	9,640	8,468	8,626
Investment securities	—	—	—	69,990

Net investments	$623,642	$635,250	$652,278	$644,982

Net investments at Medallion Bank and other controlled subsidiaries	$990,673	$915,214	$1,001,940	$1,017,142
Managed net investments	$1,473,084	$1,410,639	$1,517,592	$1,512,205

Unrealized appreciation (depreciation) on investments
Medallion loans	($48,456)	($36,368)	($28,523)	($6,209)
Commercial loans	(1,192)	(1,710)	(1,378)	(1,278)

Total loans	(49,648)	(38,078)	(29,901)	(7,487)
Investments in Medallion Bank and other controlled subsidiaries	155,730	156,501	152,750	27,273
Equity investments	3,708	3,588	3,934	4,117
Investment securities	—	—	—	—

Total unrealized appreciation on investments	$109,790	$122,011	$126,783	$23,903

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($54,789)	($47,520)	($55,616)	($31,205)

Managed total unrealized depreciation on investments	$55,001	$74,491	$71,167	($7,302)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(17.20%)	(12.67%)	(9.67%)	(2.05%)
Commercial loans	(1.50)	(2.26)	(1.62)	(1.43)
Total loans	(13.75)	(10.50)	(7.87)	(1.91)
Investments in Medallion Bank and other controlled subsidiaries	106.6	108.39	108.63	17.75
Equity investments	56.10	59.30	86.77	91.29
Investment securities	—	—	—	—
Net investments	21.37	23.78	24.13	3.85

Net investments at Medallion Bank and other controlled subsidiaries	(5.31%)	(5.00%)	(5.32%)	(3.01%)
Managed net investments	3.91%	5.62%	4.96%	(0.48%)

(1)	Represents common stock, warrants, preferred stock, and limited partnership interests held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Realized gains (losses) on loans and equity investments
Medallion loans	$(333)	$(2,347)	$(1,136)	$(2,347)
Commercial loans	(629)	(149)	(629)	(539)

Total loans	(962)	(2,496)	(1,765)	(2,886)
Investments in Medallion Bank and other controlled subsidiaries	—	(4)	—	161
Equity investments	2,958	205	4,606	208
Investment securities	—	(23)	—	11

Total realized gains (losses) on loans and equity investments	1,996	(2,318)	2,841	(2,506)

Net realized gains (losses) on investments at Medallion Bank and other controlled subsidiaries	(5,821)	485	(24,138)	(2,428)

Total managed realized gains (losses) on loans and equity investments	($3,825)	($1,833)	($21,297)	($4,934)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(0.47)%	(3.08)%	(0.88)%	(1.53)%
Commercial loans	(3.25)	(0.70)	(1.58)	(1.25)
Total loans	(1.07)	(2.56)	(0.97)	(1.47)
Investments in Medallion Bank and other controlled subsidiaries	—	(0.01)	—	(0.22)
Equity investments	188.54	18.24	165.78	9.29
Investment securities	—	(0.13)	—	0.04
Net investments	1.56	(1.52)	1.11	(0.84)

Net investments at Medallion Bank and other controlled subsidiaries	(2.36)	0.18	(4.80)	(0.46)
Managed net investments	(1.13%)	(0.48%)	(3.09%)	(0.65%)

The table below summarizes pre-tax components of unrealized and realized gains and losses in the investment portfolio for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$235	$1,546	$1,493	$1,539
Unrealized depreciation	(12,659)	(2,469)	(21,661)	(4,708)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	930	9,840	9,054	18,308
Realized gains	—	—	(2,090)	12
Realized losses	974	2,541	2,285	2,889
Net unrealized gains (losses) on investments other than securities and other assets	—	(3,170)	—	(4,755)

Total	$(10,520)	$8,288	$(10,919)	$13,285

Net realized gains (losses) on investments
Realized gains	$1	$—	$2,091	$34

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Realized losses	(974)	(2,541)	(2,285)	(2,889)
Other gains	2,958	205	3,002	369
Direct recoveries (chargeoffs)	11	18	33	(20)
Realized gains on investments other than securities and other assets	—	—	—	—

Total	$1,996	($2,318)	$2,841	($2,506)

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 48%, 45%, and 28% of our total portfolio at June 30, 2017, December 31, 2016, and June 30, 2016. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank including $3,000,000 in 2016. Separately, Medallion Bank declared dividends to us of $3,000,000 in the 2016 first quarter. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 2% of our total portfolio at June 30, 2017, and were 1% at December 31, 2016, and June 30, 2016. Equity investments were 1%, 1%, and 1% of our total managed portfolio at June 30, 2017, December 31, 2016, and June 30, 2016. Equity investments are comprised of common stock, limited partnership interests, preferred stock, and warrants.

Investment Securities

Investment securities were 0%, 0%, and 11% of our total portfolio at June 30, 2017, December 31, 2016, and June 30, 2016. Investment securities were 3%, 2%, and 7% of our total managed portfolio at June 30, 2017, December 31, 2016, and June 30, 2016. The investment securities are primarily United States Treasury bills and adjustable-rate mortgage-backed securities purchased by us and Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2017 and 2016. Our average balances for the six months ended June 30, 2017 decreased reflecting the fluctuation in the investment portfolio and Medallion Bank’s average balances decreased, reflecting the sale of $94,000,000 of consumer loans to a third party, offset by strong growth in the consumer loan portfolio. The increase in borrowing costs primarily reflected the repricing of term borrowings, and Medallion Bank’s increased reflecting a lengthening of their maturity profile.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2017
DZ loan	$723	$103,602	2.80%	$1,374	$104,474	2.65%
Notes payable to banks	769	84,709	3.64	1,529	86,506	3.56
Retail notes	876	33,625	10.45	1,753	33,625	10.51
SBA debentures	767	80,074	3.84	1,556	80,854	3.88
Preferred securities	273	33,000	3.32	530	33,000	3.24

Total	$3,408	$335,010	4.08	$6,742	$338,459	4.02

Medallion Bank borrowings	$3,186	$868,325	1.47	$6,292	$891,452	1.42

Total managed borrowings	$6,594	$1,203,335	2.20	$13,034	$1,229,911	2.14

June 30, 2016
DZ loan	$711	$130,634	2.19%	$1,411	$130,609	2.17%
Notes payable to banks	767	109,386	2.82	1,576	114,522	2.77
Retail notes	704	27,525	10.29	704	13,762	10.29
SBA debentures	786	78,447	4.03	1,514	77,345	3.94
Preferred securities	232	33,000	2.83	452	33,000	2.75
Margin loans	168	49,246	1.37	242	34,643	1.40

Total	$3,368	$428,238	3.16	$5,899	$403,881	2.94

Medallion Bank borrowings	$2,957	$951,651	1.25	$5,703	$932,398	1.23

Total managed borrowings	$6,325	$1,379,889	1.84	$11,602	$1,336,279	1.75

We will continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2017 and 2016, short-term adjustable rate debt constituted 59% and 76% of total debt, and was 16% and 24% on a fully managed basis including the borrowings of Medallion Bank.

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

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Statement of operations
Investment income	$3,787	$5,836	$8,037	$14,822
Interest expense	3,408	3,368	6,742	5,899

Net interest income	379	2,468	1,295	8,923
Noninterest income	12	21	14	61
Operating expenses	3,682	3,891	5,907	8,347

Net investment income (loss) before income taxes	(3,291)	(1,402)	(4,598)	637
Income tax benefit	1,998	—	2,870	—

Net investment income (loss) after income taxes	(1,293)	(1,402)	(1,728)	637
Net realized gains (losses) on investments	1,996	(2,318)	2,841	(2,506)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	930	9,840	9,054	18,308
Net change in unrealized depreciation on investments other than securities	—	(3,170)	—	(4,755)
Net change in unrealized appreciation (depreciation) on investments (1)	(11,450)	1,618	(19,973)	(268)
Income tax benefit	5,020	—	6,120	—

Net increase in net assets resulting from operations	$(4,797)	$4,568	$(3,686)	$11,416

Per share data
Net investment income	($0.14)	($0.06)	$(0.19)	$0.03
Income tax benefit	0.29	—	0.37	—
Net realized gains (losses) on investments	0.08	(0.09)	0.12	(0.10)
Net change in unrealized appreciation (depreciation) on investments (1)	(0.43)	0.34	(0.45)	0.54

Net increase in net assets resulting from operations	$(0.20)	$0.19	$(0.15)	$0.47

Distributions declared per share	$0.00	$0.05	$0.00	$0.30

Weighted average common shares outstanding
Basic	23,925,567	24,209,556	23,909,344	24,192,555
Diluted	23,925,567	24,265,565	23,909,344	24,248,454

Balance sheet data	June 30, 2017	December 31, 2016
Net investments	$623,642	$652,278
Total assets	661,352	689,377
Total funds borrowed	333,116	349,073
Total liabilities	378,613	403,281
Total shareholders’ equity	282,739	286,096

Managed balance sheet data (2)
Net investments	$1,473,084	$1,517,592
Total assets	1,578,380	1,605,435
Total funds borrowed	1,232,286	1,257,515
Total liabilities	1,295,641	1,319,340

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income after taxes	(0.77)%	(0.78)%	(0.52%)	0.18%
Net increase in net assets resulting from operations	(2.87)	2.54	(1.10)	3.27
Return on average equity (ROE) (4)
Net investment income after taxes	(1.81)	(2.03)	(1.22)	0.46
Net increase in net assets resulting from operations	(6.70)	6.62	(2.60)	8.25

Weighted average yield	2.41%	3.70%	2.55%	4.85%
Weighted average cost of funds	2.17	2.14	2.14	1.93

Net interest margin (5)	0.24	1.57	0.41	2.92

Noninterest income ratio (6)	0.01%	0.01%	0.00%	0.02%
Total expense ratio (7)	0.05	4.61	1.16	4.66
Operating expense ratio (8)	2.33	2.47	1.87	2.73

As a percentage of net investment portfolio	June 30, 2017	December 31, 2016
Medallion loans	37%	41%
Commercial loans	13	13
Investment in Medallion Bank and other controlled subsidiaries	48	45
Equity investments	2	1
Investment securities	—	—

Investments to assets (9)	94%	95%
Equity to assets (10)	43	42
Debt to equity (11)	118	122

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.

(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.
(5)	Net interest margin represents net interest income for the period divided by average interest earning assets and included $3,000 of dividends from Medallion Bank for the six months ended June 30, 2016. On a managed basis, combined with Medallion Bank, the net interest margin was 6.63% and 6.61% for the three and six months ended June 30, 2017, and was 6.71% and 6.75% for the comparable 2016 periods.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2017 Second Quarter and Six Months compared to the 2016 periods

Net increase (decrease) in net assets resulting from operations was ($4,797,000) or ($0.20) per diluted common share and ($3,686,000) or ($0.15) in the 2017 second quarter and six months, down $9,365,000 or 205% and $15,102,000 or 132% from $4,568,000 or $0.19 per share and $11,416,000 or $0.47 in the 2016 second quarter and six months, primarily reflecting higher unrealized depreciation on the investment portfolio, lower interest income from the medallion loan portfolio, lower dividend income from controlled subsidiaries and higher interest expenses, offset by lower operating expenses, higher realized gains and higher income tax benefits. Net investment income (loss) after income taxes was ($1,293,000) or ($0.05) per share and ($1,728,000) or ($0.07) in the 2017 quarter and six months, down $109,000 or 8% and up $2,365,000 or 371% from ($1,402,000) or ($0.06) per share and $637,000 or $0.03 in the 2016 quarter and six months.

Investment income was $3,787,000 and $8,037,000 in the 2017 second quarter and six months, down $2,049,000 or 35% and $6,785,000 or 46% from $5,836,000 and $14,822,000 in the year ago periods. This included $2,248,000 and $2,895,000 of interest reversals related to nonaccrual loans in the 2017 quarter and six months, compared to $584,000 and $1,080,000 in the 2016 quarter and six months. This also included $0 and $0 in dividends from Medallion Bank in the 2017 quarter and six months, compared to $0 and $3,000,000 in the comparable 2016 periods. The yield on the investment portfolio was 2.41% in the 2017 quarter, down 35% from 3.70% in 2016, and was 2.55% in the 2017 six months, down 47% from 4.85% in the 2016 six months. Excluding the dividends in prior year, the 2017 second quarter and six month yields were down 35% and 34% from 2.41% and 2.55%, compared to 3.70% and 3.87% in the 2016 quarter and six months, reflecting the increases in the level of loans on nonaccrual and interest applied to principal. Average investments outstanding were down 1% to $630,035,000 in the 2017 quarter and were up 3% to $635,595,000 in the six months, from $634,025,000 and $614,669,000 in the year ago periods, primarily reflecting portfolio growth.

Medallion loans were $233,415,000 at quarter end, down $63,952,000 or 22% from $297,367,000 a year ago, representing 37% of the investment portfolio compared to 46% a year ago, and were yielding 4.40% compared to 4.10% a year ago, an increase of 7%, reflecting portfolio shrinkage and the repricing of the existing portfolio to higher current market interest rates. The decrease in outstandings was primarily concentrated in the New York market, although all markets declined, and reflected increased realized and unrealized losses and net amortization of loan principal. The managed medallion loan portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $479,218,000 at quarter end, down $161,991,000 or 25% from $641,209,000 a year ago, reflecting the above. The commercial loan portfolio was $78,092,000 at quarter end, compared to $88,045,000 a year ago, a decrease of $9,953,000 or 11%, and represented 13% of the investment portfolio compared to 14% a year ago. The decrease reflected an overall contraction in the commercial loan portfolio, primarily related to a decrease in the other secured commercial loans as well as the disposition of the asset based loan portfolio during 2016. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $81,317,000 at quarter end, down $43,300,000 or 35% from $124,617,000 a year ago, primarily reflecting the disposition of the asset based loan portfolio during 2016. Investments in Medallion Bank and other controlled subsidiaries were $301,819,000 at quarter end, up $120,865,000 or 67% from $180,954,000 a year ago, primarily reflecting appreciation of Medallion Bank and to a lesser extent other portfolio company investments, and which represented 48% of the investment portfolio, compared to 28% a year ago, and which yielded 0.00% at quarter end, compared to 7.16% a year ago, primarily reflecting the reduced dividends from Medallion Bank. See Notes 3 and 11 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $10,316,000 at quarter end, up $1,690,000 or 20% from $8,626,000 a year ago, primarily reflecting increased investments and represented 2% of the investment portfolio at quarter end, compared to 1% a year ago, and had a dividend yield of 0.00%, compared to 0.65% a year ago.

Interest expense was $3,408,000 and $6,742,000 in the 2017 quarter and six months, up $40,000 or 1% and $843,000 or 14% from $3,368,000 and $5,899,000 in the 2016 periods. The increase in interest expense was primarily due to increased borrowing costs. The cost of borrowed funds was 4.08% and 4.02% in the 2017 quarter and six months, compared to 3.16% and 2.94% in the year ago periods, an increase of 29% and 37%, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was down 22% to $335,010,000 for the 2017 quarter, and was down 16% to $338,459,000 in the six months, compared to $428,238,000 and $403,881,000 in the year ago periods, primarily reflecting decreased borrowings required to fund the contracting loan and investment securities portfolios. See page 63 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $379,000 and $1,295,000 and the net interest margin was 0.24% and 0.41% for the 2017 second quarter and six months, down $2,098,000 or 85% and $7,628,000 or 85% from $2,468,000 and $8,923,000 a year ago, which represented net interest margins of 1.57% and 2.92% all reflecting the items discussed above.

Noninterest income, which is comprised of management fees, late charges, servicing fees, prepayment fees, and other miscellaneous income was $12,000 and $14,000 in the 2017 second quarter and six months, down $9,000 or 43% and $47,000 or 77% from $21,000 and $61,000 a year ago, primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank, and lower prepayment fees.

Operating expenses were $3,682,000 and $5,907,000 in the 2017 second quarter and six months, down $209,000 or 5% and $2,440,000 or 29% from $3,891,000 and $8,347,000 in the 2016 periods. Salaries and benefits expense was $2,097,000 and $2,861,000 in the second quarter and six months, down $571,000 and $2,916,000 or 21% and 50% from $2,668,000 and $5,777,000 in 2016, primarily due to a reduction in bonus costs recorded in the current period. Professional fees were $616,000 and $1,308,000 in the quarter and six months, up $285,000 or 86% and $542,000 or 71% from $331,000 and $766,000 a year ago, primarily reflecting higher legal expenses for a variety of corporate and investment-related matters. Occupancy and other operating expense was $969,000 and $1,738,000 in the quarter and six months, up $77,000 or 9% and down $66,000 or 4% from $892,000 and $1,804,000 in the 2016 periods, primarily reflecting higher lease costs in the current periods and offset by higher business development reimbursements from Medallion Bank in the current six months.

Total income tax benefit was $7,018,000 and $8,990,000 in the 2017 second quarter and six months, compared to $0 and $0 in the year ago periods, and was comprised of two components, a $1,998,000 and $2,870,000 benefit related to the net investment loss in the 2017 quarter and six months, and a benefit of $5,020,000 and $6,120,000 related to unrealized losses on investments. The tax benefit recorded in 2017 reflected the change in the Company’s tax status that was determined at the end of 2016. See Note 5 for more information.

Net change in unrealized appreciation on investments before tax was depreciation of $10,520,000 and $10,919,000 in the 2017 second quarter and six months, compared to appreciation of $8,288,000 and $13,285,000 in the 2016 second quarter and six months, a decrease in appreciation of $18,808,000 or 227% in the quarter and $24,204,000 or 182% in the six months. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $11,450,000 and $19,973,000 in the 2017 quarter and six months, compared to depreciation of $1,552,000 and $5,023,000 in the 2016 periods, resulting in increased depreciation of $9,898,000 and $14,950,000 in the 2017 quarter and six months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2017 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $930,000 ($9,054,000 in the six months) and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $974,000 ($2,285,000 in the six months), offset by net unrealized depreciation on equity investments, investment securities and loans of $12,424,000 ($20,168,000 of net depreciation in the six months.) The 2016 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $9,840,000 ($18,308,000 in the six months) and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $2,541,000 ($2,901,000 in the six months), partially offset by net depreciation on foreclosed property of $3,170,000 ($4,755,000 in the six months), net unrealized depreciation on equity investments, investment securities and loans of $923,000 ($3,169,000 of net depreciation in the six months).

Our net realized gains on investments were $1,996,000 and $2,841,000 in the 2017 quarter and six months, compared to losses of $2,318,000 and $2,506,000 in the 2016 quarter and six months, an increase in realized gains of $4,314,000 in the quarter and $5,347,000 in the six months. The 2017 activity reflected $2,958,000 ($3,002,000 in the six months) of other gains, offset by net realized losses and recoveries of $962,000 ($161,000 in the six months).

Our net realized/unrealized losses on investments before tax were $8,524,000 and $8,078,000 in the 2017 quarter and six months, compared to gains of $5,970,000 and $10,779,000 in the 2016 periods, a decrease of $14,494,000 or 243% in the quarter and $18,857,000 or 175% in the of six months, of net gains in the 2017 periods, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $79,917,000 with a weighted average interest rate of 3.39%, constituting 24% of our total indebtedness, and retail notes of $33,625,000 with a weighted average interest rate of 9.00%, constituting 10% of total indebtedness as of June 30, 2017. Also, as of June 30, 2017, certain of the certificates of deposit were for terms of up to 60 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at June 30, 2017, compared to the respective positions at the end of 2016 and 2015. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2017 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$—	$—	$—	$—	$—	$—	$—	$—
Adjustable rate	24,237	4,391	—	4,032	—	—	—	32,660
Fixed-rate	170,510	83,207	28,268	17,800	14,840	6,993	6,770	328,388
Cash	22,126	—	—	—	—	—	—	22,126

Total earning assets	$216,873	$87,598	$28,268	$21,832	$14,840	$6,993	$6,770	$383,174

Interest bearing liabilities
DZ Loan	$102,459	$—	$—	$—	$—	$—	$—	$102,459
Notes payable to banks	84,115	—	—	—	—	—	—	84,115
SBA debentures	0	31,417	0	8,500	—	5,000	35,000	79,917

June 30, 2017 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Retail notes	—	—	—	33,625	—	—	—	33,625
Preferred securities	33,000	—	—		—	—	—	33,000

Total liabilities	$219,574	$31,417	$0	$42,125	$—	$5,000	$35,000	$333,116

Interest rate gap	($2,701)	$56,181	$28,268	($20,293)	$14,840	$1,993	($28,230)	$50,058

Cumulative interest rate gap (2)	($2,701)	$53,480	$81,748	$61,455	$76,295	$78,288	$50,058	—

December 31, 2016 (2)	($4,542)	$89,283	$111,777	$130,757	$99,275	$102,533	$52,065	—
December 31, 2015 (2)	($114,848)	$19,834	$86,273	$102,726	$125,935	$114,139	$71,928	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (1%), (1%), and (24%), as of June 30, 2017 and December 31, 2016 and 2015, and was (16%), (11%), and (14%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year positive interest rate gap and related ratio of $33,791 or 9% for June 30, 2017, compared to a positive interest rate gap of $36,392 or 9% and a negative interest rate gap of ($43,838) or (9%) for December 31, 2016 and 2015, and was ($167,376) or (12%), ($86,349) or (6%), and ($77,488) or (5%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $383,174,000 and interest rate sensitive liabilities were $333,116,000 at June 30, 2017. The one-year cumulative interest rate gap was a negative $2,701,000 or 1% of interest rate sensitive assets, compared to a negative $4,542,000 or 1% at December 31, 2016 and $114,848,000 or 24% at December 31, 2015. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $33,791,000 or 9% at June 30, 2017. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,446,054,000 and interest rate sensitive liabilities were $1,232,285,000 at June 30, 2017. The one year cumulative interest rate gap was a negative $232,956,000 or 16% of interest rate sensitive assets, compared to a negative $160,931,000 or 11% and $220,686,000 or 14% at December 31, 2016 and 2015. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $167,376,000 or 12% at June 30, 2017.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $110,000,000 of notional value of principal from various multinational banks, with termination dates ranging to December 2018. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $19,000 and $19,000 for the three and six months ended June 30, 2017, and $0 for the comparable 2016 periods, and all are carried at $0 on the balance sheet at June 30, 2017.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Bank and Medallion Capital. As a RIC, we were required to distribute at least 90% of our investment company taxable income; consequently, we primarily relied upon external sources of funds to finance growth. However, as of December 31, 2016, and subsequent quarters, we did not qualify for the RIC election, and therefore became subject to taxation as a corporation under Subchapter C of the Code. Additionally, there were $5,500,000 of unfunded commitments from the SBA, $3,500,000 of which would be issued without further capital contribution from us.

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

The components of our debt were as follows at June 30, 2017. See Note 4 to the consolidated financial statements on page 19 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
DZ loan	$102,459	31%	2.87%
Notes payable to banks	84,115	25	3.69
SBA debentures and borrowings	79,917	24	3.39
Retail notes	33,625	10	9.00
Preferred securities	33,000	10	3.35

Total outstanding debt	$333,116	100%	3.87

Deposits and other borrowings at Medallion Bank	899,170	—	1.39%
Total outstanding debt, including Medallion Bank	$1,232,286	—	2.06

(1)	Weighted average contractual rate as of June 30, 2017.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at June 30, 2017.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
DZ loan	$102,459	$—	$—	$—	$—	$—	$102,459
Notes payable to banks	68,963	15,152	—	—	—	—	84,115
SBA debentures	2,343	3,093	25,981	8,500	—	40,000	79,917
Retail notes	—	—	—	33,625	—	—	33,625
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$173,765	$18,245	$25,981	$42,125	$—	$73,000	$333,116

Deposits and other borrowings at Medallion Bank	437,231	207,692	140,397	38,456	75,394	—	899,170

Total, including Medallion Bank	$610,996	$225,937	$166,378	$80,581	$75,394	$73,000	$1,232,286

Most of our borrowing relationships have maturity dates during 2017 and 2018. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following paragraph. The lenders have worked with us to extend and change the terms of the borrowing agreements. We have arranged for changes to the terms of the notes and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of June 30, 2017 by $878,000 on an annualized basis, compared to a positive impact of $1,100,000 at December 31, 2016, and the impact of such an immediate increase of 1% over a one year period would have been ($1,538,000) at June 30, 2017, compared to ($792,000) at December 31, 2016. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2017. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI		FSVC	MB	6/30/2017	12/31/2016
Cash	$10,062 (1)	$834	$9,517		$1,713	$—	$22,126	$20,962
Bank loans	61,567	22,548	—		—	—	84,115	94,219
Average interest rate	3.81%	3.34%	—		—	—	3.69%	3.22%
Maturity	10/17-7/18	10/16-12/17	—		—	—	10/16-7/18	10/16-12/20
Preferred securities	33,000	—	—		—	—	33,000	33,000
Average interest rate	3.35%	—	—		—	—	3.35%	3.07%
Maturity	9/37	—	—		—	—	9/37	9/37
Retail notes	33,625	—	—		—	—	33,625	33,625
Average interest rate	9.00%						9.00%	9.00%
Maturity	4/21						4/21	4/21
DZ loan	—	102,459	—		—	—	102,459	106,244
Average interest rate	—	2.87%	—		—	—	2.87%	2.36%
Maturity	—	3/18	—		—	—	3/18	6/17
Margin loans	—	—	—		—	—	—	—
Average interest rate	—%	—	—		—	—	—%	—%
Maturity	N/A	—	—		—	—	N/A	N/A
SBA debentures and other borrowings	—	—	54,000		31,417	—	85,417	87,485
Amounts undisbursed (2)	—	—	5,500	(2)	—	—	5,500	5,500
Amounts outstanding	—	—	48,500		31,417	—	79,917	81,985
Average interest rate	—	—	3.48%		3.25%	—	3.39%	3.63%
Maturity	—	—	3/21-3/27		2/20	—	2/20-3/27	3/19-3/27

Total debt outstanding	$128,192	$125,007	$48,500		$31,417	$—	$333,116	$349,073

Including Medallion Bank
Cash	—	—	—		—	$30,130	$30,130	$30,881
Deposits and other borrowings	—	—	—		—	899,170	899,170	908,442
Average interest rate	—	—	—		—	1.39%	1.39%	1.22%
Maturity	—	—	—		—	7/17-6/22	7/17-6/22	1/17-12/21

Total cash	$10,062	$834	$9,517		$1,713	$30,130	$52,256	$51,843

Total debt outstanding	$128,192	$125,007	$48,500		$31,417	$899,170	$1,232,286	$1,257,515

(1)	$7,846 is pledged to a lender of an affiliate.
(2)	$2,000 of this requires a $1,000 capital contribution from the Company.

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

Common Stock

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of August 8, 2017, there were approximately 314 holders of record of our common stock.

On August 8, 2017, the last reported sale price of our common stock was $2.52 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2017	DISTRIBUTIONS DECLARED	HIGH	LOW
Second Quarter	$0.00	$2.93	$1.84
First Quarter	$0.00	$3.33	$1.68
2016
Fourth Quarter	$0.00	$4.59	$2.95
Third Quarter	0.05	8.12	3.95
Second Quarter	0.05	9.42	7.00
First Quarter	0.25	9.90	6.11

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through December 31, 2014	576,143	10.21	576,143	14,120,043
January 1 through December 31, 2015	413,193	7.77	413,193	24,398,115
January 1 through December 31, 2016	361,174	4.22	361,174	22,874,509
January 1 through June 30, 2017	—	—	—	22,874,509

Total	2,931,125	8.39	2,931,125

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In May 2017, we extended the terms of the Stock Repurchase Program. Purchases under such extension were to commence no earlier than May 2017 and conclude 180 days after the commencement of the purchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2017. In addition, based on our evaluation as of June 30, 2017, there have been no changes that occurred during the 2017 six months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been recent changes in the taxicab and for-hire vehicle industries that have resulted in increased competition in all of our taxi medallion markets. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. According to the TLC, between January 2016 and July 2017 approximately 26,700 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to approximately 98,200 as of July 31, 2017, a 37% increase from January 2016.

In addition, the New York State legislature enacted a law on December 21, 2011, which was amended on February 17, 2012, to permit cars for-hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law the TLC has issued approximately 8,300 Street Hail Livery licenses since June 2013, of which approximately 4,500 are active.

TLC annualized data through December 2016 has shown a 9.3% reduction in total New York City taxicab fares, compared to the same period in 2015, and a 10.7% reduction in the total number of New York City taxicab trips. Such reductions in fare totals and taxicab trips are likely the result of a combination of ridesharing apps, Street Hail Livery licenses, and other forms of public transportation.

As of June 30, 2017, 21.1% of our managed medallion loan portfolio and 31.9% of our on-balance sheet medallion loan portfolio was 90 days or more past due, compared to 18.8% and 24.4% at December 31, 2016. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. Increased competition from ridesharing apps and Street Hail Livery licenses has reduced our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions, and the value of taxicab medallions. If these trends continue and intensify, there would be a further material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure have had a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, over the past 20 years New York City taxicab medallions had appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions in 2014. As reported by the TLC, individual (owner-driver) medallions and corporate medallions sold for a wide range of prices during the 2017 second quarter. Like many other financial institutions, we evaluate the transactions and cash flows underlying borrower performance and determined that a market value of $424,000, $411,000 net of sales costs, was appropriate, reflecting a blend of transactional activity and values supported by borrower cash flows. In March 2017, the New York City Council made changes to the medallion classes, eliminating the distinction between individual and corporate medallions. We are not yet sure of the ultimate impact of this change.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. The Chicago medallions had appreciated in value from $50,000 in 2003 to approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxicab medallions to approximately $60,000 as of June 30, 2017.

Decreases in the value of our medallion loan collateral have resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of our managed medallion loans was approximately 133% as of June 30, 2017 and 129% as of December 31, 2016. If taxicab medallion values continue to decline, there would be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral would be diminished, which would result in material losses on defaulted medallion loans which would have a material adverse effect on our business. A substantial decrease in the value of our Chicago medallions purchased out of foreclosure would adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we would realize less than the value at which we had previously recorded such medallions.

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

As of June 30, 2017, we had $333,116,000 of outstanding indebtedness, which had a weighted average borrowing cost of 3.87% at June 30, 2017, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $899,170,000 of outstanding indebtedness at a weighted average borrowing cost of 1.39%.

Most of our borrowing relationships have maturity dates during 2017 and 2018. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following risk factor. Certain lenders have worked with us to extend and change the terms of the borrowing agreements. See note 4 for a discussion of the current and new lending arrangements to date.

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

Our business may periodically require capital. We may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness. We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be restricted from issuing additional debt, may be limited in making distributions on our stock, and may be required to sell a portion of our investments and, depending on the nature of our leverage, to repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. In addition to the 1940 Act, we are subject to two exemptive orders which govern how we calculate our senior securities and under which we have agreed that we will meet the applicable asset coverage ratios both individually and on a consolidated basis. As of June 30, 2017, our asset coverage was approximately 288% calculated on a consolidated basis, and 267% calculated on an unconsolidated basis.

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

Since our investments in assets that are not “qualifying assets” exceeded 30% of our total assets as of June 30, 2017, we are precluded from making any follow-on investments in Medallion Bank and our City of Chicago taxicab medallions purchased out of foreclosure, and could be precluded from investing in what we believe are attractive investments, which could have a material adverse effect on our business.

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in investments other than securities on the consolidated balance sheet, are non-qualifying assets. As of June 30, 2017, the percentage of our total assets that were invested in non-qualifying assets were up to 55.4% on an unconsolidated basis and up to 45.6% on a consolidated basis. We did not satisfy the requirement that no more than 30% of our total assets be comprised of non-qualifying assets, and are currently not permitted to acquire any non-qualifying assets. We are therefore unable to make any investments in non-qualifying assets, including follow-on investments in Medallion Bank and our City of Chicago taxicab medallions purchased out of foreclosure. As a result of such failure, we could also be precluded from investing in what we believe are attractive investments or could be required to dispose of non-qualifying assets at times or on terms that may be disadvantageous to us. We would also not be able to support Medallion Bank’s capital requirements, if any, and Medallion Bank may also not be able to grow as quickly because we are precluded from providing additional funding to Medallion Bank. Any of the foregoing consequences could have a material adverse effect on us. If we purchase a non-qualifying asset after failing to satisfy the requirement that no more than 30% of our total assets be comprised of non-qualifying assets, then we would be deemed to be in violation of the 1940 Act and the violation could also result in an event of default on our debt obligations.

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

Change in the Company’s Tax Classification.

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. We monitor our compliance with these asset tests and any other investment concentrations in conjunction with the diversification tests. As of December 31, 2016 our largest investment subject to this test was our investment in Medallion Bank, representing 51.1% of our RIC assets, and no other investments were more than 5% of our RIC assets. As a result of our failure of the 25% asset diversification test, we are not eligible to file our tax returns as a RIC for 2016. As of June 30, 2017 our investment in Medallion Bank was 49.8% of our RIC assets, which would make us ineligible to file as a RIC for 2017.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make distribution payments to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to average assets). As of June 30, 2017 Medallion Bank’s leverage ratio was 15.7% and Medallion Bank may be restricted from declaring and paying dividends if doing so were to cause the leverage ratio to fall below 15%.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly reviews the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, market conditions for loans (e.g., values used by other lenders and any active bid/ask market), comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is above its cost basis. As of June 30, 2017, our net unrealized appreciation on investments was $109,790,000 or 21.4% of our investment portfolio at cost, and the appreciation on our investments other than securities and other assets was $584,000 or 6% of our investments other than securities and other assets at cost.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of June 30, 2017 by $878,000 on an annualized basis, compared to a positive impact of $1,100,000 at December 31, 2016, and the impact of such an immediate increase of 1% over a one year period would have been ($1,538,000) at June 30, 2017, compared to ($792,000) at December 31, 2016. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies, industries and sectors. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of June 30, 2017, investments in New York City taxi medallion loans represented approximately 77% of our managed taxi medallion loans, which in turn represented 31% of our managed net investment portfolio. We do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry or sector in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary Chapter 7 case to a Chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At June 30, 2017, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. See page 57 for additional information regarding this matter.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of June 30, 2017 and December 31, 2016. Filed herewith.

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

MEDALLION FINANCIAL CORP.

Date:	August 9, 2017

By:	/s/ Alvin Murstein

Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.