Form 10-K
period 2017-12-31
MEDALLION FINANCIAL CORP
filed 2018-03-14
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☒	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2017 was $48,849,597.

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of March 13, 2018 was 24,439,957.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2017, are incorporated by reference into Part III of this form 10-K

MEDALLION FINANCIAL CORP.

2017 FORM 10-K ANNUAL REPORT

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

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act, although as described below, expect to withdraw from this status on or about April 1, 2018. We are a specialty finance company that has historically had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through a wholly-owned portfolio company of ours, Medallion Bank, which originates consumer loans for the purchase of recreational vehicles, boats, and trailers and to finance small-scale home improvements. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16%. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 2%, and our commercial loan portfolio at a compound annual growth rate of 4% (5% and 4% on a managed basis when combined with Medallion Bank). In January 2017, we announced our plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,593,000,000 as of December 31, 2017, and $1,632,000,000 as of December 31, 2016, and have grown at a compound annual growth rate of 10% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid distributions in excess of $263,060,000 or $14.66 per share.

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

We formed a wholly-owned portfolio company, Medallion Servicing Corporation, or MSC, to provide loan services to Medallion Bank, also a portfolio company wholly-owned by us. We have assigned all of our loan servicing rights for Medallion Bank, which consists of servicing taxi medallion loans originated by Medallion Bank, to MSC, which bills and collects the related service fee income from Medallion Bank, and is allocated and charged by us for MSC’s share of these servicing costs.

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxicab medallion loans to Medallion Bank, which then originated these loans and are serviced by MSC. As a non-investment company, Medallion Bank is not currently consolidated with the Company, which is an investment company under the 1940 Act. We would be permitted to consolidate Medallion Bank with the Company to the extent we withdraw our election to be treated as a BDC under the 1940 Act as discussed in further detail below.

Our diversified investments in other controlled subsidiaries are comprised of Medallion Fine Art, Inc., Medallion Motorsports, LLC, and LAX Group, LLC. In addition, we made both marketable and nonmarketable equity investments.

We are a closed-end, non-diversified management investment company, organized as a Delaware corporation, under the 1940 Act. We have elected to be treated as a BDC under the 1940 Act. On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act and our Board of Directors approved the filing of the Company’s withdrawal form with the SEC to be made on or about April 1, 2018. At that point, we would no longer be a BDC or be subject to the provisions of the 1940 Act applicable to BDCs.

During our tax years ended December 31, 2017 and 2016, we did not qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and therefore we became subject to taxation as a corporation under Subchapter C of the Code. We had in previous years qualified and elected to be treated for federal income tax purposes as a RIC. As a RIC, we generally did not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distributed to our shareholders as dividends, if we met certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level US federal and state income taxes. If the Company withdraws its election to be regulated as a BDC under the 1940 Act, the Company would remain ineligible to file as a RIC under the Code and would be treated as a C corporation for tax purposes. See Note 5 for more information.

We are managed by our executive officers under the supervision of our Board of Directors. As a result, we do not pay investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals. Alvin Murstein, our chairman and chief executive officer, has over 60 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses. Andrew M. Murstein, our president, has over 30 years of experience and is the third generation in his family to participate in the business.

Below is our organizational structure reflecting our consolidated and unconsolidated subsidiaries.

(1)	An SBIC and a RIC which originates and services taxicab medallion and commercial loans.
(2)	An SBIC which is our primary taxicab medallion lending company.
(3)	An SBIC and a RIC which conducts a mezzanine financing business.
(4)	Formed for the purpose of holding and managing equity investments in a racing team, an equipment manufacturing business, and an airport and food retail business.
(5)	Formed for the purpose of owning medallion loans originated by Medallion Funding.
(6)	Formed for purpose of owning and leasing repossessed Chicago taxicab medallions.
(7)	Formed for the purpose of issuing unsecured preferred securities to investors.
(8)	A Utah industrial bank regulated by the FDIC and the Utah Department of Financial Institutions which originates taxicab medallion, commercial, and consumer loans, raises deposits, and conducts other banking activities.
(9)	Formed for the purpose of conducting loan servicing activities.
(10)	Formed for the purpose of holding an equity investment in a professional lacrosse team.
(11)	Formed for the purpose of engaging in art dealing.
(12)	Formed for the purpose of engaging in general consulting services.
(13)	Formed for the purpose of holding an equity investment in a racing team.

Our Market

We provide loans to individuals and small to mid-size businesses, both directly through our investment company subsidiaries and also through Medallion Bank, in three primary markets:

•	loans that finance taxicab medallions;

•	loans that finance commercial businesses; and

•	loans that finance consumer purchases of recreational vehicles, boats, motorcycles, and trailers, and to finance small scale home improvements.

The following chart shows the components of our $1,380,054,000 managed net investment portfolio as of December 31, 2017.

(Dollars in thousands)	On-Balance Sheet	Off-Balance Sheet (1)	Total Managed Investments
Medallion loans	$208,279	$179,722	$388,001
Commercial loans	90,188	1,595	91,783
Consumer loans	—	683,502	683,502
Investments in Medallion Bank and other controlled subsidiaries	302,147	(138,378)	163,769
Investment securities	—	43,478	43,478
Equity investments	9,521	—	9,521

Net investment portfolio	$610,135	$769,919	$1,380,054

(1)	Off-balance sheet investments are those owned by our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank.

Medallion Loans

Taxi medallion loans of $208,279,000 comprised 34% of our $610,135,000 net investment portfolio as of December 31, 2017, compared to $266,816,000 or 41% of our $652,278,000 net investment portfolio as of December 31, 2016. Managed taxi medallion loans of $388,001,000 comprised 28% of our $1,380,054,000 managed net investment portfolio as of December 31, 2017, compared to $528,643,000 or 35% of our $1,517,592,000 managed net investment portfolio as of December 31, 2016. Including loans to unaffiliated investors, the total amount of medallion loans under our management was $414,350,000 as of December 31, 2017, compared to $553,439,000 as of December 31, 2016. Since 1979, we and Medallion Bank have originated, on a combined basis, approximately $3,630,000,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised 73% and 69% of the value of the medallion loan portfolio as of December 31, 2017 and 2016, and were 81% and 76% on a managed basis. Based on taxi medallion values published by the New York City Taxi and Limousine Commission, or TLC, and our cash flow analysis, we estimate that the total value of all of New York City taxicab medallions and related assets such as the vehicle, taximeter, and roof lights exceeded $4.6 billion as of December 31, 2017. We estimate that the total value of all taxicab medallions and related assets in our major US markets exceeded $5.7 billion as of December 31, 2017.

While medallion loans do become delinquent or in default, all of our medallion loans are secured by the medallion and enhanced with personal guarantees of the shareholders and owners. When a borrower defaults on a loan, we have the ability to restructure the underlying loan or repossess the medallion collateralizing that loan and sell it in the market or through a foreclosure auction and pursue the personal guarantees. Given the current market conditions we have taken significant realized and unrealized losses against non-performing loans to mitigate potential future losses.

The following table displays information on managed medallion loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2017. For a presentation of only the consolidated on-balance sheet medallion loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on page F-39.

(Dollars in thousands)	# of Loans	% of Medallion Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed medallion loans
New York	659	81%	4.23%	$366,266
Chicago	158	8	4.69	35,833
Newark	136	6	5.36	28,021
Boston	61	4	4.52	18,887
Cambridge	14	1	4.59	820
Other	17	—	7.08	842

Total managed medallion loans	1,045	100%	4.36	450,669

Deferred loan acquisition costs				55
Unrealized depreciation on loans				(62,723)

Net managed medallion loans				$388,001

(1)	Based on principal balance outstanding at December 31, 2017.
(2)	Based on the contractual rates of the portfolios at December 31, 2017.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City, except as discussed below. As reported by the TLC, individual (owner-driver) medallions and corporate medallions sold for a wide variety of prices during the year. Our analysis of transaction activity combined with cash flow analysis of owners and operators supported our estimated value of $315,000, net of liquidation costs, as of December 31, 2017. The number of taxicab medallions is limited by law to 13,630 medallions outstanding as of December 31, 2017. The New York State legislature enacted a law on December 21, 2011 which was amended on February 17, 2012 to permit cars for hire to pick up street hails in the boroughs outside Manhattan. Pursuant to the law, the TLC began issuing Street Hail Livery licenses in June 2013.

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

Most New York City medallion transfers are handled through approximately 20 medallion brokers licensed by the TLC. In addition to brokering medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and regularly receive referrals from them. Brokers generated 5% of the loans originated during 2017, and 26% for 2016. However, we receive most of our referrals from a small number of brokers.

The Chicago Market. We estimate that Chicago medallions sold for approximately $47,000, net, as of December 31, 2017. Pursuant to a municipal ordinance, the number of outstanding medallions is capped at 6,995 as of December 31, 2017. We estimate that the total value of all Chicago medallions and related assets is over $373,908,000 as of December 31, 2017.

The Boston Market. We estimate that Boston medallions sold for approximately $274,400, net, as of December 31, 2017. The number of Boston medallions is capped at 1,825 as of December 31, 2017. We estimate that the total value of all Boston medallions and related assets is over $522,242,000 as of December 31, 2017.

The Newark Market. We estimate that Newark medallions sold for approximately $196,000, net, as of December 31, 2017. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $121,800,000 as of December 31, 2017.

The Cambridge Market. We estimate that Cambridge medallions sold for approximately $49,000, net, as of December 31, 2017. The number of Cambridge medallions is 257 as of December 31, 2017. We estimate that the total value of all Cambridge medallions and related assets is over $14,225,000 as of December 31, 2017.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2017, we and Medallion Bank have originated more than $955,837,000 of commercial loans. Commercial loans of $90,188,000 comprised 15% of our $610,135,000 net investment portfolio as of December 31, 2017, compared to $83,634,000 or 13% of our $652,278,000 net investment portfolio as of December 31, 2016. Managed commercial loans of $91,783,000 comprised 7% of our $1,380,054,000 net investment portfolio as of December 31, 2017, compared to $86,200,000 or 6% of our $1,517,592,000 managed net investment portfolio as of December 31, 2016. We have worked to increase our commercial loan activity in recent years, primarily because of the attractive higher yielding nature of most of this business. The outstanding balances of managed commercial loans have grown at a compound annual rate of 4% since 1996. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We focus our marketing efforts on the manufacturing, professional, scientific, and technical services and other services. The majority of our commercial borrowers are located in the New York metropolitan area and the Midwest. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, a wider geographic area of coverage, and by expanding targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 735 basis points over the prevailing prime rate at year end, down from 901 basis points over prime at the end of 2016. As with medallion loans, the vast majority of the principals of borrowers personally guarantee commercial loans. The aggregate realized loss of principal on managed commercial loans has averaged less than 2.0% per annum for the last five years.

The following table displays information on managed commercial loans outstanding (other than those managed for third party investors) in each of our major markets at December 31, 2017. For a presentation of only the consolidated on-balance sheet commercial loans, see the Consolidated Summary Schedule of Investments in the consolidated financial statements on F-39.

(Dollars in thousands)	# of Loans	% of Commercial Loan Portfolio (1)	Average Interest Rate (2)	Principal Balance
Managed commercial loans
Secured mezzanine	33	96%	12.09%	$88,334
Other secured commercial	16	4	6.61	4,075

Total managed commercial loans	49	100%	11.85%	92,409

Deferred loan acquisition income				(110)
Unrealized depreciation on loans				(516)

Net managed commercial loans				$91,783

(1)	Based on principal balance outstanding at December 31, 2017.
(2)	Based on the contractual rates of the portfolios at December 31, 2017.

Secured Mezzanine Loans. Through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, more than 53% of which are located in the Midwest and Northeast regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $1,000,000 to $5,000,000 at origination, and represent approximately 96% of our managed commercial loan portfolio as of December 31, 2017, and were 87% as of December 31, 2016. Frequently, we also receive warrants to purchase an equity interest in the borrowers of secured mezzanine loans.

Other Secured Commercial Loans. We originate other commercial loans to a variety of businesses nationwide, including retail trade and various service providers. These commercial loans are generally secured by all of the assets of the businesses and are generally personally guaranteed by the principals. Frequently, we receive assignments of lease from our borrowers. The loans generally range in size from under $100,000 to approximately $1,000,000. These loans represented approximately 4% of the managed commercial loan portfolio as of December 31, 2017 and were 13% of as December 31, 2016. Historically, most of the portfolio has consisted of fixed-rate loans.

Consumer Loans. Consumer loans are originated by Medallion Bank, a wholly-owned, unconsolidated portfolio company. Consumer loans of $683,502,000 comprised 49% of our $1,380,054,000 managed net investment portfolio as of December 31, 2017, compared to $700,685,000 or 46% of our $1,517,592,000 managed net investment portfolio as of December 31, 2016, and represent our largest lending segment. The loans are collateralized by recreational vehicles, boats, trailers, and home improvements, located in all 50 states. The portfolio is serviced by a large third party servicer. We believe that Medallion Bank’s consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the portfolio.

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

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with dealers in the consumer market and contractors and suppliers in the home improvement sector. We believe that our relationships with dealers and brokers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of dealer and broker relationships in our target markets over the last 50 years. We believe that our management team’s relationships with these dealers and brokers have and will continue to provide us with significant investment opportunities. In 2017, 100% of our consumer loans were generated by brokers and dealers, and there were few originations in the medallion or commercial lending space.

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

Leverage the skills of our experienced management team. Our management team is led by our Chief Executive Officer, Mr. Alvin Murstein, and our President, Mr. Andrew M. Murstein. Alvin Murstein has over 60 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses, and Andrew M. Murstein is the third generation in his family to participate in the business and has over 30 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses. The other members of our management team have broad investment backgrounds, with prior experience at specialty finance companies, middle market commercial banks, and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

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

Investment Activity

The following table sets forth the components of investment activity in the managed investment portfolio for the years indicated.

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Net investments at beginning of year	$1,517,592	$1,501,555	$1,310,685
Investments originated (1)	475,465	738,238	492,127
Repayments of investments (1)	(270,133)	(655,071)	(288,783)
Consumer loans sold to third parties	(221,447)	(97,511)	—
Net realized losses on investments (2)	(79,264)	(34,888)	(3,902)
Net increase in unrealized appreciation (depreciation) (3)	6,390	79,650	3,286
Transfers to other assets/liabilities, net	(44,968)	(10,941)	(8,553)
Amortization of origination costs	(3,581)	(3,440)	(3,305)

Net increase (decrease) in investments	(137,538)	16,037	190,870

Net investments at end of year	$1,380,054	$1,517,592	$1,501,555

(1)	Includes refinancings.
(2)	Excludes net realized losses of $7,736, $5,875 and $0 for the years ended December 31, 2017, 2016, and 2015 related to investments other than securities and other assets.
(3)	Excludes net unrealized depreciation of $2,076, $28,372, and $10,839 for the years ended December 31, 2017, 2016, and 2015 related to investments other than securities and other assets.

Investment Characteristics

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). We estimate that the weighted average loan-to-value ratio of all of the medallion loans was 131% as of December 31, 2017, compared to 129% as of December 31, 2016, reflecting the conservative values we have placed on all medallion loans, including the vast majority which are performing as agreed. These ratios also do not factor in the managed unrealized depreciation on these loans of $62,723,000 and $63,252,000 as of December 31, 2017 and 2016. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

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

Mezzanine and Commercial Loans. We have typically originated mezzanine and commercial loans in principal amounts generally ranging from under $1,000,000 to $5,000,000, and occasionally, have originated loans in excess of that amount. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid, and in the first five years, a fee will be owed to us. The term of, and interest rate charged on, certain of our outstanding loans are subject to the regulations of the Small Business Administration, or the SBA. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%, however, terms and interest rates are subject to market competition for all loans. Unlike medallion loans, for which competition and market conditions precludes us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans.

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

Marketing, Origination, and Loan Approval Process

We employ 38 personnel to originate, manage, service and collect on the medallion, commercial, and consumer loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. Senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans must be approved by the chief executive officer and/or the chief credit officer. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with recreational vehicle and boat dealers, and home improvement contractors throughout our market area.

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

The table below summarizes our sources of available funds and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2017. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Total
Cash and cash equivalents	$12,690
Bank loans	81,450
Average interest rate	3.94%
Maturity	10/16-11/18
Preferred securities	33,000
Average interest rate	3.63%
Maturity	9/37
Retail notes	33,625
Average interest rate	9.00%
Maturity	4/21
DZ loan	99,984
Average interest rate	3.02%
Maturity	3/18
SBA debentures and other borrowings	85,064
Amounts undisbursed	5,500
Amounts outstanding	79,564
Average interest rate	3.39%
Maturity	2/20-3/27

Total debt outstanding	$327,623

Medallion Bank
Cash and cash equivalents	$110,233
Deposits and other borrowings	906,748
Average interest rate	1.51%
Maturity	1/18-10/22

Total cash and cash equivalents, including Medallion Bank	$122,923

Total debt outstanding, including Medallion Bank	$1,234,371

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 53.

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

Employees

As of December 31, 2017 we employed 138 persons, including 69 at our Medallion Bank subsidiary. We believe that relations with all of our employees are good.

MATERIAL US FEDERAL INCOME TAX CONSIDERATIONS

Taxation as a Corporation

For our tax years ended December 31, 2017 and 2016, we did not qualify for RIC status and as a result our status changed from a RIC subject to Subchapter M of the Code to a corporation subject to taxation under Subchapter C of the Code. As a result of such change for the taxable periods ended December 31, 2017 and 2016, we have been taxed as a corporation and must pay corporate-level federal and state income taxes on our taxable income. Through December 31, 2015, we qualified and elected to be treated as a RIC under Subchapter M of the Code. As a result of our status as a RIC in prior years, we generally were not subject to federal income tax on the portion of our taxable income and capital gains we distributed to our shareholders, but we were also not permitted to carry forward net operating losses from year to year. Because we were taxed as a corporation under Subchapter C of the Code for the tax year ended December 31, 2016, we are able to carry forward any net operating losses historically incurred to succeeding years, which we would not be permitted to do if we were subject to taxation as a RIC under Subchapter M of the Code. However, because we did not qualify for RIC status for the tax years ended December 31, 2017 and 2016, distributions will generally be taxable to our shareholders to the extent of our current and accumulated earnings and profits for U.S. federal tax purposes. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of a shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Qualification as a RIC is made on an annual basis and, although we and some of our subsidiaries have qualified in the past, we cannot assure you that we will qualify for such treatment in the future. If the Company withdraws its election to be regulated as a BDC under the 1940 Act, the Company would remain ineligible to file as a RIC under the Code and would be treated as a C corporation for tax purposes.

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act,” which makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and our shareholders.

Taxation as a RIC

If and to the extent that the Company remains a BDC under the 1940 Act and we satisfy the requirements to be treated as a RIC in a future taxable year, the following discussion is a general summary of the material U.S. federal income tax considerations that would be applicable to us and to an investment in shares of our common stock in such tax year. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment in a year in which we satisfy the requirements to be treated as a RIC. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors will hold our common stock in such a taxable year as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding an investment in our common stock for a year in which we satisfy the requirements to be treated as a RIC. This summary does not discuss any aspects of the Medicare Contribution tax, U.S. estate or gift tax, or foreign, state, or local tax. It does not discuss the special treatment under US federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

GOVERNMENT REGULATION

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

Under current SBA regulations, the maximum rate of interest that Medallion Funding, Medallion Capital and Freshstart may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2017, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2017, our outstanding medallion loans had a weighted average rate of interest 4.41% and our outstanding commercial loans had a weighted average rate of interest of 12.02%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years.

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

On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act and our Board of Directors approved the filing of the Company’s withdrawal form with the SEC to be made on or about April 1, 2018. At that point, we would no longer be a BDC or be subject to the provisions of the 1940 Act applicable to BDCs. For a discussion of the shareholder protections of the 1940 Act that would no longer apply if the Company ceases to operate as a BDC, see “Risk Factors — Risks Relating to Our Business and Structure – Our shareholders would no longer have the protections of the 1940 Act upon the withdrawal of the Company’s election to be regulated as a BDC.”

The remainder of the discussion in this subsection currently applies to our operations as a BDC and would continue to apply in the future only if the Company remains a BDC under the 1940 Act.

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

(c)	satisfies any of the following:

•	does not have any class of securities listed on a national securities exchange, or has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

•	is controlled by a BDC or a group of companies including a BDC, and the BDC in fact exercises a controlling influence on the management or policies of such eligible portfolio company and, as a result of such control, has an affiliated person who is a director of the eligible portfolio company; or

•	is a company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in transactions not involving any public offering from a US issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, US Government securities or high-quality debt securities maturing in one year or less from the time of investment.

(7)	Subject to certain conditions, securities issued by a company that met the definition of eligible portfolio company at the time of our initial investment but subsequently does not meet the definition because the company no longer meets the definition set forth above.

Managerial Assistance to Portfolio Companies

In addition, a BDC must have been organized and have its principal place of business in the US and must be operated for the purpose of making investments in the types of securities described in (1), (2), or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than certain companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to full asset coverage requirements. In addition to the 1940 Act, we are subject to two exemptive orders which govern how we calculate our senior securities and under which we have agreed that we will meet the applicable asset coverage ratios both individually and on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to Our Operations as a BDC—Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital.”

Other considerations under the 1940 Act

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

We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and intend to review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer to be responsible for administering our policies and procedures. If the Company withdraws its election to be regulated as a BDC under the 1940 Act, we anticipate modifying these policies and procedures to reflect our status as a non-BDC.

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

AVAILABLE INFORMATION

Our corporate website is located at www.medallion.com. We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings can be found in the For Investors section of our website, the address of which is http://www.medallion.com/investors.html. Our Code of Ethical Conduct and Insider Trading Policy can be located in the Corporate Governance section of our website at http://www.medallion.com/investors_corporate_governance.html. These documents, as well as our SEC filings are available in print free of charge to any stockholder who requests a copy from our Secretary.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business and Structure

Changes in the taxicab and for-hire vehicle industries have resulted in increased competition and have had a material adverse effect on our business, financial condition, and operations.

There have been recent changes in the taxicab and for-hire vehicle industries that have resulted in increased competition in all of our taxi medallion markets. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. According to the TLC, between January 2017 and January 2018 approximately 16,000 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to approximately 105,100 as of January 31, 2018, an 18% increase from January 2017.

In addition, the New York State legislature enacted a law on December 21, 2011, which was amended on February 17, 2012, to permit cars for-hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law the TLC has issued approximately 8,300 Street Hail Livery licenses since June 2013, of which approximately 3,800 are active.

TLC annualized data through December 2017 has shown a 13.9% reduction in total New York City taxicab fares, compared to the same period in 2016, and a 13.5% reduction in the total number of New York City taxicab trips. Such reductions in fare totals and taxicab trips are likely the result of a combination of ridesharing apps, Street Hail Livery licenses, and other forms of public transportation.

As of December 31, 2017, 15.9% of our managed medallion loan portfolio and 26.1% of our on-balance sheet loan portfolios were 90 days or more past due, compared to 18.8% and 24.4% at December 31, 2016. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. Increased competition from ridesharing apps and Street Hail Livery licenses has reduced our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions, and the value of taxicab medallions. If these trends continue and intensify, there would be a further material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure have had a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, over the past 20 years New York City taxicab medallions had appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions in 2014. As reported by the TLC, individual (owner-driver) medallions and corporate medallions sold for a wide range of prices during 2017. Like many other financial institutions, we evaluate the transactions and cash flows underlying borrower performance and determined that a market value of $324,000, $315,000 net of liquidation costs, was appropriate, reflecting a blend of transactional activity and values supported by borrower cash flows. In March 2017, the New York City Council made changes to the medallion classes, eliminating the distinction between individual and corporate medallions. Until the market fully stabilizes we will not be able to determine the ultimate impact of this change, however, we believe it will allow for greater economic investment as these rules were a significant barrier of entry into the industry.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. The Chicago medallions had appreciated in value from $50,000 in 2003 to approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxicab medallions to approximately $48,000, $47,000 net of liquidation costs, at the end of 2017.

Decreases in the value of our medallion loan collateral has resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of our managed medallion loans was approximately 131% as of December 31, 2017 and 129% as of December 31, 2016. If taxicab medallion values continue to decline, there could be an increase in medallion loan delinquencies, foreclosures, and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral would be diminished, which would result in material losses on defaulted medallion loans which would have a material adverse effect on our business. A substantial decrease in the value of our Chicago medallions purchased out of foreclosure would adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we would realize less than the value at which we had previously recorded such medallions.

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

As of December 31, 2017, we had $327,623,000 of outstanding indebtedness, which had a weighted average borrowing cost of 4.01% at December 31, 2017, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $906,748,000 of outstanding indebtedness at a weighted average borrowing cost of 1.51%.

Most of our borrowing relationships have maturity dates during 2018. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following risk factor. Certain lenders have worked with us to extend and change the terms of the borrowing agreements. See Note 4 for a discussion of the current and new lending arrangements to date.

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

The issuance of debt securities or preferred stock and our borrowing money from banks or other financial institutions may affect holders of our common stock.

Our business may periodically require capital. We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. Any amounts that we use to service our debt or make payments on preferred stock will not be available for distributions to our common shareholders. It is likely that any senior securities we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility. We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities and other indebtedness. Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock, including separate voting rights, and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

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

For so long as we remain a BDC, the 1940 Act imposes numerous constraints on our operations. For a discussion of those constraints, see “Government Regulation—Regulation by the SEC and under the 1940 Act.” Any failure to comply with the requirements imposed on BDCs by the 1940 Act, if applicable, could have material adverse consequences to us or our investors, including possible enforcement action by the SEC. See “Risk Factors—Risks Associated with Our Operations as a BDC.”

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

Change in the Company’s Tax Classification.

RIC qualification rules require that at the end of each quarter of our taxable year, (i) at least 50% of the market value of our assets must be represented by cash, securities of other RICs, US government securities, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of our assets and not greater than 10% of the outstanding voting securities of such issuer and (ii) not more than 25% of the value of our assets may be invested in the securities (other than US government securities or securities of other RICs) of any one issuer, any two or more issuers of which 20% or more of the voting stock is held by us and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or in the securities of one or more qualified publicly traded partnerships. We monitor our compliance with these asset tests and any other investment concentrations in conjunction with the diversification tests. As of December 31, 2017 our largest investment subject to this test was our investment in Medallion Bank, representing 52.9% of our RIC assets, and no other investments were more than 5% of our RIC assets. As a result of our failure of the 25% asset diversification test, we were not eligible to file our tax returns as a RIC for 2017.

Because we did not meet the qualifications for RIC tax treatment for the tax years ended December 31, 2017 and 2016, and now we are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Qualification as a RIC is made on an annual basis and, although we and some of our subsidiaries have qualified in the past, we cannot assure you that we will qualify for such treatment in the future.

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

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to achieve and maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or reduce new investment originations for this purpose. If we are not able to obtain cash from other sources, we may subsequently fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. If the Company withdraws its election to be regulated as a BDC under the 1940 Act, the Company would remain ineligible to file as a RIC under the Code and would be treated as a C corporation for tax purposes. See Note 5 for more information.

Our SBIC subsidiaries may be unable to meet the investment company requirements, which could result in the imposition of an entity-level tax.

Some of our subsidiaries are subject to the SBIA. Our SBIC subsidiaries that are RICs may be prohibited by the SBIA from making the distributions necessary to qualify as a RIC. The SBA has agreed that our SBIC subsidiaries can make these distributions provided we reinvest the distributions in our SBIC subsidiaries as undistributed net realized earnings. We cannot assure you that this will continue to be the SBA’s policy or that our subsidiaries will have adequate capital to make the required adjustments. If our subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC status and a consequent imposition of an entity-level tax at the subsidiary level. In the event we are granted a waiver, we will be required to reinvest the distribution into the SBIC as capital. This may result in us recognizing taxable income without receiving a corresponding amount of cash to pay the distribution. Any failure to pay the distribution could cause a loss of RIC status and the imposition of entity level tax. If the Company withdraws its election to be regulated as a BDC under the 1940 Act, the SBIC subsidiaries would be ineligible to file as a RIC under the Code.

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

We anticipate withdrawing the Company’s election to be regulated as a BDC and may in the future materially change our corporate structure and the nature of our business.

On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act and our Board of Directors approved the filing of the Company’s withdrawal form with the SEC to be made on or about April 1, 2018. At that point, we would no longer be a BDC or be subject to the provisions of the 1940 Act applicable to BDCs.

The withdrawal of the Company’s election to be regulated as a BDC would result in a significant change in our accounting and financial reporting requirements.

If the Company withdraws its election to be regulated as a BDC, as expected, commencing with the second quarter of 2018, the Company would no longer be subject to FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, which would result in a significant change in our accounting and financial reporting requirements. Our financial statements are currently presented and accounted for under the specialized method of accounting applicable to investment companies, which requires us to recognize our investments, including controlled investments, at fair value. As a BDC, we are currently precluded from consolidating any entity other than another investment company that acts as an extension of our investment operations and facilitates the execution of our investment strategy or an investment in a controlled operating company that provides substantially all of its services to us. Our financial statements currently consolidate the accounts of the Company and its wholly-owned investment company subsidiaries, except for Medallion Bank and other portfolio investments. Our financial statements reflect our investment in Medallion Bank and other portfolio investments at fair value, as determined in good faith by our Board of Directors. Medallion Bank’s financial statements are separately provided as a significant unconsolidated wholly-owned subsidiary. If the Company withdraws its election to be regulated as a BDC, the Company will consolidate the financial statements of Medallion Bank and controlled or majority-owned portfolio investments together with those of the Company, which would be a significant change in our accounting and financial reporting requirements.

Our shareholders would no longer have the protections of the 1940 Act upon the withdrawal of the Company’s election to be regulated as a BDC.

If the Company ceases to operate as a BDC, our shareholders would no longer have the following protections of the 1940 Act:

•	we would no longer be subject to the requirement under the 1940 Act that we maintain a ratio of assets to senior securities of at least 200%;

•	we would no longer be subject to provisions of the 1940 Act prohibiting us from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person’s office;

•	we would no longer be required to provide and maintain an investment company blanket bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement;

•	while the majority of our directors would still be required to be “independent” under applicable NASDAQ regulations, we would no longer be required to ensure that a majority of our directors are persons who are not “interested persons,” as defined in the 1940 Act, and certain persons who would be prevented from serving on our Board of Directors if we were a BDC would be able to serve on our Board of Directors;

•	we would no longer be subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates;

•	we would no longer be subject to provisions of the 1940 Act restricting our ability to issue shares below net asset value or in exchange for services or to issue warrants and options;

•	we would no longer be required to disclose the Company’s net asset value per share in our financial statements;

•	we would no longer be subject to provisions of the 1940 Act restricting our ability to change the nature of our business or fundamental investment policies without having to obtain the approval of our shareholders;

•	we would no longer be subject to the provisions of the 1940 Act limiting our ability to grant stock based compensation to officers, directors and employees or to provide a profit sharing program for them; and

•	we would no longer be subject to the other protective provisions set out in the 1940 Act and the rules and regulations promulgated under the 1940 Act.

In addition, we are very much affected by the legal, regulatory, tax and accounting regimes under which we operate. We periodically evaluate whether those regimes and our existing corporate structure are the optimum means for the operation and capitalization of our business. As a result of these evaluations, we may decide to proceed with structural and organizational changes (certain of which may require the approval of our shareholders), which could result in material dispositions of various assets, changes in our corporate form or other fundamental changes. We may incur certain costs in completing these evaluations and may receive no benefit from these expenditures, particularly if we do not proceed with any changes.

If we withdraw our election to be regulated as a BDC, maintaining an exception from registration under the 1940 Act could limit our ability to take advantage of attractive investment opportunities, and the failure to maintain that exception would have material adverse consequences on our business.

A company that meets the definition of an “investment company” under the 1940 Act, in the absence of an exception or exemption, must either register with the SEC as an investment company or elect BDC status. Historically, the composition of the Company’s assets caused us to meet the definition of an “investment company,” and the Company made a corresponding election to be treated as a BDC. If the Company were to de-elect BDC status, as expected, we would either have to operate so as to fall outside the definition of an “investment company” or within an applicable exception. To the extent the Company withdraws its election to be regulated as a BDC, the Company expects to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. The Company would be required to monitor our continued compliance with this exception, which would limit our ability to take advantage of attractive investment opportunities that would cause us to be out of compliance with its limitations and could have a material adverse effect on our business. For example, we could be limited in growing Medallion Capital, Inc., which is currently engaged in a business that generally does not qualify for the exception.

If the SEC or a court were to find that we were required, but failed, to register as an investment company in violation of the 1940 Act, we may have to cease business activities, we would breach representations and warranties and/or be in default as to certain of our contracts and obligations, civil or criminal actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement and a court could appoint a receiver to take control of us and liquidate our business, any or all of which could have a material adverse effect on our business.

We operate in a highly competitive market for investment opportunities.

We compete for investments with other business development companies and other investment funds as well as traditional financial services companies such as commercial banks and credit unions. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than us. We may be unwilling to match our competitors’ pricing, terms, and structure of certain loans and investments opportunities due to potential risks, which may result in us earning less income than our competitors. If we are forced to match our competitors’ pricing, terms, and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us for so long as we remain a BDC.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make distribution payments to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to average assets). As of December 31, 2017 Medallion Bank’s leverage ratio was 14.5% and Medallion Bank may be restricted from declaring and paying dividends as a result of the leverage ratio being below 15%.

Medallion Bank’s use of brokered deposit sources for its deposit-gathering activities may not be available when needed.

Medallion Bank relies on the established brokered deposit market to originate deposits to fund its operations. Medallion Bank’s brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. While Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of deposits. Applicable statutes and regulations restrict the use of brokered deposits and the interest rates paid on such deposits for institutions that are less than “well capitalized”. If the capital levels at Medallion Bank fall below the “well-capitalized” level as defined by the FDIC or the capital level currently required by the FDIC pursuant to its capital maintenance agreement, or if Medallion Bank experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly, and the ability of Medallion Bank to raise deposits from this source could be impaired. Brokered deposits may also not be as stable as other types of deposits. Medallion Bank’s ability to manage its growth to stay within the “well-capitalized” level, and the capital level currently required by the FDIC pursuant to its capital maintenance agreement, which is also considerably higher than the level required to be classified as “well-capitalized”, is critical to Medallion Bank’s retaining open access to this funding source.

Uncertainty relating to the reporting of collateral values for our loans may adversely affect the value of our portfolio.

Medallion loans are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect us against losses. Despite our reliance on collateral values, medallions are income producing assets that generate cash flow which is utilized to repay our loans. We rely on the integrity of the collateral value benchmarks obtained by the applicable regulatory agencies and other third parties. If these benchmarks are artificially influenced by market participants we could suffer losses. We have experienced a significant downward movement in medallion collateral values which may continue, and has caused a negative impact on our valuation analysis and could result in further significant lower fair market value measurements of our portfolio.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2017 by approximately $1,778,000 on an annualized basis, compared to a positive impact of $1,100,000 at December 31, 2016, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($984,000) at December 31, 2017, compared to ($792,000) at December 31, 2016. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

If and to the extent that the Company remains a BDC under the 1940 Act, our ability to enter into certain transactions with our affiliates is restricted. See “Risks Associated with Our Operations as a BDC— The 1940 Act restricts our ability to enter into transactions with our affiliates.”

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

Risks Associated with Our Operations as a BDC

On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act and our Board of Directors approved the filing of the Company’s withdrawal form with the SEC to be made on or about April 1, 2018. At that point, we would no longer be a BDC or be subject to the provisions of the 1940 Act applicable to BDCs.

If and to the extent that the Company remains a BDC under the 1940 Act, the following discussion is a summary of the material risks associated with our operations as a BDC.

We operate in a highly regulated environment, and if we are found to be in violation of any of the 1940 Act, our business could suffer.

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

Senior Securities and Other Indebtedness. We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If we issue senior securities, including debt or preferred stock, we will be exposed to additional risks, including the following:

•	Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be restricted from issuing additional debt, may be limited in making distributions on our stock, and may be required to sell a portion of our investments and, depending on the nature of our leverage, to repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. In addition to the 1940 Act, we are subject to two exemptive orders which govern how we calculate our senior securities and under which we have agreed that we will meet the applicable asset coverage ratios both individually and on a consolidated basis. As of December 31, 2017, our asset coverage was approximately 306%, calculated on a consolidated basis, and 296% calculated on an unconsolidated basis.

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

Since our investments in assets that are not “qualifying assets” exceeded 30% of our total assets as of December 31, 2017, we are precluded from making any follow-on investments in Medallion Bank and our City of Chicago taxicab medallions purchased out of foreclosure, and could be precluded from investing in what we believe are attractive investments, which could have a material adverse effect on our business.

As a business development company, we are not permitted to acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Our investment in Medallion Bank and City of Chicago taxicab medallions purchased out of foreclosure, which are carried in investments other than securities on the consolidated balance sheet, are non-qualifying assets. As of December 31, 2017, the percentage of our total assets that were invested in non-qualifying assets were up to 58.7% on an unconsolidated basis and up to 47.6% on a consolidated basis. We did not satisfy the requirement that no more than 30% of our total assets be comprised of non-qualifying assets, and are currently not permitted to acquire any non-qualifying assets. We are therefore unable to make any investments in non-qualifying assets, including follow-on investments in Medallion Bank and our City of Chicago taxicab medallions purchased out of foreclosure. As a result of such failure, we could also be precluded from investing in what we believe are attractive investments or could be required to dispose of non-qualifying assets at times or on terms that may be disadvantageous to us. We would also not be able to support Medallion Bank’s capital requirements, if any, and Medallion Bank may also not be able to grow as quickly because we are precluded from providing additional funding to Medallion Bank. Any of the foregoing consequences could have a material adverse effect on us. If we purchase a non-qualifying asset after failing to satisfy the requirement that no more than 30% of our total assets be comprised of non-qualifying assets, then we would be deemed to be in violation of the 1940 Act and the violation could also result in an event of default on our debt obligations.

Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized gain or loss for any asset we believe has increased or decreased in value. Typically, there is not a public market for most of the investments in which we have invested and will generally continue to invest. As a result, our Board of Directors values our investments on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines approved by our Board of Directors. Our Board of Directors regularly review the appropriateness and accuracy of the method used in valuing our investments, and makes any necessary adjustments. The types of factors that may be considered in determining the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, market conditions for loans (e.g., values used by other lenders and any active bid/ask market), comparison to publicly traded companies, discounted cash flow, comparable sales and valuations of companies similar to the portfolio company, regulatory factors that may limit the value of the portfolio company, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate over short periods of time and may be based on estimates. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed, and may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. Investors purchasing our securities in connection with an offering based on an overstated net asset value would pay a higher price than the value of our investments might warrant, and investors purchasing our securities in connection with an offering based on an understated net asset value would pay a lower price than the value of our investments might warrant. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. Considering these factors, we have determined that the fair value of our portfolio is above its cost basis. As of December 31, 2017, our net unrealized appreciation on investments was $141,190,000 or 30% of our investment portfolio at cost, and the depreciation on our investments other than securities and other assets was $1,490,000 or 16% of our investments other than securities and other assets at cost.

The 1940 Act restricts our ability to enter into transactions with our affiliates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies, and industries and sectors. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of December 31, 2017, investments in New York City taxi medallion loans represented approximately 81% of our managed taxi medallion loans, which in turn represented 28% of our managed net investment portfolio. We do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry or sector in which we are invested could also negatively impact the aggregate returns we realize.

If we are unable to continue to diversify geographically, our business may be further adversely affected if the New York City taxicab industry experiences a sustained economic downturn.

A significant portion of our loan revenue is derived from medallion loans collateralized by New York City taxicab medallions. An economic downturn in the New York City taxicab industry could lead to an additional increase in defaults on our medallion loans. We cannot assure you that we will be able to sufficiently diversify our operations geographically.

An economic downturn could result in additional commercial and consumer loan customers experiencing declines in business activities and/or personal resources, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial and consumer loan portfolios.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary Chapter 7 case to a Chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At December 31, 2017, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. See page 43 for additional information regarding this matter.

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

On December 20, 2017, a stockholder derivative action was filed in the Supreme Court of the State of New York, County of New York (Shields v. Murstein, et al.). The complaint names us as a nominal defendant and purports to assert claims derivatively on our behalf against certain of our current directors, one of our former directors, and a former independent contractor for one of our subsidiaries. The complaint alleges that the director defendants breached their fiduciary duties with respect to certain alleged misconduct by the former independent contractor involving postings about us under an alleged pseudonym. On January 25, 2018, we and the director defendants filed a motion to dismiss the action. Plaintiff filed his opposition to the motion on March 1, 2018. We and the director defendants have until March 22, 2018 to file reply papers in further support of the motion. We believe the case is without merit and intend to defend it vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2012 and compares the Company’s Common Stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2012 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulative Total Return

Based on Initial Investment of $100 on December 31, 2012

with dividends reinvested

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of March 13, 2018, there were approximately 349 holders of record of our common stock.

On March 13, 2018, the last reported sale price of our common stock was $4.65 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2017	DISTRIBUTIONS DECLARED	HIGH	LOW
Fourth Quarter	$0.00	$4.09	$2.12
Third Quarter	0.00	2.64	2.10
Second Quarter	0.00	2.93	1.84
First Quarter	0.00	3.33	1.68

2016
Fourth Quarter	$0.00	$4.59	$2.95
Third Quarter	0.05	8.12	3.95
Second Quarter	0.05	9.42	7.00
First Quarter	0.25	9.90	6.11

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

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through December 31, 2014	576,143	10.21	576,143	14,120,043
January 1 through December 31, 2015	413,193	7.77	413,193	24,398,115
January 1 through December 31, 2016	361,174	4.22	361,174	22,874,509
January 1 through December 31, 2017	—	—	—	22,874,509

Total	2,931,125	8.39	2,931,125

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In October 2017, we extended the terms of the Stock Repurchase Program. Purchases were to commence no earlier than November 2017 and conclude 180 days after the commencement of the purchases.

ITEM 6. SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

	Year ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Statement of operations
Investment income	$19,624	$25,088	$42,653	$41,068	$34,929
Interest expense	13,770	12,638	9,422	8,543	8,361

Net interest income	5,854	12,450	33,231	32,525	26,568
Noninterest income	107	408	319	509	1,282
Operating expenses	13,810	22,786	16,724	17,889	15,661

Net investment income (loss) before income taxes	(7,849)	(9,928)	16,826	15,145	12,189
Income tax benefit	728	10,047	—	—	—

Net investment income (loss) after income taxes	(7,121)	119	16,826	15,145	12,189
Net realized gains (losses) on investments	(43,744)	457	7,636	(5,607)	692
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	9,483	130,121	16,830	15,643	5,060
Net change in unrealized appreciation (depreciation) on investments (1)	8,222	(22,863)	(2,295)	6,412	1,020
Net change in unrealized appreciation (depreciation) on investments other than securities	(2,060)	(28,372)	(9,621)	(2,901)	6,815
Income tax (provision) benefit	35,498	(55,947)	—	—	—

Net increase in net assets resulting from operations	$278	$23,515	$29,376	$28,692	$25,776

Per share data
Net investment income (loss)	($0.33)	($0.41)	$0.69	$0.60	$0.55
Income tax (provision) benefit	1.51	(1.90)	—	—	—
Net realized gains (losses) on investments	(1.82)	0.02	0.31	(0.22)	0.03
Net change in unrealized appreciation on investments (1)	0.65	3.26	0.2	0.76	0.58

Net increase in net assets resulting from operations	$0.01	$0.97	$1.20	$1.14	$1.16

Distributions declared per share	$0.00	$0.35	$1.00	$0.96	$0.90

Weighted average common shares outstanding
Basic	23,919,994	24,123,888	24,315,427	24,850,496	21,850,415
Diluted	24,053,307	24,173,020	24,391,959	25,073,323	22,225,783

Balance sheet data
Net investments	$610,135	$652,278	$606,959	$527,601	$473,157
Total assets	635,522	689,377	689,050	632,287	595,053
Total funds borrowed	327,623	349,073	404,540	348,795	314,958
Total liabilities	348,363	403,281	410,962	357,617	321,558
Total shareholders’ equity	287,159	286,096	278,088	274,670	273,495

Managed balance sheet data (2)
Net investments	$1,380,054	$1,517,592	$1,501,555	$1,310,685	$1,144,596
Total assets	1,565,889	1,605,435	1,631,118	1,469,751	1,305,809
Total funds borrowed	1,234,371	1,257,515	1,313,436	1,156,735	997,295
Total liabilities	1,278,730	1,319,340	1,353,030	1,195,081	1,032,314

	Year ended December 31,
	2017	2016	2015	2014	2013
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income (loss) after taxes	(1.07)%	0.02%	2.59%	2.51%	2.19%
Net increase in net assets resulting from operations	0.04	3.48	4.53	4.75	4.64
Return on average equity (ROE) (4)
Net investment income (loss) after taxes	(2.49)	0.04	6.08	5.48	5.40
Net increase in net assets resulting from operations	0.10	8.49	10.61	10.39	11.42

Weighted average yield	3.12%	4.17%	7.74%	8.25%	7.60%
Weighted average cost of funds	2.19	2.10	1.71	1.71	1.82

Net interest margin (5)	0.93	2.07	6.03	6.54	5.78

Noninterest income ratio (6)	0.02	0.07	0.06	0.10	0.28
Total expense ratio (7)	(1.37)	13.5	4.75	5.31	5.23
Operating expense ratio (8)	2.20	3.78	3.04	3.60	3.41

As a percentage of net investment portfolio
Medallion loans	34%	41%	51%	59%	63%
Commercial loans	15	13	14	14	13
Investment in Medallion Bank and other controlled subsidiaries	49	45	26	26	23
Equity investments	2	1	1	1	1
Investment securities	—	—	8	—	—

Investments to assets (9)	96%	95%	88%	83%	80%
Equity to assets (10)	45	42	40	43	46
Debt to equity (11)	114	122	145	127	115

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the year in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets, and includes the goodwill impairment of $5,099 in 2016. Excluding the impairment writeoff, the ratio was 0.77% in 2016.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity, and includes the goodwill impairment of $5,099 in 2016. Excluding the impairment writeoff, the ratio was 1.88% in 2016.
(5)	Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $0 in 2017, $0 in 2016, $817 in 2015, $4,160 in 2014, and $2,326 in 2013, and also included dividends from Medallion Bank and other controlled subsidiaries of $1,278 in 2017, $3,000 in 2016, $18,889 in 2015, $15,000 in 2014, and $12,000 in 2013. On a managed basis, combined with Medallion Bank, the net interest margin was 6.99%, 6.77%, 6.98%, 7.09%, and 6.66% for 2017, 2016, 2015, 2014, and 2013.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets, and includes the goodwill impairment of $5,099 in 2016. Excluding the impairment writeoff, the ratio was 12.65% in 2016.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets, and includes the goodwill impairment of $5,099 in 2016. Excluding the impairment writeoff, the ratio was 2.94% in 2016.
(9)	Represents net investments divided by total assets as of December 31.
(10)	Represents total shareholders’ equity divided by total assets as of December 31.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of December 31.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2017, 2016, and 2015. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 19. Additionally, more information about our business activities can be found in “Business”.

CRITICAL ACCOUNTING POLICIES

The SEC has issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of our consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by us include valuation of loans, equity investments, and investments in subsidiaries, evaluation of the recoverability of accounts receivable and income tax assets, and the assessment of litigation and other contingencies. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although we believe that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2017 are reasonable, actual results could differ materially from the estimated amounts recorded in our financial statements.

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16%. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 2%, and our commercial loan portfolio at a compound annual growth rate of 4% (5% and 4% on a managed basis when combined with Medallion Bank). In January 2017, we announced our plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,593,000,000 as of December 31, 2017 and $1,632,000,000 as of December 31, 2016 and have grown at a compound annual growth rate of 10% from $215,000,000 at the end of 1996.

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

We are a closed-end, non-diversified management investment company, organized as a Delaware corporation, under the 1940 Act. We have elected to be treated as a BDC, under the 1940 Act. On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act and our Board of Directors approved the filing of the Company’s withdrawal form with the SEC to be made on or about April 1, 2018. At that point, we would no longer be a BDC or be subject to the provisions of the 1940 Act applicable to BDCs.

For our tax years ended December 31, 2017 and 2016, we did not qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and therefore we became subject to taxation as a corporation under Subchapter C of the Code. We had in previous years qualified and elected to be treated for federal income tax purposes as a RIC. As a RIC, we generally did not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distributed to our shareholders as dividends, if we met certain source-of-income and asset diversification requirements. Medallion Bank is not a RIC and must pay corporate-level US federal and state income taxes. See Note 5 for more information.

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxicab medallion and commercial loans to Medallion Bank, who originated these loans, and have been serviced by MSC. However, at this time Medallion Bank is not originating any new taxi medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $491,391,000 as of December 31, 2017. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company.

If the Company withdraws its election to be regulated as a BDC, as expected, commencing with the second quarter of 2018, the Company would no longer be subject to FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, which would result in a significant change in our accounting and financial reporting requirements. Our financial statements are currently presented and accounted for under the specialized method of accounting applicable to investment companies, which requires us to recognize our investments, including controlled investments, at fair value. As a BDC, we are currently precluded from consolidating any entity other than another investment company that acts as an extension of our investment operations and facilitates the execution of our investment strategy or an investment in a controlled operating company that provides substantially all of its services to us. Our financial statements currently consolidate the accounts of the Company and its wholly-owned investment company subsidiaries, except for Medallion Bank and other portfolio investments. Our financial statements reflect our investment in Medallion Bank and other portfolio investments at fair value, as determined in good faith by our Board of Directors. Medallion Bank’s financial statements are separately provided as a significant unconsolidated wholly-owned subsidiary. If the Company withdraws its election to be regulated as a BDC, the Company will consolidate the financial statements of Medallion Bank and controlled or majority-owned portfolio investments together with those of the Company.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as discussed previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016 and 2017. We incorporated these new factors in the Medallion Bank fair value analysis, and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the third quarter of 2016 there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016 and $7,849,000 was recorded in 2017. See Note 3 for additional information about Medallion Bank.

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

	December 31, 2017		December 31, 2016		December 31, 2015
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	4.23%	$167,226	3.67%	$202,469	3.72%	$213,356
Newark	5.34	21,935	5.27	23,267	5.26	24,585
Chicago	4.74	19,436	4.54	38,091	4.87	39,406
Boston	4.51	18,564	4.52	25,857	4.63	26,436
Cambridge	4.55	773	4.47	4,401	4.64	6,607
Other	7.95	482	7.26	965	7.27	1,043

Total medallion loans	4.41	228,416	4.01	295,050	4.09	311,433

Deferred loan acquisition costs		201		289		413
Unrealized depreciation on loans		(20,338)		(28,523)		(3,438)

Net medallion loans		$208,279		$266,816		$308,408

Commercial loans
Secured mezzanine	12.09%	$88,334	13.47%	$76,469	13.59%	$67,849
Asset based	—	—	—	—	5.82	3,750
Other secured commercial	9.39	2,477	9.33	8,657	10.68	12,622

Total commercial loans	12.02	90,811	13.05	85,126	12.80	84,221

Deferred loan acquisition income		(110)		(114)		(87)
Unrealized depreciation on loans		(513)		(1,378)		(2,239)

Net commercial loans		$90,188		$83,634		$81,895

Investment in Medallion Bank and other controlled subsidiaries	0.83%	$143,227	2.13%	$140,610	12.74%	$141,273

Unrealized appreciation on subsidiary investments		158,920		152,750		18,640

Investment in Medallion Bank and other controlled subsidiaries		$302,147		$293,360		$159,913

Equity investments	0.00%	$6,400	0.00%	$4,534	0.72%	$4,277

Unrealized appreciation on equities		3,121		3,934		2,582

Net equity investments		$9,521		$8,468		$6,859

Investment securities	—%	$—	—%	$—	0.35%	$49,902

Unrealized depreciation on investment securities		—		—		(18)

Net investment securities		$—		$—		$49,884

Investments at cost (2)	4.73%	$468,854	4.94%	$525,320	7.06%	$591,106

Deferred loan acquisition costs		91		175		326
Unrealized appreciation on controlled subsidiaries, equity investments, and investment securities		162,041		156,684		21,204
Unrealized depreciation on loans		(20,851)		(29,901)		(5,677)

Net investments		$610,135		$652,278		$606,959

Medallion Bank investments
Consumer loans	15.02%	$693,289	14.27%	$708,524	14.06%	$626,132
Medallion loans	4.30	222,252	3.75	296,436	3.84	338,285
Commercial loans	2.28	1,598	3.40	2,567	5.23	44,634
Investment securities	2.40	43,582	2.27	37,420	2.30	35,713

Medallion Bank investments at cost (2)	11.94	960,721	10.83	1,044,947	9.97	1,044,764

Deferred loan acquisition costs		11,097		12,371		11,400
Unrealized depreciation on investment securities		(368)		(797)		(501)
Premiums paid on purchased securities		265		238		311
Unrealized depreciation on loans		(63,417)		(54,819)		(24,081)

Medallion Bank net investments		$908,298		$1,001,940		$1,031,893

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 10.89%, 9.74%, and 9.03% at December 31, 2017, 2016, and 2015.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at December 31, 2017 was 4.73% (6.58% for the loan portfolio), a decrease of 24 basis points from 4.97% at December 31, 2016, which was a decrease of 209 basis points from 7.06% at December 31, 2015. The decreased yield from 2015 was primarily attributable to the decreased yield in our investment in Medallion Bank and other controlled subsidiaries. The weighted average yield of the total managed portfolio at December 31, 2017 was 10.61% (10.89% for the loan portfolio), an increase of 111 basis points from 9.50% at December 31, 2016, which was an increase of 97 basis points from 8.53% at December 31, 2015. The increased yield of the total managed portfolio was mainly due to the higher yield of the total managed commercial portfolio, driven by our exit from the asset-based lending business which had a lower average yield in comparison to our mezzanine and other secured commercial loans, and the higher yield of our consumer loans.

Medallion Loan Portfolio

Our medallion loans comprised 34% of the net portfolio of $610,135,000 at December 31, 2017, compared to 41% of the net portfolio of $652,278,000 at December 31, 2016, and 51% of $606,959,000 at December 31, 2015. Our managed medallion loans of $388,001,000 comprised 28% of the net managed portfolio of $1,380,054,000 at December 31, 2017, compared to 35% the net managed portfolio of $1,517,592,000 at December 31, 2016, and 43% of $1,501,555,000 at December 31, 2015. The medallion loan portfolio decreased by $58,537,000 or 22% in 2017 (and decreased by $140,642,000 or 27% on a managed basis). The decreases in outstandings were primarily concentrated in the New York and Chicago markets, although all markets declined, and reflected increased realized and unrealized losses and net amortization of loan principal. Total medallion loans serviced for third parties were $26,349,000, $24,796,000, and $26,959,000 at December 31, 2017, 2016, and 2015.

The weighted average yield of the medallion loan portfolio at December 31, 2017 was 4.41%, an increase of 40 basis points from 4.01% at December 31, 2016, which was a decrease of 8 basis points from 4.09% at December 31, 2015. The weighted average yield of the managed medallion loan portfolio at December 31, 2017 was 4.36%, an increase of 48 basis points from 3.88% at December 31, 2016, which was a decrease of 8 basis points from 3.96% at December 31, 2015. The fluctuation in yield primarily reflected the repricing of the existing portfolio to current market interest rates. At December 31, 2017, 27% of the medallion loan portfolio represented loans outside New York, compared to 31% at year-end 2016 and 2015. At December 31, 2017, 19% of the managed medallion loan portfolio represented loans outside New York, compared to 24% and 26% at year-end 2016 and 2015.

Commercial Loan Portfolio

Our commercial loans represented 15% of the net investment portfolio as of December 31, 2017, compared to 13% and 14% at December 31, 2016 and 2015, and were 7%, 6%, and 8% on a managed basis. Commercial loans increased by $6,554,000 or 8% during 2017 (increased by $5,583,000 or 6% on a managed basis), primarily reflecting the growth in the mezzanine loan portfolio. Net commercial loans serviced for third parties were $747,000 at December 31, 2017 and $1,644,000 at December 31, 2016, and serviced by third parties were $3,419,000 at December 31, 2015.

The weighted average yield of the commercial loan portfolio at December 31, 2017 was 12.02%, a decrease of 103 basis points from 13.05% at December 31, 2016, which was an increase of 25 basis points from 12.80% at December 31, 2015. The weighted average yield of the managed commercial loan portfolio at December 31, 2017 was 11.85%, a decrease of 91 basis points from 12.76% at December 31, 2016, which was an increase of 258 basis points from 10.18% at December 31, 2015. The decreases primarily reflected the recent lower rates on certain of the mezzanine loans. At December 31, 2017, variable-rate loans represented 0% of the commercial portfolio, compared to 7% and 9% at December 31, 2016 and 2015, and were 0%, 7%, and 38% on a managed basis.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 49% of the managed net investment portfolio as of December 31, 2017, compared to 46% and 41% at December 31, 2016 and 2015. Medallion Bank originates fixed rate consumer loans secured by recreational vehicles, boats, trailers, and home improvements located in all 50 states. The portfolio is serviced by a third party subsidiary.

The consumer loans declined by $17,183,000 or 2% during 2017, reflecting the sale of $221,000,000 of consumer loans to a third party investor in 2017, partially offset by strong origination growth during the year.

The weighted average gross yield of the managed consumer loan portfolio was 15.02% at December 31, 2017, compared to 14.27% and 14.06% at December 31, 2016 and 2015. The increase in yield primarily reflected the sales in 2017 of $221,000,000 of mostly lower-yielding home improvement loans. Adjustable rate loans represented 7% of the managed consumer portfolio at December 31, 2017, compared to 12% and 20% at December 31, 2016 and 2015, reflecting Medallion Bank no longer offering variable rate recreation loans since January 2014.

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

The following table shows the trend in loans 90 days or more past due as of December 31.

	2017		2016		2015
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$59,701	18.7%	$71,976	18.9%	$11,880	3.0%

Commercial loans
Secured mezzanine	—	0.0	1,390	0.4	1,390	0.4
Other secured commercial	749	0.2	734	0.2	945	0.2

Total commercial loans	749	0.2	2,124	0.6	2,335	0.6

Total loans 90 days or more past due	$60,450	18.9%	$74,100	19.5%	$14,215	3.6%

Total Medallion Bank loans	$16,115	1.8%	$42,269	4.2%	$17,154	1.7%

Total managed loans 90 days or more past due	$76,565	6.2%	$116,369	8.4%	$31,369	2.2%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In

March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At December 31, 2017, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

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

The recent increases in medallion delinquencies reflected our borrowers experiencing declining cash flows due to competitive internet ride hailing services and decreases in medallion values putting stress on certain of our borrowers, all of whom we continue to work with. We have vigorously pursued strategies to offset these declines which have included adding personnel to the collection staff, receiving principal reductions as loans renew, and requiring additional collateral so as to offer temporary solutions until cash flows improve. Additionally, we have had some success in assisting delinquent customers in selling their medallions to new owners putting a reasonable amount of cash equity into the sale so as to reduce our exposure on the collateral. This in turn has improved the overall cash flow to debt service ratio. Medallion Bank delinquencies have declined during 2017 due to an increase in medallion loan charge-offs during the year.

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

The following table sets forth the pretax changes in our unrealized appreciation (depreciation) on investments, for the years ended December 31, 2017, 2016, and 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$—	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	18,132	1,141	—	(9,621)	9,652
Depreciation on investments	(3,568)	(176)	586	(1,426)	(18)	(68)	(4,670)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	(9)	—	—	(4,818)
Losses on investments	130	886	—	301		—	1,317
Other (1)	—	—	(967)	967	—	—	—

Balance December 31, 2015	(3,438)	(2,239)	18,640	2,582	(18)	28,956	44,483
Net change in unrealized
Appreciation on investments	—	—	133,805	2,979	7	(28,372)	108,419
Depreciation on investments	(28,028)	318	305	—	5	—	(27,400)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(1,627)	—	—	(1,627)
Losses on investments	2,943	543	—	—	12	—	3,498
Other	—	—	—	—	(6)	—	(6)

Balance December 31, 2016	(28,523)	(1,378)	152,750	3,934	—	584	127,367
Net change in unrealized
Appreciation on investments	—	—	6,170	2,060	—	(821)	7,409
Depreciation on investments	(37,335)	(410)	—	(277)	—	(1,253)	(39,275)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(3,082)	—	—	(3,082)
Losses on investments	45,520	1,275	—	486	—	—	47,281
Other	—	—	—	—	—	—	—

Balance December 31, 2017	($20,338)	($513)	$158,920	$3,121	$—	($1,490)	$139,700

(1)	Reclassification of Medallion Motorsports from equity investments to controlled subsidiaries.

The following table presents credit-related information for the investment portfolios as of December 31.

(Dollars in thousands)	2017	2016	2015
Total loans
Medallion loans	$208,279	$266,816	$308,408
Commercial loans	90,188	83,634	81,895

Total loans	298,467	350,450	390,303
Investments in Medallion Bank and other controlled subsidiaries	302,147	293,360	159,913
Equity investments (1)	9,521	8,468	6,859
Investment securities	—	—	49,884

Net investments	$610,135	$652,278	$606,959

Net investments at Medallion Bank and other controlled subsidiaries	$908,297	$1,001,940	$1,031,893
Managed net investments	$1,380,054	$1,517,592	$1,501,555

Unrealized appreciation (depreciation) on investments
Medallion loans	($20,338)	($28,523)	($3,438)
Commercial loans	(513)	(1,378)	(2,239)

Total loans	(20,851)	(29,901)	(5,677)
Investments in Medallion Bank and other controlled subsidiaries	158,920	152,750	18,640
Equity investments	3,121	3,934	2,582
Investment securities	—	—	(18)

Total unrealized appreciation (depreciation) on investments	$141,190	$126,783	$15,527

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($63,785)	($55,616)	($24,582)
Managed total unrealized depreciation on investments	$77,405	$71,167	($9,055)

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(8.90%)	(9.67%)	(1.10%)
Commercial loans	(0.57)	(1.62)	(2.66)
Total loans	(6.53)	(7.87)	(1.43)
Investments in Medallion Bank and other controlled subsidiaries	110.96	108.63	13.19
Equity investments	48.77	86.77	60.39
Investment securities	—	—	—
Net investments	30.11	24.13	2.63

Net investments at Medallion Bank and other controlled subsidiaries	(6.64%)	(5.32%)	(2.35%)
Managed net investments	5.99%	4.96%	(0.60%)

(1)	Represents common stock, warrants, preferred stocks, and limited partnership interests held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolio for the years ended December 31, 2017, 2016, and 2015.

(Dollars in thousands)	2017	2016	2015
Realized gains (losses) on loans and equity investments
Medallion loans	($49,609)	($2,938)	($140)
Commercial loans(1)	(1,412)	1,284	(946)

Total loans	(51,021)	(1,654)	(1,086)
Investments in Medallion Bank and other controlled subsidiaries	—	214	8,108
Equity investments	7,277	1,884	614
Investment securities	—	13	—

Total realized gains (losses) on loans and equity investments	($43,744)	$457	$7,636

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(43,256)	(35,341)	(10,388)

Total managed realized gains (losses) on loans and equity investments	($87,000)	($34,884)	($2,752)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(17.76%)	(0.97%)	(0.04%)
Commercial loans	(1.71)	1.49	(1.23)
Total loans	(14.10)	(0.42)	(0.28)
Investments in Medallion Bank and other controlled subsidiaries	—	0.14	6.07
Equity investments	119.20	41.15	10.87
Investment securities	—	0.01	—
Net investments	(8.50)	0.08	1.40

Net investments at Medallion Bank and other controlled subsidiaries	(4.19%)	(3.33%)	(1.06%)
Managed net investments	(6.19%)	(2.34%)	(0.20%)

(1)	Includes $2,056 of gain recognized on the sale of the asset based lending portfolio in 2016.

The table below summarizes pre-tax components of unrealized and realized gains and losses in the investment portfolio for the years ended December 31, 2017, 2016, and 2015.

(Dollars in thousands)	2017	2016	2015
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$2,060	$2,986	$288
Unrealized depreciation	(38,022)	(27,705)	(3,822)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	9,483	130,121	21,638
Realized gains	(3,082)	(1,627)	(4,818)
Realized losses	47,281	3,498	1,317
Net unrealized losses on investments other than securities and other assets	(2,075)	(28,387)	(9,689)

Total	$15,645	$78,886	$4,914

Net realized gains (losses) on investments
Realized gains	$3,082	$—	$4,818
Realized losses	(47,281)	(3,486)	(1,317)
Other gains	4,684	4,140	4,261
Direct chargeoffs	(4,229)	(197)	(126)

Total	($43,744)	$457	$7,636

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 49%, 45%, and 26% of our total portfolio at December 31, 2017, 2016, and 2015. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank, including $3,000,000 in 2016 and $8,000,000 in 2015. Separately, Medallion Bank declared dividends to us of $3,000,000 in 2016 and $18,000,000 in 2015. See Note 3 of the consolidated financial statements for additional information about these investments.

Equity Investments

Equity investments were 2% of our total portfolio at December 31, 2017, and were 1% as of December 31, 2016 and 2015. Equity investments were 1%, 1%, and less than 1% of our total managed portfolio at December 31, 2017, 2016, and 2015. Equity investments are comprised of common stock, warrants, preferred stock, and limited partnership interests.

Investment Securities

Investment securities were 0%, 0%, and 8% of our total portfolio at December 31, 2017, 2016, and 2015. Investment securities were 3%, 2%, and 6% of our total managed portfolio at December 31, 2017, 2016, and 2015. The investment securities are primarily U.S. Treasury bills and adjustable-rate mortgage-backed securities purchased by us and Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the years ended December 31, 2017, 2016, and 2015. Our average balances decreased during the year reflecting the fluctuations in the investment portfolio and Medallions Bank’s average decreased, mainly reflecting the sale of $221,000,000 of consumer loans to a third party, offset by strong growth in the consumer loan portfolio. The increase in borrowing costs reflected the increase of interest rates and changes in our borrowing mix, and Medallion Bank’s lengthening of the maturity profile of its certificates of deposit.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2017
DZ loan	$2,892	$102,894	2.81%
Notes payable to banks	3,164	84,219	3.76
SBA debentures and borrowings	3,099	80,284	3.86
Preferred securities	1,111	33,000	3.37
Retail notes	3,504	33,625	10.42

Total	$13,770	$334,022	4.12

Medallion Bank borrowings	13,869	913,072	1.52

Total managed borrowings	$27,639	$1,247,094	2.22

December 31, 2016
DZ loan	$2,670	$119,492	2.23%
Notes payable to banks	3,119	105,893	2.95
SBA debentures	3,134	79,175	3.96
Preferred securities	945	33,000	2.87
Retail notes	2,501	23,748	10.53
Margin loans	269	18,997	1.42

Total	$12,638	$380,305	3.32

Medallion Bank borrowings	11,762	924,235	1.27

Total managed borrowings	$24,400	$1,304,540	1.87

December 31, 2015
Revolving lines of credit	$2,413	$122,482	1.97%
Notes payable to banks	3,247	124,666	2.60
SBA debentures	2,776	68,018	4.08
Preferred securities	812	33,000	2.46
Margin loans	174	13,572	1.28

Total	$9,422	$361,738	2.60

Medallion Bank borrowings	9,205	851,474	1.08

Total managed borrowings	$18,627	$1,213,212	1.54

We will continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2017, 2016, and 2015, short-term adjustable rate debt constituted 55%, 59%, and 75% of total debt, and was 15%, 16%, and 23% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on at least an annual basis. Our analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from nonfinancial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016 and 2017. We incorporated these new factors in the Medallion Bank’s fair value analysis and Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that we believe heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016 and $7,849,000 was recorded in 2017. See Note 3 for additional information about Medallion Bank.

Consolidated Results of Operations

For the Years Ended December 31, 2017 and 2016

Net increase in net assets resulting from operations was $278,000 or $0.01 per diluted common share in 2017, down $23,237,000 or 99% from $23,515,000 or $0.97 per share in 2016, primarily reflecting an increase in net realized/unrealized losses on the investment portfolio and lower net interest income, partially offset by an increased income tax benefit and lower operating expenses. Net investment loss after income taxes was $7,121,000 or $0.30 per share in 2017, down $7,240,000 from income of $119,000 or less than $0.01 in 2016.

Investment income was $19,624,000 in 2017, down $5,464,000 or 22% from $25,088,000 a year ago, and included in 2017 and 2016 were $1,278,000 and $3,000,000 in dividends from Medallion Bank and other controlled subsidiaries. The decrease was also due to $5,514,000 of interest forgone in 2017, compared to $2,634,000 in 2016. The yield on the investment portfolio was 3.12% in 2017, down 25% from was 4.17% in 2016. Excluding the dividends, the 2017 yield was down 20% to 2.92% from 3.67% in 2016, reflecting the above. Average investments outstanding were $629,089,000 in 2017, up 4% from $602,349,000 in the prior year primarily reflecting growth in the commercial portfolio and subsidiary investments.

Medallion loans were $208,279,000 at year end, down $58,537,000 or 22% from $266,816,000 a year ago, representing 34% of the investment portfolio, compared to 41% a year ago, and were yielding 4.41% compared to 4.01% a year ago. The decrease in outstandings was primarily concentrated in the New York and Chicago markets, although all markets declined, and was primarily attributable to realized losses recognized and net amortization of loan principal. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $414,350,000 at year end, down $139,089,000 or 25% from $553,439,000 a year ago, reflecting the above, and realized losses taken and principal amortization at Medallion Bank. The commercial loan portfolio was $90,188,000 at year end, compared to $83,634,000 a year ago, an increase of $6,554,000 or 8%, and represented 15% of the investment portfolio compared to 13% a year ago. The increase was primarily attributable to increases in the secured mezzanine portfolio, partially offset by decreases in other secured commercial loans. Commercial loans yielded 12.02% at year end, down 8% from 13.05% a year ago, reflecting lower yields on certain recent loans. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $92,530,000 at year end, up

$4,686,000 or 5% from $87,844,000 a year ago, reflecting the above. Investments in Medallion Bank and other controlled subsidiaries were $302,147,000 at year end, up $8,787,000 or 3% from $293,360,000 a year ago, primarily reflecting the appreciation and equity in the earnings of Medallion Bank other portfolio company investments, capital contributions made, dividends paid, portfolio sales, and the net valuation adjustment, and which represented 49% of the investment portfolio at the end of 2017 and 45% in the prior year, and which yielded 0.83% at year end, compared to 2.13% a year ago, primarily reflecting reduced dividends from Medallion Bank. See Notes 3 and 11 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $9,521,000 at year end, up $1,053,000 or 12% from $8,468,000 a year ago, primarily reflecting increase in investments held, and which represented 2% of the investment portfolio at the end of 2017 and 1% in the prior year, and had a dividend yield of 0% in both years.

Interest expense was $13,770,000 in 2017, up $1,132,000 or 9% from $12,638,000 in 2016. The increase in interest expense was primarily due to increased borrowing costs on floating rate borrowings. The cost of borrowed funds was 4.12% in 2017, compared to 3.32% a year ago, an increase of 24%, reflecting the recent increases in market interest rates. Average debt outstanding was $334,022,000 in 2017, compared to $380,305,000 a year ago, down 12%, primarily reflecting decreased borrowings required to fund the contracting medallion loan portfolio. See page 48 for a table that shows average balances and cost of funds for our funding sources.

Net interest income was $5,854,000 and the net interest margin was 0.93% in 2017, down $6,596,000 or 53% from $12,450,000 a year ago, which represented a net interest margin of 2.07%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, management fees, servicing fee income, late charges, and other miscellaneous income was $107,000 in 2017, down $301,000 or 74% from $408,000 a year ago, primarily reflecting lower management and other fees generated from the portfolios.

Operating expenses were $13,810,000 in 2017, down $8,976,000 or 39% from $22,786,000 in 2016 which included a $5,099,000 goodwill write off. Salaries and benefits expense was $7,508,000 in the year, down $4,262,000 or 36% from $11,770,000 in 2016 primarily due to a reduction in bonus costs recorded in the current period and lower salary expenses due to the sale of its asset-based lending division in the prior year. Professional fees were $2,619,000 in 2017, up $272,000 or 12% from $2,347,000 a year ago, primarily reflecting higher legal and other professional fee expenses for a variety of corporate and investment-related matters. Occupancy expense was $1,069,000 in 2017, up $103,000 or 11% from $966,000 in 2016, primarily reflecting annual increases in rent expense at various locations. Other operating expenses of $2,614,000 in 2017 were down $10,000 from $2,604,000 a year ago reflecting decreased travel and entertainment expenses, directors’ fees, miscellaneous taxes and reduced expense reimbursements, partially offset by increases in collection and other expenses.

Total income tax benefit was $36,226,000 in 2017 compared to income tax expense of $45,900,000 in 2016, a change of $82,126,000. Total taxes were comprised of three components, a $728,000 benefit related net investment loss compared to $10,047,000 in 2016, benefits related to realized losses and unrealized appreciation on investments of $15,955,000 and $19,543,000, compared to provisions of $384,000 and $55,563,000 in 2016. The tax benefit recorded in 2017 reflected the $17,279,000 for adjustment to implement the change in US tax law rates on the net tax liabilities. See Note 5 for more information.

Net change in unrealized appreciation on investments was $15,645,000 in 2017, compared to $78,886,000 in 2016, a decrease in appreciation of $63,241,000. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was appreciation of $6,162,000 in 2017 compared to a depreciation of $51,235,000 in 2016, resulting in increased appreciation of $57,397,000 in 2017. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2017 activity resulted from a net appreciation on Medallion Bank and other controlled subsidiaries of $9,483,000, reversals of unrealized depreciation associated with charged off loans of $46,795,000, partially offset by unrealized depreciation on loans of $37,745,000, the reversal of unrealized appreciation on investments that were exited with a realized gain of $3,082,000, unrealized depreciation on investments other than securities and other assets of $2,075,000, and net unrealized appreciation on equity investments of $2,269,000. The 2016 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $130,121,000 and by reversals of unrealized depreciation associated with charged off loans of $3,486,000, partially offset by unrealized depreciation on loans of $27,710,000, investments other than securities of $28,372,000, and net unrealized appreciation on investment securities of $1,367,000. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $1,278,000 in 2017 and $3,000,000 in 2016.

Our net realized losses on investments were $43,744,000 in 2017 compared to gains of $457,000 in 2016, an increase in realized losses of $44,201,000 in 2017. The 2017 activity reflected the reversals described in the unrealized paragraph above, other gain on the liquidation of other investment securities of $4,684,000, and net loan chargeoffs of $4,715,000, inclusive of losses on equity investments. The 2016 activity reflected the reversals described in the unrealized paragraph above, and other net loan chargeoffs of $224,000, partially offset by gains of $2,111,000 from the sale of investment securities and $2,057,000 from the sale of the asset-based lending portfolio.

Our net realized/unrealized gains on investments were $7,399,000 in 2017, compared to $23,396,000 in 2016, a decrease of $15,997,000 or 68% of net gains in the year, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $79,564,000 with a weighted average interest rate of 3.39%, constituting 24% of our total indebtedness, and retail notes of $33,625,000, with a weighted average interest rate of 9.00%, constituting 10% of total indebtedness as of December 31, 2017. Also, as of December 31, 2017, certain of the certificates of deposit were for terms of up to 57 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2017, compared to the respective positions at the end of 2016 and 2015. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

	December 31, 2017 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$—	$—	$—	$—	$—	$—	$—	$—
Adjustable rate	25,728	—	—	—	—	—	—	25,728
Fixed-rate	161,928	38,013	36,387	15,189	21,585	9,775	10,623	293,500
Cash	12,690	—	—	—	—	—	—	12,690

Total earning assets	$200,346	$38,013	$36,387	$15,189	$21,585	$9,775	$10,623	$331,918

Interest bearing liabilities
DZ loan	$99,984	$—	$—	$—	$—	$—	$—	$99,984
Notes payable to banks	81,450	—	—	—	—	—	—	81,450
SBA debentures and borrowings	—	—	31,064	8,500	—	5,000	35,000	79,564
Retail notes	—	—	—	33,625	—	—	—	33,625
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$214,434	$—	$31,064	$42,125	$—	$5,000	$35,000	$327,623

Interest rate gap	($14,088)	$38,013	$5,323	($26,936)	$21,585	$4,775	($24,377)	$4,295

Cumulative interest rate gap (2)	($14,088)	$23,925	$29,248	$2,312	$23,897	$28,672	$4,295	—

December 31, 2016 (2)	($4,542)	$89,283	$111,777	$130,757	$99,275	$102,533	$52,065	—
December 31, 2015 (2)	($114,848)	$19,834	$86,273	$102,726	$125,935	$114,139	$71,928	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (4%), (1%), and (24%), as of December 31, 2017, 2016, and 2015, and was (12%), (11%), and (14%) on a combined basis with Medallion Bank.

(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year positive interest rate gap and related ratio of $5,303 or 2% at December 31, 2017, compared to a positive interest rate gap of $36,392 or 9% and a negative interest rate gap of ($43,838) or (9%) for December 31, 2016 and 2015, and was ($125,265) or (9%), ($86,349) or (6%), and ($77,488) or (5%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $331,918,000 and interest rate sensitive liabilities were $327,623,000 at December 31, 2017. The one-year cumulative interest rate gap was a negative $14,088,000 or 4% of interest rate sensitive assets, compared to a negative $4,542,000 or 1% at December 31, 2016 and $114,848,000 or 24% at December 31, 2015. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a positive gap of $5,303,000 or 2% at December 31, 2017. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,402,872,000 and interest rate sensitive liabilities were $1,234,371,000 at December 31, 2017. The one-year cumulative interest rate gap was a negative $172,208,000 or 12% of interest rate sensitive assets, compared to a negative $160,931,000 or 11% and $220,686,000 or 14% at December 31, 2016 and 2015. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $125,265,000 or 9% at December 31, 2017.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $70,000,000 of notional value of principal from various multinational banks, with termination dates ranging to December 2018. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $19,000, $20,000, and $81,000 in 2017, 2016, and 2015, and all are carried at $0 on the balance sheet at December 31, 2017.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Bank and Medallion Capital. As a RIC, we were required to distribute at least 90% of our investment company taxable income; consequently, we primarily relied upon external sources of funds to finance growth. However, as of December 31, 2016 and subsequent quarters, we did not qualify for the RIC election, and therefore became subject to taxation as a corporation under Subchapter C of the Code. Additionally, there were $5,500,000 of unfunded commitments from the SBA.

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

The components of our debt were as follows at December 31, 2017. See Note 4 to the consolidated financial statements on page F-19 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
DZ loan	$99,984	31%	3.02%
Notes payable to banks	81,450	25	3.94
SBA debentures and borrowings	79,564	24	3.39
Retail notes	33,625	10	9.00
Preferred securities	33,000	10	3.63

Total outstanding debt	$327,623	100%	4.01%

Deposits and other borrowings at Medallion Bank	906,748	—	1.51
Total outstanding debt, including Medallion Bank	$1,234,371	—	2.18%

(1)	Weighted average contractual rate as of December 31, 2017.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2017.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
DZ loan	$99,984	$—	$—	$—	$—	$—	$99,984
Notes payable to banks	81,450	—	—	—	—	—	81,450
SBA debentures and borrowings	1,655	3,044	26,365	8,500	—	40,000	79,564
Retail notes	—	—	—	33,625	—	—	33,625
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$183,089	$3,044	$26,365	$42,125	$—	$73,000	$327,623

Deposits and other borrowings at Medallion Bank	424,115	260,872	91,136	76,884	53,741	—	906,748

Total, including Medallion Bank	$607,204	$263,916	$117,501	$119,009	$53,741	$73,000	$1,234,371

Most of our borrowing relationships have maturity dates during 2018. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following paragraph. The lenders have worked with us to extend and change the terms of the borrowing agreements. We have arranged for changes to the terms of the notes and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future.

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

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016 and 2017.We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that we believe heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 and $7,849,000 was recorded in 2016 and 2017. See Note 3 for additional information about Medallion Bank. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2017 by $1,778,000 on an annualized basis, compared to a positive impact of $1,100,000 at December 31, 2016, and the impact of such an immediate increase of 1% over a one year period would have been ($984,000) at December 31, 2017, compared to ($792,000) at December 31, 2016. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2017. See Note 4 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	FSVC	MB	12/31/2017	12/31/2016
Cash	$1,483	$1,460	$8,013	$1,734	$—	$12,690	$20,962
Bank loans	59,360	22,090	—	—	—	81,450	94,219
Average interest rate	4.17%	3.34%	—	—	—	3.94%	3.22%
Maturity	1/18-11/18 (1)	10/16-6/18	—	—	—	10/16-11/18	10/16-12/20
Preferred securities	33,000	—	—	—	—	33,000	33,000
Average interest rate	3.63%	—	—	—	—	3.63%	3.07%
Maturity	9/37	—	—	—	—	9/37	9/37
Retail notes	33,625	—	—	—	—	33,625	33,625
Average interest rate	9.00%					9.00%	9.00%
Maturity	4/21					4/21	4/21
DZ loan	—	99,984	—	—	—	99,984	106,244
Average interest rate	—	3.02%	—	—	—	3.02%	2.36%
Maturity	—	3/18 (2)	—	—	—	3/18	6/17
SBA debentures and borrowings	—	—	54,000	31,064	—	85,064	87,485
Amounts undisbursed	—	—	5,500	—	—	5,500	5,500
Amounts outstanding	—	—	48,500	31,064	—	79,564	81,985
Average interest rate	—	—	3.48%	3.25%	—	3.39%	3.63%
Maturity	—	—	3/21-3/27	2/20	—	2/20-3/27	3/19-3/27

Total debt outstanding	$125,985	$122,074	$48,500	$31,064	$—	$327,623	$349,073

Including Medallion Bank
Cash	—	—	—	—	$110,233	$110,233	$30,881
Deposits and other borrowings	—	—	—	—	906,748	906,748	908,442
Average interest rate	—	—	—	—	1.51%	1.51%	1.22%
Maturity	—	—	—	—	1/18-10/22	1/18-10/22	1/17-12/21

Total cash	$1,483	$1,460	$8,013	$1,734	$110,233	$122,923	$51,843

Total debt outstanding	$125,985	$122,074	$48,500	$31,064	$906,748	$1,234,371	$1,257,515

(1)	On January 31, 2018, a credit facility with a maturity date of January 31, 2018 was extended to July 31, 2019
(2)	On March 13, 2018, the DZ loan was extended until December 15, 2018.

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

Recently Issued Accounting Standards

In May 2017, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The objective of this update is to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance of Topic 718. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We have assessed the impact of the update and have determined that it will not have a material effect on our financial condition and results of operations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. We do not believe this update will have a material impact on our financial condition.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We have assessed the impact of the update and have determined that it will not have a material effect on our financial condition and results of operations.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this Update is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have assessed the impact of the update and have determined that it will not have a material effect on our financial condition and results of operations.

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

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016 and 2017. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016 and $7,849,000 was recorded in 2017. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of December 31, 2017 by $1,778,000 on an annualized basis, compared to a positive impact of $1,100,000 at December 31, 2016, and the impact of such an immediate increase of 1% over a one year period would have been ($984,000) at December 31, 2017, compared to ($792,000) at December 31, 2016. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2017 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2017 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medallion Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company including the consolidated summary schedule of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2017, and the related notes and schedules listed in the index to the financial statements and in Item 15(A)3 as Exhibit 99.1, and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2017 of the Company, and our report dated March 14, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Mazars USA LLP

New York, New York

March 14, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2018 for our fiscal year 2018 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2018 for our fiscal year 2018 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2018 for our fiscal year 2018 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2018 for our fiscal year 2018 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2018 for our fiscal year 2018 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 2(a) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 814-00188) and incorporated by reference herein.

3.2	Restated By-Laws. Filed as Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-1670) and incorporated by reference herein.

4.1	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

4.2	Indenture, dated April 15, 2016, between Medallion Financial Corp. and Wilmington Trust, National Association. Filed as Exhibit d.6 to the Registration Statement on Form N-2 filed on April 15, 2016 (File No. 333-206692) and incorporated by reference herein.

4.3	First Supplemental Indenture, dated April 15, 2016, between Medallion Financial Corp. and Wilmington Trust, National Association. Filed as Exhibit d.7 to the Registration Statement on Form N-2 filed on April 15, 2016 (File No. 333-206692) and incorporated by reference herein.

4.4	Note, effective March 1, 2017, by Freshstart Venture Capital Corp., in favor of Small Business Administration. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 31, 2017 (File No. 814-00188) and incorporated by reference herein.

4.5	Amendment No. 1 to Note, dated and effective as of January 31, 2018, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2018 (File No. 814-00188) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.3	Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed herewith.*

10.4	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.5	Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.6	Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed herewith.*

10.7	Employment Agreement, dated June 27, 2016, between Donald Poulton, Medallion Financial Corp. and Medallion Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2016 (File No. 814-00188) and incorporated by reference herein.*

10.8	Letter Agreement, dated March 7, 2017, by and between Medallion Financial Corp. and Larry D. Hall. Filed herewith.*

10.9	Medallion Financial Corp. Amended and Restated 1996 Stock Option Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 814-00188) and incorporated by reference herein.*

10.10	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.11	First Amended and Restated 2006 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 3 to Form 40-APP filed on June 18, 2012 (File No. 812-13666) and incorporated by reference herein.*

10.12	2009 Employee Restricted Stock Plan. Filed as Exhibit I to our definitive proxy statement for our 2010 Annual Meeting of Shareholders filed on April 29, 2010 (File No. 814-00188) and incorporated by reference herein.*

10.13	2015 Employee Restricted Stock Plan. Filed as Exhibit B to Amendment No. 1 to Form 40-APP filed on December 11, 2015 (File No. 812-14433) and incorporated by reference herein.*

10.14	2015 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 2 to Form 40-APP filed on January 14, 2016 (File No. 812-14458) and incorporated by reference herein.*

10.15	Non-Employee Director Compensation Summary Sheet. Filed herewith.*

10.16	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 814-00188) and incorporated by reference herein.

10.17	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.18	Second Amendment of Lease, dated August 5, 2015, by and between Sage Realty Corporation and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on form 8-K filed on August 7, 2015 (File No. 814-00188) and incorporated by reference herein.

10.19	Amended and Restated Loan and Security Agreement, dated as of March 28, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.20	First Amendment to Amended and Restated Loan and Security Agreement, dated September 1, 2011, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2011 (File No. 814-00188) and incorporated by reference herein.

10.21	Second Amendment to Amended and Restated Loan and Security Agreement, dated January 8, 2013, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2013 (File No. 814-00188) and incorporated by reference herein.

10.22	Third Amendment to Amended and Restated Loan and Security Agreement, dated October 23, 2013, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2013 (File No. 814-00188) and incorporated by reference herein.

10.23	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated August 11, 2014, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2014 (File No. 814-00188) and incorporated by reference herein.

10.24	Sixth Amendment to Amended and Restated Loan and Security Agreement, dated June 29, 2016, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2016 (File No. 814-00188) and incorporated by reference herein.

10.25	Eighth Amendment to Amended and Restated Loan and Security Agreement, dated July 29, 2016, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2016 (File No. 814-00188) and incorporated by reference herein.

10.26	Ninth Amendment to Amended and Restated Loan and Security Agreement, dated August 11, 2016, by and among Medallion Financial Corp., Medallion Funding LLC and Sterling National Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2016 (File No. 814-00188) and incorporated by reference herein.

10.27	Amended and Restated Unlimited Guaranty, dated March 28, 2011, by Medallion Funding LLC, in favor of Sterling National Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2011 (File No. 814-00188) and incorporated by reference herein.

10.28	Commitment Letter, dated March 1, 2006, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on March 8, 2006. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 814-00188) and incorporated by reference herein.

10.29	Commitment Letter, dated September 1, 2010, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 7, 2010. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 13, 2010 (File No. 814-00188) and incorporated by reference herein.

10.30	Commitment Letter, dated January 25, 2013, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on January 28, 2013. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2013 (File No. 814-00188) and incorporated by reference herein.

10.31	Commitment Letter, dated September 2, 2014, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on September 2, 2014. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 814.00188) and incorporated by reference herein.

10.32	Commitment Letter, dated April 15, 2015, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on April 20, 2015. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2015 (File No. 814-00188) and incorporated by reference herein.

10.33	Commitment Letter, dated October 27, 2015, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on November 2, 2015. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2015 (filed No. 814-00188) and incorporated by reference herein.

10.34	Commitment Letter, dated March 30, 2016, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on April 7, 2016. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2016 (filed No. 814-00188) and incorporated by reference herein.

10.35	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.36	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.37	Servicing Agreement, dated as of December 12, 2008, by and among Taxi Medallion Loan Trust III, Medallion Funding Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.38	Loan Sale and Contribution Agreement, dated December 12, 2008, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust III. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.39	Limited Recourse Guaranty, dated as of December 12, 2008, by Medallion Funding Corp., in favor of Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.5 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.40	Performance Guaranty, dated as of December 12, 2008, by Medallion Financial Corp., in favor of Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.41	Reaffirmation Agreement, dated as of February 26, 2010, by and among Medallion Funding LLC, Taxi Medallion Loan Trust III, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, in its capacity as Agent, and Wells Fargo Bank, National Association. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 5, 2010 (File No. 814-00188) and incorporated by reference herein.

10.42	Custodial Agreement, dated as of December 12, 2008, among DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, Taxi Medallion Loan Trust III, Wells Fargo Bank, National Association, and Medallion Funding Corp. Filed as Exhibit j.2 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.43	Second Amended and Restated Trust Agreement, dated as of December 12, 2013, by and between Medallion Funding LLC and US Bank Trust, N.A. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2013 (File No. 814-00188) and incorporated by reference herein.

10.44	Amended and Restated Loan and Security Agreement, dated as of December 12, 2016, among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2016 (File No. 814-00188) and incorporated by reference herein.

10.45	Amendment No. 1 to Second Amended and Restated Trust Agreement, dated as of December 12, 2016, by and among Medallion Funding LLC, U.S. Bank Trust, N.A. and DZ Bank AG Deutsche Zentral Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 13, 2016 (File No. 814-00188) and incorporated by reference herein.

10.46	Omnibus Amendment No. 1, dated as of February 15, 2017, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 17, 2017 (File No. 814-00188) and incorporated by reference herein.

10.47	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of June 7, 2017, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2017 (File No. 814-00188) and incorporated by reference herein.

10.48	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of June 30, 2017, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2017 (File No. 814-00188) and incorporated by reference herein.

10.49	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of July 14, 2017, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2017 (File No. 814-00188) and incorporated by reference herein.

10.50	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of November 9, 2017, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2017 (File No. 814-00188) and incorporated by reference herein.

10.51	Omnibus Amendment No. 2, dated as of March 13, 2018, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 14, 2018 (File No. 814-00188) and incorporated by reference herein.

10.52	Custodian Agreement, effective July 23, 2003, among Wells Fargo Bank Minnesota, National Association, as custodian, and Medallion Financial Corp., Medallion Funding Corp. and Freshstart Venture Capital Corp. Filed as Exhibit j.1 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.53	Loan Agreement, effective as of January 25, 2017, by and among U.S. Small Business Administration, Freshstart Venture Capital Corp. and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2017 (File No. 814-00188) and incorporated by reference herein.

10.54	Amendment No. 1 to Loan Agreement, dated as of October 20, 2017, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2017 (File No. 814-00188) and incorporated by reference herein.

10.55	Amendment No. 2 to Loan Agreement, dated and effective as of January 31, 2018, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2018 (File No. 814-00188) and incorporated by reference herein.

12.1	Computation of ratio of debt to equity. Filed herewith.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of Mazars USA LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedule of Investments for the years ended December 31, 2017 and 2016. Filed herewith.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

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

Date: March 14, 2018

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 14, 2018

Alvin Murstein

/s/ Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2018

Larry D. Hall

/s/ Andrew M. Murstein	President and Director	March 14, 2018

Andrew M. Murstein

/s/ Henry L. Aaron	Director	March 14, 2018

Henry L. Aaron

/s/ John Everets	Director	March 14, 2018

John Everets

/s/ Frederick A. Menowitz	Director	March 14, 2018

Frederick A. Menowitz

/s/ David L. Rudnick.	Director	March 14, 2018

David L. Rudnick

/s/ Allan J. Tanenbaum	Director	March 14, 2018

Allan J. Tanenbaum

/s/ Lowell P. Weicker, Jr.	Director	March 14, 2018

Lowell P. Weicker, Jr.

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medallion Financial Corp.

Opinion on the Consolidated Financial Statements and Selected Financial Ratios and Other Data

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”), including the consolidated summary schedule of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2017, and the related notes and schedules listed in the index to the financial statements and in Item 15(A)3 as Exhibit 99.1, and selected financial ratios and other data (see note 14) for each of the five years in the five-year period ended December 31, 2017 (collectively referred to as the “consolidated financial statements and selected financial ratios and other data”). In our opinion, the consolidated financial statements and selected financial ratios and other data present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2017, and the selected financial ratios and other data for each of the five years in the five-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements and selected financial ratios and other data are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements and selected financial ratios and other data based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchanges Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and selected financial ratios and other data are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and selected financial ratios and other data, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and selected financial ratios and other data. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2017 and 2016, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and selected financial ratios and other data. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2005.

New York, New York

March 14, 2018

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)	2017	2016	2015
Interest income on investments	$14,564	$17,654	$19,638
Dividend income from controlled subsidiaries	1,278	3,000	18,889
Interest income from affiliated investments	2,541	3,018	1,748
Medallion lease income	198	538	1,388
Interest income from controlled subsidiaries	165	596	944
Dividend income from affiliated investments	—	201	—
Dividends and interest income on short-term investments	878	81	46

Total investment income (1)	19,624	25,088	42,653

Total interest expense(2)	13,770	12,638	9,422

Net interest income	5,854	12,450	33,231

Total noninterest income	107	408	319

Salaries and benefits	7,508	11,770	11,644
Professional fees	2,619	2,347	1,486
Occupancy expense	1,069	966	877
Goodwill impairment	—	5,099	—
Other operating expenses (3)	2,614	2,604	2,717

Total operating expenses	13,810	22,786	16,724

Net investment income (loss) before income taxes (4)	(7,849)	(9,928)	16,826
Income tax benefit	728	10,047	—

Net investment income (loss) after income taxes	(7,121)	119	16,826

Net realized gains (losses) on investments(5)	(43,744)	457	7,636
Income tax benefit (provision)	15,955	(384)	—

Total net realized gains (losses) on investments(5)	(27,789)	73	7,636

Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	9,483	130,121	16,830
Net change in unrealized depreciation on investments other than securities	(2,060)	(28,372)	(9,621)
Net change in unrealized appreciation (depreciation) on investments	8,222	(22,863)	(2,295)
Income tax benefit (provision)	19,543	(55,563)	—

Net unrealized appreciation on investments	35,188	23,323	4,914

Net realized/unrealized gains on investments	7,399	23,396	12,550

Net increase in net assets resulting from operations	$278	$23,515	$29,376

Net increase in net assets resulting from operations per common share
Basic	$0.01	$0.97	$1.21
Diluted	$0.01	$0.97	$1.20

Distributions declared per share	$—	$0.35	$1.00

Weighted average common shares outstanding
Basic	23,919,994	24,123,888	24,315,427
Diluted	24,053,307	24,173,020	24,391,959

(1)	Investment income includes $2,268, $2,580, and $2,189 of paid in kind interest for the years ended December 31, 2017, 2016, and 2015.
(2)	Average borrowings outstanding were $334,022, $380,305, and $361,738, and the related average borrowing costs were 4.12%, 3.32%, and 2.60% for the years ended December 31, 2017, 2016, and 2015.
(3)	See Note 13 for the components of other operating expenses.
(4)	Includes $870, $1,235, and $951 of net revenues received from Medallion Bank for the years ended December 31, 2017, 2016, and 2015, primarily for expense reimbursements. See Notes 3 and 11 for additional information.
(5)	There were no net losses on investment securities of affiliated issuers for the years ended December 31, 2017, 2016, and 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31, 2017	December 31, 2016
Assets
Medallion loans, at fair value	$208,279	$266,816
Commercial loans, at fair value	53,737	53,120
Commercial loans to affiliated entities, at fair value	35,452	27,355
Commercial loans to controlled subsidiaries, at fair value	999	3,159
Investment in Medallion Bank and other controlled subsidiaries, at fair value	302,147	293,360
Equity investments, at fair value	5,213	4,891
Equity investments in affiliated entities, at fair value	4,308	3,577

Net investments ($183,529 at December 31, 2017 and $231,494 at December 31, 2016 pledged as collateral under borrowing arrangements)	610,135	652,278
Cash and cash equivalents ($0 at December 31, 2017 and $7,840 at December 31, 2016 restricted as to use by lender (1)	12,690	20,962
Accrued interest receivable	547	769
Fixed assets, net	235	267
Investments other than securities (2)	7,450	9,510
Other assets, net	4,465	5,591

Total assets	$635,522	$689,377

Liabilities
Accounts payable and accrued expenses	$4,373	$5,425
Accrued interest payable	3,831	2,883
Deferred and other tax liabilities, net(3)	12,536	45,900
Funds borrowed	327,623	349,073

Total liabilities	348,363	403,281

Commitments and contingencies (4)	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 27,294,327 shares at December 31, 2017 and 26,976,064 shares at December 31, 2016 issued)	273	270
Treasury stock at cost (2,951,243 shares at December 31, 2017 and 2016)	(24,919)	(24,919)
Capital in excess of par value	273,716	272,934
Accumulated undistributed net investment loss	(65,592)	(33,993)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments, net of tax	103,681	71,804

Total shareholders’ equity (net assets)	287,159	286,096

Total liabilities and shareholders’ equity	$635,522	$689,377

Number of common shares outstanding	24,343,084	24,024,821
Net asset value per share	$11.80	$11.91

(1)	See Note 2 for additional information.
(2)	See Note 18 for additional information.
(3)	See Note 5 for additional information.
(4)	See Note 10 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Net investment income (loss) after income taxes	($7,121)	$119	$16,826
Net realized gains (losses) on investments, net of tax	(27,789)	73	7,636
Net unrealized appreciation on investments, net of tax	35,188	23,323	4,914

Net increase in net assets resulting from operations	278	23,515	29,376

Investment income, net	—	(14,570)	(20,042)
Return of capital	—	—	(4,330)

Distributions to shareholders (1)	—	(14,570)	(24,372)

Stock – based compensation expense	785	568	1,294
Exercise of stock options	—	19	281
Treasury stock acquired	—	(1,524)	(3,212)

Capital share transactions	785	(937)	(1,637)
Other, distributions not paid on forfeited restricted stock grants	—	—	51

Total increase in net assets	1,063	8,008	3,418
Net assets at the beginning of the year	286,096	278,088	274,670

Net assets at the end of the year(2)	$287,159	$286,096	$278,088

Capital share activity
Common stock issued, beginning of year	26,976,064	26,936,762	26,797,499
Exercise of stock options	—	2,100	30,449
Issuance of restricted stock, net	318,263	37,202	108,814

Common stock issued, end of year	27,294,327	26,976,064	26,936,762

Treasury stock, beginning of year	(2,951,243)	(2,590,069)	(2,176,876)
Treasury stock acquired	—	(361,174)	(413,193)

Treasury stock, end of year	(2,951,243)	(2,951,243)	(2,590,069)

Common stock outstanding	24,343,084	24,024,821	24,346,693

(1)	Distributions declared were $0.00, $0.35, and $1.00 per share for the years ended December 31, 2017, 2016, and 2015.
(2)	Includes $0, $0, and $0 of undistributed net investment income and $0, $0, and $0 of undistributed net realized gains on investments, and $0, $0, and $1,447 of capital loss carryforwards at December 31, 2017, 2016, and 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$278	$23,515	$29,376
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Investments originated(1)	(29,131)	(324,753)	(117,540)
Proceeds from principal receipts, sales, and maturities of investments(1)	46,755	393,104	59,215
Paid-in-kind interest	(2,268)	(2,580)	(2,189)
(Investment in) capital returned by Medallion Bank and other controlled subsidiaries, net	696	(3,326)	(8,525)
Net cash received on disposition of other controlled subsidiaries	—	—	11,969
Depreciation and amortization	1,019	485	415
Increase (decrease) in deferred and other tax liability, net	(33,364)	45,900	—
Amortization (accretion) of origination fees, net	68	(49)	(49)
Net change in unrealized (appreciation) depreciation on investments	(8,222)	22,863	2,295
Net change in unrealized depreciation on investments other than securities	2,060	28,372	9,621
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(9,483)	(130,121)	(16,830)
Net realized (gains) losses on investments	43,744	(457)	(7,636)
Goodwill impairment	—	5,099	—
Stock-based compensation expense	785	568	1,294
(Increase) decrease in accrued interest receivable	222	234	(15)
(Increase) decrease in other assets, net	122	804	(3,664)
Increase (decrease) in accounts payable and accrued expenses	(907)	353	(1,481)
Increase (decrease) in accrued interest payable	949	1,580	(869)

Net cash provided by (used for) operating activities	13,323	61,591	(44,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	—	294,650	111,742
Repayments of funds borrowed	(21,450)	(350,116)	(55,997)
Proceeds from exercise of stock options	—	19	281
Purchase of treasury stock at cost	—	(1,524)	(3,212)
Payments of declared distributions	(145)	(14,570)	(24,372)

Net cash provided by (used for) financing activities	(21,595)	(71,541)	28,442

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,272)	(9,950)	(16,171)
Cash and cash equivalents, beginning of year	20,962	30,912	47,083

Cash and cash equivalents, end of year	$12,690	$20,962	$30,912

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$11,897	$10,682	$10,015

Cash paid during the year for income taxes	$62	$—	$—

(1)	$0, $280,563, and $49,884 of originated investments, and $0, $330,466, and $0 of maturities or proceeds from sales related to the investment securities portfolio for the years ended December 31, 2017, 2016, and 2015.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $97,252,000 at December 31, 2017, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,144,000 at December 31, 2017, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $7,450,000 on the consolidated balance sheet at December 31, 2017, compared to $9,510,000 a year ago, and are considered non-qualifying assets under the 1940 Act.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Medallion Bank and other portfolio investments. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act. See Note 3 for the presentation of financial information for Medallion Bank and other controlled subsidiaries. As discussed in Note 19, the Company expects to withdraw its election to be regulated as a BDC under the 1940 Act on or about April 1, 2018 and commencing with the second quarter of 2018, the Company would consolidate the financial statements of Medallion Bank and controlled or majority-owned portfolio investments together with those of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits, and includes $0 and $500,000 related to compensating balance requirements of regional banking institutions, and $0 and $7,840,000 pledged to a lender of an affiliate as of December 31, 2017 and 2016. The reduction in the pledged balances reflects the conversion of the deposit into a loan to the affiliate, and payment in full to the affiliates lender.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 51% and 46% of the investment portfolio at December 31, 2017 and 2016, are recorded at fair value, represented at cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $0 and $537,000 at December 31, 2017 and 2016, and non-marketable securities of $9,521,000 and $7,931,000 in the comparable periods. The $302,147,000 and $293,360,000 related to portfolio investments in controlled subsidiaries at December 31, 2017 and 2016 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on at least an annual basis. The Company’s analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016 and 2017. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016 and $7,849,000 was recorded in 2017. See Note 3 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as small business concerns. Approximately 34% and 41% of the Company’s investment portfolio at December 31, 2017 and 2016 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 73% and 69% were in New York City at December 31, 2017 and 2016. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (15% and 13% at December 31, 2017 and 2016) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, information services, and other services. Approximately 4% of these loans are made primarily in the metropolitan New York City area, 43% in the Midwest, and the balance is widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 49%, 2%, and 0% at December 31, 2017, and 45%, 1%, and 0% at December 31, 2016.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 28% and 35% at December 31, 2017 and 2016 (81% and 76% in New York City), commercial loans were 7% and 6%, and 49% and 46% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 3% and 2% at December 31, 2017 and 2016, and equity investments (including investments in controlled subsidiaries) were 13% and 11% at December 31, 2017 and 2016.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2017 and 2016, net loan origination costs were $90,000 and $175,000. Net amortization expense (income accretion) for the years ended December 31, 2017, 2016, and 2015 was $68,000, ($49,000), and ($49,000).

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At December 31, 2017 and 2016, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2017, 2016, and 2015.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. At December 31, 2017, 2016, and 2015, total non-accrual loans were $98,494,000, $77,161,000, and $16,873,000, and represented 31%, 20%, and 4% of the gross medallion and commercial loan portfolio at each year end, and were primarily concentrated in the medallion portfolio. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $12,485,000 ($3,495,000 of which had been applied to principal),

$10,658,000, and $8,306,000 as of December 31, 2017, 2016, and 2015, of which $5,514,000 ($1,978,000 of which had been applied to principal), $2,634,000, and $1,315,000 would have been recognized in the years ended December 31, 2017, 2016, and 2015. The fluctuations in nonaccrual interest foregone and increase in principal balances reflected the increase in past due loans and market conditions during the affected periods.

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, we have elected the fair value measurement method for our servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $338,867,000 and $352,191,000 at December 31, 2017 and 2016, and included $311,988,000 and $325,751,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of December 31, 2017 and 2016. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC. During 2016, the Company exited the asset based lending business and sold the entire portfolio of $45,023,000, including $42,919,000 on the books of Medallion Bank to a third party bank for a gain of $2,701,000, before deductions for closing costs.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on net investments was $139,700,000, $127,367,000, and $44,483,000 as of December 31, 2017, 2016, and 2015. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016 and 2017. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, and $7,849,000 was recorded in 2017. See Note 3 for additional information about Medallion Bank.

The following table sets forth the pretax changes in our unrealized appreciation (depreciation) on investments for the years ended December 31, 2017, 2016, and 2015.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2014	$—	($2,949)	$5,698	$1,608	$—	$38,645	$43,002
Net change in unrealized
Appreciation on investments	—	—	18,132	1,141	—	(9,621)	9,652
Depreciation on investments	(3,568)	(176)	586	(1,426)	(18)	(68)	(4,670)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	(4,809)	(9)	—	—	(4,818)
Losses on investments	130	886	—	301		—	1,317
Other (1)	—	—	(967)	967	—	—	—

Balance December 31, 2015	(3,438)	(2,239)	18,640	2,582	(18)	28,956	44,483
Net change in unrealized
Appreciation on investments	—	—	133,805	2,979	7	(28,372)	108,419
Depreciation on investments	(28,028)	318	305	—	5	—	(27,400)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(1,627)	—	—	(1,627)
Losses on investments	2,943	543	—	—	12	—	3,498
Other	—	—	—	—	(6)	—	(6)

Balance December 31, 2016	(28,523)	(1,378)	152,750	3,934	—	584	127,367
Net change in unrealized
Appreciation on investments	—	—	6,170	2,060	—	(821)	7,409
Depreciation on investments	(37,335)	(410)	—	(277)	—	(1,253)	(39,275)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(3,082)	—	—	(3,082)
Losses on investments	45,520	1,275	—	486	—	—	47,281
Other	—	—	—	—	—	—	—

Balance December 31, 2017	($20,338)	($513)	$158,920	$3,121	$—	($1,490)	$139,700

(1)	Reclassification of Medallion Motorsports from equity investments to controlled subsidiaries.

The table below summarizes pretax components of unrealized and realized gains and losses in the investment portfolio for the years ended December 31, 2017, 2016, and 2015.

(Dollars in thousands)	2017	2016	2015
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$2,060	$2,986	$288
Unrealized depreciation	(38,022)	(27,705)	(3,822)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	9,483	130,121	21,638
Realized gains	(3,082)	(1,627)	(4,818)
Realized losses	47,281	3,498	1,317
Net unrealized losses on investments other than securities and other assets	(2,075)	(28,387)	(9,689)

Total	$15,645	$78,886	$4,914

Net realized gains (losses) on investments
Realized gains	$3,082	$—	$4,818
Realized losses	(47,281)	(3,486)	(1,317)
Other gains	4,684	4,140	4,261
Direct chargeoffs	(4,229)	(197)	(126)

Total	($43,744)	$457	$7,636

The following table provides additional information on attributes of the nonperforming loan portfolio as of December 31, 2017 and 2016.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
December 31, 2017
Medallion (3)	$79,871	$82,612	$128,671
Commercial (3)	18,623	20,491	18,792
December 31, 2016
Medallion (3)	$73,192	$74,078	$87,999
Commercial (3)	3,969	11,118	4,695

(1)	As of December 31, 2017 and 2016, $20,851 and $29,901 of unrealized depreciation had been recorded as a valuation allowance on these loans.
(2)	Interest income of $1,729 and $1,919 was recognized on these loans for the years ended December 31, 2017 and 2016.
(3)	Included in the unpaid principal balance is unearned and paid-in-kind interest on nonaccrual loans of $4,609 and $8,035, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page F-9, as of December 31, 2017 and 2016.

The following tables show the aging of medallion and commercial loans as of December 31, 2017 and 2016.

December 31, 2017 (Dollars in thousands)	Days Past Due			Total	Current	Total	Recorded Investment > 90 Days and Accruing
	31 – 60	61 – 90	91 +
Medallion loans	$16,049	$12,387	$59,701	$88,137	$140,279	$228,416	$265

Commercial loans
Secured mezzanine	—	—	—	—	88,334	88,334	—
Other secured commercial	—	—	749	749	1,728	2,477	—

Total commercial loans	—	—	749	749	90,062	90,811	—

Total	$16,049	$12,387	$60,450	$88,886	$230,341	$319,227	$265

December 31, 2016 (Dollars in thousands)	Days Past Due			Total	Current	Total	Recorded Investment > 90 Days and Accruing
	31 – 60	61 – 90	91 +
Medallion loans	$12,350	$13,064	$71,976	$97,390	$197,660	$295,050	$4,665

Commercial loans
Secured mezzanine	—	—	1,390	1,390	75,079	76,469	—
Other secured commercial	69	472	734	1,275	7,382	8,657	—

Total commercial loans	69	472	2,124	2,665	82,461	85,126	—

Total	$12,419	$13,536	$74,100	$100,055	$280,121	$380,176	$4,665

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. In March 2015, the Company and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on the Company’s and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Company and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At December 31, 2017, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of December 31, 2017.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(251)	(5,901)	(6,152)

Net other receivables	339	5,161	5,500
Total net outstanding	339	5,161	5,500

Income foregone in 2017	—	—	—
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

The following table shows troubled debt restructurings which the Company entered into during the year ended December 31, 2017.

(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post-Modification Investment
Medallion loans	63	$39,898	$39,824

Commercial loans	2	6,547	6,547

Total	65	$46,445	$46,371

During the twelve months ended December 31, 2017, sixteen loans modified as troubled debt restructurings were in default and had an investment value of $4,248,000 as of December 31, 2017, net of $1,956,000 of unrealized depreciation.

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

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $94,000, $110,000, and $140,000 for the years ended December 31, 2017, 2016, and 2015.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $925,000, $722,000, and $276,000 for the years ended December 31, 2017, 2016, and 2015, recorded as interest expense on the Consolidated Statements of Operations. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $3,070,000 and $4,003,000 at December 31, 2017 and 2016.

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

The table below shows the calculation of basic and diluted EPS.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net increase in net assets resulting from operations available to common shareholders	$278	$23,515	$29,376

Weighted average common shares outstanding applicable to basic EPS	23,919,994	24,123,888	24,315,427
Effect of dilutive stock options	439	230	10,378
Effect of restricted stock grants	132,874	48,902	66,154

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,053,307	24,173,020	24,391,959

Basic earnings per share	$0.01	$0.97	$1.21
Diluted earnings per share	0.01	0.97	1.20

Potentially dilutive common shares excluded from the above calculations aggregated 366,245, 346,232, and 435,254 shares as of December 31, 2017, 2016, and 2015.

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

During 2017, 2016, and 2015, the Company issued 327,251, 48,527, and 162,576 restricted shares of stock-based compensation awards, and issued 29,666, 12,000, and 27,000 shares of other stock-based compensation awards, and recognized $785,000, $568,000, and $1,294,000, or $0.03, $0.02, and $0.05 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2017, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $396,000, which is expected to be recognized over the next 11 quarters (see Note 6).

Distributions to Shareholders

The table below shows the tax character of distributions for tax reporting purposes.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Distributions paid from
Investment income, net	$—	$14,570	$20,042
Return of capital	—	—	4,330
Realized gains from investment transactions, net	—	—	—

Total distributions	$—	$14,570	$24,372

Our ability to make distributions is restricted by SBA regulations and under the terms of the SBA debentures. As of December 31, 2017, the Company had no undistributed net investment income or realized gains.

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $70,000,000 of notional value of principal from various multinational banks, with termination dates ranging to December 2018. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $19,000, $20,000, and $81,000 in 2017, 2016, and 2015, and all are carried at $0 on the balance sheet at December 31, 2017.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENTS IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2017, 2016, and 2015.

(Dollars in thousands)	2017	2016	2015
Statement of comprehensive income
Investment income	$111,281	$103,454	$91,021
Interest expense	13,869	11,762	9,205

Net interest income	97,412	91,692	81,816
Noninterest income	121	308	291
Operating expenses (1)	26,032	24,281	21,621

Net investment income before income taxes	71,501	67,719	60,486
Income tax provision (benefit)	15,093	(326)	18,974

Net investment income after income taxes	56,408	68,045	41,512
Net realized/unrealized losses of Medallion Bank (1)	(51,696)	(66,328)	(18,275)

Net increase in net assets resulting from operations of Medallion Bank	4,712	1,717	23,237
Unrealized appreciation (depreciation) on Medallion Bank (2)	5,482	123,667	(2,763)
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	(711)	4,737	(3,644)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$9,483	$130,121	$16,830

(1)	Excluded from operating expenses and included in net realized/unrealized losses of Medallion Bank were $1,476, $0 and $1,150 of unrealized losses on other assets for 2017, 2016, and 2015.
(2)	Unrealized appreciation (depreciation) on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury, and the fair value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheets and the net investments in other controlled subsidiaries as of December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Loans	$864,819	$965,082
Investment securities, at fair value	43,478	36,861

Net investments (1)	908,297	1,001,943
Cash	110,233	30,881
Other assets, net	58,827	43,134

Total assets	$1,077,357	$1,075,958

Other liabilities	$3,836	$3,453
Due to affiliates	1,055	1,084
Deposits and other borrowings, including accrued interest payable	908,236	909,536

Total liabilities	913,127	914,073
Medallion Bank equity (2)	164,230	161,885

Total liabilities and equity	$1,077,357	$1,075,958

Investment in other controlled subsidiaries	$11,449	$12,771
Total investment in Medallion Bank and other controlled subsidiaries (3)	$302,147	$293,360

(1)	Included in Medallion Bank’s net investments is $0 and $4 for purchased loan premium at December 31, 2017 and 2016.
(2)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(3)	Includes $152,267 and $144,418 of unrealized appreciation on Medallion Bank in excess of Medallion Bank’s book value as of December 31, 2017 and 2016.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2017 and 2016, the net premium on investment securities totaled $265,000 and $238,000, and $81,000, $82,000, and $83,000 was amortized to interest income for the years ended December 31, 2017, 2016, and 2015.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2017 and 2016, net loan origination costs were $11,097,000 and $12,371,000. Net amortization expense for the years ended December 31, 2017, 2016, and 2015 was $3,513,000, $3,489,000, and $3,354,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At December 31, 2017, $5,366,000 or 1% of consumer loans, no commercial loans, and $27,332,000 or 12% of medallion loans were on nonaccrual, compared to $4,179,000 or 1% of consumer loans, no commercial loans, and $47,841,000 or 16% of medallion loans on nonaccrual at December 31, 2016, and $3,381,000 or 1% of consumer loans, no commercial loans, and $21,722,000 or 6% of medallion loans on nonaccrual at December 31, 2015. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $1,487,000 ($1,221,000 of which had been applied to principal), $514,000, and $233,000 as of December 31, 2017, 2016, and 2015. See also the paragraph and table on page F-13 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee, depending on the maturity of the deposit, which averages less than 0.15% and, which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2017 and 2016 was $1,941,000 and $1,996,000, and $1,330,000, $1,369,000, and $1,314,000 was amortized to interest expense during 2017, 2016, and 2015. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows:

	Payments Due for the Year Ending December 31,						December 31, 2017	December 31, 2016	Interest Rate (1)
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter
Deposits and other borrowings	$424,115	$260,872	$91,136	$76,884	$53,741	$—	$906,748	$908,442	1.51%

(1)	Weighted average contractual rate as of December 31, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank, including $0 in 2017, $3,000,000 in 2016, and $8,000,000 in 2015. Separately, Medallion Bank declared dividends to the Company of $0 in 2017, $3,000,000 in 2016, and $18,000,000 in 2015.

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, Medallion Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the Small Business Lending Fund Program (SBLF). The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, Medallion Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. Medallion Bank previously paid a dividend rate of 1% on the Series E, which increased to 9% in the 2016 first quarter.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of December 31, 2017 and 2016, compared to required regulatory minimum capital ratios and the ratios required to be considered well capitalized. As of December 31, 2017, Medallion Bank meets all regulatory capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	December 31, 2017	December 31, 2016
Common equity tier 1 capital	$—	$—	$137,494	$130,158
Tier 1 capital	—	—	163,797	156,461
Total capital	—	—	176,876	170,385
Average assets	—	—	1,127,087	1,081,522
Risk-weighted assets	—	—	995,145	1,067,103
Leverage ratio (1)	4%	5%	14.5%	14.5%
Common equity tier 1 capital ratio(2)	5	7	13.8	12.2
Tier 1 capital ratio (3)	6	8	16.5	14.7
Total capital ratio (3)	8	10	17.8	16.0

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(4) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Year Ending December 31,						December 31, 2017	December 31, 2016	Interest Rate (1)
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter
DZ loan	$99,984	$—	$—	$—	$—	$—	$99,984	$106,244	3.02%
Notes payable to banks	81,450	—	—	—	—	—	81,450	94,219	3.94
SBA debentures and borrowings	1,655	3,044	26,365	8,500	—	40,000	79,564	81,985	3.39
Retail notes	—	—	—	33,625	—	—	33,625	33,625	9.00
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	3.63

Total	$183,089	$3,044	$26,365	$42,125	$—	$73,000	$327,623	$349,073	4.01

(1)	Weighted average contractual rate as of December 31, 2017.

(A) DZ LOAN

In December 2008, Trust III entered into the DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ loan), which was extended in December 2013 until December 2016 through an amended and restated credit agreement, which has been further extended several times and currently terminates in March 2018. The line was reduced to $150,000,000, and which was further reduced in stages lowering to $125,000,000 on July 1, 2016, and remains as an amortizing facility; and of which $99,984,000 was outstanding at December 31, 2017. During 2016 and 2017, the DZ loan was amended several times, for the most part to improve Trust III’s flexibility under the credit facility.

Borrowings under Trust III’s DZ loan are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ loan includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 1.56% at December 31, 2017) plus 1.65%.

(B) SBA DEBENTURES AND BORROWINGS

In 2016, the SBA approved $10,000,000 of commitments for MCI for a four and a half year term and a 1% fee, which was paid. In 2015, the SBA approved $15,500,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to Freshstart in the principal amount of $34,024,756 (the “SBA Loan”). In connection with the SBA loan, FSVC executed a Note (the “SBA Note”), with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum and requires a minimum of $5,500,000 of principal and interest to be paid on or before February 1, 2018, a minimum of $9,500,000 of principal and interest to be paid on or before February 1, 2019, and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date of the SBA Loan. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations, and warranties and covenants defaults. As of December 31, 2017, $169,985,000 of commitments had been fully utilized, there were $5,500,000 of commitments available, and $79,564,000 was outstanding, including $31,064,000 under the SBA Note.

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of December 31, 2017.

(Dollars in thousands)
Borrower	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at December 31, 2017	Monthly Payment	Average Interest Rate at December 31, 2017	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	1/18 - 11/18	Term loans and demand notes secured by pledged loans (2)	$59,360	(2)	$59,360	Interest only(3)	4.17%	Various	(3)
Medallion Chicago	3/28	11/11 - 12/11	10/16 - 06/18	Term loans secured by owned Chicago medallions(4)	25,708		22,090	$135 principal & interest	3.34%	N/A

					$85,068		$81,450

(1)	At December 31, 2017, 30 day LIBOR was 1.56%, 360 day LIBOR was 2.11%, and the prime rate was 4.50%.
(2)	One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, and the other interest rates on these borrowings are LIBOR plus 2%.
(3)	Various agreements call for remittance of all principal received on pledged loans subject to minimum monthly payments ranging from $0 to $70.
(4)	$13,267 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (1.69% at December 31, 2017) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At December 31, 2017, $33,000,000 was outstanding on the preferred securities.

(E) MARGIN LOAN

In June 2015, the Company entered into a margin loan agreement with Morgan Stanley. The margin loan is secured by the pledge of short-term, high-quality investment securities held by the Company, and is initially available at 90% of the current fair market value of the securities. The margin loan bears interest at 30-day LIBOR (1.56% at December 31, 2017) plus 1.00%. As of December 31, 2017, there were no outstandings under this margin loan.

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

(G) COVENANT COMPLIANCE

Certain of our debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth. The Company is in compliance with such restrictions as of December 31, 2017 and 2016.

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016	2015
Unrealized gain on investment in Medallion Bank	($35,297)	($58,512)	$—
Unrealized losses on loans and nonaccrual interest	10,071	16,382	—
Net operating loss carryforwards (1)	615	732	—
Unrealized gains on investments in other controlled subsidiaries	(3,617)	(5,610)	—
Unrealized gains on investments other than securities	(1,395)	(3,206)	—
Accrued expenses, compensation	782	1,263	—
Unrealized gains on other investments	(542)	(299)	—

Total deferred tax liability	(29,383)	(49,250)	—
Valuation allowance	(39)	(30)	—

Deferred tax liability, net	(29,422)	(49,280)	—
Taxes receivable (payable)	16,886	3,380	—

Net deferred and other tax liabilities	($12,536)	($45,900)	$—

(1)	As of December 31, 2017, Medallion Chicago collectively had $1,712 of net operating loss carryforwards that expire at various dates between December 31, 2026 and December 31, 2035. Additionally, the Company anticipates having a net operating loss of $18,290 for the year ended December 31, 2017.

The components of our tax provision (benefit) for the years ended December 31, 2017, 2016, and 2015 were as follows.

(Dollars in thousands)	2017	2016	2015
Current
Federal	($15,613)	$(2,690)	$—
State	(756)	(689)	—
Deferred
Federal	4,169	39,028	—
Federal income tax rate change	(17,279)	—	—
State	(6,747)	10,251	—

Net provision (benefit) for income taxes	($36,226)	$45,900	$—

The following table presents a reconciliation of statutory federal income tax (benefit) expense to consolidated actual income tax (benefit) expense reported in net increase in net assets for the years ended December 31, 2017, 2016, and 2015.

(Dollars in thousands)	2017	2016	2015
Statutory Federal Income tax at 35%	($12,582)	$24,295	$—
State and local income taxes, net of federal income tax benefit	(645)	3,829	—
Federal income tax rate change	(17,279)	—	—
Change in effective state income tax rate	(3,232)	—	—
Utilization of carry forwards	(2,284)	—	—
Appreciation of Medallion Bank	(1,050)	—	—
Conversion to a taxable corporation	—	16,630	—
Book impairment of goodwill	—	2,065	—
Other	846	(919)	—

Total income tax (benefit) expense	($36,226)	$45,900	$—

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduces the Company’s corporate statutory income tax rate from 35% to 21%, but eliminates or increases certain permanent differences. As of the date of enactment, the Company has adjusted its deferred tax assets and liabilities for the new statutory rate, which resulted in a $17.3 million income tax benefit for the year ended December 31, 2017.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. It is based upon these considerations by which the Company has determined the valuation allowance deemed necessary as of December 31, 2017.

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

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015 and which was approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock are issuable under the 2015 Restricted Stock Plan, and 332,796 remained issuable as of December 31, 2017. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. No additional shares are available for issuance under the Employee Restricted Stock Plan. The terms of the Employee Restricted Stock Plan provided for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock were issuable under the Employee Restricted Stock Plan, and as of December 31, 2017, none of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan (2015 Director Plan) on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock are issuable under the 2015 Director Plan, and 258,334 remained issuable as of December 31, 2017. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company will grant options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options may not exceed ten years.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock were issuable under the Amended Director Plan. No additional shares are available for issuance under the Amended Director Plan. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who were not eligible for grants under the Amended Director Plan, the Company granted options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share was not less than the current market value of the Company’s common stock on the date the option was granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options may not exceed ten years.

No additional shares are available for future issuance under the Employee Restricted Stock Plan and the Amended Director Plan. At December 31, 2017, 320,626 options on the Company’s common stock were outstanding under the 2006 and 2015 plans, of which 273,960 options were exercisable, and there were 408,582 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $0.28, $0.53, and $0.90 per share for the years ended December 31, 2017, 2016, and 2015. The following assumption categories are used to determine the value of any option grants.

	Year ended December 31,
	2017	2016	2015
Risk free interest rate	1.84%	1.22%	1.87%
Expected dividend yield	7.39	10.13	8.90
Expected life of option in years (1)	6.00	6.00	6.00
Expected volatility (2)	30.00%	30.00%	30.00%

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the years ended December 31, 2017, 2016, and 2015.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2014	461,821	$7.49-13.84	$10.38
Granted	27,000	9.38	9.38
Cancelled	(12,118)	9.22-13.06	11.07
Exercised (1)	(30,449)	9.22	9.22

Outstanding at December 31, 2015	446,254	7.49-13.84	10.38
Granted	12,000	7.10	7.10
Cancelled	(110,636)	9.22-13.84	12.25
Exercised (1)	(2,100)	9.22	9.22

Outstanding at December 31, 2016	345,518	7.10-13.84	9.67
Granted	29,666	2.14-2.61	2.35
Cancelled	(54,558)	10.76-11.21	10.94
Exercised (1)	—	—	—

Outstanding at December 31, 2017 (2)	320,626	$2.14-13.84	$8.78

Options exercisable at
December 31, 2015	391,921	7.49-13.84	10.27
December 31, 2016	312,518	7.49-13.84	9.75
December 31, 2017 (2)	273,960	7.10-13.84	9.50

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0, $0, and $0 for 2017, 2016, and 2015.

(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2017 and the related exercise price of the underlying options, was $35,000 for outstanding options and $0 for exercisable options as of December 31, 2017. The remaining contractual life was 2.49 years for outstanding options and 1.39 years for exercisable options at December 31, 2017.

The following table presents the activity for the restricted stock programs for the years ended December 31, 2017, 2016, and 2015.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2014	209,365	$10.08-15.61	$12.47
Granted	162,576	9.08-10.38	9.89
Cancelled	(53,761)	9.92-15.61	11.16
Vested (1)	(109,140)	10.08-15.61	12.16

Outstanding at December 31, 2015	209,040	9.08-15.61	10.96
Granted	48,527	3.95-7.98	4.47
Cancelled	(11,325)	9.92-15.61	11.17
Vested (1)	(78,539)	9.08-15.61	11.38

Outstanding at December 31, 2016	167,703	3.95-13.46	8.88
Granted	327,251	2.06-3.93	2.48
Cancelled	(8,988)	2.14-10.08	3.07
Vested (1)	(77,384)	9.08-13.46	11.09

Outstanding at December 31, 2017 (2)	408,582	$2.06-10.38	$3.45

(1)	The aggregate fair value of the restricted stock vested was $169,000, $722,000, and $916,000 for 2017, 2016, and 2015.
(2)	The aggregate fair value of the restricted stock was $1,422,000 as of December 31, 2017. The remaining vesting period was 1.80 years at December 31, 2017.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2017.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2016	33,000	$7.10-13.53	$8.93
Granted	29,666	2.14-2.61	2.35
Cancelled	—	—	—
Vested	(16,000)	7.10-13.53	9.59

Outstanding at December 31, 2017	46,666	$2.14-9.38	$4.52

The intrinsic value of the options vested was $0, $0, and $0 in 2017, 2016, and 2015.

(7) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2017, 2016, and 2015.

(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2017 Quarter Ended
Investment income	$4,250	$3,787	$5,567	$6,020
Net investment income (loss) after income taxes	(435)	(1,293)	(2,490)	(2,903)
Net increase (decrease) in net assets resulting from operations	1,111	(4,797)	619	3,345
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.05	$(0.20)	$0.03	$0.14
Diluted	0.05	(0.20)	0.03	0.14
2016 Quarter Ended
Investment income	$8,986	$5,836	$5,269	$4,997
Net investment income (loss) after income taxes	2,039	(1,402)	(2,606)	2,088
Net increase in net assets resulting from operations	6,848	4,568	5,043	7,056
Net increase in net assets resulting from operations per common share
Basic	$0.28	$0.19	$0.21	$0.29
Diluted	0.28	0.19	0.21	0.29
2015 Quarter Ended
Investment income	$11,831	$10,838	$10,665	$9,319
Net investment income after income taxes	4,904	4,330	4,236	3,356
Net increase in net assets resulting from operations	7,068	8,086	7,312	6,911
Net increase in net assets resulting from operations per common share
Basic	$0.29	$0.33	$0.30	$0.29
Diluted	0.29	0.33	0.30	0.29

(8) RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The objective of this update is to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance of Topic 718. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has assessed the impact of the update and has determined that it will not have a material effect on its financial condition and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial condition.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has assessed the impact of the update and has determined that it will not have a material effect on its financial condition and results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this Update is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has assessed the impact of the update and has determined that it will not have a material effect on its financial condition and results of operations.

(9) SEGMENT REPORTING

The Company has one business segment, our lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

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

Employment agreements expire at various dates through 2022. At December 31, 2017, minimum payments under employment agreements are as follows:

(Dollars in thousands)
2018	$2,460
2019	1,068
2020	660
2021	660
2022	275
Thereafter	—

Total	$5,123

(b) Other Commitments

The Company had $1,375,000 commitments outstanding at December 31, 2017. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Commitments for leased premises expire at various dates through April 30, 2027. At December 31, 2017, minimum rental commitments for non-cancelable leases are as follows:

(Dollars in thousands)
2018	$1,679
2019	1,940
2020	1,950
2021	1,846
2022	1,812
Thereafter	7,861

Total	$17,088

Occupancy expense was $1,069,000, $966,000, and $877,000 for the years ended December 31, 2017, 2016, and 2015.

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

On December 20, 2017, a stockholder derivative action was filed in the Supreme Court of the State of New York, County of New York (Shields v. Murstein, et al.). The complaint names the Company as a nominal defendant and purports to assert claims derivatively on behalf of the Company against certain of the Company’s current directors, one of the Company’s former directors, and a former independent contractor for one of the Company’s subsidiaries. The complaint alleges that the director defendants breached their fiduciary duties with respect to certain alleged misconduct by the former independent contractor involving postings about the Company under an alleged pseudonym. On January 25, 2018, the Company and the director defendants filed a motion to dismiss the action. Plaintiff filed his opposition to the motion on March 1, 2018. The Company and the director defendants have until March 22, 2018 to file reply papers in further support of the motion. The Company believes the case is without merit and intends to defend it vigorously.

(d) Regulatory

In the ordinary course of business, the Company and its subsidiaries are subject to inquiries from certain regulators. During 2014, FSVC was examined by the SBA. The foregoing regulatory examination was resolved in January 2017 as a result of Freshstart’s transfer to liquidation status and the restructure of the Freshstart loan described in Note 4.

(11) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its wholly-owned subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as of certain portfolio investment companies. Officer salaries are set by the Board of Directors of the Company.

Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s portfolio companies. Mr. Rudnick receives a salary from LAX of $170,000 per year, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

At December 31, 2017, 2016, and 2015, the Company and MSC serviced $311,988,000, $325,751,000, and $382,919,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $5,272,000, $5,421,000, and $5,658,000 of servicing fee income was earned by MSC in the years ended December 31, 2017, 2016, and 2015.

The following table summarizes the net revenues received from Medallion Bank.

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Reimbursement of operating expenses	$865	$1,006	$775
Loan origination and servicing fees	5	229	176

Total other income	$870	$1,235	$951

The Company had a loan to Medallion Fine Art, Inc. in the amount of $999,000 and $3,159,000 as of December 31, 2017 and 2016. The loan bears interest at a rate of 12%, all of which is paid in kind. During 2017 and 2016, the Company advanced $0 and $300,000 and was repaid $2,365,000 and $6,111,000 with respect to this loan. Additionally, the Company recognized $165,000, $596,000, and $944,000 of interest income in 2017, 2016, and 2015.

The Company and MCI had loans to RPAC Racing, LLC, an affiliate of Medallion Motorsports LLC which totaled $16,472,000 and $8,589,000 as of December 31, 2017 and 2016, and which were placed on nonaccrual during 2017. The loans bear interest at 2%, inclusive of cash and paid in kind interest. During 2017, 2016, and 2015, the Company and MCI recognized $56,000, $626,000, and $547,000 of interest income with respect to these loans.

(12) SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases, which expires in May 2018. In November 2004, the repurchase program was increased by an additional $10,000,000, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. As of December 31, 2017, a total of 2,931,125 shares had been repurchased for $24,587,000. There were no purchases in 2017, and purchases were 361,174 shares for $1,524,000 in 2016 and were 413,193 shares for $3,212,000 in 2015.

(13) NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The major components of noninterest income were as follows.

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Prepayment fees	$50	$89	$65
Late charges	8	47	49
Servicing fees	8	36	51
Management fees	—	75	75
Partnership income	—	35	—
Other	41	126	79

Total noninterest income	$107	$408	$319

The major components of other operating expenses were as follows.

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Travel, meals, and entertainment	$750	$964	$940
Directors’ fees	319	387	396
Loan collection expense	316	94	113
Miscellaneous taxes	258	328	213
Computer expense	244	257	315
Office expense	204	200	216
Insurance	180	205	173
Printing and stationary	108	150	148
Other expenses	235	19	203

Total other operating expenses	$2,614	$2,604	$2,717

(14) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Year ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Net share data
Net asset value at the beginning of the year	$11.91	$11.42	$11.16	$10.95	$9.99
Net investment income (loss)	(0.33)	(0.41)	0.69	0.60	0.55
Income tax provision	1.51	(1.90)	0.00	0.00	0.00
Net realized gains (losses) on investments	(1.82)	0.02	0.31	(0.22)	0.03
Net change in unrealized appreciation on investments	0.65	3.26	0.20	0.76	0.58

Net increase in net assets resulting from operations	0.01	0.97	1.20	1.14	1.16
Issuance of common stock	(0.12)	—	—	(0.01)	0.67
Repurchase of common stock	—	0.12	0.06	0.03	—
Distribution of net investment income	—	(0.60)	(0.81)	(0.60)	(0.48)
Return of capital	—	—	(0.18)	(0.35)	(0.41)
Distribution of net realized gains on investments	—	—	—	—	—

Total distributions	—	(0.60)	(0.99)	(0.95)	(0.89)
Other	—	—	(0.01)	—	0.02

Total increase (decrease) in net asset value	(0.11)	0.49	0.26	0.21	0.96

	Year ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Net asset value at the end of the year (1)	$11.80	$11.91	$11.42	$11.16	$10.95

Per share market value at beginning of year	$3.02	$7.04	$10.01	$14.35	$11.74
Per share market value at end of year	3.53	3.02	7.04	10.01	14.35
Total return (2)	17%	(54%)	(22%)	(25%)	29%

Ratios/supplemental data
Total shareholders’ equity (net assets)	$287,159	$286,096	$278,088	$274,670	$273,495
Average net assets	285,704	276,978	276,745	276,254	225,653
Total expense ratio (3) (4) (5)	(3.03%)	29.36%	9.45%	9.57%	11%
Operating expenses to average net assets (4) (5)	4.83	8.23	6.04	6.48	6.94
Net investment income (loss) after income taxes to average net assets (4) (5)	(2.49)	0.04	6.08	5.48	5.40

(1)	Includes $0.00 of undistributed net investment income per share as of December 31, 2017, 2016, 2015, 2014, and 2013, and $0.00 of undistributed net realized gains per share for all years presented.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the year.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $5,272, $5,421, $5,658, $5,946, and $5,920, and operating expenses of $4,211, $5,249, $6,044, $6,005, and $5,841 which formerly were the Company’s, were now MSC’s for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income (loss) ratio would have been (1.37%), 6.31%, and (2.49%) in 2017, 29.42%, 8.28%, and 1.95% in 2016, 11.63%, 8.23%, and 5.94% in 2015, 11.74%, 8.65%, and 5.46% in 2014, 13.23%, 9.53%, and 5.39% in 2013.
(5)	These ratios include the goodwill impairment writeoff of $5,099 in 2016. Excluding the writeoff the total expense, operating expense, and net investment income ratios were 27.52%, 6.39%, and 1.88% in 2016.

(15) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company matches employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank and other unconsolidated, wholly-owned portfolio companies, was approximately $185,000, $187,000, and $185,000 for the years ended December 31, 2017, 2016, and 2015.

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

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2017 and 2016, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$610,135	$610,135	$652,278	$652,278
Cash (1)	12,690	12,690	20,962	20,962
Accrued interest receivable (2)	547	547	769	769
Financial liabilities
Funds borrowed(2)(3)	327,623	330,084	349,073	340,290
Accrued interest payable(2)	3,831	3,831	2,883	2,883

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.
(3)	As of December 31, 2017 and 2016, publicly traded unsecured notes traded at a premium (discount) to par of $2,461 and ($8,783).

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

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and on at least an annual basis, the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016 and 2017. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, additional appreciation of $128,918,000 was recorded in 2016 and $7,849,000 was recorded in 2017. See Note 3 for additional information about Medallion Bank.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2017 Assets
Medallion loans	$—	$—	$208,279	$208,279
Commercial loans	—	—	90,188	90,188
Investments in Medallion Bank and other controlled subsidiaries	—	—	302,147	302,147
Equity investments	—	—	9,521	9,521
Investments other than securities	—	—	7,450	7,450
Other assets	—	—	339	339
2016 Assets
Medallion loans	$—	$—	$266,816	$266,816
Commercial loans	—	—	83,634	83,634
Investments in Medallion Bank and other controlled subsidiaries	—	—	293,360	293,360
Equity investments	61	—	8,407	8,468
Investments other than securities	—	—	9,510	9,510
Other assets	—	—	354	354

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

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the years ended December 31, 2017 and 2016.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2016	$266,816	$83,634	$293,360	$8,407	$9,510	$354
Gains (losses) included in earnings	(41,555)	(491)	10,761	4,727	(2,060)	(15)
Purchases, investments, and issuances	1,953	25,517	441	1,660	—	—
Sales, maturities, settlements, and distributions	(18,935)	(18,472)	(2,415)	(5,273)	—	—

December 31, 2017	$208,279	$90,188	$302,147	$9,521	$7,450	$339

Amounts related to held assets(1)	$37,335	($410)	$10,756	$1,941	($2,060)	($15)

(1) Total unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2017.
(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2015	$308,408	$81,895	$159,913	$6,797	$37,882	$354
Gains (losses) included in earnings	(28,223)	2,394	133,121	3,383	(28,372)	—
Purchases, investments, and issuances	19,996	22,544	5,061	1,851	—	—
Sales, maturities, settlements, and distributions	(33,365)	(23,423)	(4,735)	(3,400)	—	—
Transfers in (out) (1)	—	224	—	(224)	—	—

December 31, 2016	$266,816	$83,634	$293,360	$8,407	$9,510	$354

Amounts related to held assets(2)	($28,028)	($261)	$133,121	$2,481	($28,372)	—

(1)	During 2016, the equity interest in WRWP LLC was exchanged for a loan and has resulted in the transfer from equity investments to commercial loans.
(2)	Total unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2016.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2017 and 2016 were as follows.

(Dollars in thousands)	Fair Value at 12/31/17	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$208,279	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 420% (131%)
Commercial Loans – Mezzanine and Other	90,188	Borrower financial analysis	Financial condition and operating performance of	N/A
			the borrower Portfolio yields	2% -19.00% (12.02%)
Investment in Medallion Bank	290,548	Precedent M&A transactions	Price / Book Value multiples	2.1x to 2.5x
			Price / Earnings multiples	8.7x to 10.6x
		Discounted cash flow	Discount rate	17.50%
			Terminal value	$470,964 to $623,007
Investment in Other Controlled Subsidiaries	4,623	Investee financial analysis	Financial condition and operating performance	N/A
			Enterprise value	$37,500 - 41,500
			Equity value	$2,000 - $5,000
	3,878	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/ offer to purchase asset	N/A
	3,001	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
			Third party offer to purchase investment	N/A
	97	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
Equity Investments	5,417	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	2,193	Investee financial analysis	Equity value	$2,000 - $5,000
			Preferred equity yield	12%
	1,455	Precedent Market transaction	Offering price	$8.73 / share
	456	Investee book value	Valuation indicated by investee filings	N/A
Investments Other Than Securities	7,450	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	339	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(Dollars in thousands)	Fair Value at 12/31/16	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$266,816	Precedent market transactions	Adequacy of collateral (loan to value)	0% - 379% (135%)
Commercial Loans – Mezzanine and Other	83,634	Borrower financial analysis	Financial condition and operating performance of the borrower	N/A
			Portfolio yields	3% -19.00% (13.05%)
Investment in Medallion Bank	280,589	Publicly traded comparables	Price / Tangible Book Value multiples	1.4x to 1.6x
			Price / Earnings multiples	10.5x to 12.5x
			Weight of the valuation method	40%
		Precedent M&A transactions	Price / Tangible Book Value multiples	1.5x to 1.7x
			Price / Earnings multiples	12.0x to 14.0x
			Weight of the valuation method	40%
		Discounted cash flow	Risk-free rate	2.40%
			Discount rate	11.74%
			Terminal value	$468,700
			Weight of the valuation method	20%
Investment in Other Controlled Subsidiaries	6,980	Investee financial analysis	Financial condition and operating performance	N/A
			Implied value of individual franchises	$30,000
			Equity value	$3,000 - $5,000
	3,647	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/ offer to purchase asset	N/A
	1,690	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
	454	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
Equity Investments	5,480	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,351	Investee financial analysis	Equity value	$3,000 - $5,000
			Preferred equity yield	12%
	1,101	Investee book value	Valuation indicated by investee filings	N/A
	475	Market comparables	Discount for lack of marketability	10% (10%)
Investments Other Than Securities	9,510	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	354	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(18) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of December 31, 2017 and 2016.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 12/31/17		Value as of 12/31/16
City of Chicago Taxicab Medallions	154	(1)	$8,411	$7,238	(2)	$9,240	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	212	(3)	270	(3)

Total Investments Other Than Securities			$8,689	$7,450		$9,510

(1)	Investment is not readily marketable, is considered income producing, is not subject to option, and is a non-qualifying asset under the 1940 Act.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $5,846, $0, and $5,846 as of December 31, 2017 and was $7,287, $0, and $7,287 as of December 31, 2016. The aggregate cost for Federal income tax purposes was $1,392 at December 31, 2017 and $1,953 at December 31, 2016.
(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $172, $0, and $172 as of December 31, 2017 and is $212, $0, and $212 as of December 31, 2016. The aggregate cost for Federal income tax purposes was $40 at December 31, 2017 and $58 at December 31, 2016.

(19) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance.

On January 31, 2018, a credit facility with a maturity date of January 31, 2018 was extended to July 31, 2019.

On January 31, 2018, the SBA Note was amended to change the required minimum principal and interest to be paid on or before February 1, 2018 to $5,000,000 and the minimum principal and interest to be paid on or before February 1, 2019 to $10,000,000.

On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act and our Board of Directors approved the filing of the Company’s withdrawal form with the SEC to be made on or about April 1, 2018. At that point, the Company would no longer be a BDC or be subject to the provisions of the 1940 Act applicable to BDCs. Assuming such withdrawal from BDC status occurs, commencing with the second quarter of 2018, Medallion Bank would no longer be reported as an investment at fair value and instead its financial results would be consolidated with those of the Company.

On March 13, 2018, the DZ loan was extended until December 15, 2018.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					350	53%	4.23%	$10,898	$168,710	$167,226	$151,309
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,159	$3,159	$3,159
	Real Cab Corp ##	Term Loan	07/20/07	12/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$350	$350	$350
	Slo Cab Corp ##	Term Loan	07/20/07	12/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$210	$210	$210
	Junaid Trans Corp ## & {Annually-Prime plus 1.00%}	Term Loan	04/30/13	04/29/19	1	*	5.00%		$1,379	$1,379	$1,379
	Avi Taxi Corporation ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Hj Taxi Corp ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Anniversary Taxi Corp ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Kby Taxi Inc ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Apple Cab Corp ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Penegali Taxi LLC ##	Term Loan	12/11/14	12/10/17	1	*	3.75%		$1,294	$1,294	$1,294
	Uddin Taxi Corp ## &	Term Loan	11/05/15	11/05/18	1	*	4.75%		$1,284	$1,284	$1,284
	Waylon Transit LLC ##	Term Loan	09/27/17	09/27/22	1	*	0.00%	$1,275	$1,275	$1,275	$1,277
	Sonu-Seema Corp ## (interest rate includes deferred interest of 2.50%)	Term Loan	12/07/12	12/20/18	1	*	5.00%		$1,275	$1,275	$1,275
	(deferred interest of $34 per footnote 2)
	Bunty & Jyoti Inc ## (interest rate includes deferred interest of 2.50%)	Term Loan	03/13/13	12/13/18	1	*	5.00%		$1,259	$1,259	$1,259
	(deferred interest of $35 per footnote 2)
	Perem Hacking Corp ## & {Annually-Prime plus .25%}	Term Loan	05/01/16	05/01/21	1	*	4.25%		$1,223	$1,223	$1,225
	S600 Service Co Inc ## & {Annually-Prime plus .25%}	Term Loan	05/01/16	05/01/21	1	*	4.25%		$1,223	$1,223	$1,225
	Ela Papou LLC ##	Term Loan	06/27/14	12/15/17	1	*	4.00%		$1,213	$1,213	$1,213
	Earie Hacking LLC ##	Term Loan	12/28/15	12/28/20	1	*	3.60%		$1,173	$1,173	$1,174
	Amme Taxi Inc ##	Term Loan	10/21/13	10/21/18	1	*	3.70%		$1,162	$1,162	$1,162
	Yosi Transit Inc ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$140	$140	$140
Various New York && ##	0.00% to 18.38% (interest rate includes deferred interest 1.00% to 9.19%)	Term Loan	03/23/01 to 12/22/17	05/28/16 to 12/21/26	327	42%	4.36%	$9,623	$139,356	$137,872	$121,948
	(deferred interest of $1,281 per footnote 2)
Chicago					107	5%	4.74%	$0	$20,172	$19,436	$15,602
	Sweetgrass Peach &Chadwick Cap ## (interest rate includes deferred interest of 1.00%)	Term Loan	08/28/12	02/24/18	1	*	6.00%		$1,374	$1,374	$1,374
	(deferred interest of $20 per footnote 2)
Various Chicago && ##	0.00% to 7.00% (interest rate includes deferred interest .75% to 2.75%)	Term Loan	01/22/10 to 08/08/16	03/12/16 to 12/22/20	106	5%	4.65%	$0	$18,798	$18,062	$14,228
	(deferred interest of $207 per footnote 2)
Newark && ##					110	8%	5.34%	$1,047	$21,999	$21,935	$21,684
	Viergella Inc ##	Term Loan	02/20/14	02/20/18	1	*	4.75%		$1,278	$1,278	$1,278
Various Newark && ##	4.50% to 7.00% (interest rate includes deferred interest 1.50%)	Term Loan	04/09/10 to 10/12/17	10/17/17 to 05/14/25	109	7%	5.38%	$1,047	$20,721	$20,657	$20,406
	(deferred interest of $2 per footnote 2)
Boston && ##	2.75% to 6.15%	Term Loan	06/12/07 to 10/04/17	12/07/15 to 11/06/25	59	6%	4.51%	$633	$18,907	$18,564	$18,504
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/29/16 to 01/26/20	13	0%	4.55%	$0	$824	$773	$693
Various Other && ##	4.75% to 9.00%	Term Loan	04/28/08 to 07/30/15	01/03/17 to 09/01/23	9	0%	7.95%	$0	$500	$482	$487

Total medallion loans ($183,529 pledged as collateral under borrowing arrangements)					648	73%	4.41%	$12,578	$231,112	$228,416	$208,279

Commercial Loans
Secured mezzanine (22% North Carolina, 16% Minnesota, 7% Ohio, 6% Texas, 6% Delaware 6% California, 5% Oklahoma, 5% Oregon, 4% Kansas, 4% North Dakota, 4% Pennsylvania, and 15% all other states) (2)
Manufacturing (37% of the total)	Innovative Metal, Inc. dba Southwest Data Products (interest rate includes PIK interest of 2.00%)	Term Loan	04/06/17	04/06/24	1	2%	14.00%	$5,000	$5,000	$5,000	$4,980
	Stride Tool Holdings, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	04/05/16	04/05/21	1	1%	15.00%		$4,217	$4,217	$4,179
	(capitalized interest of $217 per footnote 2)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
		AA Plush Holdings, LLC (interest rate includes PIK interest of 6.00%)	Term Loan	08/15/14	08/15/19	1	1%	14.00%		$3,397	$3,397	$3,393
		(capitalized interest of $397 per footnote 2)
		Pinnacle Products International, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/09/15	10/09/20	1	1%	15.00%		$3,249	$3,249	$3,249
		(capitalized interest of $449 per footnote 2)
		Liberty Paper Products Acquisition, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	06/09/16	06/09/21	1	1%	14.00%		$3,096	$3,096	$3,096
		(capitalized interest of $101 per footnote 2)
		EMI Porta Opco, LLC (interest rate includes PIK interest of 1.00%)	Term Loan	12/11/17	03/11/23	1	1%	13.00%	$3,000	$3,002	$3,002	$3,002
		(capitalized interest of $2 per footnote 2)
		BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	08/01/14	08/01/19	1	1%	15.00%		$2,718	$2,718	$2,718
		(capitalized interest of $218 per footnote 2)
		EGC Operating Company, LLC (interest rate includes PIK interest of 1.00%)	Term Loan	09/30/14	09/30/19	1	1%	13.00%		$1,959	$1,959	$1,959
		(capitalized interest of $49 per footnote 2)
		American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 7.00%)	Term Loan	07/03/13	09/30/18	1	1%	19.00%		$1,782	$1,782	$1,782
		(capitalized interest of $282 per footnote 2)
		Tri-Tech Forensics, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	06/15/17	06/15/22	1	1%	14.00%	$1,500	$1,500	$1,500	$1,500
		Orchard Holdings, Inc. &	Term Loan	03/10/99	03/31/10	1	*	13.00%		$1,390	$1,390	$1,390
		Filter Holdings, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	05/05/17	05/05/22	1	*	14.00%	$1,250	$1,250	$1,250	$1,250
		Various Other 10.00%	Term Loan	03/28/17	03/28/22	1	*	10.00%	$200	$200	$200	$200
Arts, Entertainment, and Recreation (19% of the total)		RPAC Racing LLC & (interest rate includes PIK interest of 2.00%)	Term Loan	11/27/17	03/31/20	1	3%	2.00%	$7,827	$7,827	$7,827	$7,827
		(capitalized interest of $15 per footnote 2)
		RPAC Racing LLC & (interest rate includes PIK interest of 2.00%)	Term Loan	06/22/16	03/31/20	1	1%	2.00%		$2,034	$2,034	$2,034
		(capitalized interest of $278 per footnote 2)
		RPAC Racing LLC & (interest rate includes PIK interest of 2.00%)	Term Loan	09/14/16	03/31/20	1	*	2.00%		$1,000	$1,000	$1,000
		(capitalized interest of $120 per footnote 2)
		RPAC Racing LLC & (interest rate includes PIK interest of 2.00%)	Term Loan	11/19/10	03/30/20	1	2%	2.00%		$5,611	$5,611	$5,611
		(capitalized interest of $2,572 per footnote 2)
Professional, Scientific, and Technical Services (18% of the total)		Weather Decision Technologies, Inc. (interest rate includes PIK interest of 9.00%)	Term Loan	12/11/15	12/11/20	1	1%	18.00%		$4,221	$4,221	$4,214
		(capitalized interest of $721 per footnote 2)
		Weather Decision Technologies, Inc. (interest rate includes PIK interest of 7.00%)	Term Loan	11/08/17	06/30/18	1	*	14.00%	$325	$327	$327	$327
		(capitalized interest of $2 per footnote 2)
		ADSCO Opco, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	10/25/16	10/25/21	1	1%	13.00%		$3,687	$3,687	$3,677
		(capitalized interest of $87 per footnote 2)
		Northern Technologies, LLC (interest rate includes PIK interest of 1.00%)	Term Loan	01/29/16	01/29/23	1	1%	13.00%		$3,670	$3,670	$3,670
		(capitalized interest of $70 per footnote 2)
	+	DPIS Engineering, LLC	Term Loan	12/01/14	06/30/20	1	1%	12.00%		$2,000	$2,000	$1,998
	+	Portu-Sunberg Marketing LLC	Term Loan	10/21/16	02/21/22	1	*	12.00%		$1,250	$1,250	$1,245
		Various Other 14.00%	Term Loan	05/21/15	05/21/22	1	*	14.00%		$1,156	$1,156	$1,156
		(capitalized interest of $11 per footnote 2)
Information (9% of the total)		US Internet Corp.	Term Loan	03/14/17	03/14/22	1	1%	14.50%	$5,650	$4,075	$4,075	$4,062
		US Internet Corp. (interest rate includes PIK interest of 17.00%)	Term Loan	03/14/17	03/14/22	1	*	19.00%	$1,000	$1,147	$1,147	$1,147
		(capitalized interest of $147 per footnote 2)
		Centare Holdings, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,500	$2,497
Wholesale Trade (6% of the total)	+	Classic Brands, LLC	Term Loan	01/08/16	04/30/23	1	1%	12.00%		$2,880	$2,880	$2,880

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
	Harrell’s Car Wash Systems, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	07/03/17	09/03/22	1	1%	15.00%	$2,000	$2,532	$2,532	$2,529
	(capitalized interest of $32 per footnote 2)
Mining, Quarrying, and Oil and Gas Extraction (5% of the total)	Green Diamond Performance Materials, Inc. (interest rate includes PIK interest of 4.50%)	Term Loan	09/08/17	09/08/24	1	1%	16.50%	$4,000	$4,057	$4,057	$4,057
	(capitalized interest of $57 per footnote 2)
Transportation and Warehousing (4% of the total)	LLL Transport, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/23/15	04/23/21	1	1%	15.00%		$3,914	$3,914	$3,912
	(capitalized interest of $410 per footnote 2)
Construction (2% of the total)	Highland Crossing-M, LLC (interest rate includes PIK interest of 11.50%)	Term Loan	01/07/15	02/01/25	1	1%	11.50%		$1,445	$1,445	$1,444
Accommodation and Food Services (0% of the total)	Various Other 9.25%	Term Loan	11/05/10	11/05/20	1	*	9.25%		$241	$241	$241

Total secured mezzanine (2)					33	31%	12.09%	$31,752	$88,334	$88,334	$88,226

Other secured commercial (51% New York, 42% New Jersey and 7% all other states)
Retail Trade (81% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12%)	Term Loan	12/17/12	03/17/18	1	*	12.00%		$999	$999	$999
	Various Other && 4.75% to 10.50%	Term Loan	10/28/08 to 12/23/15	05/09/18 to 03/03/20	5	*	7.74%		$835	$795	$604
Accommodation and Food Services (12% of the total)	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	04/18/17 to 09/06/19	3	*	8.26%		$644	$544	$228
Transportation and Warehousing (4% of the total)	Various Other && 4.25%	Term Loan	03/17/15	09/10/18	1	*	4.25%		$75	$74	$75
Real Estate and Rental and Leasing (3% of the total)	Various Other && 5.00%	Term Loan	03/31/15	03/31/20	1	*	5.00%		$69	$65	$56

Total Other Commercial Loans (2)					11	1%	9.39%		$2,622	$2,477	$1,962

Total commercial loans (2)					44	31%	12.02%	$31,752	$90,956	$90,811	$90,188

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	101%	0.00%			$138,282	$290,548
NASCAR Race Team	Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	2%	42.40%			$2,820	$4,623
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%			$1,777	$3,878
Loan Servicing	Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%			$97	$97
Professional Sports Team	LAX Group LLC	44.97% of membership interests	05/23/12	None	1	1%	0.00%			$251	$3,001
Media	Medallion Taxi Media, Inc.	100% of common stock	01/01/17	None	1	*	0.00%			$0	$0

Investment in Medallion Bank and other controlled subsidiaries, net					6	105%	0.83%	$0	$0	$143,227	$302,147

Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	*	0.00%			$733	$456
NASCAR Race Team	Rpac Racing LLC	1,000 shares of Series D	08/25/15	None	1	1%	0.00%			$0	$2,193
Loan Servicing	Upgrade, Inc.	666,668 shares of Series A-1 preferred stock	09/30/16	None	1	1%	0.00%			$250	$1,455
Stuffed Toy Manufacturer	AA Plush Holdings, LLC d/b/a Animal Adventures	1.6% Common Units	08/15/14	None	1	*	0.00%			$300	$300
Advertising Services	ADSCO Opco, LLC	7.9% Class A Series A-2 Units	10/25/16	None	1	*	0.00%			$400	$400

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Baby Sleep Products		BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% Units	08/01/14	None	1	*	0.00%			$250	$250
IT Services		Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%			$103	$103
Wholesale Hobbyists’ Supplies		Classic Brands, LLC	Warrant for 300,000 Class A units	01/08/16	01/08/26	1	*	0.00%			$0	$0
Engineering Design Services		DPIS Engineering LLC	Warrant for 180,000 Class C units	12/01/14	5th anniversary of note paid in full	1	*	0.00%			$0	$0
Elevator Parts Manufacturer		EMI Porta HoldCo, LLC	3.56% of Series A-2 Preferred Units	12/11/17	None	1	*	0.00%	$500		$500	$500
Industrial Filters Manufacturer		Filter Holdings, Inc.	7.14% of Common Stock, 7.14% of Preferred Stock	05/05/17	None	2	*	0.00%	$207		$207	$207
Specialty Sand Products		Green Diamond Performance Materials, Inc.	4.26% of Series A Preferred Stock	09/08/17	None	1	*	0.00%	$200		$200	$200
Car Wash Equipment Manufacturer		Harrell’s Car Wash Systems, Inc.	0.89% of Common Stock	07/03/17	None	1	*	0.00%	$104		$104	$104
Sheet Metal Manufacturer		SWDP Acquisition Co., LLC	9.9875% of LLC Units	04/06/17	None	1	*	0.00%	$400		$400	$400
Paper Tapes Manufacturer		Liberty Paper Products Acquisition, LLC	100% of Series A Preferred Units—12% TOTAL	06/09/16	None	1	*	0.00%			$350	$350
Environmental Consulting Services		Northern Technologies, LLC	8.27% of LLC units	01/29/2016, 12/5/16 & 6/12/17	None	3	*	0.00%	$58		$408	$408
Space Heater Manufacturer		Pinnacle Products International, Inc.	0.5% common stock	10/09/15	None	1	*	0.00%			$135	$135
Marketing Services		Portu-Sunberg Marketing LLC	0.86% LLC units	10/19/16	None	1	*	0.00%			$50	$50
		Portu-Sunberg Marketing LLC	Warrant for 2.85% of the outstanding stock	12/31/12	07/24/20	1	*	0.00%			$0	$0
Hand Tool Manufacturer		Stride Tool Holdings, LLC	7.14% of LLC units	04/05/16	None	1	*	0.00%			$500	$500
Forensic Supplies		Tri-Tech Forensics, Inc.	4.91% of Common Stock; 4.61% of Preferred Stock	06/15/17	None	3	*	0.00%	$192		$192	$192
Weather Forecasting Services		Weather Decision Technologies, Inc.	2.2% preferred stock	12/11/15	None	1	*	0.00%			$500	$500
Various Other #	+	**	* Various	08/04/08 to 12/12/14	None to 2/5/23	5	*	0.00%			$818	$818

Equity investments, net						32	3%	0.00%	$1,661	$0	$6,400	$9,521

Investment securities

Investment securities, net						0	0%	0.00%	$0	$0	$0	$0

Net Investments ($183,529 pledged as collateral under borrowing arrangements) (3)

						730	212%	4.73%	$45,991	$322,068	$468,854	$610,135

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $6,237 of interest income capitalized into the outstanding investment balances, and $1,579 of deferred interest income, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 212%.
(4)	Gross unrealized appreciation, gross unrealized depreciation and net appreciation for federal income tax purposes totaled $220,597, $21,306 and $199,291, respectively. The tax cost of investments was $410,844.
(5)	For revolving lines of credit the amount shown is the cost at December 31, 2017.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to totaled assets of Medallion Financial on an unconsolidated basis was up to 59% and up to 48% on a consolidated basis. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.

##   Pledged as collateral under borrowing arrangements.

+   Includes various warrants, all of which have a cost and fair value of zero at December 31, 2017.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 14, 2018 (File No. 814-00188)

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFIILIATES

As of and for the year ended December 31, 2017

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) and change in fair value	Amount of dividends or interest(1)	Value as of 12/31/17
(Dollars in thousands)
Medallion Bank - common stock	1,000,000 shares -100% of common stock	$10,193	$0	$290,548
Medallion Motorsports, LLC - membership interest (2)	75% of membership interest	(2,357)	1,201	4,623
Medallion Fine Art, Inc. - common stock (3)	1,000 shares -100% of common stock	231	0	3,878
LAX Group LLC - membership interest	45% of membership interest	870	0	3,001
Medallion Servicing Corp. - common stock	1,000 shares -100% of common stock	546	0	97
Medallion Taxi Media, Inc. - common stock	1,000 shares -100% of common stock	0	77	0

Total investments in Medallion Bank and other controlled subsidiaries		9,483	1,278	302,147

RPAC Racing LLC (2)	100% of Series D units	0	0	2,193
Stride Tool Holdings LLC (4) - membership interest	7.14% of membership interest	0	0	500
Northern Technologies LLC - membership interest (5)	8.3% of membership interest	0	0	408
ADSCO Holdco LLC - membership interest (6)	7.7% of Class A Series A-2 LLC units	0	0	400
SWDP Acquisition Co LLC. (7)	10% of membership interest	0	0	400
Appliance Recycling Centers of America Inc. - common stock	0% of common stock	0	0	0
Filter Holdings INC. (8)	7.14% of common & preferred stock	0	0	207
Third Century JRT, Inc. (9)	13% of common stock	0	0	200

Total equity investments in affiliates		$0	$0	$4,308

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	The Company and a controlled subsidiary of the Company have 4 loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC in the amount of $16,472 as of December 31, 2017, and on which $56 of interest income was earned during the year ended December 31, 2017 as the loans are on non-accrual status.
(3)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $999 as of December 31, 2017, and on which $165 of interest income was earned during the year ended December 31, 2017.

(4)   The Company has a loan due from Stride Tool Holding LLC in the amount of $4,217 as of December 31, 2017, and on which $631 of interest income was earned during the year ended December 31, 2017.

(5)   The Company has a loan due from Northern Technologies LLC in the amount of $3,670 as of December 31, 2017, on which $477 of interest income was earned during the year ended December 31, 2017.

(6)   The Company has a loan due from ADSCO Holdco LLC in the amount of $ 3,687 as of December 31, 2017, and on which $475 of interest income was earned during the year ended December 31, 2017.

(7)   The Company has a loan due from Innovative Metal Inc., an affiliate of SWDP Acquisition Co LLC in the amount of $5,000 as of December 31, 2017, on which $523 of interest income was earned during the year ended December 31, 2017.

(8)   The Company has a loan due from Filter Holdings Inc in the amount of $1,250 as of December 31, 2017, on which $117 of interest income was earned during the year ended December 31, 2017.

(9)   The Company has a loan due from JR Thompson Company LLC, an affiliate of Third Century JRT, Inc., in the amount of $1,156 as of December 31, 2017, on which $204 of interest income was earned during the year ended December 31, 2017.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2017.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc. (1)	Medallion Motorsports, LLC (2)	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Medallion Taxi Media, Inc.	Third Century JRT, Inc. (3)	Northern Technologies, LLC (4)	Stride Tool Holding LLC (5)	ADSCO Holdco LLC (6)	RPAC Racing LLC (2)	Filter Holdings Inc.(7)	SWDP ACUQSITION Co LLC(8)
Title of Issue	Common Stock	Common Stock	Membership Interest	Common Stock	Common Stock	Membership Interest	Common Stock	Common Stock	Membership Interest	Membership Interest	Membership Interest	Membership Interest	Common & Preferred Stock	Membership Interest
(Dollars in thousands)
Value as of 12/31/16	$280,589	$3,647	$6,980	$475	$454	$1,690	$—	$200	$351	$500	$400	$1,351	$—	$—
Gross additions / investments	—	—	—	—	—	441	—	—	57	—	—	—	207	400
Gross reductions / distributions	(234)	—	(1,201)	(351)	(903)	—	(77)	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	10,193	231	(1,156)	(124)	546	870	77	—	—	—	—	842	—	—

Value as of 12/31/17	$290,548	$3,878	$4,623	$—	$97	$3,001	$—	$200	$408	$500	$400	$2,193	$207	$400

(1)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $999 as of December 31, 2017, $0 of which was advanced during 2017, and for which $2,325 was repaid.
(2)	In addition to the equity ownership, the Company and a controlled subsidiary of the Company have four loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC, in the amount of $16,472, $7,883 of which was advanced during 2017.
(3)	The Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, Inc in the amount of $1,156 as of December 31, 2017, $469 of which was repaid during 2017.
(4)	The Company has a loan due from Northern Technologies LLC in the amount of $3,670 as of December 31, 2017, $137 of which was advanced during 2017.
(5)	The Company has a loan due from Stride Tool Holdings LLC in the amount of $4,217 as of December 31, 2017, $126 of which was advanced during 2017.
(6)	The Company has a loan due from ADSCO Holdco LLC in the amount of $3,687 as of December 31, 2017, $74 of which was advanced during 2017.
(7)	The Company has a loan due from Filter Holdings Inc. in the amount of $1,250 as of December 31, 2017, all of which was advanced during 2017.
(8)	The Company has a loan due from Innovative Metals, Inc., an affiliate of SWDP Acquisition Co LLC in the amount of $5,000 as of December 31, 2017, all of which was advanced during 2017.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2016

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2016 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					380	66%	3.67%	$15,068	$202,845	$202,469	$189,571
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,270	$3,270	$3,270
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$350	$350	$350
	Real Cab Corp	Term Loan	08/19/14	07/20/17	1	*	3.31%		$338	$338	$338
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$210	$210	$210
	Slo Cab Corp ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$203	$203	$203
	Esg Hacking Corp ##	Term Loan	03/12/14	03/12/17	1	1%	3.50%		$1,713	$1,713	$1,714
	Whispers Taxi Inc ## &	Term Loan	05/28/13	05/28/16	1	1%	3.35%		$2,026	$2,014	$1,531
	Christian Cab Corp &	Term Loan	11/27/12	11/27/18	1	1%	3.75%		$1,489	$1,489	$1,493
	Junaid Trans Corp ## {Annually-Prime plus 1.00%}	Term Loan	04/30/13	04/29/19	1	*	4.50%		$1,409	$1,409	$1,409
	Ocean Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	*	3.50%		$1,379	$1,379	$1,379
	Jacal Hacking Corp ##	Term Loan	12/20/13	12/20/16	1	*	3.50%		$1,379	$1,379	$1,379
	Avi Taxi Corporation ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,366	$1,366	$1,366
	Apple Cab Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,366	$1,366	$1,366
	Anniversary Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,366	$1,366	$1,366
	Hj Taxi Corp ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,366	$1,366	$1,366
	Kby Taxi Inc ##	Term Loan	04/11/14	04/11/17	1	*	3.25%		$1,366	$1,366	$1,366
	Bunty & Jyoti Inc ##	Term Loan	03/13/13	12/13/18	1	*	2.50%		$1,336	$1,336	$1,336
	Penegali Taxi LLC ##	Term Loan	12/11/14	12/10/17	1	*	3.75%		$1,331	$1,331	$1,332
	Sonu-Seema Corp ##	Term Loan	12/07/12	12/20/18	1	*	2.50%		$1,313	$1,313	$1,313
	Uddin Taxi Corp ##	Term Loan	11/05/15	11/05/18	1	*	4.75%		$1,298	$1,297	$1,298
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$1,018	$1,017	$1,018
	Yosi Transit Inc ##	Term Loan	07/20/07	07/20/17	1	*	2.81%		$140	$140	$140
	Yosi Transit Inc ##	Term Loan	08/19/14	07/20/17	1	*	3.31%		$135	$135	$135
Various New York && ##	0.00% to 8.96%	Term Loan	03/23/01 to 12/27/16	05/28/16 to 12/21/26	355	56%	3.71%	$15,068	$171,606	$171,244	$158,821
Chicago					111	10%	4.54%	$109	$38,320	$38,091	$28,850
	Sweetgrass Peach &Chadwick Cap ##	Term Loan	08/28/12	02/24/18	1	1%	5.00%		$1,454	$1,454	$1,454
	Regal Cab Company Et Al ##	Term Loan	08/29/13	08/27/18	1	*	5.00%		$1,322	$1,322	$1,322
Various Chicago && ##	0.00% to 7.00%	Term Loan	01/22/10 to 08/08/16	03/12/16 to 12/29/20	109	9%	4.50%	$109	$35,544	$35,315	$26,074
Newark && ##					111	8%	5.27%	$314	$23,291	$23,267	$23,157
	Viergella Inc ##	Term Loan	02/20/14	02/20/18	1	*	4.75%		$1,312	$1,312	$1,313
Various Newark && ##	4.50% to 7.00%	Term Loan	04/09/10 to 04/14/16	12/12/16 to 05/14/25	110	8%	5.30%	$314	$21,979	$21,955	$21,844
Boston && ##	0.00% to 6.15%	Term Loan	06/12/07 to 12/09/16	12/07/15 to 11/06/25	60	8%	4.52%	$1,214	$26,061	$25,857	$21,818
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/29/16 to 01/26/20	13	1%	4.47%		$4,441	$4,401	$2,649
Various Other && ##	4.75% to 9.00%	Term Loan	04/28/08 to 07/30/15	01/03/17 to 09/01/23	9	0%	7.26%		$978	$965	$771

Total medallion loans ($231,494 pledged as collateral under borrowing arrangements)					684	93%	4.01%	$16,705	$295,936	$295,050	$266,816

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

Financial Statements for the years ended December 31, 2017, 2016, and 2015

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Medallion Bank

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medallion Bank (the “Bank”) (a wholly owned subsidiary of Medallion Financial Corp.) as of December 31, 2017 and 2016, and the related statements of comprehensive income, changes in shareholder’s equity, and cash flows for each of the three years in the three-year period ended December 31, 2017, and the related notes (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on the Bank’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchanges Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Bank’s auditor since 2005.

New York, New York

March 14, 2018

Medallion Bank

Statements of Comprehensive Income

For the years ended December 31,

(Dollars in thousands)	2017	2016	2015
Interest income
Investments	$1,288	$973	$793
Loan interest including fees	109,993	102,481	90,228

Total interest income	111,281	103,454	91,021
Interest expense	13,869	11,762	9,205

Net interest income	97,412	91,692	81,816
Provision for loan losses	51,282	69,466	16,701

Net interest income after provision for loan losses	46,130	22,226	65,115
Noninterest income	121	308	291
Writedown of loan collateral in process of foreclosure	(6,259)	(3)	(2)
Gain/(loss) on sale of loans	7,163	3,386	—
Gain on sale of investment securities	—	—	31

Total noninterest income	1,025	3,691	320
Noninterest expense
Loan servicing	9,833	9,324	9,072
Salaries and benefits	6,575	5,784	5,299
Professional fees	1,469	2,006	2,594
Computer expense	491	494	155
Collection costs	2,437	2,123	1,362
Regulatory fees	2,410	1,287	877
Affiliate services	531	544	500
Occupancy and equipment	405	340	274
Insurance	254	212	201
Credit reports	296	239	204
Director’s fees	230	216	174
Dues and subscriptions	222	98	68
Provision for losses on other assets	1,476	—	1,150
Other	880	1,614	841

Total noninterest expense	27,509	24,281	22,771

Income before income taxes	19,646	1,636	42,664
Provision (benefit) for income taxes	15,093	(326)	18,974

Net income	4,553	1,962	23,690
Other comprehensive income, net of tax
Net change in unrealized gains (losses) on investment securities	159	(245)	(453)

Total comprehensive income	$4,712	$1,717	$23,237

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Balance Sheets

December 31,

(Dollars in thousands)	2017	2016
Assets
Cash and cash equivalents, substantially all of which are federal funds sold	$110,233	$30,881
Investment securities, available-for-sale	43,478	36,861
Loans, inclusive of net deferred loan acquisition costs	928,232	1,019,901
Allowance for loan losses	(63,416)	(54,819)

Loans, net	864,816	965,082
Loan collateral in process of foreclosure	27,706	1,197
Fixed assets, net	314	234
Deferred and other tax assets, net	10,181	23,333
Accrued interest receivable and other assets	20,626	18,370

Total assets	$1,077,354	$1,075,958

Liabilities and shareholder’s equity
Liabilities
Funds borrowed	$906,748	$908,442
Accrued interest payable	1,488	1,094
Other liabilities	3,833	3,453
Due to affiliates	1,055	1,084

Total liabilities	913,124	914,073

Commitments and contingencies (Note 9)	—	—
Shareholder’s equity
Preferred stock, $1.00 par value, 26,303 shares at December 31, 2017 and 2016 authorized, issued, and outstanding	26,303	26,303
Common stock, $1 par value, 7,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Additional paid in capital	77,500	77,500
Accumulated other comprehensive income/(loss), net of tax	(382)	(541)
Retained earnings	59,809	57,623

Total shareholder’s equity	164,230	161,885

Total liabilities and shareholder’s equity	$1,077,354	$1,075,958

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Changes in Shareholder’s Equity

For the years ended December 31, 2017, 2016, and 2015

(Dollars in thousands)	Preferred Stock		Common Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
Balance at December 31, 2014	26,303	$26,303	1,000,000	$1,000	$66,500	$157	$55,484	$149,444
Capital contributions	—	—	—	—	8,000	—	—	8,000
Net income							23,690	23,690
Dividends declared to parent	—	—	—	—	—	—	(18,000)	(18,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(263)	(263)
Net change in unrealized losses on investment securities, net of tax	—	—	—	—	—	(453)	—	(453)

Balance at December 31, 2015	26,303	26,303	1,000,000	1,000	74,500	(296)	60,911	162,418
Capital contributions	—	—	—	—	3,000	—	—	3,000
Net income							1,962	1,962
Dividends declared to parent	—	—	—	—	—	—	(3,000)	(3,000)
Dividends declared to US Treasury	—	—	—	—	—	—	(2,250)	(2,250)
Net change in unrealized losses on investment securities, net of tax	—	—	—	—	—	(245)	—	(245)

Balance at December 31,2016	26,303	26,303	1,000,000	1,000	77,500	(541)	57,623	161,885
Net income							4,553	4,553
Dividends declared to US Treasury	—	—	—	—	—	—	(2,367)	(2,367)
Net change in unrealized losses on investment securities, net of tax	—	—	—	—	—	159	—	159

Balance at December 31, 2017	26,303	$26,303	1,000,000	$1,000	$77,500	($382)	$59,809	$164,230

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Statements of Cash Flow

For the years ended December 31,

(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities
Net income from operations	$4,553	$1,962	$23,690
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,065	5,056	4,816
Deferred tax benefit	4,731	(11,889)	(2,623)
Provision for loan losses	51,282	69,466	16,701
Provision for losses on other assets	1,476	—	1,150
Writedown of loan collateral in process of foreclosure and other assets, net	6,261	—	(1)
Gain from sale of loans, net	(7,163)	(3,386)	—
Changes in operating assets and liabilities:
Interest receivable	(582)	(197)	(1,171)
Other tax assets	8,236	(6,210)	3,233
Other assets	(4,564)	(960)	(1,926)
Interest payable	394	82	317
Other liabilities	380	347	175

Net cash provided by operating activities	70,069	54,271	44,361

Cash flows from investing activities
Increase in loans, net	(218,279)	(188,826)	(139,720)
Proceeds from sale of loans	231,906	144,818	—
Purchase of investments	(12,722)	(6,496)	(15,046)
Proceeds from maturity/sale of investments	6,452	4,781	6,587
Proceeds from sale of repossessed loan collateral	6,234	5,510	4,514
Purchase of fixed assets	(218)	(263)	(22)

Net cash provided by (used in) investing activities	13,373	(40,476)	(143,687)

Cash flows from financing activities
Issuance of time deposits and other borrowed funds	549,542	494,350	475,926
Repayments of funds borrowed	(551,236)	(494,805)	(374,970)
Federal funds purchased	28,000	42,000	35,043
Repayments of federal funds purchased	(28,000)	(42,000)	(35,043)
Change in due to affiliates	(29)	(303)	(1,645)
Additional paid-in capital contributed by parent	—	3,000	8,000
Dividends paid to parent	—	(6,000)	(15,000)
Dividends paid to US Treasury	(2,367)	(2,250)	(263)

Net cash provided (used for) by financing activities	(4,090)	(6,008)	92,048

Net change in cash and cash equivalents	79,352	7,787	(7,278)
Cash and cash equivalents, beginning of the year	30,881	23,094	30,372

Cash and cash equivalents, end of the year	$110,233	$30,881	$23,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,145	$10,311	$7,575
Cash paid for income taxes	4,762	17,773	18,364
Non-cash investing activities - loans transferred to loan collateral in process of foreclosure	44,968	10,941	8,523
Non-cash investing activities - loans transferred to other assets	—	—	338
Non-cash financing activity - dividends payable to parent	—	—	3,000

The accompanying notes are an integral part of these financial statements.

Medallion Bank

Notes to Financial Statements

December 31, 2017

1. Organization and summary of significant accounting policies

Description of business – Medallion Bank (the Bank) is a limited service industrial bank headquartered in Salt Lake City, Utah. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank (IB) charter pursuant to the laws of the State of Utah. The Bank is a wholly owned subsidiary of Medallion Financial Corp. (Medallion). The Bank originates consumer loans on a national basis for the purchase of recreational vehicles (“RVs”), boats and trailers and to finance home improvements such as replacement windows and roofs. Prior to 2014 the Bank originated medallion commercial loans to finance the purchase of taxi medallions, of which are serviced by the Bank’s affiliates who have extensive experience in this asset group. The loans are financed primarily with time certificates of deposits which are originated nationally through a variety of brokered deposit relationships.

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

Investment securities – FASB ASC Topic 320, “Investments – Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At December 31, 2017 and 2016, the net premium on investment securities totaled $265,000 and $238,000, and $81,000, $82,000, and $83,000 was amortized to interest income for the years ended December 31, 2017, 2016, and 2015. The Bank had $43,478,000 and $36,861,000 of available-for-sale securities at fair value as of December 31, 2017 and 2016. The Topic further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. The Bank had $369,000 and $797,000 of pretax net unrealized loss on available-for-sale securities as of December 31, 2017 and 2016. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Loans – Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2017 and 2016, net loan origination costs were $11,093,000 and $12,371,000. Net amortization expense for the years ended December 31, 2017, 2016, and 2015 was $3,513,000, $3,489,000, and $3,354,000.

Interest income is recognized on an accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. In 2017, the Bank adopted a policy to charge-off all taxicab medallion loans which reached 120 days past due down to their net realizable value and then generally moves the remaining balances to repossessed loan collateral on the balance sheet. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due (loans in bankruptcy are not charged-off at 120 days), whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. Other loans are charged off when management determines that a loss has occurred. All interest accrued but not collected for loans that are charged off is reversed against interest income. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged off accounts are recorded as a recovery. Total loans more than 90 days past due were $16,115,000, $42,269,000, and $17,153,000 at December 31, 2017, 2016, and 2015, or 1.8%, 4.2%, and 1.7% of the total loan portfolio.

At December 31, 2017, $5,367,000 or 1% of consumer loans, no commercial loans, and $27,332,000 or 12% of medallion loans were on nonaccrual, compared to $4,179,000 or 1% of consumer loans, no commercial loans, and $47,841,000 or 16% medallion loans on nonaccrual at December 31, 2016, and $3,381,000 or 1% of consumer loans, no commercial loans, and $21,722,000 or 6% medallion loans on nonaccrual at December 31, 2015. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $1,487,000 ($1,221,000 of which had been applied to principal), $106,000, and $183,000 as of December 31, 2017, 2016, and 2015.

Commercial loans are reserved down to fair value and placed on nonaccrual status. Fair value is determined based upon comparable market prices for substantially similar collateral plus management’s estimate of disposal costs. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash basis and applied to principal until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for loan losses – In analyzing the adequacy of the allowance for loan losses, the Bank uses historical delinquency and actual loss rates with a three year lookback period for medallion loans and a one year lookback period for consumer loans. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

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

Income taxes – The Bank uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their existing tax bases. The Bank files its tax returns on a consolidated company basis with Medallion.

Other comprehensive income (loss) – The Bank had $159,000, $(245,000), and $(453,000) of net unrealized gains/(loss) due to the change in fair value of available-for-sale securities for the years ended December 31, 2017, 2016, and 2015.

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

Recently issued accounting standards — In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The objective of this update is to allow a reclassification from accumulated income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Acts and will update certain disclosures about stranded tax effects. Early adoption is permitted. The Bank has assessed the impact of the update and has determined it will not have a material effect on its financial condition and results of operations.

In May 2017, the FASB issued Accounting Standards Update (ASU) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The objective of this update is to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance of Topic 718. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. . The Bank has assessed the impact of the update and has determined it will not have a material effect on its financial condition and results of operations.

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Bank does not believe this update will have a material impact on its financial condition.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Bank has assessed the impact of the update and has determined it will not have a material effect on its financial condition and results of operations.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Effective dates vary according to business entity type, and early adoption is permitted for all entities. The aftermath of the global economic crisis and the delayed recognition of credit losses associated with loans (and other financial instruments) was identified as a weakness in the application of existing accounting standards. Specifically, because the existing “incurred” loss model delays recognition until it is probable a credit loss was incurred, the FASB explored alternatives that would use more forward-looking information. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities and is effective for fiscal years beginning after December 15, 2020 for all other entities, with early adoption permitted. The Bank is assessing the impact the update will have on its financial statement, but expects the update to have a significant impact on how the Bank expects to account for estimated credit losses on its loans.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this Update is to enhance the reporting model for financial instruments and provide users of financial statements with more decision-useful information. ASU 2016-01 requires equity investments to be measured at fair value, simplifies the impairment assessment of equity investment without readily determinable fair value, eliminates the requirements to disclose the fair value of financial instruments measured at amortized cost, and requires public business entities to use the exit price notion when measuring the fair value of financial instruments. The update, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Bank has assessed the impact of the update and has determined it will not have a material effect on its financial condition and results of operations.

2. Investment securities

Fixed maturity securities available-for-sale at December 31 consisted of the following.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2017
Mortgage-backed securities, principally obligations of US federal agencies	$32,749	$47	$354	$32,442
State and municipalities	11,098	52	114	11,036

Total	$43,847	$99	$468	$43,478

2016
Mortgage-backed securities, principally obligations of US federal agencies	$27,619	$90	$540	$27,169
State and municipalities	10,039	9	356	9,692

Total	$37,658	$99	$896	$36,861

The amortized cost and estimated market value of investment securities as of December 31, 2017 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Market Value
Due in one year or less	$—	$—
Due after one year through five years	7,602	7,541
Due after five years through ten years	15,134	15,038
Due after ten years	21,111	20,899

Total	$43,847	$43,478

Information pertaining to securities with gross unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
2017
Mortgage-backed securities, principally obligations of US federal agencies	$192	$19,432	$162	$7,068
State and municipalities	16	3,445	98	4,234

Total	$208	$22,877	$260	$11,302

2016
Mortgage-backed securities, principally obligations of US federal agencies	$540	$24,292	$—	$—
State and municipalities	310	8,573	46	757

Total	$850	$32,865	$46	$757

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

3. Loans and allowance for loan losses

Loans are summarized as follows at December 31,

Loans (Dollars in thousands)	2017	2016
Consumer (1)	$693,289	$708,527
Medallion (2)	222,252	296,436
Other commercial (2)	1,598	2,567
Deferred loan acquisition costs, net	11,093	12,371

Total loans	$928,232	$1,019,901

(1)	Collectively evaluated for impairment
(2)	Individually evaluated for impairment

Changes in the allowance for loan losses are summarized as follows.

(Dollars in thousands)	Medallion (1)	Asset-based and commercial (1)	Consumer (2)	Total
Balance at 12/31/14	$1,841	$1,296	$14,662	$17,799
Provision for loan losses	4,295	335	12,071	16,701
Loan charge-offs	—	(1,013)	(12,667)	(13,680)
Recoveries	—	—	3,261	3,261

Balance at 12/31/15	6,136	618	17,327	24,081
Provision for loan losses	56,239	(612)	13,841	69,466
Loan charge-offs	(27,646)	—	(15,749)	(43,395)
Recoveries	—	—	4,667	4,667

Balance at 12/31/16	34,729	4	20,086	54,819
Provision for loan losses	36,491	(1)	14,792	51,282
Loan charge-offs	(30,121)	—	(19,608)	(49,729)
Recoveries	1,285	—	5,759	7,044

Balance at 12/31/17	$42,384	$3	$21,029	$63,416

(1)	Individually evaluated for impairment
(2)	Collectively evaluated for impairment

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

The following table provides a summary of the loan portfolio by its performance status and by type.

	Performing		Nonperforming		Total
(Dollars in thousands)	2017	2016	2017	2016	2017	2016
Medallion	$175,527	$240,616	$46,725	$55,820	$222,252	$296,436
Asset-based and commercial	1,598	2,567	—	—	1,598	2,567
Consumer	687,800	704,120	5,489	4,408	693,289	708,527

Total	$864,925	$947,303	$52,214	$60,228	$917,139	$1,007,530

The following tables provide additional information on attributes of the nonperforming loan portfolio.

(Dollars in thousands) December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset-based and commercial	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	46,725	46,725	23,164	37,983	1,221
Asset–based and commercial	—	—	—	—	—
Consumer	5,489	5,489	170	4,200	320

Total
Medallion	46,725	46,725	23,164	37,983	1,221
Asset–based and commercial	—	—	—	—	—
Consumer	$5,489	$5,489	$170	$4,200	$320

(Dollars in thousands) December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Medallion	$—	$—	$—	$—	$—
Asset–based and commercial	—	—	—	—	—
Consumer	—	—	—	—	—
With an allowance recorded
Medallion	55,820	55,820	22,576	39,142	520
Asset–based and commercial	—	—	—	—	—
Consumer	4,408	4,408	136	3,292	264

Total
Medallion	55,820	55,820	22,576	39,142	520
Asset –based and commercial	—	—	—	—	—
Consumer	$4,408	$4,408	$136	$3,292	$264

The table below shows the aging of all loan types as of December 31,

(Dollars in thousands)	Days Past Due						Recorded Investment >90 Days and Accruing
2017	31-60	61-90	91 +	Total Past Due	Current	Total
Medallion	$13,859	$11,167	$12,170	$37,196	$185,056	$222,252	$—
Asset–based and commercial	—	—	—	—	1,598	1,598	—
Consumer	16,252	5,021	3,945	25,218	668,071	693,289	—

Total	$30,111	$16,188	$16,115	$62,414	$854,725	$917,139	$—

(Dollars in thousands)	Days Past Due						Recorded Investment >90 Days and Accruing
2016	31-60	61-90	91 +	Total Past Due	Current	Total
Medallion	$7,910	$21,929	$38,973	$68,812	$227,624	$296,436	$—
Asset–based and commercial	—	—	218	218	2,349	2,567	—
Consumer	13,517	4,546	3,078	21,141	687,386	708,527	—

Total	$21,427	$26,475	$42,269	$90,171	$917,359	$1,007,530	$—

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

At December 31, 2017, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. The balances related to the paid off loans have been reclassified to other assets on the balance sheet. The table below summarizes these receivables and their status with the Bank as of December 31, 2017.

(Dollars in thousands)	Medallion Bank
Loans outstanding	$1,953
Loans charged off (1)	(1,953)
Valuation allowance	—

Net loans outstanding	—

Other receivables	11,062
Valuation allowance	(5,901)

Net other receivables	5,161
Total net outstanding	5,161

Income foregone in 2017	—
Total income foregone	$108

(1)	The income foregone on the charged off loan was $213 for the Bank.

The table below shows loans that were modified during 2017 and 2016.

(Dollars in thousands)	Troubled Debt Restructuring			Troubled Debt Restructuring that Subsequently Defaulted
	Number of Loans	Pre- Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Loans	Recorded Investments
2017
Troubled debt restructuring
Medallion	41	$29,190	$29,186	8	$4,563
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

2016
Troubled debt restructuring
Medallion	21	$14,384	$14,396	—	$—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

4. Fixed assets

Fixed assets and their related useful lives at December 31 were as follows:

(Dollars in thousands)	Useful lives	2017	2016
Computer software	3 years	$431	$259
Equipment	5 years	25	61
Furniture and fixtures	5-10 years	81	87
Leasehold improvements	3-5 years	9	13
Telephone equipment	3 years	25	33
Deposit system	3 years	—	14

		571	467
Less accumulated depreciation and amortization		(257)	(233)

Net fixed assets		$314	$234

Depreciation expense was $138,000, $115,000, and $56,000 for the years ended December 31, 2017, 2016, and 2015.

5. Deposits and other borrowings

At December 31, 2017, the scheduled maturities of all borrowed funds, which were primarily composed of brokered certificates of time deposit as follows.

(Dollars in thousands)
2018	$424,115
2019	260,872
2020	91,136
2021	76,884
2022	53,741

Total	$906,748

All time deposits are in denominations of less than $250,000 and have been originated through Certificate of Deposit Broker relationships. The weighted average interest rate of deposits outstanding at December 31, 2017 was 1.51%.

Deposits are raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at December 31, 2017 and 2016 was $1,941,000 and $1,996,000, and $1,330,000, $1,369,000, and $1,314,000 was amortized to interest expense during 2017, 2016, and 2015. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

At December 31, 2017, the Bank had unsecured and undrawn Federal Funds lines with correspondent banks of $25,000,000.

6. Income taxes

The components of the provisions for income taxes were as follows for the years ended December 31,

(Dollars in thousands)	2017	2016	2015
Current
Federal	$10,145	$8,772	$15,997
State	218	2,791	5,600
Deferred
Federal	(2,255)	(9,021)	(1,849)
Change in federal tax rate	7,396	—	—
State	(411)	(2,868)	(774)

Net provision for income taxes	$15,093	$(326)	$18,974

The following table reconciles the provision for income taxes to the US federal statutory income tax rate for the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
Statutory Federal Income tax at 35%	$6,876	$573	$14,932
State and local income taxes, net of federal income tax benefit	766	64	1,664
Change in state tax nexus	—	(770)	1,579
Change in federal tax rate	7,396	—	—
Other	55	(193)	799

Total	$15,093	$(326)	$18,974

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduces the Company’s corporate statutory income tax rate from 35% to 21%, but eliminates or increases certain permanent differences. As of the date of enactment, the Company has adjusted its deferred tax assets and liabilities for the new statutory rate which resulted in a $7.4 million income tax benefit for the year ended December 31, 2017.

Historically, the Bank filed its 2015 tax returns on a separate company basis, however Medallion did not qualify for RIC status for 2016 and 2017, and therefore filed consolidated 2016 tax returns with the Bank and expects to do the same for 2017.

F-71

Deferred tax and other asset balances reflected in the balance sheet were as follows as of December 31,

(Dollars in thousands)	2017	2016
Provision for loan losses	$16,962	$23,408
Deferred loan acquisition costs	(2,899)	(4,812)
Unrealized gains on investments	141	327
Other	403	600

Net deferred tax asset	14,607	19,523
Prepaid (accrued) taxes	(4,426)	3,810

Net deferred tax and other assets	$10,181	$23,333

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC Topic 740, “Income Taxes.” Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based on these considerations, no valuation allowance was deemed necessary as of December 31, 2017 and 2016.

The Bank has filed US Federal tax returns as well as tax returns with various states. Generally, tax years 2014 through the present are open for examination. Currently the Bank is undergoing a state tax examination covering the years 2009 to 2011 and 2013 to 2015. In 2017, the Bank’s state tax accruals have decreased due to changes in the state nexus rules in a state and locality where the Bank conducts business. In addition, the Bank began accruing additional state income tax due to a change in their determination regarding nexus in certain other states where the Bank conducts business.

7. Other transactions with affiliates

The Bank’s taxi medallion, and commercial loans aggregated $223,000,000 and $298,293,000 at December 31, 2017 and 2016. These loans are sourced and serviced by its affiliates. The Bank paid $2,000, $2,000, and $8,000 for loan servicing fees to Medallion for 2017, 2016, and 2015, and also in 2017, 2016, and 2015, paid $5,272,000, $5,421,000, and $5,658,000 to another Medallion affiliate. Origination fees of $0, $110,000, and $198,000 were paid to Medallion for 2017, 2016, and 2015. Amortization costs were $92,000, $99,000, and $367,000 for 2017, 2016, and 2015.

At December 31, 2017 and 2016, the Bank owed $1,055,000 and $1,084,000 to affiliates for origination fees, monthly servicing fees on loans, charges for corporate overhead, and legal and business development expenses due to the affiliates, partially offset by payments due the Bank from collection of loan payments by affiliates. The Bank reimbursed the parent for expenses incurred on its behalf of $865,000, $1,006,000, and $775,000 for 2017, 2016, and 2015.

8. 401(k) plan

The Bank participates in the 401(k) plan offered by Medallion. The 401(k) Plan covers all full and part-time employees of the Bank who have attained the age of 21 and have a minimum of one year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided however, that employees’ contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. At the discretion of Medallion’s Board of Directors, the Bank can provide for employer matching contributions. Medallion has elected to match employee contributions up to one-third of the employee’s contribution, but not greater than 2% of the portion of the employee’s annual salary eligible for 401(k) benefits. For the years ended December 31, 2017, 2016, and 2015, the Bank provided $70,000, $55,000, and $55,000 in employer matching, which amount is included in salaries and benefits expense in the accompanying statement of comprehensive income.

9. Commitments and contingencies

Loans – At December 31, 2017, the Bank had commitments to extend credit of $720,000 to taxi medallion customers for unfunded amounts.

Leases – The Bank leases office space under two non-cancelable operating leases that expire in August 2021 and November 2022. Rental expense related to the leases was $267,000, $225,000, and $217,000 for the years ended December 31, 2017, 2016, and 2015.

Future minimum lease payments under these operating leases as of December 31, 2017 were as follows:

(Dollars in thousands)
2018	$298
2019	326
2020	336
2021	346
2022	324

Total	$1,630

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As of December 31, 2017, the Bank’s Tier 1 leverage capital ratio was 14.5%. The Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016, and the regulatory minimum ratios are presented in the following tables.

(Dollars in thousands)	As of December 31, 2017		As of December 31, 2016		Minimum Ratio for Capital Adequacy Purposes	Minimum Ratio To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to average assets)	$163,797	14.5%	$156,461	14.5%	4.0%	5.0%
Common Equity Tier 1 (to risk-weighted assets)	137,494	13.8	130,158	12.2	4.5	6.5
Tier 1 Capital (to risk-weighted assets)	163,797	16.5	156,461	14.7	6.0	8.0
Total Capital (to risk-weighted assets)	176,876	17.8	170,385	16.0	8.0	10.0

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

(e) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2017 and 2016, the estimated fair value of these off-balance-sheet instruments was not material.

(f) Fixed rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Loans	$864,816	$864,816	$965,082	$965,082
Investment securities	43,478	43,478	36,861	36,861
Cash	110,233	110,233	30,881	30,881
Accrued interest receivable	6,740	6,740	6,160	6,160
Financial Liabilities
Funds borrowed	906,748	906,748	908,442	908,442
Accrued interest payable	1,488	1,488	1,094	1,094

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

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

2017 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$43,478	$—	$43,478

(1)	Total unrealized loss of $159, net of tax was included in accumulated other comprehensive income (loss) for 2017 related to these assets.

2016 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investment securities (1)	$—	$36,861	$—	$36,861

(1)	Total unrealized loss of $245, net of tax was included in accumulated other comprehensive income (loss) for 2016 related to these assets.

The following tables present the Bank’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2017 and 2016.

2017 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$19,356	$19,356
Loan collateral in process of foreclosure			27,706	27,706
Other receivables			5,161	5,161

Total	$—	$—	$52,223	$52,223

(1)	Total unrealized losses of $13,465 for impaired loans, $0 for repossessed loan collateral, and $1,476 for other receivables were included in income for 2017 related to these assets.

2016 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets (1)
Impaired loans	$—	$—	$31,247	$31,247
Loan collateral in process of foreclosure			1,197	1,197
Other receivables			6,637	6,637

Total	$—	$—	$39,081	$39,081

(1)	Total unrealized losses of $21,002 for impaired loans, $0 for repossessed loan collateral, and $0 for other receivables were included in income for 2016 related to these assets.

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

14. Subsequent Events

We have evaluated subsequent events that have occurred through March 14, 2018, the date of financial statement issuance.