Form 10-Q
period 2018-03-31
MEDALLION FINANCIAL CORP
filed 2018-05-15
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37747

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 11, 2018 was 24,439,022.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a closed-end, non-diversified management investment company organized as a Delaware corporation. We previously elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act, although, as described below, we withdrew from this election effective April 2, 2018. We are a specialty finance company that has historically had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through a wholly-owned portfolio company of ours, Medallion Bank, which originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers and to finance small-scale home improvements. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16%, 19% if there had been no loan sales over the past two years. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 1%, and our commercial loan portfolio at a compound annual growth rate of 4% (4% and 4% on a managed basis when combined with Medallion Bank). In January 2017, we announced our plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,507,000,000 as of March 31, 2018, and $1,593,000,000 and $1,629,000,000 as of December 31, 2017 and March 31, 2017, and have grown at a compound annual growth rate of 10% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $263,060,000 or $14.66 per share.

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

In addition, we conduct business through a wholly-owned portfolio company, Medallion Bank, a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxicab medallion loans to Medallion Bank, which then originated these loans, which then were serviced by MSC. As a non-investment company, as of March 31, 2018, Medallion Bank was not consolidated with the Company, which is an investment company under the 1940 Act. Following our withdrawal of our election to be treated as a BDC under the 1940 Act, as discussed below, we would be permitted to consolidate Medallion Bank with the Company.

Our diversified investments in other controlled subsidiaries are comprised of Medallion Fine Art, Inc., Medallion Motorsports, LLC, and LAX Group, LLC. In addition, we made both marketable and nonmarketable equity investments.

We are a closed-end, non-diversified management investment company, organized as a Delaware corporation, under the 1940 Act. We previously elected to be treated as a BDC under the 1940 Act. On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act, and we withdrew such election effective April 2, 2018. At that point, we were no longer a BDC or subject to the provisions of the 1940 Act applicable to BDCs. Historically, the composition of the Company’s assets caused it to meet the definition of an “investment company,” and the Company made a corresponding election to be treated as a BDC. The Company has de-elected BDC status, and now has to operate so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. The Company is required to monitor its continued compliance with this exception. Commencing in 2018 second quarter we will follow the provisions of Article 9 of Regulation S-X.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended March 31, 2018.

Our consolidated balance sheet as of March 31, 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for the quarters ended March 31, 2018 and 2017 included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the quarters ended March 31, 2018 and 2017, or for any other interim period, may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Interest income on investments	$3,287	$3,470
Dividend income from controlled subsidiaries	28	—
Interest income from affiliated investments	654	626
Interest income from controlled subsidiaries	10	82
Medallion lease income	40	67
Dividends and interest income on short-term investments	14	5

Total investment income(1)	4,033	4,250

Total interest expense(2)	3,551	3,334

Net interest income	482	916

Total noninterest income	60	2

Salaries and benefits	2,349	765
Professional fees	723	692
Occupancy expense	243	265
Other operating expenses(3)	793	503

Total operating expenses	4,108	2,225

Net investment loss before income taxes(4)	(3,566)	(1,307)
Income tax benefit	336	872

Net investment loss after income taxes	(3,230)	(435)

Net realized gains (losses) on investments(5)	(34,745)	845
Income tax benefit	8,426	—

Total net realized gains (losses) on investments(5)	(26,319)	845

Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	29,115	8,124
Net change in unrealized depreciation on investments other than securities	(1,915)	—
Net change in unrealized depreciation on investments	(4,403)	(8,523)
Income tax (provision) benefit	(8,122)	1,100

Net unrealized appreciation on investments	14,675	701

Net realized/unrealized gains (losses) on investments	(11,644)	1,546

Net increase (decrease) in net assets resulting from operations	$(14,874)	$1,111

Net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.62)	$0.05
Diluted	$(0.62)	$0.05

Distributions declared per share	$—	$—

Weighted average common shares outstanding
Basic	24,154,879	23,892,942
Diluted	24,154,879	23,945,556

(1)	Investment income includes $491 and $488 of paid in kind interest for the three months ended March 31, 2018 and 2017.
(2)	Average borrowings outstanding were $324,322 and $341,946, and the related average borrowing costs were 4.44% and 3.95% for the 2018 and 2017 first quarters.
(3)	See Note 9 for the components of other operating expenses.
(4)	Includes $256 and $228 of net revenues received from Medallion Bank for the three months ended March 31, 2018 and 2017, primarily for expense reimbursements. See Notes 4 and 12 for additional information.
(5)	There were no net losses on investment securities of affiliated issuers for the three months ended March 31, 2018 and 2017.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED
(Dollars in thousands, except per share data)	March 31, 2018	December 31, 2017
Assets
Medallion loans, at fair value	$161,155	$208,279
Commercial loans, at fair value	53,893	53,737
Commercial loans to affiliated entities, at fair value	39,727	35,452
Commercial loans to controlled subsidiaries, at fair value	—	999
Investment in Medallion Bank and other controlled subsidiaries, at fair value	331,169	302,147
Equity investments, at fair value	5,648	5,213
Equity investments in affiliated entities, at fair value	3,810	4,308

Net investments ($152,106 at March 31, 2018 and $183,529 at December 31, 2017 of loans at par pledged as collateral under borrowing arrangements)	595,402	610,135
Cash and cash equivalents	10,956	12,690
Accrued interest receivable	417	547
Fixed assets, net	216	235
Investments other than securities(1)	5,535	7,450
Other assets, net	4,184	4,465

Total assets	$616,710	$635,522

Liabilities
Accounts payable and accrued expenses	$3,634	$4,373
Accrued interest payable	3,582	3,831
Deferred and other tax liabilities, net (2)	16,395	12,536
Funds borrowed	320,662	327,623

Total liabilities	344,273	348,363

Commitments and contingencies	—	—
Shareholders’ equity (net assets)
Preferred stock (1,000,000 shares of $0.01 par value stock authorized—none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 27,390,053 shares at March 31, 2018 and 27,294,327 shares at December 31, 2017 issued)	274	273
Treasury stock at cost (2,951,243 shares at March 31, 2018 and December 31, 2017)	(24,919)	(24,919)
Capital in excess of par value	273,867	273,716
Accumulated undistributed net investment loss	(103,891)	(65,592)
Accumulated undistributed net realized gains on investments	—	—
Net unrealized appreciation on investments, net of tax	127,106	103,681

Total shareholders’ equity (net assets)	272,437	287,159

Total liabilities and shareholders’ equity	$616,710	$635,522

Number of common shares outstanding	24,438,810	24,343,084
Net asset value per share	$11.15	$11.80

(1)	See Note 15 for additional information.
(2)	See Note 6 for additional information.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Net investment loss after income taxes	$(3,230)	$(435)
Net realized gains (losses) on investments, net of tax	(26,319)	845
Net unrealized appreciation on investments, net of tax	14,675	701

Net increase (decrease) in net assets resulting from operations	(14,874)	1,111

Stock-based compensation expense	152	128
Total increase in net assets	(14,722)	1,239
Net assets at the beginning of the period	287,159	286,096

Net assets at the end of the period(2)	$272,437	$287,335

Capital share activity
Common stock issued, beginning of period	27,294,327	26,976,064
Issuance of restricted stock, net	95,726	99,952

Common stock issued, end of period	27,390,053	27,076,016

Treasury stock, beginning of period	(2,951,243)	(2,951,243)
Treasury stock acquired	—	—

Treasury stock, end of period	(2,951,243)	(2,951,243)

Common stock outstanding	24,438,810	24,124,773

(1)	Distributions declared were $0.00 and $0.00 per share for the quarters ended March 31, 2018 and 2017.
(2)	Includes $0 and $0 of undistributed net investment income, $0 and $0 of undistributed net realized gains on investments, and $0 and $375 of capital loss carryforwards at March 31, 2018 and 2017.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(14,874)	$1,111
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Investments originated	(8,193)	(110)
Proceeds from principal receipts, sales, and maturities of investments	13,279	17,453
Paid-in-kind interest	(491)	(488)
Capital returned by Medallion Bank and other controlled subsidiaries, net	93	598
Depreciation and amortization	246	132
Increase (decrease) in deferred and other tax liability, net	3,858	(1,999)
Amortization of origination fees, net	13	20
Net change in unrealized depreciation on investments	4,403	8,523
Net change in unrealized depreciation on investment other than securities	1,915	—
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(29,115)	(8,124)
Net realized (gains) losses on investments	34,745	(845)
Stock-based compensation expense	152	128
(Increase) decrease in accrued interest receivable	130	(25)
Decrease in other assets, net	54	250
Decrease in accounts payable and accrued expenses	(675)	(614)
Decrease in accrued interest payable	(249)	(302)

Net cash provided by operating activities	5,291	15,708

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	—	—
Repayments of funds borrowed	(6,961)	(10,899)
Payments of declared distributions	(64)	(132)

Net cash used for financing activities	(7,025)	(11,031)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,734)	4,677
Cash and cash equivalents, beginning of period	12,690	20,962

Cash and cash equivalents, end of period	$10,956	$25,639

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$3,577	$3,528
Cash paid during the period for income taxes	—	27

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company), is a closed-end management investment company organized as a Delaware corporation. The Company had elected to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act), but as discussed below, has withdrawn such election effective April 2, 2018. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Funding LLC (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans.

A wholly-owned portfolio investment, Medallion Bank, a Federal Deposit Insurance Corporation (FDIC) insured industrial bank, originates consumer loans, raises deposits, and conducts other banking activities (see Note 4). Medallion Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. Medallion Bank is not an investment company, and therefore, as of March 31, 2018 was not consolidated with the Company, but instead is treated as a portfolio investment. It was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by Medallion Bank’s affiliates who have extensive prior experience in these asset groups. Subsequent to its formation, Medallion Bank began originating consumer loans to finance the purchases of RVs, boats, and other related items, and to finance small scale home improvements.

The Company formed a wholly-owned portfolio company, Medallion Servicing Corporation (MSC), to provide loan services to Medallion Bank, also a portfolio company wholly-owned by the Company. The Company has assigned all of its loan servicing rights for Medallion Bank, which consists of servicing taxi medallion loans originated by Medallion Bank, to MSC, who bills and collects the related service fee income from Medallion Bank, and is allocated and charged by the Company for MSC’s share of these servicing costs.

The Company also conducts business through Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated by the Small Business Administration (SBA). MCI and FSVC are financed in part by the SBA.

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $77,649,000 at March 31, 2018, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC. During the 2018 first quarter, Trust III had a deficit of $22,312,000, as a result of the unrealized depreciation and losses taken on the medallion loans in Trust III. This amount exceeded our maximum exposure to Trust III, which is solely due to a limited guarantee by MFC of $6,124,000, by $16,188,000. Due to technical consolidation accounting rules, we are required to record these losses, even though we are under no obligation to cover them financially.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,144,000 at March 31, 2018, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a fair value of $5,535,000 on the consolidated balance sheet at March 31, 2018, compared to $7,450,000 and $9,510,000 at December 31, 2017 and March 31, 2017, and are considered non-qualifying assets under the 1940 Act.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Medallion Bank and other portfolio investments. All significant intercompany transactions, balances, and profits have been eliminated in consolidation. As a non-investment company, Medallion Bank is not consolidated with the Company, which is an investment company under the 1940 Act. See Note 4 for the presentation of financial information for Medallion Bank and other controlled subsidiaries. The Company’s shareholders authorized the Company’s Board of Directors on March 7, 2018 to withdraw its election to be regulated as a BDC under the 1940 Act, and the Company withdrew such election effective April 2, 2018. Historically, the composition of the Company’s assets caused it to meet the definition of an “investment company,” and the Company made a corresponding election to be treated as a BDC. The Company has de-elected BDC status, and now has to operate so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. The Company is required to monitor its continued compliance with this exception. Commencing with the 2018 second quarter, the Company will consolidate the financial statements of Medallion Bank and controlled or majority-owned portfolio investments together with those of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits.

Fair Value of Assets and Liabilities

The Company follows FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, (FASB ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 2, 13, and 14 to the consolidated financial statements.

Investment Valuation

The Company’s loans, net of participations and any unearned discount, are considered investment securities under the 1940 Act and are recorded at fair value. As part of the fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, cash flows of the borrower, market conditions for loans (e.g. values used by other lenders and any active bid/ask market), historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Investments other than securities, which represent collateral received from defaulted borrowers, are valued similarly.

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities (US Treasuries and mortgage backed bonds), in total representing 58% and 51% of the investment portfolio at March 31, 2018 and December 31, 2017, are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that have no ready market are determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in equity investments were marketable securities of $0 at March 31, 2018 and December 31, 2017, and non-marketable securities of $9,458,000 and $9,521,000 in the comparable periods. The $331,169,000 and $302,147,000 related to portfolio investments in controlled subsidiaries at March 31, 2018 and December 31, 2017 were all non-marketable in each period. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The Company’s investment in Medallion Bank, as a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on at least an annual basis. The Company’s analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued to the present time. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in 2018. See Note 4 for additional information about Medallion Bank.

A majority of the Company’s investments consist of long-term loans to persons defined by SBA regulations as small business concerns. Approximately 27% and 34% of the Company’s investment portfolio at March 31, 2018 and December 31, 2017 had arisen in connection with the financing of taxicab medallions, taxicabs, and related assets, of which 76% and 73% were in New York City at March 31, 2018 and December 31, 2017. These loans are secured by the medallions, taxicabs, and related assets, and are personally guaranteed by the borrowers, or in the case of corporations, are generally guaranteed personally by the owners. A portion of the Company’s portfolio (15% at March 31, 2018 and December 31, 2017) represents loans to various commercial enterprises in a wide variety of industries, including manufacturing, retail trade, information, recreation, and various other industries. Approximately 41% of these loans are made primarily in the Midwest and 4% in the metropolitan New York City area, with the balance widely scattered across the United States. Investments in controlled unconsolidated subsidiaries, equity investments, and investment securities were 56%, 2%, and 0% at March 31, 2018, and were 49%, 2%, and 0% at December 31, 2017.

On a managed basis, which includes the investments of Medallion Bank after eliminating the Company’s investment in Medallion Bank, medallion loans were 23% and 28% at March 31, 2018 and December 31, 2017 (85% and 81% in New York City), commercial loans were 7%, and 52% and 49% were consumer loans in all 50 states collateralized by recreational vehicles, boats, motorcycles, trailers, and home improvements. Investment securities were 3% at March 31, 2018 and December 31, 2017, and equity investments (including investments in controlled subsidiaries) were 15% and 13%.

Investment Transactions and Income Recognition

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2018 and December 31, 2017, net loan origination costs were $86,000 and $90,000. Net accretion to income for the three months ended March 31, 2018 and 2017 was $13,000 and $20,000.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized as an adjustment to the yield of the related investment. At March 31, 2018 and December 31, 2017, there were no premiums or discounts on investment securities, and their related income accretion or amortization was immaterial for 2018 and 2017.

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

The following table presents total nonaccrual loans and foregone interest, noting the decline in total nonaccrual loans is primarily concentrated in the taxi medallion portfolio as a result of increased charge-offs. The fluctuations in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Total nonaccrual loans	$77,998	$98,494	$104,881
Interest foregone quarter to date	1,642	1,125	1,529
Amount of foregone interest applied to principal in the quarter	792	264	1,198
Interest foregone life to date	14,127	12,485	13,189
Amount of foregone interest applied to principal life to date	4,287	3,495	9,033
Percentage of nonaccrual loans to gross loan portfolio	28%	31%	29%

Loan Sales and Servicing Fee Receivable

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company has elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $335,084,000 and $338,867,000 at March 31, 2018 and December 31, 2017, and included $308,346,000 and $311,988,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability exists as of March 31, 2018 and December 31, 2017. The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed to and collected from Medallion Bank by MSC.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments

Unrealized appreciation (depreciation) on investments is the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on investments was $172,177,000, $139,700,000, and $122,595,000 as of March 31, 2018, December 31, 2017, and March 31, 2017. The Company’s investment in Medallion Bank, a wholly owned portfolio investment, is also subject to quarterly assessments of fair value. The Company conducts a thorough valuation analysis as described previously, and determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the second quarter of 2015, the Company became first aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued to the present time. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in 2018. See Note 4 for additional information about Medallion Bank.

The following tables set forth the pre-tax changes in the Company’s unrealized appreciation (depreciation) on investments for the 2018 and 2017 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2017	($20,338)	($513)	$158,920	$3,121	($1,490)	$139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	37,797
Depreciation on investments	(38,170)	18	—	—	(1,915)	(40,067)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	34,747	—	—	—	—	34,747

Balance March 31, 2018	($23,761)	($495)	$197,715	$2,123	($3,405)	$172,177

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2016	($28,523)	($1,378)	$152,750	$3,934	$584	$127,367
Net change in unrealized
Appreciation on investments	—	—	3,751	1,261	—	5,012
Depreciation on investments	(8,670)	(332)	—	—	—	(9,002)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(2,093)	—	(2,093)
Losses on investments	825	—	—	486	—	1,311

Balance March 31, 2017	($36,368)	($1,710)	$156,501	$3,588	$584	$122,595

The table below summarizes the pre-tax components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($998)	$1,258
Unrealized depreciation	(38,152)	(9,002)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115	8,124
Realized gains	—	(2,090)
Realized losses	34,747	1,311
Net unrealized losses on investments other than securities and other assets	(1,915)	—

Total	$22,797	$(399)

Net realized gains (losses) on investments
Realized gains	$—	$2,090
Realized losses	(34,747)	(1,311)
Other gains	—	44
Direct recoveries (charge offs)	2	22
Realized gains on investments other than securities and other assets	—	—

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Total	($34,745)	$845

The following table provides additional information on attributes of the nonperforming loan portfolio as of March 31, 2018, December 31, 2017, and March 31, 2017.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
March 31, 2018
Medallion(3)	$59,394	$62,519	$142,364
Commercial(3)	18,604	20,880	19,151
December 31, 2017
Medallion(3)	$79,871	$82,612	$128,671
Commercial (3)	18,623	20,491	18,792
March 31, 2017
Medallion(3)	$94,683	$96,321	$105,772
Commercial(3)	10,198	17,594	10,308

(1)	As of March 31, 2018, December 31, 2017, and March 31, 2017, $24,256, $20,851, and $38,079 of unrealized depreciation had been recorded as a valuation allowance on these loans.
(2)	Interest income of $85 and $442 was recognized on loans for the quarters ended March 31, 2018 and 2017.
(3)	Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $5,401, $4,609, and $9,034, which is included in the nonaccrual disclosures in the section titled “Investment Transactions and Income Recognition” on page 11 as of March 31, 2018, December 31, 2017, and March 31, 2017.

The following tables show the aging of medallion and commercial loans as of March 31, 2018 and December 31, 2017.

March 31, 2018	Days Past Due						Recorded Investment > 90 Days and
(Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total	Accruing
Medallion loans	$13,147	$12,278	$38,354	$63,779	$120,950	$184,729	$—

Commercial loans
Secured mezzanine	1,000	—	—	1,000	91,782	92,782	—
Other secured commercial	—	—	730	730	704	1,434	—

Total commercial loans	1,000	—	730	1,730	92,486	94,216	—

Total	$14,147	$12,278	$39,084	$65,509	$213,436	$278,945	$—

December 31, 2017	Days Past Due						Recorded Investment > 90 Days and
(Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total	Accruing
Medallion loans	$16,049	$12,387	$59,701	$88,137	$140,279	$228,416	$265

Commercial loans
Secured mezzanine	—	—	—	—	88,334	88,334	—
Other secured commercial	—	—	749	749	1,728	2,477	—

Total commercial loans	—	—	749	749	90,062	90,811	—

Total	$16,049	$12,387	$60,450	$88,886	$230,341	$319,227	$265

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013 the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. The Company and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, the Company and Medallion Bank have established valuation allowances against the outstanding balances. On May 31, 2013, the Company and Medallion Bank commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that the Company’s and Medallion Bank’s loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting the Company’s and Medallion Bank’s position. In April 2014, the Company and Medallion Bank received a decision from the court granting summary judgment in their favor with respect to the issue of whether the Company’s and Medallion Bank’s loan participations are true participations. In March 2015, the Company and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on the Company’s and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. The Company and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although the Company and Medallion Bank believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, the Company and Medallion Bank cannot at this time predict the outcome of this litigation or determine their potential exposure. At March 31, 2018, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceeding. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank as of March 31, 2018.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(251)	(5,901)	(6,152)

Net other receivables	339	5,161	5,500
Total net outstanding	339	5,161	5,500

Income foregone in 2018	—	—	—
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

The Company did not enter into any troubled debt restructurings during the quarter ended March 31, 2018.

During the twelve months ended March 31, 2018, eight loans modified as troubled debt restructurings were in default and had an investment value of $1,334,000 as of March 31, 2018, net of $1,630,000 of unrealized depreciation.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended March 31, 2017.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	35	$23,662	$23,662

Commercial loans	2	6,547	6,547

Total	37	$30,209	$30,209

During the twelve months ended March 31, 2017, four loans modified as troubled debt restructurings were in default and had an investment value of $1,000,000 as of March 31, 2017, net of $987,000 of unrealized depreciation.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $23,000 and $25,000 for the quarters ended March 31, 2018 and 2017.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $223,000 and $228,000 for the quarters ended March 31, 2018 and 2017, recorded as interest expense on the Consolidated Statement of Operations. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the balance sheet for all of these purposes were $2,862,000, $3,070,000, and $3,814,000 as of March 31, 2018, December 31, 2017, and March 31, 2017.

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

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net increase (decrease) in net assets resulting from operations available to common shareholders	$(14,874)	$1,111

Weighted average common shares outstanding applicable to basic EPS	24,154,879	23,892,942
Effect of dilutive stock options	—	—
Effect of restricted stock grants	—	52,614

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,154,879	23,945,556

Basic earnings (loss) per share	$(0.62)	$0.05
Diluted earnings (loss) per share	(0.62)	0.05

Potentially dilutive common shares excluded from the above calculations aggregated 290,960 and 415,012 shares as of March 31, 2018 and 2017.

Stock Compensation

The Company follows FASB Accounting Standard Codification Topic 718 (ASC 718), “Compensation – Stock Compensation”, for its stock option and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected in net increase (decrease) in net assets resulting from operations for any new grants using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock are reflected in net increase in net assets resulting from operations for any new grants using the grant date fair value of the shares granted, expensed over the vesting period of the underlying stock.

During the three months ended March 31, 2018 and 2017, the Company issued 97,952 and 105,138 restricted shares of stock-based compensation awards, and no shares of other stock-based compensation awards, and recognized $152,000 and $128,000, or $0.01 and $0.01 per diluted common share for each period, of non-cash stock-based compensation expense related to the grants. As of March 31, 2018, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $654,000, which is expected to be recognized over the next 12 quarters (see Note 7).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $70,000,000 of notional value of principal from various multinational banks, with termination dates ranging to December 2018. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 and $0 for the quarters ended March 31, 2018 and 2017, and all are carried at $0 on the balance sheet at March 31, 2018.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current quarter’s presentation. These reclassifications have no effect on the previously reported results of operations.

(3) CHANGES IN FINANCIAL REPORTING

On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act and the Company withdrew such election effective April 2, 2018. As a result, as of such date, the Company is no longer a BDC or subject to the provisions of the 1940 Act applicable to BDCs.

Accordingly, commencing with the second quarter of 2018, the Company will consolidate the financial statements of Medallion Bank and other controlled or majority-owned portfolio investments together with those of the Company and will prepare its financial statements following the provisions of Article 9 of Regulation S-X, as if it were a bank holding company.

(4) INVESTMENTS IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the quarters ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Statement of comprehensive income
Investment income	$26,880	$26,328
Interest expense	3,615	3,107

Net interest income	23,265	23,221
Noninterest income	19	35
Operating expenses	7,158	6,050

Net investment income before income taxes	16,126	17,206
Income tax provision (provision) benefit	3,321	(2,456)

Net investment income after income taxes	19,447	14,750
Net realized/unrealized losses of Medallion Bank	(28,539)	(10,422)

Net increase (decrease) in net assets resulting from operations of Medallion Bank	(9,092)	4,328
Unrealized appreciation (depreciation) on Medallion Bank (1)	39,092	(28)
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	(885)	3,824

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$29,115	$8,124

(1)	Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the US Treasury, and the fair value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheets and the net investment in other controlled subsidiaries as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	2018	2017
Loans	$877,610	$864,819
Investment securities, at fair value	41,294	43,478

Net investments	918,904	908,297
Cash	27,948	110,233
Other assets, net	61,151	58,827

Total assets	$1,008,003	$1,077,357

Other liabilities	$4,519	$3,836
Due to affiliates	491	1,055
Deposits and other borrowings, including accrued interest payable	848,589	908,236

Total liabilities	853,599	913,127
Medallion Bank equity (1)	154,404	164,230

Total liabilities and equity	$1,008,003	$1,077,357

Investment in other controlled subsidiaries	$11,026	$11,449
Total investment in Medallion Bank and other controlled subsidiaries (2)	$331,169	$302,147

(1)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(2)	Includes $192,093 and $152,267 of unrealized appreciation on Medallion Bank, in excess of Medallion Bank’s book value as of March 31, 2018 and December 31, 2017.

The following paragraphs summarize the accounting and reporting policies of Medallion Bank, and provide additional information relating to the tables presented above.

Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. At March 31, 2018 and December 31, 2017, the net premium on investment securities totaled $244,000 and $265,000, and $21,000 and $20,000 was amortized into interest income for the quarters ended March 31, 2018 and 2017.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2018 and December 31, 2017, net loan origination costs were $11,597,000 and $11,097,000. Net amortization expense for the quarters ended March 31, 2018 and 2017 was $865,000 and $829,000.

Medallion Bank’s policies regarding nonaccrual of medallion and commercial loans are similar to those of the Company. The consumer portfolio has different characteristics compared to commercial loans, typified by a larger number of lower dollar loans that have similar characteristics. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. At March 31, 2018, $4,530,000 or less than 1% of consumer loans, no commercial loans and $31,390,000 or 15% of medallion loans were on nonaccrual, compared to $5,366,000 or 1% of consumer loans, no commercial loans, and $27,332,000 or 12% of medallion loans on nonaccrual at December 31, 2017, and $3,179,000 or less than 1% of consumer loans, no commercial loans and $37,018,000 or 14% of medallion loans were on nonaccrual at March 31, 2017. The amount of interest income on nonaccrual loans that would have been recognized if the loans had been paying in accordance with their original terms was $1,118,000 ($1,005,000 of which had been applied to principal), $1,487,000 ($1,221,000 of which had been applied to principal), and $1,136,000 ($805,000 of which had been applied to principal) as of March 31, 2018, December 31, 2017, and March 31, 2017. See also the paragraph and table on page 56 following the delinquency table for a discussion of other past due amounts.

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

Medallion Bank raises deposits to fund loan originations. The deposits were raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to Medallion Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions, and include a brokerage fee depending on the maturity of the deposit, which averages less than 0.15%, and which is capitalized and amortized to interest expense over the life of the respective pool. The total amount capitalized at March 31, 2018 and December 31, 2017 was $1,982,000 and $1,941,000, and $305,000 and $330,000 was amortized to interest expense during the quarters ended March 31, 2018 and 2017. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity.

The outstanding balances of fixed rate borrowings were as follows.

	Payments Due for the Fiscal Year Ending March 31,						March 31,	December 31,	Interest
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	2018	2017	Rate (1)
Deposits and other borrowings	$330,999	$251,824	$108,800	$97,792	$57,811	$—	$847,226	$906,748	1.67%

(1)	Weighted average contractual rate as of March 31, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require Medallion Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting Medallion Bank’s application for federal deposit insurance, the FDIC ordered that the leverage capital ratio (Tier 1 capital to average assets) be not less than 15%, and that an adequate allowance for loan losses be maintained. As a result, to facilitate maintenance of the capital ratio requirement and to provide the necessary capital for continued growth, the Company periodically makes capital contributions to Medallion Bank. There were no capital contributions to or dividends received from Medallion Bank during the 2018 and 2017 first quarters.

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, Medallion Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the Small Business Lending Fund Program (SBLF). The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. The Bank pays a dividend rate of 9% on the Series E.

The following table represents Medallion Bank’s actual capital amounts and related ratios as of March 31, 2018 and December 31, 2017, compared to required regulatory minimum capital ratios and the ratios required to be considered well capitalized. As of March 31, 2018, Medallion Bank meets all capital adequacy requirements to which it is subject, and is well-capitalized.

	Regulatory
(Dollars in Thousands)	Minimum	Well-capitalized	March 31, 2018	December 31, 2017
Common equity tier 1 capital	—	—	$125,796	$137,494
Tier 1 capital	—	—	152,099	163,797
Total capital	—	—	165,213	176,876
Average assets	—	—	1,020,946	1,127,087
Risk-weighted assets	—	—	990,711	995,145
Leverage ratio (1)	4%	5%	14.9%	14.5%
Common equity tier 1 capital ratio (2)	5	7	12.7	13.8
Tier 1 capital ratio (3)	6	8	15.4	16.5
Total capital ratio (3)	8	10	16.7	17.8

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Fiscal Year Ending March 31,						March 31,	December 31,	Interest
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	2018	2017	Rate (1)
DZ loan	$97,999	$—	$—	$—	$—	$—	$97,999	$99,984	3.51%
Notes payable to banks	74,845	3,003	—	—	—	—	77,848	81,450	4.10%
SBA debentures and borrowings	3,813	25,877	8,500	—	5,000	35,000	78,190	79,564	3.39%
Retail notes	—	—	—	33,625	—	—	33,625	33,625	9.00%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	4.15%

Total	$176,657	$28,880	$8,500	$33,625	$5,000	$68,000	$320,662	$327,623	4.27%

(1)	Weighted average contractual rate as of March 31, 2018.

(A) DZ LOAN

In December 2008, Trust III entered into a DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ loan), which was extended in December 2013 until December 2016, and, through an amended and restated credit agreement, which has been further extended several times and currently terminates in December 2018. The line was reduced to $150,000,000, and which was further reduced in stages lowering to $125,000,000 on July 1, 2016, and remains as an amortizing facility; and of which $97,999,000 was outstanding at March 31, 2018. During 2017 and 2018, the DZ loan was amended several times, for the most part to improve Trust III’s flexibility under the credit facility.

Borrowings under Trust III’s DZ loan are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ loan includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 1.88% at March 31, 2018) plus 1.65%.

(B) SBA DEBENTURES AND BORROWINGS

In 2016, the SBA approved $10,000,000 of commitments for MCI for a four and a half year term and a 1% fee, which was paid. In 2015, the SBA approved $15,500,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2014, the SBA approved $10,000,000 of commitments for MCI for a four year term and a 1% fee, which was paid. In 2013, the SBA approved $23,000,000 and $5,000,000 of commitments for FSVC and MCI, respectively, for a four year term and a 1% fee, which was paid, and of which FSVC issued $23,000,000 of debentures, $18,150,000 of which was used to repay maturing debentures, and MCI issued $2,500,000 of debentures. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to Freshstart in the principal amount of $34,024,756 (the “SBA Loan”). In connection with the SBA loan, FSVC executed a Note (the “SBA Note”), with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum and requires a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018, a minimum of $10,000,000 of principal and interest to be paid on or before February 1, 2019, and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date of the SBA Loan. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations and warranties and covenants defaults. As of at March 31, 2018, $169,985,000 of commitments had been fully utilized, there were $5,500,000 of commitments available, and $78,190,000 was outstanding, including $29,690,000 under the SBA Note.

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years, as well as other non-bank lenders. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of March 31, 2018.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at March 31, 2018	Monthly Payment	Average Interest Rate at March 31, 2018	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	4/18 - 7/19	Term loans and demand notes secured by pledged loans (2)	$56,079	$56,079	Interest(3)	4.40%	Various (2)
Medallion Chicago	3/28	11/11 - 12/11	10/16 - 6/18	Term loans secured by owned Chicago medallions (4)	25,708	21,769	$181 principal & interest	3.34%	N/A

					$81,787	$77,848

(1)	At March 31, 2018, 30 day LIBOR was 1.88%, 360 day LIBOR was 2.66%, and the prime rate was 4.75%.
(2)	One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, one note has a fixed interest rate of 3.75%, one note has an interest rate of LIBOR plus 3.75%, and the other interest rates on these borrowings are LIBOR plus 2%.
(3)	Various agreements call for remittance of all principal received on pledged loans subject to minimum monthly payments ranging from $0 to $70.
(4)	$12,979 guaranteed by the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (2.31% at March 31, 2018) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At March 31, 2018, $33,000,000 was outstanding on the preferred securities.

(E) RETAIL NOTES

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

(F) COVENANT COMPLIANCE

Certain of the Company’s debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth. The Company was not in compliance with a financial covenant in the DZ loan agreement as of March 31, 2018. The Company is currently in the process of working with DZ Bank to amend such covenant in the DZ loan agreement. Historically the Company has received approvals for similar amendments. While there can be no assurance that it will be received, the Company has received preliminary indication from DZ Bank that it will obtain approval for such an amendment. Except as previously set forth, the Company is in compliance with such restrictions as of March 31, 2018.

(6) INCOME TAXES

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	2018	2017
Unrealized gain on investment in Medallion Bank	($46,176)	($35,297)
Unrealized losses on loans and nonaccrual interest	13,991	10,071
Net operating loss carryforwards (1)	669	615
Unrealized gains on investments in other controlled subsidiaries	(3,295)	(3,617)
Unrealized gains on investments other than securities	(1,094)	(1,395)
Accrued expenses, compensation	552	782
Unrealized gains on other investments	(389)	(542)

Total deferred tax liability	(35,742)	(29,383)
Valuation allowance	(118)	(39)

Deferred tax liability, net	(35,860)	(29,422)
Taxes receivable (payable)	19,465	16,886

Net deferred and other tax liabilities	($16,395)	($12,536)

(1)	As of March 31, 2018, Medallion Chicago collectively has $1,712 of net operating loss carryforwards that expire at various dates between December 31, 2026 and December 31, 2035. Additionally, the Company anticipates having a net operating loss of $18,290 for the year ended December 31, 2017.

The components of our tax provision (benefit) for the three months ended March 31, 2018 and 2017 were as follows.

(Dollars in thousands)	2018	2017
Current
Federal	($5,895)	($770)
State	(1,182)	(177)
Deferred
Federal	3,891	(881)
State	2,546	(144)

Net benefit for income taxes	($640)	($1,972)

The following table presents a reconciliation of statutory federal income tax (benefit) expense to consolidated actual income tax benefit reported in net increase in net assets for the three months ended March 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Statutory Federal Income tax benefit at 21% (35% as of March 31, 2017)	($3,258)	($301)
State and local income taxes, net of federal income tax benefit	(504)	(47)
Appreciation of Medallion Bank	1,974	(1,525)
Change in effective state income tax rate	1,358	—
Other	(210)	(99)

Net benefit for income taxes	($640)	($1,972)

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduces the Company’s corporate statutory income tax rate from 35% to 21%, but eliminates or increases certain permanent differences.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. It is based upon these considerations by which the Company has determined the valuation allowance deemed necessary as of March 31, 2018.

The Company has filed tax returns in many states. Federal, New York State, and New York City tax filings of the Company for the tax years 2014 through the present are the more significant filings that are open for examination.

(7) STOCK OPTIONS AND RESTRICTED STOCK

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

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015 and which was approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock are issuable under the 2015 Restricted Stock Plan, and 236,237 remained issuable as of March 31, 2018. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2009 Employee Restricted Stock Plan (the Employee Restricted Stock Plan) on April 16, 2009. The Employee Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC and approval of the Employee Restricted Stock Option Plan by the Company’s shareholders on June 11, 2010. No additional shares are available for issuance under the Employee Restricted Stock Plan. The terms of the Employee Restricted Stock Plan provided for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 800,000 shares of the Company’s common stock were issuable under the Employee Restricted Stock Plan, and as of March 31, 2018, none of the Company’s common stock remained available for future grants. Awards under the 2009 Employee Plan are subject to certain limitations as set forth in the Employee Restricted Stock Plan. The Employee Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the Employee Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the Employee Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan (2015 Director Plan) on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock are issuable under the 2015 Director Plan, and 258,334 remained issuable as of March 31, 2018. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company will grant options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options may not exceed ten years.

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

No additional shares are available for future issuance under the Employee Restricted Stock Plan and the Amended Director Plan. At March 31, 2018, 320,626 options on the Company’s common stock were outstanding under the 2006, and 2015 plans, of which 273,960 options were exercisable, and there were 207,995 unvested shares of the Company’s common stock outstanding under the Employee Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2018 and 2017. The following assumption categories are used to determine the value of any option grants.

Three Months Ended March 31,
	2018	2017
Risk free interest rate	NA	NA
Expected dividend yield	NA	NA
Expected life of option in years (1)	NA	NA
Expected volatility (2)	NA	NA

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the periods ended March 31, 2018 and December 31, 2017.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2016	345,518	$7.10-13.84	$9.67
Granted	29,666	2.14-2.61	2.35
Cancelled	(54,558)	10.76-11.21	10.94
Exercised (1)	—	—	—

Outstanding at December 31, 2017	320,626	2.14-13.84	8.78
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	—	—	—

Outstanding at March 31, 2018 (2)	320,626	$2.14-13.84	$8.78

Options exercisable at March 31, 2018 (2)	273,960	$7.10-13.84	$9.50

(1)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and $0 for the 2018 and 2017 first quarters.
(2)	The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2018 and the related exercise price of the underlying options, was $68,000 for outstanding options and $0 for exercisable options as of March 31, 2018. The remaining contractual life was 2.24 years for outstanding options and 1.14 years for exercisable options at March 31, 2018.

The following table presents the activity for the restricted stock programs for the periods ended March 31, 2018 and December 31, 2017.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2016	167,703	3.95-13.46	8.88
Granted	327,251	2.06-3.93	2.48
Cancelled	(8,988)	2.14-10.08	3.07
Vested (1)	(77,384)	9.08-13.46	11.09

Outstanding at December 31, 2017	408,582	2.06-10.38	3.45
Granted	97,952	4.39	4.39
Cancelled	(2,226)	3.93-9.08	5.86
Vested(1)	(296,313)	2.06-10.38	3.24

Outstanding at March 31, 2018 (2)	207,995	$2.06-7.98	$4.16

(1)	The aggregate fair value of the restricted stock vested was $1,209,000 and $136,000 for the 2018 and 2017 first quarters.
(2)	The aggregate fair value of the restricted stock was $967,000 as of March 31, 2018. The remaining vesting period was 2.00 years at March 31, 2018.

The following table presents the activity for the unvested options outstanding under the plans for the 2018 first quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017	46,666	$2.14-9.38	$4.52
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2018	46,666	$2.14-9.38	$4.52

The intrinsic value of the options vested was $0 for the 2018 first quarter.

(8) SEGMENT REPORTING

The Company has one business segment, its lending and investing operations. This segment originates and services medallion, secured commercial, and consumer loans, and invests in both marketable and nonmarketable securities.

(9) OTHER OPERATING EXPENSES

The major components of other operating expenses were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Travel, meals, and entertainment	$206	$194
Loan collection expenses	120	50
Miscellaneous taxes	120	18
Directors fees	89	15
Computer expense	74	60
Office expense	56	57
Insurance	52	42
Other expenses	76	67

Total other operating expenses	$793	$503

(10) SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table provides selected financial ratios and other data:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Net share data
Net asset value at the beginning of the period	$11.80	$11.91
Net investment income (loss)	(0.15)	(0.05)
Income tax (provision) benefit	0.03	0.08
Net realized gains (losses) on investments	(1.44)	0.04
Net change in unrealized appreciation (depreciation) on investments	0.94	(0.02)

Net increase (decrease) in net assets resulting from operations	(0.62)	0.05
Issuance of common stock	(0.03)	(0.05)
Repurchase of common stock	—	—
Total distributions	—	—
Other	—	—

Total decrease in net asset value	(0.65)	—

Net asset value at the end of the period (1)	$11.15	$11.91

Per share market value at beginning of period	$3.53	$3.02
Per share market value at end of period	4.65	1.98
Total return (2)	(129%)	(140%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$272,437	$287,335
Average net assets	284,021	285,396
Total expense ratio (3) (4)	10.02%	5.10%
Operating expenses to average net assets (4)	5.87	3.16
Net investment income after income taxes to average net assets(4)	(4.61%)	(0.62%)

(1)	Includes $0 and $0 of undistributed net investment income per share and $0 and $0 of undistributed net realized gains per share as of March 31, 2018 and 2017.
(2)	Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)	MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,290 and $1,313 and operating expenses of $1,150 and $1,167, which formerly were the Company’s, were now MSC’s for the quarters ended March 31, 2018 and 2017. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 11.75% and 6.88%, 7.51% and 4.82%, and (4.49%) and (0.53%) for the first quarters of 2018 and 2017.

(11) RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-03 Technical Corrections and Improvements to Financial Instruments- Overall (Subtopic 825-10). The objective of this update is to provide clarity and correct unintended application of guidance as it relates to Update 2016-01 for financial instruments. The amendments in this update are not required to be adopted until the interim period beginning after June 15, 2018. Early adoption is permitted. The Company is assessing the impact the update will have on its financial condition and results of operations.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Effective dates vary according to business entity type, and early adoption is permitted for all entities. The aftermath of the global economic crisis and the delayed recognition of credit losses associated with loans (and other financial instruments) was identified as a weakness in the application of existing accounting standards. Specifically, because the existing “incurred” loss model delays recognition until it is probable a credit loss was incurred, the FASB explored alternatives that would use more forward-looking information. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities and is effective for fiscal years beginning after December 15, 2020 for all other entities, with early adoption permitted. The Company is assessing the impact the update will have on its financial statement, but expects the update to have a significant impact on how the Company expects to account for estimated credit losses on its loans.

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

Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s portfolio companies. Mr. Rudnick receives a salary from LAX of $172,000 per year, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

At March 31, 2018, December 31, 2017, and March 31, 2017, the Company and MSC serviced $308,346,000, $311,988,000, and $324,246,000 of loans for Medallion Bank. Included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company has assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned unconsolidated portfolio investment. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, in the 2018 and 2017 first quarters, $1,290,000 and $1,313,000 of servicing fee income was earned by MSC.

The following table summarizes the net revenues received from Medallion Bank.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Reimbursement of operating expenses	$250	$227
Loan origination and servicing fees	6	1

Total other income	$256	$228

The Company had a loan to Medallion Fine Art, Inc. in the amount of $0 and $999,000 as of March 31, 2018 and December 31, 2017, which was repaid in full during the 2018 first quarter. The loan bore interest at a rate of 12%, all of which was paid in kind. During 2018 and 2017 first quarters, the Company advanced $0 and $0, and was repaid $999,000 and $1,800,000 with respect to this loan. Additionally, the Company recognized $10,000 and $82,000 of interest income for the three months ended March 31, 2018 and 2017 with respect to this loan.

The Company and MCI had loans to RPAC Racing LLC, an affiliate of Medallion Motorsports LLC which totaled $16,877,000 and $16,472,000 as of March 31, 2018 and December 31, 2017, and which were placed on nonaccrual during 2017. The loans bear interest at 2%, inclusive of cash and paid in kind interest. The Company and MCI recognized $0 and $89,000 of interest income for the three months ended March 31, 2018 and 2017 with respect to these loans.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(c) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2018 and December 31, 2017, the estimated fair value of these off-balance-sheet instruments was not material.

(d) Fixed rate borrowings - The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Investments	$595,402	$595,402	$610,135	$610,135
Cash (1)	10,956	10,956	12,690	12,690
Accrued interest receivable (2)	417	417	547	547
Financial liabilities
Funds borrowed (2)	320,662	320,948	327,623	330,084
Accrued interest payable (2)	3,582	3,582	3,831	3,831

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.
(3)	As of March 31, 2018 and December 31, 2017, publicly traded retail notes traded at a premium to par of $286 and $2,461.

(14) FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the provisions of FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for substantially all of its financial instruments at fair value or considers fair value in its measurement, in accordance with the accounting guidance for investment companies. See Note 2 sections “Fair Value of Assets and Liabilities” and “Investment Valuation” for a description of our valuation methodology which is unchanged during 2018.

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

The investment in Medallion Bank is subject to a thorough valuation analysis as described previously, and on at least an annual basis, the Company also receives an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determines whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments In the 2015 second quarter, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued to the present time. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,489,000 was recorded in 2017 and $39,826,000 was recorded in 2018. See Note 4 for additional information about Medallion Bank.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
2018 Assets
Medallion loans	$—	$—	$161,155	$161,155
Commercial loans	—	—	93,620	93,620
Investments in Medallion Bank and other controlled subsidiaries	—	—	331,169	331,169
Equity investments	—	—	9,458	9,458
Investments other than securities	—	—	5,535	5,535
Other assets	—	—	339	339

2017 Assets
Medallion loans	$—	$—	$208,279	$208,279
Commercial loans	—	—	90,188	90,188
Investments in Medallion Bank and other controlled subsidiaries	—	—	302,147	302,147
Equity investments	—	—	9,521	9,521
Investments other than securities	—	—	7,450	7,450
Other assets	—	—	339	339

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

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarters ended March 31, 2018 and 2017.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2017	$208,279	$90,188	$302,147	$9,521	$7,450	$339
Gains (losses) included in earnings	(38,190)	(8)	29,143	(993)	(1,915)	—
Purchases, investments, and issuances	7	7,252	462	935	—	—
Sales, maturities, settlements, and distributions	(8,941)	(3,812)	(583)	(5)	—	—
Transfers in (out)	—	—	—	—	—	—

March 31, 2018	$161,155	$93,620	$331,169	$9,458	$5,535	$339

Amounts related to held assets(1)	($38,190)	($10)	$29,143	($993)	($1,915)	—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2018.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2016	$266,816	$83,634	$293,360	$8,407	$9,510	$354
Gains (losses) included in earnings	(8,695)	(294)	8,124	1,261	—	—
Purchases, investments, and issuances	—	96	—	—	—	—
Sales, maturities, settlements, and distributions	(7,145)	(9,688)	(598)	(28)	—	—
Transfers in (out)	—	—	—	—	—	—

March 31, 2017	$250,976	$73,748	$300,886	$9,640	$9,510	$354

Amounts related to held assets(1)	($8,670)	($332)	$8,124	$1,261	—	—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2017.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2018 and December 31, 2017 were as follows.

(Dollars in thousands)	Fair Value at 3/31/18	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$161,155	Precedent market transactions	Adequacy of collateral (loan to value)	2% - 620% (209%)
Commercial Loans – Mezzanine and Other	93,620	Borrower financial analysis	Financial condition and operating performance of	N/A
			the borrower Portfolio yields	4.75% - 19.00% (12.07%)
Investment in Medallion Bank	320,143	Precedent M&A transactions	Price / Book Value multiples	2.25x to 2.50x
			Price / Earnings multiples	25.00x to 28.00x
		Discounted cash flow	Discount rate	25.00%

(Dollars in thousands)	Fair Value at 3/31/18	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
			Terminal value	$534,167 to $635,914
Investment in Other Controlled Subsidiaries	4,620	Investee financial analysis	Financial condition and operating performance	N/A
			Market value of invested capital	$37,100 - $43,600
			Equity value	$1,195
	3,716	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/ offer to purchase asset	N/A
	2,572	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Precedent Arm’s Length Offer	Business enterprise value	$6,018 - $7,218
			Business enterprise value/revenue multiples	0.94x – 4.42x
	118	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
Equity Investments	6,352	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,195	Investee financial analysis	Equity value	$1,195
			Preferred equity yield	12%
	1,455	Precedent Market transaction	Offering price	$8.73 / share
	456	Investee book value	Valuation indicated by investee filings	N/A
Investments Other Than Securities	5,535	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	339	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(Dollars in thousands)	Fair Value at 12/31/17	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$208,279	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 420% (131%	)
Commercial Loans – Mezzanine and Other	90,188	Borrower financial analysis	Financial condition and operating performance of	N/A
			the borrower Portfolio yields	2% -19.00% (12.02%	)
Investment in Medallion Bank	290,548	Precedent M&A transactions	Price / Book Value multiples	2.1x to 2.5x
			Price / Earnings multiples	8.7x to 10.6x
		Discounted cash flow	Discount rate	17.50%
			Terminal value	$470,964 to $623,007
Investment in Other Controlled Subsidiaries	4,623	Investee financial analysis	Financial condition and operating performance	N/A
			Enterprise value	$37,500 - $41,500
			Equity value	$2,000 - $5,000
	3,878	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/ offer to purchase asset	N/A
	3,001	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
			Third party offer to purchase investment	N/A
	97	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
Equity Investments	5,417	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	2,193	Investee financial analysis	Equity value	$2,000 - $5,000
			Preferred equity yield	12%
	1,455	Precedent Market transaction	Offering price	$8.73 / share
	456	Investee book value	Valuation indicated by investee filings	N/A

Investments Other Than Securities	7,450	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	339	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(15) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of March 31, 2018 and December 31, 2017.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 3/31/18		Value as of 12/31/17
City of Chicago Taxicab Medallions	154	(1)	$8,411	$5,378	(2)	$7,238	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	157	(3)	212	(3)

Total Investments Other Than Securities			$8,689	$5,535		$7,450

(1)	Investment is not readily marketable, is considered income producing, is not subject to option, and is a non-qualifying asset under the 1940 Act.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $4,126, $0, and $4,126 as of March 31, 2018 and $5,846, $0, and $5,846 as of December 31, 2017. The aggregate cost for Federal income tax purposes was $1,252 at March 31, 2018 and $1,392 at December 31, 2017.
(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $123, $0, and $123 as of March 31, 2018 and $172, $0, and $172 as of December 31, 2017. The aggregate cost for Federal income tax purposes was $35 at March 31, 2018 and $40 at December 31, 2017.

(16) SUBSEQUENT EVENTS

On April 2, 2018, the Company filed its withdrawal form of its BDC election with the SEC and as of that date will operate as a non- investment company. See also Note 3.

On May 1, 2018, a demand note with a maturity date of April 30, 2018 was extended to April 30, 2019.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2018

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2018 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					334	46%	4.33%	$6,892	$142,439	$140,661	$121,090
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,131	$3,131	$3,131
	Real Cab Corp ##	Term Loan	07/20/07	03/20/18	1	1%	4.50%		$2,545	$2,545	$2,545
	Real Cab Corp ##	Term Loan	07/20/07	03/20/18	1	*	4.50%		$350	$350	$350
	Slo Cab Corp ##	Term Loan	07/20/07	03/20/18	1	1%	4.50%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	07/20/07	03/20/18	1	*	4.50%		$210	$210	$210
	Junaid Trans Corp ## & {Annually-Prime plus 1.00%}	Term Loan	04/30/13	04/29/19	1	1%	5.00%		$1,373	$1,373	$1,373
	Kby Taxi Inc ## {One-Time-Prime minus .75%}	Term Loan	01/29/18	01/28/23	1	*	3.25%	$1,326	$1,320	$1,319	$1,321
	Avi Taxi Corporation ## {One-Time-Prime minus .75%}	Term Loan	01/29/18	01/28/23	1	*	3.25%	$1,326	$1,320	$1,319	$1,321
	Anniversary Taxi Corp ## {One-Time-Prime minus .75%}	Term Loan	01/29/18	01/28/23	1	*	3.25%	$1,326	$1,320	$1,319	$1,321
	Apple Cab Corp ## {One-Time-Prime minus .75%}	Term Loan	01/29/18	01/28/23	1	*	3.25%	$1,326	$1,320	$1,319	$1,321
	Hj Taxi Corp ## {One-Time-Prime minus .75%}	Term Loan	01/29/18	01/28/23	1	*	3.25%	$1,326	$1,320	$1,319	$1,321
	Uddin Taxi Corp ## &	Term Loan	11/05/15	11/05/18	1	*	4.75%		$1,281	$1,281	$1,281
	Waylon Transit LLC ##	Term Loan	09/27/17	09/27/22	1	*	2.00%		$1,267	$1,267	$1,269
	Sonu-Seema Corp ## (interest rate includes deferred interest of 2.50%)	Term Loan	12/07/12	12/20/18	1	*	5.00%		$1,266	$1,266	$1,266
	(deferred interest of $42 per footnote 2)
	Bunty & Jyoti Inc ## (interest rate includes deferred interest of 2.50%)	Term Loan	03/13/13	12/13/18	1	*	5.00%		$1,250	$1,250	$1,250
	(deferred interest of $43 per footnote 2)
	Earie Hacking LLC ##	Term Loan	12/28/15	12/28/20	1	*	3.60%		$1,173	$1,173	$1,174
	Yosi Transit Inc ##	Term Loan	07/20/07	03/20/18	1	*	4.50%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	07/20/07	03/20/18	1	*	4.50%		$140	$140	$140
	Ride Yellow LLC ## (interest rate includes deferred interest of 1.75%)	Term Loan	02/01/13	01/01/19	1	*	5.00%		$1,144	$1,144	$1,144
	(deferred interest of $29 per footnote 2)
	Miklos Hacking Corp ##	Term Loan	02/26/14	10/25/22	1	*	3.75%		$1,138	$1,138	$1,138
	Cfn Cab Corp ##	Term Loan	02/26/14	10/25/22	1	*	3.75%		$1,138	$1,138	$1,138
	Flow Taxi Corp ## & {Annually-Prime plus .25%}	Term Loan	06/27/16	07/01/21	1	*	4.50%		$1,108	$1,108	$1,110
	Ukraine Service Co ## & {Annually-Prime plus .25%}	Term Loan	06/27/16	07/01/21	1	*	4.50%		$1,108	$1,108	$1,110
Various New York && ##	0.00% to 13.50% (interest rate includes deferred interest 1.00% to 3.25%)	Term Loan	03/23/01 to 03/28/18	05/28/16 to 12/21/26	311	35%	4.39%	$262	$113,672	$111,899	$92,311
	(deferred interest of $1,514 per footnote 2)
Chicago					107	5%	4.72%	$0	$16,525	$15,718	$12,822
	Sweetgrass Peach &Chadwick Cap ## & (interest rate includes deferred interest of 1.00%)	Term Loan	08/28/12	02/24/18	1	1%	6.00%		$1,353	$1,353	$1,353
	(deferred interest of $37 per footnote 2)
Various Chicago && ##	0.00% to 7.00% (interest rate includes deferred interest .75% to 2.75%)	Term Loan	01/22/10 to 08/08/16	03/12/16 to 12/22/20	106	4%	4.60%	$0	$15,172	$14,365	$11,469
	(deferred interest of $255 per footnote 2)
Newark					110	8%	5.38%	$0	$21,400	$21,316	$20,435
	Viergella Inc ## &	Term Loan	02/20/14	02/20/18	1	*	4.75%		$1,276	$1,276	$1,276
Various Newark && ##	4.50% to 7.00% (interest rate includes deferred interest 1.50%)	Term Loan	04/09/10 to 10/12/17	10/25/17 to 05/14/25	109	7%	5.42%	$0	$20,124	$20,040	$19,159
	(deferred interest of $3 per footnote 2)
Boston && ##	2.75% to 6.15%	Term Loan	06/12/07 to 10/04/17	12/07/15 to 11/06/25	58	2%	4.41%	$0	$6,692	$6,304	$6,068
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/29/16 to 01/26/20	13	0%	4.49%	$0	$354	$309	$315
Various Other && ##	4.75% to 9.00%	Term Loan	04/28/08 to 07/30/15	01/03/17 to 09/01/23	8	0%	7.95%	$0	$442	$421	$425

Total medallion loans ($152,106 pledged as collateral under borrowing arrangements) [2]					630	61%	4.50%	$6,892	$187,852	$184,729	$161,155

Commercial Loans

Secured mezzanine Secured mezzanine (21% North Carolina, 16% Minnesota, 9% Kansas, 6% Delaware, 5% California, 5% Texas, 5% Oklahoma, 5% Ohio, 4% Oregon, 4% North Dakota, 4% Pennsylvania, and 16% all other states) (2)

Manufacturing (39% of the total)	Innovative Metal, Inc. dba Southwest Data Products (interest rate includes PIK interest of 2.00%)	Term Loan	04/06/17	04/06/24	1	2%	14.00%		$5,000	$5,000	$4,980

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2018

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2018 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
		3P Acquisition Inc. (interest rate includes PIK interest of 1.00%)	Term Loan	03/26/18	09/26/23	1	2%	13.00%	$4,500	$4,501	$4,501	$4,501
		(capitalized interest of $1 per footnote 2)
		Stride Tool Holdings, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	04/05/16	04/05/21	1	2%	15.00%		$4,248	$4,248	$4,213
		(capitalized interest of $249 per footnote 2)
		AA Plush Holdings, LLC (interest rate includes PIK interest of 6.00%)	Term Loan	08/15/14	08/15/19	1	1%	14.00%		$3,448	$3,448	$3,444
		(capitalized interest of $448 per footnote 2)
		Pinnacle Products International, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	10/09/15	03/22/22	1	1%	14.00%		$3,268	$3,268	$3,268
		(capitalized interest of $468 per footnote 2)
		Liberty Paper Products Acquisition, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	06/09/16	06/09/21	1	1%	14.00%		$3,112	$3,112	$3,112
		(capitalized interest of $117 per footnote 2)
		EMI Porta Opco, LLC (interest rate includes PIK interest of 1.00%)	Term Loan	12/11/17	03/11/23	1	1%	13.00%		$3,009	$3,009	$3,008
		(capitalized interest of $9 per footnote 2)
		BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 3.00%)	Term Loan	08/01/14	08/01/19	1	1%	15.00%		$2,739	$2,739	$2,739
		(capitalized interest of $239 per footnote 2)
		Tri-Tech Forensics, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	06/15/17	06/15/22	1	1%	14.00%		$2,000	$2,000	$2,000
		American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 7.00%)	Term Loan	07/03/13	09/30/18	1	1%	19.00%		$1,813	$1,813	$1,813
		(capitalized interest of $313 per footnote 2)
		Orchard Holdings, Inc. &	Term Loan	03/10/99	03/31/10	1	1%	13.00%		$1,390	$1,390	$1,390
		Filter Holdings, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	05/05/17	05/05/22	1	*	14.00%		$1,250	$1,250	$1,250
		Various Other 10.00%	Term Loan	03/28/17	03/31/22	1	*	10.00%		$200	$200	$200
Arts, Entertainment, and Recreation (18% of the total)		RPAC Racing, LLC & (interest rate includes PIK interest of 2.00%)	Term Loan	11/27/17	03/31/20	1	3%	2.00%		$7,868	$7,827	$7,828
		(capitalized interest of $15 per footnote 2)
		RPAC Racing, LLC & (interest rate includes PIK interest of 2.00%)	Term Loan	11/19/10	03/30/20	1	2%	2.00%		$5,611	$5,611	$5,611
		(capitalized interest of $2,572 per footnote 2)
		RPAC Racing, LLC & (interest rate includes PIK interest of 2.00%)	Term Loan	06/22/16	03/31/20	1	1%	2.00%		$2,278	$2,034	$2,034
		(capitalized interest of $278 per footnote 2)
		RPAC Racing, LLC & (interest rate includes PIK interest of 2.00%)	Term Loan	09/14/16	03/31/20	1	*	2.00%		$1,120	$1,000	$1,000
		(capitalized interest of $120 per footnote 2)
Professional, Scientific, and Technical Services (16% of the total)		Weather Decision Technologies, Inc. (interest rate includes PIK interest of 9.00%)	Term Loan	12/11/15	12/11/20	1	2%	18.00%		$4,317	$4,317	$4,310
		(capitalized interest of $817 per footnote 2)
		Weather Decision Technologies, Inc. (interest rate includes PIK interest of 7.00%)	Term Loan	11/08/17	06/30/18	1	*	14.00%		$384	$384	$384
		(capitalized interest of $9 per footnote 2)
		ADSCO Opco, LLC (interest rate includes PIK interest of 2.00%)	Term Loan	10/25/16	10/25/21	1	1%	13.00%		$3,706	$3,706	$3,697
		(capitalized interest of $106 per footnote 2)
		Northern Technologies, LLC (interest rate includes PIK interest of 1.00%)	Term Loan	01/29/16	01/29/23	1	1%	13.00%		$3,679	$3,679	$3,678
		(capitalized interest of $79 per footnote 2)
	+	Portu-Sunberg Marketing LLC	Term Loan	10/21/16	02/21/22	1	*	12.00%		$1,250	$1,250	$1,245
	+	Various Other 12.00% to 14.00%	Term Loan	12/01/14 05/21/15	05/21/22 04/02/23	2	1%	12.93%	$0	$1,871	$1,871	$1,869
		(capitalized interest of $16 per footnote 2)
Information (9% of the total)		US Internet Corp.	Term Loan	03/14/17	03/14/22	1	2%	14.50%		$4,075	$4,075	$4,063
		US Internet Corp. (interest rate includes PIK interest of 17.00%)	Term Loan	03/14/17	03/14/22	1	1%	19.00%		$1,717	$1,717	$1,717
		(capitalized interest of $217 per footnote 2)
		Centare Holdings, Inc.	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,500	$2,498

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2018

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2018 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Wholesale Trade (6% of the total)	+	Classic Brands, LLC	Term Loan	01/08/16	04/30/23	1	1%	12.00%		$2,880	$2,880	$2,880
		Harrell’s Car Wash Systems, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	07/03/17	09/03/22	1	1%	15.00%		$2,551	$2,551	$2,548
		(capitalized interest of $51 per footnote 2)
Mining, Quarrying, and Oil and Gas Extraction (4% of the total)		Green Diamond Performance Materials, Inc. (interest rate includes PIK interest of 4.50%)	Term Loan	09/08/17	09/08/24	1	2%	16.50%		$4,102	$4,102	$4,102
		(capitalized interest of $103 per footnote 2)
Transportation and Warehousing (4% of the total)		LLL Transport, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/23/15	04/23/21	1	1%	15.00%		$3,944	$3,944	$3,942
		(capitalized interest of $439 per footnote 2)
Health Care and Social Assistance (2% of the total)		Emes Professional Associates, Inc.	Term Loan	01/26/18	07/26/23	1	1%	12.00%	$1,700	$1,700	$1,700	$1,700
Construction (2% of the total)		Highland Crossing-M, LLC	Term Loan	01/07/15	02/01/25	1	1%	11.50%		$1,443	$1,443	$1,442
Accommodation and Food Services (0% of the total)		Various Other 9.25%	Term Loan	11/05/10	11/05/20	1	*	9.25%		$213	$213	$213

Total secured mezzanine (2)						34	35%	12.14%	$6,200	$93,187	$92,782	$92,679

Other secured commercial (85% New Jersey, 8% Illinois, 6% Massachusetts and 1% all other states)
Retail Trade (58% of the total)		Various Other && 4.75% to 10.50%	Term Loan	10/28/08 to 12/23/15	05/09/18 to 03/03/20	5	*	7.70%		$760	$717	$545
Accommodation and Food Services (28% of the total)		Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	04/18/17 to 09/06/19	3	*	8.13%		$634	$578	$265
Transportation and Warehousing (8% of the total)		Various Other && 4.25% 4.25%	Term Loan	03/17/15	09/10/18	1	*	4.25%		$75	$74	$75
Real Estate and Rental and Leasing (6% of the total)		Various Other && 5.00% 5.00%	Term Loan	03/31/15	03/31/20	1	*	5.00%		$69	$65	$56

Total Other Commercial Loans (2)						10	0%	7.37%		$1,538	$1,434	$941

Total commercial loans (2)						44	35%	12.07%	$6,200	$94,725	$94,216	$93,620

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking		Medallion Bank **	100% of common stock	05/16/02	None	1	121%	0.00%			$128,052	$320,143
NASCAR Race Team		Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	2%	42.40%			$2,820	$4,620
Art Dealer		Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%			$1,866	$3,440
Loan Servicing		Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%			$394	$394
Professional Sports Team		LAX Group LLC	44.97% of membership interests	05/23/12	None	1	1%	0.00%			$322	$2,572
Media		Medallion Taxi Media, Inc.	100% of common stock	01/01/17	None	1	*	0.00%			$0

Investment in Medallion Bank and other controlled subsidiaries, net						6	125%	0.90%	$0	$0	$133,454	$331,169

Equity investments
Commercial Finance		Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	*	0.00%			$733	$456
NASCAR Race Team		Rpac Racing LLC	1,000 shares of Series D	08/25/15	None	1	*	0.00%			$0	$1,195
Loan Servicing		Upgrade, Inc.	666,668 shares of Series A-1 preferred stock	09/30/16	None	1	1%	0.00%			$250	$1,455
Advertising Services		ADSCO Holdco, LLC	7.7% Class A Series A-2 Units	10/25/16	None	1	*	0.00%			$400	$400

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

March 31, 2018

(Dollars in thousands)		Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2018 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Baby Sleep Products		VisioCap BB Acquisition, LLC	3.6% Class A-2 Units	08/01/14	None	1	*	0.00%			$250	$250
Car Wash Equipment Manufacturer		Harrell’s Car Wash Systems, Inc.	0.9% Common Stock	07/03/17	None	1	*	0.00%			$104	$104
Elevator Parts Manufacturer		EMI Porta HoldCo, LLC	3.6% Series A-2 Preferred Units	12/11/17	None	1		0.00%			$500	$500
Engineering Design Services		DPI Acquisition, LLC	Warrant for 180,000 Class C units	12/01/14	5th anniversary of note paid in full	1		0.00%			$0	$0
Environmental Consulting Services		NTI Investment Group, LLC	8.3% Class A-1 Units	01/29/2016, 12/5/16 & 6/12/17	None	3	*	0.00%			$408	$408
Forensic Supplies		TTFI Holdings, Inc.	4.9% Fully Diluted, 4.9% Common Stock; 5.0% Preferred Stock	06/15/17	None	2	*	0.00%			$192	$192
Hand Tool Manufacturer		Stride Tool Holdings, LLC	7.1% of LLC units	04/05/16	None	1	*	0.00%			$500	$500
Industrial Filters Manufacturer		Filter Holdings, Inc.	7.1% Fully Diluted, 7.1% Preferred Stock, 7.1% Common Stock	05/05/17	None	2	*	0.00%			$207	$207
IT Services		Centare Holdings, Inc.	11.1% Fully Diluted, 3.9% Preferred Stock, 7.2% Common Stock	08/30/13	None	2	*	0.00%			$104	$104
Marketing Services		Portu-Sunberg Marketing LLC	0.9% LLC units	10/19/16	None	1	*	0.00%			$50	$50
		Portu-Sunberg Marketing LLC	Warrant for 195,000 Class E Units	12/31/12	07/24/20	1		0.00%			$0	$0
							*
Metal finishing Services		3P Acquisition Inc.	5.0% Common Stock	03/26/18	None	1		0.00%	$500		$500	$500
							*
Paper Tapes Manufacturer		Liberty Paper Products Acquisition, LLC	12% Series A-2 Preferred Units	06/09/16	None	1		0.00%			$534	$534
							*
Pathology Laboratory		Emes Professional Associates, Inc.	1.7% Preferred Stock, 3.5% Common Stock	01/26/18	None	2		0.00%	$250		$250	$250
							*
Sheet Metal Manufacturer		SWDP Acquisition Co., LLC	10% Common Units	04/06/17	None	1		0.00%			$400	$400
							*
Space Heater Manufacturer		Pinnacle Investment Corp.	0.6% Common Stock	10/09/15	None	1		0.00%			$135	$135
							*
Specialty Sand Products		Green Diamond HoldCo, Inc.	4.3% Series A Preferred Stock	09/08/17	None	1	*	0.00%			$200	$200
Stuffed Toy Manufacturer		AA Plush Holdings, LLC	4.0% Series A-2 Units	08/15/14	None	1	*	0.00%			$300	$300
Weather Forecasting Services		Weather Decision Technologies, Inc.	2.2% Preferred Stock	12/11/15	None	1	*	0.00%			$500	$500
Wholesale Hobbyists’ Supplies		Classic Brands, LLC	Warrant for 300,000 Class A units	01/08/16	01/08/26	1	*	0.00%			$0	$0
Various Other #	+	**	* Various	08/04/08 to 05/21/15	None to 2/5/23	5	*	0.00%			$818	$818

Equity investments, net						35	4%	0.00%	$750	$0	$7,335	$9,458

Investment securities

Investment securities, net						0	0%	0.00%	$0	$0	$0	$0

Net Investments ($152,106 pledged as collateral under borrowing arrangements) (3)

						715	225%	4.97%	$13,842	$282,577	$419,734	$595,402

(1)	Represents the actual or weighted average interest or dividend rate of the respective security or portfolio as of the date indicated. Investments without an interest rate or with a rate of 0.00% are considered non-income producing.
(2)	Included in secured mezzanine commercial loans and other commercial loans was $6,666 of interest income capitalized into the outstanding investment balances, and $1,923 of deferred interest income, in accordance with the terms of the investment contract.
(3)	The ratio of restricted securities fair value to net assets is 225%.
(4)	Gross unrealized appreciation, gross unrealized depreciation and net appreciation for federal income tax purposes totaled $248,658, $24,569 and $224,089, respectively. The tax cost of investments was $371,313.
(5)	For revolving lines of credit the amount shown is the cost at March 31, 2018.
*	Less than 1.0%
**	Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.
&	Loan is on nonaccrual status, or past due on contractual payments, and is therefore considered non-income producing.
&&	Some or all of the securities are non-income producing as per & above.
#	Publicly traded but sales subject to applicable Rule 144 limitations.
##	Pledged as collateral under borrowing arrangements.
+	Includes various warrants, all of which have a cost and fair value of zero at March 31, 2018.

The Summary Schedule of Investments does not reflect the Company’s complete portfolio holdings. It includes the Company’s 50 largest holdings and each investment of any issuer that exceeds 1% of the Company’s net assets. “Various Other” represents all issues not required to be disclosed under the rules adopted by the U.S. Securities and Exchange Commission (“SEC”). Footnotes above may apply to securities that are included in “Various Other”. For further detail, the complete schedule of portfolio holdings is available (i) without charge, upon request, by calling (877) MEDALLION; and (ii) on the SEC’s website at http://www.sec.gov. Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-37747)

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the quarter ended March 31, 2018

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss)	Amount of dividends or interest(1)	Value as of 3/31/18
Medallion Bank – common stock	1,000,000 shares - 100% of common stock	$30,000	$0	$320,143
Medallion Motorsports, LLC – membership interest (2)	75% of membership interest	(3)	0	4,620
Medallion Fine Art, Inc. – common stock (3)	1,000 shares - 100% of common stock	(437)	0	3,716
LAX Group LLC – membership interest	45% of membership interest	(529)	0	2,572
Medallion Servicing Corp. – common stock	1,000 shares - 100% of common stock	84	0	118
Medallion Taxi Media, Inc. – common stock	1,000 shares - 100% of common stock	0	28	0

Total investments in Medallion Bank and other controlled subsidiaries		29,115	28	331,169

RPAC Racing LLC (2)	100% of Series D units	0	0	1,195
Stride Tool Holding LLC – membership interest (4)	7.1% of Series A membership interest	0	0	500
3P Acquisition, Inc. (5)	5% of common stock	0	0	500
NTI Investment Group, LLC – membership interest (6)	8.3% of membership interest	0	0	408
ADSCO Holdco LLC – membership interest (7)	7.7% of Class A Series A-2 LLC units	0	0	400
SWDP Acquisition Co LLC. (8)	10% of membership interest	0	0	400
Filter Holdings INC. (9)	7.1% of common & preferred stock	0	0	207
Third Century JRT, Inc. (10)	20% of common stock	0	0	200

Total equity investments in affiliates		$0	$0	$3,810

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	The Company and a controlled subsidiary of the Company have 4 loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC in the amount of $16,472 as of March 31, 2018, and on which $0 of interest income was earned during the quarter ended March 31, 2018.
(3)	The Company has a loan due from Medallion Fine Art, Inc. which was paid in full during the quarter ended March 31, 2018, on which $10 of interest income was earned during the quarter ended March 31, 2018.
(4)	The Company has a loan due from Stride Tool Holding LLC in the amount of $4,249 as of March 31, 2018, and on which $159 of interest income was earned during the quarter ended March 31, 2018.
(5)	The Company has a loan due from 3P Acquisition Inc. in the amount of $4,501 as of March 31, 2018, and on which $10 of interest income was earned during the quarter ended March 31, 2018.
(6)	The Company has a loan due from Northern Technologies LLC in the amount of $3,679 as of March 31, 2018, and on which $118 of interest income was earned during the quarter ended March 31, 2018.
(7)	The Company has a loan due from ADSCO Holdco LLC in the amount of $3,706 as of March 31, 2018, and on which $117 of interest income was earned during the quarter ended March 31, 2018.
(8)	The Company has a loan due from Innovative Metal Inc., and affiliate of SWDP Acquisition Co LLC in the amount of $5,000 as of March 31, 2018, on which $175 of interest income was earned during the quarter ended March 31, 2018.
(9)	The Company has a loan due from Filter Holdings Inc in the amount of $1,250 as of March 31, 2018, on which $44 of interest income was earned during the quarter ended March 31, 2018.
(10)	The Company has a loan due from JR Thompson Company LLC, an affiliate of Third Century JRT, Inc., in the amount of $871 as of March 31, 2018, on which $31 of interest income was earned during the quarter ended March 31, 2018.

The table below provides a recap of the changes in the investment in the respective issuers for the quarter ended March 31, 2018.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc. (1)	Medallion Motorsports, LLC (2)	Medallion Servicing Corp.	LAX Group, LLC	Medallion Taxi Media, Inc.	Third Century JRT, Inc. (3)	NTI Investment Group, LLC (4)	Stride Tool Holding LLC (5)	ADSCO Holdco LLC (6)	RPAC Racing LLC (2)	Filter Holdings Inc.(7)	SWDP ACQUISITION Co LLC(8)	3P Acquisition Inc. (9)
Title of Issue	Common Stock	Common Stock	Membership Interest	Common Stock	Membership Interest	Common Stock	Common Stock	Membership Interest	Membership Interest	Membership Interest	Membership Interest	Common & Preferred Stock	Membership Interest	Common Stock
(Dollars in thousands)
Value as of 12/31/17	$290,548	$3,878	$4,623	$97	$3,001	$—	$200	$408	$500	$400	$2,193	$207	$400	$—
Gross additions / investments	—	275	—	—	100	—	—	—	—	—	—	—	—	500
Gross reductions / distributions	(405)	—	—	(63)	—	(28)	—	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	30,000	(437)	(3)	84	(529)	28	—	—	—	—	(998)	—	—	—

Value as of 3/31/18	$320,143	$3,716	$4,620	$118	$2,572	$—	$200	$408	$500	$400	$1,195	$207	$400	$500

(1)	The Company has a loan due from Medallion Fine Art, Inc. which was paid in full during the quarter ended March 31, 2018.
(2)	In addition to the equity ownership, the Company and a controlled subsidiary of the Company have four loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC, in the amount of $16,472.
(3)	The Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, Inc in the amount of $871 as of March 31, 2018, $285 of which was repaid during 2018.
(4)	The Company has a loan due from Northern Technologies LLC in the amount of $3,679 as of March 31, 2018, $9 of which was advanced during 2018.
(5)	The Company has a loan due from Stride Tool Holdings LLC in the amount of $4,249 as of March 31, 2018, $33 of which was advanced during 2018.
(6)	The Company has a loan due from ADSCO Holdco LLC in the amount of $3,706 as of March 31, 2018, $19 of which was advanced during 2018.
(7)	The Company has a loan due from Filter Holdings Inc. in the amount of $1,250 as of March 31, 2018, with no changes in 2018.
(8)	The Company has a loan due from Innovative Metals, Inc., an affiliate of SWDP Acquisition Co LLC in the amount of $5,000 as of March 31, 2018, with no changes in 2018.
(9)	The Company has a loan due from 3P Acquisition Inc. in the amount of $4,501 as of March 31, 2018, all of which was advanced during 2018.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					350	53%	4.23%	$10,898	$168,710	$167,226	$151,309
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,159	$3,159	$3,159
	Real Cab Corp ##	Term Loan	07/20/07	12/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$350	$350	$350
	Slo Cab Corp ##	Term Loan	07/20/07	12/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$210	$210	$210
	Junaid Trans Corp ## & {Annually-Prime plus 1.00%}	Term Loan	04/30/13	04/29/19	1	*	5.00%		$1,379	$1,379	$1,379
	Avi Taxi Corporation ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Hj Taxi Corp ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Anniversary Taxi Corp ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Kby Taxi Inc ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Apple Cab Corp ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Penegali Taxi LLC ##	Term Loan	12/11/14	12/10/17	1	*	3.75%		$1,294	$1,294	$1,294
	Uddin Taxi Corp ## &	Term Loan	11/05/15	11/05/18	1	*	4.75%		$1,284	$1,284	$1,284
	Waylon Transit LLC ##	Term Loan	09/27/17	09/27/22	1	*	0.00%	$1,275	$1,275	$1,275	$1,277
	Sonu-Seema Corp ## (interest rate includes deferred interest of 2.50%)	Term Loan	12/07/12	12/20/18	1	*	5.00%		$1,275	$1,275	$1,275
	(deferred interest of $34 per footnote 2)
	Bunty & Jyoti Inc ## (interest rate includes deferred interest of 2.50%)	Term Loan	03/13/13	12/13/18	1	*	5.00%		$1,259	$1,259	$1,259
	(deferred interest of $35 per footnote 2)
	Perem Hacking Corp ## & {Annually-Prime plus .25%}	Term Loan	05/01/16	05/01/21	1	*	4.25%		$1,223	$1,223	$1,225
	S600 Service Co Inc ## & {Annually-Prime plus .25%}	Term Loan	05/01/16	05/01/21	1	*	4.25%		$1,223	$1,223	$1,225
	Ela Papou LLC ##	Term Loan	06/27/14	12/15/17	1	*	4.00%		$1,213	$1,213	$1,213
	Earie Hacking LLC ##	Term Loan	12/28/15	12/28/20	1	*	3.60%		$1,173	$1,173	$1,174
	Amme Taxi Inc ##	Term Loan	10/21/13	10/21/18	1	*	3.70%		$1,162	$1,162	$1,162
	Yosi Transit Inc ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$140	$140	$140
Various New York && ##	0.00% to 18.38% (interest rate includes deferred interest 1.00% to 9.19%)	Term Loan	03/23/01 to 12/22/17	05/28/16 to 12/21/26	327	42%	4.36%	$9,623	$139,356	$137,872	$121,948
	(deferred interest of $1,281 per footnote 2)
Chicago					107	5%	4.74%	$0	$20,172	$19,436	$15,602
	Sweetgrass Peach &Chadwick Cap ## (interest rate includes deferred interest of 1.00%)	Term Loan	08/28/12	02/24/18	1	*	6.00%		$1,374	$1,374	$1,374
	(deferred interest of $20 per footnote 2)
Various Chicago && ##	0.00% to 7.00% (interest rate includes deferred interest .75% to 2.75%)	Term Loan	01/22/10 to 08/08/16	03/12/16 to 12/22/20	106	5%	4.65%	$0	$18,798	$18,062	$14,228
	(deferred interest of $207 per footnote 2)
Newark && ##					110	8%	5.34%	$1,047	$21,999	$21,935	$21,684
	Viergella Inc ##	Term Loan	02/20/14	02/20/18	1	*	4.75%		$1,278	$1,278	$1,278
Various Newark && ##	4.50% to 7.00% (interest rate includes deferred interest 1.50%)	Term Loan	04/09/10 to 10/12/17	10/17/17 to 05/14/25	109	7%	5.38%	$1,047	$20,721	$20,657	$20,406
	(deferred interest of $2 per footnote 2)
Boston && ##	2.75% to 6.15%	Term Loan	06/12/07 to 10/04/17	12/07/15 to 11/06/25	59	6%	4.51%	$633	$18,907	$18,564	$18,504
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/29/16 to 01/26/20	13	0%	4.55%	$0	$824	$773	$693
Various Other && ##	4.75% to 9.00%	Term Loan	04/28/08 to 07/30/15	01/03/17 to 09/01/23	9	0%	7.95%	$0	$500	$482	$487

Total medallion loans ($183,529 pledged as collateral under borrowing arrangements)					648	73%	4.41%	$12,578	$231,112	$228,416	$208,279

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

Medallion Financial Corp

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFIILIATES

As of and for the year ended December 31, 2017

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss)	Amount of dividends or interest(1)	Value as of 12/31/17
Medallion Bank – common stock	1,000,000 shares - 100% of common stock	$10,193	$0	$290,548
Medallion Motorsports, LLC – membership interest (2)	75% of membership interest	(2,357)	1,201	4,623
Medallion Fine Art, Inc. – common stock (3)	1,000 shares - 100% of common stock	231	0	3,878
LAX Group LLC – membership interest	45% of membership interest	870	0	3,001
Medallion Servicing Corp. – common stock	1,000 shares - 100% of common stock	546	0	97
Medallion Taxi Media, Inc. – common stock	1,000 shares - 100% of common stock	0	77	0

Total investments in Medallion Bank and other controlled subsidiaries		9,483	1,278	302,147

RPAC Racing LLC (2)	100% of Series D units	0	0	2,193
Stride Tool Holdings LLC (4) – membership interest	7.14% of membership interest	0	0	500
Northern Technologies LLC – membership interest (5)	8.3% of membership interest	0	0	408
ADSCO Holdco LLC – membership interest (6)	7.7% of Class A Series A-2 LLC units	0	0	400
SWDP Acquisition Co LLC. (7)	10% of membership interest	0	0	400
Appliance Recycling Centers of America Inc. – common stock	0% of common stock	0	0	0
Filter Holdings INC. (8)	7.14% of common & preferred stock	0	0	207
Third Century JRT, Inc. (9)	13% of common stock	0	0	200

Total equity investments in affiliates		$0	$0	$4,308

(1)	Investments with an amount of $0 are considered non-income producing.
(2)	The Company and a controlled subsidiary of the Company have 4 loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC in the amount of $16,472 as of December 31, 2017, and on which $56 of interest income was earned during the year ended December 31, 2017 as the loans are on non-accrual status.

(3)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $999 as of December 31, 2017, and on which $165 of interest income was earned during the year ended December 31, 2017.
(4)	The Company has a loan due from Stride Tool Holding LLC in the amount of $4,217 as of December 31, 2017, and on which $631 of interest income was earned during the year ended December 31, 2017.
(5)	The Company has a loan due from Northern Technologies LLC in the amount of $3,670 as of December 31, 2017, on which $477 of interest income was earned during the year ended December 31, 2017.
(6)	The Company has a loan due from ADSCO Holdco LLC in the amount of $ 3,687 as of December 31, 2017, and on which $475 of interest income was earned during the year ended December 31, 2017.
(7)	The Company has a loan due from Innovative Metal Inc., an affiliate of SWDP Acquisition Co LLC in the amount of $5,000 as of December 31, 2017, on which $523 of interest income was earned during the year ended December 31, 2017.
(8)	The Company has a loan due from Filter Holdings Inc in the amount of $1,250 as of December 31, 2017, on which $117 of interest income was earned during the year ended December 31, 2017.
(9)	The Company has a loan due from JR Thompson Company LLC, an affiliate of Third Century JRT, Inc., in the amount of $1,156 as of December 31, 2017, on which $204 of interest income was earned during the year ended December 31, 2017.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2017.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc. (1)	Medallion Motorsports, LLC (2)	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Medallion Taxi Media, Inc.	Third Century JRT, Inc. (3)	Northern Technologies, LLC (4)	Stride Tool Holding LLC (5)	ADSCO Holdco LLC (6)	RPAC Racing LLC (2)	Filter Holdings Inc.(7)	SWDP ACQUISITION Co LLC(8)
Title of Issue	Common Stock	Common Stock	Membership Interest	Common Stock	Common Stock	Membership Interest	Common Stock	Common Stock	Membership Interest	Membership Interest	Membership Interest	Membership Interest	Common & Preferred Stock	Membership Interest
(Dollars in thousands)
Value as of 12/31/16	$280,589	$3,647	$6,980	$475	$454	$1,690	$—	$200	$351	$500	$400	$1,351	$—	$—
Gross additions / investments	—	—	—	—	—	441	—	—	57	—	—	—	207	400
Gross reductions / distributions	(234)	—	(1,201)	(351)	(903)	—	(77)	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	10,193	231	(1,156)	(124)	546	870	77	—	—	—	—	842	—	—

Value as of 12/31/17	$290,548	$3,878	$4,623	$—	$97	$3,001	$—	$200	$408	$500	$400	$2,193	$207	$400

(1)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $999 as of December 31, 2017, $0 of which was advanced during 2017, and for which $2,325 was repaid.
(2)	In addition to the equity ownership, the Company and a controlled subsidiary of the Company have four loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC, in the amount of $16,472, $7,883 of which was advanced during 2017.
(3)	The Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, Inc in the amount of $1,156 as of December 31, 2017, $469 of which was repaid during 2017.
(4)	The Company has a loan due from Northern Technologies LLC in the amount of $3,670 as of December 31, 2017, $137 of which was advanced during 2017.
(5)	The Company has a loan due from Stride Tool Holdings LLC in the amount of $4,217 as of December 31, 2017, $126 of which was advanced during 2017.
(6)	The Company has a loan due from ADSCO Holdco LLC in the amount of $3,687 as of December 31, 2017, $74 of which was advanced during 2017.
(7)	The Company has a loan due from Filter Holdings Inc. in the amount of $1,250 as of December 31, 2017, all of which was advanced during 2017.
(8)	The Company has a loan due from Innovative Metals, Inc., an affiliate of SWDP Acquisition Co LLC in the amount of $5,000 as of December 31, 2017, all of which was advanced during 2017.

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16%, 19% if there had been no loans sales over the last two years. Since 1996, the year in which we became a public company, we have increased our taxicab medallion loan portfolio at a compound annual growth rate of 1%, and our commercial loan portfolio at a compound annual growth rate of 4% (4% and 4% on a managed basis when combined with Medallion Bank). In January 2017, we announced our plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under our management and the management of our unconsolidated wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,507,000,000 as of March 31, 2018, and $1,593,000,000 and $1,629,000,000 as of December 31, 2017 and March 31, 2017, and have grown at a compound annual growth rate of 10% from $215,000,000 at the end of 1996.

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

We are a closed-end, non-diversified management investment company, organized as a Delaware corporation, under the 1940 Act. We previously elected to be treated as a BDC, under the 1940 Act. On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act, and we withdrew such election effective April 2, 2018. At that point, we were no longer a BDC or subject to the provisions of the 1940 Act applicable to BDCs. Historically, the composition of the Company’s assets caused it to meet the definition of an “investment company,” and the Company made a corresponding election to be treated as a BDC. The Company has de-elected BDC status, and now has to operate so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. The Company is required to monitor its continued compliance with this exception. Commencing in 2018 second quarter we will follow the provisions of Article 9 of Regulation S-X.

We are subject to taxation as a corporation under Subchapter C of the Code, and therefore file a consolidated tax return for federal and state purposes with all of our operating entities. See Note 6 for more information.

Our wholly-owned portfolio company, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxicab medallion to Medallion Bank, who originated these loans which were serviced by MSC. However, at this time, Medallion Bank is not originating any new taxi medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, or $456,297,000 as of March 31, 2018. MSC earns referral and servicing fees for these activities. As a non-investment company, Medallion Bank is not consolidated with the Company.

Commencing with the 2018 second quarter, the Company will no longer be subject to FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, which will result in a significant change in our accounting and financial reporting. Our financial statements are currently presented and accounted for under the specialized method of accounting applicable to investment companies, which requires us to recognize our investments, including controlled investments such as Medallion Bank, at fair value. As a BDC, we were previously precluded from consolidating any entity other than another investment company that acts as an extension of our investment operations and facilitates the execution of our investment strategy or an investment in a controlled operating company that provides substantially all of its services to us. Our financial statements currently consolidate the accounts of the Company and its wholly-owned investment company subsidiaries, except for Medallion Bank and other portfolio investments. Our financial statements reflect our investment in Medallion Bank and other portfolio investments at fair value, as determined in good faith by our Board of Directors. Beginning with the 2018 second quarter, the Company will consolidate the financial statements of Medallion Bank and controlled or majority-owned portfolio investments together with those of the Company following the provisions of Article 9 of Regulation S-X, following the presentation as if it were a bank holding company. See Note 3 of our consolidated financial statements.

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

Our investment in Medallion Bank, as a wholly owned portfolio investment, was also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as discussed previously, and determine whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued to the present time. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that we believe heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in 2018. See Note 4 for additional information about Medallion Bank.

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

	March 31, 2018		December 31, 2017		March 31, 2017
	Interest	Investment	Interest	Investment	Interest	Investment
(Dollars in thousands)	Rate (1)	Balances	Rate (1)	Balances	Rate (1)	Balances
Medallion loans
New York	4.33%	$140,661	4.23%	$167,226	3.68%	$195,882
Newark	5.38	21,316	5.34	21,935	5.27	23,040
Chicago	4.72	15,718	4.74	19,436	4.54	37,300
Boston	4.41	6,304	4.51	18,564	4.50	25,515
Cambridge	4.49	309	4.55	773	4.47	4,395
Other	7.93	421	7.95	482	7.25	956

Total medallion loans	4.50	184,729	4.41	228,416	4.02	287,088

Deferred loan acquisition costs		187		201		256
Unrealized depreciation on loans		(23,761)		(20,338)		(36,368)

Net medallion loans		$161,155		$208,279		$250,976

Commercial loans
Secured mezzanine	12.14%	$92,782	12.09%	$88,334	13.07%	$71,743
Other secured commercial	7.37	1,434	9.39	2,477	9.23	3,807

Total commercial loans	12.07	94,216	12.02	90,811	12.88	75,550

Deferred loan acquisition income		(101)		(110)		(92)
Unrealized depreciation on loans		(495)		(513)		(1,710)

Net commercial loans		$93,620		$90,188		$73,748

Investment in Medallion Bank and other controlled subsidiaries	0.90%	$133,454	0.83%	$143,227	0.00%	$144,385
Unrealized appreciation on subsidiary investments		197,715		158,920		156,501

Investment in Medallion Bank and other controlled subsidiaries, net		$331,169		$302,147		$300,886

Equity investments	0.00%	$7,335	0.00%	$6,400	0.00%	$6,052

Unrealized appreciation on equities		2,123		3,121		3,588

Net equity investments		$9,458		$9,521		$9,640

Investment securities	—%	$—	—%	$—	—%	$—

Unrealized depreciation on investment securities		—		—		—

Net investment securities		$—		$—		$—

Investments at cost (2)	4.97%	$419,733	4.73%	$468,854	4.15%	$513,075

Deferred loan acquisition costs		86		91		164
Unrealized appreciation on controlled subsidiaries, equity investments, and investment securities		199,839		162,041		160,089
Unrealized depreciation on loans		(24,256)		(20,851)		(38,078)

Net investments		$595,402		$610,135		$635,250

Medallion Bank investments
Consumer loans	14.86%	$726,838	15.02%	$693,289	14.79%	$650,419
Medallion loans	4.34	204,570	4.30	222,252	3.82	261,308
Commercial loans	2.52	3,180	2.28	1,598	1.98	3,313
Investment securities	2.40	42,036	2.40	43,582	2.19	36,273

Medallion Bank investments at cost (2)	12.08	976,624	11.94	960,721	11.25	951,313

Deferred loan acquisition costs		11,597		11,097		11,188
Unrealized depreciation on investment securities		(986)		(368)		(443)
Premiums paid on purchased securities		244		265		233
Unrealized depreciation on loans		(68,575)		(63,417)		(47,077)

Medallion Bank net investments		$918,904		$908,298		$915,214

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 11.26%, 10.89%, and 9.98% at March 31, 2018, December 31, 2017, and March 31, 2017.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net investments at beginning of period	$610,135	$652,278
Investments originated (1)	8,684	110
Repayments of investments (1)	(13,371)	(17,564)
Net realized gains (losses) on investments	(34,745)	845
Net increase in unrealized appreciation (depreciation) (2)	24,712	(399)
Accretion of origination fees	(13)	(20)

Net decrease in investments	(14,733)	(17,028)

Net investments at end of period	$595,402	$635,250

(1)	Includes refinancings.
(2)	Excludes net unrealized depreciation of $1,915 and $0 for the quarters ended March 31, 2018 and 2017, related to investments other than securities and other assets.

PORTFOLIO SUMMARY

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total portfolio at March 31, 2018 was 4.97% (7.05% for the loan portfolio), an increase of 22 basis points from 4.73% at December 31, 2017, and an increase of 80 basis points from 4.15% at March 31, 2017. The increase yield in 2018 was primarily attributable to the increase yield in our medallion portfolio, investment in Medallion Bank and other controlled subsidiaries and higher weighting of our commercial portfolio. The weighted average yield of the total managed portfolio at March 31, 2018 was 10.96% (11.26% for the loan portfolio), an increase of 35 basis points from 10.61% at December 31, 2017, and an increase of 127 basis points from 9.69% at March 31, 2017. The increased yield of the total managed portfolio was mainly due to the higher yield of the total managed medallion portfolio.

Medallion Loan Portfolio

Our medallion loans comprised 27% of the net portfolio of $595,402,000 at March 31, 2018, compared to 34% of the net portfolio of $610,135,000 at December 31, 2017, and 39% of $635,250,000 at March 31, 2017. Our managed medallion loans of $318,864,000 comprised 23% of the net managed portfolio of $1,386,136,000 at March 31, 2018, compared to 28% of the net managed portfolio of $1,380,054,000 at December 31, 2017, and 34% of $1,410,639,000 at March 31, 2017. The medallion loan portfolio decreased by $47,124,000 or 23% in 2018 (a decrease of $69,137,000 or 18% on a managed basis), primarily reflecting increased realized and unrealized losses and net amortization of loan principal, especially in the New York, Boston, and Chicago markets. Total medallion loans serviced for third parties were $26,205,000, $26,349,000, and $27,684,000 at March 31, 2018, December 31, 2017, and March 31, 2017.

The weighted average yield of the medallion loan portfolio at March 31, 2018 was 4.50%, an increase of 9 basis points from 4.41% at December 31, 2017, and an increase of 48 basis points from 4.02% at March 31, 2017. The weighted average yield of the managed medallion loan portfolio at March 31, 2018 was 4.42%, an increase of 6 basis points from 4.36% at December 31, 2017, and an increase of 50 basis points from 3.92% at March 31, 2017. The fluctuation in yield primarily reflected the repricing of the existing portfolio to current market interest rates. At March 31, 2018, 24% of the medallion loan portfolio represented loans outside New York, compared to 27% and 32% at December 31, 2017 and March 31, 2017. At March 31, 2018, 15% of the managed medallion loan portfolio represented loans outside New York, compared to 19% at December 31, 2017 and 23% from March 31, 2017.

Commercial Loan Portfolio

Our commercial loans represented 15%, 15%, and 12% of the net investment portfolio as of March 31, 2018, December 31, 2017, and March 31, 2017, and were 7%, 7%, and 5% on a managed basis. Commercial loans increased by $3,433,000 or 4% during the quarter ended March 31, 2018 ($4,986,000 or 5% on a managed basis), primarily reflecting growth in the mezzanine loan portfolio. Net commercial loans serviced for third parties were $746,000 at March 31, 2018 and $747,000 at December 31, 2017, and serviced by third parties were $1,639,000 at March 31, 2017.

The weighted average yield of the commercial loan portfolio at March 31, 2018 was 12.07%, an increase of 5 basis points from 12.02% at December 31, 2017 and a decrease of 81 basis points from 12.88% at March 31, 2017. The weighted average yield of the managed commercial loan portfolio at March 31, 2018 was 11.76%, a decrease of 9 basis points from 11.85% at December 31, 2017, and a decrease of 66 basis points from 12.42% at March 31, 2017. The decreases from the prior periods primarily reflected the recent lower rates on certain mezzanine loans. At March 31, 2018, variable-rate loans represented approximately 0% of the commercial portfolio, compared to 0% and 5% at December 31, 2017 and March 31, 2017, and were 2%, 0%, and 5% on a managed basis.

Consumer Loan Portfolio

Our managed consumer loans, all of which are held in the portfolio managed by Medallion Bank, represented 52%, 49%, and 46% of the managed net investment portfolio as of March 31, 2018, December 31, 2017, and March 31, 2017. Medallion Bank originates fixed rate consumer loans secured by recreational vehicles, boats, trailers and home improvements located in all 50 states. The portfolio is serviced by a third party.

The consumer loans increased by $33,250,000 or 5% during the quarter ended March 31, 2018, reflecting strong origination growth.

The weighted average gross yield of the managed consumer loan portfolio was 14.86% at March 31, 2018, a decrease of 16 basis points from 15.02% at December 31, 2017, and an increase of 7 basis points from 14.79% at March 31, 2017. The changes in yield primarily reflect the changes in the mix of loans originated. Adjustable rate loans were 6%, 7%, and 12% of the managed consumer portfolio at March 31, 2018, December 31, 2017, and March 31, 2017, reflecting Medallion Bank no longer offering variable rate recreation loans since January 2014.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Medallion loans	$38,354	13.7%	$59,701	18.7%	$70,572	19.5%

Commercial loans
Secured mezzanine	—	0.0	—	0.0	4,425	1.2
Other secured commercial	730	0.3	749	0.2	1,010	0.3

Total commercial loans	730	0.3	749	0.2	5,435	1.5

Total loans 90 days or more past due	$39,084	14.0%	$60,450	18.9%	$76,007	21.0%

Total Medallion Bank loans	$17,710	1.9%	$16,115	1.8%	$20,552	2.3%

Total managed loans 90 days or more past due	$56,794	4.7%	$76,565	6.2%	$96,559	7.6%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary chapter 7 case to a chapter 11 case. We and Medallion Bank have placed these loans on nonaccrual, and reversed interest income. In addition, we have established valuation allowances against the outstanding balances. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we and Medallion Bank received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the bank lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. At March 31, 2018, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. The balances related to the paid off loans have been reclassified to other assets on the consolidated balance sheet. The table below summarizes these receivables and their status with the Company and Medallion Bank.

(Dollars in thousands)	The Company	Medallion Bank	Total
Loans outstanding	$258	$1,953	$2,211
Loans charged off (1)	(258)	(1,953)	(2,211)
Valuation allowance	—	—	—

Net loans outstanding	—	—	—

Other receivables	590	11,062	11,652
Valuation allowance	(251)	(5,901)	(6,152)

Net other receivables	339	5,161	5,500
Total net outstanding	339	5,161	5,500

Income foregone in 2018	—	—	—
Total income foregone	$74	$108	$182

(1)	The income foregone on the charged off loan was $99 for the Company and $213 for Medallion Bank.

The decline in medallion delinquencies during the quarter reflected our increase in loan charge offs in connection with the overall decline in the medallion values primarily in the New York, Chicago and Boston markets. These changes were primarily due to competition from ride hailing services, which have put stress on some of our borrower income. We have vigorously pursued strategies to aid in collection which included some success in assisting delinquent customers in selling their medallions to new owners and putting a reasonable amount of cash equity into the sales so as to reduce our exposure on collateral.

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

During the 2018 first quarter, Trust III had a deficit of $22,312,000, as a result of the unrealized depreciation and losses taken on the medallion loans in Trust III. This amount exceeded our maximum exposure to Trust III, which is solely due to a limited guarantee by MFC of $6,124,000, by $16,188,000. Due to technical consolidation accounting rules, we are required to record these losses, even though we are under no obligation to cover them financially. As a result, we are exploring alternative approaches to this investment to allow for a full or partial recovery of these amounts as well as to not incur additional losses in this entity going forward. There can be no assurance that we will be able to do so.

The following tables set forth the pre-tax changes in our unrealized appreciation (depreciation) on investments, for the 2018 and 2017 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2017	($20,338)	($513)	$158,920	$3,121	($1,490)	$139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	37,797
Depreciation on investments	(38,170)	18	—	—	(1,915)	(40,067)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	34,747	—	—	—	—	34,747

Balance March 31, 2018	($23,761)	($495)	$197,715	$2,123	$(3,405)	$172,177

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2016	($28,523)	($1,378)	$152,750	$3,934	$584	$127,367
Net change in unrealized
Appreciation on investments	—	—	3,751	1,261	—	5,012
Depreciation on investments	(8,670)	(332)	—	—	—	(9,002)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(2,093)	—	(2,093)
Losses on investments	825	—	—	486	—	1,311

Balance March 31, 2017	($36,368)	($1,710)	$156,501	$3,588	$584	$122,595

The following table presents credit-related information for the investment portfolios as of the dates shown.

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Total loans
Medallion loans	$161,155	$208,279	$250,976
Commercial loans	93,620	90,188	73,748

Total loans	254,775	298,467	324,724
Investments in Medallion Bank and other controlled subsidiaries	331,169	302,147	300,886
Equity investments (1)	9,458	9,521	9,640
Investment securities	—	—	—

Net investments	$595,402	$610,135	$635,250

Net investments in Medallion Bank and other controlled subsidiaries	$918,904	$908,297	$915,214
Managed net investments	$1,384,449	$1,380,054	$1,410,639

Unrealized appreciation (depreciation) on investments
Medallion loans	($23,761)	($20,338)	($36,368)
Commercial loans	(495)	(513)	(1,710)

Total loans	(24,256)	(20,851)	(38,078)
Investments in Medallion Bank and other controlled subsidiaries	197,715	158,920	156,501
Equity investments	2,123	3,121	3,588
Investment securities	—	—	—

Total unrealized appreciation on investments	$175,582	$141,190	$122,011

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($69,561)	($63,785)	($47,520)
Managed total unrealized appreciation (depreciation) on investments	$106,021	$77,405	$74,491

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(12.86%)	(8.90%)	(12.67%)
Commercial loans	(0.53)	(0.57)	(2.26)
Total loans	(8.70)	(6.53)	(10.50)
Investments in Medallion Bank and other controlled subsidiaries	148.15	110.96	108.39
Equity investments	28.95	48.77	59.30
Investment securities	—	—	—
Net investments	41.83	30.11	23.78

Net investments at Medallion Bank and other controlled subsidiaries	(7.12%)	(6.64%)	(5.00%)
Managed net investments	8.36%	5.99%	5.62%

(1)	Represents common stock, warrants, preferred stock, and limited partnership interests held as investments.
(2)	Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolios for the quarters ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Realized gains (losses) on loans and equity investments
Medallion loans	($34,747)	($804)
Commercial loans	2	1

Total loans	(34,745)	(803)
Investments in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	—	1,648
Investment securities	—	—

Total realized gains (losses) on loans and equity investments	($34,745)	$845

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	($23,073)	($18,317)

Total managed realized losses on loans and equity investments	($57,818)	($17,472)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(65.74%)	(1.12%)
Commercial loans	0.01	0.00
Total loans	(45.96)	(0.88)
Investments in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	—	133.01
Investment securities	—	—
Net investments	(30.89)	0.66

Net investments at Medallion Bank and other controlled subsidiaries	(9.66%)	(7.26%)
Managed net investments	(18.22%)	(5.05%)

The table below summarizes pre-tax components of unrealized and realized gains and losses in the investment portfolio for the quarters ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($998)	$1,258
Unrealized depreciation	(38,152)	(9,002)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115	8,124
Realized gains	—	(2,090)
Realized losses	34,747	1,311
Net unrealized losses on investments other than securities and other assets	(1,915)	—

Total	$22,797	($399)

Net realized gains (losses) on investments
Realized gains	$—	$2,090
Realized losses	(34,747)	(1,311)
Other gains	—	44
Direct recoveries (charge offs)	2	22
Realized gains on investments other than securities and other assets	—	—

Total	($34,745)	$845

Investment in Medallion Bank and Other Controlled Subsidiaries

Investment in Medallion Bank and other controlled subsidiaries were 56%, 49%, and 47% of our total portfolio at March 31, 2018, December 31, 2017, and March 31, 2017. The portfolio company investments primarily represent the wholly-owned unconsolidated subsidiaries of ours, substantially all of which is represented by our investment in Medallion Bank. In addition, to facilitate maintenance of Medallion Bank’s capital ratio requirement and to provide the necessary capital for continued growth, we periodically make capital contributions to Medallion Bank. There were no capital contributions to or dividends received from Medallion Bank during the 2018 and 2017 first quarters.

Equity Investments

Equity investments were 2% of our total portfolio at March 31, 2018, December 31, 2017, and March 31, 2017. Equity investments were 1% of our total managed portfolio at March 31, 2018, December 31, 2017, and March 31, 2017. Equity investments are comprised of common stock, warrants, preferred stock and limited partnership interests.

Investment Securities

Investment securities were 0% of our total portfolio at March 31, 2018, December 31, 2017, and March 31, 2017. Investment securities were 3% of our total managed portfolio at March 31, 2018, December 31, 2017, and March 31, 2017. The investment securities are primarily US Treasury bills and adjustable-rate mortgage-backed securities purchased by us and Medallion Bank to better utilize required cash liquidity.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following table shows the average borrowings and related borrowing costs for the quarters ended March 31, 2018 and 2017. Our average balances decreased reflecting the contraction in the investment portfolio along with Medallion Bank’s average balances decreasing, reflecting the sale of $127,000,000 of consumer loans in the 2017 fourth quarter. The increase in borrowing costs primarily reflected the repricing of term borrowings, and Medallion Bank’s increased reflecting a lengthening of their maturity profile.

	Three Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
March 31, 2018
DZ loan	$802	$98,984	3.29%
Notes payable to banks	813	80,006	4.12
SBA debentures and borrowings	749	78,707	3.86
Preferred securities	312	33,000	3.83
Retail note	875	33,625	10.55

Total	$3,551	$324,322	4.44

Medallion Bank borrowings	3,615	853,027	1.72

Total managed borrowings	$7,166	$1,177,349	2.47

March 31, 2017
DZ loan	$651	$105,357	2.51%
Notes payable to banks	759	88,321	3.49
SBA debentures and borrowings	788	81,643	3.91
Preferred securities	258	33,000	3.17
Retail note	878	33,625	10.59

Total	$3,334	$341,946	3.95

Medallion Bank borrowings	3,107	914,836	1.38

Total managed borrowings	$6,441	$1,256,782	2.08

We will continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2018 and 2017, short-term adjustable rate debt constituted 55% and 60% of total debt, and was 15% and 16% on a fully managed basis including the borrowings of Medallion Bank.

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

Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of fair value. We conduct a thorough valuation analysis as described previously, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on at least an annual basis. Our analysis includes factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from nonfinancial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through the present time. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that we believe heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in 2018. See Note 4 for additional information about Medallion Bank.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto for the quarters ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Statement of operations
Investment income	$4,033	$4,250
Interest expense	3,551	3,334

Net interest income	482	916
Noninterest income	60	2
Operating expenses	4,108	2,225

Net investment loss before income taxes	(3,566)	(1,307)
Income tax benefit	336	872

Net investment loss after income taxes	(3,230)	(435)
Net realized gains (losses) on investments	(34,745)	845
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	29,115	8,124
Net change in unrealized depreciation on investments other than securities	(1,915)	—
Net change in unrealized depreciation on investments (1)	(4,403)	(8,523)
Income tax (provision) benefit	304	1,100

Net increase (decrease) in net assets resulting from operations	($14,874)	$1,111

Per share data
Net investment loss	($0.15)	($0.05)
Income tax (provision) benefit	0.03	0.08
Net realized gains (losses) on investments	(1.44)	0.04
Net change in unrealized appreciation (depreciation) on investments (1)	0.94	(0.02)

Net increase (decrease) in net assets resulting from operations	($0.62)	$0.05

Distributions declared per share	$0.00	$0.00

Weighted average common shares outstanding
Basic	24,154,879	23,892,942

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Diluted	24,154,879	23,945,556

Balance sheet data	March 31, 2018	December 31, 2017
Net investments	$595,402	$610,135
Total assets	616,710	635,522
Total funds borrowed	320,662	327,623
Total liabilities	344,273	348,363
Total shareholders’ equity	272,437	287,159

Managed balance sheet data (2)
Net investments	$1,386,136	$1,380,054
Total assets	1,479,826	1,565,889
Total funds borrowed	1,167,888	1,234,371
Total liabilities	1,207,389	1,278,730

	Three Months Ended March 31,
	2018	2017
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income (loss) after taxes	(2.08%)	(0.26%)
Net increase in net assets resulting from operations	(9.55)	0.66
Return on average equity (ROE) (4)
Net investment income (loss) after taxes	(4.62)	(0.62)
Net increase in net assets resulting from operations	(21.24)	1.58

Weighted average yield	2.70%	2.69%
Weighted average cost of funds	2.38	2.11

Net interest margin (5)	0.32	0.58

Noninterest income ratio (6)	0.01%	0.00%
Total expense ratio (7)	1.16	2.27
Operating expense ratio (8)	0.68	1.41

As a percentage of net investment portfolio	March 31, 2018	December 31, 2017
Medallion loans	27%	34%
Commercial loans	15	15
Investment in Medallion Bank and other controlled subsidiaries	56	49
Equity investments	2	2
Investment securities	—	—

Investments to assets (9)	97%	96%
Equity to assets (10)	44	45
Debt to equity (11)	118	114

(1)	Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.
(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average shareholders’ equity.

(5)	Net interest margin represents net interest income for the period divided by average interest earning assets, and included dividends from Medallion Bank and other controlled subsidiaries of $28 and $0 in the respective periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.96% and 6.59% for the quarters ended March 31, 2018 and 2017.
(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the period indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the period indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the period indicated.

Consolidated Results of Operations

2018 First Quarter compared to the 2017 First Quarter

Net decrease in net assets resulting from operations was $14,874,000 or ($0.62) per diluted common share in the 2018 first quarter, down $15,985,000 from a net increase of $1,111,000 or $0.05 per share in the 2017 first quarter, primarily reflecting an increase in net realized/unrealized losses on the investment portfolio, increased operating expenses and higher income taxes. Net investment loss after income taxes was $3,230,000 or $0.13 per share in the 2018 quarter, down $2,795,000 from a loss of $435,000 or $0.02 per share in the 2017 quarter.

Investment income was $4,033,000 in the 2018 first quarter, down $217,000 or 5% from $4,250,000 a year ago, and included $1,643,000 of interest reversals related to nonaccrual loans in 2018, compared to $1,529,000 in 2017. The yield on the investment portfolio was 2.69% in the 2018 quarter, not changed from the 2017 quarter. Average investments outstanding were $608,670,000 in 2018, down 5% from $640,756,000 a year ago, primarily reflecting a decline in the medallion loan portfolio, offset by an increase in the fair value of investments in Medallion Bank and other controlled subsidiaries.

Medallion loans were $161,155,000 at quarter end, down $89,821,000 or 36% from $250,976,000 a year ago, representing 27% of the investment portfolio, compared to 39% a year ago, and were yielding 4.50% compared to 4.02% a year ago, an increase of 12%. The decrease in outstandings were primarily concentrated in the New York, Boston, and Chicago markets, although all markets declined, and reflected increased realized and unrealized losses and net amortization of loan principal. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $345,069,000 at quarter end, down $167,319,000 or 33% from $512,388,000 a year ago, reflecting the above. The commercial loan portfolio was $93,620,000 at quarter end, compared to $73,748,000 a year ago, an increase of $19,872,000 or 27%, and represented 16% of the investment portfolio compared to 12% a year ago. The increase was primarily attributable to increases in the secured mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $97,515,000 at quarter end, up $18,817,000 or 24% from $78,698,000 a year ago, reflecting the above. Investments in Medallion Bank and other controlled subsidiaries were $331,169,000 at quarter end, up $30,283,000 or 10% from $300,886,000 a year ago, primarily reflecting appreciation of Medallion Bank, and which represented 55% of the investment portfolio, compared to 47% a year ago, and which yielded 0.88% at quarter end, compared to 2.08% a year ago, primarily reflecting the reduced dividends from controlled subsidiaries. See Notes 4 and 12 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $9,458,000 at quarter end, down $182,000 or 2% from $9,640,000 a year ago, and which represented 2% of the investment portfolio in both years and had a dividend yield of 0.00% in both years.

Interest expense was $3,551,000 in the 2018 first quarter, up $217,000 or 7% from $3,334,000 in the 2017 first quarter. The increase in interest expense was primarily due to increased borrowing costs. The cost of borrowed funds was 4.44% in 2018, compared to 3.95% a year ago, an increase of 12%, reflecting the continuing increase in market interest rates. Average debt outstanding was $324,322,000 for the 2018 quarter, compared to $341,946,000 a year ago, a decrease of 5%, primarily reflecting decreased borrowings required to fund the contracting loan portfolio. See page 63 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $482,000 and the net interest margin was 0.32% for the 2018 quarter, down $434,000 or 47% from $916,000 a year ago, which represented a net interest margin of 0.58%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income was $60,000 in the 2018 quarter, up $58,000 from $2,000 a year ago, primarily reflecting the reversal of a previously earned management fee due from a portfolio company in the prior year quarter.

Operating expenses were $4,108,000 in the 2018 first quarter, up $1,883,000 or 85% from $2,225,000 in the 2017 first quarter. Salaries and benefits expense was $2,349,000 in the 2018 quarter, up $1,584,000 from $765,000 in the 2017 quarter, primarily due to executive and employee bonus accrual. Professional fees were $723,000 in 2018, up $31,000 or 4% from $692,000 a year ago, primarily reflecting higher legal expenses for a variety of corporate and investment-related matters. Occupancy and other operating expenses of $1,036,000 in 2018 were up $268,000 or 35% from $768,000 a year ago, primarily reflecting higher road or miscellaneous taxes, collection costs related to the medallion loan portfolio and directors’ fees.

Total income tax benefit was $640,000 in 2018 compared to a benefit of $1,972,000 in 2017, and was comprised of three components, a $336,000 benefit related to the net investment loss, a $8,426,000 benefit related to realized losses, and a provision of $8,122,000 related to net unrealized gains on investments. See Note 6 for more information.

Net change in unrealized appreciation (depreciation) on investments before income tax was appreciation of $22,797,000 in the 2018 first quarter, compared to depreciation of $399,000 in the 2017 first quarter, an increase in appreciation of $23,196,000. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $6,318,000 in 2018, compared to $8,523,000 in 2017, resulting in decreased depreciation of $2,205,000 and related almost entirely to the medallion portfolio. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The current quarter activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $29,115,000 and by reversals of unrealized depreciation on loans which were charged off of $34,747,000, offset by unrealized depreciation on loans and other investments of $40,067,000 mainly due to the continuing declining values of the medallions. The 2017 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $8,124,000 and by reversals of unrealized depreciation on loans which were charged off of $825,000, offset by unrealized depreciation on loans and other investments of $9,348,000.

Our net realized losses on investments before taxes were $34,745,000 in the 2018 quarter, compared to gains of $845,000 in the 2017 quarter, an increase in realized losses of $35,590,000 in the quarter. The 2018 activity reflected the realized losses in the loan portfolio. The 2017 activity reflected a net $1,607,000 of realized gains from the settlement of equity investments, offset by realized losses in the loan portfolio.

Our net realized/unrealized loss on investments before income taxes were $11,948,000 in the 2018 first quarter, compared to a net realized /unrealized gain on investments of $446,000 in the 2017 first quarter, a decrease of $12,394,000, reflecting the above.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures and borrowings of $78,190,000 with a weighted average interest rate of 3.39%, constituting 24% of our total indebtedness, and retail notes of $33,625,000 with a weighted average interest rate of 9.00%, constituting 10% of total indebtedness as of March 31, 2018. Also, as of March 31, 2018, certain of the certificates of deposit were for terms of up to 59 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2018, compared to the respective positions at the end of 2017 and 2016. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2018 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$—	$—	$—	$—	$—	$—	$—	$—
Adjustable rate	23,073	—	—	6,601	—	—	—	29,674
Fixed-rate	123,135	35,258	22,409	25,607	22,045	10,154	10,663	249,271
Cash	10,956	—	—	—	—	—	—	10,956

Total earning assets	$157,164	$35,258	$22,409	$32,208	$22,045	$10,154	$10,663	$289,901

Interest bearing liabilities
DZ Loan	$97,999	$—	$—	$—	$—	$—	$—	$97,999
Notes payable to banks	77,848	—	—	—	—	—	—	77,848
SBA debentures and borrowings	—	29,690	8,500	—	5,000	2,500	32,500	78,190
Retail notes	—	—	—	33,625	—	—	—	33,625
Preferred securities	33,000	—	—	—	—	—	—	33,000

Total liabilities	$208,847	$29,690	$8,500	$33,625	$5,000	$2,500	$32,500	$320,662

Interest rate gap	($51,683)	$5,568	$13,909	($1,417)	$17,045	$7,654	($21,837)	($30,761)

Cumulative interest rate gap (2)	($51,683)	($46,115)	($32,206)	($33,623)	($16,578)	($8,924)	($30,761)	—

December 31, 2017 (2)	($14,088)	$23,925	$29,248	$2,312	$23,897	$28,672	$4,295	—
December 31, 2016 (2)	($4,542)	$89,283	$111,777	$130,757	$99,275	$102,533	$52,065	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (18%), (4%), and (1%), as of March 31, 2018 and December 31, 2017 and 2016, and was (16%), (12%), and (11%) on a combined basis with Medallion Bank.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($36,073) or (12%) for March 31, 2018, compared to a positive interest rate gap of $5,303 or 2% and $36,392 or 9% for December 31, 2017 and 2016, and was ($169,800) or (13%), ($125,265) or (9%), and ($86,349) or (6%) on a combined basis with Medallion Bank.

Our interest rate sensitive assets were $289,901,000 and interest rate sensitive liabilities were $320,662,000 at March 31, 2018. The one-year cumulative interest rate gap was a negative $51,683,000 or 18% of interest rate sensitive assets, compared to a negative $14,088,000 or 4% at December 31, 2017 and a negative $4,542,000 or 1% at December 31, 2016. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $36,073,000 or 12% at March 31, 2018. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

On a combined basis with Medallion Bank, our interest rate sensitive assets were $1,294,473,000 and interest rate sensitive liabilities were $1,167,888,000 at March 31, 2018. The one year cumulative interest rate gap was a negative $207,001,000 or 16% of interest rate sensitive assets, compared to a negative $172,208,000 or 12% and a negative $160,931,000 or 11% at December 31, 2017 and 2016. Using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $169,800,000 or 13% at March 31, 2018.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $70,000,000 of notional value of principal from various multinational banks, with termination dates ranging to December 2018. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 and $0 for the quarters ended March 31, 2018 and 2017, and all are carried at $0 on the balance sheet at March 31, 2018.

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

The components of our debt were as follows at March 31, 2018. See Note 5 to the consolidated financial statements on page 21 for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
DZ loan	$97,999	31%	3.51%
Notes payable to banks	77,848	24	4.10
SBA debentures and borrowings	78,190	24	3.39
Retail notes	33,625	11	9.00
Preferred securities	33,000	10	4.15

Total outstanding debt	$320,662	100%	4.27

Deposits and other borrowings at Medallion Bank	847,226	—	1.67%
Total outstanding debt, including Medallion Bank	$1,167,888	—	2.38

(1)	Weighted average contractual rate as of March 31, 2018.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2018.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
DZ loan	$97,999	$—	$—	$—	$—	$—	$97,999
Notes payable to banks	74,845	3,003	—	—	—	—	77,848
SBA debentures and borrowings	3,813	25,877	8,500	—	5,000	35,000	78,190
Retail notes	—	—	—	33,625	—	—	33,625
Preferred securities	—	—	—	—	—	33,000	33,000

Total	$176,657	$28,880	$8,500	$33,625	$5,000	$68,000	$320,662

Deposits and other borrowings at Medallion Bank	330,999	251,824	108,800	97,792	57,811	—	847,226

Total, including Medallion Bank	$507,656	$280,704	$117,300	$131,417	$62,811	$68,000	$1,167,888

Most of our borrowing relationships have maturity dates during 2018 and 2019. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following paragraph. The lenders have worked with us to extend and change the terms of the borrowing agreements. We have arranged for changes to the terms of the notes and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future.

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

We value our portfolio at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. Unlike certain lending institutions, we are not permitted to establish reserves for loan losses. Instead, we must value each individual investment and portfolio loan on a quarterly basis. We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely. We record unrealized appreciation on equities if we have a clear indication that the underlying portfolio company has appreciated in value and, therefore, our equity investment has also appreciated in value. Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments. Our investment in Medallion Bank, as a wholly-owned portfolio investment, is also subject to quarterly assessments of its fair value. We conduct a thorough valuation analysis, and also receive an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank. We determine whether any factors give rise to valuation different than recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued to the present time. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that we believe heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017 and $39,826,000 was recorded in 2018. See Note 4 for additional information about Medallion Bank. For more information, see “Risk Factors – Risks Relating to Our Business and Structure – Our investment portfolio is, and will continue to be, recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is, and will continue to be, uncertainty as to the value of our portfolio investments which could adversely affect our net asset value.”

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of March 31, 2018 by $736,000 on an annualized basis, compared to a positive impact of $1,778,000 at December 31, 2017, and the impact of such an immediate increase of 1% over a one year period would have been ($1,538,000) at March 31, 2018, compared to ($984,000) at December 31, 2017. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2018. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	FSVC	MB	3/31/2018	12/31/2017
Cash	$5,055	$1,912	$3,332	$657	$—	$10,956	$12,690
Bank loans	56,079	21,769	—	—	—	77,848	81,450
Average interest rate	4.40%	3.34%	—	—	—	4.10%	3.94%
Maturity	4/18-7/19	10/16-6/18	—	—	—	10/16-7/19	10/16-11/18
Preferred securities	33,000	—	—	—	—	33,000	33,000
Average interest rate	4.15%	—	—	—	—	4.15%	3.63%
Maturity	9/37	—	—	—	—	9/37	9/37
Retail notes	33,625	—	—	—	—	33,625	33,625
Average interest rate	9.00%					9.00%	9.00%
Maturity	4/21					4/21	4/21
DZ loan	—	97,999	—	—	—	97,999	99,984
Average interest rate	—	3.51%	—	—	—	3.51%	3.02%
Maturity	—	12/18	—	—	—	12/18	3/18
SBA debentures and other borrowings	—	—	54,000	29,690	—	83,690	85,064
Amounts undisbursed (3)	—	—	5,500	—	—	5,500	5,500
Amounts outstanding	—	—	48,500	29,690	—	78,190	79,564
Average interest rate	—	—	3.48%	3.25%	—	3.39%	3.39%
Maturity	—	—	3/21-3/27	2/20	—	2/20-3/27	2/20-3/27

Total debt outstanding	$122,704	$119,768	$48,500	$29,690	$—	$320,662	$327,623

Including Medallion Bank
Cash	—	—	—	—	$27,948	$27,948	$110,233
Deposits and other borrowings	—	—	—	—	847,226	847,226	906,748
Average interest rate	—	—	—	—	1.67%	1.67%	1.51%
Maturity	—	—	—	—	4/18-3/23	4/18-3/23	1/18-10/22

Total cash	$5,055	$1,912	$3,332	$657	$27,948	$38,904	$122,923

Total debt outstanding	$122,704	$119,768	$48,500	$29,690	$847,226	$1,167,888	$1,234,371

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

Recently Issued Accounting Standards

In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-03 Technical Corrections and Improvements to Financial Instruments- Overall (Subtopic 825-10). The objective of this update is to provide clarity and correct unintended application of guidance as it relates to Update 2016-01 for financial instruments. The amendments in this update are not required to be adopted until the interim period beginning after June 15, 2018. Early adoption is permitted. We are assessing the impact the update will have on our financial condition and results of operations.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Effective dates vary according to business entity type, and early adoption is permitted for all entities. The aftermath of the global economic crisis and the delayed recognition of credit losses associated with loans (and other financial instruments) was identified as a weakness in the application of existing accounting standards. Specifically, because the existing “incurred” loss model delays recognition until it is probable a credit loss was incurred, the FASB explored alternatives that would use more forward-looking information. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities and is effective for fiscal years beginning after December 15, 2020 for all other entities, with early adoption permitted. We are assessing the impact the update will have on its financial statement, but expects the update to have a significant impact on how we expect to account for estimated credit losses on its loans.

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

Common Stock

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of May 11, 2018, there were approximately 335 holders of record of our common stock.

On May 11, 2018, the last reported sale price of our common stock was 3.76 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2018	DISTRIBUTIONS DECLARED	HIGH	LOW
First Quarter	$0.00	$5.43	$3.65
2017
Fourth Quarter	$0.00	$4.09	$2.12
Third Quarter	0.00	2.64	2.10
Second Quarter	0.00	2.93	1.84
First Quarter	0.00	3.33	1.68

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

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
November 5 through December 31, 2003	10,816	$9.20	10,816	$9,900,492
January 1 through December 31, 2004	952,517	9.00	952,517	11,329,294
January 1 through December 31, 2005	389,900	9.26	389,900	7,720,523
January 1 through December 31, 2006	—	—	—	7,720,523
January 1 through December 31, 2007	33,200	9.84	33,200	7,393,708
January 1 through December 31, 2008	7,691	9.66	7,691	7,319,397
January 1 through December 31, 2009	—	—	—	7,319,397
January 1 through December 31, 2010	177,844	6.82	177,844	6,106,354
January 1 through December 31, 2011	8,647	9.06	8,647	6,028,027
January 1 through December 31, 2012	—	—	—	6,028,027
January 1 through December 31, 2013	—	—	—	6,028,027
January 1 through December 31, 2014	576,143	10.21	576,143	14,120,043
January 1 through December 31, 2015	413,193	7.77	413,193	24,398,115
January 1 through December 31, 2016	361,174	4.22	361,174	22,874,509
January 1 through December 31, 2017	—	—	—	22,874,509
January 1 through March 31, 2018	—	—	—	22,874,509

Total	2,931,125	8.39	2,931,125

(1)	We publicly announced our Stock Repurchase Program in a press release dated November 5, 2003, after the Board of Directors approved the repurchase of up to $10,000,000 of our outstanding common stock, which was increased by an additional $10,000,000 authorization on November 3, 2004, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. The stock repurchase program expires 180 days after the commencement of the purchases. If we have not repurchased the common stock remaining in the repurchase authorization by the end of such period, we are permitted to extend the stock repurchase program for additional 180-day periods until we have repurchased the total amount authorized. In April 2018, we extended the terms of the Stock Repurchase Program. Purchases under such extension were to commence no earlier than May 2018 and conclude 180 days after the commencement of the purchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2018. In addition, based on our evaluation as of March 31, 2018, there have been no changes that occurred during the 2018 three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2017, a stockholder derivative action was filed in the Supreme Court of the State of New York, County of New York (Shields v. Murstein, et al.). The complaint names us as a nominal defendant and purports to assert claims derivatively on our behalf against certain of our current directors, one of our former directors, and a former independent contractor for one of our subsidiaries. The complaint alleges that the director defendants breached their fiduciary duties with respect to certain alleged misconduct by the former independent contractor involving postings about us under an alleged pseudonym. On January 25, 2018, we and the director defendants filed a motion to dismiss the action. Plaintiff filed his opposition to the motion on March 1, 2018. We and the director defendants filed reply papers in further support of the motion on March 22, 2018. A hearing on the motion to dismiss has been scheduled for June 11, 2018. We believe the case is without merit and intend to defend it vigorously.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Structure

Changes in the taxicab and for-hire vehicle industries have resulted in increased competition and have had a material adverse effect on our business, financial condition, and operations.

There have been recent changes in the taxicab and for-hire vehicle industries that have resulted in increased competition in all of our taxi medallion markets. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. According to the TLC, between January 2018 and April 2018 approximately 3,000 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to approximately 108,100 as of April 30, 2018, a 3% increase from January 2018.

In addition, the New York State legislature enacted a law on December 21, 2011, which was amended on February 17, 2012, to permit cars for-hire to pickup street hails in boroughs outside of Manhattan. Pursuant to this law the TLC has issued approximately 8,300 Street Hail Livery licenses since June 2013, of which approximately 3,500 are active.

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

As of March 31, 2018, 13.7% of our managed medallion loan portfolio and 20.8% of our on-balance sheet portfolio was 90 days or more past due, compared to 15.9% and 26.1% at December 31, 2017. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. Increased competition from ridesharing apps and Street Hail Livery licenses has reduced our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions, and the value of taxicab medallions. If these trends continue and intensify, there would be a further material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure have had a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, over the past 20 years New York City taxicab medallions had appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions in 2014. As reported by the TLC, individual (owner-driver) medallions and corporate medallions sold for a wide range of prices during 2017 and 2018. Like many other financial institutions, we have evaluated the transactions and cash flows underlying borrowers performance and determined that a market value of $189,000, $183,500 net of liquidation costs, was appropriate, reflecting a blend of transactional activity and values supported by borrower cash flows. In March 2017, the New York City Council made changes to the medallion classes, eliminating the distinction between individual and corporate medallions. Until the market fully stabilizes we will not be able to determine the ultimate impact of this change, however, we believe it will allow for greater economic investment over time as these rules were a significant barrier of entry into the industry.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. The Chicago medallions had appreciated in value from $50,000 in 2003 to approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxicab medallions to approximately $36,000, $34,900 net of liquidation costs, as of March 31, 2018.

Decreases in the value of our medallion loan collateral have resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of our managed medallion loans was approximately 209% as of March 31, 2018 and 131% as of December 31, 2017. If taxicab medallion values continue to decline, there could be an increase in medallion loan delinquencies, foreclosures, and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral could be diminished, which could result in material losses on defaulted medallion loans which could have a material adverse effect on our business. A substantial decrease in the value of our Chicago medallions purchased out of foreclosure could adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we could realize less than the value at which we had previously recorded such medallions.

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

As of March 31, 2018, we had $320,662,000 of outstanding indebtedness, which had a weighted average borrowing cost of 4.27% at March 31, 2018, and our wholly-owned unconsolidated portfolio companies, primarily Medallion Bank, had $847,226,000 of outstanding indebtedness at a weighted average borrowing cost of 1.67%.

Most of our borrowing relationships have maturity dates during 2018 and 2019. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following risk factor. Certain lenders have worked with us to extend and change the terms of the borrowing agreements. See Note 5 for a discussion of the current and new lending arrangements to date.

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

We were not in compliance with a financial covenant in the DZ loan agreement as of March 31, 2018. We are currently in the process of working with DZ Bank to amend such covenant in the DZ loan agreement. Historically we have received approvals for similar amendments. While there can be no assurance that it will be received, we have received preliminary indication from DZ Bank that it will obtain approval for such an amendment.

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

The Company’s withdrawal of its election to be regulated as a BDC may in the future materially change our corporate structure and the nature of our business.

On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act and we filed the Company’s withdrawal form with the SEC on April 2, 2018. At that point, we were no longer a BDC or subject to the provisions of the 1940 Act applicable to BDCs.

The withdrawal of the Company’s election to be regulated as a BDC would result in a significant change in our accounting and financial reporting requirements.

Commencing with the 2018 second quarter, the Company is no longer subject to FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, which results in a significant change in our accounting and financial reporting requirements. Our financial statements are currently presented and accounted for under the specialized method of accounting applicable to investment companies, which requires us to recognize our investments, including controlled investments, at fair value. As a BDC, we were previously precluded from consolidating any entity other than another investment company that acts as an extension of our investment operations and facilitates the execution of our investment strategy or an investment in a controlled operating company that provides substantially all of its services to us. Our financial statements currently consolidate the accounts of the Company and its wholly-owned investment company subsidiaries, except for Medallion Bank and other portfolio investments. Our financial statements reflect our investment in Medallion Bank and other portfolio investments at fair value, as determined in good faith by our Board of Directors. Medallion Bank’s financial statements are separately provided as a significant unconsolidated wholly-owned subsidiary. As a result of the Company withdrawal of its election to be regulated as a BDC, the Company will consolidate the financial statements of Medallion Bank and controlled or majority-owned portfolio investments, together with those of the Company, which would be a significant change in our accounting and financial reporting requirements.

Our shareholders no longer have the protections of the 1940 Act as a result of the withdrawal of the Company’s election to be regulated as a BDC.

Our shareholders no longer have the following protections of the 1940 Act:

•	we are no longer subject to the requirement under the 1940 Act that we maintain a ratio of assets to senior securities of at least 200%;

•	we are no longer subject to provisions of the 1940 Act prohibiting us from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person’s office;

•	we are no longer required to provide and maintain an investment company blanket bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement;

•	while the majority of our directors would still be required to be “independent” under applicable NASDAQ regulations, we are no longer required to ensure that a majority of our directors are persons who are not “interested persons,” as defined in the 1940 Act, and certain persons who would be prevented from serving on our Board of Directors if we were a BDC would be able to serve on our Board of Directors;

•	we are no longer subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates;

•	we are no longer subject to provisions of the 1940 Act restricting our ability to issue shares below net asset value or in exchange for services or to issue warrants and options;

•	we are no longer required to disclose the Company’s net asset value per share in our financial statements;

•	we are no longer subject to provisions of the 1940 Act restricting our ability to change the nature of our business or fundamental investment policies without having to obtain the approval of our shareholders;

•	we are no longer subject to the provisions of the 1940 Act limiting our ability to grant stock based compensation to officers, directors and employees or to provide a profit sharing program for them; and

•	we are no longer subject to the other protective provisions set out in the 1940 Act and the rules and regulations promulgated under the 1940 Act.

In addition, we are very much affected by the legal, regulatory, tax, and accounting regimes under which we operate. We periodically evaluate whether those regimes and our existing corporate structure are the optimum means for the operation and capitalization of our business. As a result of these evaluations, we may decide to proceed with structural and organizational changes (certain of which may require the approval of our shareholders), which could result in material dispositions of various assets, changes in our corporate form or other fundamental changes. We may incur certain costs in completing these evaluations and may receive no benefit from these expenditures, particularly if we do not proceed with any changes.

Having withdrawn our election to be regulated as a BDC, we must maintain an exception from registration under the 1940 Act which could limit our ability to take advantage of attractive investment opportunities, and the failure to maintain that exception could have material adverse consequences on our business.

A company that meets the definition of an “investment company” under the 1940 Act, in the absence of an exception or exemption, must either register with the SEC as an investment company or elect BDC status. Historically, the composition of the Company’s assets caused us to meet the definition of an “investment company,” and the Company made a corresponding election to be treated as a BDC. The Company has de-elected BDC status, and now has to operate so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. The Company is required to monitor our continued compliance with this exception, which could limit our ability to take advantage of attractive investment opportunities that would cause us to be out of compliance with its limitations and could have a material adverse effect on our business. For example, we could be limited in growing Medallion Capital, Inc., which is currently engaged in a business that generally does not qualify for the exception.

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

We compete for investments with other business development companies and other investment funds, as well as traditional financial services companies such as commercial banks and credit unions. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than us. We may be unwilling to match our competitors’ pricing, terms, and structure of certain loans and investments opportunities due to potential risks, which may result in us earning less income than our competitors. If we are forced to match our competitors’ pricing, terms, and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make distribution payments to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to average assets). As of March 31, 2018 Medallion Bank’s leverage ratio was 14.9% and Medallion Bank may be restricted from declaring and paying dividends as a result of the leverage ratio being below 15%.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, and including the impact on Medallion Bank, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net increase in net assets resulting from operations” as of March 31, 2018 by approximately $736,000 on an annualized basis, compared to a positive impact of $1,778,000 at December 31, 2017, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($1,538,000) at March 31, 2018, compared to ($984,000) at December 31, 2017. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies, and industries and sectors. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of March 31, 2018, investments in New York City taxi medallion loans represented approximately 85% of our managed taxi medallion loans, which in turn represented 23% of our managed net investment portfolio. We do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry or sector in which we are invested could also negatively impact the aggregate returns we realize.

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

A third party finance company sold various participations in asset based loans to Medallion Business Credit and Medallion Bank. In April 2013, the aggregate balance of the participations was approximately $13.8 million, $12.9 million of which were held by Medallion Bank. That amount was divided between seven separate borrowers operating in a variety of industries. In April 2013, the third party finance company became the subject of an involuntary bankruptcy petition filed by its bank lenders. Among other things, the bank lenders alleged that the third party finance company fraudulently misrepresented its borrowing availability under its credit facility with the bank lenders and are seeking the third party finance company’s liquidation. In May 2013, the bankruptcy court presiding over the third party finance company’s case entered an order converting the involuntary Chapter 7 case to a Chapter 11 case. On May 31, 2013, we commenced an adverse proceeding against the third party finance company and the bank lenders seeking declaratory judgment that our loan participations are true participations and not subject to the bankruptcy estate or to the bank lender’s security interest in the third party finance company’s assets. The third party finance company and bank lenders are contesting our position. In April 2014, we received a decision from the court granting summary judgment in our favor with respect to the issue of whether our loan participations are true participations. In March 2015, we and Medallion Bank received a decision from the court finding that the bank lenders generally held a first lien on our and Medallion Bank’s loan participations subject to, among other things, defenses still pending prosecution by the parties and adjudication by the court. We and Medallion Bank are appealing the decision. The remaining issues are still being litigated. Although we believe the claims raised by the third party finance company and the senior lenders are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine our potential exposure. If we are incorrect in our assessments our results of operations could be materially adversely affected. At March 31, 2018, five of the seven secured borrowers had refinanced their loans in full with third parties, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. In September 2015, one loan was sold at a discount to a third party, and the related proceeds are held in escrow pending resolution of the bankruptcy proceedings. One loan was charged off in September 2014. See page 57 for additional information regarding this matter.

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

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of March 31, 2018 and December 31, 2017. Filed herewith.

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

MEDALLION FINANCIAL CORP.

Date:	May 15, 2018

By:	/s/ Alvin Murstein

Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.