Form 10-Q
period 2018-06-30
MEDALLION FINANCIAL CORP
filed 2018-08-14
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 10, 2018 was 24,438,823.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a commercial finance company, organized as a Delaware corporation, that includes Medallion Bank, our primary operating subsidiary. Effective April 2, 2018, following authorization by our shareholders, we withdrew our previous election to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. Prior to such time, we were a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act.

As a result of this change in status, commencing with the three months ended June 30, 2018:

•	we consolidate the results of Medallion Bank and our other subsidiaries in our financial statements, which, as an investment company, we were previously precluded from doing; and

•

with the consolidation of Medallion Bank, given its significance to our overall financial results, we now report as a bank holding company for accounting purposes under Article 9 and Guide 3 of Regulation S-X (but we are not a bank holding company for regulatory purposes).

In accordance with FASB Accounting Standards Codification (ASC) Topic 946 – Financial Services – Investment Company, we are making this change to our financial reporting prospectively, and not restating or revising periods prior to our change in status to a non-investment company effective April 2, 2018. Accordingly, in this report we refer to both accounting in accordance with US generally accepted accounting principles (GAAP) applicable to bank holding companies (Bank Holding Company Accounting), which applies commencing April 2, 2018, and to that applicable to investment companies under the 1940 Act (Investment Company Accounting), which applies to prior periods.

In order to maintain its status as a non-investment company, the Company operates so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to continue to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. The Company is required to monitor its continued compliance with this exception, which it met for the second quarter of 2018.

We are a commercial finance company that historically has had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through Medallion Bank, a wholly-owned subsidiary of ours, which originates consumer loans for the purchase of recreational vehicles, boats, and trailers and to finance small-scale home improvements. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17% (20% if there had been no loan sales during 2016 and 2017). In January 2017, we announced our plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under management were $1,561,000,000 as of June 30, 2018, and were $1,593,000,000 and $1,606,000,000 as of December 31, 2017 and June 30, 2017, and have grown at a compound annual growth rate of 10% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $263,060,000 or $14.66 per share.

We conduct our business through various wholly-owned subsidiaries including:

•	Medallion Bank, or the Bank, an FDIC-insured industrial bank that originates consumer loans, raises deposits and conducts other banking activity;

•	Medallion Funding LLC, or Medallion Funding, a Small Business Investment Company, or SBIC, our primary taxicab medallion lending company;

•	Medallion Capital, Inc., or Medallion Capital, an SBIC which conducts a mezzanine financing business;

•	Freshstart Venture Capital Corp., or Freshstart, an SBIC which originates and services taxicab medallion and commercial loans; and

•	Medallion Servicing Corp., or MSC, which provides loan services to the Bank.

Our other consolidated subsidiaries are comprised of Medallion Fine Art, Inc., Medallion Taxi Media, Inc., CDI-LP Holdings, Inc., and Medallion Motorsports, LLC, the managing member of RPAC Racing LLC, or RPAC. In addition, we make both marketable and nonmarketable equity investments, primarily as a function of our mezzanine lending business.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended June 30, 2018.

Our consolidated balance sheet as of June 30, 2018, and the related consolidated statements of operations, consolidated statements of other comprehensive loss, consolidated statement of stockholders equity, and cash flows for the quarter then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the quarter ended June 30, 2018 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands, except share and per share data)	UNAUDITED June 30, 2018	December 31, 2017
Assets
Cash	$10,344	$12,690
Federal funds sold	25,237	—
Equity investments	10,773	—
Equity investments, at fair value	—	5,213
Equity investments in affiliated entities, at fair value	—	4,308
Investment securities	44,717	—
Investments in Medallion Bank and other controlled subsidiaries, at fair value	—	302,147
Loans	1,150,123	—
Medallion loans, at fair value	—	208,279
Commercial loans, at fair value	—	53,737
Commercial loans to affiliated entities, at fair value	—	999
Commercial loans to controlled subsidiaries, at fair value	—	35,452
Allowance for losses	(21,425)	—

Net loans receivable	1,128,698	—

Net investments	—	610,135

Accrued interest receivable	7,360	547
Property and equipment, net	1,128	235
Loan collateral in process of foreclosure	60,052	—
Goodwill and intangible assets	211,123	—
Deferred tax assets and other tax receivables, net	3,460	—
Investments other than securities	—	7,450
Other assets	31,637	4,465

Total assets	$1,534,529	$635,522

Liabilities
Accounts payable and accrued expenses	$—	$4,373
Accrued interest payable	4,246	3,831
Deposits	896,402	—
Short-term borrowings	179,692	—
Deferred tax liabilities and other tax payables	—	12,536
Other liabilities	19,025	—
Long-term debt	150,248	—
Funds borrowed	—	327,623

Total liabilities	1,249,613	348,363

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 27,390,066 shares at June 30, 2018 and 27,294,327 shares at December 31, 2017 issued)	274	273
Additional paid in capital	274,012	273,716
Treasury stock (2,951,243 shares at June 30, 2018 and December 31, 2017)	(24,919)	(24,919)
Accumulated undistributed net investment loss	—	(65,592)
Net unrealized appreciation on investments, net of tax	—	103,681
Accumulated other comprehensive loss	(255)	—
Retained earnings	8,568	—

Total stockholders’ equity	257,680	287,159

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands, except share and per share data)	UNAUDITED June 30, 2018	December 31, 2017
Non-controlling interest in consolidated subsidiaries	27,236	—

Total equity	284,916	287,159

Total liabilities and equity	$1,534,529	$635,522

Number of shares outstanding	24,438,823	24,438,084
Book value per share/net asset value per share	$10.54	$11.80

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Bank Holding Company Accounting	Investment Company Accounting	Combined	Investment Company Accounting
(Dollars in thousands, except per share data)	For the Three Months Ended June 30, 2018	For the Three Months Ended March 31, 2018	For the Six Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Interest and fees on loans	$32,026	$—	$32,026	$—	$—
Interest income on investments	—	3,287	3,287	2,915	6,385
Dividend income from controlled subsidiaries	—	28	28	—	—
Interest income from affiliated investments	—	654	654	765	1,392
Interest income from controlled subsidiaries	—	10	10	44	126
Medallion lease income	30	40	70	52	119
Interest and dividends on investment securities	588	14	602	—	—
Dividends and interest income on short-term investments	—	—	—	11	15

Total interest income(1)/total investment income(1)	32,644	4,033	36,677	3,787	8,037

Interest on deposits	4,200	—	4,200	—	—
Interest on short-term borrowings	1,859	—	1,859	—	—
Interest on long-term debt	1,866	—	1,866	—	—
Interest expense	—	3,551	3,551	3,408	6,742

Total interest expense(2)	7,925	3,551	11,476	3,408	6,742

Net interest income/net investment income	24,719	482	25,201	379	1,295

Provision for loan losses	30,576	—	30,576	—	—

Net interest loss after provision for loan losses	(5,857)	482	(5,375)	379	1,295

Other income (loss)
Sponsorship and race winnings	5,228	—	5,228	—	—
Impairment of equity investments	(474)	—	(474)	—	—
Writedown of loan collateral in process of foreclosure	(96)	—	(96)	—	—
Other income	220	60	280	12	14

Total other income	4,878	60	4,938	12	14

Other expenses
Salaries and employee benefits	5,639	2,349	7,988	2,097	2,861
Race team related expenses	2,540	—	2,540	—	—
Professional fees	2,246	723	2,969	616	1,308
Loan servicing fees	1,128	—	1,128	—	—
Collection costs	837	—	837	—	—
Travel, meals and entertainment	603	206	809	220	415
Rent expense	591	243	834	262	527
Regulatory fees	582	—	582	—	—
Amortization of intangible assets	361	—	361	—	—
Other expenses(3)	2,399	587	2,986	487	796

Total other expenses	16,926	4,108	21,034	3,682	5,907

Loss before income taxes/net investment loss before taxes(4)	(17,905)	(3,566)	(21,471)	(3,291)	(4,598)

Income tax benefit	4,021	336	4,357	1,998	2,870

Net loss after taxes/net investment loss after taxes	(13,884)	(3,230)	(17,114)	(1,293)	(1,728)

Net realized gains (losses) on investments(5)	—	(34,745)	(34,745)	1,996	2,841

	Bank Holding Company Accounting	Investment Company Accounting	Combined	Investment Company Accounting
(Dollars in thousands, except per share data)	For the Three Months Ended June 30, 2018	For the Three Months Ended March 31, 2018	For the Six Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Income tax benefit	—	8,426	8,426	—	—

Total net realized gains (losses) on investments	—	(26,319)	(26,319)	1,996	2,841

Net change in unrealized appreciation on Medallion bank and other controlled subsidiaries	—	29,115	29,115	930	9,054
Net change in unrealized depreciation on investments other than securities	—	(1,915)	(1,915)	—	—
Net change in unrealized depreciation on investments	—	(4,403)	(4,403)	(11,450)	(19,973)
Income tax (provision) benefit	—	(8,122)	(8,122)	5,020	6,120

Net unrealized appreciation (depreciation) on investments	—	14,675	14,675	(5,500)	(4,799)

Net realized/unrealized losses on investments	—	(11,644)	(11,644)	(3,504)	(1,958)

Net loss after taxes/net decrease on net assets resulting from operations	(13,884)	(14,874)	(28,758)	(4,797)	(3,686)

Less: income attributable to the noncontrolling interest	763	—	763	—	—

Total net income (loss) attributable to Medallion Financial Corp./net decrease on net assets resulting from operations	$(14,647)	$(14,874)	$(29,521)	$(4,797)	$(3,686)

Basic and diluted net loss per share	$(0.60)	$(0.62)	$(1.22)	$(0.20)	$(0.15)

Distributions declared per share	$—	$—	$—	$—	$—

Weighted average common shares outstanding
Basic and diluted	24,230,815	24,154,879	24,193,057	23,925,567	23,909,344

(1)	Included in interest and investment income is $487 and $978 of paid in kind interest for the three and six months ended June 30, 2018 and $502 and $990 for the comparable 2017 periods.
(2)

Average borrowings outstanding were $1,197,450 and $1,201,386, and the related average borrowing costs were 2.65% and 1.93% for the three and six months ended June 30, 2018, and were $335,010 and $338,459 and 4.08% and 4.02% for the comparable 2017 periods.

(3)	See Note 11 for the components of other operating expenses.
(4)

Includes $256 of net revenues received from Medallion Bank for the three months ended March 31, 2018 and $230 and $457 for the three and six months ended June 30, 2017, primarily for expense reimbursements. See Notes 6 and 13 for additional information.

(5)	There were no net losses on investment securities of affiliated issuers for the three months ended March 31, 2018 and June 30, 2017 and for the six months ended June 30, 2017.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	Bank Holding Company Accounting	Investment Company Accounting	Combined	Investment Company Accounting
(Dollars in thousands)	For the Three Months Ended June 30, 2018	For the Three Months Ended March 31, 2018	For the Six Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Net loss after taxes/net decrease on net assets resulting from operations	$(13,884)	$(14,874)	$(28,758)	$(4,797)	$(3,686)
Other comprehensive loss, net of tax	(255)	—	(255)	—	—

Total comprehensive loss	(14,139)	(14,874)	(29,013)	(4,797)	(3,686)

Less: comprehensive income attributable to the noncontrolling interest	763	—	763	—	—

Total comprehensive loss attributable to Medallion Financial Corp.	($14,902)	(14,874)	($29,776)	($4,797)	($3,686)

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY AND CHANGES IN NET ASSETS

(UNAUDITED)

	Bank Holding & Investment Company Accounting						Investment Company Accounting			Bank Holding Company Accounting			Bank Holding & Investment Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Accumulated undistributed net investment loss	Accumulated undistributed net realized gains on investments	Net unrealized appreciation on investments, net of tax	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	27,294,327	$273	$—	$273,716	(2,951,243)	( $24,919)	( $65,592)	—	$103,681	—	$—	$287,159	$—	$287,159
Net decrease in net assets resulting from operations	—	—	—	—	—	—	(38,299)	—	23,425	—	—	(14,874)	—	(14,874)
Stock based compensation expense	—	1	—	151	—	—	—	—	—	—	—	152	—	152
Issuance of restricted stock, net	95,726	—	—	—	—	—	—		—	—	—	—	—

Balance at March 31, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	($103,891)	—	127,106	$—	—	272,437	—	272,437
Adoption of Bank Holding Company Accounting	—	—	—	—	—	—	103,891	—	(127,106)	23,215	—	—	—	—

Balance at April 2, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	—	—	—	23,215	—	272,437	27,065	299,502
Net loss	—	—	—	—	—	—	—	—	—	(14,647)	—	(14,647)	763	(13,884)
Distributions on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock based compensation	—		—	145	—	—	—	—	—	—	—	145	—	145
Issuance of restricted stock, net	13	—	—	—	—	—	—		—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	—	—	—	—	(255)	(255)	—	(255)

Total	27,390,066	$274	—	$274,012	(2,951,243)	($24,919)	—	—	—	$8,568	($255)	$257,680	$27,236	$284,916

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Investment Company Accounting
(Dollars in thousands, except per share data)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net investment loss after income taxes	$(1,293)	$(1,728)
Net realized gains on investments, net of tax	1,996	2,841
Net unrealized depreciation on investments, net of tax	(5,500)	(4,799)

Net decrease in net assets resulting from operations	(4,797)	(3,686)

Investment income, net	—	—
Return of capital	—	—
Realized gains from investment transactions, net	—	—

Distributions to shareholders (1)	—	—

Stock-based compensation expense	201	329
Exercise of stock options	—	—

Capital share transactions	201	329

Total decrease in net assets	(4,596)	(3,357)
Net assets at the beginning of the period	287,335	286,096

Net assets at the end of the period(2)	$282,739	$282,739

Capital share activity
Common stock issued, beginning of period	27,076,016	26,976,064
Exercise of stock options	—	—
Issuance of restricted stock, net	151,275	251,227

Common stock issued, end of period	27,227,291	27,227,291

Treasury stock, beginning of period	(2,951,243)	(2,951,243)
Treasury stock acquired	—	—

Treasury stock, end of period	(2,951,243)	(2,951,243)

Common stock outstanding	24,276,048	24,276,048

(1)	Distributions declared were $0.00 and $0.00 per share for the three and six months ended June 30, 2017.
(2)	Includes $0 of undistributed net investment income, $0 of undistributed net realized gains on investments, and $375 of capital loss carryforwards at June 30, 2017.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Bank Holding Company Accounting	Investment Company Accounting	Combined	Investment Company Accounting
(Dollars in thousands)	For the Three Months Ended June 30, 2018	For the Three Months Ended March 31, 2018	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,884)	$(14,874)	$(28,758)	$(3,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	30,576	—	30,576	—
Loans originated	—	(8,193)	(8,193)	(8,993)
Proceeds from principal receipts, sales, and maturities of loans	—	13,279	13,279	28,918
Paid-in-kind interest	(487)	(491)	(978)	—
Depreciation and amortization	1,037	246	1,283	276
(Increase) decrease/ increase (decrease) in deferred and other tax asset/ liabilities, net	(654)	3,858	3,204	(7,645)
Amortization of origination fees, net	1,032	13	1,045	38
Net change in loan collateral in process of foreclosure	2,967	—	2,967	—
Capital returned by Medallion Bank and other controlled subsidiaries, net	—	93	93	595
Net realized losses on sale of investments	96	—	96	—
Net change in unrealized depreciation on investments	592	4,403	4,995	19,973
Net change in unrealized depreciation on investment other than securities	—	1,915	1,915	—
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	(29,115)	(29,115)	(9,054)
Net realized (gains) losses on investments	—	34,745	34,745	(2,841)
Stock-based compensation expense	145	152	297	329
Decrease in accrued interest receivable	—	130	130	14
Increase in other liabilities	2,779	—	2,779	—
(Increase) decrease in other assets	(4,899)	54	(4,845)	263
Decrease in accounts payable and accrued expenses	—	(675)	(675)	(1,211)
Increase (decrease) in accrued interest payable	—	(249)	(249)	284

Net cash provided by operating activities	19,300	5,291	24,591	17,260
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(135,205)	—	(135,205)	—
Proceeds from principal receipts, sales, and maturities of loans	64,631	—	64,631	—
Purchases of investments	(4,940)	—	(4,940)	—
Proceeds from principal receipts, sales, and maturities of investments	732	—	732	—

Net cash (used for) investing activities	(74,782)	—	(74,782)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	173,737	—	173,737	—
Repayments of time deposits and funds borrowed	(130,861)	(6,961)	(137,822)	(15,957)
Purchase of federal funds	8,000	—	8,000	—
Repayments of federal funds	—	—	—	—
Distributions to noncontrolling interests	(592)	—	(592)	—
Payments of declared distributions	—	(64)	(64)	(139)

Net cash provided by (used for) financing activities	50,284	(7,025)	43,259	(16,096)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (1)	(5,198)	(1,734)	(6,932)	1,164
Cash and cash equivalents, beginning of period(1)	40,779	12,690	42,513	20,962

Cash and cash equivalents, end of period (2)	$35,581	$10,956	$35,581	$22,126

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$6,461	$3,577	$10,038	$6,231
Cash paid during the period for income taxes	42	—	42	48

(1)

Included in the beginning balance for the three and six months ended June 30, 2018 was $29,923 of cash, cash equivalents, and federal funds sold as a result of the consolidation of previously unconsolidated subsidiaries and excludes $100 of cash held by the Company on deposit with Medallion Bank.

(2)	Includes federal funds sold for the three months ended June 30, 2018.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a commercial finance company organized as a Delaware corporation that reports as a bank holding company (but is not a bank holding company for regulatory purposes). The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, a Federal Deposit Insurance Corporation (FDIC) insured industrial bank, that originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. Medallion Bank was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by Medallion Bank’s affiliates that have extensive prior experience in these asset groups. Subsequent to its formation, Medallion Bank began originating consumer loans to finance the purchases of RVs, boats, and other related items, and to finance small scale home improvements. The Company also conducts business through Medallion Funding LLC (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans.

The Company also conducts business through its subsidiaries, Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated by the Small Business Administration (SBA). MCI and FSVC are financed in part by the SBA.

The Company has a controlling ownership stake in Medallion Motorsports, LLC., the primary owner of RPAC Racing, LLC (RPAC), a professional car racing team that competes in the Monster Energy NASCAR Cup Series, which is also consolidated with the Company.

The Company formed a wholly-owned subsidiary, Medallion Servicing Corporation (MSC), to provide loan services to Medallion Bank. The Company has assigned all of its loan servicing rights for Medallion Bank, which consists of servicing taxi medallion loans originated by Medallion Bank, to MSC, which bills and collects the related service fee income from Medallion Bank, and is allocated and charged by the Company for MSC’s share of these servicing costs.

MFC established a wholly-owned subsidiary, Taxi Medallion Loan Trust III (Trust III), for the purpose of owning medallion loans originated by MFC or others. Trust III is a separate legal and corporate entity with its own creditors who, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $72,462,000 at June 30, 2018, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC. As of June 30, 2018, Trust III had a deficit of $26,590,000, as a result of losses taken on the medallion loans in Trust III. This amount exceeded our maximum exposure to Trust III, which is solely due to a limited guarantee by MFC of $6,065,000, by $20,525,000. Due to technical consolidation accounting rules, we are required to record these losses, even though we are under no obligation to cover them financially. The Company is exploring alternative approaches to this investment to allow for full or partial recovery of these amounts as well as to not incur additional losses in this entity going forward. There can be no assurance that the Company will be able to do so.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,143,000 at June 30, 2018, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a net realizable value of $5,535,000 on the Company’s consolidated balance sheet at June 30, 2018 compared to fair value of $7,450,000 and $9,510,000 at December 31, 2017 and June 30, 2017.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change to Bank Holding Company Accounting

As described above, effective April 2, 2018, the Company withdrew its previous election to be regulated as a BDC under the 1940 Act. Prior to such time, the Company was a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act. Accordingly, commencing with the three months ended June 30, 2018, the Company (which now consolidates the results of Medallion Bank and its other subsidiaries) reports in accordance with Bank Holding Company Accounting; periods prior to such change in status are reported in accordance with Investment Company Accounting. Significant accounting policies that differ between such periods are described in more detail below.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US (GAAP) requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions change, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of loans and other receivables, investments other than securities, loans held for sale, and investments, among other effects.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and controlled subsidiaries commencing with the three months ended June 30, 2018. All significant intercompany transactions, balances, and profits (losses) have been eliminated in consolidation. Prior to the Company’s election to withdraw from being regulated as a BDC under the 1940 Act effective April 2, 2018, Medallion Bank and various other Company subsidiaries were not consolidated with the Company prior to the three months ended June 30, 2018, and as such see Note 6 for the presentation of financial information for Medallion Bank and other controlled subsidiaries for such prior periods.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits.

Fair Value of Assets and Liabilities

The Company follows FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, (FASB ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 14 and 15 to the consolidated financial statements.

Equity Investments

Equity investments of $10,773,000 at June 30, 2018, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost and are evaluated for impairment periodically. Prior to April 2, 2018, equity investments were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in the equity investments were non-marketable securities of $9,521,000 at December 31, 2017.

Investment Securities (Bank Holding Company Accounting)

The Company follows FASB ASC Topic 320, Investments–Debt and Equity Securities (ASC 320), which requires that all applicable investments in equity securities with readily determinable fair values, and debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $212,000, and $21,000 was amortized to interest income for the three months ended June 30, 2018. Medallion Bank, a previously unconsolidated subsidiary under Investment Company Accounting for the period, had net premium on investment securities of $265,000, and $20,000 and $40,000 was amortized to interest income for the three and six months ended June 30, 2017. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Other Investment Valuation (Investment Company Accounting)

Prior to April 2, 2018, under the 1940 Act, the Company’s investment in Medallion Bank, as a wholly owned portfolio investment, was subject to quarterly assessments of fair value. The Company conducted a thorough valuation analysis, and also received an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on at least an annual basis. The Company’s analysis included factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in the first quarter of 2018. Refer to Note 6 for additional details.

At December 31, 2017, there were non-marketable securities of $302,147,000 related to portfolio investments in controlled subsidiaries that were not consolidated with the Company. Because of the inherent uncertainty of valuations, the Board of Directors’ estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. Effective April 2, 2018, the existing loan balances were recharged at fair value in connection with the change in reporting, and balances, net of reserves, became the fair value opening balances.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2018 and December 31, 2017, net loan origination costs were $13,696,000 and $90,000 ($11,187,000 when combined with Medallion Bank). Net amortization to income for the three months ended June 30, 2018 and 2017 was $1,040,000 and $18,000 ($852,000 when combined with Medallion Bank), and was $1,053,000 ($1,918,000 when combined with Medallion Bank) and $38,000 ($1,701,000 when combined with Medallion Bank) for the comparable six month periods.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged off accounts are recorded as a recovery. Total loans more than 90 days past due were $15,161,000 at June 30, 2018, or 1.32% of the total loan portfolio, compared to $60,450,000, or 18.9% at December 31, 2017.

Loan collateral in process of foreclosure primarily includes taxicab medallion loans that have reached 120 days past due and have been charged down to their net realizable value, in addition to consumer repossessed collateral in the process of being sold. The taxicab medallion loan component reflects that the collection activities on the loans have transitions from working with the borrower to the liquidation of the collateral securing the loans.

The Company had $126,052,000 and $183,529,000 of net loans pledged as collateral under borrowing arrangements at June 30, 2018 and December 31, 2017.

The Company accounted for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $26,583,000 at June 30, 2018 and $338,867,000 at December 31, 2017, which included $311,988,000 of loans serviced for Medallion Bank. The Company had evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability existed as of June 30, 2018 and December 31, 2017. The Company assigned its servicing rights to the Medallion Bank portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from Medallion Bank by MSC.

Allowance for Loan Losses (Bank Holding Company Accounting)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at, and for medallion loans, non performing loans are valued at the median sales price over the most recent quarter. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result, reserves are recorded above the calculated amounts as an additional buffer against future losses. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

Unrealized Appreciation (Depreciation) and Realized Gains (Losses) on Investments (Investment Company Accounting)

Prior to April 2, 2018, under Investment Company Accounting, the Company’s loans, net of participations and any unearned discount, were considered investment securities under the 1940 Act and recorded at fair value. As part of the fair value methodology, loans were valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market existed for these loans, the fair value was determined in good faith by the Board of Directors. In determining the fair value, the Board of Directors considered factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, cash flows of the borrower, market conditions for loans (e.g. values used by other lenders and any active bid/ask market), historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Investments other than securities, which represent collateral received from defaulted borrowers, were valued similarly.

Under Investment Company Accounting, the Company recognized unrealized appreciation (depreciation) on investments as the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on investments was $139,700,000, and $110,374,000 as of December 31, 2017 and June 30, 2017. Refer to Note 5 for additional details.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new Bank Holding Company reporting, and was subject to a purchase price accounting allocation process conducted by an independent third party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to impairment testing on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. See below for detailed information on the fair value allocation as of April 2, 2018.

(in thousands)	Fair Value as of March 31, 2018		Allocation as of April 2, 2018
Medallion Bank
Assets
Net loans (1)	$		$890,000
Other assets			130,393

Liabilities
Funds borrowed and other liabilities			(853,650)

Total fair value excluding goodwill and intangibles			166,743
Goodwill			150,803
Intangibles			28,900

Total fair value (2)		$346,446	$346,446

(1)	Includes $12,387 of premiums associated with the loan portfolio.
(2)	Includes $26,303 of preferred stock held by the US Treasury. See Note 17 for details.

(in thousands)	Fair Value as of March 31, 2018		Allocation as of April 2, 2018
RPAC Racing LLC
Assets
Cash	$		$1,647
Net fixed assets			774
Race cars and parts, net			203
Race cars held for sale			916
Other assets			1,902
Liabilities
Deferred revenue			(6,531)
Notes payable (1)			(27,220)
Other liabilities			(2,275)

Total fair value excluding goodwill and intangibles			(30,584)
Intangibles			31,779

Total fair value(2)		$1,195	$1,195

(1)	Includes $20,177 due to the Company and its affiliates as of March 31, 2018.
(2)	Fair value as of March 31, 2018 represents the Company’s investment in RPAC Racing LLC series D units.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $135,000 and $24,000 for the quarters ended June 30, 2018 and 2017, and was $158,000 and $49,000 for the comparable six months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $541,000 and $240,000 ($591,000 had Medallion Bank been consolidated) for the quarters ended June 30, 2018 and 2017, and was $764,000 and $468,000 ($1,164,000 had Medallion Bank been consolidated) for the comparable six months, recorded as interest expense. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts are amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for these purposes was $5,012,000, $3,070,000 ($5,011,000 had Medallion Bank been consolidated), and $3,567,000 ($5,623,000 had Medallion Bank been consolidated) as of June 30, 2018, December 31, 2017 and June 30, 2017.

Income Taxes

Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating losses, capital losses, and any tax credit carryforwards. A valuation allowance is provided against a deferred tax asset when it is more likely than not that some or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance for deferred tax assets is needed. Items considered in determining our valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods, and the expected timing of the reversal of temporary differences. Under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The Company recognizes tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. The Company records income tax related interest and penalties, if applicable, within current income tax expense.

Earnings (Loss) Per Share (EPS)

Basic earnings (loss) per share are computed by dividing net income (loss)/net increase (decrease) in net assets resulting from operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, or if restricted stock vests, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and restricted stock. The Company uses the treasury stock method to calculate diluted EPS, which is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants, including unvested compensation expense related to the shares, in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period.

The table below shows the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Net loss/ net decrease in net assets resulting from operations available to common shareholders	($14,647)	($4,797)	($29,521)	($3,686)

Weighted average common shares outstanding applicable to basic EPS	24,230,815	23,925,567	24,193,057	23,909,344
Effect of dilutive stock options	—	—	—	—
Effect of restricted stock grants	—	—	—	—

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,230,815	23,925,567	24,193,057	23,909,344

Basic loss per share	($0.60)	($0.20)	($1.22)	($0.15)
Diluted loss per share	(0.60)	(0.20)	(1.22)	(0.15)

Potentially dilutive common shares excluded from the above calculations aggregated 100,000 and 682,000 shares as of June 30, 2018 and 2017.

Stock Compensation

The Company follows FASB ASC Topic 718 (ASC 718), “Compensation – Stock Compensation”, for its equity incentive, stock option and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected in net income (loss)/net increase (decrease) in net assets resulting from operations for any new grants using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock are reflected in net income (loss)/net increase in net assets resulting from operations for any new grants using the grant date fair value of the shares granted, expensed over the vesting period of the underlying stock.

During the six months ended June 30, 2018 and 2017, the Company issued 98,164 and 258,232 of restricted shares of stock-based compensation awards, and 24,000 and 12,000 shares of other stock-based compensation awards, and recognized $145,000 and $296,000, or $0.01 per share for the 2018 second quarter and six months, and $200,000 and $329,000, or $0.01 and $0.01 per share in the comparable 2017 periods, of non-cash stock-based compensation expense related to the grants. As of June 30, 2018, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $533,000, which is expected to be recognized over the next 12 quarters (see Note 9).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $30,000,000 of notional value of principal from various multinational banks, with termination dates ranging to December 2018. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 for the three and six months ended June 30, 2018 and $19,000 and $19,000 for the comparable 2017 periods, and all are carried at $0 on the balance sheet at June 30, 2018.

Regulatory Capital

Medallion Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the bank regulators about components, risk weightings, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As of June 30, 2018, the Bank’s Tier 1 leverage capital ratio was 14.95%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-capitalized	June 30, 2018	December 31, 2017
Common equity tier 1 capital	—	—	$127,258	$137,494
Tier 1 capital	—	—	153,561	163,797
Total capital	—	—	167,344	176,876
Average assets	—	—	1,027,419	1,127,087
Risk-weighted assets	—	—	1,045,884	995,145
Leverage ratio (1)	4.0%	5.0%	14.9%	14.5%
Common equity tier 1 capital ratio (2)	4.5	6.5	12.2	13.8
Tier 1 capital ratio (3)	6.0	8.0	14.7	16.5
Total capital ratio (3)	8.0	10.0	16.0	17.8

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In addition, the Bank is subject to a Common Equity Tier 1 capital conservation buffer on top of the minimum risk-based capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% each subsequent January 1 until January 1, 2019. Including the buffer, by January 1, 2019, the Bank will be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0%, a Tier 1 risk-based capital ratio of greater than 8.5% and a total risk-based capital ratio of greater than 10.5%

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial condition.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating under GAAP. ASU 2016-02 applies to all entities and is effective for fiscal years beginning after December 15, 2018 for public entities. The Company has assessed the impact the update will have on its financial condition and does not believe this update will have a material impact on its financial condition.

(3) INVESTMENT SECURITIES (Bank Holding Company Accounting)

Fixed maturity securities available for sale at June 30, 2018 consisted of the following:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$35,924	$14	$(1,025)	$34,913
State and municipalities	10,128	3	(327)	9,804

Total	$46,052	$17	$(1,352)	$44,717

The amortized cost and estimated market value of investment securities as of June 30, 2018 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3	$3
Due after one year through five years	7,802	7,597
Due after five years through ten years	14,272	13,830
Due after ten years	23,975	23,287

Total	$46,052	$44,717

Information pertaining to securities with gross unrealized losses at June 30, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(523)	$20,798	$(502)	$11,975
State and municipalities	(164)	6,121	(163)	3,506

Total	$(687)	$26,919	$(665)	$15,481

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

As of December 31, 2017, under Investment Company Accounting, investment securities made up 0% of the net investments.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES (Bank Holding Company Accounting)

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at June 30, 2018 under Bank Holding Company Accounting.

(Dollars in thousands)
Recreation	$597,348
Home improvement	195,876
Commercial	80,105
Medallion	276,794

Total gross loans	1,150,123
Allowance for loan losses	(21,425)

Total net loans	$1,128,698

The following table sets forth the activity in the allowance for loan losses for the three months ended June 30, 2018 under Bank Holding Company Accounting.

(Dollars in thousands)
Allowance for loan losses—beginning balance (1)	$—
Charge-offs:
Recreation	(4,646)
Home improvement	(561)
Commercial	—
Medallion	(6,280)

Total charge-offs	(11,487)

Recoveries
Recreation	1,899
Home improvement	239
Commercial	4
Medallion	194

Total recoveries	2,336

Net charge-offs	(9,151)
Provision for loan losses (2)	30,576

Allowance for loan losses—ending balance	$21,425

(1)

Beginning balance reflects the transition to Bank Holding Company Accounting by netting previously established unrealized depreciation against the gross loan balances resulting in a starting point of zero for this table.

(2)

Includes $6,663 of unallocated allowance for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, and to conform our methodology to that of Medallion Bank.

The following table sets forth the composition of the allowance for loan losses by type as of June 30, 2018:

	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$1,963	9%	0.33%
Home Improvement	555	3	0.28
Commercial	175	1	0.22
Medallion	18,732	87	6.77

Total	$21,425	100%	1.86%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The decline reflects the chargeoffs of certain loans and their movement to loan collateral in process of foreclosure. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands)	June 30, 2018	December 31, 2017 (1)	June 30, 2017 (2)
Total nonaccrual loans	$47,904	$98,494	$122,042
Interest foregone quarter to date	770	823	2,248
Amount of foregone interest applied to principal in the quarter	400	52	679
Interest foregone life to date	8,281	12,485	14,934
Amount of foregone interest applied to principal life to date	3,748	3,495	9,711
Percentage of nonaccrual loans to gross loan portfolio	4%	31%	34%

(1)	Does not include Medallion Bank: nonaccrual loans of $32,668, $1,487 of interest income foregone and $1,221 of foregone interest paid and applied to principal.
(2)	Does not include Medallion Bank: nonaccrual loans of $43,246, $1,379 of interest income foregone and $1,065 of foregone interest paid and applied to principal.

The following presents our performance status of loans as of June 30, 2018 under Bank Holding Company Accounting.

(Dollars in thousands)	Performing	Non- Performing	Total
Recreation	$593,177	$4,171	$597,348
Home improvement	195,759	117	195,876
Commercial	72,664	7,441	80,105
Medallion	238,965	37,829	276,794

Total	$1,100,565	$49,558	$1,150,123

For those loans aged 31-90 days, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following table provides additional information on attributes of the nonperforming loan portfolio as of June 30, 2018 under Bank Holding Company Accounting.

	June 30, 2018			Three Months Ended June 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment Recorded	Interest Income Recognized
With no allowance recorded
Recreation	$—	$—	$—	$—	$—
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Medallion	—	—		—	—

Total with no allowance	$—	$—	$—	$—	$—

	June 30, 2018			Three Months Ended June 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$4,171	$4,171	$145	$5,577	$125
Home improvement	117	117	2	116	—
Commercial	7,441	7,441	175	8,256	70
Medallion	37,829	37,829	12,069	55,213	114

Total with allowance	$49,558	$49,558	$12,391	$69,162	$309

Total nonperforming loans	$49,558	$49,558	$12,391	$69,162	$309

The following table provides additional information on attributes of the nonperforming loan portfolio as of December 31, 2017 and June 30, 2017.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
December 31, 2017
Medallion(3)	$79,871	$82,612	$128,671
Commercial (3)	18,623	20,491	18,792
June 30, 2017
Medallion(3)	$112,327	$114,351	$124,084
Commercial(3)	9,714	17,403	9,904

(1)	As of December 31, 2017 and June 30, 2017, $20,851, and $43,486 of unrealized depreciation was recorded as a valuation allowance on these loans.
(2)	Interest income of $608 and $1,283 was recognized on loans for the three and six months ended June 30, 2017.
(3)

Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $4,609 and $9,712 as of December 31, 2017 and June 30, 2017, which is included in the nonaccrual disclosures on page 24.

The following tables show the aging of all loans as of June 30, 2018 and December 31, 2017:

Bank Holding Company Accounting	Days Past Due						Recorded Investment > 90 Days and Accruing
June 30, 2018 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total (1)
Recreation	$12,981	$3,242	$2,402	$18,625	$554,995	$573,620	$—
Home improvement	391	173	115	679	200,882	201,561	—
Commercial	492	—	215	707	79,398	80,105	—
Medallion	8,517	10,429	12,429	31,375	236,808	268,183	506

Total	$22,381	$13,844	$15,161	$51,386	$1,072,083	$1,123,469	$506

(1)	Excludes loan premiums of $12,378 resulting from purchase price accounting and $14,267 of capitalized loan origination costs.

Investment Company Accounting	Days Past Due						Recorded Investment > 90 Days and Accruing
December 31, 2017 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total
Medallion loans	$16,049	$12,387	$59,701	$88,137	$140,279	$228,416	$265

Commercial loans
Secured mezzanine	—	—	—	—	88,334	88,334	—

Investment Company Accounting	Days Past Due						Recorded Investment > 90 Days and Accruing
December 31, 2017 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total (1)
Other secured commercial	—	—	749	749	1,728	2,477	—

Total commercial loans	—	—	749	749	90,062	90,811	—

Total	$16,049	$12,387	$60,450	$88,886	$230,341	$319,227	$265

The following table shows the troubled debt restructurings which the Company entered into during the three and six months ended June 30, 2018.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	7	$2,695	$2,695

During the twelve months ended June 30, 2018, five loans modified as troubled debt restructurings were in default and had an investment value of $904,000 as of June 30, 2018.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended June 30, 2017.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	12	$8,249	$8,175

The following table shows troubled debt restructurings which the Company entered into during the six months ended June 30, 2017.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	47	$31,911	$31,837

Commercial loans	2	6,547	6,547

Total	49	$38,458	$38,384

During the twelve months ended June 30, 2017, ten loans modified as troubled debt restructurings were in default and had an investment value of $3,503,000 as of June 30, 2017, net of $2,456,000 of unrealized depreciation.

(5) UNREALIZED APPRECIATION (DEPRECIATION) AND REALIZED GAINS (LOSSES) ON INVESTMENTS (Investment Company Accounting)

The following table sets forth the pre-tax change in the Company’s unrealized appreciation (depreciation) on investments under Investment Company Accounting for the three months ended March 31, 2018 and the three and six months ended June 30, 2017.

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

The table below summarizes pre-tax components of unrealized and realized gains and losses in the investment portfolio for the three months ended March 31, 2018 and the three and six months ended June 30, 2017 under Investment Company Accounting.

	Three Months Ended
(Dollars in thousands)	March 31, 2018	June 30, 2017	Six Months Ended June 30, 2017
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($998)	$235	$1,493
Unrealized depreciation	(38,152)	(12,659)	(21,661)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	29,115	930	9,054
Realized gains	—	—	(2,090)
Realized losses	34,747	974	2,285
Net unrealized losses on investments other than securities and other assets	(1,915)	—	—

Total	$22,797	$(10,520)	$(10,919)

Net realized gains (losses) on investments
Realized gains	$—	$1	$2,091
Realized losses	(34,747)	(974)	(2,285)
Other gains	—	2,958	3,002
Direct recoveries	2	11	33
Realized gains on investments other than securities and other assets	—	—	—

Total	($34,745)	$1,996	$2,841

(6) MEDALLION BANK

The following note is included for informational purposes as it relates to the prior periods when the Company reported under Investment Company Accounting and as such, was not able to consolidate Medallion Bank’s results.

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three and six months ended June 30, 2017.

(Dollars in thousands)	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Statement of comprehensive income
Investment income	$26,660	$52,989
Interest expense	3,186	6,293

Net interest income	23,474	46,696
Noninterest income	37	72
Operating expenses	6,650	12,700

Net investment income before income taxes	16,861	34,068
Income tax (provision)	(1,638)	(4,095)

Net investment income after income taxes	15,223	29,973
Net realized/unrealized losses of Medallion Bank	(13,306)	(23,728)

Net increase in net assets resulting from operations of Medallion Bank	1,917	6,245
Unrealized depreciation on Medallion Bank (1)	(592)	(620)
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	(395)	3,429

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$930	$9,054

(1)

Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury, and the fair value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheet and the net investment in other controlled subsidiaries as of December 31, 2017.

(Dollars in thousands)	December 31, 2017
Loans	$864,819
Investment securities, at fair value	43,478

Net investments	908,297
Cash	110,233
Other assets, net	58,827

Total assets	$1,077,357

Other liabilities	$3,836
Due to affiliates	1,055
Deposits and other borrowings, including accrued interest payable	908,236

Total liabilities	913,127
Medallion Bank equity (2)	164,230

Total liabilities and equity	$1,077,357

Investment in other controlled subsidiaries	$11,449
Total investment in Medallion Bank and other controlled subsidiaries (3)	$302,147

(1)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(2)	Includes $152,267 of unrealized appreciation on Medallion Bank, in excess of Medallion Bank’s book value as of December 31, 2017.

(7) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending June 30,						Bank Holding Company Accounting June 30,	Investment Company Accounting December 31,	Interest
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	2018	2017	Rate (1)
Deposits	$330,290	$255,172	$128,143	$142,250	$40,547	$—	$896,402	$—	1.91%
DZ loan	96,925	—	—	—	—	—	96,925	99,984	3.75%
SBA debentures and borrowings	3,716	25,881	8,500	—	5,000	35,000	78,097	79,564	3.39%
Notes payable to banks	70,551	2,164	—	—	—	—	72,715	81,450	4.19%
Retail notes	—	—	33,625	—	—	—	33,625	33,625	9.00%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	4.44%
Other borrowings	8,500	7,078	—	—	—	—	15,578	—	2.26%

Total	$509,982	$290,295	$170,268	$142,250	$45,547	$68,000	$1,226,342	$327,623	2.59%

(1)	Weighted average contractual rate as of June 30, 2018.

(A) DEPOSITS

Deposits are raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. All time deposits are in denominations of less than $250,000 and have been originated through certificates of deposit broker relationships. The table presents time deposits of $100,000 or more by their maturity:

(Dollars in thousands)	June 30, 2018
Three months or less	$109,148
Over three months to six months	65,750
Over six months through one year	155,392
Over one year	566,112

Total deposits	$896,402

(B) DZ LOAN

In December 2008, Trust III entered into a loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ loan), which was extended in December 2013 until December 2016, and which has been further extended several times and currently terminates in December 2018. The line was reduced to $150,000,000, and was further reduced in stages to $125,000,000 on July 1, 2016, and remains as an amortizing facility, with $96,925,000 outstanding at June 30, 2018. During 2017 and 2018, the DZ loan was amended several times, for the most part to improve Trust III’s flexibility under the credit facility. Also, see Note 7(H) below.

Borrowings under Trust III’s DZ loan are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ loan includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 2.09% at June 30, 2018) plus 1.65%.

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756 (the SBA Loan). In connection with the SBA Loan, FSVC executed a Note (the SBA Note), with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum, required a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018 (which was paid), and requires a minimum of $10,000,000 of principal and interest to be paid on or before February 1, 2019, and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations and warranties and covenants defaults. As of June 30, 2018, $169,985,000 of commitments had been fully utilized, there were $5,500,000 of commitments available, and $78,097,000 was outstanding, including $29,597,000 under the SBA Note.

(D) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years, as well as other non-bank lenders. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of June 30, 2018.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at June 30, 2018	Monthly Payment	Average Interest Rate at June 30, 2018	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	7/18 - 8/19	Term loans and demand notes secured by pledged loans (2)	$51,217	$51,217	Interest(3)	4.54%	Various (2)
Medallion Chicago	3/28	11/11 - 12/11	10/16 - 6/19	Term loans secured by owned Chicago medallions (4)	25,708	21,498	$181 principal & interest	3.34%	N/A

					$76,925	$72,715

(1)	At June 30, 2018, 30 day LIBOR was 2.09%, 360 day LIBOR was 2.76%, and the prime rate was 5.00%.
(2)

One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, one note has a fixed interest rate of 3.75%, one note has an interest rate of LIBOR plus 3.75%, and the other interest rates on these borrowings are LIBOR plus 2%.

(3)	Various agreements call for remittance of all principal received on pledged loans subject to minimum monthly payments ranging from $0 to $75.
(4)	$12,708 guaranteed by the Company.

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

(F) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (2.34% at June 30, 2018) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At June 30, 2018, $33,000,000 was outstanding on the preferred securities.

(G) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty (refer to Note 13 for more details). At December 31, 2017, the total outstanding on these notes was $7,007,894 at a 2.00% annual interest rate compounded monthly and due March 31, 2020. As of June 30, 2018, $7,078,000 was outstanding on these notes. Additionally, RPAC has a short term promissory note to Travis Burt, an unrelated party, for $500,000 due on December 31, 2018.

In June 2018, the Company issued federal funds of $8,000,000 at a 2.50% interest rate that was repaid in July 2018.

(H) COVENANT COMPLIANCE

Certain of the Company’s debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth. The Company was not in compliance with a financial covenant in the DZ loan agreement as of June 30, 2018. The Company is currently in the process of working with DZ Bank to amend such covenant in the DZ loan agreement. Historically the Company has received approvals for similar amendments. While there can be no assurance that it will be received, the Company has received preliminary indication from DZ Bank that it will obtain approval for such an amendment. Except as previously set forth, the Company is in compliance with such restrictions as of June 30, 2018.

(8) INCOME TAXES

The Company is subject to federal and applicable state corporate income taxes on its taxable ordinary income and capital gains. As a corporation taxed under Subchapter C, the Company is able, and intends, to file a consolidated federal income tax return with corporate subsidiaries, in which it holds 80 percent or more of the outstanding equity interest measured by both vote and fair value.

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Bank Holding Company Accounting June 30, 2018	Investment Company Accounting December 31, 2017
Goodwill and other intangibles/unrealized gain on investments in Medallion Bank	($46,089)	($35,297)
Provision for loan losses/unrealized losses on loans and nonaccrual interest	31,152	10,071
Net operating loss carryforwards (1)	2,133	615
Unrealized gains on investments in other controlled subsidiaries	—	(3,617)
Unrealized gains on investments other than securities	—	(1,395)
Accrued expenses, compensation, and other	1,218	782
Unrealized gains on investments and other assets	(3,958)	(542)

Total deferred tax liability	(15,544)	(29,383)
Valuation allowance	(108)	(39)

Deferred tax liability, net	(15,652)	(29,422)
Taxes receivable	19,112	16,886

Net deferred and other tax assets (liabilities)	$3,460	($12,536)

(1)	As of June 30, 2018, the Company had $11,148 of net operating loss carryforwards that expire at various dates between December 31, 2026 and December 31, 2035.

The components of our tax benefit for the three and six months ended June 30, 2018 and 2017 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Current
Federal	$418	$780	$6,313	$1,549
State	58	185	1,240	363

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Deferred
Federal	2,919	4,785	(972)	5,666
State	626	1,268	(1,920)	1,412

Net benefit for income taxes	$4,021	$7,018	$4,661	$8,990

The following table presents a reconciliation of statutory federal income tax benefit to consolidated actual income tax benefit reported in net income/net increase in net assets for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Statutory Federal Income tax benefit at 21% (35% in 2017)	$3,971	$4,135	$7,229	$4,437
State and local income taxes, net of federal income tax benefit	598	652	1,101	699
Appreciation of Medallion Bank	—	537	(1,974)	2,061
Utilization of carry forwards	(663)	1,338	(663)	2,256
Change in effective state income tax rate	—	—	(1,358)	—
Other	115	356	326	(463)

Total income tax benefit	$4,021	$7,018	$4,661	$8,990

On December 22, 2017, the US Government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduced the Company’s corporate statutory income tax rate from 35% to 21%, but eliminated or increased certain permanent differences.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company has determined the valuation allowance as of June 30, 2018.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah tax filings of the Company for the tax years 2014 through the present are the more significant filings that are open for examination. Currently the Company and the Bank are undergoing various state exams covering the years 2009 to 2011 and 2013 to 2016.

(9) STOCK OPTIONS AND RESTRICTED STOCK

The Company has a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and the Company’s shareholders on June 16, 2006, provided for the issuance of a maximum of 800,000 shares of common stock of the Company. No additional shares are available for issuance under the 2006 Stock Option Plan. The 2006 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. The term and vesting periods of the options are determined by the Compensation Committee, provided that the maximum term of an option may not exceed a period of ten years.

The Company’s Board of Directors approved the 2018 Equity Incentive Plan (2018 Plan), which was approved by the Company’s shareholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees, including options, restricted stock, stock appreciation rights, etc. A total of 1,494,558 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,470,558 remained issuable as of June 30, 2018. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015, which was approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock are issuable under the 2015 Restricted Stock Plan, and 236,224 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan (2015 Director Plan) on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock are issuable under the 2015 Director Plan, and 258,334 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company will grant options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options may not exceed ten years.

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

Additional shares are only available for future issuance under the 2018 Plan. At June 30, 2018, 129,666 options on the Company’s common stock were outstanding under the 2006 Stock Option Plan, and 2015 Director Plan, of which 76,000 options were exercisable, and there were 208,008 unvested shares of the Company’s common stock outstanding under the 2015 Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumption categories are used to determine the value of any option grants.

	Six Months Ended June 30,
	2018	2017
Risk free interest rate	2.82%	1.84%
Expected dividend yield	4.86	7.39
Expected life of option in years (1)	6.00	6.00
Expected volatility (2)	30.00	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2018 quarters and the 2017 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2016	345,518	$7.10-13.84	$9.67
Granted	29,666	2.14-2.61	2.35
Cancelled	(54,558)	10.76-11.21	10.94
Exercised (1)	—	—	—

Outstanding at December 31, 2017	320,626	2.14-13.84	8.78

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	—	—	—

Outstanding at March 31, 2018	320,626	2.14-13.84	8.78
Granted	24,000	5.58	5.58
Cancelled	(214,960)	9.22-9.24	9.22
Exercised (1)	—	—	—

Outstanding at June 30, 2018 (2)	129,666	$2.14-13.84	$7.45
Options exercisable at June 30, 2018 (2)	76,000	$2.22-13.84	$9.78

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and $0 for the 2018 and 2017 second quarter and six months.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2018 and the related exercise price of the underlying options, was $93,000 for outstanding options and $13,000 for exercisable options as of June 30, 2018. The remaining contractual life was 7.17 years for outstanding options and 5.59 years for exercisable options at June 30, 2018.

The following table presents the activity for the restricted stock programs for the 2018 quarters and the 2017 full year.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2016	167,703	$3.95-13.46	$8.88
Granted	327,251	2.06-3.93	2.48
Cancelled	(8,988)	2.14-10.08	3.07
Vested (1)	(77,384)	9.08-13.46	11.09

Outstanding at December 31, 2017	408,582	2.06-10.38	3.45
Granted	97,952	4.39	4.39
Cancelled	(2,226)	3.93-9.08	5.86
Vested (1)	(296,313)	2.06-10.38	3.24

Outstanding at March 31, 2018	207,995	2.06-7.98	4.16
Granted	212	3.93	3.93
Cancelled	(199)	3.93	3.93
Vested (1)	—	—	—

Outstanding at June 30, 2018 (2)	208,008	$2.06-13.84	$7.45

(1)	The aggregate fair value of the restricted stock vested was $0 and $1,209,000 for the three and six months ended June 30, 2018, and was $15,000 and $151,000 for the comparable 2017 periods.
(2)	The aggregate fair value of the restricted stock was $1,140,000 as of June 30, 2018. The remaining vesting period was 1.75 years at June 30, 2018.

The following table presents the activity for the unvested options outstanding under the plans for the quarter ended June 30, 2018.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017 and March 31, 2018	46,666	$2.14-9.38	$4.52
Granted	24,000	5.58	5.58
Cancelled	—	—	—
Vested	(17,000)	2.22-9.38	7.16

Outstanding at June 30, 2018	53,666	$2.14-7.10	$4.16

The intrinsic value of the options vested was $14,000 for the three and six months ended June 30, 2018.

(10) SEGMENT REPORTING (Bank Holding Company Accounting)

Under Bank Holding Company Accounting, the Company has six business segments, which include four lending and two non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

Prior to April 2, 2018, the Company had one business segment, its lending and investing operations. This segment originated and serviced medallion, secured commercial and consumer loans, and invested in both marketable and nonmarketable securities.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states, with the highest concentrations in Texas, California, and Florida, at 17%, 11%, and 11% of loans outstanding and no other states over 10%. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in pools, solar panels, and roofing, at 38%, 15%, 11% of total loans outstanding, and no other product lines over 10%. The commercial lending segment focuses on enterprise wide industries, including manufacturing, retail trade, information, recreation and various other industries, in which 47% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of the taxicab medallions, taxicabs, and related assets, of which 88% were in New York City as of June 30, 2018.

In addition, our non-operating segments include RPAC which is a race car team and our corporate and other segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements.

The following table presents segment data at June 30, 2018 and for the three months then ended.

	Consumer Lending		Commercial Lending	Medallion Lending	RPAC	Corp. and Other	Consolidated
(dollars in thousands)	Recreation	Home Improvement
Total interest income	$22,132	$4,637	$2,322	$3,189	$—	$364	$32,644
Total interest expense	2,136	739	655	3,373	41	981	7,925

Net interest income (loss)	19,996	3,898	1,667	(184)	(41)	(617)	24,719
Provision for loan losses	4,710	877	175	24,814	—	—	30,576

Net interest income after loss provision	15,286	3,021	1,492	(24,998)	(41)	(617)	(5,857)
Sponsorship and race winning	—	—	—	—	5,228	—	5,228
Race team related expenses	—	—	—	—	(2,540)	—	(2,540)
Other income (expense)	(5,520)	(1,685)	(1,110)	(2,811)	(2,237)	(1,373)	(14,736)

Net income before taxes	9,766	1,336	382	(27,809)	410	(1,990)	(17,905)
Income tax benefit (provision)	(2,162)	(296)	(85)	6,157	(43)	450	4,021

Net Income (loss) after tax	$7,604	$1,040	$297	($21,652)	$367	($1,540)	($13,884)

Balance Sheet Data
Total loans net	$595,385	$195,321	$79,930	$258,062	$—	$—	$1,128,698
Total assets	599,960	206,298	109,261	386,225	37,861	194,924	1,534,529
Total funds borrowed	456,955	159,913	68,224	402,955	7,578	130,717	1,226,342

Selected Financial Ratios
Return on assets	5.32%	2.13%	1.05%	(21.69%)	3.89%	(2.99%)	(4.53%)
Return on equity	23.33	9.74	2.53	NM	22.38	(8.15)	(22.00)
Interest yield	15.62	10.02	10.54	4.43	N/A	N/A	11.23
Net interest margin	14.12	8.43	7.57	(0.26)	N/A	N/A	8.57
Reserve coverage	0.33	0.28	0.22	6.77	N/A	N/A	1.86
Delinquency ratio	0.40	0.06	0.27	4.49	N/A	N/A	1.32
Charge off ratio	0.82	0.30	0.00	2.18	N/A	N/A	3.19

(11) OTHER OPERATING EXPENSES (Investment Company Accounting)

The major components of other operating expenses were as follows:

(dollars in thousands)	For the Three Months Ended March 31, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Directors’ fees	$89	$114	$129
Miscellaneous taxes	120	69	87
Computer expenses	74	65	125
Depreciation and amortization	23	24	49
Other expenses	281	215	406

Total other operating expenses	$587	$487	$796

(12) SELECTED FINANCIAL RATIOS AND OTHER DATA (Investment Company Accounting)

The following table provides selected financial ratios and other data for the three months ended March 31, 2018 and June 30, 2017 and the six months ended June 30, 2017 under Investment Company Accounting.

	Three Months Ended,		Six Months Ended,
(Dollars in thousands, except per share data)	March 31, 2018	June 30, 2017	June 30, 2017
Net share data
Net asset value at the beginning of the period	$11.80	$11.91	$11.91
Net investment loss	(0.15)	(0.14)	(0.19)
Income tax benefit	0.03	0.29	0.37
Net realized gains (losses) on investments	(1.44)	0.08	0.12
Net change in unrealized appreciation (depreciation) on investments	0.94	(0.43)	(0.45)

Net decrease in net assets resulting from operations	(0.62)	(0.20)	(0.15)
Issuance of common stock	(0.03)	(0.06)	(0.11)
Repurchase of common stock	—	—	—
Net investment income	—	—	—
Return of capital	—	—	—
Net realized gains on investments	—	—	—

Total distributions	—	—	—
Other	—	—	—

Total decrease in net asset value	(0.65)	(0.26)	(0.26)

Net asset value at the end of the period (1)	$11.15	$11.65	$11.65

Per share market value at beginning of period	$3.53	$1.98	$3.02

	Three Months Ended,		Six Months Ended,
(Dollars in thousands, except per share data)	March 31, 2018	June 30, 2017	June 30, 2017
Per share market value at end of period	4.65	2.39	2.39
Total return (2)	129%	83%	(42%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$272,437	$282,739	$282,739
Average net assets	$284,021	$287,153	$286,123
Total expense ratio (3) (4)	10.02%	0.10%	2.58%
Operating expenses to average net assets (4)	5.87	5.14	4.16
Net investment loss after income taxes to average net assets (4)	(4.61%)	(1.81%)	(1.22%)

(1)	Includes $0 and $0 of undistributed net investment income per share and $0 and $0 of undistributed net realized gains per share as of March 31, 2018 and June 30, 2017.
(2)

Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)

MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,290 and $1,295, and operating expenses of $1,150 and $925, which formerly were the Company’s were now MSC’s for the three months ended March 31, 2018 and June 30, 2017 and were $2,608 of servicing fee income, and $2,092 of operating expenses for the six months ended June 30, 2017. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 11.75%, 6.88%, and 7.51% in the March 31, 2018 quarter, 1.66%, 6.44%, and (1.56%) in the June 30, 2017 quarter, and 4.25%, 5.64%, and (1.22%) in the six months ended June 30, 2017.

(13) RELATED PARTY TRANSACTIONS

Certain directors, officers and shareholders of the Company are also directors and officers of its main consolidated subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as other subsidiaries. Officer salaries are set by the Board of Directors of the Company.

Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s equity investments. Mr. Rudnick receives a salary from LAX of $172,000 per year, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

The Company’s consolidated subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which they make an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Petty of $7,078,000 that earns interest at an annual rate of 2% as of June 30, 2018.

The Company and MSC serviced $311,988,000 and $318,961,000 of loans for Medallion Bank at December 31, 2017 and June 30, 2017. Under Investment Company Accounting, included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company had assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned entity that had been unconsolidated under Investment Company Accounting. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, in the three months ended March 31, 2018 and the three and six months ended June 30, 2017, $1,290,000, $1,295,000 and $2,608,000 of servicing fee income were earned by MSC.

The following table summarizes the net revenues received from Medallion Bank not eliminated under Investment Company Accounting.

	Three Months Ended,		Six Months Ended, June 30, 2017
(Dollars in thousands)	March 31, 2018	June 30, 2017
Reimbursement of operating expenses	$250	$227	$454
Loan origination and servicing fees	6	3	3

Total other income	$256	$230	$457

The Company had a loan to Medallion Fine Art, Inc. in the amount of $999,000 as of December 31, 2017, which was repaid in full during the 2018 first quarter. The loan bore interest at a rate of 12%, all of which was paid in kind. During 2017, the Company advanced $0, and was repaid $2,015,000 with respect to this loan. Additionally, the Company recognized $10,000 of interest income not eliminated for the three and six months ended June 30, 2018, and $44,000 and $126,000 in the three and six months ended June 30, 2017 with respect to this loan.

The Company and MCI have loans to RPAC, an affiliate of Medallion Motorsports LLC, which totaled $16,472,000 as of December 31, 2017 and under Investment Company Accounting had not been eliminated, and which were placed on nonaccrual during 2017. These loans have been eliminated in consolidation for the three months ended as of June 30, 2018. The loans bear interest at 2%, inclusive of cash and paid in kind interest. The Company and MCI recognized $0 of interest income for the three months ended March 31, 2018, and $118,000 and $208,000 for the three and six months ended June 30, 2017 with respect to these loans.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(a) Cash—Book value equals market value.

(b) Equity securities—The Company’s equity securities are recorded at cost less impairment, which approximated fair value.

(c) Investment securities—The Company’s investments are recorded at the estimated fair value of such investments.

(d) Loans receivable—The Company’s loans are recorded at book value which approximated fair value.

(e) Floating rate borrowings—Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2018 and December 31, 2017, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	Bank Holding Company Accounting June 30, 2018		Investment Company Accounting December 31, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and federal funds sold (1)	$35,581	$35,581	$12,690	$12,690
Equity investments	10,773	10,773	—	—
Investment securities	44,717	44,717	—	—
Loans receivable	1,128,698	1,128,698	—	—
Investments	—	—	610,135	610,135
Accrued interest receivable (2)	7,360	7,360	547	547
Financial liabilities
Funds borrowed (3)	1,226,342	1,226,694	327,623	330,084
Accrued interest payable	4,246	4,246	3,831	3,831

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.
(3)	As of June 30, 2018 and December 31, 2017, publicly traded retail notes traded at a premium to par of $352 and $2,461.

(15) FAIR VALUE OF ASSETS AND LIABILITIES

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

A review of fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category as of the beginning of the quarter in which the reclassifications occur. The following paragraphs describe the sensitivity of the various level 3 valuations to the factors that are relevant in their valuation analysis under both Bank Holding Company Accounting (applicable as of June 30, 2018 and for the quarter then ended) and Investment Company Accounting (applicable to prior periods).

Bank Holding Company Accounting

Commencing with the quarter ended June 30, 2018, equity investments are recorded at cost and are evaluated for impairment periodically.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2018.

Bank Holding Company Accounting (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,773	$10,773
Available for sale investment securities(1)	—	44,717	—	44,717

Total	$—	$44,717	$10,773	$55,490

(1)	Total unrealized losses of $255, net of tax, was included in accumulated other comprehensive income (loss) for the three months ended June 30, 2018 related to these assets.

Investment Company Accounting

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

The investment in Medallion Bank was subject to a thorough valuation analysis as described previously, and on at least an annual basis, the Company also received an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determined whether any factors gave rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments In the 2015 second quarter, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,489,000 was recorded in 2017 and $39,826,000 was recorded in 2018.

Investments in controlled subsidiaries, other than Medallion Bank, equity investments, and investments other than securities were valued similarly, while also considering available current market data, including relevant and applicable market trading and transaction comparables, the nature and realizable value of any collateral, applicable interest rates and market yields, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, and borrower financial analysis, among other factors. As a result of this valuation process, the Company used the actual results of operations of the controlled subsidiaries as the best estimate of changes in fair value, in most cases, and records the results as a component of unrealized appreciation (depreciation) on investments. For the balance of controlled subsidiary investments, equity investments, and investments other than securities positions, the result of the analysis resulted in changes to the value of the position if there is clear evidence that its value has either decreased or increased in light of the specific facts considered for each investment. The valuation is highly sensitive to changes in the assumptions used. To the extent that any assumption in the analysis changes significantly from one period to another, that change could result in a significantly lower or higher fair market value measurement. For example, if an investee’s valuation was determined primarily on the cash flow generated from their business, then if that cash flow deteriorated significantly from a prior period valuation, that could have a material impact on the valuation in the current period.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2017.

Investment Company Accounting (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Medallion loans	$—	$—	$208,279	$208,279
Commercial loans	—	—	90,188	90,188
Investments in Medallion Bank and other controlled subsidiaries	—	—	302,147	302,147
Equity investments	—	—	9,521	9,521
Investments other than securities	—	—	7,450	7,450
Other assets	—	—	339	339

Included in level 3 investments as of December 31, 2017 is primarily the investment in Medallion Bank, as well as other consolidated subsidiaries such as MSC, and other investments detailed in the consolidated summary schedule of investments following these footnotes. Included in level 3 equity investments are unregistered shares of common stock in a publicly-held company, as well as certain private equity positions in non-marketable securities.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarter ended June 30, 2018, under Bank Holding Company Accounting, and for the quarters ended March 31, 2018 and June 30, 2017 and the six months ended June 30, 2017 under Investment Company Accounting.

(Dollars in thousands)	Equity Investments
March 31, 2018	$9,458
Gains (losses) included in earnings	(374)
Purchases, investments, and issuances	529
Sales, maturities, settlements, and distributions	(217)
Transfers in (1)	1,377

June 30, 2018	$10,773

Amounts related to held assets(2)	($374)

(1)	Represents the removal of RPAC Racing investments eliminated in consolidation as well as the transfer of LAX from controlled subsidiaries during the 2018 second quarter.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2018.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subsidiaries	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2017	$208,279	$90,188	$302,147	$9,521	$7,450	$339
Gains (losses) included in earnings	(38,190)	(8)	29,143	(993)	(1,915)	—
Purchases, investments, and issuances	7	7,252	462	935	—	—
Sales, maturities, settlements, and distributions	(8,941)	(3,812)	(583)	(5)	—	—
Transfers in (out)	—	—	—	—	—	—

March 31, 2018	$161,155	$93,620	$331,169	$9,458	$5,535	$339

Amounts related to held assets(1)	($38,190)	($10)	$29,143	($993)	($1,915)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2018.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subsidiaries	Equity Investments	Investments Other Than Securities	Other Assets
March 31, 2017	$250,976	$73,748	$300,886	$9,640	$9,510	$354
Gains (losses) included in earnings	(12,452)	(109)	930	2,894	—	—
Purchases, investments, and issuances	320	7,720	402	856	—	—
Sales, maturities, settlements, and distributions	(5,429)	(3,267)	(399)	(3,074)	—	—

June 30, 2017	$233,415	$78,092	$301,819	$10,316	$9,510	$354

Amounts related to held assets(1)	($12,426)	($118)	$930	$120	$—	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2017.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2016	$266,816	$83,634	$293,360	$8,407	$9,510	$354
Gains (losses) included in earnings	(21,147)	(403)	9,054	4,155	—	—
Purchases, investments, and issuances	320	7,816	402	856	—	—
Sales, maturities, settlements, and distributions	(12,574)	(12,955)	(997)	(3,102)	—	—

June 30, 2017	$233,415	$78,092	$301,819	$10,316	$9,510	$354

Amounts related to held assets(1)	($21,095)	($450)	$9,054	$1,381	$—	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2017.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2018.

2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$49,558	$49,558
Loan collateral in process of foreclosure			60,052	60,052
Other receivables			5,500	5,500

Total	$—	$—	$115,110	$115,110

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2018 were as follows under Bank Holding Company Accounting.

(Dollars in thousands)	Fair Value at 6/30/18	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity Investments	6,306	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	2,556	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Precedent arm’s length offer	Business enterprise value	$6,018 – $7,218
			Business enterprise value/revenue multiples	0.94x – 4.42x
	1,455	Precedent market transaction	Offering price	$8.73 / share
	456	Investee book value	Valuation indicated by investee filings	N/A

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2017 were as follows under Investment Company Accounting.

(Dollars in thousands)	Fair Value at 12/31/17	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$208,279	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 420% (131%)
Commercial Loans – Mezzanine and Other	90,188	Borrower financial analysis	Financial condition and operating performance of	N/A
			the borrower Portfolio yields	2% -19.00% (12.02%)
Investment in Medallion Bank	290,548	Precedent M&A transactions	Price / book value multiples	2.1x to 2.5x
			Price / earnings multiples	8.7x to 10.6x
		Discounted cash flow	Discount rate	17.50%
			Terminal value	$470,964 to $623,007
Investment in Other Controlled Subsidiaries	4,623	Investee financial analysis	Financial condition and operating performance	N/A
			Enterprise value	$37,500 - $41,500
			Equity value	$2,000 - $5,000
	3,878	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/ offer to purchase asset	N/A
	3,001	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
			Third party offer to purchase investment	N/A
	97	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
Equity Investments	5,417	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	2,193	Investee financial analysis	Equity value	$2,000 - $5,000
			Preferred equity yield	12%
	1,455	Precedent market transaction	Offering price	$8.73/share
	456	Investee book value	Valuation indicated by investee filings	N/A

Investments Other Than Securities	7,450	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	339	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(16) INVESTMENTS OTHER THAN SECURITIES (Investment Company Accounting)

The following table presents the Company’s investments other than securities as of December 31, 2017 under Investment Company Accounting.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 12/31/17
City of Chicago Taxicab Medallions	154	(1)	$8,411	$7,238	(2)
City of Chicago Taxicab Medallions (handicap accessible)	5	(1)	278	212	(3)

Total Investments Other Than Securities			$8,689	$7,450

(1)	Investment is not readily marketable, is considered income producing, is not subject to option, and is a non-qualifying asset under Investment Company Accounting.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $5,846, $0, and $5,846 as of December 31, 2017. The aggregate cost for Federal income tax purposes was $1,392 at December 31, 2017.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for Federal income tax purposes was $172, $0, and $172 as of December 31, 2017. The aggregate cost for Federal income tax purposes was $40 at December 31, 2017.

(17) SMALL BUSINESS LENDING FUND PROGRAM (SBLF) AND TROUBLED ASSETS RELIEF PROGRAM (TARP)

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

(18) SUBSEQUENT EVENTS

On August 3, 2018, a credit facility with a maturity date of July 31, 2018 was extended until November 30, 2018.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

Investment Company Accounting

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

Investment Company Accounting

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

Investment Company Accounting

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

Investment Company Accounting

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
(4)

Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $220,597, $21,306 and $199,291, respectively. The tax cost of investments was $410,844.

(5)	For revolving lines of credit the amount shown is the cost at December 31, 2017.
*	Less than 1.0%
**

Not an eligible portfolio company as such term is defined in Section 2(a)(46) of the 1940 Act. The percentage value of all non-eligible portfolio companies to total assets of Medallion Financial on an unconsolidated basis was up to 59% and up to 48% on a consolidated basis. Under the 1940 Act, we were not allowed to acquire any non-qualifying assets, unless at the time such acquisition is made, qualifying assets, which include securities of eligible portfolio companies, represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. We monitor the status of these assets on an ongoing basis.

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

Medallion Financial Corp.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFIILIATES

As of and for the year ended December 31, 2017 under Investment Company Accounting

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss)	Amount of dividends or interest (1)	Value as of 12/31/17
Medallion Bank – common stock	1,000,000 shares—100% of common stock	$10,193	$0	$290,548
Medallion Motorsports, LLC – membership interest (2)	75% of membership interest	(2,357)	1,201	4,623
Medallion Fine Art, Inc. – common stock (3)	1,000 shares—100% of common stock	231	0	3,878
LAX Group LLC – membership interest	45% of membership interest	870	0	3,001
Medallion Servicing Corp. – common stock	1,000 shares—100% of common stock	546	0	97
Medallion Taxi Media, Inc. – common stock	1,000 shares—100% of common stock	0	77	0

Total investments in Medallion Bank and other controlled subsidiaries		9,483	1,278	302,147

RPAC Racing LLC (2)	100% of Series D units	0	0	2,193
Stride Tool Holdings LLC (4) – membership interest	7.14% of membership interest	0	0	500
Northern Technologies LLC – membership interest (5)	8.3% of membership interest	0	0	408
ADSCO Holdco LLC – membership interest (6)	7.7% of Class A Series A-2 LLC units	0	0	400
SWDP Acquisition Co LLC (7)	10% of membership interest	0	0	400
Appliance Recycling Centers of America Inc. – common stock	0% of common stock	0	0	0
Filter Holdings INC. (8)	7.14% of common & preferred stock	0	0	207
Third Century JRT, Inc. (9)	13% of common stock	0	0	200

Total equity investments in affiliates		$0	$0	$4,308

(1)	Investments with an amount of $0 are considered non-income producing.
(2)

The Company and a controlled subsidiary of the Company have 4 loans due from RPAC Racing LLC, an affiliate of Medallion Motorsports, LLC, in the amount of $16,472 as of December 31, 2017, and on which $56 of interest income was earned during the year ended December 31, 2017 as the loans are on non-accrual status.

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

(8)	The Company has a loan due from Filter Holdings Inc. in the amount of $1,250 as of December 31, 2017, on which $117 of interest income was earned during the year ended December 31, 2017.
(9)

The Company has a loan due from JR Thompson Company LLC, an affiliate of Third Century JRT, Inc., in the amount of $1,156 as of December 31, 2017, on which $204 of interest income was earned during the year ended December 31, 2017.

The table below provides a summary of the changes in the investment in the respective issuers for the year ended December 31, 2017.

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

(3)	The Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, Inc. in the amount of $1,156 as of December 31, 2017, $469 of which was repaid during 2017.
(4)	The Company has a loan due from Northern Technologies LLC in the amount of $3,670 as of December 31, 2017, $137 of which was advanced during 2017.
(5)	The Company has a loan due from Stride Tool Holdings LLC in the amount of $4,217 as of December 31, 2017, $126 of which was advanced during 2017.
(6)	The Company has a loan due from ADSCO Holdco LLC in the amount of $3,687 as of December 31, 2017, $74 of which was advanced during 2017.
(7)	The Company has a loan due from Filter Holdings Inc. in the amount of $1,250 as of December 31, 2017, all of which was advanced during 2017.
(8)	The Company has a loan due from Innovative Metals, Inc., an affiliate of SWDP Acquisition Co LLC in the amount of $5,000 as of December 31, 2017, all of which was advanced during 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a specialty finance company that historically has had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through a wholly-owned subsidiary of ours, Medallion Bank, which originates consumer loans for the purchase of recreational vehicles, boats, and trailers, and to finance small-scale home improvements.

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17% (20% if there had been no loan sales during 2016 and 2017). We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance business. As a result of our change in strategy, as of June 30, 2018, our consumer loans represented 70% of our loan portfolio, with medallion loans representing 23% and commercial loans representing 7%. Total assets under management were $1,561,000,000 as of June 30, 2018, and were $1,593,000,000 and $1,606,000,000 as of December 31, 2017 and June 30, 2017, and have grown at a compound annual growth rate of 10% from $215,000,000 at the end of 1996.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, such as bank certificates of deposit issued to customers, revolving bank facilities, debentures issued to and guaranteed by the SBA, and bank term debt. Net interest income fluctuates with changes in the yield on our loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice on a different basis than our interest-bearing liabilities.

We also provide debt, mezzanine, and equity investment capital to companies in a variety of industries, consistent with our investment objectives. These investments may be venture capital style investments which may not be fully collateralized. Our investments are typically in the form of secured debt instruments with fixed interest rates accompanied by an equity stake or warrants to purchase an equity interest for a nominal exercise price (such warrants are included in equity investments on the consolidated balance sheets). Interest income is earned on the debt instruments.

On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act, and we withdrew such election effective April 2, 2018. At that point, we were no longer a BDC or subject to the provisions of the 1940 Act applicable to BDCs. Historically, the composition of the Company’s assets caused it to meet the definition of an “investment company,” and the Company made a corresponding election to be treated as a BDC. Now that the Company has de-elected BDC status, it operates so as to fall outside the definition of an “investment company” or within an applicable exception.

As a result of this change in status, commencing with the three months ended June 30, 2018:

•	we consolidate the results of Medallion Bank and our other subsidiaries in our financial statements, which, as an investment company, we were previously precluded from doing; and

•

with the consolidation of Medallion Bank, given its significance to our overall financial results, we now report as a bank holding company for accounting purposes under Article 9 and Guide 3 of Regulation S-X (but we are not a bank holding company for regulatory purposes).

As we are making this change to our financial reporting prospectively, in this report we refer to both accounting in accordance with US generally accepted accounting principles (GAAP) applicable to bank holding companies (Bank Holding Company Accounting), which applies commencing April 2, 2018, and to that applicable to investment companies under the 1940 Act (Investment Company Accounting), which applies to prior periods.

We are subject to taxation as a corporation under Subchapter C of the Internal Revenue Code, and therefore file a consolidated tax return for federal and state purposes with all of our operating entities. See Note 8 for more information.

Our wholly-owned subsidiary, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxicab medallion loans to Medallion Bank, which originated these loans that were serviced by MSC. However, at this time, Medallion Bank is not originating any new taxi medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, although it is less than one times Tier 1 capital as of June 30, 2018. MSC earns referral and servicing fees for these activities.

As of June 30, 2018, Trust III had a deficit of $26,590,000, as a result of the unrealized depreciation and losses taken on the medallion loans in Trust III. This amount exceeded our maximum exposure to Trust III, which is solely due to a limited guarantee by MFC of $6,065,000, by $20,525,000. Due to technical consolidation accounting rules, we are required to record these losses, even though we are under no obligation to cover them financially. We are exploring alternative approaches to this investment to allow for a full or partial recovery of these amounts as well as to not incur additional losses in this entity going forward. There can be no assurance that we will be able to do so.

Average Balances and Rates (Bank Holding Company Accounting)

The following table shows the Company’s consolidated average balance sheets and the interest income and expense and the relevant average interest earnings/costs assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for three months ended June 30, 2018.

	Three Months Ended June 30, 2018
(dollars in thousands)	Average Balance	Interest	Average Rate
Interest-earning assets:
Interest-earning cash and cash equivalents	$26,211	$95	1.47%
Investment securities	43,257	284	2.67
Loans:
Recreation	562,735	22,214	16.01
Home improvement	189,562	4,542	9.72
Commercial loans	80,130	2,778	14.06
Medallion loans	277,515	2,731	3.99

Total loans	1,109,942	32,265	11.79

Total interest-earning assets	$1,179,410	$32,644	11.23%

Non-interest-earning assets
Cash	$10,374
Equity investments	10,940
Loan collateral in process of foreclosure	60,614
Goodwill and intangible assets	211,394
Deferred tax asset	2,900
Other assets	35,249

Total non-interest-earning assets	331,471

Total assets	$1,510,881

Interest-bearing liabilities
Deposits	$871,483	$4,200	1.93%
DZ loan	97,660	884	3.63
SBA debentures and borrowings	78,136	752	3.86
Notes payable to banks	73,985	821	4.45
Retail notes	33,625	875	10.44
Preferred securities	33,000	353	4.29
Other borrowings	9,561	40	1.68

Total interest-bearing liabilities	$1,197,450	$7,925	2.65%

Non-interest-bearing liabilities
Other liabilities	$19,124
Total non-interest-bearing liabilities	19,124

Total liabilities	$1,216,574

Non controlling interest	27,211
Total stockholders’ equity	267,096

Total liabilities and stockholders equity	$1,510,881

Net interest income		$24,719

Net interest margin			8.57%

During the quarter, our net loans receivable had a yield of 11.79%, which was mainly driven by the recreation and commercial loans with yields of 16.01% and 14.06%. The recreation loans are mainly driven by the RV and marine business and led to a majority of our interest income. The debt, mainly the certificates of deposits, help in funding the business mainly on the consumer loans.

Rate/Volume Analysis (Bank Holding Company Accounting)

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates by calculating for the period indicated.

	Three Months Ended June 30, 2018
(dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	($8)	($33)	($41)
Investment securities	9	28	37
Loans
Recreation	929	(902)	27
Home improvement	205	237	442
Commercial	(5)	429	424
Medallion	(151)	(308)	(459)

Total loans receivable	$978	($544)	$434

Total interest-earning assets	$979	($549)	$430

Interest-bearing liabilities
Certificates of deposit	$79	$457	$536
DZ loan	(11)	84	73
SBA debentures and other borrowings	(5)	—	(5)
Notes payable to banks	(62)	66	4
Retail notes	—	(9)	(9)
Preferred securities	—	38	38
Other borrowings	9	(6)	3

Total interest-bearing liabilities	$10	$630	$640

Net	$969	($1,179)	($210)

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, short-term credit facilities with banks, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. Medallion Bank began issuing brokered bank certificates of deposit during 2004, which were at our lowest borrowing costs. Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies. In addition, we established a medallion lending relationship with DZ Bank in December 2008 that provided for growth in the portfolio at generally lower rates than under prior facilities.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 7 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following tables show the average borrowings and related borrowing costs for the three and six months ended June 30, 2018 and 2017. Our average balances decreased during the current quarter, reflecting the contraction in the investment portfolio, partly offset with increased average balances due to new consumer loans in the period. The increase in borrowing costs primarily reflected the repricing of term borrowings and increased deposit balances reflecting a lengthening of their maturity profile.

(Dollars in thousands)	Bank Holding Company Accounting			Combined
	Three Months Ended			Six Months Ended
	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2018
Deposits	$4,200	$871,483	1.93%	$4,200	$871,483	1.93%
DZ loan	884	97,660	3.63	1,686	98,318	3.46
SBA debentures and other borrowings	752	78,136	3.86	1,501	78,420	3.86
Notes payable to banks	821	73,985	4.45	1,634	76,979	4.28
Retail notes	875	33,625	10.44	1,750	33,625	10.50
Preferred securities	353	33,000	4.29	665	33,000	4.06
Other borrowings	40	9,561	1.68	40	9,561	1.68

Total borrowings	$7,925	$1,197,450	2.65	$11,476	$1,201,386	1.93

	Investment Company Accounting
	Three Months Ended			Six Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2017
DZ loan	$723	$103,602	2.80%	$1,374	$104,474	2.65%
Notes payable to banks	769	84,709	3.64	1,529	86,506	3.56
SBA debentures and other borrowings	767	80,074	3.84	1,556	80,854	3.88
Retail notes	876	33,625	10.45	1,753	33,625	10.51
Preferred securities	273	33,000	3.32	530	33,000	3.24

Total	$3,408	$335,010	4.08	$6,742	$338,459	4.02

Medallion Bank borrowings	$3,186	$868,325	1.47	$6,292	$891,452	1.42

Total managed borrowings	$6,594	$1,203,335	2.20	$13,034	$1,229,911	2.14

We will continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2018 and 2017, short-term adjustable rate debt constituted 14% and 59% (16% on a managed basis including borrowings of Medallion Bank) of total debt.

Provision and Allowance for Loan Loss (Bank Holding Company Accounting)

The below is based upon activity beginning on April 2, 2018. During the quarter ended June 30, 2018, the New York medallion value slightly decreased to a net realizable value of $181,000, from $183,500 at March 31, 2018. The provision also included $6,663,000 of unallocated allowance for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, and to conform our methodology to that of Medallion Bank.

(Dollars in thousands)
Allowance for loan losses – beginning balance	$—
Charge-offs:
Recreation	(4,646)
Home improvement	(561)
Commercial	—
Medallion	(6,280)

Total charge-offs	(11,487)

Recoveries
Recreation	1,899
Home improvement	239
Commercial	4
Medallion	194

Total recoveries	2,336

Net charge-offs	(9,151)

Provision for loan losses	30,576

Allowance for loan losses – ending balance	$21,425

The following table presents the allowance by segment as a percent of loans as of June 30, 2018 under Bank Holding Company Accounting.

(Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$1,963	9.16%	0.33%
Home Improvement	555	2.59	0.28
Commercial	175	0.82	0.22
Medallion	18,732	87.43	6.77

Total	$21,425	100%	1.86%

The following tables set forth the pre-tax changes in our unrealized appreciation (depreciation) on investments, for the three months ended March 31, 2018 and June 30, 2017, and the six months ended June 30, 2017 under Investment Company Accounting.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2017	($20,338)	($513)	$158,920	$3,121	($1,490)	$139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	37,797
Depreciation on investments	(38,170)	18	—	—	(1,915)	(40,067)

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	34,747	—	—	—	—	34,747

Balance March 31, 2018	($23,761)	($495)	$197,715	$2,123	$(3,405)	$172,177

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2016	($28,523)	($1,378)	$152,750	$3,934	$584	$127,367
Net change in unrealized
Appreciation on investments	—	—	3,751	1,261	—	5,012
Depreciation on investments	(8,670)	(332)	—	—	—	(9,002)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(2,093)	—	(2,093)
Losses on investments	825	—	—	486	—	1,311

Balance March 31, 2017	(36,368)	(1,710)	156,501	3,588	584	122,595
Net change in unrealized
Appreciation on investments	—	—	(771)	120	—	(651)
Depreciation on investments	(12,425)	(118)	—	—	—	(12,543)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	337	636	—	—	—	973
Other	—	—	—	—	—	—

Balance June 30, 2017	($48,456)	($1,192)	$155,730	$3,708	$584	$110,374

Under Investment Company Accounting, we generally followed a practice of discontinuing the accrual of interest income on our loans that are in arrears as to payments for a period of 90 days or more. We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances. A loan is considered to be delinquent if the borrower fails to make a payment on time; however, during the course of discussion on delinquent status, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. For loan modifications, the loan will only be returned to accrual status if all past due interest and principal payments are brought fully current. For credit that is collateral based, we evaluate the anticipated net residual value we would receive upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure. For credit that is cash flow-based, we assess our collateral position, and evaluate most of these relationships as ongoing businesses, expecting to locate and install a new operator to run the business and reduce the debt.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	Bank Holding Company Accounting		Investment Company Accounting
	June 30, 2018		March 31, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Recreation	$2,402	0.2%	N/A	N/A	N/A	N/A	N/A	N/A

Home improvement	115	0.0%	N/A	N/A	N/A	N/A	N/A	N/A

Secured mezzanine	—	0.0	$—	0.0%	$—	0.0%	$2,117	0.6%
Other secured commercial	—	0.0	730	0.3	749	0.2	618	0.2

Total commercial	215	0.0	730	0.3	749	0.2	2,735	0.8

Medallion	12,429	1.1	38,354	13.7%	59,701	18.7%	89,830	24.9%

Total loans 90 days or more past due	$15,161	1.3%	$39,084	14.0%	$60,450	18.9%	$92,565	25.6%

Total Medallion Bank loans (2)	$—	0.0	$17,710	1.9%	$16,115	1.8%	$24,841	2.5%

Total managed loans 90 days or more past due	$—	0.0	$56,794	4.7%	$76,565	6.2%	$117,406	8.7%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.
(2)	Includes medallion and consumer loans held at Medallion Bank.

The following table presents the credit-related information for the investment portfolios as of the dates shown under Investment Company Accounting.

(Dollars in thousands)	March 31, 2018	December 31, 2017	June 30, 2017
Total loans
Medallion loans	$161,155	$208,279	$233,415
Commercial loans	93,620	90,188	78,092

Total loans	254,775	298,467	311,507
Investments in Medallion Bank and other controlled subsidiaries	331,169	302,147	301,819
Equity investments (1)	9,458	9,521	10,316
Investment securities	—	—	—

Net investments	$595,402	$610,135	$623,642

Net investments in Medallion Bank and other controlled subsidiaries	$918,904	$908,297	$990,673
Managed net investments	$1,384,449	$1,380,054	$1,473,084

Unrealized appreciation (depreciation) on investments
Medallion loans	($23,761)	($20,338)	($48,456)
Commercial loans	(495)	(513)	(1,192)

Total loans	(24,256)	(20,851)	(49,648)
Investments in Medallion Bank and other controlled subsidiaries	197,715	158,920	155,730
Equity investments	2,123	3,121	3,708
Investment securities	—	—	—

Total unrealized appreciation on investments	$175,582	$141,190	$109,790

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($69,561)	($63,785)	($54,789)
Managed total unrealized appreciation (depreciation) on investments	$106,021	$77,405	$55,001

(Dollars in thousands)	March 31, 2018	December 31, 2017	June 30, 2017
Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(12.86%)	(8.90%)	(17.20%)
Commercial loans	(0.53)	(0.57)	(1.50)
Total loans	(8.70)	(6.53)	(13.75)
Investments in Medallion Bank and other controlled subsidiaries	148.15	110.96	106.60
Equity investments	28.95	48.77	59.10
Investment securities	—	—	—
Net investments	41.83	30.11	21.37

Net investments at Medallion Bank and other controlled subsidiaries	(7.12%)	(6.64%)	(5.31%)
Managed net investments	8.36%	5.99%	3.91%

(1)	Represents common stock, warrants, preferred stock, and limited partnership interests held as investments.
(2)

Unlike other lending institutions, we are not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio is adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments are carried on the books at, relative to their par or gross value.

The following table sets forth the gain/loss experience on the investment portfolio for the three months ended March 31, 2018 and the three and six months ended June 30, 2017 under Investment Company Accounting.

	Three Months Ended,		Six Months Ended,
(Dollars in thousands)	March 31, 2018	June 30, 2017	June 30, 2017
Realized gains (losses) on loans and equity investments
Medallion loans	($34,747)	($333)	($1,136)
Commercial loans	2	(629)	(629)

Total loans	(34,745)	(962)	(1,765)
Investments in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	—	2,958	4,606
Investment securities	—	—	—

Total realized gains (losses) on loans and equity investments	($34,745)	$1,996	$2,841

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	($23,073)	($5,821)	($24,138)

Total managed realized losses on loans and equity investments	($57,818)	($3,825)	($21,297)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(65.74%)	(0.47%)	(0.88%)
Commercial loans	0.01	(3.25)	(1.58)
Total loans	(45.96)	(1.07)	(0.97)
Investments in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	—	188.54	165.78
Investment securities	—	—	—
Net investments	(30.89)	1.56	1.11

Net investments at Medallion Bank and other controlled subsidiaries	(9.66%)	(2.36%)	(4.80%)
Managed net investments	(18.22%)	(1.13%)	(3.09%)

The following table sets forth the pre-tax changes in our unrealized and realized gains and losses in the investment portfolio, for the three months ended March 31, 2018 and the three and six months ended June 30, 2017 under Investment Company Accounting.

	Three Months Ended
(Dollars in thousands)	March 31, 2018	June 30, 2017	Six Months Ended June 30, 2017
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($998)	$235	$1,493
Unrealized depreciation	(38,152)	(12,659)	(21,661)
Net unrealized appreciation on investment in Medallion Bank and other controlled subsidiaries	29,115	930	9,054
Realized gains	—	—	(2,090)
Realized losses	34,747	974	2,285
Net unrealized gains (losses) on investments other than securities and other assets	(1,915)	—	—

Total	$22,797	$(10,520)	$(10,919)

Net realized gains (losses) on investments
Realized gains	$—	$1	$2,091
Realized losses	(34,747)	(974)	(2,285)
Other gains	—	2,958	3,002
Direct recoveries	2	11	33
Realized gains on investments other than securities and other assets	—	—	—

Total	($34,745)	$1,996	$2,841

SEGMENT RESULTS

We manage our financial results under four operating segments and report like a bank holding company: recreation lending, home improvement lending, commercial lending, and medallion lending, as well as two non-operating segments: RPAC and corporate and other investments. Prior to April 2, 2018, we operated as one segment. All results are for the three months ended June 30, 2018 and at June 30, 2018.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 67.8% of our interest income for the quarter ended June 30, 2018. The loans are secured primarily by RVs, boats and trailers. The lending is mainly focused on RV and marine lending which made up 58% and 19% of total lending. Recreation lending is conducted in all fifty states, with the highest concentrations in Texas, California, and Florida, at 17%, 11%, and 11% of loans outstanding, with no other states over 10%.

(dollars in thousands)
Selected Earnings Data	Recreation
Total interest income	$22,132
Total interest expense	2,136

Net investment income	19,996
Provision for loan losses	4,710

Net interest income after loss provision	15,286

Total non-interest income (expense)	(5,520)

Net income before taxes	9,766
Income tax (provision)	(2,162)

Net income	$7,604

Balance Sheet Data
Total loans, gross	$597,348
Total loan allowance	1,963

Total loans, net	595,385
Total assets	599,960
Total borrowings	456,955
Selected Financial Ratios
Return on average assets	5.32%
Return on average equity	23.33
Interest yield	15.62
Net interest margin	14.12
Reserve coverage	0.33
Delinquency ratio (1)	0.40
Charge off ratio	0.82

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment originates loans secured primarily by windows, siding and roof replacements, swimming pool installations, and solar photo-voltaic system installations. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in pools, solar panels, and roofing, at 38%, 15%, 11% of total loans outstanding, with no other product lines are over 10%. Home improvement lending is conducted in all fifty states, with the highest concentrations in Texas, Florida, California, and Ohio at 22%, 15%, 14%, and 11% of loans outstanding, with no other states over 10%.

(dollars in thousands)
Selected Earnings Data	Home Improvement
Total interest income	$4,637
Total interest expense	739

Net investment income	3,898
Provision for loan losses	877

Net interest income after loss provision	3,021
Total non interest income (expense)	(1,685)

Net income before taxes	1,336
Income tax (provision)	(296)

Net income	$1,040

Balance Sheet Data
Total loans, gross	$195,876

Total loan allowance	555

Total loans, net	195,321
Total assets	206,298
Total borrowings	159,913
Selected Financial Ratios
Return on average assets	2.13%
Return on average equity	9.74
Interest yield	10.02
Net interest margin	8.43
Reserve coverage	0.28
Delinquency status (1)	0.06
Charge off %	0.30

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, more than 55% of which are located in the Midwest and Northeast regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $1,000,000 to $5,000,000 at origination, and typically included an equity component as part of the financing. The commercial lending business has concentrations in manufacturing, professional, scientific, and technical services and information making up 48%, 16% and 11% of total business.

(dollars in thousands)	Commercial
Selected Earnings Data
Total interest income	$2,322
Total interest expense	655

Net Interest income	1,667
Provision for loan losses	175

Net interest income after loss provision	1,492
Total non interest income (expense)	(1,110)

Net income before taxes	382
Income tax (provision)	(85)

Net income	$297

Balance Sheet Data
Total loans, gross	$80,105
Total loan allowance	175

Total loans, net	79,930
Total assets	109,261
Total borrowings	68,224

Selected Financial Ratios
Return on average assets	1.05%
Return on average equity	2.53
Interest yield	10.54
Net interest margin	7.57
Reserve coverage	0.22
Delinquency status (1)	0.27%
Charge off %	0.00

(1)	Loans 90 days or more past due.

Geographic Concentrations	Total Gross Loans	% of Market
Minnesota	$15,162	18.93%
Kansas	8,484	10.59%
Delaware	5,627	7.02%
Other(1)	50,832	63.46%

Total	$80,105	100.00%

(1)	Includes 16 other states within the US with no other greater than 6%.

Medallion Lending

The medallion lending segment operates mainly in the New York, Chicago, and Newark markets. We have a long history of owning, managing, and financing taxicab fleets, taxicab medallion, and corporate car services. We have continued to see a decline in medallion value due to increased competition in the market, which has led to a decline in interest income because when a loan ages greater than 90 days it is placed on nonaccrual. However, the loans are all secured by the medallion and enhanced by personal guarantees of the shareholders and owners.

(dollars in thousands)	Medallion
Selected Earnings Data
Total interest income	$3,189
Total interest expense	3,373

Net interest loss	(184)
Provision for loan losses	24,814

Net interest loss after loss provision	(24,998)
Total non interest income (expense)	(2,811)

Net loss before taxes	(27,809)
Income benefit	6,157

Net loss	$(21,652)

Balance Sheet Data
Total loans, gross	$276,794
Total loan allowance	18,732

Total loans, net	258,062
Total assets	386,225
Total borrowings	402,955
Selected Financial Ratios
Return on average assets	(21.69%)
Return on average equity	NM
Interest yield	4.43
Net interest margin	(0.26)
Reserve coverage	6.77
Delinquency status (1)	4.49
Charge off %	2.18

(1)	Loans 90 days or more past due.

Geographic Concentration	Total Gross Loans	% of Market
New York City	$243,941	88.13%
Newark	22,570	8.15%
Chicago	7,851	2.84%
All Other	2,432	0.88%

Total	$276,794	100.00%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winning activity over the ten month race season (February through November) during the year.

(Dollars in thousands)	RPAC
Selected Earnings Data
Sponsorship, race winnings, and other income	$5,228
Race and other expenses	4,777
Interest expense	41

Total expenses	4,818
Net income before taxes	410
Income tax (provision)	(43)

Net income	$367

Balance Sheet Data
Total assets	$37,861
Total borrowings	7,578
Selected Financial Ratios
Return on average assets	3.89%
Return on average equity	22.38

Corporate and Other Investments

This nonoperating segment relates to our equity and investment securities as well as other assets, liabilities, revenues, and expenses not allocated to the other main operating segments. This activity also includes the elimination of all intercompany activity amongst the entities.

(Dollars in thousands)	Corporate and Other
Selected Earnings Data
Interest income	$364
Interest expense	981

Net interest loss	(617)
Total non interest income (expense), net	(1,373)

Net loss before taxes	(1,990)
Income tax benefit	450

Net loss	($1,540)

Balance Sheet Data
Total assets	$194,924
Total borrowings	130,717
Selected Financial Ratios
Return on average assets	(2.99%)
Return on average equity	(8.15)

Trends in Investment Portfolio under Investment Company Accounting

Our investment income is driven by the principal amount of and yields on our investment portfolio. To identify trends in the balances and yields, the following table illustrates our investments at fair value, grouped by medallion loans, commercial loans, equity investments, and investment securities, and also presents the portfolio information for Medallion Bank, at the dates indicated under Investment Company Accounting.

	March 31, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	4.33%	$140,661	4.23%	$167,226	4.19%	$191,922
Newark	5.38	21,316	5.34	21,935	5.31	22,792
Chicago	4.72	15,718	4.74	19,436	4.81	36,158
Boston	4.41	6,304	4.51	18,564	4.47	25,442
Cambridge	4.49	309	4.55	773	4.47	4,392
Other	7.93	421	7.95	482	7.24	950

Total medallion loans	4.50	184,729	4.41	228,416	4.40	281,656

Deferred loan acquisition costs		187		201		215
Unrealized depreciation on loans		(23,761)		(20,338)		(48,456)

Net medallion loans		$161,155		$208,279		$233,415

Commercial loans
Secured mezzanine	12.14%	$92,782	12.09%	$88,334	13.31%	$76,478
Other secured commercial	7.37	1,434	9.39	2,477	9.57	2,914

Total commercial loans	12.07	94,216	12.02	90,811	13.18	79,392

Deferred loan acquisition income		(101)		(110)		(108)
Unrealized depreciation on loans		(495)		(513)		(1,192)

Net commercial loans		$93,620		$90,188		$78,092

Investment in Medallion Bank and other controlled subsidiaries	0.90%	$133,454	0.83%	$143,227	0.00%	$146,089
Unrealized appreciation on subsidiary investments		197,715		158,920		155,730

Investment in Medallion Bank and other controlled subsidiaries, net		$331,169		$302,147		$301,819

Equity investments	0.00%	$7,335	0.00%	$6,400	0.00%	$6,608

Unrealized appreciation on equities		2,123		3,121		3,708

Net equity investments		$9,458		$9,521		$10,316

Investment securities	—%	$—	—%	$—	—%	$—

Unrealized depreciation on investment securities		—		—		—

Net investment securities		$—		$—		$—

Investments at cost (2)	4.97%	$419,733	4.73%	$468,854	4.45%	$513,745

Deferred loan acquisition costs		86		91		107
Unrealized appreciation on controlled subsidiaries, equity investments, and investment securities		199,839		162,041		159,438
Unrealized depreciation on loans		(24,256)		(20,851)		(49,648)

Net investments		$595,402		$610,135		$623,642

Medallion Bank investments
Consumer loans	14.86%	$726,838	15.02%	$693,289	14.59%	$738,770
Medallion loans	4.34	204,570	4.30	222,252	4.22	252,425
Commercial loans	2.52	3,180	2.28	1,598	2.63	1,904
Investment securities	2.40	42,036	2.40	43,582	2.33	39,653

Medallion Bank investments at cost (2)	12.08	976,624	11.94	960,721	11.56	1,032,752

Deferred loan acquisition costs		11,597		11,097		12,439
Unrealized depreciation on investment securities		(986)		(368)		83
Premiums paid on purchased securities		244		265		271
Unrealized depreciation on loans		(68,575)		(63,417)		(54,872)

Medallion Bank net investments		$918,904		$908,298		$990,673

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)

The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 11.26%, 10.89%, and 10.12% at March 31, 2018, December 31, 2017, and June 30, 2017.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated under Investment Company Accounting.

	Three Months Ended,		Six Months Ended,
(Dollars in thousands)	March 31, 2018	June 30, 2017	June 30, 2017
Net investments at beginning of period	$610,135	$635,250	$652,278
Investments originated (1)	8,684	8,883	8,993
Repayments of investments (1)	(13,371)	(11,949)	(29,513)
Net realized gains (losses) on investments	(34,745)	1,996	2,841
Net increase in unrealized appreciation (depreciation) (2)	24,712	(10,520)	(10,919)
Accretion of net origination fees	(13)	(18)	(38)

Net increase (decrease) in investments	(14,733)	(11,608)	(28,636)

Net investments at end of period	$595,402	$623,642	$623,642

(1)	Includes refinancings.
(2)

Excludes net unrealized depreciation of $1,915 and $0 for the three months ended March 31, 2018 and June 30, 2017, and $0 for the six months ended June 30, 2017, related to investments other than securities and other assets.

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total managed portfolio under Investment Company Accountng at March 31, 2018 was 10.96%, an increase of 35 basis points from 10.61% at December 31, 2017, and an decrease of 49 basis points from 10.12% at June 30, 2017.

Medallion Loan Portfolio

The medallion loan portfolio decreased $69,137,000 or 18% on a managed basis from December 31, 2017 to March 31, 2018, primarily reflecting increased realized and unrealized losses and net amortization of loan principal, especially in the New York, Boston, and Chicago markets.

The weighted average yield of the managed medallion loan portfolio at March 31, 2018 was 4.42%, an increase of 6 basis points from 4.36% at December 31, 2017, and an increase of 6 basis points from 4.31% at June 30, 2017. The fluctuation in yield primarily reflected the repricing of the existing portfolio to current market interest rates. At March 31, 2018, 15% of the managed medallion loan portfolio represented loans outside New York, compared to 19% at December 31, 2017 and 23% from June 30, 2017.

Commercial Loan Portfolio

Our commercial loans represented 15%, 15%, and 12% of the net investment portfolio as of March 31, 2018, December 31, 2017, and March 31, 2017, and were 7%, 7%, and 5% on a managed basis. Commercial loans increased by $4,986,000 or 5% on a managed basis, primarily reflecting growth in the mezzanine loan portfolio.

The weighted average yield of the managed commercial loan portfolio at March 31, 2018 was 11.76%, a decrease of 9 basis points from 11.85% at December 31, 2017, and a decrease of 108 basis points from 12.93% at March 31, 2017. The decreases from the prior periods primarily reflected the recent lower rates on certain mezzanine loans.

Consumer Loan Portfolio

Medallion Bank originates fixed rate consumer loans secured by recreational vehicles, boats, trailers and home improvements located in all 50 states. The weighted average gross yield of the managed consumer loan portfolio was 14.86% at March 31, 2018, a decrease of 16 basis points from 15.02% at December 31, 2017, and an increase of 43 basis points from 14.59% at March 31, 2017. The changes in yield primarily reflect the changes in the mix of loans originated.

Investment in Medallion Bank and Other Controlled Subsidiaries

As an investment company prior to April 2, 2018, our investment in Medallion Bank was previously subject to quarterly assessments of fair value. We conducted a thorough valuation analysis, and determined whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that we believe heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in the first quarter of 2018.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto included in this report. As described therein, for the quarter ended June 30, 2018, for the Company reported under Bank Holding Company Accounting.

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2018
Statement of operations
Net interest income	$24,719
Provision for loan losses	30,576
Non-interest income (expense), net	(12,048)

Net loss before taxes	(17,905)
Income tax benefit	4,021
Less non-controlling interest	763

Net loss after taxes	(14,647)

Per share data
Net loss after taxes	(0.60)
Distribution per share	0.00

Weighted average common shares outstanding
Diluted	24,230,815

Balance sheet data
Net loan receivable	$1,128,698
Total assets	1,534,529
Total borrowings	1,226,342
Total liabilities	1,249,613
Total equity (1)	284,916

Selected financial ratios
Return on average assets (ROA)	(4.53%)
Return on average equity (ROE)	(22.00%)
Dividend payout ratio	0.00%
Equity to assets (1)	18.57%
Net charge offs	9,151
Net charge offs as a % of average loan receivable	0.81%
Allowance coverage ratio	1.86%

(1)	Includes $27,236 related to non-controlling interest in consolidated subsidiaires.

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto included in this report. As described therein, for the three months ended March 31, 2018 and June 30, 2017 and the six months ended June 30, 2017, the Company reported under Investment Company Accounting.

	Three Months Ended,		Six Months Ended ,
(Dollars in thousands, except share and per share data)	March 31, 2018	June 30, 2017	June 30, 2017
Statement of operations
Investment income	$4,033	$3,787	$8,037
Interest expense	3,551	3,408	6,742

Net interest income	482	379	1,295
Noninterest income	60	12	14
Operating expenses	4,108	3,682	5,907

Net investment loss before income taxes	(3,566)	(3,291)	(4,598)
Income tax benefit	336	1,998	2,870

Net investment loss after income taxes	(3,230)	(1,293)	(1,728)
Net realized gains (losses) on investments	(34,745)	1,996	2,841
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	29,115	930	9,054
Net change in unrealized depreciation on investments other than securities	(1,915)	—	—
Net change in unrealized depreciation on investments (1)	(4,403)	(11,450)	(19,973)
Income tax benefit	304	5,020	6,120

Net increase (decrease) in net assets resulting from operations	($14,874)	($4,797)	($3,686)

Per share data
Net investment loss	($0.15)	($0.14)	($0.19)
Income tax benefit	0.03	0.29	0.37
Net realized gains (losses) on investments	(1.44)	0.08	0.12
Net change in unrealized appreciation (depreciation) on investments (1)	0.94	(0.43)	(0.45)

Net increase (decrease) in net assets resulting from operations	($0.62)	($0.20)	($0.15)

Distributions declared per share	$0.00	$0.00	$0.00

Weighted average common shares outstanding
Basic	24,154,879	23,925,567	23,909,344
Diluted	24,154,879	23,925,567	23,909,344

December 31, 2017
Balance sheet data
Net investments	$610,135
Total assets	635,522
Total funds borrowed	327,623
Total liabilities	348,363
Total shareholders’ equity	287,159

Managed balance sheet data (2)
Net investments	$1,380,054
Total assets	1,565,889
Total funds borrowed	1,234,371
Total liabilities	1,278,730

	Three Months Ended,		Six Months Ended,
	March 31, 2018	June 30, 2017	June 30,2017
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income (loss) after taxes	(2.08%)	(0.77%)	(0.52%)
Net decrease in net assets resulting from operations	(9.55)	(2.87)	(1.10)
Return on average equity (ROE) (4)

Net investment income (loss) after taxes	(4.62)	(1.81)	(1.22)
Net decrease in net assets resulting from operations	(21.24)	(6.70)	(2.60)

Weighted average yield	2.70%	2.41%	2.55%
Weighted average cost of funds	2.38	2.17	2.14

Net interest margin (5)	0.32	0.24	0.41

Noninterest income ratio (6)	0.01%	0.01%	0.00%
Total expense ratio (7)	1.16	0.05	1.16
Operating expense ratio (8)	0.68	2.33	1.87

December 31, 2017
As a percentage of net investment portfolio
Medallion loans	34%
Commercial loans	15
Investment in Medallion Bank and other controlled subsidiaries	49
Equity investments	2
Investment securities	—

Investments to assets (9)	96%
Equity to assets (10)	45
Debt to equity (11)	114

(1)

Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.

(2)	Includes the balances of wholly-owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income (losses) after taxes or net increase (decrease) in net assets resulting from operations, divided by average shareholders’ equity.
(5)

Net interest margin represents net interest income for the period divided by average interest earning assets, and included dividends from Medallion Bank and other controlled subsidiaries of $28, $0 and $0 in the respective periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.96% and 6.63% for the quarters ended March 31, 2018 and June 30, 2017 and was 6.61% for the six months ended June 30, 2017.

(6)	Noninterest income ratio represents noninterest income divided by average interest earning assets.
(7)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(8)	Operating expense ratio represents operating expenses divided by average interest earning assets.
(9)	Represents net investments divided by total assets as of the date indicated.
(10)	Represents total shareholders’ equity divided by total assets as of the date indicated.
(11)	Represents total funds borrowed divided by total shareholders’ equity as of the date indicated.

Consolidated Results of Operations

2018 Second Quarter under Bank Holding Company Accounting

Net loss attributable to shareholders was $14,647,000 or ($0.60) per diluted common share in the 2018 second quarter.

Total interest income was $32,644,000 in the 2018 second quarter. The yield on interest earning assets was 11.23% in the 2018 quarter. Average interest earning assets were $1,179,410,000 during the 2018 second quarter.

Loans before allowance for loan losses were $1,150,123,000 as of June 30, 2018 and were comprised of recreation ($597,348,000), home improvement ($195,876,000), medallion ($276,793,000) and commercial ($80,105,000) loans. The Company had an allowance for loan losses as of the end of the 2018 second quarter of $21,425,000, which was attributable to the medallion (87%), recreation (9%), home improvement (3%) and commercial (1%) loan portfolios. Loans increased from $1,097,198,000 at

April 2, 2018 primarily due to $135,205,000 of originations, a majority in the recreation and home improvement segment, partially offset by principal repayments and charge offs. The provision for loan losses was $30,576,000 in the 2018 second quarter, reflecting losses throughout the entire loan portfolio and included a non-specific general reserve for medallion loans of $6,663,000. See Note 4 for additional information on loans and the allowance for loan losses.

Interest expense was $7,925,000 in the 2018 second quarter, and the cost of borrowed funds was 2.65%. Average debt outstanding was $1,197,450,000 for the 2018-quarter. See page 57 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $24,719,000 and the net interest margin was 7.93% for the 2018-quarter.

Noninterest income, which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments and other miscellaneous income, was $4,878,000 in the 2018 quarter.

Operating expenses were $16,926,000 in the 2018 second quarter. Salaries and benefits expense was $5,639,000 in the 2018 quarter, professional fees were $2,246,000, primarily reflecting legal costs for a variety of corporate and investment-related matters, race team costs were $2,540,000, loan servicing costs were $1,128,000, primarily reflecting the cost of servicing the recreational and home improvement consumer loans, and occupancy and other operating expenses were $5,373,000.

Total income tax benefit was $4,021,000 in the 2018 quarter. See Note 8 for more information.

Loan collateral in process of foreclosure was $60,052,000 at the end of the 2018 second quarter, an increase from $21,749,000 at April 2, 2018. The increase primarily reflects the re-classification of $33,750,000 from nonperforming loans shown as investments during the 2018 first quarter, as well as the net increase in loans that reached 120 days past due and were charged down to collateral value and reclassified.

Goodwill and intangible assets were $211,123,000 at the end of the 2018 second quarter and arose during the quarter almost entirely in connection with the consolidation of Medallion Bank and RPAC. See Note 2 for further information regarding goodwill and intangible assets.

2018 First Quarter under Investment Company Accounting

Net decrease in net assets resulting from operations was $14,874,000 or ($0.62) per diluted common share in the 2018 first quarter primarily reflecting an increase in net realized/unrealized losses on the investment portfolio, increased operating expenses and higher income taxes. Net investment loss after income taxes was $3,230,000 or ($0.13) per share in the 2018 quarter.

Investment income was $4,033,000 in the 2018 first quarter and included $1,643,000 of interest reversals related to nonaccrual loans in 2018. The yield on the investment portfolio was 2.69% in the 2018 quarter.

Interest expense was $3,551,000 in the 2018 first quarter. The increase in interest expense was primarily due to increased borrowing costs. The cost of borrowed funds was 4.44% in 2018 reflecting the continuing increase in market interest rates. Average debt outstanding was $324,322,000 for the 2018 quarter primarily reflecting decreased borrowings required to fund the contracting loan portfolio.

Net interest income was $482,000 and the net interest margin was 0.32% for the 2018 quarter.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income, was $60,000 in the 2018 quarter primarily reflecting the reversal of a previously earned management fee due from a portfolio company in the prior year quarter.

Operating expenses were $4,108,000 in the 2018 first quarter. Salaries and benefits expense was $2,349,000 in the 2018 quarter primarily due to executive and employee bonus accrual. Professional fees were $723,000 in 2018 primarily reflecting higher legal expenses for a variety of corporate and investment-related matters. Occupancy and other operating expenses of $1,036,000 in 2018 primarily reflecting higher road or miscellaneous taxes, collection costs related to the medallion loan portfolio and directors’ fees.

Total income tax benefit was $640,000 in 2018, and was comprised of three components, a $336,000 benefit related to the net investment loss, a $8,426,000 benefit related to realized losses, and a provision of $8,122,000 related to net unrealized gains on investments.

Net change in unrealized appreciation (depreciation) on investments before income tax was appreciation of $22,797,000 in the 2018 first quarter. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $6,318,000 in 2018, resulting in decreased depreciation of $2,205,000 and related almost entirely to the medallion portfolio. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The current quarter activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $29,115,000 and by reversals of unrealized depreciation on loans which were charged off of $34,747,000, offset by unrealized depreciation on loans and other investments of $40,067,000 mainly due to the continuing declining values of the medallions.

Our net realized losses on investments before taxes were $34,745,000 in the 2018 quarter. The 2018 activity reflected the realized losses in the loan portfolio.

Our net realized/unrealized loss on investments before income taxes was $11,948,000 in the 2018 first quarter reflecting the above.

2017 Second Quarter and Six Months under Investment Company Accounting

Net increase (decrease) in net assets resulting from operations was ($4,797,000) or ($0.20) per diluted common share and ($3,686,000) or ($0.15) in the 2017 second quarter and six months, primarily reflecting higher unrealized depreciation on the investment portfolio, lower interest income from the medallion loan portfolio, lower dividend income from controlled subsidiaries and higher interest expenses, offset by lower operating expenses, higher realized gains, and higher income tax benefits. Net investment income (loss) after income taxes was ($1,293,000) or ($0.05) per share and ($1,728,000) or ($0.07) in the 2017 quarter and six months.

Investment income was $3,787,000 and $8,037,000 in the 2017 second quarter and six months. This included $2,248,000 and $2,895,000 of interest reversals related to nonaccrual loans in the 2017 quarter and six months. This also included $0 and $0 in dividends from Medallion Bank in the 2017 quarter and six months. The yield on the investment portfolio was 2.41% in the 2017 quarter, and was 2.55% in the 2017 six months. Excluding the dividends in prior year, the 2017 second quarter and six month yields were down 35% and 34%, reflecting the increases in the level of loans on nonaccrual and interest applied to principal.

Interest expense was $3,408,000 and $6,742,000 in the 2017 quarter and six months, was primarily due to increased borrowing costs. The cost of borrowed funds was 4.08% and 4.02% in the 2017 quarter and six months, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $335,010,000 for the 2017 quarter, and $338,459,000 in the six months, primarily reflecting decreased borrowings required to fund the contracting loan and investment securities portfolios.

Net interest income was $379,000 and $1,295,000 and the net interest margin was 0.24% and 0.41% for the 2017 second quarter and six months, down $2,098,000 or 85% and $7,628,000 or 85%, which represented net interest margins of 1.57% and 2.92% all reflecting the items discussed above.

Noninterest income, which is comprised of management fees, late charges, servicing fees, prepayment fees, and other miscellaneous income was $12,000 and $14,000 in the 2017 second quarter and six months reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank, and lower prepayment fees.

Operating expenses were $3,682,000 and $5,907,000 in the 2017 second quarter and six months. Salaries and benefits expense was $2,097,000 and $2,861,000 in the second quarter and six months, primarily due to a reduction in bonus costs recorded in the current period. Professional fees were $616,000 and $1,308,000 in the quarter and six months, primarily reflecting higher legal expenses for a variety of corporate and investment-related matters. Occupancy and other operating expense was $969,000 and $1,738,000 in the quarter and six months, primarily reflecting higher lease costs in the current periods and offset by higher business development reimbursements from Medallion Bank in the current six months.

Total income tax benefit was $7,018,000 and $8,990,000 in the 2017 second quarter and six months, and was comprised of two components, a $1,998,000 and $2,870,000 benefit related to the net investment loss in the 2017 quarter and six months, and a benefit of $5,020,000 and $6,120,000 related to unrealized losses on investments. The tax benefit recorded in 2017 reflected the change in the Company’s tax status that was determined at the end of 2016.

Net change in unrealized appreciation on investments before tax was depreciation of $10,520,000 and $10,919,000 in the 2017 second quarter and six months. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $11,450,000 and $19,973,000 in the 2017 quarter and six months, resulting in increased depreciation of $9,898,000 and $14,950,000 in the 2017 quarter and six months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2017 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $930,000 ($9,054,000 in the six months) and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $974,000 ($2,285,000 in the six months), offset by net unrealized depreciation on equity investments, investment securities, and loans of $12,424,000 ($20,168,000 of net depreciation in the six months.)

Our net realized gains on investments were $1,996,000 and $2,841,000 in the 2017 quarter and six months. The 2017 activity reflected $2,958,000 ($3,002,000 in the six months) of other gains, offset by net realized losses, and recoveries of $962,000 ($161,000 in the six months).

Our net realized/unrealized losses on investments before tax were $8,524,000 and $8,078,000 in the 2017 quarter and six months, reflecting the above.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of medallion, commercial, and consumer loans, and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of credit facilities with banks and other lenders, bank certificates of deposit, and SBA debentures).

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures and borrowings of $78,097,000 with a weighted average interest rate of 3.39%, constituting 6% of our total indebtedness, and retail notes of $33,625,000 with a weighted average interest rate of 9.00%, constituting 3% of total indebtedness as of June 30, 2018. Also, as of June 30, 2018, certain of the certificates of deposit were for terms of up to 60 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at June 30, 2018. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2018 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$25,237	$—	$—	$—	$—	$—	$—	$25,237
Adjustable rate	52,965	23,997	9,109	13,468	3,475	1,105	2,865	106,984
Fixed-rate	132,880	45,527	61,498	59,997	68,738	44,348	663,605	1,076,593
Cash	10,444	—	—	—	—	—	—	10,444

Total earning assets	$221,526	$69,524	$70,607	$73,465	$72,213	$45,453	$666,470	$1,219,258

Interest bearing liabilities
Deposits	$330,290	$260,172	$123,143	$142,250	$40,547	$—	$—	$896,402
DZ loan	96,925	—	—	—	—	—	—	96,925
Notes payable to banks	72,715	—	—	—	—	—	—	72,715
SBA debentures and borrowings	—	29,597	8,500	—	5,000	2,500	32,500	78,097
Retail notes	—	—	33,625	—	—	—	—	33,625
Preferred securities	33,000	—	—	—	—	—	—	33,000
Other borrowings	8,500	7,078	—	—	—	—	—	15,578

Total liabilities	$541,430	$296,847	$165,268	$142,250	$45,547	$2,500	$32,500	$1,226,342

Interest rate gap	($319,904)	($227,323)	($94,661)	($68,785)	$26,666	$42,953	$633,970	($7,084)

Cumulative interest rate gap (2)	($319,904)	($547,227)	($641,888)	($710,673)	($684,007)	($641,054)	($7,084)	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (26%) as of June 30, 2018.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($286,291) or (23%) for June 30, 2018.

Our interest rate sensitive assets were $1,219,258,000 and interest rate sensitive liabilities were $1,226,342,000 at June 30, 2018. The one-year cumulative interest rate gap was a negative $319,404,000 or 26% of interest rate sensitive assets. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $286,291,000 or 23% at June 30, 2018. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $30,000,000 of notional value of principal from various multinational banks, with termination dates ranging to December 2018. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 in the quarter ended June 30, 2018, and all are carried at $0 on the balance sheet at June 30, 2018.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Bank and Medallion Capital. Additionally, there were $5,500,000 of unfunded commitments from the SBA as of June 30, 2018.

Additionally, Medallion Bank has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. Medallion Bank has $45,000,000 available under Fed Funds lines with several commercial banks as of June 30, 2018. In addition, Medallion Bank is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at June 30, 2018. See Note 7 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits	$896,402	73%	1.91%
DZ loan	96,925	8	3.75
SBA debentures and borrowings	78,097	6	3.39
Notes payable to banks	72,715	6	4.19
Retail notes	33,625	3	9.00
Preferred securities	33,000	3	4.44
Other borrowings	15,578	1	2.26

Total outstanding debt	$1,226,342	100%	2.59%

(1)	Weighted average contractual rate as of June 30, 2018.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows our contractual obligations at June 30, 2018.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Deposits	$330,290	$255,172	$128,143	$142,250	$40,547	$—	$896,402
DZ loan	96,925	—	—	—	—	—	96,925
SBA debentures and borrowings	3,716	25,881	8,500	—	5,000	35,000	78,097
Notes payable to banks	70,551	2,164	—	—	—	—	72,715
Retail notes	—	—	33,625	—	—	—	33,625
Preferred securities	—	—	—	—	—	33,000	33,000
Other borrowings	8,500	7,078	—	—	—	—	15,578

Total	$509,982	$290,295	$170,268	$142,250	$45,547	$68,000	$1,226,342

Most of our borrowing relationships have maturity dates from 2018 through 2020. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following paragraph. The lenders have worked with us to extend and change the terms of the borrowing agreements. We have arranged for changes to the terms of the notes and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future.

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

In addition, the illiquidity of portions of our loan portfolio and investments may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of our portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to the line item net income as of June 30, 2018 by $349,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been ($2,126,000) at June 30, 2018. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2018 and December 31, 2018. See Note 7 to the consolidated financial statements for additional information about each credit facility.

	Bank Holding Company Accounting							Investment Company Accounting
(Dollars in thousands)	The Company	MFC	MCI	FSVC	MB	RPAC	June 30, 2018	December 31, 2017
Cash (1)	$2,084	$1,849	$4,089	$605	$25,395	$1,559	$35,581	$122,923
Bank loans	51,217	21,498	—	—	—	—	72,715	81,450
Average interest rate	4.54%	3.34%	—	—	—	—	4.19%	3.94%
Maturity	7/18-8/19	10/16-6/19	—	—	—	—	10/16-8/19	10/16-11/18
Preferred securities	33,000	—	—	—	—	—	33,000	33,000
Average interest rate	4.44%	—	—	—	—	—	4.44%	3.63%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Retail notes	33,625	—	—	—	—	—	33,625	33,625
Average interest rate	9.00%						9.00%	9.00%
Maturity	4/21						4/21	4/21
DZ loan	—	96,925	—	—	—	—	96,925	99,984
Average interest rate	—	3.74%	—	—	—	—	3.75%	3.02%
Maturity	—	12/18	—	—	—	—	12/18	3/18
SBA debentures and other borrowings	—	—	54,000	29,597	—	—	83,597	85,064
Amounts undisbursed (3)	—	—	5,500	—	—	—	5,500	5,500
Amounts outstanding	—	—	48,500	29,597	—	—	78,097	79,564
Average interest rate	—	—	3.48%	3.25%	—	—	3.39%	3.39%
Maturity	—	—	3/21-3/27	2/20	—	—	2/20-3/27	2/20-3/27
Brokered CDs & other funds borrowed					896,402	—	896,402	906,748
Average interest rate	—	—	—	—	1.91%	—	1.91%	1.51%
Maturity	—	—	—	—	07/18-06/23	—	07/18-06/23	1/18-10/22
Other borrowings	—	—	—	—	8,000	7,578	15,578	—
Average interest rate	—	—	—	—	2.50%	2.00%	2.26%	—%
Maturity	—	—	—	—	7/18	3/20	7/18-3/20	—

Total cash	$2,084	$1,849	$4,089	$605	$25,395	$1,559	$35,581	$122,923

Total debt outstanding	$117,842	$118,423	$48,500	$29,597	$904,402	$7,578	$1,226,342	$1,234,371

(1)	Includes federal funds sold

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

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial condition.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating under GAAP. ASU 2016-02 applies to all entities and is effective for fiscal years beginning after December 15, 2018 for public entities. The Company has assessed the impact the update will have on its financial condition and does not believe this update will have a material impact on its financial condition.

Common Stock

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of August 10, 2018, there were approximately 322 holders of record of our common stock.

On August 10, 2018, the last reported sale price of our common stock was $6.29 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2018	DISTRIBUTIONS DECLARED	HIGH	LOW
Second Quarter	$0.00	$5.77	$3.64
First Quarter	0.00	5.43	3.65
2017
Fourth Quarter	$0.00	$4.09	$2.12
Third Quarter	0.00	2.64	2.10
Second Quarter	0.00	2.93	1.84
First Quarter	0.00	3.33	1.68

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains, and are not subject to the annual distribution requirements under Subchapter M of the Code. Thus, there can be no assurance that we will pay any cash distributions as we may retain our earnings in certain circumstances to facilitate the growth of our business, to finance our investments, to provide liquidity or for other corporate purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2018. In addition, based on our evaluation as of June 30, 2018, there have been no changes that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in various legal proceedings incident to the ordinary course of our business, including collection matters with respect to certain loans. We intend to vigorously defend any outstanding claims and pursue our legal rights. In the opinion of our management and based upon the advice of legal counsel, other than as set forth in the following paragraph there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision could result in a material adverse effect on our results of operations or financial condition.

We obtain financing under lending facilities extended by various banks and other financial institutions, some of which are secured by loans, taxi medallions and other assets. Where these facilities are extended to our subsidiaries, we and certain of our subsidiaries may guarantee the obligations of the relevant borrower. Five of our smallest subsidiaries are borrowers under promissory notes extended to them by a bank that total $8.8 million that came due on October 17, 2016. These loans are secured by Chicago taxi medallions owned by our subsidiaries. These notes are guaranteed by Medallion Funding, not by Medallion Financial Corp. These subsidiaries have not repaid the amounts due under the notes and the bank has filed a suit seeking payment of these amounts. This failure to pay would constitute an event of default under certain loan agreements under which we or our subsidiaries are borrowers, but the lenders under those agreements have waived the default. If judgment is entered against us in the suit brought by the bank or entered and not satisfied within specified periods of time, these outcomes may constitute an additional event of default under these other agreements. If waivers are required and not granted for this additional event of default, it would lead to events of default under other of our financing arrangements.

On December 20, 2017, a stockholder derivative action was filed in the Supreme Court of the State of New York, County of New York (Shields v. Murstein, et al.). The complaint names us as a nominal defendant and purports to assert claims derivatively on our behalf against certain of our current directors, one of our former directors, and a former independent contractor for one of our subsidiaries. The complaint alleges that the director defendants breached their fiduciary duties with respect to certain alleged misconduct by the former independent contractor involving postings about us under an alleged pseudonym. On January 25, 2018, we and the director defendants filed a motion to dismiss the action. Plaintiff filed his opposition to the motion on March 1, 2018. We and the director defendants filed reply papers in further support of the motion on March 22, 2018. A hearing on the motion to dismiss was held on June 27, 2018, and the parties are awaiting a ruling on the motion. We believe the case is without merit and intend to defend it vigorously.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Structure

Our business is heavily concentrated in consumer lending, which carries a high risk of loss and could be adversely affected by an economic downturn.

Our business is heavily concentrated in consumer lending. As a result, we are more susceptible to fluctuations and risks particular to consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the US economy, consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Our business concentration could have a material adverse effect on our results of operations.

By its nature, lending to consumers carries with it different risks and typically a higher risk of loss than commercial lending. Although the net interest margins are intended to be higher to compensate us for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of our consumer loan portfolio. During periods of economic slowdown such as the 2007-2009 recession, delinquencies, defaults, repossessions, and losses generally increase, and consumers are likely to reduce their discretionary spending in areas such as recreation and home improvement. These periods may also be accompanied by increasing unemployment rates and declining values of consumer products securing outstanding accounts, which weaken collateral coverage and increase the amount of a loss in the event of default.

Additionally, higher gasoline prices, volatile real estate values, reset of adjustable rate mortgages to higher interest rates, general availability of consumer credit, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for RVs, boats, trailers and other consumer products (including in connection with home improvement projects), as well as weaken collateral values on certain types of consumer products. Any decrease in consumer demand for those products could have a material adverse effect on our ability to originate new loans and, accordingly, on our business, financial condition, and results of operations.

Although declines in commodity prices, and more particularly gasoline prices, generally are financially beneficial to the individual consumer, such declines may also have a negative impact on unemployment rates in geographic areas that are highly dependent upon the oil and natural gas industry, which could adversely affect the credit quality of consumers in those areas.

Our balance sheet consists of a significant percentage of nonprime consumer loans, which are associated with higher than average delinquency rates. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our net interest income.

Furthermore, our business is significantly affected by monetary and regulatory policies of the US federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us through interest rate changes, costs of compliance with increased regulation, and other factors. Although market conditions have improved since the 2007-2009 recession, conditions remain challenging for financial institutions.

The process we use to estimate losses inherent in our credit exposure requires complex judgments, including forecasts of economic conditions and how those economic conditions might impair the ability of our borrowers to repay their loans. The degree of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process and the quality of our assets.

Changes in the taxicab and for-hire vehicle industries have resulted in significantly increased competition and have had a material adverse effect on our business, financial condition, and operations.

There have been recent changes in the taxicab and for-hire vehicle industries that have resulted in significantly increased competition in all of our taxi medallion markets. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. According to the TLC, between January 2018 and July 2018 approximately 7,200 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to approximately 112,307 as of August 6, 2018, a 6.9% increase from January 2018.

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

As of June 30, 2018, 4.5% of our medallion loan portfolio was 90 days or more past due. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. Increased competition from ridesharing apps and Street Hail Livery licenses has reduced our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions, and the value of taxicab medallions. If these trends continue and intensify, there would be a further material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure have had a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, over the past 20 years New York City taxicab medallions had appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions in 2014. As reported by the TLC, individual (owner-driver) medallions and corporate medallions sold for a wide range of prices during 2017 and 2018. In March 2017, the New York City Council made changes to the medallion classes, eliminating the distinction between individual and corporate medallions. Until the market fully stabilizes we will not be able to determine the ultimate impact of this change, however, we believe it will allow for greater economic investment over time as these rules were a significant barrier of entry into the industry. Like many other financial institutions, we have evaluated the transactions and cash flows of our underlying borrowers performance and determined that a market value of $186,400, $181,000 net of liquidation costs, was appropriate, reflecting the median transactional activity for the quarter.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. The Chicago medallions had appreciated in value from $50,000 in 2003 to approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxicab medallions to approximately $36,000, $34,900 net of liquidation costs, as of June 30, 2018.

Decreases in the value of our medallion loan collateral have resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 211% as of June 30, 2018. If taxicab medallion values continue to decline, there could be an increase in medallion loan delinquencies, foreclosures, and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral could be diminished, which could result in material losses on defaulted medallion loans which could have a material adverse effect on our business. A substantial decrease in the value of our Chicago medallions purchased out of foreclosure could adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we could realize less than the value at which we had previously recorded such medallions.

Our financial condition, liquidity and results of operations depend on the credit performance of our loans.

As of June 30, 2018, more than half of our recreation consumer loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history. While our underwriting guidelines are designed to confirm that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless are expected to experience higher default rates than a portfolio of obligations of prime obligors. The weakening of our underwriting guidelines for any reason, such as in response to the competitive environment, in an effort to originate higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or other conditions, may result in loan defaults and charge-offs that may necessitate increases to our allowance for loan losses, each of which could adversely affect our net income. In the event of a default on a recreation loan, generally the most practical recovery method is repossession of the financed vehicle, although the collateral value of the vehicle usually does not fully cover the outstanding account balance and costs of recovery. Repossession sales that do not yield sufficient proceeds to repay the receivables in full typically result in losses on those receivables.

In addition, our prime portfolio has grown in proportion to our overall portfolio over the past several years. While prime portfolios typically have lower default rates than nonprime portfolios, we have less ability to make risk adjustments to the pricing of prime loans compared to nonprime loans. As a result, to the extent our prime portfolio continues to grow, a larger proportion of our business will consist of loans with respect to which we will have less flexibility to adjust pricing to absorb losses. As a result of these factors, we may sustain higher losses than anticipated in our prime portfolio. Additionally, if our prime loan losses are higher than expected then we may also be at risk with regards to our forecasted losses, which could impact our loss reserves and results of operations.

Our business, financial condition and results of operations could be negatively impacted if we are unsuccessful in developing and maintaining relationships with dealerships, contractors and financial service providers (FSPs).

We originate loans by working with third-party sellers of consumer products and not working directly with consumers. As a result, our ability to originate consumer loans depends on our relationships with dealerships, contractors and FSPs. Although we have relationships with various dealerships, contractors and FSPs, none of our relationships are exclusive and each may be terminated at any time. In particular, there is significant competition for the contractor and FSP relationships we depend on in connection with our Home Improvement Lending business. The loss of any of these relationships, our failure to develop additional relationships, and circumstances in which our existing base experiences decreased sales and loan volume all may have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2018, we had $1,226,342,000 of outstanding indebtedness, with a weighted average borrowing cost of 2.59%.

Most of our borrowing relationships have maturity dates during 2018 through 2020. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured except as set forth in the following risk factor. Certain lenders have worked with us to extend and change the terms of the borrowing agreements. See Note 7 of our consolidated financial statements for a discussion of the current and new lending arrangements to date.

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

Our use of brokered deposits for our deposit-gathering activities may not be available when needed. The inability to accept and renew brokered deposits would have a material adverse effect on our business, financial condition, liquidity and results of operations.

We rely on the established brokered deposit market to originate deposits to fund our operations. Additionally, our business, strategy and prospects are dependent on our ability to accept and renew brokered deposits without limitation and, therefore, dependent on our ability to be “well-capitalized” under the FDIC’s regulatory framework.

Our brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. Although we have developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of brokered deposits. In addition, our ability to rely on brokered deposits as a source of funding is subject to capitalization requirements set forth in the FDIC’s prompt corrective action framework. We may not accept or renew brokered deposits unless we are “well-capitalized” or we are “adequately capitalized” and we receive a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts or renews brokered deposits under a waiver from the FDIC is subject to additional restrictions on the interest rates it may offer. See “Supervision and Regulation” for additional information.

If our capital levels fall below the “well-capitalized” level as defined by the FDIC our ability to raise brokered deposits would be materially impaired. If our capital levels fall below the “adequately-capitalized” level as defined by the FDIC, we would be unable to raise brokered deposits. Any impairment or inability to raise brokered deposits would have a material adverse effect on our business, financial condition, liquidity and results of operations. Brokered deposits may also not be as stable as other types of deposits, and if we experience a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly. Our ability to manage our growth to stay within the “well-capitalized” level is critical to our ability to retain open access to this funding source.

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

We were not in compliance with a financial covenant in the DZ loan agreement. We are currently in the process of working with DZ Bank to amend such covenant in the DZ loan agreement and there can be no assurance that we will be successful.

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

We depend on the diligence, skill, and network of business contacts of the investment professionals we employ for sourcing, evaluating, negotiating, structuring, and monitoring our investments. Our future success will also depend, to a significant extent, on the continued service and coordination of our senior management team, particularly, Alvin Murstein, our Chairman and Chief Executive Officer, Andrew M. Murstein, our President, Larry D. Hall, our Chief Financial Officer, Donald Poulton and his management team for Medallion Bank, and Dean Pickerell and his management team at Medallion Capital. The departure of Messrs. Murstein or Mr. Hall, or any other member of our senior management team, could have a material adverse effect on our ability to achieve our investment objective.

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

Other changes in the laws or regulations applicable to us more generally, may negatively impact the profitability of our business activities, require us to change certain of our business practices, materially affect our business model, limit the activities in which we may engage, affect retention of key personnel, require us to raise additional regulatory capital, increase the amount of liquid assets that we hold, or otherwise affect our funding profile or expose us to additional costs (including increased compliance costs). Any such changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

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

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds, and the banking system as a whole, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the FDIC and the Utah Department of Financial Institutions. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of Medallion Bank and us, restrictions on dividends, and establishment of new offices. As long as we remain well-capitalized under federal regulatory standards, there are no restrictions on the rates we may pay on brokered deposits. We must obtain approval from our regulators before engaging in certain activities or acquisitions, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have a material adverse effect our business, financial condition or results of operations.

Since the 2007-2009 recession, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. These changes and increased scrutiny have resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.

The USA PATRIOT Act of 2001 and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the US Treasury Department’s Office of Financial Crimes Enforcement Network (FinCEN). These rules require financial institutions to establish procedures for identifying and verifying the identity of customers and beneficial owners of certain legal entity customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or expanding activities. During the last several years, a number of banking institutions have received large fines for non-compliance with these laws and regulations. Although we have policies and procedures designed to assist in compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our employees, agents, and intermediaries with respect to our business or any businesses that we may acquire. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security, and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security, and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level.

Compliance with current or future privacy, data protection, and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

Having withdrawn our election to be regulated as a BDC, we must maintain an exception from registration under the 1940 Act which could limit our ability to take advantage of attractive investment opportunities, and the failure to maintain that exception could have material adverse consequences on our business.

A company that meets the definition of an “investment company” under the 1940 Act, in the absence of an exception or exemption, must either register with the SEC as an investment company or elect BDC status. Historically, the composition of the Company’s assets caused us to meet the definition of an “investment company,” and the Company made a corresponding election to be treated as a BDC. The Company has de-elected BDC status, and now operates so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. The Company is required to monitor its continued compliance with this exception, which could limit our ability to take advantage of attractive investment opportunities that would cause us to be out of compliance with its limitations and could have a material adverse effect on our business. For example, we could be limited in growing Medallion Capital, Inc., which is currently engaged in a business that generally does not qualify for the exception.

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

Our commercial borrowers generally have the right to prepay their loans upon payment of a fee ranging from 1% to 2% for standard loans, and for higher amounts, as negotiated, for larger more custom loan arrangements. A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest income that we receive. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if a substantial number of our portfolio companies elect to prepay amounts owed to us and we are not able to reinvest the proceeds for comparable yields in a timely fashion. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make distribution payments to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to average assets). As of June 30, 2018 Medallion Bank’s leverage ratio was 14.9% and Medallion Bank may be restricted from declaring and paying dividends as a result of the leverage ratio being below 15%.

Medallion Bank’s use of brokered deposit sources for its deposit-gathering activities may not be available when needed.

Medallion Bank relies on the established brokered deposit market to originate deposits to fund its operations. Medallion Bank’s brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. While Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of deposits. Applicable statutes and regulations restrict the use of brokered deposits and the interest rates paid on such deposits for institutions that are less than “well- capitalized”. If the capital levels at Medallion Bank fall below the “well-capitalized” level as defined by the FDIC or the capital level currently required by the FDIC pursuant to its capital maintenance agreement, or if Medallion Bank experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly, and the ability of Medallion Bank to raise deposits from this source could be impaired. Brokered deposits may also not be as stable as other types of deposits. Medallion Bank’s ability to manage its growth to stay within the “well-capitalized” level, and the capital level currently required by the FDIC pursuant to its capital maintenance agreement, which is also considerably higher than the level required to be classified as “well-capitalized”, is critical to Medallion Bank’s retaining open access to this funding source.

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

Our allowance for loan losses may prove to be insufficient to cover losses on our loans.

We maintain an allowance for loan losses (a reserve established through a provision for losses that decreases our earnings and that, accordingly, affects our financial condition) that we believe is appropriate to provide for incurred losses in our loan portfolio.

The process for establishing an allowance for loan losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions. Changes in economic conditions affecting borrowers, growth in our loan portfolio, changes in the credit characteristics of our loan portfolio, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. We may underestimate our incurred losses and fail to maintain an allowance for loan losses sufficient to account for these losses. In cases where we modify a loan, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans.

We periodically review and update our methodology, models and the underlying assumptions, estimates and assessments we use to establish our allowance for loan losses to reflect our view of current conditions. Moreover, our regulators, as part of their supervisory function, periodically review the methodology, models and the underlying assumptions, estimates and assessments we use for calculating, and the adequacy of, our allowance for loan losses. Our regulators, based on their judgment, may conclude that we should modify our methodology, models or the underlying assumptions, estimates and assessments, increase our allowance for loan losses, and/or recognize further losses. We continue to review and evaluate our methodology, models and the underlying assumptions, estimates, and assessments we use and we will implement further enhancements or changes to them, as needed. We cannot assure you that our loan loss reserves will be sufficient to cover actual losses. Future increases in the allowance for loan losses or recognized losses (as a result of any review, update, regulatory guidance, changes in accounting standards or otherwise) will result in a decrease in net earnings and capital and could have a material adverse effect on our business, results of operations, and financial condition.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net income” as of June 30, 2018 by approximately $349,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($2,126,000) at June 30, 2018. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

A reduction in demand for our products and failure by us to adapt to such reduction could adversely affect our business, financial condition and results of operations.

The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products or the availability of competing products. If we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease and our operations could be adversely affected. Even if we do make changes to our product offerings to fulfill customer demand, customers may resist such changes or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and, by that time, it may be too late to make further modifications to such product without causing further adverse effects to our business, results of operations and financial condition.

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

Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.

We depend to a significant extent on relationships with third parties that provide services, primarily information technology services that are critical to our operations. Currently, we obtain services from third parties that include information technology infrastructure and support, plus loan origination, loan servicing, and accounting systems and support. If any of our third party service providers experience difficulties or terminate their services and we are unable to replace our service providers with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our loan origination, loan servicing and accounting services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace these third parties, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to serve customers better and to reduce costs. Our future success depends, in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

We expect that new technologies and business processes applicable to the banking industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies, and industries and sectors. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of June 30, 2018, investments in New York City taxi medallion loans represented approximately 88% of our taxi medallion loans, which in turn represented 22% of our net loan portfolio. We do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry or sector in which we are invested could also negatively impact the aggregate returns we realize.

If we are unable to continue to diversify geographically, our business may be further adversely affected if New York City experiences a sustained economic downturn.

A significant portion of our loan revenue is derived from medallion loans collateralized by New York City taxicab medallions. An economic downturn in New York City could lead to an additional increase in defaults on our medallion loans. We cannot assure you that we will be able to sufficiently diversify our operations geographically.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended June 30, 2018. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to 22,874,509 shares remain authorized for repurchase under the program.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of December 31, 2017. Filed herewith.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

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

MEDALLION FINANCIAL CORP.

Date:	August 14, 2018

By:	/s/ Alvin Murstein

Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.