Form 10-Q
period 2018-09-30
MEDALLION FINANCIAL CORP
filed 2018-11-13
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 9, 2018 was 24,440,052.

MEDALLION FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp. or the Company, are a finance company, organized as a Delaware corporation, that includes Medallion Bank, our primary operating subsidiary. Effective April 2, 2018, following authorization by our shareholders, we withdrew our previous election to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. Prior to such time, we were a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act.

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

In order to maintain its status as a non-investment company, the Company operates so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to continue to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. The Company is required to monitor its continued compliance with this exception, which it met for the 2018 second and third quarters.

We are a finance company that historically has had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through Medallion Bank, a wholly-owned subsidiary of ours, which originates consumer loans for the purchase of recreational vehicles, boats, and trailers, and to finance small-scale home improvements. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (20% if there had been no loan sales during 2016, 2017, and 2018). In January 2017, we announced our plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under management were $1,598,000,000 as of September 30, 2018, and were $1,593,000,000 and $1,646,000,000 as of December 31, 2017 and September 30, 2017, and have grown at a compound annual growth rate of 10% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $263,060,000 or $14.66 per share.

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

Our other consolidated subsidiaries are comprised of Medallion Fine Art, Inc., Medallion Taxi Media, Inc., CDI-LP Holdings, Inc., Medallion Motorsports, LLC, and RPAC Racing LLC, or RPAC. In addition, we make both marketable and nonmarketable equity investments, primarily as a function of our mezzanine lending business.

The financial information is divided into two sections. The first section, Item 1, includes our unaudited consolidated financial statements including related footnotes. The second section, Item 2, consists of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended September 30, 2018.

Our consolidated balance sheet as of September 30, 2018, and the related consolidated statements of operations, consolidated statements of other comprehensive loss, consolidated statement of stockholders equity, and cash flows for the quarter then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the quarter ended September 30, 2018 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands, except share and per share data)	UNAUDITED September 30, 2018	December 31, 2017
Assets
Cash(1)	$10,678	$12,690
Federal funds sold	132,882	—
Equity investments	10,752	—
Equity investments, at fair value	—	5,213
Equity investments in affiliated entities, at fair value	—	4,308
Investment securities	45,757	—
Investments in Medallion Bank and other controlled subsidiaries, at fair value	—	302,147
Loans	1,089,545	—
Medallion loans, at fair value	—	208,279
Commercial loans, at fair value	—	53,737
Commercial loans to affiliated entities, at fair value	—	999
Commercial loans to controlled subsidiaries, at fair value	—	35,452
Allowance for losses	(29,484)	—

Net loans receivable(1)	1,060,061	—

Net investments(1)	—	610,135

Accrued interest receivable(1)	7,005	547
Property and equipment, net	1,093	235
Loan collateral in process of foreclosure(1)	59,761	—
Goodwill and intangible assets	210,761	—
Investments other than securities	—	7,450
Other assets	32,657	4,465

Total assets	$1,571,407	$635,522

Liabilities
Accounts payable and accrued expenses(1)	$17,789	$4,373
Accrued interest payable(1)	6,118	3,831
Deposits	946,975	—
Short-term borrowings(1)	160,218	—
Deferred tax liabilities and other tax payables	2,011	12,536
Long-term debt	157,881	—
Funds borrowed(1)	—	327,623

Total liabilities	1,290,992	348,363

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized – none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized – 27,391,295 shares at September 30, 2018 and 27,294,327 shares at December 31, 2017 issued)	274	273
Additional paid in capital	274,163	273,716
Treasury stock (2,951,243 shares at September 30, 2018 and December 31, 2017)	(24,919)	(24,919)
Accumulated undistributed net investment loss	—	(65,592)
Net unrealized appreciation on investments, net of tax	—	103,681
Accumulated other comprehensive loss	(469)	—
Retained earnings	3,871	—

Total stockholders’ equity	252,920	287,159

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands, except share and per share data)	UNAUDITED September 30, 2018	December 31, 2017
Non-controlling interest in consolidated subsidiaries	27,495	—

Total equity	280,415	287,159

Total liabilities and equity	$1,571,407	$635,522

Number of shares outstanding	24,440,052	24,343,084
Book value per share/net asset value per share	$10.35	$11.80

(1)	See Note 18 for details of balances related to a consolidated variable interest entity.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Bank Holding Company Accounting	Combined	Investment Company Accounting
(Dollars in thousands, except per share data)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018 (1)	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Interest and fees on loans	$32,692	$64,718	$—	$—
Interest income on investments	—	3,287	3,768	10,153
Dividend income from controlled subsidiaries	—	28	1,256	1,256
Interest income from affiliated investments	—	654	453	1,844
Interest income from controlled subsidiaries	—	10	39	165
Medallion lease income	30	100	40	159
Interest and dividends on investment securities	430	1,032	—	—
Dividends and interest income on short-term investments	—	—	11	27

Total interest income(2)/total investment income(2)	33,152	69,829	5,567	13,604

Interest on deposits	5,064	9,264	—	—
Interest on short-term borrowings	1,698	3,557	—	—
Interest on long-term debt	2,125	3,991	—	—
Interest expense	—	3,551	3,543	10,285

Total interest expense(3)	8,887	20,363	3,543	10,285

Net interest income/net investment income	24,265	49,466	2,024	3,319

Provision for loan losses	18,205	48,781	—	—

Net interest loss after provision for loan losses	6,060	685	2,024	3,319

Other income (loss)
Sponsorship and race winnings	5,371	10,599	—	—
Gain on sale of loans	5,488	5,488	—	—
Impairment of equity investments	(388)	(862)	—	—
Writedown of loan collateral in process of foreclosure	(1,265)	(1,361)	—	—
Other income	235	515	8	22

Total other income	9,441	14,379	8	22

Other expenses
Salaries and employee benefits	5,999	13,987	2,224	5,086
Race team related expenses	2,876	5,416	—	—
Professional fees	3,951	6,920	567	1,875
Loan servicing fees	1,185	2,313	—	—
Collection costs	1,381	2,218	64	168
Travel, meals and entertainment	313	1,122	126	541
Rent expense	615	1,449	275	802
Regulatory fees	563	1,145	—	—
Amortization of intangible assets	361	722	—	—
Other expenses(4)	2,220	5,206	420	1,111

Total other expenses	19,464	40,498	3,676	9,583

Loss before income taxes/net investment loss before taxes(5)	(3,963)	(25,434)	(1,644)	(6,242)

Income tax benefit (provision)	117	4,474	(846)	2,024

Net loss after taxes/net investment loss after taxes	(3,846)	(20,960)	(2,490)	(4,218)

Net realized gains (losses) on investments(6)	—	(34,745)	944	3,785

	Bank Holding Company Accounting	Combined	Investment Company Accounting
(Dollars in thousands, except per share data)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018 (1)	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Income tax benefit	—	8,426	—	—

Total net realized gains (losses) on investments	—	(26,319)	944	3,785

Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	29,115	2,035	11,089
Net change in unrealized depreciation on investments other than securities	—	(1,915)	—	—
Net change in unrealized depreciation on investments	—	(4,403)	(6,871)	(26,843)
Income tax (provision) benefit	—	(8,122)	7,001	13,120

Net unrealized appreciation (depreciation) on investments	—	14,675	2,165	(2,634)

Net realized/unrealized gains (losses) on investments	—	(11,644)	3,109	1,151

Net loss after taxes/net increase (decrease) on net assets resulting from operations	(3,846)	(32,604)	619	(3,067)

Less: income attributable to the noncontrolling interest	851	1,614	—	—

Total net income (loss) attributable to Medallion Financial Corp./net increase (decrease) on net assets resulting from operations	$(4,697)	$(34,218)	$619	$(3,067)

Basic net loss per share	$(0.19)	$(1.41)	$0.03	$(0.13)
Diluted net loss per share	$(0.19)	$(1.41)	$0.03	$(0.13)

Distributions declared per share	$—	$—	—	$—

Weighted average common shares outstanding
Basic	24,235,242	24,207,273	23,930,086	23,916,334
Diluted	24,235,242	24,207,273	24,083,919	23,916,334

(1)	Balance includes the six months ended September 30, 2018 under Bank Holding Company Accounting and three months ended March 31, 2018 under Investment Company Accounting.
(2)	Included in interest and investment income is $450 and $1,428 of paid in kind interest for the three and nine months ended September 30, 2018 and $939 and $1,650 for the comparable 2017 periods.
(3)

Average borrowings outstanding were $1,255,945 and $1,226,896, and the related average borrowing costs were 2.81% and 2.22% for the three and nine months ended September 30, 2018, and were $330,885 and $335,907 and 4.25% and 4.09% for the comparable 2017 periods.

(4)	See Note 11 for the components of other operating expenses.
(5)

Includes $256 of net revenues received from Medallion Bank for the nine months ended September 30, 2018 and $184 and $641 for the three and nine months ended September 30, 2017, primarily for expense reimbursements. See Notes 6 and 13 for additional information.

(6)	There were no net losses on investment securities of affiliated issuers for the nine months ended September 30, 2018 and for the three and nine months ended September 30, 2017.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	Bank Holding Company Accounting	Combined	Investment Company Accounting
(Dollars in thousands)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018 (1)	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Net loss after taxes/net increase (decrease) on net assets resulting from operations	$(3,846)	$(32,604)	$619	$(3,067)
Other comprehensive loss, net of tax	(214)	(469)	—	—

Total comprehensive loss	(4,060)	(33,073)	619	(3,067)

Less: comprehensive income attributable to the noncontrolling interest	851	1,614	—	—

Total comprehensive loss attributable to Medallion Financial Corp.	($4,911)	($34,687)	$619	($3,067)

(1)	Balance includes the six months ended September 30, 2018 under Bank Holding Company Accounting and three months ended March 31, 2018 under Investment Company Accounting.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND CHANGES IN NET ASSETS

(UNAUDITED)

	Bank Holding & Investment Company Accounting						Investment Company Accounting			Bank Holding Company Accounting			Bank Holding & Investment Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Accumulated undistributed net investment loss	Accumulated undistributed net realized gains on investments	Net unrealized appreciation on investments, net of tax	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	27,294,327	$273	$—	$273,716	(2,951,243)	($24,919)	($65,592)	$—	$103,681	—	$—	$287,159	$—	$287,159
Net decrease in net assets resulting from operations	—	—	—	—	—	—	(38,299)	—	23,425	—	—	(14,874)	—	(14,874)
Stock based compensation expense	—	1	—	151	—	—	—	—	—	—	—	152	—	152
Issuance of restricted stock, net	95,726	—	—	—	—	—	—	—	—	—	—	—	—

Balance at March 31, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	(103,891)	—	127,106	—	—	272,437	—	272,437
Adoption of Bank Holding Company Accounting	—	—	—	—	—	—	103,891	—	(127,106)	23,215	—	—	—	—

Balance at April 2, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	—	—	—	23,215	—	272,437	27,065	299,502
Net loss	—	—	—	—	—	—	—	—	—	(19,344)	—	(19,344)	1,614	(17,730)
Distributions on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(1,184)	(1,184)
Stock based compensation	—		—	296	—	—	—	—	—	—	—	296	—	296
Issuance of restricted stock, net	1,242	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	—	—	—	—	(469)	(469)	—	(469)

Balance at September 30, 2018	27,391,295	$274	$—	$274,163	(2,951,243)	($24,919)	$—	$—	$—	$3,871	($469)	$252,920	$27,495	$280,415

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Investment Company Accounting
(Dollars in thousands, except per share data)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net investment loss after income taxes	$(2,490)	$(4,218)
Net realized gains on investments, net of tax	944	3,785
Net unrealized depreciation on investments, net of tax	2,165	(2,634)

Net increase (decrease) in net assets resulting from operations	619	(3,067)

Investment income, net	—	—
Return of capital	—	—
Realized gains from investment transactions, net	—	—

Distributions to shareholders(1)	—	—

Stock-based compensation expense	222	551
Exercise of stock options	—	—

Capital share transactions	222	551

Total increase (decrease) in net assets	841	(2,516)
Net assets at the beginning of the period	282,739	286,096

Net assets at the end of the period(2)	$283,580	$283,580

Capital share activity
Common stock issued, beginning of period	27,227,291	26,976,064
Exercise of stock options	—	—
Issuance of restricted stock, net	(492)	250,735

Common stock issued, end of period	27,226,799	27,226,799

Treasury stock, beginning of period	(2,951,243)	(2,951,243)
Treasury stock acquired	—	—

Treasury stock, end of period	(2,951,243)	(2,951,243)

Common stock outstanding	24,275,556	24,275,556

(1)	Distributions declared were $0.00 and $0.00 per share for the three and nine months ended September 30, 2017.
(2)	Includes $0 of undistributed net investment income, $0 of undistributed net realized gains on investments, and $0 of capital loss carryforwards at September 30, 2017.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Combined	Investment Company Accounting
(Dollars in thousands)	For the Nine Months Ended September 30, 2018 (1)	For the Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,604)	$(3,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	48,781	—
Loans originated	(8,193)	(16,775)
Proceeds from principal receipts, sales, and maturities of loans	13,279	36,922
Paid-in-kind interest	(1,428)	(1,650)
Depreciation and amortization	2,995	410
Change in deferred and other tax assets/liabilities, net	8,676	(12,268)
Amortization of origination fees, net	2,192	55
Net change in loan collateral in process of foreclosure	3,258	—
Capital returned by Medallion Bank and other controlled subsidiaries, net	93	588
Net realized gains on sale of loans and investments	(4,726)	—
Net change in unrealized depreciation on investments	5,380	26,843
Net change in unrealized depreciation on investment other than securities	1,915	—
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(29,115)	(11,089)
Net realized (gains) losses on investments	34,745	(3,785)
Stock-based compensation expense	446	551
Decrease in accrued interest receivable	486	209
Increase in other liabilities	3,159	—
(Increase) decrease in other assets	(7,173)	548
Decrease in accounts payable and accrued expenses	(675)	(354)
Increase (decrease) in accrued interest payable	41	255

Net cash provided by operating activities	41,532	17,393
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(256,933)	—
Proceeds from principal receipts, sales, and maturities of loans	240,915	—
Purchases of investments	(8,304)	—
Proceeds from principal receipts, sales, and maturities of investments	2,475	—

Net cash (used for) investing activities	(21,847)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	336,108	—
Repayments of time deposits and funds borrowed	(253,497)	(18,935)
Purchase of federal funds	8,000	—
Repayments of federal funds	(8,000)	—
Distributions to noncontrolling interests	(1,184)	—
Payments of declared distributions	(65)	(139)

Net cash provided by (used for) financing activities	81,362	(19,074)

	Combined	Investment Company Accounting
(Dollars in thousands)	For the Nine Months Ended September 30, 2018 (1)	For the Nine Months Ended September 30, 2017
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,047	(1,681)
Cash and cash equivalents, beginning of period(2)	42,513	20,962

Cash and cash equivalents, end of period(3)	$143,560	$19,281

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$17,381	$9,692
Cash paid during the period for income taxes	52	48

(1)	Balance includes the six months ended September 30, 2018 under Bank Holding Company Accounting and three months ended March 31, 2018 under Investment Company Accounting.
(2)

Included in the beginning balance for the nine months ended September 30, 2018 was $29,923 of cash, cash equivalents, and federal funds sold as a result of the consolidation of previously unconsolidated subsidiaries and excludes $100 of cash held by the Company on deposit with Medallion Bank.

(3)	Includes federal funds sold for the nine months ended September 30, 2018.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The Company has a controlling ownership stake in Medallion Motorsports, LLC, the primary owner of RPAC Racing, LLC (RPAC), a professional car racing team that competes in the Monster Energy NASCAR Cup Series, which is also consolidated with the Company.

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

Taxi Medallion Loan Trust III (Trust III) was established for the purpose of owning medallion loans originated by MFC or others. Trust III is a variable interest entity (VIE), MFC is the primary beneficiary and as a result the Company consolidated Trust III in its financial results, until consummation of the restructuring subsequent to September 30, 2018. Trust III is a separate legal and corporate entity with its own creditors which, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III, aggregating $63,512,000 at September 30, 2018, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC. As of September 30, 2018, Trust III had liabilities of $98,491,000 and a deficit of $34,979,000, as a result of losses taken on the medallion loans in Trust III. As of September 30, 2018, this amount exceeded the Company’s maximum exposure to Trust III, which is solely due to a limited guaranty by MFC of $5,987,000, by $28,992,000. Refer to Note 19 for a discussion of the restructuring the Company executed subsequent to September 30, 2018.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,142,000 at September 30, 2018, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a net realizable value of $5,535,000 on the Company’s consolidated balance sheet at September 30, 2018 compared to fair value of $7,450,000 and $9,510,000 at December 31, 2017 and September 30, 2017.

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

The consolidated financial statements have been prepared in accordance with GAAP. The Company consolidates all entities it controls through a majority voting interest, a controlling interest through other contractual rights, or as being identified as the primary beneficiary of VIEs. The primary beneficiary is the party who has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding is recorded as non-controlling interest.

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

Equity Investments

Equity investments of $10,752,000 at September 30, 2018, comprised mainly of nonmarketable stock, equity units and equity warrants, are recorded at cost and are evaluated for impairment periodically. Prior to April 2, 2018, equity investments were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in the equity investments were non-marketable securities of $9,521,000 at December 31, 2017.

Investment Securities (Bank Holding Company Accounting)

The Company follows FASB ASC Topic 320, Investments – Debt and Equity Securities (ASC 320), which requires that all applicable investments in equity securities with readily determinable fair values, and debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $186,000, and $26,000 and $47,000 was amortized to interest income for the three and six months ended September 30, 2018. Medallion Bank, a previously unconsolidated subsidiary under Investment Company Accounting, for the period, had net premium on investment securities of $250,000 as of September 30, 2017, and $21,000 and $61,000 was amortized to interest income for the three and nine months ended September 30, 2017. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholder’s equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2018 and December 31, 2017, net loan origination costs were $14,041,000 and $90,000 ($11,187,000 when combined with Medallion Bank). The majority of these loan origination costs were capitalized into the loan balances on April 2, 2018 in connection with the change in reporting status. Net amortization (accretion) to income for the three months ended September 30, 2018 and 2017 was $1,147,000 and ($17,000) ($901,000 when combined with Medallion Bank), and was $2,192,000 ($3,065,000 when combined with Medallion Bank) and ($55,000) ($2,526,000 when combined with Medallion Bank) for the comparable nine month periods.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged off accounts are recorded as a recovery. Total loans more than 90 days past due were $14,061,000 at September 30, 2018, or 1.29% of the total loan portfolio, compared to $60,450,000, or 18.9% at December 31, 2017.

Loan collateral in process of foreclosure primarily includes taxicab medallion loans that have reached 120 days past due and have been charged down to their net realizable value, in addition to consumer repossessed collateral in the process of being sold. The taxicab medallion loan component reflects that the collection activities on the loans have transitioned from working with the borrower, to the liquidation of the collateral securing the loans.

The Company had $123,173,000 and $183,529,000 of net loans pledged as collateral under borrowing arrangements at September 30, 2018 and December 31, 2017.

The Company accounted for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $26,558,000 at September 30, 2018 and $338,867,000 at December 31, 2017, which included $311,988,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, most of which relates to servicing assets held by Medallion Bank, and determined that no material servicing asset or liability existed as of September 30, 2018 and December 31, 2017. The Company assigned its servicing rights to the Medallion Bank portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from Medallion Bank by MSC.

Allowance for Loan Losses (Bank Holding Company Accounting)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at, and for medallion loans, non performing loans are valued at the median sales price over the most recent quarter, and performing medallion loans are reserved utilizing historical loss ratios over a three year lookback period. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result, reserves of $15,587,000 (includes Bank’s reserves since April 2nd); are recorded as a general reserve on medallion loans as an additional buffer against future losses. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

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

Under Investment Company Accounting, the Company recognized unrealized appreciation (depreciation) on investments as the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on investments was $139,700,000, and $100,732,000 as of December 31, 2017 and September 30, 2017. Refer to Note 5 for additional details.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new Bank Holding Company reporting, and was subject to a purchase price accounting allocation process conducted by an independent third party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to impairment testing on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. See below for detailed information on the fair value allocation as of April 2, 2018. As of September 30, 2018, the Company had goodwill and intangible assets of $210,761 and recognized $361 and $722 of amortization expense for the three and nine months periods then ended.

(in thousands)	Fair Value as of March 31, 2018	Allocation as of April 2, 2018
Medallion Bank
Assets
Net loans(1)		$890,000
Other assets		130,393
Liabilities
Funds borrowed and other liabilities		(853,650)

Total fair value excluding goodwill and intangibles		166,743
Goodwill		150,803
Intangibles		28,900

Total fair value(2)	$346,446	$346,446

(1)	Includes $12,387 of premiums associated with the loan portfolio.
(2)	Includes $26,303 of preferred stock held by the US Treasury. See Note 17 for details.

(in thousands)	Fair Value as of March 31, 2018	Allocation as of April 2, 2018
RPAC Racing LLC
Assets
Cash		$1,647
Net fixed assets		774
Race cars and parts, net		203
Race cars held for sale		916
Other assets		1,902
Liabilities
Deferred revenue		(6,531)
Notes payable(1)		(27,220)
Other liabilities		(2,275)

Total fair value excluding goodwill and intangibles		(30,584)
Intangibles		31,779

Total fair value(2)	$1,195	$1,195

(1)	Includes $20,177 due to the Company and its affiliates as of March 31, 2018.
(2)	Fair value as of March 31, 2018 represents the Company’s investment in RPAC Racing LLC series D units.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $131,000 and $23,000 ($64,000 had Medallion Bank been consolidated) for the quarters ended September 30, 2018 and 2017, and was $289,000 and $71,000 ($166,000 had Medallion Bank been consolidated) for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $558,000 and $229,000 ($567,000 had Medallion Bank been consolidated) for the quarters ended September 30, 2018 and 2017, and was $1,322,000 and $697,000 ($1,680,000 had Medallion Bank been consolidated) for the comparable nine months, recorded as interest expense. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts are amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for these purposes was $4,859,000, $3,070,000 ($5,011,000 had Medallion Bank been consolidated), and $3,295,000 ($5,437,000 had Medallion Bank been consolidated) as of September 30, 2018, December 31, 2017, and September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Net loss/ net decrease in net assets resulting from operations available to common shareholders	($4,697)	$619	($34,218)	($3,067)

Weighted average common shares outstanding applicable to basic EPS	24,235,242	23,930,086	24,207,273	23,916,334
Effect of dilutive stock options	—	—	—	—
Effect of restricted stock grants	—	153,833	—	—

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,235,242	24,083,919	24,207,273	23,916,334

Basic loss per share	($0.19)	$0.03	($1.41)	($0.13)
Diluted loss per share	(0.19)	0.03	(1.41)	(0.13)

Potentially dilutive common shares excluded from the above calculations aggregated 115,000 and 359,000 shares as of September 30, 2018 and 2017.

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

During the nine months ended September 30, 2018 and 2017, the Company issued 101,010 and 258,232 of restricted shares of stock-based compensation awards, and 39,000 and 23,333 shares of other stock-based compensation awards, and recognized $151,000 and $446,000, or $0.01 and $0.02 per share for the 2018 third quarter and nine months, and $222,000 and $551,000, or $0.01 and $0.02 per share in the comparable 2017 periods, of non-cash stock-based compensation expense related to the grants. As of September 30, 2018, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $408,000, which is expected to be recognized over the next 11 quarters (see Note 9).

Derivatives

The Company manages its exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of its variable-rate debt in the event of a rapid run up in interest rates. The Company entered into contracts to purchase interest rate caps on $20,000,000 of notional value of principal from various multinational banks, with termination dates ranging to December 2018. The caps provide for payments to the Company if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 for the three and nine months ended September 30, 2018 and $0 and $19,000 for the comparable 2017 periods, and all are carried at $0 on the balance sheet at September 30, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, and that an adequate allowance for loan losses be maintained. As of September 30, 2018, the Bank’s Tier 1 leverage capital ratio was 15.08%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well- capitalized	September 30, 2018	December 31, 2017
Common equity Tier 1 capital	—	—	$138,946	$137,494
Tier 1 capital	—	—	165,249	163,797
Total capital	—	—	178,552	176,876
Average assets	—	—	1,096,094	1,127,087
Risk-weighted assets	—	—	1,010,792	995,145
Leverage ratio(1)	4.0%	5.0%	15.1%	14.5%
Common equity Tier 1 capital ratio(2)	4.5	6.5	13.7	13.8
Tier 1 capital ratio(3)	6.0	8.0	16.3	16.5
Total capital ratio(3)	8.0	10.0	17.7	17.8

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

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

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value. The objective of this update is to modify the disclosure requirements as it relates to the fair value of assets and liabilities. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. The aftermath of the global economic crisis and the delayed recognition of credit losses associated with loans (and other financial instruments) was identified as a weakness in the application of existing accounting standards. Specifically, because the existing “incurred” loss model delays recognition until it is probable a credit loss was incurred, the FASB explored alternatives that would use more forward-looking information. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities and is effective for fiscal years beginning after December 15, 2020 for all other entities, with early adoption permitted. The Company is assessing the impact the update will have on its financial statements, but expects the update to have a significant impact on how the Company expects to account for estimated credit losses on its loans.

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

(3) INVESTMENT SECURITIES (Bank Holding Company Accounting)

Fixed maturity securities available for sale at September 30, 2018 consisted of the following:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$35,147	$9	$(1,188)	$33,968
State and municipalities	12,239	1	(451)	11,789

Total	$47,386	$10	$(1,639)	$45,757

The amortized cost and estimated market value of investment securities as of September 30, 2018 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$27	$27
Due after one year through five years	11,404	11,035
Due after five years through ten years	11,718	11,283
Due after ten years	24,237	23,412

Total	$47,386	$45,757

Information pertaining to securities with gross unrealized losses at September 30, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(143)	$7,165	$(1,045)	$24,751
State and municipalities	(142)	5,918	(309)	5,726

Total	$(285)	$13,083	$(1,354)	$30,477

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

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES (Bank Holding Company Accounting)

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at September 30, 2018 under Bank Holding Company Accounting.

(Dollars in thousands)	Amount	As a Percent of Gross Loans
Recreation	$575,875	53%
Home improvement	169,642	16
Commercial	82,558	7
Medallion	261,470	24

Total gross loans	1,089,545	100%

Allowance for loan losses	(29,484)

Total net loans	$1,060,061

The following table sets forth the activity in the allowance for loan losses for the three and six months ended September 30, 2018 under Bank Holding Company Accounting.

(Dollars in thousands)	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Allowance for loan losses – beginning balance(1)	$21,425	$—
Charge-offs
Recreation	(4,825)	(9,471)
Home improvement	(659)	(1,220)
Commercial	—	—
Medallion	(6,457)	(12,737)

Total charge-offs	(11,941)	(23,428)

Recoveries
Recreation	1,318	3,217
Home improvement	367	606
Commercial	—	4
Medallion	110	304

Total recoveries	1,795	4,131

Net charge-offs	(10,146)	(19,297)

Provision for loan losses	18,205	48,781

Allowance for loan losses – ending balance(2)	$29,484	$29,484

(1)

Beginning balance for the six months ended September 30, 2018 reflects the transition to Bank Holding Company Accounting by netting previously established unrealized depreciation against the gross loan balances resulting in a starting point of zero for this table.

(2)

Includes $15,587 of a general reserve for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 53% of the total allowance, and 7% of the loans in question.

The following table sets forth the composition of the allowance for loan losses by type as of September 30, 2018:

	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$2,880	10%	0.50%
Home Improvement	861	3	0.51
Commercial	100	—	0.12
Medallion	25,643	87	9.81

Total	$29,484	100%	2.71%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The decline reflects the charge-offs of certain loans and their movement to loan collateral in process of foreclosure. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

	Bank Holding Company Accounting		Investment Company Accounting
(Dollars in thousands)	September 30, 2018	June 30, 2018	December 31, 2017 (1)	September 30, 2017 (2)
Total nonaccrual loans	$45,765	$47,904	$98,494	$132,316
Interest foregone quarter to date	563	770	823	1,845
Amount of foregone interest applied to principal in the quarter	350	400	52	574
Interest foregone life to date	8,530	8,281	12,485	16,286
Amount of foregone interest applied to principal life to date	3,412	3,748	3,495	9,750
Percentage of nonaccrual loans to gross loan portfolio	4%	4%	31%	36%

(1)	Does not include Medallion Bank nonaccrual loans of $32,668, $1,487 of interest income foregone and $1,221 of foregone interest paid and applied to principal.
(2)	Does not include Medallion Bank nonaccrual loans of $39,626, $1,278 of interest income foregone and $1,102 of foregone interest paid and applied to principal.

The following presents our performance status of loans as of September 30, 2018 under Bank Holding Company Accounting.

(Dollars in thousands)	Performing	Non-Performing	Total
Recreation	$570,800	$5,075	$575,875
Home improvement	169,475	167	169,642
Commercial	77,155	5,403	82,558
Medallion	223,413	38,057	261,470

Total	$1,040,843	$48,702	$1,089,545

For those loans aged 31-90 days, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following table provides additional information on attributes of the nonperforming loan portfolio as of September 30, 2018 under Bank Holding Company Accounting, all of which had an allowance recorded against the principal balance.

	September 30, 2018			Three Months Ended September 30, 2018		Six Months Ended September 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Recreation	$5,075	$5,075	$180	$5,494	$106	$4,496	$231
Home improvement	167	167	3	178	—	119	—
Commercial	5,403	5,814	100	7,047	(82)	5,838	(12)
Medallion	38,057	39,038	10,085	55,065	101	54,917	215

Total nonperforming loans with an allowance	$48,702	$50,094	$10,368	$67,784	$125	$65,370	$434

The following table provides additional information on attributes of the nonperforming loan portfolio as of December 31, 2017 and September 30, 2017.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
December 31, 2017
Medallion(3)	$79,871	$82,612	$128,671
Commercial(3)	18,623	20,491	18,792
September 30, 2017
Medallion(3)	$120,716	$123,199	$124,944
Commercial(3)	11,600	18,867	11,951

(1)	As of December 31, 2017 and September 30, 2017, $20,851 and $55,871 of unrealized depreciation was recorded as a valuation allowance on these loans.
(2)	Interest income of $124 and $1,383 was recognized on loans for the three and nine months ended September 30, 2017.
(3)

Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $4,609 and $9,750 as of December 31, 2017 and September 30, 2017, which is included in the nonaccrual disclosures on page 25.

The following tables show the aging of all loans as of September 30, 2018 and December 31, 2017:

Bank Holding Company Accounting	Days Past Due						Recorded Investment > 90 Days and Accruing
September 30, 2018 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total (1)
Recreation	$14,974	$4,095	$3,164	$22,233	$534,065	$556,298	$—
Home improvement	782	212	175	1,169	170,825	171,994	—
Commercial	471	95	421	987	81,571	82,558	—
Medallion	11,012	4,993	10,301	26,306	227,187	253,493	—

Total	$27,239	$9,395	$14,061	$50,695	$1,013,648	$1,064,343	$—

(1)	Excludes loan premiums of $10,606 resulting from purchase price accounting and $14,596 of capitalized loan origination costs.

Investment Company Accounting	Days Past Due						Recorded Investment > 90 Days and Accruing
December 31, 2017 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total
Medallion loans	$16,049	$12,387	$59,701	$88,137	$140,279	$228,416	$265

Commercial loans
Secured mezzanine	—	—	—	—	88,334	88,334	—
Other secured commercial	—	—	749	749	1,728	2,477	—

Total commercial loans	—	—	749	749	90,062	90,811	—

Total	$16,049	$12,387	$60,450	$88,886	$230,341	$319,227	$265

The following table shows the troubled debt restructurings which the Company entered into during the three months ended September 30, 2018 under Bank Holding Company Accounting.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	10	$4,810	$4,810

The following table shows the troubled debt restructurings which the Company entered into during the nine months ended September 30, 2018 under a combined accounting approach.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	17	$7,505	$7,505

During the twelve months ended September 30, 2018, three loans modified as troubled debt restructurings were in default and had an investment value of $1,305,000 as of September 30, 2018, net of $773,000 of an allowance for loan loss under Bank Holding Company Accounting.

The following table shows troubled debt restructurings which the Company entered into during the quarter ended September 30, 2017 under Investment Company Accounting.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	7	$2,994	$2,994

The following table shows troubled debt restructurings which the Company entered into during the nine months ended September 30, 2017 under Investment Company Accounting.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	54	$34,905	$34,831

Commercial loans	2	6,547	6,547

Total	56	$41,452	$41,378

During the twelve months ended September 30, 2017, sixteen loans modified as troubled debt restructurings were in default and had an investment value of $5,027,000 as of September 30, 2017, net of $4,495,000 of unrealized depreciation under Investment Company Accounting.

(5) UNREALIZED APPRECIATION (DEPRECIATION) AND REALIZED GAINS (LOSSES) ON INVESTMENTS (Investment Company Accounting)

The following table sets forth the pre-tax change in the Company’s unrealized appreciation (depreciation) on investments under Investment Company Accounting for the three months ended March 31, 2018 and for the 2017 quarters shown below.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2017	($20,338)	($513)	$158,920	$3,121	($1,490)	$139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	37,797
Depreciation on investments	(38,170)	18	—	—	(1,915)	(40,067)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	34,747	—	—	—	—	34,747

Balance March 31, 2018	($23,761)	($495)	$197,715	$2,123	($3,405)	$172,177

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2016	($28,523)	($1,378)	$152,750	$3,934	$584	$127,367
Net change in unrealized
Appreciation on investments	—	—	3,751	1,261	—	5,012
Depreciation on investments	(8,670)	(332)	—	—	—	(9,002)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(2,093)	—	(2,093)
Losses on investments	825	—	—	486	—	1,311

Balance March 31, 2017	(36,368)	(1,710)	156,501	3,588	584	122,595
Net change in unrealized
Appreciation on investments	—	—	(771)	120	—	(651)
Depreciation on investments	(12,425)	(118)	—	—	—	(12,543)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	337	636	—	—	—	973

Balance June 30, 2017	(48,456)	(1,192)	155,730	3,708	584	110,374
Net change in unrealized
Appreciation on investments	—	—	(2,771)	(361)	—	(3,132)
Depreciation on investments	(6,669)	75	—	—	(15)	(6,609)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(272)	—	(272)
Losses on investments	311	60	—	—	—	371

Balance September 30, 2017	($54,814)	($1,057)	$152,959	$3,075	$569	$100,732

The table below summarizes pre-tax components of unrealized and realized gains and losses in the investment portfolio for the three months ended March 31, 2018 and the three and nine months ended September 30, 2017 under Investment Company Accounting.

	Three Months Ended
(Dollars in thousands)	March 31, 2018	September 30, 2017	Nine Months Ended September 30, 2017
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($998)	($361)	$1,132
Unrealized depreciation	(38,152)	(6,594)	(28,253)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115	2,035	11,089
Realized gains	—	(272)	(2,363)
Realized losses	34,747	371	2,656
Net unrealized losses on investments other than securities and other assets	(1,915)	(15)	(15)

Total	$22,797	$(4,836)	$(15,754)

Net realized gains (losses) on investments
Realized gains	$—	$272	$2,363
Realized losses	(34,747)	(371)	(2,656)
Other gains	—	1,187	4,189
Direct recoveries (chargeoffs)	2	(144)	(111)
Realized gains on investments other than securities and other assets	—	—	—

Total	($34,745)	$944	$3,785

(6) MEDALLION BANK

The following note is included for informational purposes as it relates to the prior periods when the Company reported under Investment Company Accounting and as such, was not able to consolidate Medallion Bank’s results.

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three and nine months ended September 30, 2017.

(Dollars in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Statement of comprehensive income
Investment income	$29,259	$82,247
Interest expense	3,660	9,952

Net interest income	25,599	72,295
Noninterest income	28	99
Operating expenses	6,668	19,368

Net investment income before income taxes	18,959	53,026
Income tax provision	2,940	7,035

Net investment income after income taxes	16,019	45,991
Net realized/unrealized losses of Medallion Bank	(10,859)	(34,586)

Net increase in net assets resulting from operations of Medallion Bank	5,160	11,405
Unrealized depreciation on Medallion Bank(1)	(592)	(1,212)
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	(2,533)	896

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$2,035	$11,089

(1)

Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury, and the fair value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheet and the net investment in other controlled subsidiaries as of December 31, 2017.

(Dollars in thousands)	December 31, 2017
Loans	$864,819
Investment securities, at fair value	43,478

Net investments	908,297
Cash	110,233
Other assets, net	58,827

Total assets	$1,077,357

Other liabilities	$3,836
Due to affiliates	1,055
Deposits and other borrowings, including accrued interest payable	908,236

Total liabilities	913,127
Medallion Bank equity(2)	164,230

Total liabilities and equity	$1,077,357

Investment in other controlled subsidiaries	$11,449
Total investment in Medallion Bank and other controlled subsidiaries(3)	$302,147

(1)	Includes $26,303 of preferred stock issued to the US Treasury under the Small Business Lending Fund Program (SBLF).
(2)	Includes $152,267 of unrealized appreciation on Medallion Bank, in excess of Medallion Bank’s book value as of December 31, 2017.

(7) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending September 30,						Bank Holding Company Accounting September 30,	Investment Company Accounting December 31,	Interest
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	2018	2017	Rate (1)
Deposits	$417,151	$213,514	$135,218	$140,394	$40,698	$—	$946,975	$—	2.04%
DZ loan	96,058	—	—	—	—	—	96,058	99,984	3.86%
SBA debentures and borrowings	3,621	25,877	8,500	—	5,000	37,500	80,498	79,564	3.40%
Notes payable to banks	60,039	—	7,265	—	—	—	67,304	81,450	4.47%
Retail notes	—	—	33,625	—	—	—	33,625	33,625	9.00%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	4.45%
Other borrowings	500	7,114	—	—	—	—	7,614	—	2.00%

Total	$577,369	$246,505	$184,608	$140,394	$45,698	$70,500	$1,265,074	$327,623	2.64%

(1)	Weighted average contractual rate as of September 30, 2018.

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

(Dollars in thousands)	September 30, 2018
Three months or less	$126,721
Over three months through six months	72,280
Over six months through one year	218,150
Over one year	529,824

Total deposits	$946,975

(B) DZ LOAN

In December 2008, Trust III entered into a loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ loan), which was extended in December 2013 until December 2016, and which has been further extended several times and currently terminates in December 2018. The line was reduced to $150,000,000, and was further reduced in stages to $125,000,000 on July 1, 2016, and remains as an amortizing facility, with $96,058,000 outstanding at September 30, 2018. During 2017 and 2018, the DZ loan was amended several times, for the most part to improve Trust III’s flexibility under the credit facility. Also, see Note 7(H) below.

Borrowings under Trust III’s DZ loan are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. The DZ loan includes a borrowing base covenant and rapid amortization in certain circumstances. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. The interest rate with the 2013 extension is a pooled short-term commercial paper rate which approximates LIBOR (30 day LIBOR was 2.26% at September 30, 2018) plus 1.65%.

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with the SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756 (the SBA Loan). In connection with the SBA Loan, FSVC executed a Note (the SBA Note), with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum, required a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018 (which was paid), and requires a minimum of $10,000,000 of principal and interest to be paid on or before February 1, 2019, and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations and warranties and covenants defaults. As of September 30, 2018, $172,485,000 of commitments had been fully utilized, there were $3,000,000 of commitments available, and $80,498,000 was outstanding, including $29,498,000 under the SBA Note.

(D) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years, as well as other non-bank lenders. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of September 30, 2018.

(Dollars in thousands)
Borrower	# of Lenders / Notes	Note Dates	Maturity Dates	Type	Note Amounts	Balance Outstanding at September 30, 2018	Monthly Payment	Average Interest Rate at September 30, 2018	Interest Rate Index (1)
The Company	6/6	4/11 - 8/14	11/18 - 7/19	Term loans and demand notes secured by pledged loans (2)	$47,621	$47,621	Interest(3)	4.87%	Various	(2)
Medallion Chicago	3/28	11/11 - 12/11	6/19 - 9/21	Term loans secured by owned Chicago medallions (4)	25,708	19,683	$171 principal & interest	3.50%	N/A

					$73,329	$67,304

(1)	At September 30, 2018, 30 day LIBOR was 2.26%, 360 day LIBOR was 2.92%, and the prime rate was 5.25%.
(2)

One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, one note has a fixed interest rate of 4.50%, one note has an interest rate of LIBOR plus 3.50%, and the other interest rates on these borrowings are LIBOR plus 2%.

(3)	Various agreements call for remittance of all principal received on pledged loans subject to minimum monthly payments ranging from $0 to $75.
(4)	Guaranteed by the Company.

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

(F) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (2.40% at September 30, 2018) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At September 30, 2018, $33,000,000 was outstanding on the preferred securities.

(G) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty (refer to Note 13 for more details). At December 31, 2017, the total outstanding on these notes was $7,007,894 at a 2.00% annual interest rate compounded monthly and due March 31, 2020. As of September 30, 2018, $7,114,000 was outstanding on these notes. Additionally, RPAC has a short term promissory note to Travis Burt, an unrelated party, for $500,000 due on December 31, 2018.

(H) COVENANT COMPLIANCE

Certain of the Company’s debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth. The Company was not in compliance with a financial covenant in the DZ loan agreement as of September 30, 2018. The Company is currently in the process of working with DZ Bank to amend such covenant in the DZ loan agreement. Historically the Company has received approvals for similar amendments. While there can be no assurance that it will be received, the Company has received preliminary indication from DZ Bank that it will obtain approval for such an amendment. Except as previously set forth, the Company is in compliance with such restrictions as of September 30, 2018.

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Goodwill and other intangibles/unrealized gain on investments in Medallion Bank	($45,736)	($35,297)
Provision for loan losses/unrealized losses on loans and nonaccrual interest	27,002	10,071
Net operating loss carryforwards(1)	17,062	615
Unrealized gains on investments in other controlled subsidiaries	—	(3,617)
Unrealized gains on investments other than securities	—	(1,395)
Accrued expenses, compensation, and other	1,815	782
Unrealized gains on investments and other assets	(3,877)	(542)

Total deferred tax liability	(3,734)	(29,383)
Valuation allowance	(167)	(39)

Deferred tax liability, net	(3,901)	(29,422)
Taxes receivable	1,890	16,886

Net deferred and other tax liabilities	($2,011)	($12,536)

(1)

As of September 30, 2018, various subsidiaries of the Company had $11,148 of net operating loss carryforwards that expire at various dates between December 31, 2026 and December 31, 2035, which had a net asset value of $2,057 as of the balance sheet date.

The components of our tax benefit for the three and nine months ended September 30, 2018 and 2017 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Current
Federal	($9,353)	($910)	($3,040)	$639
State	(2,318)	(807)	(1,078)	(445)
Deferred
Federal	9,100	1,609	8,128	7,275
State	2,688	6,263	768	7,675

Net benefit for income taxes	$117	$6,155	$4,778	$15,144

The following table presents a reconciliation of statutory federal income tax benefit to consolidated actual income tax benefit reported in net income/net increase in net assets for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Statutory Federal Income tax benefit at 21% (35% in 2017)	$877	$1,937	$8,106	$6,374
State and local income taxes, net of federal income tax benefit	(107)	99	994	327
Appreciation of Medallion Bank	—	1,681	(1,974)	3,731
Depreciation of other unconsolidated subsidiaries	—	(462)	—	(462)
Utilization of carry forwards	(247)	459	(910)	2,715
Change in effective state income tax rate	—	3,232	(1,358)	3,232
Non deductible expenses	(215)	—	(403)	—
Other	(191)	(791)	323	(773)

Total income tax benefit	$117	$6,155	$4,778	$15,144

On December 22, 2017, the US Government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduced the Company’s corporate statutory income tax rate from 35% to 21%, but eliminated or increased certain permanent differences.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company has determined the valuation allowance as of September 30, 2018.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah tax filings of the Company for the tax years 2015 through the present are the more significant filings that are open for examination. Currently the Company and the Bank are undergoing various state exams covering the years 2009 to 2011 and 2013 to 2016.

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

The Company’s Board of Directors approved the 2018 Equity Incentive Plan (2018 Plan), which was approved by the Company’s shareholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees, including options, restricted stock, stock appreciation rights, etc. A total of 1,494,558 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,455,558 remained issuable as of September 30, 2018. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever first occurs.

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

Additional shares are only available for future issuance under the 2018 Plan. At September 30, 2018, 144,666 options on the Company’s common stock were outstanding under the 2006 Stock Option Plan, and 2015 Director Plan, of which 79,778 options were exercisable, and there were 202,971 unvested shares of the Company’s common stock outstanding under the 2015 Restricted Stock Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumption categories are used to determine the value of any option grants.

	Nine Months Ended September 30,
	2018	2017
Risk free interest rate	2.82%	1.84%
Expected dividend yield	4.86	7.39
Expected life of option in years(1)	6.00	6.00
Expected volatility(2)	30.00	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2018 quarters and the 2017 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2016	345,518	$7.10-13.84	$9.67
Granted	29,666	2.14-2.61	2.35
Cancelled	(54,558)	10.76-11.21	10.94
Exercised(1)	—	—	—

Outstanding at December 31, 2017	320,626	2.14-13.84	8.78
Granted	—	—	—
Cancelled	—	—	—
Exercised(1)	—	—	—

Outstanding at March 31, 2018	320,626	2.14-13.84	8.78
Granted	24,000	5.58	5.58
Cancelled	(214,960)	9.22-9.24	9.22
Exercised(1)	—	—	—

Outstanding at June 30, 2018	129,666	$2.14-13.84	$7.45
Granted	15,000	5.27	5.27
Cancelled	—	—	—
Exercised(1)	—	—	—

Outstanding at September 30, 2018(2)	144,666	$2.14-13.84	$7.23
Options exercisable at September 30, 2018(2)	79,778	$2.22-13.84	$9.44

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and $0 for the 2018 and 2017 third quarter and nine months.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2018 and the related exercise price of the underlying options, was $174,000 for outstanding options and $33,000 for exercisable options as of September 30, 2018. The remaining contractual life was 7.22 years for outstanding options and 5.51 years for exercisable options at September 30, 2018.

The following table presents the activity for the restricted stock programs for the 2018 quarters and the 2017 full year.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2016	167,703	$3.95-13.46	$8.88
Granted	327,251	2.06-3.93	2.48
Cancelled	(8,988)	2.14-10.08	3.07
Vested(1)	(77,384)	9.08-13.46	11.09

Outstanding at December 31, 2017	408,582	2.06-10.38	3.45
Granted	97,952	4.39	4.39
Cancelled	(2,226)	3.93-9.08	5.86
Vested(1)	(296,313)	2.06-10.38	3.24

Outstanding at March 31, 2018	207,995	2.06-7.98	4.16
Granted	212	3.93	3.93
Cancelled	(199)	3.93	3.93
Vested(1)	—	—	—

Outstanding at June 30, 2018	208,008	2.06-13.84	7.45
Granted	2,846	5.27	5.27
Cancelled	(1,617)	3.93-3.95	3.94
Vested(1)	(6,266)	7.98	7.98

Outstanding at September 30, 2018(2)	202,971	$2.06-5.27	$4.07

(1)	The aggregate fair value of the restricted stock vested was $32,000 and $1,241,000 for the three and nine months ended September 30, 2018, and was $0 and $151,000 for the comparable 2017 periods.
(2)	The aggregate fair value of the restricted stock was $1,350,000 as of September 30, 2018. The remaining vesting period was 1.51 years at September 30, 2018.

The following table presents the activity for the unvested options outstanding under the plans for the 2018 quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017 and March 31, 2018	46,666	$2.14-9.38	$4.52
Granted	24,000	5.58	5.58
Cancelled	—	—	—
Vested	(17,000)	2.22-9.38	7.16

Outstanding at June 30, 2018	53,666	$2.14-7.10	$4.16
Granted	15,000	5.27	5.27
Cancelled	—	—	—
Vested	(3,778)	2.61	2.61

Outstanding at September 30, 2018	64,888	$2.14-7.10	$4.51

The intrinsic value of the options vested was $10,000 and $24,000 for the three and nine months ended September 30, 2018.

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

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states, with the highest concentrations in Texas, California, and Florida, at 17%, 11%, and 11% of loans outstanding and no other states over 10%. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in pools, solar panels, and roofing, at 34%, 18%, 13% of total loans outstanding, and no other product lines over 10%. The commercial lending segment focuses on enterprise wide industries, including manufacturing, retail trade, information, recreation and various other industries, in which 47% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of the taxicab medallions, taxicabs, and related assets, of which 88% were in New York City as of September 30, 2018.

In addition, our non-operating segments include RPAC which is a race car team and our corporate and other segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements.

The following tables present segment data at September 30, 2018 and for the three and six months then ended.

Three Months Ended September 30, 2018	Consumer Lending		Commercial Lending	Medallion Lending	RPAC	Corp. and Other	Consolidated
(dollars in thousands)	Recreation	Home Improvement
Total interest income	$24,001	$3,968	$2,637	$2,126	$—	$420	$33,152
Total interest expense	2,306	709	681	3,672	40	1,479	8,887

Net interest income (loss)	21,695	3,259	1,956	(1,546)	(40)	(1,059)	24,265
Provision for loan losses	4,423	598	(75)	13,259	—	—	18,205

Net interest income after loss provision	17,272	2,661	2,031	(14,805)	(40)	(1,059)	6,060
Sponsorship and race winnings	—	—	—	—	5,371	—	5,371
Race team related expenses	—	—	—	—	(2,876)	—	(2,876)
Other income (expense)	(3,160)	400	(934)	(4,077)	(1,887)	(2,860)	(12,518)

Net income before taxes	14,112	3,061	1,097	(18,882)	568	(3,919)	(3,963)
Income tax benefit (provision)	(3,979)	(863)	(254)	4,371	(107)	949	117

Net Income (loss) after tax	$10,133	$2,198	$843	($14,511)	$461	($2,970)	($3,846)

Balance Sheet Data
Total loans, net	$572,995	$168,781	$82,458	$235,827	$—	$—	$1,060,061
Total assets	582,610	175,333	90,380	369,763	36,237	317,084	1,571,407
Total funds borrowed	431,868	132,914	71,655	399,750	7,614	221,273	1,265,074

Selected Financial Ratios
Return on assets	6.80%	4.57%	3.35%	(15.23%)	4.94%	(4.60%)	(1.19%)
Return on equity	27.77	19.99	6.99	NM	42.83	(16.79)	(6.59)
Interest yield	15.87	8.10	12.87	3.41	N/A	N/A	10.75
Net interest margin	14.34	6.65	9.54	(2.48)	N/A	N/A	7.94
Reserve coverage	0.50	0.51	0.12	9.81	N/A	N/A	2.71
Delinquency ratio	0.55	0.10	0.51	4.06	N/A	N/A	1.29
Charge off ratio	3.19	1.34	0.00	10.35	N/A	N/A	3.69

Six Months Ended September 30, 2018	Consumer Lending		Commercial Lending	Medallion Lending	RPAC	Corp. and Other	Consolidated
(dollars in thousands)	Recreation	Home Improvement
Total interest income	$46,133	$8,605	$4,959	$5,315	$—	$784	$65,796
Total interest expense	4,442	1,448	1,336	7,045	81	2,460	16,812

Net interest income (loss)	41,691	7,157	3,623	(1,730)	(81)	(1,676)	48,984
Provision for loan losses	9,133	1,475	100	38,073	—	—	48,781

Net interest income after loss provision	32,558	5,682	3,523	(39,803)	(81)	(1,676)	203
Sponsorship and race winnings	—	—	—	—	10,599	—	10,599
Race team related expenses	—	—	—	—	(5,416)	—	(5,416)
Other income (expense)	(8,680)	(1,285)	(2,044)	(6,888)	(4,124)	(4,233)	(27,254)

Net income before taxes	23,878	4,397	1,479	(46,691)	978	(5,909)	(21,868)
Income tax benefit (provision)	(6,141)	(1,159)	(339)	10,528	(150)	1,399	4,138

Net Income (loss) after tax	$17,737	$3,238	$1,140	($36,163)	$828	($4,510)	($17,730)

Balance Sheet Data
Total loans, net	$572,995	$168,781	$82,458	$235,827	$—	$—	$1,060,061
Total assets	582,610	175,333	90,380	369,763	36,237	317,084	1,571,407
Total funds borrowed	431,868	132,914	71,655	399,750	7,614	221,273	1,265,074

Selected Financial Ratios
Return on assets	6.14%	3.42%	2.15%	(18.49%)	4.46%	(3.67%)	(2.51%)
Return on equity	25.48	15.22	4.81	NM	38.67	(11.85)	(13.34)
Interest yield	15.88	8.94	12.24	4.03	N/A	N/A	10.91
Net interest margin	14.35	7.44	8.94	(1.31)	N/A	N/A	8.17
Reserve coverage	0.50	0.51	0.12	9.81	N/A	N/A	2.71
Delinquency ratio	0.55	0.10	0.51	4.06	N/A	N/A	1.29
Charge off ratio	3.26	1.27	0.00	9.66	N/A	N/A	3.53

(11) OTHER OPERATING EXPENSES (Investment Company Accounting)

The major components of other operating expenses were as follows.

(dollars in thousands)	For the Three Months Ended March 31, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Directors’ fees	$89	$101	$230
Miscellaneous taxes	120	84	170
Computer expenses	74	51	176
Depreciation and amortization	23	23	71
Other expenses	281	161	464

Total other operating expenses	$587	$420	$1,111

(12) SELECTED FINANCIAL RATIOS AND OTHER DATA (Investment Company Accounting)

The following table provides selected financial ratios and other data for the three months ended March 31, 2018 and September 30, 2017, and the nine months ended September 30, 2017 under Investment Company Accounting.

	Three Months Ended,		Nine Months Ended, September 30, 2017
(Dollars in thousands, except per share data)	March 31, 2018	September 30, 2017
Net share data
Net asset value at the beginning of the period	$11.80	$11.65	$11.91
Net investment loss	(0.15)	(0.07)	(0.26)
Income tax benefit	0.03	0.26	0.63
Net realized gains (losses) on investments	(1.44)	0.04	0.16
Net change in unrealized appreciation (depreciation) on investments	0.94	(0.20)	(0.66)

Net increase (decrease) in net assets resulting from operations	(0.62)	0.03	(0.13)
Issuance of common stock	(0.03)	(0.00)	(0.10)
Repurchase of common stock	—	—	—
Net investment income	—	—	—
Return of capital	—	—	—
Net realized gains on investments	—	—	—

Total distributions	—	—	—

Total increase (decrease) in net asset value	(0.65)	0.03	(0.23)

Net asset value at the end of the period(1)	$11.15	$11.68	$11.68

Per share market value at beginning of period	$3.53	$2.39	$3.02
Per share market value at end of period	4.65	2.17	2.17
Total return(2)	129%	(37%)	(38%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$272,437	$283,580	$283,580
Average net assets	$284,021	$284,151	$285,673
Total expense ratio(3) (4)	10.02%	1.49%	2.21%
Operating expenses to average net assets(4)	5.87	5.13	4.49
Net investment loss after income taxes to average net assets(4)	(4.61)	(3.48)	(1.97)

(1)	Includes $0 and $0 of undistributed net investment income per share and $0 and $0 of undistributed net realized gains per share as of March 31, 2018 and September 30, 2017.
(2)

Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)

MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,290 and $1,330, and operating expenses of $1,150 and $1,037, which formerly were the Company’s were now MSC’s for the three months ended March 31, 2018 and September 30, 2017, and were $3,938 of servicing fee income, and $3,129 of operating expenses for the nine months ended September 30, 2017. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 11.75%, 6.88%, and 7.51% in the March 31, 2018 quarter, 3.10%, 6.58%, and (3.23%) in the September 30, 2017 quarter, and 3.86%, 5.95%, and (1.97%) in the nine months ended September 30, 2017.

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

The Company’s consolidated subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which they make an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Petty of $7,114,000 that earns interest at an annual rate of 2% as of September 30, 2018.

The Company and MSC serviced $311,988,000 and $314,974,000 of loans for Medallion Bank at December 31, 2017 and September 30, 2017. Under Investment Company Accounting, included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company had assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned entity that had been unconsolidated under Investment Company Accounting. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, in the three months ended March 31, 2018 and the three and nine months ended September 30, 2017, $1,290,000, $1,330,000 and $3,938,000 of servicing fee income was earned by MSC.

The following table summarizes the net revenues received from Medallion Bank not eliminated under Investment Company Accounting.

	Three Months Ended,		Nine Months Ended, September 30, 2017
(Dollars in thousands)	March 31, 2018	September 30, 2017
Reimbursement of operating expenses	$250	$182	$636
Loan origination and servicing fees	6	2	5

Total other income	$256	$184	$641

The Company had a loan to Medallion Fine Art, Inc. in the amount of $999,000 as of December 31, 2017, which was repaid in full during the 2018 first quarter. The loan bore interest at a rate of 12%, all of which was paid in kind. During 2017, the Company advanced $0, and was repaid $2,165,000 with respect to this loan. Additionally, the Company recognized $10,000 of interest income not eliminated for the nine months ended September 30, 2018, and $38,000 and $163,000 in the three and nine months ended September 30, 2017 with respect to this loan.

The Company and MCI have loans to RPAC, an affiliate of Medallion Motorsports LLC, which totaled $16,472,000 as of December 31, 2017 and under Investment Company Accounting had not been eliminated, and which were placed on nonaccrual during 2017. These loans have been eliminated in consolidation for the three and six months ended as of September 30, 2018. The loans bear interest at 2%, inclusive of cash and paid in kind interest. The Company and MCI recognized $0 of interest income for the three months ended March 31, 2018, and $0 and $56,000 for the three and nine months ended September 30, 2017 with respect to these loans.

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

(a) Cash – Book value equals market value.

(b) Equity securities – The Company’s equity securities are recorded at cost less impairment, which approximated fair value.

(c) Investment securities – The Company’s investments are recorded at the estimated fair value of such investments.

(d) Loans receivable – The Company’s loans are recorded at book value which approximated fair value.

(e) Floating rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(f) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2018 and December 31, 2017, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	Bank Holding Company Accounting September 30, 2018		Investment Company Accounting December 31, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and federal funds sold(1)	$143,560	$143,560	$12,690	$12,690
Equity investments	10,752	10,752	—	—
Investment securities	45,757	45,757	—	—
Loans receivable	1,060,061	1,060,061	—	—
Investments	—	—	610,135	610,135
Accrued interest receivable(2)	7,005	7,005	547	547
Financial liabilities
Funds borrowed(3)	1,265,074	1,266,016	327,623	330,084
Accrued interest payable	6,118	6,118	3,831	3,831

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.
(3)	As of September 30, 2018 and December 31, 2017, publicly traded retail notes traded at a premium to par of $942 and $2,461.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2018.

Bank Holding Company Accounting (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,752	$10,752
Available for sale investment securities(1)	—	45,757	—	45,757

Total	$—	$45,757	$10,752	$56,509

(1)	Total unrealized losses of $469, net of tax, was included in accumulated other comprehensive income (loss) for the six months ended September 30, 2018 related to these assets.

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

The investment in Medallion Bank was subject to a thorough valuation analysis as described previously, and on at least an annual basis, the Company also received an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determined whether any factors gave rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,489,000 was recorded in 2017, and $39,826,000 was recorded in 2018.

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

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarter and six months ended September 30, 2018, under Bank Holding Company Accounting, and for the quarters ended March 31, 2018 and September 30, 2017 and the nine months ended September 30, 2017 under Investment Company Accounting.

(Dollars in thousands)	Equity Investments
June 30, 2018	$10,773
Gains (losses) included in earnings	(400)
Purchases, investments, and issuances	631
Sales, maturities, settlements, and distributions	(252)
Transfers in	—

September 30, 2018	$10,752

Amounts related to held assets(1)	($400)

(Dollars in thousands)	Equity Investments
March 31, 2018	$9,458
Gains (losses) included in earnings	(774)
Purchases, investments, and issuances	1,160
Sales, maturities, settlements, and distributions	(469)
Transfers in(2)	1,377

September 30, 2018	$10,752

Amounts related to held assets(1)	($774)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2018.
(2)	Represents the removal of RPAC investments eliminated in consolidation as well as the transfer of LAX from controlled subsidiaries during the 2018 second quarter.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subsidiaries	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2017	$208,279	$90,188	$302,147	$9,521	$7,450	$339
Gains (losses) included in earnings	(38,190)	(8)	29,143	(993)	(1,915)	—
Purchases, investments, and issuances	7	7,252	462	935	—	—
Sales, maturities, settlements, and distributions	(8,941)	(3,812)	(583)	(5)	—	—

March 31, 2018	$161,155	$93,620	$331,169	$9,458	$5,535	$339

Amounts related to held assets(1)	($38,190)	($10)	$29,143	($993)	($1,915)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2018.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subsidiaries	Equity Investments	Investments Other Than Securities	Other Assets
June 30, 2017	$233,415	$78,092	$301,819	$10,316	$9,510	$354
Gains (losses) included in earnings	(6,690)	(73)	3,291	(325)	—	(15)
Purchases, investments, and issuances	1,475	6,007	250	300	—	—
Sales, maturities, settlements, and distributions	(3,620)	(1,266)	(1,499)	(307)	—	—

September 30, 2017	$224,580	$82,760	$303,861	$9,984	$9,510	$339

Amounts related to held assets(1)	($6,669)	$75	$3,291	($325)	$—	($15)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2017.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subs	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2016	$266,816	$83,634	$293,360	$8,407	$9,510	$354
Gains (losses) included in earnings	(27,837)	(476)	12,345	3,830	—	(15)
Purchases, investments, and issuances	1,795	13,823	652	1,156	—	—
Sales, maturities, settlements, and distributions	(16,194)	(14,221)	(2,496)	(3,409)	—	—

September 30, 2017	$224,580	$82,760	$303,861	$9,984	$9,510	$339

Amounts related to held assets(1)	($27,764)	($375)	$12,345	$1,056	$—	($15)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2017.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2018.

2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$48,702	$48,702
Loan collateral in process of foreclosure			59,761	59,761
Other receivables			5,500	5,500

Total	$—	$—	$113,963	$113,963

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

The valuation techniques and significant unobservable inputs used in recurring level 3 fair value measurements of assets and liabilities as of September 30, 2018 were as follows under Bank Holding Company Accounting.

(Dollars in thousands)	Fair Value at 9/30/18	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	6,538	Investee financial analysis	Financial condition and operating performance of the borrower Collateral support	N/A
	2,550	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Precedent arm’s length offer	Business enterprise value	$6,018 – $7,218
			Business enterprise value/revenue multiples	0.94x – 4.42x
	1,455	Precedent market transaction	Offering price	$8.73 / share
	209	Investee book value	Valuation indicated by investee filings	N/A

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

(18) VARIABLE INTEREST ENTITIES

During the quarter, the Company determined that Trust III is a VIE. Trust III had been consolidated as a subsidiary of MFC historically, although it should have been consolidated under the variable interest model, since MFC is its primary beneficiary. Trust III is a VIE since the key decision-making authority rests in the servicing agreement (where MFC is the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights are considered a variable interest. In addition, this conclusion is supported by a qualitative assessment that Trust III does not have sufficient equity at risk. Since the inception of Trust III, MFC has also been subject to a limited guaranty which was considered a variable interest because MFC absorbed variability as a result of the on-going performance of the loans in Trust III.

The following table shows the assets and liabilities of Trust III as of September 30, 2018 and December 31, 2017.

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands)	UNAUDITED September 30, 2018	December 31, 2017
Assets
Cash	$166	$393
Net loans receivable	45,384	—
Net investments	—	96,688
Accrued interest receivable	97	170
Loan collateral in process of foreclosure	17,865	—

Total assets	$63,512	$97,251

Liabilities
Accounts payable and accrued expenses	$69	$—
Accrued interest payable	2,364	1,849
DZ loan	96,058	99,984

Total liabilities	98,491	101,833

Assets held by Trust III are restricted and can only be used to settle obligations owed to DZ Bank. The liabilities of Trust III are non-recourse to the Company and are subject to a limited guaranty by MFC of $5,987 at September 30, 2018. The Company and MFC are not required to provide financial support to Trust III in excess of the limited guaranty.

(19) SUBSEQUENT EVENTS

On October 29, 2018, a credit facility with a maturity date of November 1, 2018 was extended until March 1, 2019.

On November 8, 2018, MFC’s limited recourse guaranty of the obligations of Trust III to DZ Bank was terminated. As consideration for the termination of such guaranty, MFC issued to DZ Bank a promissory note in the amount of $1.4 million, payable in quarterly installments over the next five years. This restructuring resulted in the deconsolidation of Trust III in the Company’s financial results effective November 8, 2018; subsequent to such date, the Company will not include any additional losses incurred by Trust III.

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

Investment Company Accounting

(Dollars in thousands)	Obligor Name/ Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Medallion Loans
New York					350	53%	4.23%	$10,898	$168,710	$167,226	$151,309
	Sean Cab Corp ##	Term Loan	12/09/11	11/23/18	1	1%	4.63%		$3,159	$3,159	$3,159
	Real Cab Corp ##	Term Loan	07/20/07	12/20/17	1	1%	2.81%		$2,545	$2,545	$2,545
	Real Cab Corp ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$350	$350	$350
	Slo Cab Corp ##	Term Loan	07/20/07	12/20/17	1	1%	2.81%		$1,527	$1,527	$1,527
	Slo Cab Corp ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$210	$210	$210
	Junaid Trans Corp ## & {Annually-Prime plus 1.00%}	Term Loan	04/30/13	04/29/19	1	*	5.00%		$1,379	$1,379	$1,379
	Avi Taxi Corporation ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Hj Taxi Corp ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Anniversary Taxi Corp ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Kby Taxi Inc ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Apple Cab Corp ##	Term Loan	04/11/14	12/10/17	1	*	3.25%		$1,329	$1,329	$1,329
	Penegali Taxi LLC ##	Term Loan	12/11/14	12/10/17	1	*	3.75%		$1,294	$1,294	$1,294
	Uddin Taxi Corp ## &	Term Loan	11/05/15	11/05/18	1	*	4.75%		$1,284	$1,284	$1,284
	Waylon Transit LLC ##	Term Loan	09/27/17	09/27/22	1	*	0.00%	$1,275	$1,275	$1,275	$1,277
	Sonu-Seema Corp ## (interest rate includes deferred interest of 2.50%) (deferred interest of $34 per footnote 2)	Term Loan	12/07/12	12/20/18	1	*	5.00%		$1,275	$1,275	$1,275
	Bunty & Jyoti Inc ## (interest rate includes deferred interest of 2.50%) (deferred interest of $35 per footnote 2)	Term Loan	03/13/13	12/13/18	1	*	5.00%		$1,259	$1,259	$1,259
	Perem Hacking Corp ## & {Annually-Prime plus .25%}	Term Loan	05/01/16	05/01/21	1	*	4.25%		$1,223	$1,223	$1,225
	S600 Service Co Inc ## & {Annually-Prime plus .25%}	Term Loan	05/01/16	05/01/21	1	*	4.25%		$1,223	$1,223	$1,225
	Ela Papou LLC ##	Term Loan	06/27/14	12/15/17	1	*	4.00%		$1,213	$1,213	$1,213
	Earie Hacking LLC ##	Term Loan	12/28/15	12/28/20	1	*	3.60%		$1,173	$1,173	$1,174
	Amme Taxi Inc ##	Term Loan	10/21/13	10/21/18	1	*	3.70%		$1,162	$1,162	$1,162
	Yosi Transit Inc ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$1,018	$1,018	$1,018
	Yosi Transit Inc ##	Term Loan	07/20/07	12/20/17	1	*	2.81%		$140	$140	$140
Various New York && ##	0.00% to 18.38% (interest rate includes deferred interest 1.00% to 9.19%) (deferred interest of $1,281 per footnote 2)	Term Loan	03/23/01 to 12/22/17	05/28/16 to 12/21/26	327	42%	4.36%	$9,623	$139,356	$137,872	$121,948

(Dollars in thousands)	Obligor Name/ Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Chicago					107	5%	4.74%	$0	$20,172	$19,436	$15,602
	Sweetgrass Peach &Chadwick Cap ## (interest rate includes deferred interest of 1.00%) (deferred interest of $20 per footnote 2)	Term Loan	08/28/12	02/24/18	1	*	6.00%		$1,374	$1,374	$1,374
Various Chicago && ##	0.00% to 7.00% (interest rate includes deferred interest .75% to 2.75%) (deferred interest of $207 per footnote 2)	Term Loan	01/22/10 to 08/08/16	03/12/16 to 12/22/20	106	5%	4.65%	$0	$18,798	$18,062	$14,228
Newark && ##					110	8%	5.34%	$1,047	$21,999	$21,935	$21,684
	Viergella Inc ##	Term Loan	02/20/14	02/20/18	1	*	4.75%		$1,278	$1,278	$1,278
Various Newark && ##	4.50% to 7.00% (interest rate includes deferred interest 1.50%) (deferred interest of $2 per footnote 2)	Term Loan	04/09/10 to 10/12/17	10/17/17 to 05/14/25	109	7%	5.38%	$1,047	$20,721	$20,657	$20,406
Boston && ##	2.75% to 6.15%	Term Loan	06/12/07 to 10/04/17	12/07/15 to 11/06/25	59	6%	4.51%	$633	$18,907	$18,564	$18,504
Cambridge && ##	3.75% to 5.50%	Term Loan	05/06/11 to 12/15/15	03/29/16 to 01/26/20	13	0%	4.55%	$0	$824	$773	$693
Various Other && ##	4.75% to 9.00%	Term Loan	04/28/08 to 07/30/15	01/03/17 to 09/01/23	9	0%	7.95%	$0	$500	$482	$487

Total medallion loans ($183,529 pledged as collateral under borrowing arrangements)					648	73%	4.41%	$12,578	$231,112	$228,416	$208,279

Commercial Loans
Secured mezzanine (22% North Carolina, 16% Minnesota, 7% Ohio, 6% Texas, 6% Delaware 6% California, 5% Oklahoma, 5% Oregon, 4% Kansas, 4% North Dakota, 4% Pennsylvania, and 15% all other states) (2)
Manufacturing (37% of the total)	Innovative Metal, Inc. dba Southwest Data Products (interest rate includes PIK interest of 2.00%)	Term Loan	04/06/17	04/06/24	1	2%	14.00%	$5,000	$5,000	$5,000	$4,980
	Stride Tool Holdings, LLC (interest rate includes PIK interest of 3.00%) (capitalized interest of $217 per footnote 2)	Term Loan	04/05/16	04/05/21	1	1%	15.00%		$4,217	$4,217	$4,179

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

Investment Company Accounting

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
	AA Plush Holdings, LLC (interest rate includes PIK interest of 6.00%) (capitalized interest of $397 per footnote 2)	Term Loan	08/15/14	08/15/19	1	1%	14.00%		$3,397	$3,397	$3,393
	Pinnacle Products International, Inc. (interest rate includes PIK interest of 3.00%) (capitalized interest of $449 per footnote 2)	Term Loan	10/09/15	10/09/20	1	1%	15.00%		$3,249	$3,249	$3,249
	Liberty Paper Products Acquisition, LLC (interest rate includes PIK interest of 2.00%) (capitalized interest of $101 per footnote 2)	Term Loan	06/09/16	06/09/21	1	1%	14.00%		$3,096	$3,096	$3,096
	EMI Porta Opco, LLC (interest rate includes PIK interest of 1.00%) (capitalized interest of $2 per footnote 2)	Term Loan	12/11/17	03/11/23	1	1%	13.00%	$3,000	$3,002	$3,002	$3,002
	BB Opco, LLC d/b/a BreathableBaby, LLC (interest rate includes PIK interest of 3.00%) (capitalized interest of $218 per footnote 2)	Term Loan	08/01/14	08/01/19	1	1%	15.00%		$2,718	$2,718	$2,718
	EGC Operating Company, LLC (interest rate includes PIK interest of 1.00%) (capitalized interest of $49 per footnote 2)	Term Loan	09/30/14	09/30/19	1	1%	13.00%		$1,959	$1,959	$1,959
	American Cylinder, Inc. d/b/a All Safe (interest rate includes PIK interest of 7.00%) (capitalized interest of $282 per footnote 2)	Term Loan	07/03/13	09/30/18	1	1%	19.00%		$1,782	$1,782	$1,782
	Tri-Tech Forensics, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	06/15/17	06/15/22	1	1%	14.00%	$1,500	$1,500	$1,500	$1,500
	Orchard Holdings, Inc. &	Term Loan	03/10/99	03/31/10	1	*	13.00%		$1,390	$1,390	$1,390
	Filter Holdings, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	05/05/17	05/05/22	1	*	14.00%	$1,250	$1,250	$1,250	$1,250
	Various Other 10.00%	Term Loan	03/28/17	03/28/22	1	*	10.00%	$200	$200	$200	$200
Arts, Entertainment, and Recreation (19% of the total)	RPAC Racing LLC & (interest rate includes PIK interest of 2.00%) (capitalized interest of $15 per footnote 2)	Term Loan	11/27/17	03/31/20	1	3%	2.00%	$7,827	$7,827	$7,827	$7,827
	RPAC Racing LLC & (interest rate includes PIK interest of 2.00%) (capitalized interest of $278 per footnote 2)	Term Loan	06/22/16	03/31/20	1	1%	2.00%		$2,034	$2,034	$2,034
	RPAC Racing LLC & (interest rate includes PIK interest of 2.00%) (capitalized interest of $120 per footnote 2)	Term Loan	09/14/16	03/31/20	1	*	2.00%		$1,000	$1,000	$1,000
	RPAC Racing LLC & (interest rate includes PIK interest of 2.00%) (capitalized interest of $2,572 per footnote 2)	Term Loan	11/19/10	03/30/20	1	2%	2.00%		$5,611	$5,611	$5,611

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Professional, Scientific, and Technical Services (18% of the total)	Weather Decision Technologies, Inc. (interest rate includes PIK interest of 9.00%) (capitalized interest of $721 per footnote 2)	Term Loan	12/11/15	12/11/20	1	1%	18.00%		$4,221	$4,221	$4,214
	Weather Decision Technologies, Inc. (interest rate includes PIK interest of 7.00%) (capitalized interest of $2 per footnote 2)	Term Loan	11/08/17	06/30/18	1	*	14.00%	$325	$327	$327	$327
	ADSCO Opco, LLC (interest rate includes PIK interest of 2.00%) (capitalized interest of $87 per footnote 2)	Term Loan	10/25/16	10/25/21	1	1%	13.00%		$3,687	$3,687	$3,677
	Northern Technologies, LLC (interest rate includes PIK interest of 1.00%) (capitalized interest of $70 per footnote 2)	Term Loan	01/29/16	01/29/23	1	1%	13.00%		$3,670	$3,670	$3,670
+	DPIS Engineering, LLC	Term Loan	12/01/14	06/30/20	1	1%	12.00%		$2,000	$2,000	$1,998
+	Portu-Sunberg Marketing LLC	Term Loan	10/21/16	02/21/22	1	*	12.00%		$1,250	$1,250	$1,245
	Various Other 14.00% (capitalized interest of $11 per footnote 2)	Term Loan	05/21/15	05/21/22	1	*	14.00%		$1,156	$1,156	$1,156
Information (9% of the total)	US Internet Corp.	Term Loan	03/14/17	03/14/22	1	1%	14.50%	$5,650	$4,075	$4,075	$4,062
	US Internet Corp. (interest rate includes PIK interest of 17.00%) (capitalized interest of $147 per footnote 2)	Term Loan	03/14/17	03/14/22	1	*	19.00%	$1,000	$1,147	$1,147	$1,147
	Centare Holdings, Inc. (interest rate includes PIK interest of 2.00%)	Term Loan	08/30/13	08/30/18	1	1%	14.00%		$2,500	$2,500	$2,497
Wholesale Trade (6% of the total) +	Classic Brands, LLC	Term Loan	01/08/16	04/30/23	1	1%	12.00%		$2,880	$2,880	$2,880

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

Investment Company Accounting

(Dollars in thousands)	Obligor Name/ Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding		Cost (4)		Fair Value
	Harrell’s Car Wash Systems, Inc. (interest rate includes PIK interest of 3.00%) (capitalized interest of $32 per footnote 2)	Term Loan	07/03/17	09/03/22	1	1%	15.00%	$2,000		$2,532		$2,532		$2,529
Mining, Quarrying, and Oil and Gas Extraction (5% of the total)	Green Diamond Performance Materials, Inc. (interest rate includes PIK interest of 4.50%) (capitalized interest of $57 per footnote 2)	Term Loan	09/08/17	09/08/24	1	1%	16.50%	$4,000		$4,057		$4,057		$4,057
Transportation and Warehousing (4% of the total)	LLL Transport, Inc. (interest rate includes PIK interest of 3.00%) (capitalized interest of $410 per footnote 2)	Term Loan	10/23/15	04/23/21	1	1%	15.00%			$3,914		$3,914		$3,912
Construction (2% of the total)	Highland Crossing-M, LLC (interest rate includes PIK interest of 11.50%)	Term Loan	01/07/15	02/01/25	1	1%	11.50%			$1,445		$1,445		$1,444
Accommodation and Food Services (0% of the total)	Various Other 9.25%	Term Loan	11/05/10	11/05/20	1	*	9.25%			$241		$241		$241

Total secured mezzanine (2)					33	31%	12.09%	$31,752		$88,334		$88,334		$88,226

Other secured commercial (51% New York, 42% New Jersey and 7% all other states)
Retail Trade (81% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12%)	Term Loan	12/17/12	03/17/18	1	*	12.00%		$ $	999 835	$ $	999 795	$ $	999 604
	Various Other && 4.75% to 10.50%	Term Loan	10/28/08 to 12/23/15	05/09/18 to 03/03/20	5	*	7.74%
Accommodation and Food Services (12% of the total)	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	04/18/17 to 09/06/19	3	*	8.26%			$644		$544		$228
Transportation and Warehousing (4% of the total)	Various Other && 4.25%	Term Loan	03/17/15	09/10/18	1	*	4.25%			$75		$74		$75
Real Estate and Rental and Leasing (3% of the total)	Various Other && 5.00%	Term Loan	03/31/15	03/31/20	1	*	5.00%			$69		$65		$56

Total Other Commercial Loans (2)					11	1%	9.39%			$2,622		$2,477		$1,962

Total commercial loans (2)					44	31%	12.02%	$31,752		$90,956		$90,811		$90,188

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	101%	0.00%					$138,282		$290,548
NASCAR Race Team	Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	2%	42.40%					$2,820		$4,623
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%					$1,777		$3,878
Loan Servicing	Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%					$97		$97
Professional Sports Team	LAX Group LLC	44.97% of membership interests	05/23/12	None	1	1%	0.00%					$251		$3,001
Media	Medallion Taxi Media, Inc.	100% of common stock	01/01/17	None	1	*	0.00%					$0		$0

Investment in Medallion Bank and other controlled subsidiaries, net					6	105%	0.83%	$0		$0		$143,227		$302,147

Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	*	0.00%					$733		$456
NASCAR Race Team	Rpac Racing LLC	1,000 shares of Series D	08/25/15	None	1	1%	0.00%					$0		$2,193
Loan Servicing	Upgrade, Inc.	666,668 shares of Series A-1 preferred stock	09/30/16	None	1	1%	0.00%					$250		$1,455
Stuffed Toy Manufacturer	AA Plush Holdings, LLC d/b/a Animal Adventures	1.6% Common Units	08/15/14	None	1	*	0.00%					$300		$300
Advertising Services	ADSCO Opco, LLC	7.9% Class A Series A-2 Units	10/25/16	None	1	*	0.00%					$400		$400

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

Investment Company Accounting

(Dollars in thousands)	Obligor Name/ Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Baby Sleep Products	BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% Units	08/01/14	None	1	*	0.00%			$250	$250
IT Services	Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%			$103	$103
Wholesale Hobbyists’ Supplies	Classic Brands, LLC	Warrant for 300,000 Class A units	01/08/16	01/08/26	1	*	0.00%			$0	$0
Engineering Design Services	DPIS Engineering LLC	Warrant for 180,000 Class C units	12/01/14	5th anniversary of note paid in full	1	*	0.00%			$0	$0
Elevator Parts Manufacturer	EMI Porta HoldCo, LLC	3.56% of Series A-2 Preferred Units	12/11/17	None	1	*	0.00%	$500		$500	$500
Industrial Filters Manufacturer	Filter Holdings, Inc.	7.14% of Common Stock, 7.14% of Preferred Stock	05/05/17	None	2	*	0.00%	$207		$207	$207
Specialty Sand Products	Green Diamond Performance Materials, Inc.	4.26% of Series A Preferred Stock	09/08/17	None	1	*	0.00%	$200		$200	$200
Car Wash Equipment Manufacturer	Harrell’s Car Wash Systems, Inc.	0.89% of Common Stock	07/03/17	None	1	*	0.00%	$104		$104	$104
Sheet Metal Manufacturer	SWDP Acquisition Co., LLC	9.9875% of LLC Units	04/06/17	None	1	*	0.00%	$400		$400	$400
Paper Tapes Manufacturer	Liberty Paper Products Acquisition, LLC	100% of Series A Preferred Units—12% TOTAL	06/09/16	None	1	*	0.00%			$350	$350
Environmental Consulting Services	Northern Technologies, LLC	8.27% of LLC units	01/29/2016,12/5/16 &6/12/17	None	3	*	0.00%	$58		$408	$408
Space Heater Manufacturer	Pinnacle Products International, Inc.	0.5% common stock	10/09/15	None	1	*	0.00%			$135	$135
Marketing Services	Portu-Sunberg Marketing LLC	0.86% LLC units	10/19/16	None	1	*	0.00%			$50	$50
	Portu-Sunberg Marketing LLC	Warrant for 2.85% of the outstanding stock	12/31/12	07/24/20	1	*	0.00%			$0	$0
Hand Tool Manufacturer	Stride Tool Holdings, LLC	7.14% of LLC units	04/05/16	None	1	*	0.00%			$500	$500
Forensic Supplies	Tri-Tech Forensics, Inc.	4.91% of Common Stock; 4.61% of Preferred Stock	06/15/17	None	3	*	0.00%	$192		$192	$192
Weather Forecasting Services	Weather Decision Technologies, Inc.	2.2% preferred stock	12/11/15	None	1	*	0.00%			$500	$500
Various Other #	+ **	* Various	08/04/08 to 12/12/14	None to 2/5/23	5	*	0.00%			$818	$818

Equity investments, net					32	3%	0.00%	$1,661	$0	$6,400	$9,521

Investment securities

Investment securities, net					0	0%	0.00%	$0	$0	$0	$0

Net Investments ($183,529 pledged as collateral under borrowing arrangements) (3)

					730	212%	4.73%	$45,991	$322,068	$468,854	$610,135

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

Medallion Financial Corp.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFIILIATES

As of and for the year ended December 31, 2017 under Investment Company Accounting

Name of issuer and title of issue (Dollars in thousands)	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss)	Amount of dividends or interest (1)	Value as of 12/31/17
Medallion Bank – common stock	1,000,000 shares – 100% of common stock	$10,193	$0	$290,548
Medallion Motorsports, LLC – membership interest(2)	75% of membership interest	(2,357)	1,201	4,623
Medallion Fine Art, Inc. – common stock(3)	1,000 shares – 100% of common stock	231	0	3,878
LAX Group LLC – membership interest	45% of membership interest	870	0	3,001
Medallion Servicing Corp. – common stock	1,000 shares – 100% of common stock	546	0	97
Medallion Taxi Media, Inc. – common stock	1,000 shares – 100% of common stock	0	77	0

Total investments in Medallion Bank and other controlled subsidiaries		9,483	1,278	302,147

RPAC Racing LLC(2)	100% of Series D units	0	0	2,193
Stride Tool Holdings LLC(4) – membership interest	7.14% of membership interest	0	0	500
Northern Technologies LLC – membership interest(5)	8.3% of membership interest	0	0	408
ADSCO Holdco LLC – membership interest(6)	7.7% of Class A Series A-2 LLC units	0	0	400
SWDP Acquisition Co., LLC(7)	10% of membership interest	0	0	400
Appliance Recycling Centers of America Inc. – common stock	0% of common stock	0	0	0
Filter Holdings INC.(8)	7.14% of common & preferred stock	0	0	207
Third Century JRT, Inc.(9)	13% of common stock	0	0	200

Total equity investments in affiliates		$0	$0	$4,308

(1)	Investments with an amount of $0 are considered non-income producing.
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
(7)

The Company has a loan due from Innovative Metal Inc., an affiliate of SWDP Acquisition Co., LLC in the amount of $5,000 as of December 31, 2017, on which $523 of interest income was earned during the year ended December 31, 2017.

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

(3)	The Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, Inc. in the amount of $1,156 as of December 31, 2017, $469 of which was repaid during 2017.
(4)	The Company has a loan due from Northern Technologies LLC in the amount of $3,670 as of December 31, 2017, $137 of which was advanced during 2017.
(5)	The Company has a loan due from Stride Tool Holdings LLC in the amount of $4,217 as of December 31, 2017, $126 of which was advanced during 2017.
(6)	The Company has a loan due from ADSCO Holdco LLC in the amount of $3,687 as of December 31, 2017, $74 of which was advanced during 2017.
(7)	The Company has a loan due from Filter Holdings Inc. in the amount of $1,250 as of December 31, 2017, all of which was advanced during 2017.
(8)	The Company has a loan due from Innovative Metals, Inc., an affiliate of SWDP Acquisition Co., LLC in the amount of $5,000 as of December 31, 2017, all of which was advanced during 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a finance company that historically has had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through a wholly-owned subsidiary of ours, Medallion Bank, which originates consumer loans for the purchase of recreational vehicles, boats, and trailers, and to finance small-scale home improvements.

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (20% if there had been no loan sales during 2016, 2017, and 2018). We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance business. As a result of our change in strategy, as of September 30, 2018, our consumer loans represented 70% of our loan portfolio, with medallion loans representing 22% and commercial loans representing 8%. Total assets under management were $1,598,000,000 as of September 30, 2018, and were $1,593,000,000 and $1,646,000,000 as of December 31, 2017 and September 30, 2017, and have grown at a compound annual growth rate of 10% from $215,000,000 at the end of 1996.

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

Our wholly-owned subsidiary, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we referred a portion of our taxicab medallion loans to Medallion Bank, which originated these loans that were then serviced by MSC. However, at this time, Medallion Bank is not originating any new taxi medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, although it is less than one times Tier 1 capital as of September 30, 2018. MSC earns referral and servicing fees for these activities.

The assets of Taxi Medallion Loan Trust III (Trust III), aggregating $63,512,000 as of September 30, 2018, were not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party were not available to pay obligations of Trust III. Trust III’s loans are serviced by Medallion Funding LLC (MFC). As of September 30, 2018, Trust III had liabilities of $98,491,000 and a deficit of $34,979,000, as a result of losses taken on the medallion loans in Trust III. This amount exceeded our maximum exposure to Trust III, which was solely due to a limited guaranty by MFC of $5,987,000, by $28,992,000. On November 8, 2018, such limited guaranty in favor of DZ Bank was terminated in exchange for a $1.4 million note. As a result, effective as of such date, the results of Trust III will not be consolidated in our financial statements.

Average Balances and Rates (Bank Holding Company Accounting)

The following table shows the Company’s consolidated average balance sheets, interest income and expense, and the average interest rates on those interest earning/bearing average assets and liabilities, for the three and six months ended September 30, 2018.

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Interest-earning cash and cash equivalents	$54,777	$128	0.93%	$42,674	$223	1.04%
Investment securities	45,835	292	2.53	44,522	561	2.51
Loans
Recreation	600,160	24,001	15.87	579,456	46,133	15.88
Home improvement	194,466	3,968	8.10	191,970	8,605	8.94
Commercial loans	81,312	2,637	12.87	80,834	5,315	12.24
Medallion loans	247,409	2,126	3.41	263,090	4,959	4.03

Total loans	1,123,347	32,732	11.56	1,115,350	65,012	11.63

Total interest-earning assets	$1,223,959	$33,152	10.75	$1,202,546	$65,796	10.91

Non-interest-earning assets
Cash	$10,347			$10,349
Equity investments	10,888			10,934
Loan collateral in process of foreclosure	60,871			60,841
Deferred tax asset	1,243			1,873
Goodwill and intangible assets	210,972			211,191
Other assets	40,148			37,352

Total non-interest-earning assets	334,469			332,540

Total assets	$1,558,428			$1,535,086

Interest-bearing liabilities
Deposits	$936,724	$5,064	2.14%	$900,941	$9,264	2.05%
DZ loan	96,585	1,001	4.11	97,050	1,885	3.87
SBA debentures and borrowings	78,786	769	3.87	78,634	1,521	3.86
Notes payable to banks	69,629	762	4.34	71,077	1,583	4.44
Retail notes	33,625	875	10.32	33,625	1,750	10.38
Preferred securities	33,000	375	4.51	33,000	728	4.40
Other borrowings	7,596	41	2.14	8,550	81	1.89

Total interest-bearing liabilities	$1,255,945	$8,887	2.81	$1,222,877	$16,812	2.74

Non-interest-bearing liabilities
Other liabilities	$19,586			$23,081
Total non-interest-bearing liabilities	19,586			23,081

Total liabilities	$1,275,531			$1,245,958

Non controlling interest	27,246			27,227
Total stockholders’ equity	255,651			261,901

Total liabilities and stockholders equity	$1,558,428			$1,535,086

Net interest income		$24,265			$48,984

Net interest margin			7.94%			8.17%

During the quarter and six months, our net loans receivable had a yield of 11.56% and 11.63%, which was driven by the recreation loans partly offset by the medallion loan yield driven by the market. The recreation loans are consumer loans used in large part to purchase recreational vehicles, boats and trailers and the recreation loan portfolio produces the majority of our interest income. Of our debt, we use certificates of deposit to provide the funding for our consumer loans (recreation and home improvement) and a portion of our medallion loans. During the quarter there was an overall increase in the cost of borrowing largely due to market rate adjustments affecting those certificates of deposit.

Rate/Volume Analysis (Bank Holding Company Accounting)

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates by calculating for the periods indicated.

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
(dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$108	($35)	$73	$100	($68)	$32
Investment securities	23	(15)	8	32	13	45
Loans
Recreation	1,994	(201)	1,793	2,923	(1,103)	1,820
Home improvement	202	(767)	(565)	407	(530)	(123)
Commercial	41	(184)	(143)	36	245	281
Medallion	(278)	(381)	(659)	(429)	(689)	(1,118)

Total loans	$1,959	($1,533)	$426	$2,937	($2,077)	$860

Total interest-earning assets	$2,090	($1,583)	$507	$3,069	($2,132)	$937

Interest-bearing liabilities
Deposits	$363	$508	$871	$442	$965	$1,407
DZ loan	(10)	132	122	(21)	216	195
SBA debentures and borrowings	6	2	8	1	2	3
Notes payable to banks	(42)	(15)	(57)	(107)	51	(56)
Retail notes	—	(10)	(10)	—	(19)	(19)
Preferred securities	—	23	23	—	61	61
Other borrowings	(8)	12	4	1	6	7

Total interest-bearing liabilities	$309	$652	$961	$316	$1,282	$1,598

Net	$1,781	($2,235)	($454)	$2,753	($3,414)	($661)

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following tables show the average borrowings and related borrowing costs for the three and nine months ended September 30, 2018 and 2017. Our average balances increased during the current quarter, reflecting the growth in consumer loans, partly offset by decreased in the medallion loan funding sourced as that business line continues to shrink. The increase in borrowing costs primarily reflected the repricing of term borrowings and increased deposit balances reflecting a lengthening of their maturity profile.

(Dollars in thousands)	Bank Holding Company Accounting			Combined
	Three Months Ended			Nine Months Ended (1)
	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2018
Deposits	$5,064	$936,724	2.14%	$9,263	$900,941	2.05%
DZ loan	1,001	96,585	4.11	2,687	97,734	3.68
SBA debentures and borrowings	769	78,786	3.87	2,269	78,543	3.86
Notes payable to banks	762	69,629	4.34	2,398	74,503	4.30
Retail notes	875	33,625	10.32	2,625	33,625	10.44
Preferred securities	375	33,000	4.51	1,040	33,000	4.21
Other borrowings	41	7,596	2.14	81	8,550	1.89

Total borrowings	$8,887	$1,255,945	2.81	$20,363	$1,226,896	2.22

(1)	Balance includes the six months ended September 30, 2018 under Bank Holding Company Accounting and three months ended March 31, 2018 under Investment Company Accounting.

	Investment Company Accounting
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2017
DZ loan	$764	$102,125	2.97%	$2,137	$103,683	2.76%
Notes payable to banks	846	82,315	4.08	2,376	85,093	3.73
SBA debentures and other borrowings	773	79,820	3.84	2,328	80,506	3.87
Retail notes	875	33,625	10.32	2,629	33,625	10.45
Preferred securities	285	33,000	3.43	815	33,000	3.30

Total	$3,543	$330,885	4.25	$10,285	$335,907	4.09

Medallion Bank borrowings	$3,660	$920,528	1.58	$9,952	$901,507	1.48

Total managed borrowings	$7,203	$1,251,413	2.28	$20,237	$1,237,414	2.19

We will continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the

Small Business Act of 1958, or the SBIA, and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2018 and 2017, short-term adjustable rate debt constituted 13% and 59% (15% on a managed basis including borrowings of Medallion Bank) of total debt.

Provision and Allowance for Loan Losses (Bank Holding Company Accounting)

The below is based upon activity beginning on April 2, 2018. During the quarter ended September 30, 2018, the New York medallion values were unchanged from the prior quarter and were slightly decreased to a net realizable value of $181,000, from $183,500 at March 31, 2018. The provision also included $4,897,000 and $15,587,000 of a general reserve, for the three and six months ended, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses.

(Dollars in thousands)	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Allowance for loan losses – beginning balance (1)	$21,425	$—
Charge-offs
Recreation	(4,825)	(9,471)
Home improvement	(659)	(1,220)
Commercial	—	—
Medallion	(6,457)	(12,737)

Total charge-offs	(11,941)	(23,428)

Recoveries
Recreation	1,318	3,217
Home improvement	367	606
Commercial	—	4
Medallion	110	304

Total recoveries	1,795	4,131

Net charge-offs	(10,146)	(19,297)

Provision for loan losses	18,205	48,781

Allowance for loan losses – ending balance	$29,484	$29,484

(1)

Beginning balance for the six months September 30, 2018 ended reflects the transition to Bank Holding Company Accounting by netting previously established unrealized depreciation against the gross loan balances resulting in a starting point of zero for this table.

The following table presents the allowance by segment as a percent of loans as of September 30, 2018 under Bank Holding Company Accounting.

(Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$2,880	10%	0.51%
Home improvement	861	3	0.50
Commercial	100	—	0.12
Medallion	25,643	87	9.81

Total	$29,484	100%	2.71%

The following tables set forth the pre-tax changes in our unrealized appreciation (depreciation) on investments, for the three months ended March 31, 2018 and September 30, 2017, and the nine months ended September 30, 2017 under Investment Company Accounting.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2017	($20,338)	($513)	$158,920	$3,121	($1,490)	$139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	37,797
Depreciation on investments	(38,170)	18	—	—	(1,915)	(40,067)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	34,747	—	—	—	—	34,747

Balance March 31, 2018	($23,761)	($495)	$197,715	$2,123	$(3,405)	$172,177

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investment in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2016	($28,523)	($1,378)	$152,750	$3,934	$584	$127,367
Net change in unrealized
Appreciation on investments	—	—	3,751	1,261	—	5,012
Depreciation on investments	(8,670)	(332)	—	—	—	(9,002)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(2,093)	—	(2,093)
Losses on investments	825	—	—	486	—	1,311

Balance March 31, 2017	(36,368)	(1,710)	156,501	3,588	584	122,595
Net change in unrealized
Appreciation on investments	—	—	(771)	120	—	(651)
Depreciation on investments	(12,425)	(118)	—	—	—	(12,543)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	337	636	—	—	—	973

Balance June 30, 2017	(48,456)	(1,192)	155,730	3,708	584	110,374
Net change in unrealized
Appreciation on investments	—	—	(2,771)	(361)	—	(3,132)
Depreciation on investments	(6,669)	75	—	—	(15)	(6,609)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(272)	—	(272)
Losses on investments	311	60	—	—	—	371

Balance September 30, 2017	($54,814)	($1,057)	$152,959	$3,075	$569	$100,732

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

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a charge off is recorded to write the collateral down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is charged off, and any excess proceeds are recorded as a recovery. Proceeds collected on charged off accounts are recorded as a recovery. All collection, repossession, and recovery efforts are handled on behalf of Medallion Bank by the servicer.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	Bank Holding Company Accounting				Investment Company Accounting
	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Recreation	$3,164	0.3%	$2,402	0.2%	N/A	N/A	N/A	N/A	N/A	N/A

Home improvement	175	0.0%	115	0.0%	N/A	N/A	N/A	N/A	N/A	N/A

Secured mezzanine	—	0.0	—	0.0	$—	0.0%	$—	0.0%	$2,117	0.6%
Other secured commercial	—	0.0	—	0.0	730	0.3	749	0.2	758	0.2

Total commercial	421	0.0	215	0.0	730	0.3	749	0.2	2,875	0.8

Medallion	10,301	1.0	12,429	1.1	38,354	13.7%	59,701	18.7%	98,442	27.1%

Total loans 90 days or more past due	$14,061	1.3%	$15,161	1.3%	$39,084	14.0%	$60,450	18.9%	$101,317	27.9%

Total Medallion Bank loans (2)	N/A	N/A	N/A	N/A	$17,710	1.9%	$16,115	1.8%	$22,925	2.2%

Total managed loans 90 days or more past due	N/A	N/A	N/A	N/A	$56,794	4.7%	$76,565	6.2%	$124,242	8.9%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.
(2)	Includes medallion and consumer loans held at Medallion Bank.

The following table presents the credit-related information for the investment portfolios as of the dates shown under Investment Company Accounting.

(Dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017
Total loans
Medallion loans	$161,155	$208,279	$224,580
Commercial loans	93,620	90,188	82,760

Total loans	254,775	298,467	307,340
Investments in Medallion Bank and other controlled subsidiaries	331,169	302,147	303,861
Equity investments (1)	9,458	9,521	9,984
Investment securities	—	—	—

Net investments	$595,402	$610,135	$621,185

Net investments in Medallion Bank and other controlled subsidiaries	$918,904	$908,297	$1,032,149
Managed net investments	$1,384,449	$1,380,054	$1,507,526

Unrealized appreciation (depreciation) on investments
Medallion loans	($23,761)	($20,338)	($54,814)
Commercial loans	(495)	(513)	(1,057)

Total loans	(24,256)	(20,851)	(55,871)
Investments in Medallion Bank and other controlled subsidiaries	197,715	158,920	152,959
Equity investments	2,123	3,121	3,075
Investment securities	—	—	—

Total unrealized appreciation on investments	$175,582	$141,190	$100,163

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($69,561)	($63,785)	($55,527)
Managed total unrealized appreciation (depreciation) on investments	$106,021	$77,405	$44,636

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(12.86%)	(8.90%)	(19.63%)
Commercial loans	(0.53)	(0.57)	(1.26)
Total loans	(8.70)	(6.53)	(15.39)
Investments in Medallion Bank and other controlled subsidiaries	148.15	110.96	101.36
Equity investments	28.95	48.77	44.51
Investment securities	—	—	—
Net investments	41.83	30.11	19.23
Net investments at Medallion Bank and other controlled subsidiaries	(7.12%)	(6.64%)	(5.17%)
Managed net investments	8.36%	5.99%	3.08%

(1)	Represents common stock, warrants, preferred stock, and limited partnership interests held as investments.
(2)

Unlike other lending institutions, we were not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio was adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represented the discount or premium that investments were carried on the books at, relative to their par or gross value.

The following table sets forth the gain/loss experience on the investment portfolio for the three months ended March 31, 2018 and the three and nine months ended September 30, 2017 under Investment Company Accounting.

	Three Months Ended,		Nine Months Ended,
(Dollars in thousands)	March 31, 2018	September 30, 2017	September 30, 2017
Realized gains (losses) on loans and equity investments
Medallion loans	($34,747)	($306)	($1,443)
Commercial loans	2	(209)	(838)

Total loans	(34,745)	(515)	(2,281)
Investments in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	—	1,459	6,066
Investment securities	—	—	—

Total realized gains (losses) on loans and equity investments	($34,745)	$944	$3,785

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	($23,073)	($10,193)	($34,331)

Total managed realized losses on loans and equity investments	($57,818)	($9,249)	($30,546)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(65.74%)	(0.43%)	(0.68%)
Commercial loans	0.01	(1.02)	(1.39)
Total loans	(45.96)	(0.57)	(0.83)
Investments in Medallion Bank and other controlled subsidiaries	—	—	—
Equity investments	—	85.96	136.20
Investment securities	—	—	—
Net investments	(30.89)	0.72	0.98

Net investments at Medallion Bank and other controlled subsidiaries	(9.66%)	(3.83%)	(4.46%)
Managed net investments	(18.22%)	(2.57%)	(2.91%)

The following table sets forth the pre-tax changes in our unrealized and realized gains and losses in the investment portfolio, for the three months ended March 31, 2018 and the three and nine months ended September 30, 2017 under Investment Company Accounting.

	Three Months Ended
(Dollars in thousands)	March 31, 2018	September 30, 2017	Nine Months Ended September 30, 2017
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($998)	($361)	$1,132
Unrealized depreciation	(38,152)	(6,594)	(28,253)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115	2,035	11,089
Realized gains	—	(272)	(2,363)
Realized losses	34,747	371	2,656
Net unrealized losses on investments other than securities and other assets	(1,915)	(15)	(15)

Total	$22,797	$(4,836)	$(15,754)

Net realized gains (losses) on investments
Realized gains	$—	$272	$2,363
Realized losses	(34,747)	(371)	(2,656)
Other gains	—	1,187	4,189
Direct recoveries (charge offs)	2	(144)	(111)
Realized gains on investments other than securities and other assets	—	—	—

Total	($34,745)	$944	$3,785

SEGMENT RESULTS

We manage our financial results under four operating segments and report like a bank holding company; recreation lending, home improvement lending, commercial lending, and medallion lending, as well as two non-operating segments; RPAC and corporate and other investments. Prior to April 2, 2018, we operated as one segment. All results are for the three and six months ended September 30, 2018.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 72.4% and 70.1% of our interest income for the three and six months ended September 30, 2018. During the quarter, there was a sale of $55,979,000 of recreational loans for a gain of $3,093,000. The loans are secured primarily by RVs, and boats with RV loans making up 59% of the portfolio and marine lending making up 19% of total lending portfolio at the end of the period. Recreation lending is conducted in all fifty states, with the highest concentrations in Texas, California, and Florida, at 18%, 11%, and 10% of loans outstanding, with no other states over 10%.

(dollars in thousands)	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Selected Earnings Data
Total interest income	$24,001	$46,133
Total interest expense	2,306	4,442

Net interest income	21,695	41,691
Provision for loan losses	4,423	9,133

Net interest income after loss provision	17,272	32,558
Total non-interest income (expense)	(3,160)	(8,680)

Net income before taxes	14,112	23,878
Income tax (provision)	(3,979)	(6,141)

Net income	$10,133	$17,737

Balance Sheet Data
Total loans, gross	$575,875
Total loan allowance	2,880

Total loans, net	572,995
Total assets	582,610
Total borrowings	431,868

Selected Financial Ratios
Return on average assets	6.80%	6.14%
Return on average equity	27.77	25.84
Interest yield	15.87	15.88
Net interest margin	14.34	14.35
Reserve coverage	0.50	0.50
Delinquency ratio (1)	0.55	0.55
Charge off ratio	3.19	3.26

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in pools, solar panels, roofing, and windows at 34%, 18%, 13%, and 10% of total loans outstanding, with no other collateral types over 10%. Home improvement lending is conducted in all fifty states, with the highest concentrations in Texas, Florida, and California at 15%, 11%, and 10% of loans outstanding, with no other states over 10%. There was a sale of $44,909,000 of home improvement loans during the quarter for a gain of $2,079,000.

(dollars in thousands)	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Selected Earnings Data
Total interest income	$3,968	$8,605
Total interest expense	709	1,448

Net interest income	3,259	7,157
Provision for loan losses	598	1,475

Net interest income after loss provision	2,661	5,682
Total non-interest income (expense)	400	(1,285)

Net income before taxes	3,061	4,397
Income tax (provision)	(863)	(1,159)

Net income	$2,198	$3,328

Balance Sheet Data
Total loans, gross	$169,642
Total loan allowance	861

Total loans, net	168,781
Total assets	175,333
Total borrowings	132,914

Selected Financial Ratios
Return on average assets	4.57%	3.42%
Return on average equity	19.99	15.22
Interest yield	8.10	8.94
Net interest margin	6.65	7.44
Reserve coverage	0.51	0.51
Delinquency ratio (1)	0.10	0.10
Charge off ratio	1.34	1.27

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 54% of which are located in the Midwest and Northeast regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $1,000,000 to $5,000,000 at origination, and typically included an equity component as part of the financing. The commercial lending business has concentrations in manufacturing, professional, scientific, and technical services; and information making up 44%, 18% and 10% of total business.

(dollars in thousands)	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Selected Earnings Data
Total interest income	$2,637	$4,959
Total interest expense	681	1,336

Net interest income	1,956	3,623
Provision for loan losses	(75)	100

Net interest income after loss provision	2,031	3,523
Total non-interest income (expense)	(934)	(2,044)

Net income before taxes	1,097	1,479
Income tax (provision)	(254)	(339)

Net income	$843	$1,140

Balance Sheet Data
Total loans, gross	$82,558
Total loan allowance	100

Total loans, net	82,458
Total assets	90,380
Total borrowings	71,655

Selected Financial Ratios
Return on average assets	3.35%	2.15%
Return on average equity	6.99	4.81
Interest yield	12.87	12.24
Net interest margin	9.54	8.94
Reserve coverage	0.12	0.12
Delinquency ratio (1)	0.51	0.51
Charge off ratio	0.00	0.00

(1)	Loans 90 days or more past due.

Geographic Concentrations	Total Gross Loans	% of Market
Minnesota	$13,569	16%
Kansas	8,527	10%
Colorado	6,890	8%
Delaware	5,594	7%
Illinois	5,459	7%
California	4,982	6%
Other(1)	37,537	46%

Total	$82,558	100%

(1)	Includes 13 other states within the US with none greater than 6%.

Medallion Lending

The medallion lending segment operates mainly in the New York, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services. For the past three and six months, we have seen a leveling off in the medallion values while transfer activity and demand has increased in the current year leading to us being hopeful they are signals of stabilization within the industry. However, we have continued to see a decline in interest income due to loan aging greater than 90 days and being placed on nonaccrual. All the loans are secured by the medallions and enhanced by personal guarantees of the shareholders and owners.

(dollars in thousands)	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Selected Earnings Data
Total interest income	$2,126	$5,315
Total interest expense	3,672	7,045

Net interest income	(1,546)	(1,730)
Provision for loan losses	13,259	38,073

Net interest income after loss provision	(14,805)	(39,803)
Total non-interest income (expense)	(4,077)	(6,888)

Net income before taxes	(18,882)	(46,691)
Income tax benefit	4,371	10,528

Net income	($14,511)	($36,163)

Balance Sheet Data
Total loans, gross	$261,470
Total loan allowance	25,643

Total loans, net	235,827
Total assets	369,763
Total borrowings	399,750

Selected Financial Ratios
Return on average assets	(15.23%)	(18.49%)
Return on average equity	NM	NM
Interest yield	3.41	4.03
Net interest margin	(2.48)	(1.31)
Reserve coverage	9.81	9.81
Delinquency ratio (1)	4.06	4.06
Charge off ratio	10.35	9.66

(1)	Loans 90 days or more past due.

Geographic Concentration	Total Gross Loans	% of Market
New York City	$229,943	88%
Newark	22,112	8%
Chicago	7,502	3%
All Other	1,913	1%

Total	$261,470	100%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winnings over the nine month race season (February through November) during the year.

(Dollars in thousands)	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Selected Earnings Data
Sponsorship, race winnings, and other income	$5,371	$10,599
Race and other expenses	4,763	9,540
Interest expense	40	81

Total expenses	4,803	9,621
Net income before taxes	568	978
Income tax (provision)	(107)	(150)

Net income	$461	$828

Balance Sheet Data
Total assets	$36,237
Total borrowings	7,614

Selected Financial Ratios
Return on average assets	4.92%	4.46%
Return on average equity	42.83	38.67

Corporate and Other Investments

This nonoperating segment relates to our equity and investment securities as well as other assets, liabilities, revenues, and expenses not allocated to the other main operating segments. This activity also includes the elimination of all intercompany activity amongst the entities.

(Dollars in thousands)	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Selected Earnings Data
Interest income	$420	$784
Interest expense	1,479	2,460

Net interest loss	(1,059)	(1,676)
Total non interest income (expense)	(2,860)	(4,233)

Net loss before taxes	(3,919)	(5,909)
Income tax benefit	949	1,399

Net loss	($2,970)	($4,510)

Balance Sheet Data
Total assets	$317,084
Total borrowings	221,273

Selected Financial Ratios
Return on average assets	(4.60%)	(3.67%)
Return on average equity	(16.79)	(11.85)

Trends in Investment Portfolio under Investment Company Accounting

Our investment income is driven by the principal amount of and yields on our investment portfolio. To identify trends in the balances and yields, the following table illustrated our investments at fair value, grouped by medallion loans, commercial loans, equity investments, and investment securities, and also presents the portfolio information for Medallion Bank, at the dates indicated under Investment Company Accounting.

	March 31, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	4.33%	$140,661	4.23%	$167,226	4.25%	$190,324
Newark	5.38	21,316	5.34	21,935	5.31	22,483
Chicago	4.72	15,718	4.74	19,436	4.81	35,675
Boston	4.41	6,304	4.51	18,564	4.48	25,374
Cambridge	4.49	309	4.55	773	4.47	4,389
Other	7.93	421	7.95	482	7.24	944

Total medallion loans	4.50	184,729	4.41	228,416	4.44	279,189

Deferred loan acquisition costs		187		201		205
Unrealized depreciation on loans		(23,761)		(20,338)		(54,814)

Net medallion loans		$161,155		$208,279		$224,580

Commercial loans
Secured mezzanine	12.14%	$92,782	12.09%	$88,334	13.02%	$81,190
Other secured commercial	7.37	1,434	9.39	2,477	9.51	2,728

Total commercial loans	12.07	94,216	12.02	90,811	12.91	83,918

Deferred loan acquisition income		(101)		(110)		(101)
Unrealized depreciation on loans		(495)		(513)		(1,057)

Net commercial loans		$93,620		$90,188		$82,760

Investment in Medallion Bank and other controlled subsidiaries	0.90%	$133,454	0.83%	$143,227	0.83%	$150,902
Unrealized appreciation on subsidiary investments		197,715		158,920		152,959

Investment in Medallion Bank and other controlled subsidiaries, net		$331,169		$302,147		$303,861

Equity investments	0.00%	$7,335	0.00%	$6,400	0.00%	$6,909

Unrealized appreciation on equities		2,123		3,121		3,075

Net equity investments		$9,458		$9,521		$9,984

Investment securities	—%	$—	—%	$—	—%	$—

Unrealized depreciation on investment securities		—		—		—

Net investment securities		$—		$—		$—

Investments at cost (2)	4.97%	$419,733	4.73%	$468,854	4.70%	$520,918

Deferred loan acquisition costs		86		91		104
Unrealized appreciation on controlled subsidiaries, equity investments, and investment securities		199,839		162,041		156,034
Unrealized depreciation on loans		(24,256)		(20,851)		(55,871)

Net investments		$595,402		$610,135		$621,185

Medallion Bank investments
Consumer loans	14.86%	$726,838	15.02%	$693,289	14.47%	$796,230
Medallion loans	4.34	204,570	4.30	222,252	4.32	237,913
Commercial loans	2.52	3,180	2.28	1,598	2.47	1,753
Investment securities	2.40	42,036	2.40	43,582	2.34	38,182

Medallion Bank investments at cost (2)	12.08	976,624	11.94	960,721	11.77	1,074,078

Deferred loan acquisition costs		11,597		11,097		13,347
Unrealized depreciation on investment securities		(986)		(368)		(9)
Premiums paid on purchased securities		244		265		250
Unrealized depreciation on loans		(68,575)		(63,417)		(55,517)

Medallion Bank net investments		$918,904		$908,298		$1,032,149

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)

The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 11.26%, 10.89%, and 10.63% at March 31, 2018, December 31, 2017, and September 30, 2017.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the periods indicated under Investment Company Accounting.

	Three Months Ended,		Nine Months Ended,
(Dollars in thousands)	March 31, 2018	September 30, 2017	September 30, 2017
Net investments at beginning of period	$610,135	$623,642	$652,278
Investments originated (1)	8,684	7,782	16,775
Repayments of investments (1)	(13,371)	(6,345)	(35,858)
Net realized gains (losses) on investments	(34,745)	944	3,785
Net increase in unrealized appreciation (depreciation) (2)	24,712	(4,821)	(15,740)
Accretion of net origination fees	(13)	(17)	(55)

Net decrease in investments	(14,733)	(2,457)	(31,093)

Net investments at end of period	$595,402	$621,185	$621,185

(1)	Includes refinancings.
(2)

Excludes net unrealized depreciation of $1,915 and $15 for the three months ended March 31, 2018 and September 30, 2017, and $15 for the nine months ended September 30, 2017, related to investments other than securities and other assets.

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total managed portfolio under Investment Company Accounting at March 31, 2018 was 10.96%, an increase of 35 basis points from 10.61% at December 31, 2017, and an increase of 55 basis points from 10.41% at September 30, 2017.

Medallion Loan Portfolio

The medallion loan portfolio decreased $69,137,000 or 18% on a managed basis from December 31, 2017 to March 31, 2018, primarily reflecting increased realized and unrealized losses and net amortization of loan principal, especially in the New York, Boston, and Chicago markets.

The weighted average yield of the managed medallion loan portfolio at March 31, 2018 was 4.42%, an increase of 6 basis points from 4.36% at December 31, 2017, and an increase of 4 basis points from 4.38% at September 30, 2017. The fluctuation in yield primarily reflected the repricing of the existing portfolio to current market interest rates. At March 31, 2018, 15% of the managed medallion loan portfolio represented loans outside New York, compared to 19% at December 31, 2017 and 22% at September 30, 2017.

Commercial Loan Portfolio

Our commercial loans represented 7%, 7%, and 6% of the net managed investment portfolio as of March 31, 2018, December 31, 2017, and September 30, 2017. Commercial loans increased by $4,986,000 or 5% on a managed basis, primarily reflecting growth in the mezzanine loan portfolio from December 31, 2017 to March 31, 2018.

The weighted average yield of the managed commercial loan portfolio at March 31, 2018 was 11.76%, a decrease of 9 basis points from 11.85% at December 31, 2017, and a decrease of 93 basis points from 12.69% at September 30, 2017. The decreases from the prior periods primarily reflected the recent lower rates on certain mezzanine loans.

Consumer Loan Portfolio

Medallion Bank originates fixed rate consumer loans secured by recreational vehicles, boats, trailers and home improvements located in all 50 states. The weighted average gross yield of the managed consumer loan portfolio was 14.86% at March 31, 2018, a decrease of 16 basis points from 15.02% at December 31, 2017, and an increase of 39 basis points from 14.47% at September 30, 2017. The changes in yield primarily reflect the changes in the mix of loans originated.

Investment in Medallion Bank and Other Controlled Subsidiaries

As an investment company prior to April 2, 2018, our investment in Medallion Bank was previously subject to quarterly assessments of fair value. We conducted a thorough valuation analysis, and determined whether any factors give rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, our Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, we first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued. We incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that we believe heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the Board of Directors in its determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in the 2018 first quarter.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto included in this report. As described therein, for the quarter and six months ended September 30, 2018, for the Company reported under Bank Holding Company Accounting.

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Statement of operations
Net interest income	$24,265	$48,984
Provision for loan losses	18,205	48,781
Non-interest income (expense), net	(10,023)	(22,071)

Net loss before taxes	(3,963)	(21,868)
Income tax benefit	117	4,138
Less non-controlling interest	851	1,614

Net loss after taxes	(4,697)	(19,344)

Per share data
Net loss after taxes	(0.19)	(0.80)
Distribution per share	0.00	0.00

Weighted average common shares outstanding
Diluted	24,235,242	24,233,029

Balance sheet data at September 30, 2018
Net loans receivable	$1,060,061
Total assets	1,571,407
Total borrowings	1,265,074
Total liabilities	1,290,992
Total equity (1)	280,415

	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Selected financial ratios
Return on average assets (ROA)	(1.19%)	(2.51%)
Return on average equity (ROE)	(6.59%)	(13.34%)
Dividend payout ratio	0.00%	0.00%
Equity to assets (1)	17.84%	17.84%
Net charge offs	10,146	19,297
Net charge offs as a % of average loans receivable	3.54%	3.37%
Allowance coverage ratio	2.71%	2.71%

(1)	Includes $27,495 related to non-controlling interests in consolidated subsidiaries.

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto included in this report. As described therein, for the three months ended March 31, 2018 and September 30, 2017 and the nine months ended September 30, 2017, the Company reported under Investment Company Accounting.

	Three Months Ended,		Nine Months Ended ,
(Dollars in thousands, except share and per share data)	March 31, 2018	September 30, 2017	September 30, 2017
Statement of operations
Investment income	$4,033	$5,567	$13,604
Interest expense	3,551	3,543	10,285

Net interest income	482	2,024	3,319
Noninterest income	60	8	22
Operating expenses	4,108	3,676	9,583

Net investment loss before income taxes	(3,566)	(1,644)	(6,242)
Income tax benefit (provision)	336	(846)	2,024

Net investment loss after income taxes	(3,230)	(2,490)	(4,218)
Net realized gains (losses) on investments	(34,745)	944	3,785
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	29,115	2,035	11,089
Net change in unrealized depreciation on investments other than securities	(1,915)	—	—
Net change in unrealized depreciation on investments (1)	(4,403)	(6,871)	(26,843)
Income tax benefit	304	7,001	13,120

Net increase (decrease) in net assets resulting from operations	($14,874)	$619	($3,067)

Per share data
Net investment loss	($0.15)	($0.07)	($0.26)
Income tax benefit	0.03	0.26	0.63
Net realized gains (losses) on investments	(1.44)	0.04	0.16
Net change in unrealized appreciation (depreciation) on investments (1)	0.94	(0.20)	(0.66)

Net increase (decrease) in net assets resulting from operations	($0.62)	$0.03	($0.13)

Distributions declared per share	$0.00	$0.00	$0.00

Weighted average common shares outstanding
Basic	24,154,879	23,930,086	23,916,334
Diluted	24,154,879	24,083,919	23,916,334

December 31, 2017
Balance sheet data
Net investments	$610,135
Total assets	635,522
Total funds borrowed	327,623
Total liabilities	348,363
Total shareholders’ equity	287,159

Managed balance sheet data (2)
Net investments	$1,380,054
Total assets	1,565,889
Total funds borrowed	1,234,371
Total liabilities	1,278,730

	Three Months Ended,		Nine Months Ended,
	March 31, 2018	September 30, 2017	September 30, 2017
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment loss after taxes	(2.08%)	(1.50%)	(0.84%)
Net increase (decrease) in net assets resulting from operations	(9.55)	0.37	(0.61)
Return on average equity (ROE) (4)
Net investment loss after taxes	(4.62)	(3.48)	(1.97)
Net increase (decrease) increase in net assets resulting from operations	(21.24)	0.86	(1.44)

Weighted average yield	2.70%	3.55%	2.88%
Weighted average cost of funds	2.38	2.26	2.18

Net interest margin (5)	0.32	1.29	0.70

Noninterest income ratio (6)	0.01%	0.01%	0.00%
Total expense ratio (7)	1.16	0.68	1.00
Operating expense ratio (8)	0.68	2.34	2.03

December 31, 2017
As a percentage of net investment portfolio
Medallion loans	34%
Commercial loans	15
Investment in Medallion Bank and other controlled subsidiaries	49
Equity investments	2
Investment securities	—

Investments to assets (9)	96%
Equity to assets (10)	45
Debt to equity (11)	114

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
(5)

Net interest margin represents net interest income for the period divided by average interest earning assets, and included dividends from Medallion Bank and other controlled subsidiaries of $28, $0 and $0 in the respective periods. On a managed basis, combined with Medallion Bank, the net interest margin was 6.96% and 7.47% for the quarters ended March 31, 2018 and September 30, 2017 and was 6.96% for the nine months ended September 30, 2017.

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

Consolidated Results of Operations

2018 Third Quarter and Second Quarter under Bank Holding Company Accounting

Net loss attributable to shareholders was $4,697,000 or ($0.19) per diluted common share in the 2018 third quarter compared to a net loss of $14,647,000 or ($0.60) per diluted common share in the 2018 second quarter.

Total interest income was $33,152,000 in the 2018 third quarter compared to $32,644,000 in the 2018 second quarter. The yield on interest earning assets was 10.75% in the third quarter compared to 11.23% in the second quarter. Average interest earning assets were $1,223,959,000 at the third quarter, up from $1,179,410,000 during the second quarter.

Gross loans were $1,089,545,000 as of September 30, 2018 and were comprised of recreation ($575,875,000), home improvement ($169,642,000), medallion ($261,470,000), and commercial ($82,558,000) loans. Loans decreased from $1,150,123,000 at June 30, 2018 mainly due to the sale of $100,887,000 of consumer loans in the quarter along with continuing charge offs of medallion loans and principal repayments, partly offset by new loan originations in the recreational and home improvement segments. The Company had an allowance for loan losses as of the end of the 2018 third quarter of $29,484,000, up from the $21,425,000 at the end of the second quarter, mainly attributable to an increase in the general reserve, as well as the continued aging of medallion loans. The allowance was attributable to the medallion (87%), recreation (10%), and home improvement (3%) loan portfolios. The provision for loan losses was $18,205,000 in the third quarter compared to $30,576,000 in the 2018 second quarter, reflecting lower overall specific reserves for impaired loans as lower non-specific general reserves for medallion loans in the quarter. See Note 4 for additional information on loans and the allowance for loan losses.

Interest expense was $8,887,000 in the 2018 third quarter compared to $7,925,000 in the second quarter, and the cost of borrowed funds was 2.81% compared to 2.65%. Average debt outstanding was $1,255,945,000 at the third quarter compared to $1,197,450,000 for the second quarter. See page 64 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $24,265,000 at the third quarter, compared to $24,719,000 in the prior quarter, and the net interest margin was 7.94% a slight increase from 7.93% for the second quarter.

Noninterest income, which is comprised of sponsorship and race winnings, gain on sale of loans, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments and other miscellaneous income, was $9,441,000 at the 2018 third quarter compared to $4,878,000 in the second quarter and was mainly driven by a $5,172,000 gain on the sale of consumer loans as well as sponsorship and race winnings.

Operating expenses were $19,464,000 in the 2018 third quarter compared to $16,926,000 in the second quarter. The change was primarily reflective of an increase in legal costs of $1,705,000, attributable to a variety of corporate and investment related matters, along with a $544,000 increase in collection costs.

Total income tax benefit was $117,000 in the third quarter compared to $4,021,000 in the second quarter. See Note 8 for more information.

Loan collateral in process of foreclosure was $59,761,000 at the end of the 2018 third quarter which was a slight decline from $60,052,000 at the second quarter. The decline primarily reflects a write down attributable to decreasing values of a portion of the medallion loans in process of foreclosure and to a lesser extent cash recoveries offset by the re-classification of nonperforming loans that reached 120 days past due and were charged down to collateral value and reclassified.

Goodwill and intangible assets were $210,761,000 at the end of the 2018 third quarter compared to $211,123,000 at the end of the second quarter and arose during the prior quarter almost entirely in connection with the consolidation of Medallion Bank and RPAC. See Note 2 for further information regarding goodwill and intangible assets.

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

2017 Third Quarter and Nine Months under Investment Company Accounting

Net increase (decrease) in net assets resulting from operations was $619,000 or $0.03 per diluted common share and ($3,067,000) or ($0.13) in the 2017 third quarter and nine months, primarily reflecting higher unrealized depreciation on the investment portfolio, lower interest income from the medallion loan portfolio, lower dividend income from controlled subsidiaries, higher interest expenses and lower realized gains, offset by lower operating expenses, and higher income tax benefits. Net investment loss after income taxes was ($2,490,000) or ($0.10) per share and ($4,218,000) or ($0.18) in the 2017 quarter and nine months.

Investment income was $5,567,000 and $13,604,000 in the 2017 third quarter and nine months, which included $1,845,000 and $4,691,000 of interest reversals related to nonaccrual loans in the 2017 quarter and nine months as well as $1,256,000 in dividends from controlled subsidiaries in the 2017 quarter and nine months. The yield on the investment portfolio was 3.55% in the 2017 quarter, and was 2.88% in the 2017 nine months. Excluding the dividends, the 2017 third quarter and nine month yields were unchanged. Average investments outstanding were $622,908,000 in the 2017 quarter and $631,832,000 in the nine months, primarily reflecting portfolio growth.

Medallion loans were $224,580,000 at quarter end, representing 36% of the investment portfolio and were yielding 4.44%, reflecting portfolio shrinkage and the repricing of the existing portfolio to higher current market interest rates. The decrease in outstandings was primarily concentrated in the New York market, although all markets declined, and reflected increased realized and unrealized losses and net amortization of loan principal. The managed medallion loan portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $456,504,000 at quarter end, reflecting the above. The commercial loan portfolio was $82,760,000 at quarter end and represented 13% of the investment portfolio. The increase reflects growth in the secured mezzanine portfolio. The net managed commercial loan portfolio, which includes loans at Medallion Bank and those serviced for or by third parties, was $85,817,000 at quarter end. Investments in Medallion Bank and other controlled subsidiaries were $303,861,000 at quarter end, primarily reflecting appreciation of Medallion Bank and to a lesser extent other portfolio company investments, and which represented 49% of the investment portfolio and which yielded 0.83% at quarter end, primarily reflecting the reduced dividends from Medallion Bank offset by increased dividends from other controlled subsidiaries. See Notes 6 and 13 of the consolidated financial statements for additional information about Medallion Bank and the other controlled subsidiaries. Equity investments were $9,984,000 at quarter end, primarily reflecting increased investments and represented 2% of the investment portfolio at quarter end and had a dividend yield of 0.00%.

Interest expense was $3,543,000 and $10,285,000 in the 2017 quarter and nine months. The increase in interest expense was primarily due to increased borrowing costs. The cost of borrowed funds was 4.25% and 4.09% in the 2017 quarter and nine months, reflecting the adjustable rate nature of much of our borrowings, and changes in our funding mix. Average debt outstanding was $330,885,000 for the 2017 quarter, and was $335,907,000 in the nine months, primarily reflecting decreased borrowings required to fund the contracting loan and investment securities portfolios. See page 65 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $2,024,000 and $3,319,000 and the net interest margin was 1.29% and 0.70% for the 2017 third quarter and nine months reflecting the items discussed above.

Noninterest income, which is comprised of management fees, late charges, servicing fees, prepayment fees, and other miscellaneous income was $8,000 and $22,000 in the 2017 third quarter and nine months primarily reflecting lower servicing and other fees generated from the portfolio base at Medallion Bank.

Operating expenses were $3,676,000 and $9,583,000 in the 2017 third quarter and nine months. Salaries and benefits expense was $2,224,000 and $5,086,000 in the third quarter and nine months, primarily due to a reduction in bonus costs recorded in the current period. Professional fees were $567,000 and $1,875,000 in the quarter and nine months, primarily reflecting higher legal expenses for a variety of corporate and investment-related matters. Occupancy and other operating expense was $885,000 and $2,622,000 in the quarter and nine months, primarily reflecting higher lease costs in the nine month period and offset by higher business development reimbursements from Medallion Bank in the current periods.

Total income tax benefit was $6,155,000 and $15,144,000 in the 2017 third quarter and nine months and was comprised of two components, a $846,000 provision and $2,024,000 benefit related to the net investment loss in the 2017 third quarter and nine months, and benefits of $7,001,000 and $13,120,000 related to unrealized losses on investments. The tax benefit recorded in 2017 reflected the change in the Company’s tax status that was determined at the end of 2016.

Net change in unrealized appreciation on investments before tax was depreciation of $4,836,000 and $15,754,000 in the 2017 third quarter and nine months. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $6,871,000 and $26,843,000 in the 2017 quarter and nine months. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2017 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $2,035,000 ($11,089,000 in the nine months) and by reversals of unrealized depreciation associated with fully depreciated loans which were charged off of $371,000 ($2,656,000 in the nine months), offset by net unrealized depreciation on equity investments, investment securities and loans of $6,955,000 ($27,122,000 of net depreciation in the nine months).

Our net realized gains on investments were $944,000 and $3,785,000 in the 2017 quarter and nine months. The 2017 activity reflected $1,187,000 ($4,189,000 in the nine months) of other gains, offset by net realized losses and recoveries of $243,000 ($404,000 in the nine months).

Our net realized/unrealized losses on investments before tax were $3,892,000 and $11,969,000 in the 2017 quarter and nine months reflecting the above.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of medallion, commercial, and consumer loans, and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of bank certificates of deposit, credit facilities with banks and other lenders, and SBA debentures).

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures and borrowings of $80,498,000 with a weighted average interest rate of 3.40%, constituting 6% of our total indebtedness, and retail notes of $33,625,000 with a weighted average interest rate of 9.00%, constituting 3% of total indebtedness as of September 30, 2018. Also, as of September 30, 2018, certain of the certificates of deposit were for terms of up to 58 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2018. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2018 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$132,882	$—	$—	$—	$—	$—	$—	$132,882
Adjustable rate	42,641	25,150	10,693	13,271	3,090	704	2,672	98,221
Fixed-rate	124,729	36,071	68,294	60,684	75,032	47,523	626,049	1,038,382
Cash	10,778	—	—	—	—	—	—	10,778

Total earning assets	$311,030	$61,221	$78,987	$73,955	$78,122	$48,227	$628,721	$1,280,263

Interest bearing liabilities
Deposits	$417,151	$218,514	$130,218	$140,394	$40,698	$—	$—	$946,975
DZ loan	96,058	—	—	—	—	—	—	96,058
Notes payable to banks	60,039	—	7,265	—	—	—	—	67,304
SBA debentures and borrowings	1,250	29,498	8,500	—	5,000	5,000	31,250	80,498
Retail notes	—	—	33,625	—	—	—	—	33,625
Preferred securities	33,000	—	—	—	—	—	—	33,000
Other borrowings	500	7,114	—	—	—	—	—	7,614

Total liabilities	$607,998	$255,126	$179,608	$140,394	$45,698	$5,000	$31,250	$1,265,074

Interest rate gap	($296,968)	($193,905)	($100,621)	($66,439)	$32,424	$43,227	$597,471	$15,189

Cumulative interest rate gap (2)	($296,968)	($490,873)	($591,494)	($657,933)	($625,509)	($582,282)	$15,189	—

December 31, 2017 (3)	($172,208)	($324,049)	($361,494)	($425,785)	($411,672)	($379,286)	$168,501	—
December 31, 2016 (3)	($160,931)	($229,981)	($304,974)	($301,658)	($334,577)	($301,596)	$219,452	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (23%) as of September 30, 2018.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($259,762) or (20%) for September 30, 2018.
(3)	Represents the cumulative rate gap on a combined basis with Medallion Bank for the years noted.

Our interest rate sensitive assets were $1,280,263,000 and interest rate sensitive liabilities were $1,265,074,000 at September 30, 2018. The one-year cumulative interest rate gap was a negative $296,968,000 or 23% of interest rate sensitive assets. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $259,762,000 or 20% at September 30, 2018. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Interest Rate Cap Agreements

We manage our exposure to increases in market rates of interest by periodically purchasing interest rate caps to lock in the cost of funds of our variable-rate debt in the event of a rapid run up in interest rates. We entered into contracts to purchase interest rate caps on $20,000,000 of notional value of principal from various multinational banks, with termination dates ranging to December 2018. The caps provide for payments to us if various LIBOR thresholds are exceeded during the cap terms. Total cap purchases were generally fully expensed when paid, including $0 for the three and nine months ended September 30, 2018, and $0 and $19,000 for the comparable 2017 periods, and all are carried at $0 on the balance sheet at September 30, 2018.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Bank and Medallion Capital. Additionally, there were $3,000,000 of unfunded commitments from the SBA as of September 30, 2018.

Additionally, Medallion Bank has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. Medallion Bank has $45,000,000 available under Fed Funds lines with several commercial banks as of September 30, 2018. In addition, Medallion Bank is allowed to retain all earnings in the business to fund future growth.

The components of our debt were as follows at September 30, 2018. See Note 7 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits	$946,975	75%	2.04%
DZ loan	96,058	7	3.86
SBA debentures and borrowings	80,498	6	3.40
Notes payable to banks	67,304	5	4.47
Retail notes	33,625	3	9.00
Preferred securities	33,000	3	4.45
Other borrowings	7,614	1	2.00

Total outstanding debt	$1,265,074	100%	2.64%

(1)	Weighted average contractual rate as of September 30, 2018.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows our contractual obligations at September 30, 2018.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Deposits	$417,151	$213,514	$135,218	$140,394	$40,698	$—	$946,975
DZ loan	96,058	—	—	—	—	—	96,058
SBA debentures and borrowings	3,621	25,877	8,500	—	5,000	37,500	80,498
Notes payable to banks	60,039	—	7,265	—	—	—	67,304
Retail notes	—	—	33,625	—	—	—	33,625
Preferred securities	—	—	—	—	—	33,000	33,000
Other borrowings	500	7,114	—	—	—	—	7,614

Total	$577,369	$246,505	$184,608	$140,394	$45,698	$70,500	$1,265,074

Most of our borrowing relationships have maturity dates from 2018 through 2021. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities. The lenders have worked with us to extend and change the terms of the borrowing agreements. We have arranged for changes to the terms of the notes and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future.

In addition, the illiquidity of portions of our loan portfolio and investments may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of our portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to the line item net income as of September 30, 2018 by $1,603,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been ($1,204,000) at September 30, 2018. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2018 and December 31, 2017. See Note 7 to the consolidated financial statements for additional information about each credit facility.

	Bank Holding Company Accounting								Investment Company Accounting
(Dollars in thousands)	The Company	MFC	MCI	FSVC	The Bank	RPAC		September 30, 2018	December 31, 2017
Cash (1)	$5,871	$676	$2,396	$574	$133,000	$1,043	(1)	$143,560	$122,923
Bank loans	47,621	19,683	—	—	—	—		67,304	81,450
Average interest rate	4.87%	3.50%	—	—	—	—		4.47%	3.94%
Maturity	11/18-7/19	6/19-9/21	—	—	—	—		11/18-9/21	10/16-11/18
Preferred securities	33,000	—	—	—	—	—		33,000	33,000
Average interest rate	4.45%	—	—	—	—	—		4.45%	3.63%
Maturity	9/37	—	—	—	—	—		9/37	9/37
Retail notes	33,625	—	—	—	—	—		33,625	33,625
Average interest rate	9.00%							9.00%	9.00%
Maturity	4/21							4/21	4/21
DZ loan	—	96,058	—	—	—	—		96,058	99,984
Average interest rate	—	3.86%	—	—	—	—		3.86%	3.02%
Maturity	—	12/18	—	—	—	—		12/18	3/18
SBA debentures and other borrowings	—	—	54,000	29,498	—	—		83,498	85,064
Amounts undisbursed	—	—	3,000	—	—	—		3,000	5,500
Amounts outstanding	—	—	51,000	29,498	—	—		80,498	79,564
Average interest rate	—	—	3.48%	3.25%	—	—		3.40%	3.39%
Maturity	—	—	3/19-9/28	2/20	—	—		3/19-9/28	2/20-3/27
Brokered CDs & other funds borrowed					946,975	—		946,975	906,748
Average interest rate	—	—	—	—	2.04%	—		2.04%	1.51%
Maturity	—	—	—	—	10/18-07/23	—		10/18-07/23	1/18-10/22
Other borrowings	—	—	—	—	—	7,614		7,614	—
Average interest rate	—	—	—	—	—	2.00%		2.00%	—%
Maturity	—	—	—	—	—	12/18-3/20		12/18-3/20	—

Total cash	$5,871	$676	$2,396	$574	$133,000	$1,043		$143,560	$122,923

Total debt outstanding	$114,246	$115,741	$51,000	$29,498	$946,975	$7,614		$1,265,074	$1,234,371

(1)	Includes $36,000 of cash related to consolidated subsidiaries other than RPAC.

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

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value. The objective of this update is to modify the disclosure requirements as it relates to the fair value of assets and liabilities. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial disclosures.

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

Common Stock

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of November 9, 2018, there were approximately 313 holders of record of our common stock.

On November 9, 2018, the last reported sale price of our common stock was $7.04 per share. Since our initial public offering, our common stock has traded at a premium to net asset value per share more frequently than at a discount to net asset value per share, but there can be no assurance that our stock will trade at a premium in the future.

The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq Global Select Market.

2018	DISTRIBUTIONS DECLARED	HIGH	LOW
Third Quarter	$0.00	$6.83	$5.14
Second Quarter	0.00	5.77	3.64
First Quarter	0.00	5.43	3.65
2017
Fourth Quarter	$0.00	$4.09	$2.12
Third Quarter	0.00	2.64	2.10
Second Quarter	0.00	2.93	1.84
First Quarter	0.00	3.33	1.68

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting pursuant to Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2018. In addition, based on our evaluation as of September 30, 2018, there have been no changes that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We obtain financing under lending facilities extended by various banks and other financial institutions, some of which are secured by loans, taxi medallions and other assets. Where these facilities are extended to our subsidiaries, we and certain of our subsidiaries may guarantee the obligations of the relevant borrower. Five of our smallest subsidiaries are borrowers under promissory notes extended to them by a bank that total $8.8 million that came due on October 17, 2016. These loans are secured by Chicago taxi medallions owned by our subsidiaries. These subsidiaries had not repaid the amounts due under the notes and the bank filed a suit seeking payment of these amounts. In September 2018 the parties settled the action and the suit was dismissed.

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

There have been recent changes in the taxicab and for-hire vehicle industries that have resulted in significantly increased competition in all of our taxi medallion markets. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. In August 2018, the New York City Council passed a for-hire vehicle reform package, which included, among other things, capping ride-hailing services and giving authority to the TLC to set minimum standards for those drivers; however, we are not yet aware of the impact of these changes. According to the TLC, between January 2018 and October 2018 approximately 11,900 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to approximately 117,028 as of November 2, 2018, a 11.3% increase from January 2018.

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

As of September 30, 2018, 3.9% of our medallion loan portfolio was 90 days or more past due. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. Increased competition from ridesharing apps and Street Hail Livery licenses has reduced our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions, and the value of taxicab medallions. If these trends continue and intensify, there would be a further material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure have had a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, from 2001 through 2014, New York City taxicab medallions had appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions. As reported by the TLC, individual (owner-driver) medallions and corporate medallions sold for a wide range of prices during 2017 and 2018. In March 2017, the New York City Council made changes to the medallion classes, eliminating the distinction between individual and corporate medallions. Until the market fully stabilizes we will not be able to determine the ultimate impact of this change, however, we believe it will allow for greater economic investment over time as these rules were a significant barrier of entry into the industry. Like many other financial institutions, we have evaluated the transactions and cash flows of our underlying borrowers performance and determined that a market value of $186,400, $181,000 net of liquidation costs, was appropriate. Medallion transfer activity and demand has increased considerably in 2018 compared to 2017.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. The Chicago medallions had appreciated in value from $50,000 in 2003 to a high of approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxicab medallions. We have determined that a market value of $36,000, $34,900 net of liquidation costs, as of September 30, 2018, was appropriate.

Decreases in the value of our medallion loan collateral have resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 224% as of September 30, 2018. If taxicab medallion values continue to decline, there could be an increase in medallion loan delinquencies, foreclosures, and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral could be diminished, which could result in material losses on defaulted medallion loans which could have a material adverse effect on our business. A substantial decrease in the value of our Chicago medallions purchased out of foreclosure could adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we could realize less than the value at which we had previously recorded such medallions.

Our financial condition, liquidity and results of operations depend on the credit performance of our loans.

As of September 30, 2018, more than half of our recreation consumer loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history. While our underwriting guidelines are designed to confirm that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless are expected to experience higher default rates than a portfolio of obligations of prime obligors. The weakening of our underwriting guidelines for any reason, such as in response to the competitive environment, in an effort to originate higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or other conditions, may result in loan defaults and charge-offs that may necessitate increases to our allowance for loan losses, each of which could adversely affect our net income. In the event of a default on a recreation loan, generally the most practical recovery method is repossession of the financed vehicle, although the collateral value of the vehicle usually does not fully cover the outstanding account balance and costs of recovery. Repossession sales that do not yield sufficient proceeds to repay the receivables in full typically result in losses on those receivables.

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

As of September 30, 2018, we had $1,265,074,000 of outstanding indebtedness, with a weighted average borrowing cost of 2.64%.

Most of our borrowing relationships have maturity dates during 2018 through 2021. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities. Certain lenders have worked with us to extend and change the terms of the borrowing agreements. See Note 7 of our consolidated financial statements for a discussion of the current and new lending arrangements to date.

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

Our loan and credit agreements contain financial covenants and other restrictions relating to borrowing base eligibility, tangible net worth, net income, leverage ratios, stockholders’ equity, and collateral values. Our ability to meet these financial covenants and restrictions could be affected by events beyond our control, such as a substantial decline in collateral values or a rise in borrower delinquencies. A breach of these covenants could result in an event of default under the applicable debt instrument. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. Certain other events can constitute an event of default. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of the related notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Based on the foregoing factors, the operating and financial restrictions and covenants in our current credit agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds, and the banking system as a whole, not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the FDIC and the Utah Department of Financial Institutions. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of Medallion Bank and us, restrictions on dividends, and establishment of new offices. As long as we remain well-capitalized under federal regulatory standards, there are no restrictions on the rates we may pay on brokered deposits. We must obtain approval from our regulators before engaging in certain activities or acquisitions, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have a material adverse effect our business, financial condition or results of operations.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make distribution payments to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to average assets). As of September 30, 2018 Medallion Bank’s leverage ratio was 15.1%.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net income” as of September 30, 2018 by approximately $1,603,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($1,204,000) at September 30, 2018. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies, and industries and sectors. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of September 30, 2018, investments in New York City taxi medallion loans represented approximately 88% of our taxi medallion loans, which in turn represented 22% of our net loan portfolio. We do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry or sector in which we are invested could also negatively impact the aggregate returns we realize.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended September 30, 2018. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to 22,874,509 shares remain authorized for repurchase under the program.

ITEM 5. OTHER INFORMATION

On November 8, 2018, MFC’s limited recourse guaranty of the obligations of Trust III to DZ Bank was terminated. As consideration for the termination of such guaranty, MFC issued to DZ Bank a promissory note in the amount of $1.4 million, payable in quarterly installments over the next five years. This restructuring resulted in the deconsolidation of Trust III in our financial results effective November 8, 2018; subsequent to such date, we will not include any additional losses incurred by Trust III.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

10.1	Termination of Limited Recourse Guaranty and Amendment No. 6 to the Amended and Restated Loan and Security Agreement, dated as of November 8, 2018, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedules of Investments as of December 31, 2017. Filed herewith.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

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

MEDALLION FINANCIAL CORP.

Date:	November 13, 2018

By:	/s/ Alvin Murstein

Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall

Larry D. Hall

Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.