Form 10-K
period 2018-12-31
MEDALLION FINANCIAL CORP
filed 2019-03-13
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

(212) 328-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 29, 2018, was $111,869,794.

The number of outstanding shares of registrant’s common stock, par value $0.01, as of March 11, 2019 was 24,433,178.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2018 FORM 10-K ANNUAL REPORT

CERTIFICATIONS

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statements. The statements have not been audited by, examined by, compiled by, or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. You should consider these risks and those described under Risk Factors below and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form  8-K.

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

As a result of this change in status, commencing with the three months ended June 30, 2018:

•	we consolidated the results of Medallion Bank and our other subsidiaries in our financial statements, which, as an investment company, we were previously precluded from doing; and

•

with the consolidation of Medallion Bank, given its significance to our overall financial results, we now report as a bank holding company for accounting purposes under Article 9 and Guide 3 of Regulation S-X; but we are not a bank holding company for regulatory purposes.

In accordance with FASB Accounting Standards Codification (ASC) Topic 946 – Financial Services – Investment Companies, we made this change to our financial reporting prospectively, and did not restate or revise periods prior to our change in status to a non-investment company effective April 2, 2018. Accordingly, in this report we refer to both accounting in accordance with US generally accepted accounting principles (GAAP) applicable to bank holding companies (Bank Holding Company Accounting), which applies commencing April 2, 2018, and to that applicable to investment companies under the 1940 Act (Investment Company Accounting), which applies to prior periods.

We historically have had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through Medallion Bank which originates consumer loans for the purchase of recreational vehicles, boats, and trailers and to finance small-scale home improvements. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). In January 2017, we announced our plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under management and management of our wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors and unconsolidated subsidiaries, were $1,522,000,000 as of December 31, 2018, and were $1,593,000,000 as of December 31, 2017, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $263,060,000, or $14.66 per share.

We conduct our business through various wholly-owned subsidiaries, including:

•

Medallion Bank, or the Bank, an FDIC-insured industrial bank that originates consumer loans, raises deposits and conducts other banking activity and has a separate board of directors with a majority of independent directors;

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

Our other consolidated subsidiaries are comprised of Medallion Fine Art, Inc., Medallion Taxi Media, Inc., CDI-LP Holdings, Inc., Medallion Motorsports, LLC, and RPAC Racing, LLC, or RPAC. In addition, we make both marketable and nonmarketable equity investments, primarily as a function of our mezzanine lending business.

Our Market

We provide loans to individuals and small to mid-size businesses, through our subsidiaries, in four segments:

•	loans that finance consumer purchases of recreational vehicles, boats, and trailers;

•	loans that finance consumer small scale home improvements;

•	loans that finance commercial businesses; and

•	loans that finance taxicab medallions.

The following chart shows the details of our loans receivable as of December 31, 2018:

(Dollars in thousands)	Loans	Allowance for Loan Loss	Net Loans Receivable
Recreation	$587,038	$6,856	$580,182
Home improvement	183,155	1,796	181,359
Commercial	64,083	—	64,083
Medallion	183,606	27,743	155,863

Total	$1,017,882	$36,395	$981,487

Consumer Loans

Consumer loans are originated by the Bank and consist of loans for the purchase of recreational vehicles, boats and trailers (recreation lending) and to finance home improvements such as replacement windows and roofs (home improvement lending). Combined consumer loans outstanding were $761,541,000 at December 31, 2018 and comprised 77% of our net loans receivable compared to $683,502,000 comprising 49% of our $1,380,054,000 managed net investment portfolio as of December 31, 2017. The managed net investment portfolio was all investments held by our consolidated and unconsolidated subsidiaries. We believe that the consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the loan portfolio.

Recreation Lending. Recreation lending is a high-growth business focused on originating prime and non-prime recreation loans. The segment is a significant source of income, accounting for 71.0% of our interest income for the nine months ended December 31, 2018. All of our recreation loans are serviced by a third-party loan servicer, and we have used the same loan servicer since the business’s inception.

Through the Bank, we maintain non-exclusive relationships with more than 2,800 dealers and financial service providers (FSPs), not all of which are active at any one time. FSPs are entities that provide finance and insurance (F&I) services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable to the Bank. We receive approximately half of our loan volume from dealers and the other half from FSPs. A dedicated sales team working from the Bank’s Salt Lake City headquarters manages our relationships with dealers and FSPs. Approximately 4% of recreation lending’s new loan originations for the nine months ended December 31, 2018 were from our top ten dealer relationships and an additional 24% were from our top three FSP relationships.

The recreation lending portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $13,500 as of December 31, 2018. The loans are fixed rate loans with an average loan term at origination of approximately 10 years. The weighted average remaining term of our loans outstanding at December 31, 2018 is 8.5 years. The size, geographic dispersion, source variety and collateral variety of the loans reduce risk to the Company.

Home Improvement Lending. Through the Bank, we work directly with contractors and an FSP to offer flexible customer financing for window, siding and roof replacement, swimming pool installation and solar system installation, and other home improvement projects. Our core product is a standard installment loan, which features affordable monthly payments and competitive interest rates for prime credit customers at no cost to the contractor. We also offer a variety of promotional loan options to help contractors close a challenging sale. Promotional loan options include same-as-cash, no interest and deferred payment features, which allow borrowers to reduce the total cost of financing or start repayments when it is most convenient.

Home improvement lending operates in a manner similar to recreation lending, with a few key differences. Through the Bank, we maintain a smaller number of non-exclusive relationships; the Bank currently has relationships with approximately 600 contractors. Most of our home improvement-financed sales take place in the borrower’s home instead of a store, with the contractor presenting the borrower with a bid that includes a financing option.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., information technology and extended operating hours) and additional support for the salesperson throughout the financing process. The Bank’s contractor relationships are managed by a remote sales team with employees located in the geographical regions served. Approximately 59% of home improvement lending’s new loan originations for the nine months ended December 31, 2018 were from our top ten contractors and our FSP relationship.

We offer only fixed rate home improvement loans with an average loan term at origination of approximately 12 years. The weighted average remaining term of our loans outstanding is 10.2 years as of December 31, 2018. The average size of the loans in our home improvement portfolio is approximately $14,100, and geographic dispersion, source variety and collateral variety of home improvement loans reduce risk to the Company.

Commercial Loans

Commercial loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2018, we have originated more than $970,572,000 of commercial loans. Commercial loans of $64,083,000 comprised 7% of our net loans receivable as of December 31, 2018, compared to managed commercial loans of $91,783,000, or 7%, of our $1,380,054,000 net investment portfolio as of December 31, 2017. We have worked to increase our commercial loan activity in recent years, primarily because of the attractive higher yielding nature of most of this business. The increase since 1996 has been primarily driven by internal growth through the origination of additional commercial loans. We focus our marketing efforts on the manufacturing, professional, scientific, and technical services and other services. The majority of our commercial borrowers are located in the New York metropolitan area and the Midwest. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, with a wider geographic area of coverage, and by expanding targeted industries.

Mainly through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses in a variety of industries, including manufacturing and various service providers, more than 51% of which are located in the Midwest and Northeast regions, with the rest scattered across the country. These commercial loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $1,000,000 to $5,000,000 at origination. As a component of most of the transactions, a portion of the investment is an equity or partnership stake, and occasionally, we also receive warrants to purchase an equity interest in the borrowers or some other form of success fee or profit participation.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 806 basis points over the prevailing prime rate at the end of 2018, up from 735 basis points over prime at the end of 2017.

Medallion Loans

Taxi medallion loans of $155,863,000 comprised 16% of our net loans receivable as of December 31, 2018, compared to managed taxi medallion loans of $388,001,000, or 28%, of our $1,380,054,000 managed net investment portfolio as of December 31, 2017. Including loans to unaffiliated investors and unconsolidated subsidiaries, the total amount of medallion loans under our management was $323,786,000 as of December 31, 2018, compared to $414,350,000 as of December 31, 2017. Since 1979, we have originated approximately $3,631,000,000 in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxicab medallions and related assets comprised 87% and 73% (81% on a managed basis) of the medallion loan portfolio as of December 31, 2018 and 2017. Based on taxi medallion values published by the New York City Taxi and Limousine Commission, or TLC, and our cash flow analysis, we estimate that the total value of all of New York City taxicab medallions and related assets such as the vehicle, taximeter, and roof lights exceeded $2.7 billion as of December 31, 2018. We estimate that the total value of all taxicab medallions and related assets in our major US markets exceeded $3.1 billion as of December 31, 2018.

While medallion loans do become delinquent or in default, all of our medallion loans are secured by the medallion and enhanced with personal guarantees of the owners, shareholders or equity members. When a borrower defaults on a loan, we have the ability to restructure the underlying loan or repossess the medallion collateralizing that loan and sell it in the market or through a foreclosure auction and pursue the personal guarantees, all of which we have done. Given the current market conditions, we have recorded an allowance for loan losses against performing and nonperforming loans to mitigate potential future losses.

The New York City Market. A New York City taxicab medallion is the only permitted license to operate a taxicab and accept street hails in New York City, except as discussed below. As reported by the TLC, individual (owner-driver) medallions and corporate medallions sold for a wide variety of prices during the year. Our analysis of transaction activity combined with cash flow analysis of owners and operators supported our estimated value of $181,000, net of liquidation costs, as of December 31, 2018. The number of taxicab medallions is limited by law to 13,630 medallions outstanding as of December 31, 2018. A New York State law permits cars for hire to pick up street hails in the boroughs outside Manhattan. Pursuant to such law, the TLC began issuing Street Hail Livery licenses in June 2013.

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

The Newark Market. We estimate that Newark medallions sold for approximately $147,000, net, as of December 31, 2018. The number of Newark medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark medallions and related assets is over $91,800,000 as of December 31, 2018.

The Chicago Market. We estimate that Chicago medallions sold for approximately $27,000, net, as of December 31, 2018. Pursuant to a municipal ordinance, the number of outstanding medallions is capped at 6,995 as of December 31, 2018. We estimate that the total value of all Chicago medallions and related assets is over $230,835,000 as of December 31, 2018.

Other Markets. We estimated that Boston and Cambridge medallions sold for approximately $43,000 and $22,000, net, as of December 31, 2018. These other markets make up 0.4% of our total medallion loans receivable.

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. Key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with dealers in the consumer markets as we work directly with dealerships, contractors and FSPs to offer quality financing for their customers, including those with past credit challenges. We believe that our relationships with dealers and brokers provide us with, in addition to potential investment opportunities, other significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of dealer and broker relationships in our target markets over the last 50 years. We believe that our management team’s relationships with these dealers and brokers have and will continue to provide us with significant investment opportunities. In 2018, 100% of our consumer loans were generated by brokers and dealers, and there were few originations in the medallion or commercial lending space.

Focus on niche industries and our expertise in these niche fields. We specialize in providing consumer loans for the purchase of recreational vehicles (RVs), boats and trailers, and to finance home improvements through contractors and suppliers in the home improvement sector. We believe our focus on these niche areas provides us with an opportunity to realize favorable returns, with less competition.

Employ disciplined underwriting policies and maintain rigorous portfolio monitoring. We have an extensive loan underwriting and monitoring process. We conduct a thorough analysis of each potential loan portfolio and its prospects, competitive position, financial performance, and industry dynamics. We stress the importance of credit and risk analysis in our underwriting process. We believe that our continued adherence to this disciplined process will permit us to continue to generate a stable, diversified and increasing revenue stream of current income from our earning assets to enable us to make distributions to our shareholders.

Leverage the skills of our experienced management team. Our management team is led by our Chief Executive Officer, Mr. Alvin Murstein, and our President, Mr. Andrew M. Murstein. Alvin Murstein has over 60 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses, and Andrew M. Murstein is the third generation in his family to participate in the business and has over 30 years of experience in the ownership, management, and financing of taxicab medallions and other commercial businesses. The other members of our management team including Medallion Bank have broad investment backgrounds, with prior experience in banking and non-bank consumer lending, at specialty finance companies, middle market commercial banks, and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

Perform Strategic Acquisitions. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire medallion financing businesses and related portfolios and specialty finance companies that make secured loans to small businesses which have experienced historically low loan losses similar to our own. Since our initial public offering in May 1996, we have acquired eight specialty finance companies, five loan portfolios, and three taxicab rooftop advertising companies.

Loan/Investment Activity

The following table sets forth the components of loan/investment activity in the consolidated/managed investment portfolio for the years indicated.

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Net investments at beginning of year	$1,380,054	$1,517,592	$1,501,555
Loans/investments originated (1)	428,510	475,465	738,238
Repayments of loans/investments (1)	(261,383)	(270,133)	(655,071)
Consumer loans sold to third parties	(100,920)	(221,447)	(97,511)
Net realized losses on loans/investments (2)	(42,305)	(79,264)	(34,888)
Provision for loan losses	(59,008)	—	—
Net increase in unrealized appreciation (depreciation) (3)	29,864	6,390	79,650
Transfers to loans in process of foreclosure	(53,756)	(44,968)	(10,941)
Investment transfers excluded from loans in process of foreclosure (4)	(262,064)	—	—
Deconsolidation of Trust III (5)	(71,409)	—	—
Amortization of origination costs	(3,950)	(3,581)	(3,440)
Other, net	(2,146)	—	—

Net increase (decrease) in loans/investments	(398,567)	(137,538)	16,037

Net loans receivable/investments at end of year	$981,487	$1,380,054	$1,517,592

(1)	Includes refinancings.
(2)	Excludes net realized losses of $7,736 and $5,875 for the years ended December 31, 2017 and 2016 related to investments other than securities and other assets.
(3)

Excludes net unrealized depreciation of $1,915 for the three months ended March 31, 2018 and $2,076 and $28,372 for the years ended December 31, 2017 and 2016 related to investments other than securities and other assets.

(4)	Represents portfolio investments transferred to other asset categories and excluded from net loans receivable.
(5)

Represents the Trust III gross loans of $53,546 and loans in process of foreclosure that had been transferred to other assets of $17,863 as a result of the Company no longer considered the primary beneficiary of, and thus not consolidating, Trust III.

Loan/Investment Characteristics

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around ten to twelve years. Interest rates offered are fixed. Borrowers may prepay consumer loans without any prepayment penalty. In general, Medallion Bank has established relationships with dealers, FSPs, and contractors in the industry, who are the sources for consumer loan volumes. The loans are made up of recreation loans and home improvement loans which were 76% and 24% of total consumer loans at December 31, 2018.

Our recreation loans are secured primarily by RVs, boats and trailers with a small proportion of loans secured by other collateral such as autos, motorcycles and boat motors. These loans, which together make up our largest and most profitable loan portfolio, have a weighted average yield of 16.88% at December 31, 2018. Our home improvement loans are secured by the personal property installed, and the security interest for a majority of these loans is perfected with a UCC fixture filing. As of December 31, 2018, these loans had a weighted average yield of 9.20%.

Commercial Loans. We have typically originated commercial loans in principal amounts generally ranging from under $1,000,000 to $5,000,000, and occasionally have originated loans in excess of that amount. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid, and in the first five years, a fee will be owed to us. The term of, and interest rate charged on, certain of our outstanding loans are subject to the regulations of the Small Business Administration, or the SBA. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%; however, terms and interest rates are subject to market competition for all loans. Unlike medallion loans, for which competition and market conditions preclude us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans.

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxicab medallions and related assets (vehicles, meters, and the like). We estimate that the weighted average loan-to-value ratio of all of the medallion loans was 220% as of December 31, 2018, compared to 131% as of December 31, 2017. These ratios do not factor in the reserve on these loans of $27,743,000 as of December 31, 2018 and the unrealized depreciation on managed loans of $62,723,000 as of December 31, 2017. In addition, we have recourse against a vast majority of the owners of the taxicab medallions and related assets through personal guarantees.

Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a five to twenty-five year schedule, subject to a balloon payment of all outstanding principal at maturity. Historically, we have originated loans with one-to-five year maturities where interest rates are adjusted and a new maturity period set.

Historically, we have retained the medallion loans we originate; however, from time to time, we participate or sell shares of some loans or portfolios to interested third party financial institutions. In these cases, we retain the borrower relationships and service the sold loans.

Marketing, Origination, and Loan Approval Process

We employ 78 personnel to originate, manage, service and collect on the consumer, commercial, and medallion loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, a review of the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. The Company’s senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans (other than those by the Bank) must be approved by the Company’s Chief Executive Officer, President, and/or the Chief Credit Officer and the Investment Oversight Committee of the Company’s Board of Directors. Loan criteria for loans originated with the Bank is established by the Bank’s board of directors and senior management. The Bank’s policies identify specific approval authorities for its recreation, home improvement, medallion and real estate loans. Policy exceptions are reported to the Bank’s board of directors. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with recreational vehicle and boat dealers, and home improvement contractors throughout our market area.

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

The table below summarizes our sources of available funds and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2018. See Note 7 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Total
Cash and cash equivalents	$57,713
Bank loans	59,615
Average interest rate	4.55%
Maturity	3/19-12/23
Preferred securities	33,000
Average interest rate	4.86%
Maturity	9/37
Retail notes	33,625
Average interest rate	9.00%
Maturity	4/21
SBA debentures and borrowings	83,099
Amounts undisbursed	3,000
Amounts outstanding	80,099
Average interest rate	3.40%
Maturity	3/19-9/28
Brokered CDs & other funds borrowed	848,040
Average interest rate	2.14%
Maturity	1/19-07/23
Other borrowings	7,649
Average interest rate	2.00%
Maturity	12/19-3/20

Total cash	$57,713

Total debt outstanding	$1,062,028

We fund our fixed-rate loans with variable-rate credit lines and bank debt, and with fixed-rate SBA debentures and borrowings. The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk. We seek to manage our exposure to increases in market rates of interest to an acceptable level by:

•	Originating adjustable rate loans; and

•	Incurring fixed-rate debt.

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 65.

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

Employees

As of December 31, 2018 we employed 177 persons, including 75 at our Medallion Bank subsidiary. We believe that relations with our employees are good.

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

For our tax years ended December 31, 2018 and 2017, we have been taxed as a corporation and must pay corporate-level federal and state income taxes on our taxable income. Because we were taxed as a corporation under Subchapter C of the Internal Revenue Code (the Code) for the tax year ended December 31, 2018 and 2017, we are able to carry forward any net operating losses incurred to succeeding years. In addition, distributions will generally be taxable to our shareholders to the extent of our current and accumulated earnings and profits for U.S. federal tax purposes. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of a shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction.

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduced the Company’s corporate statutory income tax rate from 35% to 21%, but eliminated or increased certain permanent differences.

REGULATION

Exemption from the 1940 Act

In order to maintain our status as a non-investment company, we operate so as to fall outside the definition of an “investment company” or within an applicable exception. We expect to continue to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. We monitor our continued compliance with this exception, which we have met since April 2, 2018, and were compliant as of December 31, 2018.

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

In July 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency adopted the U.S. Basel III capital rules, which implement many aspects of the Basel Committee on Banking Supervision’s Basel III capital framework and are aimed at increasing both the quantity and quality of regulatory capital. The requirements in the U.S. Basel III capital rules began to phase in on January 1, 2015, for many covered banking organizations, including Medallion Bank. Most requirements in the U.S. Basel III capital rules were fully phased in by January 1, 2019. Because Medallion Bank was already subject to a capital maintenance agreement with the FDIC that required it to hold capital in excess of the then applicable capital requirements, we do not believe that the U.S. Basel III capital rules will have a material impact on Medallion Bank’s business.

Under the U.S. Basel III capital rules, Medallion Bank is subject to the following minimum capital ratios:

•	a new Common Equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6%;

•	a Total risk-based capital ratio of 8%; and

•	a Tier 1 leverage ratio of 4%.

In addition, Medallion Bank is subject to a Common Equity Tier 1 capital conservation buffer on top of the minimum risk-based capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% each subsequent January 1 until January 1, 2019. Including the buffer, as of January 1, 2019, Medallion Bank is be required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0%, a Tier 1 risk-based capital ratio of greater than 8.5% and a total risk-based capital ratio of greater than 10.5%. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of qualifying minority interests that are in the form of common stock. For Medallion Bank to pay a dividend, they would need to comply with these capital requirements.

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

Pursuant to a capital maintenance agreement with the FDIC, we and Medallion Bank have agreed that the capital levels of Medallion Bank will at all times meet or exceed the levels required for Medallion Bank to be considered well-capitalized under the FDIC rules and regulations, that Medallion Bank’s Tier 1 capital to total assets leverage ratio will be maintained at not less than 15%, and that Medallion Bank will maintain an adequate allowance for loan and lease losses. As of December 31, 2018, Medallion Bank was in compliance with the above rules and tests.

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

The USA Patriot Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, or the Patriot Act, is intended to detect and prosecute terrorism and international money laundering. The Patriot Act establishes new standards for verifying customer identification incidental to the opening of new accounts. Medallion Bank has undertaken appropriate measures to comply with the Patriot Act and associated regulations. Other provisions of the Patriot Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network. The compliance programs required by the Patriot Act are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control, or OFAC, regulations to which Medallion Bank is also subject. The Bank Secrecy Act requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The Bank Secrecy Act includes a variety of record-keeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. Medallion Bank has in place policies, procedures and internal controls in order to comply with Bank Secrecy Act and OFAC laws and regulations. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Regulation by the SBA

Medallion Funding, Medallion Capital, and Freshstart are each licensed by the SBA to operate as SBICs, under the Small Business Investment Act of 1958, as amended, or the SBIA. The SBIA authorizes the organization of SBICs as vehicles for providing equity capital, long term financing, and management assistance to small business concerns. Under the regulations promulgated by the SBA a “small business concern” is defined as a business that is independently owned and operated, which does not dominate its field of operation, and which (i) has a tangible net worth, together with any affiliates, of $19.5 million or less and average annual net income after U.S. federal income taxes for the preceding two fiscal years of $6.5 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under the Federal government’s North American Classification System, or the NAICS, that assigns codes to the industry in which a small business is engaged and provides a small business size standard based either on the number of persons employed by the business or its gross revenues. In addition, at the end of each fiscal year, at least 25% of the total amount of loans made (after April 25, 1994) must be made in “smaller businesses” that have a net worth of $6.0 million or less, and average net income after federal income taxes for the preceding two years of $2.0 million or less. A business that meets the NAICS size standards also qualifies as a “smaller business” for purposes of meeting SBA’s size standard regulations.

Investments by SBICs must be in active, primarily domestic businesses. SBIC regulations preclude investment in the following types of businesses: (1) financial companies whose principal business activity is as a relender or reinvestor (that is, directly or indirectly, providing funds to others, purchasing debt obligations, factoring, or long term leasing of equipment with no provision for maintenance or repair); (2) many kinds of real estate projects; (3) single purpose projects that are not continuing businesses; (4) companies located outside the U.S. intending to use the proceeds of the investment outside of the U.S. or companies that are located in the U.S. that have more than 50% of their employees or tangible assets located outside of the U.S.; (5) businesses that are passive and do not carry on an active trade or business; (6) businesses that use 50% or more of the funds to buy goods or services from an associated supplier; and (7) certain “sin businesses” such as gambling and the like. Nonetheless, the regulations provide an exception to (1) above for an SBIC that provides Venture Capital Financing investments (represented by common or preferred stock, a limited partnership interest or a similar partnership interest) to a Disadvantaged Business that is a relender or reinvestor (except banks or savings and loans insured by agencies of the Federal Government, and agricultural credit companies), so long as, without SBA prior approval, total outstanding financings do not exceed the SBICs regulatory capital at the end of its fiscal year.

Under current SBA regulations, the maximum rate of interest that Medallion Funding, Medallion Capital and Freshstart may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2018, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2018, our outstanding medallion loans had a weighted average rate of interest 4.43% and our outstanding commercial loans had a weighted average rate of interest of 13.56%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years.

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

SBICs are precluded from making investments in a small business if it would give rise to a conflict of interest. Generally, a conflict of interest may arise if an associate of the SBIC has or makes an investment in the small business the SBIC is financing or serves as one of its officers or would otherwise benefit from the financing. A conflict of interest would also occur if an SBIC were to lend money to any of its officers, directors, and employees, or invest in any affiliates thereof. Joint investing with an associate (such as another fund controlled by affiliates of the general partner of the fund) may be made on identical terms or on terms that are fair to the SBIC. The SBA also prohibits, without prior SBA approval, a “change of control” or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements, or otherwise.

Under SBA regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single small business concern may not exceed 30% of an SBIC’s regulatory capital, as defined in the SBIA.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBA regulations. These permitted investments include direct obligations of, or obligations guaranteed as to principal and interest by, the government of the U.S. with a term of 15 months or less and deposits maturing in one year or less issued by an institution insured by the FDIC. These permitted investments must be maintained in (i) direct obligations of, or obligations guaranteed as to principal and interest by, the U.S., which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less if the securities underlying the repurchase agreements are direct obligations of, or obligations guaranteed as to principal and interest by the U.S., and such securities must be maintained in a custodial account in a federally insured institution; (iii) mutual funds, securities, or other instruments that exclusively consist of, or represent pooled assets of, investments described in (i) or (ii) above; (iv) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (v) a deposit account in a federally insured institution, subject to withdrawal restriction of one year or less; (vi) a checking account in a federally insured institution; or (vii) a reasonable petty cash fund.

SBICs may purchase voting securities of small business concerns in accordance with SBA regulations. Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, SBA regulations allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

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

Changes to laws of states in which we do business could affect the operating environment in substantial and unpredictable ways. We cannot predict whether such changes will occur or, if they occur, the ultimate effect they would have upon our financial condition or results of operations.

AVAILABLE INFORMATION

Our corporate website is located at www.medallion.com. We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings can be found in the For Investors section of our website, the address of which is http://www.medallion.com/investors.html, or on the SEC website at www.sec.gov. Our Code of Ethical Conduct and Insider Trading Policy can be located in the Corporate Governance section of our website at http://www.medallion.com/investors_corporate_governance.html. These documents, as well as our SEC filings, are available in print free of charge to any stockholder who requests a copy from our Secretary.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business and Structure

Our business is heavily concentrated in consumer lending, which carries a high risk of loss and could be adversely affected by an economic downturn.

Our business is heavily concentrated in consumer lending. As a result, we are more susceptible to fluctuations and risks particular to consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Our business concentration could have a material adverse effect on our results of operations.

By its nature, lending to consumers carries with it different risks and typically a higher risk of loss than commercial lending. Although the net interest margins are intended to be higher to compensate us for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of our consumer loan portfolio. During periods of economic slowdown, such as the 2007-2009 recession, delinquencies, defaults, repossessions, and losses generally increase, and consumers are likely to reduce their discretionary spending in areas such as recreation and home improvement, which comprise a high proportion of our business. These periods may also be accompanied by increasing unemployment rates and declining values of consumer products securing outstanding accounts, which weaken collateral coverage and increase the amount of a loss in the event of default.

Additionally, higher gasoline prices, volatile real estate values and market conditions, reset of adjustable rate mortgages to higher interest rates, general availability of consumer credit, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for RVs, boats, trailers and other consumer products (including in connection with home improvement projects), as well as weaken collateral values on certain types of consumer products. Any decrease in consumer demand for those products could have a material adverse effect on our ability to originate new loans and, accordingly, on our business, financial condition, and results of operations.

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

Furthermore, our business is significantly affected by monetary and regulatory policies of the U.S. Federal Government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us through interest rate changes, costs of compliance with increased regulation, and other factors. Although market conditions have improved since the 2007-2009 recession, conditions remain challenging for financial institutions.

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

There have been changes in the taxicab and for-hire vehicle industries that have resulted in significantly increased competition in all of our taxi medallion markets. Ridesharing applications, or ridesharing apps, utilized by for-hire vehicles were introduced in New York City in 2011 and continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate. As a result, there is an increased risk in competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. Since 2017, New York State, New York City Council and the New York City Taxi and Limousine Commissions have made several changes to the medallion classes and regulations forcing greater transparency and equal regulation among transportation companies, including; eliminating the distinction between individual and corporate medallions, temporarily capping the number of ride-sharing licenses, minimum-wage regulations for for-hire vehicle (FHV) companies, and congestion pricing. Until the market fully stabilizes we will not be able to determine the ultimate impact of these changes. According to the TLC, between January 2018 and January 2019 approximately 15,500 new for-hire vehicle licenses were issued, increasing the total number of for-hire vehicles to approximately 120,608 as of January 25, 2019, a 14.8% increase from January 2018.

In addition, the New York State legislature enacted a law on December 21, 2011, which was amended on February 17, 2012, to permit cars for-hire to pick up street hails in boroughs outside of Manhattan. Pursuant to this law the TLC has issued approximately 8,300 Street Hail Livery licenses since June 2013, of which approximately 3,400 are active.

TLC annualized data through November 2018 has shown a 8.9% reduction in total New York City taxicab fares, compared to the annualized data of December 2017, and a 9.1% reduction in the total number of New York City taxicab trips. Such reductions in fare totals and taxicab trips are likely the result of a combination of ridesharing apps, Street Hail Livery licenses, and other forms of public transportation.

As of December 31, 2018, 8.6% of our medallion loan portfolio was 90 days or more past due. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral and our Chicago medallions purchased out of foreclosure. Increased competition from ridesharing apps and Street Hail Livery licenses has reduced our market share, the overall market for taxicab services, the supply of taxicab drivers, income from operating medallions, and the value of taxicab medallions. If these trends continue and intensify, there would be a further material increase to our loan to value ratios, loan delinquencies, and loan defaults resulting in a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure have had, and may continue to have, a material adverse effect on our business.

A significant portion of our loan revenue is derived from loans collateralized by New York City taxicab medallions. According to TLC data, over the past 20 years New York City taxicab medallions had appreciated in value from under $200,000 to $1,320,000 for corporate medallions and $1,050,000 for individual medallions in 2014. However, based on our evaluation of various sale transactions and cash flows of our underlying borrowers performance, we determined that a market value of $186,400, $181,000 net of liquidation costs, was appropriate, reflecting the median transactional activity for the quarter ended December 31, 2018.

We own 159 Chicago taxicab medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxicab medallions. The Chicago medallions had appreciated in value from $50,000 in 2003 to approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxicab medallions to approximately $28,000, $27,160 net of liquidation costs, as of December 31, 2018.

Decreases in the value of our medallion loan collateral have resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 220% as of December 31, 2018. If taxicab medallion values continue to decline, there could be an increase in medallion loan delinquencies, foreclosures, and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the medallion collateral could be diminished, which could result in material losses on defaulted medallion loans which could have a material adverse effect on our business. Continued decreases in the value of our Chicago medallions purchased out of foreclosure could adversely affect our ability to dispose of such medallions at times when it may be advantageous for us to do so. If we are required to liquidate all or a portion of our medallions quickly, we could realize less than the value at which we had previously recorded such medallions.

Our financial condition, liquidity and results of operations depend on the credit performance of our loans.

As of December 31, 2018, more than half of our recreation loans are nonprime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. While our underwriting guidelines are designed to confirm that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless are expected to experience higher default rates than a portfolio of obligations of prime obligors. The weakening of our underwriting guidelines for any reason, such as in response to the competitive environment, in an effort to originate higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or other conditions, may result in loan defaults and charge-offs that may necessitate increases to our allowance for loan losses, each of which could adversely affect our net income and financial condition. In the event of a default on a recreation loan, generally the most practical recovery method is repossession of the financed vehicle, although the collateral value of the vehicle usually does not fully cover the outstanding account balance and costs of recovery. Repossession sales that do not yield sufficient proceeds to repay the receivables in full typically result in losses on those receivables.

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

Our loan and credit agreements contain financial covenants and other restrictions relating to borrowing base eligibility, tangible net worth, net income, leverage ratios, shareholders’ equity, and collateral values. Our ability to meet these financial covenants and restrictions could be affected by events beyond our control, such as a substantial decline in collateral values or a rise in borrower delinquencies. A breach of these covenants could result in an event of default under the applicable debt instrument. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. Most of our credit facility debt is subject to cross default provisions. Certain other events can constitute an event of default. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of the related notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. We have regularly needed waivers and extensions and there can be no guarantee that we will be able to continue to get them if requested. Based on the foregoing factors, the operating and financial restrictions and covenants in our current credit agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our business, financial condition and results of operations could be negatively impacted if we are unsuccessful in developing and maintaining our relationships with dealerships, contractors and FSPs.

We originate loans by working with third-party sellers of consumer products and not working directly with consumers. As a result, our ability to originate consumer loans depends on our relationships with dealerships, contractors and FSPs. Although we have relationships with various dealerships, contractors and FSPs, none of our relationships are exclusive and each may be terminated at any time. In particular, there is significant competition for the contractor and FSP relationships we depend on in connection with our home improvement lending business. The loss of any of these relationships, our failure to develop additional relationships, and circumstances in which our existing dealer, contractor, and FSP relationships generate decreased sales and loan volume all may have a material adverse effect on our business, financial condition and results of operations.

We borrow money, which magnifies the potential for gain or loss on amounts invested, and increases the risk of investing in us.

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

As of December 31, 2018, we had $1,062,028,000 of outstanding indebtedness, with a weighted average borrowing cost of 2.67%.

Most of our borrowing relationships have maturity dates during 2019 through 2021. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured. Certain lenders have worked with us to extend and change the terms of the borrowing agreements. See Note 7 of our consolidated financial statements for a discussion of the current and new lending arrangements to date.

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

If our capital levels fall below the “well-capitalized” level as defined by the FDIC our ability to raise brokered deposits would be materially impaired. If our capital levels fall below the “adequately capitalized” level as defined by the FDIC, we would be unable to raise brokered deposits. Any impairment or inability to raise brokered deposits would have a material adverse effect on our business, financial condition, liquidity and results of operations. Brokered deposits may also not be as stable as other types of deposits, and if we experience a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly. Our ability to manage our growth to stay within the “well-capitalized” level is critical to our ability to retain open access to this funding source.

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

We depend on the diligence, skill, and network of business contacts of the investment professionals we employ for sourcing, evaluating, negotiating, structuring, and monitoring our investments. Our future success will also depend, to a significant extent, on the continued service and coordination of our senior management team, particularly, Alvin Murstein, our Chairman and Chief Executive Officer, Andrew M. Murstein, our President, Larry D. Hall, our Chief Financial Officer, Donald Poulton and his management team for Medallion Bank, and Alex Travis and his management team at Medallion Capital. The departure of Messrs. Murstein or Mr. Hall, or any other member of our senior management team, could have a material adverse effect on our business and financial results.

Changes in taxicab industry regulations that result in the issuance of additional medallions or increases in the expenses involved in operating a medallion would decrease the value of our medallion loan collateral and our Chicago medallions purchased out of foreclosure.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted in 2010. The Dodd-Frank Act significantly changed federal financial services regulation and affects, among other things, the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. In addition to the statutory requirements under the Dodd-Frank Act, the legislation also delegated authority to U.S. banking, securities and derivatives regulators to impose additional restrictions through required rulemaking. The Dodd-Frank Act requires a company that owns an industrial bank to serve as a “source of strength” to the institution and is also subject to the “Volcker Rule.” Although these requirements have not materially impacted us, we cannot assure you that they will not in the future.

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

The post-financial crisis era has been marked by an increase in regulation, regulatory intensity, and enforcement. We are unable to predict the ways in which this change in the regulatory environment could impact our business models or objectives. The laws and regulations governing our lending, servicing, and debt collection activities or the regulatory or enforcement environment at the federal level or in any of the states in which we operate may change at any time which may have an adverse effect on our business.

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

The USA PATRIOT Act of 2001 and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network (FinCEN). These rules require financial institutions to establish procedures for identifying and verifying the identity of customers and beneficial owners of certain legal entity customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or expanding activities. During the last several years, a number of banking institutions have received large fines for non-compliance with these laws and regulations. Although we have policies and procedures designed to assist in compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our employees, agents, and intermediaries with respect to our business or any businesses that we may acquire. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

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

We compete for loans/investments with other business development companies and other investment funds, as well as traditional financial services companies such as commercial banks and credit unions. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than us. We may be unwilling to match our competitors’ pricing, terms, and structure of certain loans and investments opportunities due to potential risks, which may result in us earning less income than our competitors. If we are forced to match our competitors’ pricing, terms, and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time.

Changes in interest rates may affect our cost of capital and net interest income.

Because we borrow to fund our loans and investments, a portion of our income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments, such as taxi medallion loans, will have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations. Also, we will have to rely on our counterparties to perform their obligations under such hedges.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make distribution payments to our shareholders. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% Tier 1 leverage ratio (Tier 1 capital to average assets). As of December 31, 2018, Medallion Bank’s Tier 1 leverage ratio was 15.85%. We have not received dividends from Medallion Bank since 2016.

Medallion Bank’s use of brokered deposit sources for its deposit-gathering activities may not be available when needed.

Medallion Bank relies on the established brokered deposit market to originate deposits to fund its operations. Medallion Bank’s brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. While Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of deposits. Applicable statutes and regulations restrict the use of brokered deposits and the interest rates paid on such deposits for institutions that are less than “well-capitalized”. If the capital levels at Medallion Bank fall below the “well-capitalized” level as defined by the FDIC or the capital level currently required by the FDIC pursuant to its capital maintenance agreement, or if Medallion Bank experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly, and the ability of Medallion Bank to raise deposits from this source could be impaired. Brokered deposits may also not be as stable as other types of deposits. Medallion Bank’s ability to manage its growth to stay within the “well-capitalized” level, and the capital level currently required by the FDIC pursuant to its capital maintenance agreement, which is also considerably higher than the level required to be classified as “well-capitalized”, is critical to Medallion Bank’s retaining open access to this funding source.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net operating income before net realized and unrealized gains. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net income” as of December 31, 2018 by approximately $549,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($1,012,000) at December 31, 2018. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability to originate loans that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of charge-offs and provision for loan losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers and personally identifiable information of our customers and employees, in third-party data centers, and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security and business continuity measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions or vulnerable to other disruptions as a result of system failures, operational events, employee error or incidents affecting our third-party service providers (or providers to those third-party service providers). Any such breach or disruption could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, destroyed or stolen. Any such access, disclosure, destruction or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business. In addition, we may also be required to incur significant costs in connection with any regulatory investigation or civil litigation resulting from a security breach or other information technology disruption that affects us.

Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.

We depend to a significant extent on relationships with third parties that provide services, primarily information technology services critical to our operations. Currently, we obtain services from third parties that include information technology infrastructure and support, plus loan origination, loan servicing, and accounting systems and support. If any of our third-party service providers experience difficulties or terminate their services and we are unable to replace our service providers with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our loan origination, loan servicing and accounting services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace these third parties, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third-party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal and state bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs and potentially limit our competitiveness. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

Our business depends on our ability to adapt to rapid technological change.

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

We depend on the accuracy and completeness of information about customers.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan portfolio on an ongoing basis, we may rely on information furnished by or on behalf of customers, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks, other acts of violence or war, and natural disasters may affect any market for our securities, impact the businesses in which we invest, and harm our operations and profitability.

Terrorist attacks and natural disasters may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the U.S. or U.S. businesses or major natural disasters hitting the United States. Such attacks or natural disasters in the U.S. or elsewhere may impact the businesses in which we directly or indirectly invest by undermining economic conditions in the United States. In addition, a substantial portion of our business is focused in the New York City metropolitan area, which suffered a terrorist attack in 2001 and has faced continued threats. Another terrorist attack in New York City or elsewhere could severely impact our results of operations. Losses resulting from terrorist attacks are generally uninsurable.

Our financial condition and results of operations will depend on our ability to manage growth effectively.

Our ability to achieve our loan and investment objective will depend on our ability to grow, which will depend, in turn, on our management team’s ability to identify, evaluate, and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

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

Current or former employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of the dealerships, contractors and FSPs that sell our consumer products are of critical importance. Our employees could engage, or our former directors, employees, or our controlling shareholder could have engaged, in misconduct that adversely affects our business. For example, if such a person were to engage, or previously engaged, in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, third-party relationships and ability to forge new relationships with third-party dealers or contractors. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, or if former directors, employees, or our controlling shareholder previously improperly used or disclosed this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees or former directors, employees, or our controlling shareholder, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations

Risks Relating to Our Loan Portfolios and Investments

Lending to small businesses involves a high degree of risk and is highly speculative.

Lending to small businesses involves a high degree of business and financial risk, which can result in substantial losses and should be considered speculative. Historically, our borrower base consists primarily of small business owners that may have limited resources and that are generally unable to obtain financing from traditional sources. There is generally no publicly available information about these small business owners, and we must rely on the diligence of our employees and agents to obtain information in connection with our credit decisions. In addition, these small businesses often do not have audited financial statements. Some smaller businesses have narrower product lines and market shares than their competition. Therefore, they may be more vulnerable to customer preferences, market conditions, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in these businesses.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies, and industries and sectors, which will subject us to a risk of significant loss if any of these companies defaults on its obligations to us or by a downturn in the particular industry or sector.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies, and industries and sectors. In addition, taxicab companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of December 31, 2018, New York City taxi medallion loans represented approximately 87% of our taxi medallion loans, which in turn represented 16% of our net loan portfolio. We do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of loans perform poorly or if we need to write down the value of any one loan. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry or sector in which we are invested could also negatively impact the aggregate returns we realize.

If we are unable to continue to diversify geographically, our business may be further adversely affected if New York City experiences a sustained economic downturn.

Historically, a significant portion of our loan revenue is derived from medallion loans collateralized by New York City taxicab medallions. An economic downturn in New York City could lead to an additional increase in defaults on our medallion loans. We cannot assure you that we will be able to sufficiently diversify our operations geographically.

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

We may not control many of Medallion Capital’s portfolio companies.

We may not control many of Medallion Capital’s portfolio companies, even though we may have board representation or board observation rights. As a result, we are subject to the risk that a Medallion Capital portfolio company in which we invest may make business decisions with which we disagree, and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors.

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

We lease office space in New York City for our corporate headquarters under a lease expiring in April 2027. We also lease office space for loan origination offices and subsidiary operations in Long Island City, New York, Newark, New Jersey and Chicago, Illinois, which, along with our New York City office, handles our medallion loan segment, and Minneapolis, Minnesota, which handles our commercial lending segment. Medallion Bank leases office space in Salt Lake City, Utah under a lease expiring in November 2023, which handles the recreation and home improvement lending segments, and Bothell, Washington, which handles our home improvement lending segment. We do not own any real property, other than foreclosed properties obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

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

On December 20, 2017, a stockholder derivative action was filed in the Supreme Court of the State of New York, County of New York (Shields v. Murstein, et al.). The complaint named us as a nominal defendant and purports to assert claims derivatively on our behalf against certain of our current directors, one of our former directors, and a former independent contractor for one of our subsidiaries. The complaint alleged that the director defendants breached their fiduciary duties with respect to certain alleged misconduct by the former independent contractor involving postings about us under an alleged pseudonym. On January 25, 2018, we and the director defendants filed a motion to dismiss the action. On June 27, 2018, a hearing was held on the motion. On November 26, 2018, the Court entered a decision granting the motion. On December 17, 2018, the Court entered an order dismissing the plaintiff’s complaint with prejudice. The time for the plaintiff to appeal the Court’s order has elapsed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2013 and compares the Company’s Common Stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2013 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulative Total Return

Based on Initial Investment of $100 on December 31, 2013

with dividends reinvested

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of March 11, 2019, there were approximately 324 holders of record of our common stock. On March 11, 2019, the last reported sale price of our common stock was $6.60 per share.

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains, and are not subject to the annual distribution requirements under Subchapter M of the Code. Thus, there can be no assurance that we will pay any cash distributions as we may retain our earnings in certain circumstances to facilitate the growth of our business, to finance our investments, to provide liquidity or for other corporate purposes. We have not paid dividends since 2016 and do not currently anticipate paying dividends. We may, however, re-evaluate paying dividends in the future depending on market conditions.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended December 31, 2018. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to 22,874,509 shares remain authorized for repurchase under the program.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto included in this report. As described therein, for the nine months ended December 31, 2018, the Company reported under Bank Holding Company Accounting.

(Dollars in thousands, except per share data)	Nine Months Ended December 31, 2018
Statement of operations
Net interest income	$71,987
Provision for loan losses	59,008
Non-interest income (expense), net	(20,135)

Net loss before taxes	(7,156)
Income tax provision	(709)
Less non-controlling interest	2,307

Net loss after taxes	(10,172)

Per share data
Net loss after taxes	(0.42)
Distributions per share	0.00

Weighted average common shares outstanding
Diluted	24,234,633

Balance sheet data
Net loans receivable	$981,487
Total assets	1,381,846
Total borrowings	1,062,028
Total liabilities	1,091,642
Total equity (3)	290,204

Selected financial ratios
Return on average assets (ROA)	(0.90%)
Return on average equity (ROE)	(4.62)
Dividend payout ratio	0.00
Net interest margin	8.19
Other income ratio (1)	1.88
Total expense ratio (2)	9.77
Equity to assets (3)	21.00
Debt to equity (3)	365.96
Loans receivable to assets	71.03
Net charge-offs	22,613
Net charge-offs as a % of average loans receivable	2.73%
Allowance coverage ratio	3.58

(1)	Other income ratio represents other income divided by average interest earning assets, and excludes the gain on the deconsolidation of Trust III of $25,325. See Note 23 for additional information.
(2)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets, and includes the goodwill impairment of $5,615.
(3)	Includes $27,596 related to non-controlling interest in consolidated subsidiaries.

You should read the consolidated financial information below with the Consolidated Financial Statements and Notes thereto included in this report. As described therein, for the three months ended March 31, 2018, and the years ended December 31, 2017, 2016, 2015 and 2014, the Company reported under Investment Company Accounting.

	Three Months Ended March 31,	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Statement of operations
Investment income	$4,033	$19,624	$25,088	$42,653	$41,068
Interest expense	3,551	13,770	12,638	9,422	8,543

Net interest income	482	5,854	12,450	33,231	32,525
Noninterest income	60	107	408	319	509
Operating expenses	4,108	13,810	22,786	16,724	17,889

Net investment income (loss) before income taxes	(3,566)	(7,849)	(9,928)	16,826	15,145
Income tax benefit	336	728	10,047	—	—

Net investment income (loss) after income taxes	(3,230)	(7,121)	119	16,826	15,145
Net realized gains (losses) on investments	(34,745)	(43,744)	457	7,636	(5,607)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	29,115	9,483	130,121	16,830	15,643
Net change in unrealized appreciation (depreciation) on investments (1)	(1,915)	8,222	(22,863)	(2,295)	6,412
Net change in unrealized depreciation on investments other than securities	(4,403)	(2,060)	(28,372)	(9,621)	(2,901)
Income tax (provision) benefit	304	35,498	(55,947)	—	—

Net increase (decrease) in net assets resulting from operations	($14,874)	$278	$23,515	$29,376	$28,692

Per share data
Net investment income (loss)	($0.15)	($0.33)	($0.41)	$0.69	$0.60
Income tax (provision) benefit	0.03	1.51	(1.90)	—	—
Net realized gains (losses) on investments	(1.44)	(1.82)	0.02	0.31	(0.22)
Net change in unrealized appreciation on investments (1)	0.94	0.65	3.26	0.2	0.76

Net increase (decrease) in net assets resulting from operations	($0.62)	$0.01	$0.97	$1.20	$1.14

Distributions declared per share	$0.00	$0.00	$0.35	$1.00	$0.96

	Three Months Ended March 31,	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Weighted average common shares outstanding
Basic	24,154,879	23,919,994	24,123,888	24,315,427	24,850,496
Diluted	24,154,879	24,053,307	24,173,020	24,391,959	25,073,323

Balance sheet data
Net investments	$595,402	$610,135	$652,278	$606,959	$527,601
Total assets	616,710	635,522	689,377	689,050	632,287
Total funds borrowed	320,662	327,623	349,073	404,540	348,795
Total liabilities	344,273	348,363	403,281	410,962	357,617
Total shareholders’ equity	272,437	287,159	286,096	278,088	274,670

Managed balance sheet data (2)
Net investments	$1,386,136	$1,380,054	$1,517,592	$1,501,555	$1,310,685
Total assets	1,479,826	1,565,889	1,605,435	1,631,118	1,469,751
Total funds borrowed	1,167,888	1,234,371	1,257,515	1,313,436	1,156,735
Total liabilities	1,207,389	1,278,730	1,319,340	1,353,030	1,195,081
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income (loss) after taxes	(2.08)%	(1.07)%	0.02%	2.59%	2.51%
Net increase in net assets resulting from operations	(9.55)	0.04	3.48	4.53	4.75
Return on average equity (ROE) (4)
Net investment income (loss) after taxes	(4.62)	(2.49)	0.04	6.08	5.48
Net increase (decrease) in net assets resulting from operations	(21.24)	0.10	8.49	10.61	10.39

Weighted average yield	2.70%	3.12%	4.17%	7.74%	8.25%
Weighted average cost of funds	2.38	2.19	2.10	1.71	1.71

Net interest margin (5)	0.32	0.93	2.07	6.03	6.54

Noninterest income ratio (6)	0.01	0.02	0.07	0.06	0.10
Total expense ratio (7)	1.16	(1.37)	13.5	4.75	5.31
Operating expense ratio (8)	0.68	2.20	3.78	3.04	3.60

As a percentage of net investment portfolio
Medallion loans	27%	34%	41%	51%	59%
Commercial loans	15	15	13	14	14
Investment in Medallion Bank and other controlled subsidiaries	56	49	45	26	26
Equity investments	2	2	1	1	1
Investment securities	—	—	—	8	—

Investments to assets (9)	97%	96%	95%	88%	83%
Equity to assets (10)	44	45	42	40	43
Debt to equity (11)	118	114	122	145	127

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

(5)

Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $0 for the three months ended March 31, 2018, $0 in 2017, $0 in 2016, $817 in 2015, and $4,160 in 2014, and also included dividends from Medallion Bank and other controlled subsidiaries of $28 for the three months ended March 31, 2018, $1,278 in 2017, $3,000 in 2016, $18,889 in 2015, and $15,000 in 2014. On a managed basis, combined with Medallion Bank, the net interest margin was 6.96% for the three months ended March 31, 2018 and 6.99%, 6.77%, 6.98%, and 7.09% for 2017, 2016, 2015, and 2014.

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

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2018, 2017, and 2016. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 18. Additionally, more information about our business activities can be found in “Business.”

GENERAL

We are a finance company that has historically had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through Medallion Bank, a wholly-owned subsidiary, which originates consumer loans for the purchase of RV’s, boats, motorcycles, and trailers, and to finance small-scale home improvements.

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance business. As a result of our change in strategy, as of December 31, 2018, our consumer loans represented 77% of our loan portfolio, with medallion loans representing 16% and commercial loans representing 7%. Total assets under management and management of our unconsolidated wholly-owned subsidiaries (prior to April 2, 2018), which includes our managed net investment portfolio, as well as assets serviced for third party investors and unconsolidated subsidiaries, were $1,522,000,000 as of December 31, 2018, and were $1,593,000,000 as of December 31, 2017, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

As a result of this change in status, commencing with the three months ended June 30, 2018:

•	we consolidated the results of Medallion Bank and our other subsidiaries in our financial statements, which, as an investment company, we were previously precluded from doing; and

•

with the consolidation of Medallion Bank, given its significance to our overall financial results, we now report as a bank holding company for accounting purposes under Article 9 and Guide 3 of Regulation S-X (but we are not a bank holding company for regulatory purposes).

As we made this change to our financial reporting prospectively, in this report we refer to both accounting in accordance with U.S. generally accepted accounting principles (GAAP) applicable to bank holding companies (Bank Holding Company Accounting), which applies commencing April 2, 2018, and to that applicable to investment companies under the 1940 Act (Investment Company Accounting), which applies to prior periods.

Our wholly-owned subsidiary, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxicab medallion and commercial loans to Medallion Bank, which originated these loans, and have been serviced by MSC. However, at this time Medallion Bank is not originating any new taxi medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, although it is less than one times Tier 1 capital as of December 31, 2018. MSC earns referral and servicing fees for these activities.

The assets of Taxi Medallion Loan Trust III (Trust III) were not available to pay obligations of its affiliates or any other party. Trust III’s loans are serviced by Medallion Funding LLC (MFC). On November 8, 2018, a limited guaranty in favor of DZ Bank was terminated in exchange for a $1.4 million note, payable in quarterly installments over five years. As a result of such restructuring, effective as of such date, Trust III is no longer consolidated in our financial statements, and a gain of $25,325,000 was recorded in the 2018 fourth quarter reflecting the deconsolidation.

CRITICAL ACCOUNTING POLICIES

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles (GAAP). Some of these significant accounting policies require management to make difficult, subjective or complex judgments. The policies noted below, however, are deemed to be our “critical accounting policies” under the definition given to this term by the SEC: those policies that are most important to the presentation of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The judgments used by management in applying the critical accounting policies may be affected by deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes to the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses.

Allowance for Loan Losses

In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a three-year look-back period for medallion loans and a one-year look-back period for recreation loans and home improvement loans. The allowance is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Our methodology to calculate the general reserve portion of the allowance includes the use of quantitative and qualitative factors. We initially determine an allowance based on quantitative loss factors for loans evaluated collectively for impairment. The quantitative loss factors are based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Qualitative loss factors are used to modify the reserve determined by the quantitative factors and are designed to account for losses that may not be included in the quantitative calculation according to management’s best judgment. Performing loans are recorded at book value and the general reserve maintained to absorb expected losses consistent with GAAP.

All medallion loans that reach 90 days or more delinquent require a specific allowance reserve for those loans, which is determined on an individual basis. The allowance is then recorded so the net value of the loan is either equal to the market or collateral value of the loan.

We charge-off loans in the period that such loans are deemed uncollectible or when they reach 120 days delinquent regardless of whether the loan is a recreation, home improvement or medallion loan.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and inherent credit losses. The changes are reflected in both the pooled formula reserve and in specific reserves as the collectability of larger classified loans is regularly recalculated with new information as it becomes available. Management is primarily responsible for the overall adequacy of the allowance.

Medallion Loan Collateral Valuation

Due to the low volume of market transfer activity the taxi medallion collateral fair value is derived quarterly for each jurisdiction using recent market transfer activity, to the extent it is available, and a discounted cash flow model. Recent market transfers published by the jurisdiction are averaged to derive the transfer activity value. When analyzing transfer activity, management does not consider transaction outliers in the average calculation nor transactions which are confirmed through third-party sources as not arms-length. For the discounted cash flow model value, significant inputs include the discount rate, taxi fare/lease revenue and associated expenses such as vehicle costs, fuel, credit card processing fees, repair costs, and insurance premiums. A higher discount rate, lower taxi fare/lease revenue and higher associated expenses each produce a lower fair value. At period end, the transfer activity and discounted cash flow values create the fair value range. A weight is ascribed to each value in order to determine the final market value.

Average Balances and Rates (Bank Holding Company Accounting)

The following table shows the Company’s consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities for nine months ended December 31, 2018.

	Nine Months Ended December 31, 2018
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Interest-earning cash and cash equivalents	$45,836	$508	1.47%
Investment securities	44,789	850	2.52
Loans:
Recreation	579,440	68,870	15.78
Home improvement	187,570	12,799	9.06
Commercial loans	78,501	7,459	12.61
Medallion loans	234,476	6,317	3.58

Total loans	1,079,987	95,445	11.73

Total interest-earning assets	$1,170,612	$96,803	10.98%

Non-interest-earning assets
Cash	$12,131
Equity investments	10,665
Loan collateral in process of foreclosure (1)	56,397
Goodwill and intangible assets	210,441
Other assets	37,542

Total non-interest-earning assets	327,176

Total assets	$1,497,788

	Nine Months Ended December 31, 2018
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost
Interest-bearing liabilities
Deposits	$891,588	$14,230	2.12%
DZ loan	67,935	2,126	4.15
SBA debentures and borrowings	79,157	2,300	3.86
Notes payable to banks	67,732	2,305	4.52
Retail notes	33,625	2,625	10.36
Preferred securities	33,000	1,111	4.47
Other borrowings	8,286	119	1.91

Total interest-bearing liabilities	$1,181,323	$24,816	2.79%

Non-interest-bearing liabilities
Deferred tax liability	$1,549
Other liabilities	22,743

Total non-interest-bearing liabilities	24,292

Total liabilities	$1,205,615

Non-controlling interest	27,318
Total stockholders’ equity	264,855

Total liabilities and stockholders’ equity	$1,497,788

Net interest income		$71,987

Net interest margin			8.19%

(1)	Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by the Bank of $3,134.

During the nine months, our net loans receivable had a yield of 11.73%, which was driven by the recreation loans partly offset by the medallion loan yield driven by the market and the overall decline in the balance. The recreation loans are consumer loans used in large part to purchase recreational vehicles, boats and trailers and the recreation loan portfolio produces the majority of our interest income. Of our debt, we use certificates of deposit to provide the funding for our consumer loans (recreation and home improvement) and a portion of our medallion loans. In addition, due to the restructuring of the DZ loan, the overall borrowings declined, but the rate increased due to current market conditions.

Rate/Volume Analysis (Bank Holding Company Accounting)

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates by calculated for the period indicated.

	Nine Months Ended December 31, 2018
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$142	$18	$160
Investment securities	30	12	42
Loans
Recreation	2,089	(1,427)	662
Home improvement	28	160	188
Commercial	(153)	314	161
Medallion	(962)	(1,460)	(2,422)

Total loans receivable	$1,002	($2,413)	($1,411)

Total interest-earning assets	$1,174	($2,383)	($1,209)

Interest-bearing liabilities
Deposits	$218	$1,203	$1,421
DZ loan	(679)	(41)	(720)
SBA debentures and borrowings	32	(2)	30
Notes payable to banks	(190)	108	(82)
Retail notes	—	(19)	(19)
Preferred securities	—	79	79
Other borrowings	2	4	6

Total interest-bearing liabilities	($617)	$1,332	$715

Net	$1,791	($3,715)	($1,924)

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, short-term credit facilities with banks, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. Medallion Bank issues brokered bank certificates of deposit, which are our lowest borrowing costs. Medallion Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 7 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following tables show the average borrowings and related borrowing costs for the years ended December 31, 2018, 2017 and 2016. Our average balances decreased during the current year, reflecting the contraction in the loan portfolios, mainly due to the deconsolidation of Trust III and the consumer loan sale in the third quarter of 2018. The increase in borrowing costs primarily reflected the repricing of term borrowings based upon the current market and increased deposit balances reflecting a lengthening of their maturity profile.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2018 (1)
Deposits	$14,230	$891,588	2.14%
DZ loan	2,928	81,256	3.60
SBA debentures and borrowings	3,049	79,016	3.86
Notes payable to banks	3,118	71,353	4.37
Retail notes	3,500	33,625	10.41
Preferred securities	1,423	33,000	4.31
Other borrowings	119	8,286	1.93

Total borrowings	$28,367	$1,198,124	2.37

December 31, 2017
DZ loan	$2,892	$102,894	2.81%
Notes payable to banks	3,164	84,219	3.76
SBA debentures and borrowings	3,099	80,284	3.86
Preferred securities	1,111	33,000	3.37
Retail notes	3,504	33,625	10.42

Total	$13,770	$334,022	4.12

Medallion Bank borrowings	13,869	913,072	1.52

Total managed borrowings	$27,639	$1,247,094	2.22

December 31, 2016
DZ loan	$2,670	$119,492	2.23%
Notes payable to banks	3,119	105,893	2.95
SBA debentures	3,134	79,175	3.96
Preferred securities	945	33,000	2.87
Retail notes	2,501	23,748	10.53
Margin loans	269	18,997	1.42

Total	$12,638	$380,305	3.32

Medallion Bank borrowings	11,762	924,235	1.27

Total managed borrowings	$24,400	$1,304,540	1.87

(1)	Balance includes the nine months ended December 31, 2018 under Bank Holding Company Accounting and three months ended March 31, 2018 under Investment Company Accounting.

We will continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2018 short-term adjustable rate debt constituted 6% of total debt, and were 55% (15% on a managed basis which included borrowings of our consolidated and unconsolidated subsidiaries) and 59% (16% on a managed basis) as of December 31, 2017 and 2016.

Provision and Allowance for Loan Loss (Bank Holding Company Accounting)

The below is based upon activity beginning on April 2, 2018. During the nine months ended December 31, 2018, the New York medallion value slightly decreased to a net realizable value of $181,000, from $183,500 at March 31, 2018 and in the 2018 fourth quarter, the net realizable value of the other markets declined as loans continue to age over 120 days. The provision was slightly improved by the deconsolidation of Trust III in the 2018 fourth quarter, leading to a reversal of $8,161,000 of provision. The provision also included $5,708,000 of a general reserve, for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses. This figure excludes the general reserve of $17,351,000 at the Bank, which was netted against loan balances at consolidation on April 2, 2018.

(Dollars in thousands)	Nine Months Ended December 31, 2018
Allowance for loan losses – beginning balance (1)	$—
Charge-offs
Recreation	(12,697)
Home improvement	(1,562)
Commercial	—
Medallion	(14,277)

Total charge-offs	(28,536)

Recoveries
Recreation	4,437
Home improvement	905
Commercial	4
Medallion	577

Total recoveries	5,923

Net charge-offs	(22,613	)(2)

Provision for loan losses (3)	59,008	(4)

Allowance for loan losses – ending balance	$36,395

(1)

Beginning balance for the nine months December 31, 2018 ended reflects the transition to Bank Holding Company Accounting by netting previously established unrealized depreciation against the gross loan balances resulting in a starting point of zero for this table.

(2)	As of December 31, 2018, cumulative charge-offs of loans and loans in process of foreclosure in the medallion portfolio were $215,789, representing collection opportunities for the Company.
(3)

Includes $5,708 of a general reserve, for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 16% of the total allowance, and 4% of the loans in question. This figure excludes the general reserve for the Bank, which was netted against loan balances at consolidation on April 2, 2018.

(4)	Includes $8,161 of a reversal of provision for loan loss related to the deconsolidation of Trust III in the 2018 fourth quarter.

The following table presents the allowance by segment as a percent of loans as of December 31, 2018 under Bank Holding Company Accounting.

(Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$6,856	19%	1.17%
Home improvement	1,796	5	0.98
Commercial	—	—	0.00
Medallion	27,743	76	15.11

Total	$36,395	100%	3.58%

The following tables set forth the pre-tax changes in our unrealized appreciation (depreciation) on investments, for the three months ended March 31, 2018 and for the years ended December 31, 2017 and 2016 under Investment Company Accounting.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2015	$(3,438)	$(2,239)	$18,640	$2,582	$(18)	$28,956	$44,483
Net change in unrealized
Appreciation on investments	—	—	133,805	2,979	7	(28,372)	108,419
Depreciation on investments	(28,028)	318	305	—	5	—	(27,400)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(1,627)	—	—	(1,627)
Losses on investments	2,943	543	—	—	12	—	3,498
Other	—	—	—	—	(6)	—	(6)

Balance December 31, 2016	(28,523)	(1,378)	152,750	3,934	—	584	127,367
Net change in unrealized
Appreciation on investments	—	—	6,170	2,060	—	(821)	7,409
Depreciation on investments	(37,335)	(410)	—	(277)	—	(1,253)	(39,275)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(3,082)	—	—	(3,082)
Losses on investments	45,520	1,275	—	486	—	—	47,281

Balance December 31, 2017	(20,338)	(513)	158,920	3,121	—	(1,490)	139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	—	37,797
Depreciation on investments	(38,170)	18	—	—	—	(1,915)	(40,067)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	34,747	—	—	—		—	34,747

Balance March 31, 2018	($23,761)	($495)	$197,715	$2,123	$—	($3,405)	$172,177

Under both Bank Holding Company Accounting and Investment Company Accounting, we generally follow a practice of discontinuing the accrual of interest income on our loans that are in arrears as to payments for a period of 90 days or more. We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances. A loan is considered to be delinquent if the borrower fails to make a payment on time; however, during the course of discussion on delinquent status, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. For loan modifications, the loan will only be returned to accrual status if all past due interest and principal payments are brought fully current. For credit that is collateral based, we evaluate the anticipated net residual value we would receive upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure. For credit that is cash flow-based, we assess our collateral position, and evaluate most of these relationships as ongoing businesses, expecting to locate and install a new operator to run the business and reduce the debt.

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the collateral down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a realized gain. Proceeds collected on charged-off accounts are recorded as realized gains. All collection, repossession, and recovery efforts are handled on behalf of Medallion Bank by the servicer.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	Bank Holding Company Accounting		Investment Company Accounting
	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Recreation	$4,020	0.4%	N/A	N/A	N/A	N/A

Home improvement	135	0.0	N/A	N/A	N/A	N/A

Commercial	279	0.0	749	0.2	2,124	0.6

Medallion	15,720	1.6	59,701	18.7	71,976	18.9

Total loans 90 days or more past due	$20,154	2.0%	$60,450	18.9%	$74,100	19.5%

Total Medallion Bank loans (2)	N/A	N/A	$16,115	1.8%	$42,269	4.2%

Total managed loans 90 days or more past due	N/A	N/A	$76,565	6.2%	$116,369	8.4%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.
(2)	Includes medallion and consumer loans held at Medallion Bank.

The following table presents the credit-related information for the investment portfolios as of the dates shown under Investment Company Accounting.

(Dollars in thousands)	December 31, 2017	December 31, 2016
Total loans
Medallion loans	$208,279	$266,816
Commercial loans	90,188	83,634

Total loans	298,467	350,450
Investments in Medallion Bank and other controlled subsidiaries	302,147	293,360
Equity investments (1)	9,521	8,468
Investment securities	—	—

Net investments	$610,135	$652,278

Net investments in Medallion Bank and other controlled subsidiaries	$908,297	$1,001,940
Managed net investments	$1,380,054	$1,517,592

Unrealized appreciation (depreciation) on investments
Medallion loans	($20,338)	($28,523)
Commercial loans	(513)	(1,378)

Total loans	(20,851)	(29,901)
Investments in Medallion Bank and other controlled subsidiaries	158,920	152,750
Equity investments	3,121	3,934
Investment securities	—	—

Total unrealized appreciation on investments	$141,190	$126,783

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($63,785)	($55,616)
Managed total unrealized appreciation (depreciation) on investments	$77,405	$71,167

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(8.90%)	(9.67%)
Commercial loans	(0.57)	(1.62)
Total loans	(6.53)	(7.87)
Investments in Medallion Bank and other controlled subsidiaries	110.96	108.63
Equity investments	48.77	86.77
Investment securities	—	—
Net investments	30.11	24.13

Net investments at Medallion Bank and other controlled subsidiaries	(6.64%)	(5.32%)
Managed net investments	5.99%	4.96%

(1)	Represents common stock, warrants, preferred stock, and limited partnership interests held as investments.
(2)

Unlike other lending institutions, we were not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio was adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments were carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolio for the three months ended March 31, 2018 and for the years ended December 31, 2017 and 2016 under Investment Company Accounting.

(Dollars in thousands)	March 31, 2018	December 31, 2017	December 31, 2016
Realized gains (losses) on loans and equity investments
Medallion loans	($34,747)	($49,609)	($2,938)
Commercial loans (1)	2	(1,412)	1,284

Total loans	(34,745)	(51,021)	(1,654)
Investments in Medallion Bank and other controlled subsidiaries	—	—	214
Equity investments	—	7,277	1,884
Investment securities	—	—	13

Total realized gains (losses) on loans and equity investments	($34,745)	($43,744)	$457

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	($23,073)	(43,256)	(35,341)

Total managed realized gains (losses) on loans and equity investments	($57,818)	($87,000)	($34,884)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(65.74%)	(17.76%)	(0.97%)
Commercial loans	0.01	(1.71)	1.49
Total loans	(45.96)	(14.10)	(0.42)
Investments in Medallion Bank and other controlled subsidiaries	—	—	0.14
Equity investments	—	119.20	41.15
Investment securities	—	—	0.01
Net investments	(30.89)	(8.50)	0.08

Net investments at Medallion Bank and other controlled subsidiaries	(9.66%)	(4.19%)	(3.33%)
Managed net investments	(18.22%)	(6.19%)	(2.34%)

(1)	Includes $2,056 of gain recognized on the sale of the asset based lending portfolio in 2016.

The following table sets forth the pre-tax changes in our unrealized and realized gains and losses in the investment portfolio, for the three months ended March 31, 2018 and years ended December 31, 2017 and 2016 under Investment Company Accounting.

(Dollars in thousands)	March 31, 2018	December 31, 2017	December 31, 2016
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($998)	$2,060	$2,986
Unrealized depreciation	(38,152)	(38,022)	(27,705)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115	9,483	130,121
Realized gains	—	(3,082)	(1,627)
Realized losses	34,747	47,281	3,498
Net unrealized losses on investments other than securities and other assets	(1,915)	(2,075)	(28,387)

Total	$22,797	$15,645	$78,886

Net realized gains (losses) on investments
Realized gains	$—	$3,082	$—
Realized losses	(34,747)	(47,281)	(3,486)
Other gains	—	4,684	4,140
Direct recoveries (charge-offs)	2	(4,229)	(197)

Total	($34,745)	($43,744)	$457

SEGMENT RESULTS

We manage our financial results under four operating segments and report like a bank holding company. The segments are recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments; RPAC and corporate and other investments. Prior to April 2, 2018, we operated as one segment. All results are for the nine months ended December 31, 2018.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 71% of our interest income for the nine months ended December 31, 2018. In September 2018, we sold of $55,979,000 of recreation loans for a gain of $3,093,000, included in non-interest income (expense). Recreation loans are secured primarily by RVs and boats, with RV loans making up 59% of the portfolio and boat loans making up 18% of the portfolio at the end of the period. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 18%, 11%, and 10% of loans outstanding, respectively, and with no other states over 10%.

The following table presents as of and for the nine months ended December 31, 2018.

(Dollars in thousands)	Recreation
Selected Earnings Data
Total interest income	$68,870
Total interest expense	6,986

Net interest income	61,884
Provision for loan losses	15,118

Net interest income after loss provision	46,766
Total non-interest income (expense)	(14,242)

Net income before taxes	32,524
Income tax (provision)	(8,579)

Net income	$23,945

Balance Sheet Data
Total loans, gross	$587,038
Total loan allowance	6,856

Total loans, net	580,182
Total assets	590,746
Total borrowings	434,527

Selected Financial Ratios
Return on average assets	5.48%
Return on average equity	22.60
Interest yield	15.78
Net interest margin	14.18
Reserve coverage	1.17
Delinquency status (1)	0.69
Charge-off%	1.89

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in swimming pools, solar panels, roofs, and windows at 31%, 16%, 15%, and 11% of total loans outstanding, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Florida, Ohio, and California at 15%, 11%, 9%, and 9% of loans outstanding, respectively, and with no other states over 10%. In September 2018, we sold $44,909,000 of home improvement loans for a gain of $2,079,000, included in non-interest income (expense).

The following table presents as of and for the nine months ended December 31, 2018.

(Dollars in thousands)	Home Improvement
Selected Earnings Data
Total interest income	$12,799
Total interest expense	2,290

Net interest income	10,509
Provision for loan losses	2,453

Net interest income after loss provision	8,056
Total non-interest income (expense)	(3,093)

Net income before taxes	4,963
Income tax (provision)	(1,319)

Net income	$3,644

Balance Sheet Data
Total loans, gross	$183,155
Total loan allowance	1,796

Total loans, net	181,359
Total assets	188,892
Total borrowings	143,815

Selected Financial Ratios
Return on average assets	2.56%
Return on average equity	11.30
Interest yield	9.06
Net interest margin	7.44
Reserve coverage	0.98
Delinquency status (1)	0.07
Charge-off%	0.46

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 51% of which are located in the Midwest and Northeast regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $1,000,000 to $5,000,000 at origination, and typically included an equity component as part of the financing. The commercial lending business has concentrations in manufacturing; professional, scientific, and technical services; and transportation and warehousing; and wholesale trade making up 48%, 14%, 9% and 9% of total business.

The following table presents as of and for the nine months ended December 31, 2018.

(Dollars in thousands)	Commercial
Selected Earnings Data
Total interest income	$7,459
Total interest expense	2,037

Net interest income	5,422
Provision for loan losses	—

Net interest income after loss provision	5,422
Total non-interest income (expense)	(1,917)

Net income before taxes	3,505
Income tax (provision)	(808)

Net income	$2,697

Balance Sheet Data
Total loans, gross	$64,083
Total loan allowance	—

Total loans, net	64,083
Total assets	90,264
Total borrowings	51,266

Selected Financial Ratios
Return on average assets	3.59%
Return on average equity	7.52
Interest yield	12.61
Net interest margin	9.17
Reserve coverage	0.00
Delinquency status (1)	0.44
Charge-off%	0.00

(1)	Loans 90 days or more past due.

Geographic Concentrations	Total Gross Loans	% of Market
Colorado	$6,900	11%
Minnesota	6,503	10%
Illinois	5,467	9%
Delaware	5,460	9%
California	4,983	8%
Other (1)	34,770	53%

Total	$64,083	100%

(1)	Includes 12 other states with none greater than 7%.

Medallion Lending

The medallion lending segment operates mainly in the New York, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services. For the nine months ended December 31, 2018, we have seen a leveling off in the medallion values of the New York market, while in the other markets there has been a decline in values. Additionally, we have also continued to see a decline in interest income due to loans aging greater than 90 days and being placed on nonaccrual. During the 2018 fourth quarter, we deconsolidated Trust III which led to a gain of $25,325,000. Additionally, we continued removing underperforming loans from the portfolio by transferring to loan collateral in process of foreclosure, or charge-offs. All the loans are secured by the medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents as of and for the nine months ended December 31, 2018.

(Dollars in thousands)	Medallion
Selected Earnings Data
Total interest income	$6,317
Total interest expense	10,125

Net interest loss	(3,808)
Provision for loan losses	41,437

Net interest loss after loss provision	(45,245)
Total non-interest income (expense)	9,742

Net loss before taxes	(35,503)
Income tax benefit	7,938

Net loss	$(27,565)

Balance Sheet Data
Total loans, gross	$183,606
Total loan allowance	27,743

Total loans, net	155,863
Total assets	273,501
Total borrowings	294,465

Selected Financial Ratios
Return on average assets	(10.13%)
Return on average equity	NM
Interest yield	3.58
Net interest margin	(2.16)
Reserve coverage	15.11
Delinquency status (1)	8.89
Charge-off%	7.76

(1)	Loans 90 days or more past due.

Geographic Concentration	Total Gross Loans	% of Market
New York City	$160,313	87%
Newark	18,455	10
Chicago	4,021	2
All Other	817	1

Total	$183,606	100%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winning activity over the nine month race season (February through November) during the year.

The following table presents as of and for the nine months ended December 31, 2018.

(Dollars in thousands)	RPAC
Selected Earnings Data
Sponsorship, race winnings, and other income	$14,368
Race and other expenses	18,597
Interest expense	121

Total expenses	18,718
Net loss before taxes	(4,350)
Income tax benefit	1,108

Net loss	($3,242)

Balance Sheet Data
Total assets	$29,925
Total borrowings	7,649

Selected Financial Ratios
Return on average assets	(11.69%)
Return on average equity	NM

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as other assets, liabilities, revenues, and expenses not allocated to the other main operating segments. This activity also includes the elimination of all intercompany activity amongst the entities.

The following table presents as of and for the nine months ended December 31, 2018.

(Dollars in thousands)	Corporate and Other
Selected Earnings Data
Interest income	$1,358
Interest expense	3,257

Net interest loss	(1,899)
Total non-interest income (expense), net	(6,396)

Net loss before taxes	(8,295)
Income tax benefit	951

Net loss	($7,344)

Balance Sheet Data
Total assets	$208,522
Total borrowings	130,306

Selected Financial Ratios
Return on average assets	(4.13%)
Return on average equity	(13.18)

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

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion loans
New York	4.23%	$167,226	3.67%	$202,469
Newark	5.34	21,935	5.27	23,267
Chicago	4.74	19,436	4.45	38,091
Boston	4.51	18,564	4.52	25,857
Cambridge	4.55	773	4.47	4,401
Other	7.95	482	7.26	965

Total medallion loans	4.41	228,416	4.01	295,050

Deferred loan acquisition costs		201		289
Unrealized depreciation on loans		(20,338)		(28,523)

Net medallion loans		$208,279		$266,816

Commercial loans
Secured mezzanine	12.09%	$88,334	13.47%	$76,469
Other secured commercial	9.39	2,477	9.33	8,657

Total commercial loans	12.02	90,811	13.05	85,126

Deferred loan acquisition income		(110)		(114)
Unrealized depreciation on loans		(513)		(1,378)

Net commercial loans		$90,188		$83,634

Investment in Medallion Bank and other controlled subsidiaries	0.83%	$143,227	2.13%	$140,610
Unrealized appreciation on subsidiary investments		158,920		152,750

Investment in Medallion Bank and other controlled subsidiaries, net		$302,147		$293,360

Equity investments	0.00%	$6,400	0.00%	$4,534

Unrealized appreciation on equities		3,121		3,934

Net equity investments		$9,521		$8,468

Investment securities	—%	$—	—%	$—

Unrealized depreciation on investment securities		—		—

Net investment securities		$—		$—

Investments at cost (2)	4.73%	$468,854	4.94%	$525,320

Deferred loan acquisition costs		91		175
Unrealized appreciation on controlled subsidiaries, equity investments, and investment securities		162,041		156,684
Unrealized depreciation on loans		(20,851)		(29,901)

Net investments		$610,135		$652,278

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Interest Rate (1)	Investment Balances	Interest Rate (1)	Investment Balances
Medallion Bank investments
Consumer loans	15.02%	$693,289	14.27%	$708,524
Medallion loans	4.30	222,252	3.75	296,436
Commercial loans	2.28	1,598	3.40	2,567
Investment securities	2.40	43,582	2.27	37,420

Medallion Bank investments at cost (2)	11.94	960,721	10.83	1,044,947

Deferred loan acquisition costs		11,097		12,371
Unrealized depreciation on investment securities		(368)		(797)
Premiums paid on purchased securities		265		238
Unrealized depreciation on loans		(63,417)		(54,819)

Medallion Bank net investments		$908,298		$1,001,940

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 10.89% and 9.74%, at December 31, 2017 and 2016.

PORTFOLIO SUMMARY (Investment Company Accounting)

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total managed portfolio under Investment Company Accounting at March 31, 2018 was 10.96%, an increase of 35 basis points from 10.61% at December 31, 2017 and an increase of 146 basis points from 9.50% at December 31, 2016.

Medallion Loan Portfolio

Our managed medallion loans of $318,864,000 comprised 23% of the net managed portfolio of $1,386,136,000 at March 31, 2018, compared to 28% of the net managed portfolio of $1,380,054,000 at December 31, 2017 and 35% the net managed portfolio of $1,517,592,000 at December 31, 2016. The medallion loan portfolio decreased by $69,137,000 or 18% on a managed basis from December 31, 2017 to March 31, 2018 primarily reflecting increased realized and unrealized losses and net amortization of loan principal, especially in the New York, Boston, and Chicago markets.

The weighted average yield of the managed medallion loan portfolio at March 31, 2018 was 4.42%, an increase of 6 basis points from 4.36% at December 31, 2017, and an increase of 48 basis points from 3.88% at December 31, 2016. The fluctuation in yield primarily reflected the repricing of the existing portfolio to current market interest rates. At March 31, 2018, 15% of the managed medallion loan portfolio represented loans outside New York, compared to 19% and 24% at December 31, 2017 and 2016.

Commercial Loan Portfolio

Our commercial loans represented 7%, 7% and 6% of the net managed investment portfolio as of March 31, 2018 and December 31, 2017 and 2016. Commercial loans increased by $4,986,000 or 5% on a managed basis from December 31, 2017 to March 31, 2018 primarily reflecting the growth in the mezzanine loan portfolio.

The weighted average yield of the managed commercial loan portfolio at March 31, 2018 was 11.76%, a decrease of 9 basis points from 11.85% at December 31, 2017, and a decrease of 100 basis points from 12.76% at December 31, 2016. The decreases primarily reflected the recent lower rates on certain of the mezzanine loans.

Consumer Loan Portfolio

Medallion Bank originates fixed rate consumer loans secured by recreational vehicles, boats, trailers, and home improvements located in all 50 states. Our managed consumer loans, represented 52%, 49% and 46% of the managed net investment portfolio as of March 31, 2018 and December 31, 2017 and 2016.

The weighted average gross yield of the managed consumer loan portfolio was 14.86% at March 31, 2018, compared to 15.02% at December 31, 2017 and 14.27% at December 31, 2016. The change in yield primarily reflects the changes in the loans originated.

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

Consolidated Results of Operations

For the Nine Months Ended December 31, 2018 under Bank Holding Company Accounting

Net loss attributable to shareholders was $10,172,000 or $0.42 per diluted common share for the nine months ended December 31, 2018.

Total interest income was $96,803,000 in for the nine months. The yield on interest earning assets was 10.98% for the nine months. Average interest earning assets were $1,170,612,000 for the nine months.

Loans before allowance for loan losses were $1,017,882,000 as of December 31, 2018, and were comprised of recreation ($587,038,000), home improvement ($183,155,000), medallion ($183,606,000) and commercial ($64,083,000) loans. The Company had an allowance for loan losses as of the end of the year 2018 of $36,395,000, which was attributable to the medallion (76%), recreation (19%), and home improvement (5%) loan portfolios. Loans declined from $1,095,780,000 at April 2, 2018 primarily due to the deconsolidation of Trust III of $53,545,740 in medallion loans, along with continued charge-offs, reserve increases, and principal repayments. These decreases were partially offset by net loan originations in which a majority related to the recreation segment. The provision for loan losses was $59,008,000 for the nine months ended December 31, 2018, reflecting losses throughout the entire loan portfolio and included a non-specific general reserve for medallion loans of $5,708,000. See Note 4 for additional information on loans and the allowance for loan losses.

Interest expense was $24,816,000 for the nine months and the cost of borrowed funds was 2.79%. Average debt outstanding was $1,181,323,000. See page 47 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $71,987,000 and the net interest margin was 8.19% for the nine months ended.

Noninterest income, which is mainly comprised of sponsorship and race winnings at RPAC, late charges, write-downs of loan collateral, impairment of equity investments and other miscellaneous income, was $41,946,000 for the nine months. The activity also included the gain on the deconsolidation of Trust III of $25,325,000.

Operating expenses were $62,081,000 for the nine months. Salaries and benefits expense was $19,357,000 for the period, professional fees were $8,609,000, primarily reflecting legal costs for a variety of corporate and investment-related matters, race team costs were $7,121,000, loan servicing costs were $3,470,000, primarily reflecting the cost of servicing the recreation and home improvement consumer loans, and occupancy and other operating expenses were $17,909,000. In addition, impairment on goodwill of $5,615,000 was recorded in the nine months.

Total income tax expense was $709,000 for the nine months. See Note 8 for more information.

Loan collateral in process of foreclosure was $49,495,000 at December 31, 2018, an increase from $21,749,000 at April 2, 2018. The increase primarily reflected the re-classification of $31,099,000 from nonperforming loans shown as investments in the 2018 first quarter and the net increase in loans that reached 120 days past due and were charged down to collateral value and reclassified to loans in process of foreclosure, partially offset by the deconsolidation of Trust III, the writedowns of collateral values and the cash received in settlement of these assets.

Goodwill and intangible assets were $204,785,000 at December 31, 2018, which arose as a result of election to no longer report as a BDC as of April 2, 2018 and was in connection with the consolidation of Medallion Bank and RPAC. See Note 2 for further information regarding goodwill and intangible assets.

2018 First Quarter under Investment Company Accounting

Net decrease in net assets resulting from operations was $14,874,000 or $0.62 per diluted common share in the 2018 first quarter primarily reflecting an increase in net realized/unrealized losses on the investment portfolio, increased operating expenses and higher income taxes. Net investment loss after income taxes was $3,230,000 or $0.13 per share in the 2018 quarter.

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

Total income tax benefit was $640,000 in 2018, and was comprised of three components, a $336,000 benefit related to the net investment loss, an $8,426,000 benefit related to realized losses, and a provision of $8,122,000 related to net unrealized gains on investments.

Net change in unrealized appreciation (depreciation) on investments before income tax was appreciation of $22,797,000 in the 2018 first quarter. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was depreciation of $6,318,000 in 2018, resulting in decreased depreciation of $2,205,000 and related almost entirely to the medallion portfolio. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The current quarter activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $29,115,000 and by reversals of unrealized depreciation on loans which were charged-off of $34,747,000, offset by unrealized depreciation on loans and other investments of $40,067,000 mainly due to the continuing declining values of the medallions.

Our net realized losses on investments before taxes were $34,745,000 in the 2018 quarter. The 2018 activity reflected the realized losses in the loan portfolio.

Our net realized/unrealized loss on investments before income taxes was $11,948,000 in the 2018 first quarter reflecting the above.

For the Years Ended December 31, 2017 and 2016 under Investment Company Accounting

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

Total income tax benefit was $36,226,000 in 2017 compared to income tax expense of $45,900,000 in 2016, a change of $82,126,000. Total taxes were comprised of three components, a $728,000 benefit related net investment loss compared to $10,047,000 in 2016, benefits related to realized losses and unrealized appreciation on investments of $15,955,000 and $19,543,000, compared to provisions of $384,000 and $55,563,000 in 2016. The tax benefit recorded in 2017 reflected the $17,279,000 for adjustment to implement the change in U.S. tax law rates on the net tax liabilities. See Note 8 for more information.

Net change in unrealized appreciation on investments was $15,645,000 in 2017, compared to $78,886,000 in 2016, a decrease in appreciation of $63,241,000. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was appreciation of $6,162,000 in 2017 compared to a depreciation of $51,235,000 in 2016, resulting in increased appreciation of $57,397,000 in 2017. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2017 activity resulted from a net appreciation on Medallion Bank and other controlled subsidiaries of $9,483,000, reversals of unrealized depreciation associated with charged-off loans of $46,795,000, partially offset by unrealized depreciation on loans of $37,745,000, the reversal of unrealized appreciation on investments that were exited with a realized gain of $3,082,000, unrealized depreciation on investments other than securities and other assets of $2,075,000, and net unrealized appreciation on equity investments of $2,269,000. The 2016 activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $130,121,000 and by reversals of unrealized depreciation associated with charged-off loans of $3,486,000, partially offset by unrealized depreciation on loans of $27,710,000, investments other than securities of $28,372,000, and net unrealized appreciation on investment securities of $1,367,000. The net appreciation on Medallion Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $1,278,000 in 2017 and $3,000,000 in 2016.

Our net realized losses on investments were $43,744,000 in 2017 compared to gains of $457,000 in 2016, an increase in realized losses of $44,201,000 in 2017. The 2017 activity reflected the reversals described in the unrealized paragraph above, other gain on the liquidation of other investment securities of $4,684,000, and net loan charge-offs of $4,715,000, inclusive of losses on equity investments. The 2016 activity reflected the reversals described in the unrealized paragraph above, and other net loan charge-offs of $224,000, partially offset by gains of $2,111,000 from the sale of investment securities and $2,057,000 from the sale of the asset-based lending portfolio.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $80,099,000 with a weighted average interest rate of 3.40%, constituting 7% of our total indebtedness, and retail notes of $33,625,000, with a weighted average interest rate of 9.00%, constituting 3% of total indebtedness as of December 31, 2018. Also, as of December 31, 2018, certain of the certificates of deposit were for terms of up to 55 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2018. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

December 31, 2018 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$33,995	$—	$—	$—	$—	$—	$—	$33,995
Adjustable rate	41,145	16,796	9,312	6,603	15,187	270	2,388	91,701
Fixed-rate	80,454	33,557	45,051	54,741	65,073	50,541	643,030	972,447
Cash	23,718	—	—	—	—	—	—	23,718

Total earning assets	$179,312	$50,353	$54,363	$61,344	$80,260	$50,811	$645,418	$1,121,861

Interest bearing liabilities
Deposits	$325,890	$191,054	$158,846	$136,508	$35,742	$—	$—	$848,040
Notes payable to banks	50,995	—	7,220	—	1,400	—	—	59,615
SBA debentures and borrowings	1,250	29,099	8,500	—	5,000	5,000	31,250	80,099
Retail notes	—	—	33,625	—	—	—	—	33,625
Preferred securities	33,000	—	—	—	—	—	—	33,000
Other borrowings	500	7,149	—	—	—	—	—	7,649

Total liabilities	$411,635	$227,302	$208,191	$136,508	$42,142	$5,000	$31,250	$1,062,028

Interest rate gap	($232,323)	($176,949)	($153,828)	($75,164)	$38,118	$45,811	$614,168	$59,833

Cumulative interest rate gap (2)	($232,323)	($409,272)	($563,100)	($638,264)	($600,146)	($554,335)	$59,833	—

December 31, 2017 (3)	($172,208)	($324,049)	($361,494)	($425,785)	($411,672)	($379,286)	$168,501	—
December 31, 2016 (3)	($160,931)	($229,981)	($304,974)	($301,658)	($334,577)	($301,596)	$219,452	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (21%), as of December 31, 2018.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of $210,284 or 19% at December 31, 2018.
(3)	Represents the cumulative rate gap on a combined basis with Medallion Bank for the years noted.

Our interest rate sensitive assets were $1,121,861,000 and interest rate sensitive liabilities were $1,062,028,000 at December 31, 2018. The one-year cumulative interest rate gap was a negative $232,323,000 or 21% of interest rate sensitive assets. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $210,284,000 or 19% at December 31, 2018. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Bank, although we have not received any since 2016 and are subject to compliance with regulatory ratios, and Medallion Capital. Additionally, there were $3,000,000 of unfunded commitments from the SBA as of December 31, 2018.

Additionally, Medallion Bank has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. Medallion Bank has $45,000,000 available under Fed Funds lines with several commercial banks. In addition, Medallion Bank can retain earnings in its business to fund future growth.

The components of our debt were as follows at December 31, 2018. See Note 7 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits	$848,040	80%	2.14%
SBA debentures and borrowings	80,099	7	3.40
Notes payable to banks	59,615	6	4.55
Retail notes	33,625	3	9.00
Preferred securities	33,000	3	4.86
Other borrowings	7,649	1	2.00

Total outstanding debt	$1,062,028	100%	2.67%

(1)	Weighted average contractual rate as of December 31, 2018.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2018.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Deposits	$325,890	$191,054	$158,846	$136,508	$35,742	$—	$848,040
SBA debentures and borrowings	3,226	25,873	8,500	—	5,000	37,500	80,099
Notes payable to banks	51,452	458	7,145	280	280	—	59,615
Retail notes	—	—	33,625	—	—	—	33,625
Preferred securities	—	—	—	—	—	33,000	33,000
Other borrowings	500	7,149	—	—	—	—	7,649
Operating lease obligations	2,357	2,380	2,278	2,216	2,136	6,048	17,415

Total	$383,425	$226,914	$210,394	$139,004	$43,158	$76,548	$1,079,443

Most of our borrowing relationships have maturity dates during 2019 through 2021. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured. The lenders have worked with us to extend and change the terms of the borrowing agreements. We have arranged for changes to the terms of the notes and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future.

In addition, the illiquidity of portions of our loan portfolio and investments may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of our portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net interest income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to the line item net income as of December 31, 2018 by $549,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been ($1,012,000) at December 31, 2018. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2018. See Note 7 to the consolidated financial statements for additional information about each credit facility.

	Bank Holding Company Accounting								Managed
(Dollars in thousands)	The Company	MFC	MCI	FSVC	MB	RPAC and Other		December 31, 2018	December 31, 2017
Cash	$1,110	$1,118	$20,230	$693	$33,895	$667	(1)	$57,713	$122,923
Bank loans	38,870	20,745	—	—	—	—		59,615	81,450
Average interest rate	5.09%	3.53%	—	—	—	—		4.55%	3.94%
Maturity	3/19-7/19	6/19-12/23	—	—	—	—		3/19-12/23	10/16-11/18
Preferred securities	33,000	—	—	—	—	—		33,000	33,000
Average interest rate	4.86%	—	—	—	—	—		4.86%	3.63%
Maturity	9/37	—	—	—	—	—		9/37	9/37
Retail notes	33,625	—	—	—	—	—		33,625	33,625
Average interest rate	9.00%							9.00%	9.00%
Maturity	4/21							4/21	4/21
DZ loan	—	—	—	—	—	—		—	99,984
Average interest rate	—	—	—	—	—	—		—	3.02%
Maturity	—	—	—	—	—	—		—	3/18
SBA debentures and borrowings	—	—	54,000	29,099	—	—		83,099	85,064
Amounts undisbursed	—	—	3,000	—	—	—		3,000	5,500
Amounts outstanding	—	—	51,000	29,099	—	—		80,099	79,564
Average interest rate	—	—	3.48%	3.25%	—	—		3.40%	3.39%
Maturity	—	—	3/21-3/29	2/20	—	—		2/20-3/29	2/20-3/27
Brokered CDs & other funds borrowed					848,040	—		848,040	906,748
Average interest rate	—	—	—	—	2.14%	—		2.14%	1.51%
Maturity	—	—	—	—	01/19-07/23	—		1/19-07/23	1/18-10/22
Other borrowings	—	—	—	—	—	7,649		7,649	—
Average interest rate	—	—	—	—	—	2.00%		2.00%	—%
Maturity	—	—	—	—	—	12/19-3/20		12/19-3/20	—

Total cash	$1,110	$1,118	$20,230	$693	$33,895	$667		$57,713	$122,923

Total debt outstanding	$105,495	$20,745	$51,000	$29,099	$848,040	$7,649		$1,062,028	$1,234,371

(1)	Includes $90,000 of cash related to consolidated subsidiaries other than RPAC.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. The aftermath of the global economic crisis and the delayed recognition of credit losses associated with loans (and other financial instruments) was identified as a weakness in the application of existing accounting standards. Specifically, because the existing “incurred” loss model delays recognition until it is probable a credit loss was incurred, the FASB explored alternatives that would use more forward-looking information. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities and is effective for fiscal years beginning after December 15, 2020 for all other entities, with early adoption permitted. We are assessing the impact the update will have on our financial statements and expects the update to have a significant impact on how we will account for estimated credit losses on our loans.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating under GAAP. ASU 2016-02 applies to all entities and is effective for fiscal years beginning after December 15, 2018 for public entities. We have assessed the impact the update will have on our financial condition and determined that effective January 1, 2019 a right-of-use asset and a lease liability each of $13,997,000 would be recorded, and accrued/amortized over the remaining lease life terms. See Note 12 for additional information.

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

In addition, the illiquidity of portions of our loan portfolio and investments may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of our portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net interest income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to the line item net income as of December 31, 2018 by $549,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been ($1,012,000) at December 31, 2018. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report. As a result of this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2018 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2018 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2018.

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

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, including the consolidated summary schedule of investments, as of December 31, 2017, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2018, and the related notes and schedules listed in the index to the financial statements and in Item 15(A)3 as Exhibit 99.1, and selected financial ratios and other data (see note 16) for each of the four years in the four-year period ended December 31, 2017 of the Company, and our report dated March 13, 2019 expressed an unqualified opinion.

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

March 13, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2019 for our fiscal year 2019 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2019 for our fiscal year 2019 Annual Meeting of Shareholders under the caption “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2019 for our fiscal year 2019 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2019 for our fiscal year 2019 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2019 for our fiscal year 2019 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

3. EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-27812) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-27812) and incorporated by reference herein.

3.2	Amended and Restated By-Laws of Medallion Financial Corp. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 27, 2018 (File No. 001-37747) and incorporated by reference herein).

4.1	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

4.2	Indenture, dated April 15, 2016, between Medallion Financial Corp. and Wilmington Trust, National Association. Filed as Exhibit d.6 to the Registration Statement on Form N-2 filed on April 15, 2016 (File No. 333-206692) and incorporated by reference herein.

4.3	First Supplemental Indenture, dated April 15, 2016, between Medallion Financial Corp. and Wilmington Trust, National Association. Filed as Exhibit d.7 to the Registration Statement on Form N-2 filed on April 15, 2016 (File No. 333-206692) and incorporated by reference herein.

4.4	Note, effective March 1, 2017, by Freshstart Venture Capital Corp., in favor of Small Business Administration. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 31, 2017 (File No. 814-00188) and incorporated by reference herein.

4.5	Amendment No. 1 to Note, dated and effective as of January 31, 2018, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2018 (File No. 814-00188) and incorporated by reference herein.

4.6	Amendment No. 2 to Note, dated and effective as of January 31, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 1, 2019 (File No. 001-33747) and incorporated by reference herein.

4.7	Amendment No. 3 to Note, dated and effective as of February 15, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 21, 2019 (File No. 001-37747) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.3	Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

Number	Description

10.4	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.5	Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.6	Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.6 to the Annual Report of Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.7	Employment Agreement, dated June 27, 2016, between Donald Poulton, Medallion Financial Corp. and Medallion Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2016 (File No. 814-00188) and incorporated by reference herein.*

10.8	Letter Agreement, dated March 7, 2017, by and between Medallion Financial Corp. and Larry D. Hall. Filed as Exhibit 10.8 to the Annual Report of Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.9	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.10	First Amended and Restated 2006 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 3 to Form 40-APP filed on June 18, 2012 (File No. 812-13666) and incorporated by reference herein.*

10.11	2015 Employee Restricted Stock Plan. Filed as Exhibit B to Amendment No. 1 to Form 40-APP filed on December 11, 2015 (File No. 812-14433) and incorporated by reference herein.*

10.12	2015 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 2 to Form 40-APP filed on January 14, 2016 (File No. 812-14458) and incorporated by reference herein.*

10.13	2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2018 Annual meeting of Shareholders filed on April 30, 2018 (File No. 001-37747) and incorporated by reference herein.*

10.14	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.15	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.16	Second Amendment of Lease, dated August 5, 2015, by and between Sage Realty Corporation and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on form 8-K filed on August 7, 2015 (File No. 814-00188) and incorporated by reference herein.

10.17	Agreement of Lease, dated July 3, 2002, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed herewith.

10.18	Amendment of Lease Agreement, dated October 29, 2004, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed herewith.

10.19	Assignment of Lease, dated July 6, 2006, by and between Medallion Bank and Zerop Medical, LLC, and consented and agreed to by B-LINE Holdings, L.C. Filed herewith.

Number	Description

10.20	Second Amendment of Lease Agreement, dated January 9, 2007, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed herewith.

10.21	Third Amendment of Lease Agreement, dated October 31, 2007, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed herewith.

10.22	Third Amendment of Lease Agreement, dated November 15, 2011, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed herewith.

10.23	Fourth Amendment of Lease Agreement, dated November 21, 2011, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed herewith.

10.24	Fifth Amendment of Lease Agreement, dated November 26, 2012, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed herewith.

10.25	Sixth Amendment of Lease Agreement, dated January 26, 2017, by and between Investment Property Group, LLC, as successor-in-interest to B-LINE Holdings, L.C., and Medallion Bank. Filed herewith.

10.26	Seventh Amendment of Lease Agreement, dated May 10, 2017, by and between Investment Property Group, LLC and Medallion Bank. Filed herewith.

10.27	Eighth Amendment of Lease Agreement, dated March 28, 2018, by and between Investment Property Group, LLC and Medallion Bank. Filed herewith.

10.28	Letter from Mountain High Real Estate Advisors, Inc. to Medallion Bank, dated July 23, 2018, regarding 8th Amendment Lease Commencement. Filed herewith.

10.29	Commitment Letter, dated March 30, 2016, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on April 7, 2016. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2016 (filed No. 814-00188) and incorporated by reference herein.

10.30	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.31	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.32	Servicing Agreement, dated as of December 12, 2008, by and among Taxi Medallion Loan Trust III, Medallion Funding Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.33	Loan Sale and Contribution Agreement, dated December 12, 2008, by and between Medallion Funding Corp. and Taxi Medallion Loan Trust III. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.34	Performance Guaranty, dated as of December 12, 2008, by Medallion Financial Corp., in favor of Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, as Agent. Filed as Exhibit 10.6 to the Current Report on Form 8-K filed on December 16, 2008 (File No. 814-00188) and incorporated by reference herein.

10.35	Reaffirmation Agreement, dated as of February 26, 2010, by and among Medallion Funding LLC, Taxi Medallion Loan Trust III, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, in its capacity as Agent, and Wells Fargo Bank, National Association. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 5, 2010 (File No. 814-00188) and incorporated by reference herein.

Number	Description

10.36	Custodial Agreement, dated as of December 12, 2008, among DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, Taxi Medallion Loan Trust III, Wells Fargo Bank, National Association, and Medallion Funding Corp. Filed as Exhibit j.2 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.37	Second Amended and Restated Trust Agreement, dated as of December 12, 2013, by and between Medallion Funding LLC and US Bank Trust, N.A. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 16, 2013 (File No. 814-00188) and incorporated by reference herein.

10.38	Amended and Restated Loan and Security Agreement, dated as of December 12, 2016, among Taxi Medallion Loan Trust III, Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2016 (File No. 814-00188) and incorporated by reference herein.

10.39	Amendment No. 1 to Second Amended and Restated Trust Agreement, dated as of December 12, 2016, by and among Medallion Funding LLC, U.S. Bank Trust, N.A. and DZ Bank AG Deutsche Zentral Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 13, 2016 (File No. 814-00188) and incorporated by reference herein.

10.40	Omnibus Amendment No. 1, dated as of February 15, 2017, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 17, 2017 (File No. 814-00188) and incorporated by reference herein.

10.41	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of June 7, 2017, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2017 (File No. 814-00188) and incorporated by reference herein.

10.42	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of June 30, 2017, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2017 (File No. 814-00188) and incorporated by reference herein.

10.43	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of July 14, 2017, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2017 (File No. 814-00188) and incorporated by reference herein.

10.44	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of November 9, 2017, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2017 (File No. 814-00188) and incorporated by reference herein.

Number	Description

10.45	Omnibus Amendment No. 2, dated as of March 13, 2018, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 14, 2018 (File No. 814-00188) and incorporated by reference herein.

10.46	Omnibus Amendment No. 3, dated as of May 30, 2018, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 30, 2018 (File No. 001-37747) and incorporated by reference herein.

10.47	Omnibus Amendment No. 4, dated as of September 6, 2018, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 6, 2018 (File No. 001-37747) and incorporated by reference herein.

10.48	Termination of Limited Recourse Guaranty and Amendment No. 6 to the Amended and Restated Loan and Security Agreement, dated as of November 8, 2018, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (File No. 001-33747) and incorporated by reference herein.

10.49	Amendment No. 7 to Amended and Restated Loan and Security Agreement, dated as of December 15, 2018, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2018 (File No. 001-37747) and incorporated by reference herein.

10.50	Amendment No. 8 to Amended and Restated Loan and Security Agreement, dated as of January 11, 2019, by and among Taxi Medallion Loan Trust III, Medallion Funding LLC, Medallion Financial Corp., Medallion Capital, Inc., Freshstart Venture Capital Corp., Autobahn Funding Company LLC, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 11, 2019 (File No. 001-37747) and incorporated by reference herein.

10.51	Custodian Agreement, effective July 23, 2003, among Wells Fargo Bank Minnesota, National Association, as custodian, and Medallion Financial Corp., Medallion Funding Corp. and Freshstart Venture Capital Corp. Filed as Exhibit j.1 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.52	Loan Agreement, effective as of January 25, 2017, by and among U.S. Small Business Administration, Freshstart Venture Capital Corp. and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2017 (File No. 814-00188) and incorporated by reference herein.

10.53	Amendment No. 1 to Loan Agreement, dated as of October 20, 2017, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2017 (File No. 814-00188) and incorporated by reference herein.

Number	Description

10.54	Amendment No. 2 to Loan Agreement, dated and effective as of January 31, 2018, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2018 (File No. 814-00188) and incorporated by reference herein.

10.55	Amendment No. 3 to Loan Agreement, dated and effective as of January 31, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2019 (File No. 001-37747) and incorporated by reference herein.

10.56	Amendment No. 4 to Loan Agreement, dated and effective as of February 15, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2019 (File No. 001-37747) and incorporated by reference herein.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of Mazars USA LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. and Medallion Bank. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Consolidated Schedule of Investments for the years ended December 31, 2018. Filed herewith.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date: March 13, 2019

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 13, 2019

/s/ Larry D. Hall Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2019

/s/ Andrew M. Murstein Andrew M. Murstein	President and Director	March 13, 2019

/s/ Henry L. Aaron Henry L. Aaron	Director	March 13, 2019

/s/ John Everets John Everets	Director	March 13, 2019

/s/ Frederick A. Menowitz Frederick A. Menowitz	Director	March 13, 2019

/s/ David L. Rudnick. David L. Rudnick	Director	March 13, 2019

/s/ Allan J. Tanenbaum Allan J. Tanenbaum	Director	March 13, 2019

/s/ Lowell P. Weicker, Jr. Lowell P. Weicker, Jr.	Director	March 13, 2019

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on the Consolidated Financial Statements and Selected Financial Ratios and Other Data

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, including the consolidated summary schedule of investments, as of December 31, 2017, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2018, and the related notes and schedules listed in the index to the financial statements and in Item 15(A)3 as Exhibit 99.1, and selected financial ratios and other data (see note 16) for each of the four years in the four-year period ended December 31, 2017 (collectively referred to as the “consolidated financial statements and selected financial ratios and other data”). In our opinion, the consolidated financial statements and selected financial ratios and other data present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in stockholders’ equity and net assets, and cash flows for each of the three years in the three-year period ended December 31, 2018, and the selected financial ratios and other data for each of the four years in the four-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As further described in Note 2 to the consolidated financial statements and selected financial ratios and other data, the Company withdrew its previous election to be regulated as a business development company under the Investment Company Act of 1940, effective April 2, 2018. The Company is not deemed to be an investment company under generally accepted accounting principles as of April 2, 2018, and therefore the Company no longer follows Financial Accounting Standards Board Accounting Standard Codification Topic 946, Financial Services – Investment Companies, and applies other generally accepted accounting principles for finance companies since that date.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and selected financial ratios and other data are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and selected financial ratios and other data, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and selected financial ratios and other data. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2017, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and selected financial ratios and other data. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2005.

New York, New York

March 13, 2019

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands, except share and per share data)	December 31, 2018	December 31, 2017
Assets
Cash (1)	$23,842	$12,690
Federal funds sold	33,871	—
Equity investments	9,197	—
Equity investments, at fair value	—	5,213
Equity investments in affiliated entities, at fair value	—	4,308
Investment securities	45,324	—
Investments in Medallion Bank and other controlled subsidiaries, at fair value	—	302,147
Loans	1,017,882	—
Medallion loans, at fair value	—	208,279
Commercial loans, at fair value	—	53,737
Commercial loans to affiliated entities, at fair value	—	999
Commercial loans to controlled subsidiaries, at fair value	—	35,452
Allowance for losses	(36,395)	—

Net loans receivable	981,487	—

Net investments (1)	—	610,135

Accrued interest receivable (1)	7,413	547
Property and equipment, net	1,222	235
Loan collateral in process of foreclosure (1) (2)	49,495	—
Goodwill	150,803	—
Intangible assets, net	53,982	—
Investments other than securities	—	7,450
Other assets	25,210	4,465

Total assets	$1,381,846	$635,522

Liabilities
Accounts payable and accrued expenses (1)	$18,789	$4,373
Accrued interest payable (1)	3,852	3,831
Deposits	848,040	—
Short-term borrowings	55,178	—
Deferred tax liabilities and other tax payables	6,973	12,536
Long-term debt	158,810	—
Funds borrowed (1)	—	327,623

Total liabilities	1,091,642	348,363

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 27,385,600 shares at December 31, 2018 and 27,294,327 shares at December 31, 2017 issued)	274	273
Additional paid in capital	274,292	273,716
Treasury stock (2,951,243 shares at December 31, 2018 and December 31, 2017)	(24,919)	(24,919)
Accumulated other comprehensive loss	(82)	—
Retained earnings	13,043	—
Accumulated undistributed net investment loss	—	(65,592)
Net unrealized appreciation on investments, net of tax	—	103,681

Total stockholders’ equity	262,608	287,159

Non-controlling interest in consolidated subsidiaries	27,596	—

Total equity	290,204	287,159

Total liabilities and equity	$1,381,846	$635,522

Number of shares outstanding	24,434,357	24,343,084
Book value per share/net asset value per share	$10.75	$11.80

(1)	See Note 23 for details of balances related to a consolidated variable interest entity.
(2)	Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $3,134.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Combined (1)	Investment Company Accounting
	For the Years Ended
(Dollars in thousands, except per share data)	December 31, 2018	December 31, 2017	December 31, 2016
Interest and fees on loans	$95,080	$—	$—
Interest income on investments	3,287	14,564	17,654
Dividend income from controlled subsidiaries	28	1,278	3,000
Interest income from affiliated investments	654	2,541	3,018
Interest income from controlled subsidiaries	10	165	596
Medallion lease income	133	198	538
Interest and dividends on investment securities	1,644	—	—
Dividend income from affiliated investments	—	—	201
Dividends and interest income on short-term investments	—	878	81

Total interest income (2)/total investment income (2)	100,836	19,624	25,088

Interest on deposits	14,230	—	—
Interest on short-term borrowings	4,441	—	—
Interest on long-term debt	6,145	—	—
Interest expense	3,551	13,770	12,638

Total interest expense (3)	28,367	13,770	12,638

Net interest income/net investment income	72,469	5,854	12,450

Provision for loan losses	59,008	—	—

Net interest income after provision for loan losses	13,461	5,854	12,450

Other income (loss)
Gain on deconsolidation of Trust III	25,325	—	—
Sponsorship and race winnings	14,368	—	—
Gain on sale of loans	4,946	—	—
Writedown of loan collateral in process of foreclosure	(2,188)	—	—
Impairment of equity investments	(939)	—	—
Other income	494	107	408

Total other income	42,006	107	408

Other expenses
Salaries and employee benefits	21,706	7,508	11,770
Professional fees	9,332	2,619	2,347
Race team related expenses	7,121	—	—
Intangible asset impairment	5,615	—	5,099
Collection costs	5,207	316	94
Loan servicing fees	3,470	—	—
Rent expense	2,040	1,069	966
Travel, meals, and entertainment	1,448	750	964
Regulatory fees	1,703	—	—
Amortization of intangible assets	1,083	—	—
Other expenses (4)	7,464	1,548	1,546

Total other expenses (5)	66,189	13,810	22,786

	Combined (1)	Investment Company Accounting
	For the Years Ended
(Dollars in thousands, except per share data)	December 31, 2018	December 31, 2017	December 31, 2016
Loss before income taxes/net investment loss before taxes (5)	(10,722)	(7,849)	(9,928)

Income tax benefit (provision)	(373)	728	10,047

Net loss after taxes/net investment income (loss) after taxes	(11,095)	(7,121)	119
Net realized gains (losses) on investments (6)	(34,745)	(43,744)	457
Income tax benefit (provision)	8,426	15,955	(384)

Total net realized gains (losses) on investments	(26,319)	(27,789)	73

Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	29,115	9,483	130,121
Net change in unrealized depreciation on investments other than securities	(1,915)	(2,060)	(28,372)
Net change in unrealized appreciation (depreciation) on investments	(4,403)	8,222	(22,863)
Income tax (provision) benefit	(8,122)	19,543	(55,563)

Net unrealized appreciation on investments	14,675	35,188	23,323

Net realized/unrealized gains (losses) on investments	(11,644)	7,399	23,396

Net loss after taxes/net increase (decrease) on net assets resulting from operations	(22,739)	278	23,515

Less: income attributable to the non-controlling interest	2,307	—	—

Total net income (loss) attributable to Medallion Financial Corp./net increase (decrease) on net assets resulting from operations	$(25,046)	$278	$23,515

Basic net income (loss) per share	$(1.03)	$0.01	$0.97
Diluted net income (loss) per share	$(1.03)	$0.01	$0.97

Distributions declared per share	$—	—	$0.35

Weighted average common shares outstanding
Basic	24,214,978	23,919,994	24,123,888
Diluted	24,214,978	24,053,307	24,173,020

(1)	Balance includes the nine months ended December 31, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.
(2)	Included in interest and investment income is $1,869, $2,268 and $2,580 of paid in kind interest for the years ended December 31, 2018, 2017, and 2016.
(3)	Average borrowings outstanding were $1,198,124, $334,022, and $380,305, and the related average borrowing costs were 2.37%, 4.12% and 3.32% for the years ended December 31, 2018, 2017, and 2016.
(4)	See Note 15 for the components of other expenses.
(5)

Includes $256, $870, and $1,235 of net revenues received from Medallion Bank for the years ended December 31, 2018, 2017, and 2016, primarily for expense reimbursements. See Notes 6 and 13 for additional information.

(6)	There were no net losses on investment securities of affiliated issuers for the years ended December 31, 2018, 2017, and 2016.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Combined (1)	Investment Company Accounting
	For the Years Ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Net loss after taxes/net increase on net assets resulting from operations	$(22,739)	$278	$23,515
Other comprehensive loss, net of tax	(82)	—	—

Total comprehensive income (loss)	(22,821)	278	23,515

Less: comprehensive income attributable to the non-controlling interest	2,307	—	—

Total comprehensive income (loss) attributable to Medallion Financial Corp.	$(25,128)	$278	$23,515

(1)	Balance includes the nine months ended December 31, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND CHANGES IN NET ASSETS

	Bank Holding & Investment Company Accounting						Investment Company Accounting			Bank Holding Company Accounting			Bank Holding & Investment Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Accumulated undistributed net investment loss	Accumulated undistributed net realized gains on investments	Net unrealized appreciation on investments, net of tax	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	27,294,327	$273	$—	$273,716	(2,951,243)	($24,919)	($65,592)	$—	$103,681	$—	$—	$287,159	$—	$287,159
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	—	(38,299)	—	23,425	—	—	(14,874)	—	(14,874)
Stock-based compensation expense	—	1	—	151	—	—	—	—	—	—	—	152	—	152
Issuance of restricted stock, net	95,726	—	—	—	—	—	—		—	—	—	—	—

Balance at March 31, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	(103,891)	—	127,106	—	—	272,437	—	272,437
Adoption of Bank Holding Company Accounting	—	—	—	—	—	—	103,891	—	(127,106)	23,215	—	—	—	—

Balance at April 2, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	—	—	—	23,215	—	272,437	27,065	299,502
Net loss	—	—	—	—	—	—	—	—	—	(10,172)	—	(10,172)	2,307	(7,865)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(1,776)	(1,776)
Stock-based compensation	—		—	425	—	—	—	—	—	—	—	425	—	425
Forfeiture of restricted stock, net	(4,453)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	—	—	—	—	(82)	(82)	—	(82)

Balance at December 31, 2018	27,385,600	$274	—	$274,292	(2,951,243)	$(24,919)	$—	$—	$—	$13,043	$(82)	$262,608	$27,596	$290,204

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Investment Company Accounting
(Dollars in thousands, except per share data)	Year Ended December 31, 2017	Year Ended December 31, 2016
Net investment income (loss) after income taxes	$(7,121)	$119
Net realized gains (losses) on investments, net of tax	(27,789)	73
Net unrealized depreciation on investments, net of tax	35,188	23,323

Net increase in net assets resulting from operations	278	23,515

Investment income, net	—	(14,570)
Return of capital	—	—
Realized gains from investment transactions, net	—	—

Distributions to shareholders (1)	—	(14,570)

Stock-based compensation expense	785	568
Exercise of stock options	—	19
Treasury stock acquired	—	(1,524)

Capital share transactions	785	(937)

Total increase in net assets	1,063	8,008
Net assets at the beginning of the period	286,096	278,088

Net assets at the end of the period (2)	$287,159	$286,096

Capital share activity
Common stock issued, beginning of period	26,976,064	26,936,762
Exercise of stock options	—	2,100
Issuance of restricted stock, net	318,263	37,202

Common stock issued, end of period	27,294,327	26,976,064

Treasury stock, beginning of period	(2,951,243)	(2,590,069)
Treasury stock acquired	—	(361,174)

Treasury stock, end of period	(2,951,243)	(2,951,243)

Common stock outstanding	24,343,084	24,024,821

(1)	Distributions declared were $0.00 and $0.35 per share for the years ended December 31, 2017 and 2016.
(2)	Includes $0 and $0 of undistributed net investment income and $0 and $0 of undistributed net realized gains on investments, and $0 and $0 of capital loss carryforwards at December 31, 2017 and 2016.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Combined (1)	Investment Company Accounting
	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss/net increase in net assets resulting from operations	$(22,739)	$278	$23,515
Adjustments to reconcile net loss/net increase in net assets resulting from operations to net cash provided by operating activities:
Provision for loan losses	59,008	—	—
Loans originated	(8,193)	(29,131)	(324,753)
Proceeds from principal receipts, sales, and maturities of loans (2)	13,279	46,755	393,104
Paid-in-kind interest	(1,869)	(2,268)	(2,580)
Depreciation and amortization	5,564	1,019	485
Decrease/increase (decrease) in deferred and other tax asset/liabilities, net	13,637	(33,364)	45,900
Amortization (accretion) of origination fees, net	3,132	68	(49)
Proceeds from the sale of loan collateral in process of foreclosure	11,593	—	—
Net change in loan collateral in process of foreclosure	9,926	—	—
Capital returned by (investment in) Medallion Bank and other controlled subsidiaries, net	93	696	(3,326)
Net realized gains on sale of investments	(5,921)	—	—
Net change in unrealized (appreciation) depreciation on investments	6,457	(8,222)	22,863
Net change in unrealized depreciation on investment other than securities	1,915	2,060	28,372
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	(29,115)	(9,483)	(130,121)
Net realized (gains) losses on investments	34,745	43,744	(457)
Gain on deconsolidation of Trust III	(25,325)	—	—
Intangible asset impairment	5,615	—	5,099
Stock-based compensation expense	576	785	568
Decrease in accrued interest receivable	797	222	234
Increase in other liabilities	4,196	—	—
Decrease in other assets	1,309	122	804
Increase (decrease) in accounts payable and accrued expenses	(675)	(907)	353
Increase in accrued interest payable	139	949	1,580

Net cash provided by operating activities	78,144	13,323	61,591
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(333,740)	—	—
Proceeds from principal receipts, sales, and maturities of loans	302,409	—	—
Purchases of investments	(10,376)	—	—
Proceeds from principal receipts, sales, and maturities of investments	6,417	—	—

Net cash used for investing activities	(35,290)	—	—

	Combined (1)	Investment Company Accounting
	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	364,139	—	294,650
Repayments of time deposits and funds borrowed	(389,951)	(21,450)	(350,116)
Purchase of federal funds	8,000	—	—
Repayments of federal funds	(8,000)	—	—
Proceeds from exercise of stock options	—	—	19
Purchase of treasury stock	—	—	(1,524)
Distributions to non-controlling interests	(1,776)	—	—
Payments of declared distributions	(66)	(145)	(14,570)

Net cash used for financing activities	(27,654)	(21,595)	(71,541)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (1)	15,200	(8,272)	(9,950)
Cash and cash equivalents, beginning of period (3)	42,513	20,962	30,912

Cash and cash equivalents, end of period (4)	$57,713	$12,690	$20,962

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$25,102	$11,897	$10,682
Cash paid during the period for income taxes	85	62	—

(1)	Balance includes the nine months ended December 31, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.
(2)	Originated investments of $280,563 and maturities or proceeds from sales of $330,466 related to the investment securities portfolio for the year ended December 31, 2016.
(3)

Included in the beginning balance for the year ended December 31, 2018 was $29,923 of cash, cash equivalents, and federal funds sold as a result of the consolidation of previously unconsolidated subsidiaries and excludes $100 of cash held by the Company on deposit with Medallion Bank.

(4)	Includes federal funds sold at December 31, 2018.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank (the Bank), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank, that originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. Medallion Bank was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by Medallion Bank’s affiliates that have extensive prior experience in these asset groups. Subsequent to its formation, Medallion Bank began originating consumer loans to finance the purchases of recreational vehicles (RVs), boats, and other related items, and to finance small scale home improvements. The Company also conducts business through Medallion Funding LLC (MFC), a Small Business Investment Company (SBIC) which originates and services taxicab medallion and commercial loans.

The Company also conducts business through its subsidiaries Medallion Capital, Inc. (MCI), an SBIC which conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), an SBIC which originates and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated by the Small Business Administration (SBA). MCI and FSVC are financed in part by the SBA.

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

Taxi Medallion Loan Trust III (Trust III) was established for the purpose of owning medallion loans originated by MFC or others. Trust III is a variable interest entity (VIE), and MFC was the primary beneficiary and as a result the Company consolidated Trust III in its financial results until consummation of a restructuring in the 2018 fourth quarter. For a discussion of the restructuring, see Note 23. Trust III is a separate legal and corporate entity with its own creditors which, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,141,000 at December 31, 2018, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a net realizable value of $4,305,000 on the Company’s consolidated balance sheet at December 31, 2018 compared to fair value of $7,450,000 at December 31, 2017.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change to Bank Holding Company Accounting

Effective April 2, 2018, the Company withdrew its previous election to be regulated as a business development company (BDC) under the Investment Company Act of 1940 (the 1940 Act). Prior to such time, the Company was a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act. Accordingly, commencing with the three months ended June 30, 2018, the Company (which now consolidates the results of Medallion Bank and its other subsidiaries) reports in accordance with Bank Holding Company Accounting; periods prior to such change in status are reported in accordance with Investment Company Accounting. Significant accounting policies that differ between such periods are described in more detail below.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions change, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of loans and loans in process of foreclosure, goodwill and intangible assets, and investments, among other effects.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and controlled subsidiaries commencing with the three months ended June 30, 2018. All significant intercompany transactions, balances, and profits (losses) have been eliminated in consolidation. As a result of the Company’s election to withdraw from being regulated as a BDC under the 1940 Act, effective April 2, 2018, Medallion Bank and various other Company subsidiaries were not consolidated with the Company prior to the three months ended June 30, 2018. See Note 6 for the presentation of financial information for Medallion Bank and other controlled subsidiaries for such prior periods.

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

Fair Value of Assets and Liabilities

The Company follows FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (FASB ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 18 and 19 to the consolidated financial statements.

Equity Investments

Equity investments of $9,197,000 at December 31, 2018, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost and are evaluated for impairment periodically. Prior to April 2, 2018, equity investments were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry. Included in the equity investments were non-marketable securities of $9,521,000 at December 31, 2017.

Investment Securities (Bank Holding Company Accounting)

The Company follows FASB ASC Topic 320, Investments–Debt and Equity Securities (ASC 320), which requires that all applicable investments in equity securities with readily determinable fair values, and debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time to time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $154,000, and $80,000 was amortized to interest income for the nine months ended December 31, 2018. Medallion Bank, a previously unconsolidated subsidiary under Investment Company Accounting for the period, had net premium on investment securities of $265,000 as of December 31, 2017, and $81,000 and $82,000 was amortized to interest income for the years ended December 31, 2017 and 2016. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholder’s equity, which were recorded net of the income tax effect, will be reversed.

Other Investment Valuation (Investment Company Accounting)

Prior to April 2, 2018, under the 1940 Act, the Company’s investment in Medallion Bank, as a wholly owned portfolio investment, was subject to quarterly assessments of fair value. The Company conducted a thorough valuation analysis, and also received an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of Medallion Bank on at least an annual basis. The Company’s analysis included factors such as various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightened the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in the 2018 first quarter. Refer to Note 6 for additional details.

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

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. Effective April 2, 2018, the existing loan balances were adjusted to fair value in connection with the change in reporting, and balances, net of reserves and fees, became the opening balances.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2018 and December 31, 2017, net loan origination costs were $14,416,000 and $90,000 ($11,183,000 when combined with Medallion Bank). The 2018 amount reflects the amount of origination costs that were netted into the loan balances at April 2, 2018. Net amortization (accretion) to income for the years ended December 31, 2018, 2017 and 2016 was $3,128,000 ($3,993,000 when combined with Medallion Bank), $68,000 ($3,581,000 when combined with Medallion Bank), and ($49,000) ($3,440,000 when combined with Medallion Bank).

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreational consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as a recovery. Total loans more than 90 days past due were $20,154,000 at December 31, 2018, or 2.03% of the total loan portfolio, compared to $60,450,000, or 18.9% at December 31, 2017.

Loan collateral in process of foreclosure primarily includes taxicab medallion loans that have reached 120 days past due and have been charged down to their net realizable value, in addition to consumer repossessed collateral in the process of being sold. The taxicab medallion loan component reflects that the collection activities on the loans have transitioned from working with the borrower to the liquidation of the collateral securing the loans.

The Company had $40,500,000 and $183,529,000 of net loans pledged as collateral under borrowing arrangements at December 31, 2018 and December 31, 2017.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $140,180,000 at December 31, 2018 and $338,867,000 at December 31, 2017, which included $311,988,000 of loans serviced for Medallion Bank. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, which relates to servicing assets held by MFC (related to the remaining assets in Trust III) and Medallion Bank, and determined that no material servicing asset or liability existed as of December 31, 2018 and 2017. The Company assigned its servicing rights of the Medallion Bank portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from Medallion Bank by MSC.

Allowance for Loan Losses (Bank Holding Company Accounting)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at, and for medallion loans, nonperforming loans are valued at the median sales price over the most recent quarter, and performing medallion loans are reserved utilizing historical loss ratios over a three year lookback period. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result, reserves of $5,708,000 were recorded by the Company as a general reserve on medallion loans as an additional buffer against future losses, not including the Bank general reserve of $17,351,000 which was netted against loan balances at consolidation on April 2, 2018. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

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

Under Investment Company Accounting, the Company recognized unrealized appreciation (depreciation) on investments as the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments are generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Unrealized appreciation on investments was $139,700,000 as of December 31, 2017. Refer to Note 5 for additional details.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to impairment testing on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. See below for detailed information on the fair value allocation as of April 2, 2018. As of December 31, 2018, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $53,982,000, and recognized $1,083,000 of amortization expense on the intangible assets for the year then ended (at a rate of $361,000 per quarter for three quarters). The Company engaged an expert to assess the goodwill and intangibles for impairment, who concluded there was no impairment on Medallion Bank and impairment on the RPAC intangible asset was $5,615,000, which was recorded in the 2018 fourth quarter.

The table below shows the initial fair value detail inclusive of the goodwill and intangible assets related to the Bank as of April 2, 2018.

(in thousands)	Fair Value as of March 31, 2018	Allocation as of April 2, 2018
Medallion Bank
Assets
Net loans (1)		$890,000
Other assets		130,393
Liabilities
Funds borrowed and other liabilities		(853,650)

Total fair value excluding goodwill and intangibles		166,743
Goodwill		150,803
Intangibles		28,900

Total fair value (2)	$346,446	$346,446

(1)	Includes $12,387 of premiums associated with the loan portfolio.
(2)	Includes $26,303 of preferred stock held by the U.S. Treasury. See Note 21 for details.

The table below shows the initial fair value detail inclusive of the intangible assets related to RPAC as of April 2, 2018.

(in thousands)	Fair Value as of March 31, 2018	Allocation as of April 2, 2018
RPAC
Assets
Cash		$1,647
Net fixed assets		774
Race cars and parts, net		203
Race cars held for sale		916
Other assets		1,902
Liabilities
Deferred revenue		(6,531)
Notes payable (1)		(27,220)
Other liabilities		(2,275)

Total fair value excluding goodwill and intangibles		(30,584)
Intangibles (2)		31,779

Total fair value (3)	$1,195	$1,195

(1)	Includes $20,177 due to the Company and its affiliates as of March 31, 2018.
(2)	As of December 31, 2018 an assessment of the intangible asset resulted in impairment of $5,615 based upon the analysis of current market conditions using discounted cash flows.
(3)	Fair value as of March 31, 2018 represents the Company’s investment in RPAC series D units.

The table below shows the details of the intangible assets as of December 31, 2018.

(in thousands)	December 31, 2018
Brand- related intellectual property	$21,176
Home improvement contractor relationships	6,641
Race organization	26,165

Total intangible assets	$53,982

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $422,000, $94,000 ($232,000 had Medallion Bank been consolidated), and $110,000 ($225,000 had Medallion Bank been consolidated) for the years ended December 31, 2018, 2017, and 2016.

Deferred Costs

Deferred financing costs, included in other assets, represents costs associated with obtaining the Company’s borrowing facilities, and is amortized on a straight line basis over the lives of the related financing agreements. Amortization expense was $1,864,000, $925,000 ($2,255,000 had Medallion Bank been consolidated), and $722,000 ($2,091,000 had Medallion Bank been consolidated) for the years ended December 31, 2018, 2017, and

2016, recorded as interest expense. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the Company’s balance sheet for all of these purposes were $4,461,000 and $3,070,000 ($5,011,000 had Medallion Bank been consolidated) at December 31, 2018 and 2017.

Income Taxes

Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes (ASC 740). Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating losses, capital losses and any tax credit carryforwards. A valuation allowance is provided against a deferred tax asset when it is more likely than not that some or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance for deferred tax assets is needed. Items considered in determining our valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences. Under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The Company recognizes tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. The Company records income tax related interest and penalties, if applicable, within current income tax expense.

Sponsorship and Race Winnings

The Company accounts for the sponsorship and race winnings revenue under FASB ASC Topic 606, Revenue from Contracts with Customers. Sponsorship revenue is recognized based upon the contract terms and only over the course of the whole season, will revenue be recognized evenly throughout the ten months. Race winnings revenue is recognized after each race during the season based upon terms provided by NASCAR and the placement of the driver.

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

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net (loss)/net increase in net assets resulting from operations available to common shareholders	$(25,046)	$278	$23,515

Weighted average common shares outstanding applicable to basic EPS	24,214,978	23,919,994	24,123,888
Effect of dilutive stock options	—	439	230
Effect of restricted stock grants	—	132,874	48,902

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,214,978	24,053,307	24,173,020

Basic earnings (loss) per share	$(1.03)	$0.01	$0.97
Diluted earnings (loss) per share	(1.03)	0.01	0.97

Potentially dilutive common shares excluded from the above calculations aggregated 100,000, 366,245, and 346,232 shares as of December 31, 2018, 2017, and 2016.

Stock Compensation

The Company follows FASB ASC Topic 718 (ASC 718), Compensation – Stock Compensation, for its equity incentive, stock option, and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected in net increase in net income/net assets resulting from operations for any new grants using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock are reflected in net income/net increase net assets resulting from operations for any new grants using the grant date fair value of the shares granted, expensed over the vesting period of the underlying stock.

During 2018, 2017, and 2016, the Company issued 101,010, 327,251, and 48,527 restricted shares of stock-based compensation awards, and issued 39,000, 29,666, and 12,000 shares of other stock-based compensation awards, and recognized $576,000, $785,000, and $568,000, or $0.02, $0.03, and $0.02 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2018, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $244,000, which is expected to be recognized over the next 10 quarters (see Note 9).

Regulatory Capital

Medallion Bank is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the bank regulators about components, risk weightings, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, which would preclude their ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of December 31, 2018, the Bank’s Tier 1 leverage ratio was 15.85%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-capitalized	December 31, 2018	December 31, 2017
Common equity Tier 1 capital	—	—	$141,608	$137,494
Tier 1 capital	—	—	167,911	163,797
Total capital	—	—	180,917	176,876
Average assets	—	—	1,059,461	1,127,087
Risk-weighted assets	—	—	993,374	995,145
Leverage ratio (1)	4.0%	5.0%	15.8%	14.5%
Common equity Tier 1 capital ratio (2)	4.5	6.5	14.3	13.8
Tier 1 capital ratio (3)	6.0	8.0	16.9	16.5
Total capital ratio (3)	8.0	10.0	18.2	17.8

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In addition, the Bank is subject to a Common Equity Tier 1 capital conservation buffer on top of the minimum risk-based capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% each subsequent January 1 until January 1, 2019. Including the buffer, commencing January 1, 2019, the Bank is required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0%, a Tier 1 risk-based capital ratio of greater than 8.5% and a total risk-based capital ratio of greater than 10.5%.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. The aftermath of the global economic crisis and the delayed recognition of credit losses associated with loans (and other financial instruments) was identified as a weakness in the application of existing accounting standards. Specifically, because the existing “incurred” loss model delays recognition until it is probable a credit loss was incurred, the FASB explored alternatives that would use more forward-looking information. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities and is effective for fiscal years beginning after December 15, 2020 for all other entities, with early adoption permitted. The Company is assessing the impact the update will have on its financial statements, and expects the update to have a significant impact on how the Company will account for estimated credit losses on its loans.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating under GAAP. ASU 2016-02 applies to all entities and is effective for fiscal years beginning after December 15, 2018 for public entities. The Company has assessed the impact the update will have on its financial condition and determined that effective January 1, 2019, a right-of-use asset and lease liability each of $13,997,000 would be recorded, and accrued/amortized over the remaining lease life terms. See Note 12 for additional information.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES (Bank Holding Company Accounting)

Fixed maturity securities available for sale at December 31, 2018 consisted of the following:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$32,184	$15	$(742)	$31,457
State and municipalities	14,239	35	(407)	13,867

Total	$46,423	$50	$(1,149)	$45,324

The amortized cost and estimated market value of investment securities as of December 31, 2018 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$26	$26
Due after one year through five years	9,040	8,834
Due after five years through ten years	11,487	11,218
Due after ten years	25,870	25,246

Total	$46,423	$45,324

Information pertaining to securities with gross unrealized losses at December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(54)	$4,616	$(688)	$24,871
State and municipalities	(78)	5,429	(329)	6,259

Total	$(132)	$10,045	$(1,017)	$31,130

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

As of December 31, 2017, under Investment Company Accounting, investment securities made up 0% of the net investments.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES (Bank Holding Company Accounting)

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at December 31, 2018.

(Dollars in thousands)	Amount	As a Percent of Gross Loans
Recreation	$587,038	58%
Home improvement	183,155	18
Commercial	64,083	6
Medallion	183,606	18

Total gross loans	1,017,882	100%

Allowance for loan losses	(36,395)

Total net loans	$981,487

The following table sets forth the activity in the allowance for loan losses for the nine months ended December 31, 2018.

(Dollars in thousands)	Nine Months Ended December 31, 2018
Allowance for loan losses – beginning balance (1)	$—
Charge-offs
Recreation	(12,697)
Home improvement	(1,562)
Commercial	—
Medallion	(14,277)

Total charge-offs	(28,536)

Recoveries
Recreation	4,437
Home improvement	905
Commercial	4
Medallion	577

Total recoveries	5,923

Net charge-offs	(22,613	)(2)

Provision for loan losses (3)	59,008

Allowance for loan losses – ending balance	$36,395

(1)

Beginning balance for the nine months ended reflects the transition to Bank Holding Company Accounting by netting previously established unrealized depreciation against the gross loan balances, resulting in a starting point of zero for this table.

(2)	As of December 31, 2018, cumulative charge-offs of loans and loans in process of foreclosure in the medallion portfolio were $215,789, representing collection opportunities for the Company.
(3)

Includes $5,708 of a general reserve, for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 16% of the total allowance, and 3.54% of the loans in question. This figure excludes the general reserve for the Bank, which was netted against loan balances at consolidation on April 2, 2018.

The following table sets forth the composition of the allowance for loan losses by type as of December 31, 2018.

(Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$6,856	19%	1.17%
Home Improvement	1,796	5	0.98
Commercial	—	—	0.00
Medallion	27,743	76	15.11

Total	$36,395	100%	3.58%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The decline reflects the charge-offs of certain loans and their movement to loan collateral in process of foreclosure. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands)	December 31, 2018	December 31, 2017 (1)	December 31, 2016 (2)
Total nonaccrual loans	$34,877	$98,494	$77,161
Interest foregone for the year	1,153	823	1,317
Amount of foregone interest applied to principal for the year	535	52	638
Interest foregone life-to-date	1,952	12,485	10,658
Amount of foregone interest applied to principal life-to-date	1,214	3,495	7,834
Percentage of nonaccrual loans to gross loan portfolio	3%	31%	20%

(1)

Does not include Medallion Bank nonaccrual loans of $32,668, interest income foregone for the year of $795 and foregone interest paid and applied to principal for the year of $917, interest income foregone life-to-date of $1,487 and foregone interest paid and applied to principal life-to-date of $1,221.

(2)

Does not include Medallion Bank nonaccrual loans of $52,020, interest income foregone for the year of $683 and foregone interest paid and applied to principal for the year of $402, interest income foregone life-to-date of $1,034 and foregone interest paid and applied to principal life-to-date of $520.

The following presents our performance status of loans as of December 31, 2018 under Bank Holding Company Accounting.

(Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$581,250	$5,788	$587,038	0.99%
Home improvement	183,018	137	183,155	0.07
Commercial	60,249	3,834	64,083	5.98
Medallion	158,488	25,118	183,606	13.68

Total	$983,005	$34,877	$1,017,882	3.43%

For those loans aged 31-90 days, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following table provides additional information on attributes of the nonperforming loan portfolio as of December 31, 2018 under Bank Holding Company Accounting, all of which had an allowance recorded against the principal balance.

	December 31, 2018			Nine Months Ended December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment Recorded	Interest Income (Expense) Recognized
With an allowance recorded
Recreation	$5,788	$5,788	$204	$6,165	$357
Home improvement	137	137	3	137	—
Commercial	3,834	3,929	—	6,036	(12)
Medallion	25,118	26,237	22,035	46,176	482

Total with allowance	$34,877	$36,091	$22,242	$58,514	$827

Total nonperforming loans	$34,877	$36,091	$22,242	$58,514	$827

The following table provides additional information on attributes of the nonperforming loan portfolio as of December 31, 2017 under Investment Company Accounting.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
December 31, 2017
Medallion (3)	$79,871	$82,612	$128,671
Commercial (3)	18,623	20,491	18,792

(1)	As of December 31, 2017, $20,851 of unrealized depreciation was recorded as a valuation allowance on these loans.
(2)	Interest income of $1,729 was recognized on loans for the year ended December 31, 2017.
(3)	Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $4,609 as of December 31, 2017, which is included in the nonaccrual disclosures on page F-25.

The following tables show the aging of all loans as of December 31, 2018 and December 31, 2017.

Bank Holding Company Accounting	Days Past Due						Recorded Investment > 90 Days and Accruing
December 31, 2018 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total (1)
Recreation	$18,483	$5,655	$4,020	$28,158	$539,051	$567,209	$—
Home improvement	715	283	135	1,133	184,528	185,661	—
Commercial	—	454	279	733	63,350	64,083	—
Medallion	8,689	3,652	15,720	28,061	148,774	176,835	—

Total	$27,887	$10,044	$20,154	$58,085	$935,703	$993,788	$—

(1)	Excludes loan premiums of $9,047 resulting from purchase price accounting and $15,047 of capitalized loan origination costs.

Investment Company Accounting	Days Past Due						Recorded Investment > 90 Days and Accruing
December 31, 2017 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total
Medallion loans	$16,049	$12,387	$59,701	$88,137	$140,279	$228,416	$265

Commercial loans
Secured mezzanine	—	—	—	—	88,334	88,334	—
Other secured commercial	—	—	749	749	1,728	2,477	—

Total commercial loans	—	—	749	749	90,062	90,811	—

Total	$16,049	$12,387	$60,450	$88,886	$230,341	$319,227	$265

The following table shows the troubled debt restructurings which the Company entered into during the year ended December 31, 2018.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	11	$5,581	$5,581

During the year ended December 31, 2018, one loan modified as troubled debt restructurings were in default and had an investment value of $218,000 as of December 31, 2018, net of $71,000 of an allowance for loan loss under Bank Holding Company Accounting.

The following table shows troubled debt restructurings which the Company entered into during the year ended December 31, 2017.

(Dollars in thousands)	Number of Loans	Pre-Modification Investment	Post- Modification Investment
Medallion loans	63	$39,898	$39,824

Commercial loans	2	6,547	6,547

Total	65	$46,445	$46,371

During the year ended December 31, 2017, sixteen loans modified as troubled debt restructurings were in default and had an investment value of $4,248,000 as of December 31, 2017, net of $1,956,000 of unrealized depreciation.

The following table shows the activity of the loans in process of foreclosure, which relates only to the recreation and medallions loans, for the nine months ended December 31, 2018.

(Dollars in thousands)	Recreation	Medallions	Total
Loans in process of foreclosure – beginning balance (1)	$1,369	$51,479	$52,848
Transfer from loans	9,289	25,369	34,658
Loan in process of foreclosure sales	(451)	(2,533)	(2,984)
Principal payments	—	(4,275)	(4,275)
Collateral adjustment	(4,350)	(4,122)	(8,472)
Liquidation	(4,354)	(62)	(4,416)
Deconsolidation of Trust III	—	(17,864)	(17,864)

Total	$1,503	$47,992	$49,495

(1)

Beginning balance for the nine months ended December 31, 2018 reflects the transition to Bank Holding Company Accounting by reclassifying the medallions loans of the Company of $31,099,000 from investments to loans in process of foreclosure as of April 2, 2018.

(5) UNREALIZED APPRECIATION (DEPRECIATION) AND REALIZED GAINS (LOSSES) ON INVESTMENTS (Investment Company Accounting)

The following table sets forth the pre-tax change in the Company’s unrealized appreciation (depreciation) on investments under Investment Company Accounting for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investment Securities	Investments Other Than Securities	Total
Balance December 31, 2015	$(3,438)	$(2,239)	$18,640	$2,582	$(18)	$28,956	$44,483
Net change in unrealized
Appreciation on investments	—	—	133,805	2,979	7	(28,372)	108,419
Depreciation on investments	(28,028)	318	305	—	5	—	(27,400)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(1,627)	—	—	(1,627)
Losses on investments	2,943	543	—	—	12	—	3,498
Other	—	—	—	—	(6)	—	(6)

Balance December 31, 2016	(28,523)	(1,378)	152,750	3,934	—	584	127,367
Net change in unrealized
Appreciation on investments	—	—	6,170	2,060	—	(821)	7,409
Depreciation on investments	(37,335)	(410)	—	(277)	—	(1,253)	(39,275)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(3,082)	—	—	(3,082)
Losses on investments	45,520	1,275	—	486	—	—	47,281

Balance December 31, 2017	(20,338)	(513)	158,920	3,121	—	(1,490)	139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	—	37,797
Depreciation on investments	(38,170)	18	—	—	—	(1,915)	(40,067)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—	—
Losses on investments	34,747	—	—	—	—	—	34,747

Balance March 31, 2018	($23,761)	($495)	$197,715	$2,123	$—	($3,405)	$172,177

The table below summarizes pre-tax components of unrealized and realized gains and losses in the investment portfolio for the periods indicated under Investment Company Accounting.

	Three Months Ended March 31, 2018	Years Ended December 31,
(Dollars in thousands)		2017	2016
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$(998)	$2,060	$2,986
Unrealized depreciation	(38,152)	(38,022)	(27,705)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115	9,483	130,121
Realized gains	—	(3,082)	(1,627)
Realized losses	34,747	47,281	3,498
Net unrealized losses on investments other than securities and other assets	(1,915)	(2,075)	(28,387)

Total	$22,797	$15,645	$78,886

Net realized gains (losses) on investments
Realized gains	$—	$3,082	$—
Realized losses	(34,747)	(47,281)	(3,486)
Other gains	—	4,684	4,140
Direct charge-offs	2	(4,229)	(197)

Total	$(34,745)	$(43,744)	$457

(6) INVESTMENTS IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following note is included for informational purposes as it relates to the prior periods when the Company reported under Investment Company Accounting and as such, was not able to consolidate Medallion Bank’s results.

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the years ended December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Statement of comprehensive income
Investment income	$111,281	$103,454
Interest expense	13,869	11,762

Net interest income	97,412	91,692
Noninterest income	121	308
Operating expenses (1)	26,032	24,281

Net investment income before income taxes	71,501	67,719
Income tax provision (benefit)	15,093	(326)

Net investment income after income taxes	56,408	68,045
Net realized/unrealized losses of Medallion Bank (1)	(51,696)	(66,328)

Net increase in net assets resulting from operations of Medallion Bank	4,712	1,717
Unrealized appreciation on Medallion Bank (2)	5,482	123,667
Net realized/unrealized gains (losses) on controlled subsidiaries other than Medallion Bank	(711)	4,737

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$9,483	$130,121

(1)	Excluded from operating expenses and included in net realized/unrealized losses of Medallion Bank were $1,476 and $0 of unrealized losses on other assets for 2017 and 2016.
(2)

Unrealized appreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the U.S. Treasury, and the fair value adjustments to the carrying amount of Medallion Bank.

The following table presents Medallion Bank’s balance sheets and the net investments in other controlled subsidiaries as of December 31, 2017.

(Dollars in thousands)	2017
Loans	$864,819
Investment securities, at fair value	43,478

Net investments	908,297
Cash	110,233
Other assets, net	58,827

Total assets	$1,077,357

Other liabilities	$3,836
Due to affiliates	1,055
Deposits and other borrowings, including accrued interest payable	908,236

Total liabilities	913,127
Medallion Bank equity (1)	164,230

Total liabilities and equity	$1,077,357

Investment in other controlled subsidiaries	$11,449
Total investment in Medallion Bank and other controlled subsidiaries (2)	$302,147

(1)	Includes $26,303 of preferred stock issued to the U.S. Treasury under the Small Business Lending Fund Program (SBLF).
(2)	Includes $152,267 of unrealized appreciation on Medallion Bank in excess of Medallion Bank’s book value as of December 31, 2017.

(7) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending December 31,						Bank Holding Company Accounting December 31, 2018	Investment Company Accounting December 31, 2017	Interest Rate (1)
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter
Deposits	$325,890	$191,054	$158,846	$136,508	$35,742	$—	$848,040	$—	2.14%
DZ loan	—	—	—	—	—	—	—	99,984	—
SBA debentures and borrowings	3,226	25,873	8,500	—	5,000	37,500	80,099	79,564	3.40%
Notes payable to banks	51,452	458	7,145	280	280	—	59,615	81,450	4.55%
Retail notes (2)	—	—	33,625	—	—	—	33,625	33,625	9.00%
Preferred securities (2)	—	—	—	—	—	33,000	33,000	33,000	4.86%
Other borrowings	500	7,149	—	—	—	—	7,649	—	2.00%

Total	$381,068	$224,534	$208,116	$136,788	$41,022	$70,500	$1,062,028	$327,623	2.67%

(1)	Weighted average contractual rate as of December 31, 2018.
(2)	Relates to loans held at the Company, Parent Company only.

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

(Dollars in thousands)	December 31, 2018
Three months or less	$72,280
Over three months through six months	110,012
Over six months through one year	143,598
Over one year	522,150

Total deposits	$848,040

(B) DZ LOAN

In December 2008, Trust III entered into the DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ loan), which was extended in December 2013 until December 2016 through an amended and restated credit agreement, which has been further extended several times and currently terminates in September 2019. The line was reduced to $150,000,000, and was further reduced in stages to $125,000,000 on July 1, 2016, remained as an amortizing facility and was restructured during the fourth quarter of 2018.

Borrowings under Trust III’s DZ loan are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. See Note 23 for more information about Trust III and the DZ loan.

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756 (the SBA Loan). In connection with the SBA Loan, FSVC executed a Note (the SBA Note), with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum, required a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018 (which was paid) and a minimum of $10,000,000 of principal and interest to be paid on or before March 15, 2019, and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations and warranties and covenants defaults. As of December 31, 2018, $172,485,000 of commitments had been fully utilized, there were $3,000,000 of commitments available, and $80,099,000 was outstanding, including $29,099,000 under the SBA Note.

(D) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of December 31, 2018.

(Dollars in thousands)
Borrower	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at December 31, 2018	Monthly Payment		Average Interest Rate at December 31, 2018	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	3/19 - 7/19	Term loans and demand notes secured by pledged loans (2)	$38,870	(2)	$38,870	Interest only	(3)	5.09%	Various	(3)
Medallion Chicago	3/28	11/11 - 12/11	6/19 - 9/21	Term loans secured by owned Chicago medallions (4)	25,708		19,345	$171 of principal & interest		3.50%	N/A
Medallion Funding	1/1	11/18	12/23		1,400		1,400	$70 principal & interest paid quarterly		4.00%	N/A

					$65,978		$59,615

(1)	At December 31, 2018, 30 day LIBOR was 2.50%, 360 day LIBOR was 3.01%, and the prime rate was 5.50%.
(2)

One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, one note has a fixed interest rate of 3.75%, one note has an interest rate of LIBOR plus 3.75%, and the other interest rates on these borrowings are LIBOR plus 2%.

(3)	Various agreements call for remittance of all principal received on pledged loans subject to minimum monthly payments ranging up to or from $12 to $75.
(4)	Guaranteed by the Company.

In November 2018, MFC entered into a note to the benefit of DZ Bank for $1,400,000 at a 4.00% interest rate due December 2023, as part of the restructuring of the DZ loan. See Note 23 for more information.

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

(F) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (2.81% at December 31, 2018) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At December 31, 2018, $33,000,000 was outstanding on the preferred securities.

(G) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty (refer to Note 13 for more details). At December 31, 2017, the total outstanding on these notes was

$7,007,894 at a 2.00% annual interest rate compounded monthly and due March 31, 2020. As of December 31, 2018, $7,149,000 was outstanding on these notes. Additionally, RPAC has a short term promissory note to Travis Burt, an unrelated party, for $500,000 due on December 31, 2019.

(H) COVENANT COMPLIANCE

Certain of our debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth, which in the event of noncompliance could preclude their ability to pay dividends to the Company.

(8) INCOME TAXES

The Company is subject to federal and applicable state corporate income taxes on its taxable ordinary income and capital gains. As a corporation taxed under Subchapter C, the Company is able, and intends, to file a consolidated federal income tax return with corporate subsidiaries in which it holds 80 percent or more of the outstanding equity interest measured by both vote and fair value.

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Goodwill and other intangibles/unrealized gain on investment in Medallion Bank	($45,272)	($35,297)
Provision for loan losses/unrealized losses on loans and nonaccrual interest	25,790	10,071
Net operating loss carryforwards (1)	11,132	615
Unrealized gains on investments in other controlled subsidiaries	—	(3,617)
Unrealized gains on investments other than securities	—	(1,395)
Accrued expenses, compensation, and other assets	1,844	782
Unrealized gains on other investments	(2,024)	(542)

Total deferred tax liability	(8,530)	(29,383)
Valuation allowance	(255)	(39)

Deferred tax liability, net	(8,785)	(29,422)
Taxes receivable	1,812	16,886

Net deferred and other tax liabilities	($6,973)	($12,536)

(1)

As of December 31, 2018, various subsidiaries of the Company had $11,148 of net operating loss carryforwards that expire at various dates between December 31, 2026 and December 31, 2035, which had a net asset value of $1,969 as of the balance sheet date.

The components of our tax benefit (provision) for the years ended December 31, 2018, 2017, and 2016 were as follows.

(Dollars in thousands)	2018	2017	2016
Current
Federal	($2,797)	$15,613	$2,690
State	(1,078)	756	689
Deferred
Federal	5,270	(4,169)	(39,028)
Federal income tax rate change	—	17,279	—
State	(1,464)	6,747	(10,251)

Net benefit (provision) for income taxes	($69)	$36,226	($45,900)

The following table presents a reconciliation of statutory federal income tax benefit (provision) to consolidated actual income tax (benefit) expense reported for the years ended December 31, 2018, 2017, and 2016.

(Dollars in thousands)	2018	2017	2016
Statutory Federal Income tax at 21% (35% in 2017 and 2016)	$4,935	$12,582	($24,295)
State and local income taxes, net of federal income tax benefit	440	645	(3,829)
Federal income tax rate change	—	17,279	—
Change in effective state income tax rate	(2,564)	3,232	—
Utilization of carry forwards	(910)	2,284	—
Appreciation of Medallion Bank	(1,974)	1,050	—
Conversion to a taxable corporation	—	—	(16,630)
Book impairment of goodwill	—	—	(2,065)
Other	4	(846)	919

Total income tax benefit (provision)	($69)	$36,226	($45,900)

On December 22, 2017, the U.S. Government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduced the Company’s corporate statutory income tax rate from 35% to 21%, but eliminated or increased certain permanent differences.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the valuation allowance deemed necessary as of December 31, 2018.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah tax filings of the Company for the tax years 2015 through the present are the more significant filings that are open for examination. Currently the Company and the Bank are undergoing various state exams covering the years 2009 to 2011 and 2013 to 2017.

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

The Company’s Board of Directors approved the 2018 Equity Incentive Plan (2018 Plan), which was approved by the Company’s shareholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees, including options, restricted stock, stock appreciation rights, etc. A total of 1,500,253 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,458,407 remained issuable as of December 31, 2018. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015, which was approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provide for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock were issuable under the 2015 Restricted Stock Plan, and 241,919 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan (2015 Director Plan) on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock were issuable under the 2015 Director Plan, and 258,334 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company will grant options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who are elected to serve less than a full term. The option price per share may not be less than the current market value of the Company’s common stock on the date the option is granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options may not exceed ten years.

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

Additional shares are only available for future issuance under the 2018 Plan. At December 31, 2018, 144,666 options on the Company’s common stock were outstanding under the Company’s plans, of which 81,889 options were exercisable, and there were 190,915 unvested shares of the Company’s common stock outstanding under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $1.06, $0.28, and $0.53 per share for the years ended December 31, 2018, 2017, and 2016. The following assumption categories are used to determine the value of any option grants.

	Year ended December 31,
	2018	2017	2016
Risk free interest rate	2.82%	1.84%	1.22%
Expected dividend yield	4.86	7.39	10.13
Expected life of option in years (1)	6.00	6.00	6.00
Expected volatility (2)	30.00%	30.00%	30.00%

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the years ended December 31, 2018, 2017, and 2016.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2015	446,254	$7.49-13.84	$10.38
Granted	12,000	7.10	7.10
Cancelled	(110,636)	9.22-13.84	12.25
Exercised (1)	(2,100)	9.22	9.22

Outstanding at December 31, 2016	345,518	7.10-13.84	9.67
Granted	29,666	2.14-2.61	2.35
Cancelled	(54,558)	10.76-11.21	10.94
Exercised (1)	—	—	—

Outstanding at December 31, 2017	320,626	2.14-13.84	8.78
Granted	39,000	5.27-5.58	5.46
Cancelled	(214,960)	9.22-9.24	9.22
Exercised (1)	—	—	—

Outstanding at December 31, 2018 (2)	144,666	$2.06-13.84	$7.23

Options exercisable at
December 31, 2016	312,518	$7.49-13.84	$9.75
December 31, 2017	273,960	7.10-13.84	9.50
December 31, 2018 (2)	81,889	2.14-13.84	9.25

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0, $0, and $0 for 2018, 2017, and 2016.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2018 and the related exercise price of the underlying options, was $69,000 for outstanding options and $23,000 for exercisable options as of December 31, 2018. The remaining contractual life was 6.97 years for outstanding options and 5.35 years for exercisable options at December 31, 2018.

The following table presents the activity for the restricted stock programs for the years ended December 31, 2018, 2017, and 2016.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2015	209,040	$9.08-15.61	$10.96
Granted	48,527	3.95-7.98	4.47
Cancelled	(11,325)	9.92-15.61	11.17
Vested (1)	(78,539)	9.08-15.61	11.38

Outstanding at December 31, 2016	167,703	3.95-13.46	8.88
Granted	327,251	2.06-3.93	2.48
Cancelled	(8,988)	2.14-10.08	3.07
Vested (1)	(77,384)	9.08-13.46	11.09

Outstanding at December 31, 2017	408,582	2.06-10.38	3.45
Granted	101,010	3.93-5.27	4.41
Cancelled	(9,737)	3.93-9.08	4.66
Vested (1)	(308,940)	2.06-10.38	3.35

Outstanding at December 31, 2018 (2)	190,915	$2.14-5.27	$4.06

(1)	The aggregate fair value of the restricted stock vested was $1,270,000, $169,000, and $722,000 for 2018, 2017, and 2016.
(2)	The aggregate fair value of the restricted stock was $895,000 as of December 31, 2018. The remaining vesting period was 1.21 years at December 31, 2018.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2018.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017	46,666	$2.14-9.38	$4.52
Granted	39,000	5.27-5.58	5.46
Cancelled	—	—	—
Vested	(22,889)	2.14-9.38	5.95

Outstanding at December 31, 2018	62,777	$2.14-7.10	$4.59

The intrinsic value of the options vested was $32,000, $0, and $0 in 2018, 2017, and 2016.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2018, 2017, and 2016.

(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2018 Quarter Ended (1)
Net interest income/net investment income	$482	$24,719	$24,265	$23,003
Income (loss) before income taxes/net investment loss before taxes	(3,566)	(17,905)	(3,963)	14,712
Net income (loss) after taxes/net decrease on net assets resulting from operations	(14,874)	(13,884)	(3,846)	9,865
Net income (loss) attributable to Medallion Financial Corp./net decrease in net assets resulting from operations	(14,874)	(14,647)	(4,697)	9,172
Basic	($0.62)	($0.60)	($0.19)	$0.38
Diluted	(0.62)	(0.60)	(0.19)	0.38
2017 Quarter Ended
Investment income	$4,250	$3,787	$5,567	$6,020
Net investment loss after income taxes	(435)	(1,293)	(2,490)	(2,903)
Net increase (decrease) in net assets resulting from operations	1,111	(4,797)	619	3,345
Net increase (decrease) in net assets resulting from operations per common share
Basic	$0.05	($0.20)	$0.03	$0.14
Diluted	0.05	(0.20)	0.03	0.14
2016 Quarter Ended
Investment income	$8,986	$5,836	$5,269	$4,997
Net investment income (loss) after income taxes	2,039	(1,402)	(2,606)	2,088
Net increase in net assets resulting from operations	6,848	4,568	5,043	7,056
Net increase in net assets resulting from operations per common share
Basic	$0.28	$0.19	$0.21	$0.29
Diluted	0.28	0.19	0.21	0.29

(1)	The three months ended March 31, 2018 have been accounted for under Investment Company Accounting and subsequent 2018 quarters have been accounted for under Bank Holding Company Accounting.

(11) SEGMENT REPORTING (Bank Holding Company Accounting)

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

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states, with the highest concentrations in Texas, California, and Florida, at 18%, 11%, and 10% of loans outstanding and with no other states over 10% as of December 31, 2018. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in swimming pools, solar panels, roofs, and windows, at 31%, 16%, 15%, and 11% of total loans outstanding, respectively, and with no other product lines over 10% as of December 31, 2018. The commercial lending segment focuses on enterprise wide industries, including manufacturing, retail trade, information, recreation and various other industries, in which 42% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of the taxicab medallions, taxicabs, and related assets, of which 87% were in New York City as of December 31, 2018.

In addition, our non-operating segments include RPAC which is a race car team and our corporate and other segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements.

The following table presents segment data at December 31, 2018 and for the nine months then ended.

Nine Months Ended December 31, 2018	Consumer Lending		Commercial Lending	Medallion Lending	RPAC	Corp. and Other	Consolidated
(Dollars in thousands)	Recreation	Home Improvement
Total interest income	$68,870	$12,799	$7,459	$6,317	$—	$1,358	$96,803
Total interest expense	6,986	2,290	2,037	10,125	121	3,257	24,816

Net interest income (loss)	61,884	10,509	5,422	(3,808)	(121)	(1,899)	71,987
Provision for loan losses	15,118	2,453	—	41,437	—	—	59,008

Net interest income after loss provision	46,766	8,056	5,422	(45,245)	(121)	(1,899)	12,979
Sponsorship and race winnings	—	—	—	—	14,368	—	14,368
Race team related expenses	—	—	—	—	(7,121)	—	(7,121)
Other income (expense)	(14,242)	(3,093)	(1,917)	9,742	(11,476)	(6,396)	(27,382)

Net income before taxes	32,524	4,963	3,505	(35,503)	(4,350)	(8,295)	(7,156)
Income tax benefit (provision)	(8,579)	(1,319)	(808)	7,938	1,108	951	(709)

Net income (loss) after tax	$23,945	$3,644	$2,697	($27,565)	($3,242)	($7,344)	($7,865)

Balance Sheet Data
Total loans net	$580,182	$181,359	$64,083	$155,863	$—	$—	$981,487
Total assets	590,746	188,892	90,264	273,501	29,925	208,522	1,381,846
Total funds borrowed	434,527	143,815	51,266	294,465	7,649	130,306	1,062,028

Selected Financial Ratios
Return on assets	5.48%	2.56%	3.59%	(10.13%)	(11.69%)	(4.13%)	(0.90%)
Return on equity	22.60	11.30	7.52	NM	NM	(13.18)	(4.62)
Interest yield	15.78	9.06	12.61	3.58	N/A	N/A	10.98
Net interest margin	14.18	7.44	9.17	(2.16)	N/A	N/A	8.19
Reserve coverage	1.17	0.98	0.00	15.11	N/A	N/A	3.58
Delinquency ratio	0.69	0.07	0.44	8.89	N/A	N/A	2.03
Charge-off ratio	1.89	0.46	0.00	7.21	N/A	N/A	2.73

(12) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers for either a two- or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. Annually, the contracts with a two-year term will renew for new two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one-year term. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

Employment agreements expire at various dates through 2023. At December 31, 2018, minimum payments under employment agreements were as follows:

(Dollars in thousands)
2019	$2,062
2020	889
2021	665
2022	665
2023	277
Thereafter	—

Total	$4,558

(B) OTHER COMMITTMENTS

The Company had no commitments outstanding at December 31, 2018. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Commitments for leased premises expire at various dates through April 30, 2027. At December 31, 2018, minimum rental commitments for non-cancelable leases were as follows:

(Dollars in thousands)
2019	$2,357
2020	2,380
2021	2,278
2022	2,216
2023	2,136
Thereafter	6,048

Total	$17,415

Occupancy expense was $2,287,000, $1,069,000, and $966,000 for the years ended December 31, 2018, 2017, and 2016.

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

On December 20, 2017, a stockholder derivative action was filed in the Supreme Court of the State of New York, County of New York (Shields v. Murstein, et al.). The complaint named the Company as a nominal defendant and purports to assert claims derivatively on behalf of the Company against certain of the Company’s current directors, one of the Company’s former directors, and a former independent contractor for one of the Company’s subsidiaries. The complaint alleged that the director defendants breached their fiduciary duties with respect to certain alleged misconduct by the former independent contractor involving postings about the Company under an alleged pseudonym. On January 25, 2018, the Company and the director defendants filed a motion to dismiss the action. On June 27, 2018, a hearing was held on the motion. On November 26, 2018, the Court entered a decision granting the motion. On December 17, 2018, the Court entered an order dismissing the plaintiff’s complaint with prejudice. The time for the plaintiff to appeal the Court’s order has elapsed.

(D) REGULATORY

In the ordinary course of business, the Company and its subsidiaries are subject to inquiries from certain regulators. During 2014, FSVC was examined by the SBA. The foregoing regulatory examination was resolved in January 2017 as a result of Freshstart’s transfer to liquidation status and the restructure of the Freshstart loan described in Note 7.

(13) RELATED PARTY TRANSACTIONS

Certain directors, officers, and shareholders of the Company are also directors and officers of its main consolidated subsidiaries, MFC, MCI, FSVC, and Medallion Bank, as well as other subsidiaries. Officer salaries are set by the Board of Directors of the Company.

Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s equity investments. Mr. Rudnick receives a salary from LAX of $171,000 per year, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year-end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

The Company’s consolidated subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which they make an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,149,000 that earns interest at an annual rate of 2% as of December 31, 2018.

The Company and MSC serviced $311,988,000 and $325,751,000 of loans for Medallion Bank at December 31, 2017 and 2016. Under Investment Company Accounting, included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned entity that had been unconsolidated under Investment Company Accounting. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, $5,272,000 and $5,421,000 of servicing fee income was earned by MSC in the years ended December 31, 2017 and 2016.

The following table summarizes the net revenues received from Medallion Bank not eliminated under Investment Company Accounting.

	Three Months Ended March 31,	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Reimbursement of operating expenses	$250	$865	$1,006
Loan origination and servicing fees	6	5	229

Total other income	$256	$870	$1,235

The Company had a loan to Medallion Fine Art, Inc., a wholly-owned entity that had been unconsolidated under Investment Company Accounting, in the amount of $999,000 as of December 31, 2017, which was repaid in full during the 2018 first quarter. The loan bore interest at a rate of 12%, all of which was paid in kind. During 2017, the Company advanced $0, and was repaid $2,365,000 with respect to this loan. Additionally, the Company recognized $10,000 of interest income not eliminated for the year ended December 31, 2018, and $165,000 and $596,000 of interest income in 2017 and 2016.

The Company and MCI have loans to RPAC, an affiliate of Medallion Motorsports LLC, which totaled $16,472,000 as of December 31, 2017 and under Investment Company Accounting had not been eliminated, and which were placed on nonaccrual during 2017. These loans have been eliminated in consolidation for the nine months ended December 31, 2018. The loans bear interest at 2%, inclusive of cash and paid in kind interest. The Company and MCI recognized $0 of interest income for the three months ended March 31, 2018 and during the years ended December 31, 2017 and 2016, recognized $56,000 and $626,000 of interest income with respect to these loans.

(14) STOCKHOLDERS’/SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock during the following six months, with an option for the Board of Directors to extend the time frame for completing the purchases, which expired in May 2018. In November 2004, the repurchase program was increased by an additional $10,000,000, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. As of December 31, 2018, a total of 2,931,125 shares had been repurchased for $24,587,000. There were no purchases in 2018 and 2017, and purchases were 361,174 shares for $1,524,000 in 2016.

(15) OTHER OPERATING EXPENSES (Investment Company Accounting)

The major components of other expenses were as follows.

	Three Months Ended,	Year ended December 31,
(Dollars in thousands)	March 31, 2018	2017	2016
Directors’ fees	$89	$319	$387
Miscellaneous taxes	120	258	328
Computer expense	74	244	257
Other expenses	304	727	574

Total other operating expenses	$587	$1,548	$1,546

(16) SELECTED FINANCIAL RATIOS AND OTHER DATA (Investment Company Accounting)

The following table provides selected financial ratios and other data for the periods indicated.

	Three Months Ended March 31,	Year ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Net share data
Net asset value at the beginning of the year	$11.80	$11.91	$11.42	$11.16	$10.95
Net investment income (loss)	(0.15)	(0.33)	(0.41)	0.69	0.60
Income tax provision (benefit)	0.03	1.51	(1.90)	0.00	0.00
Net realized gains (losses) on investments	(1.44)	(1.82)	0.02	0.31	(0.22)
Net change in unrealized appreciation on investments	0.94	0.65	3.26	0.20	0.76

Net increase (decrease) in net assets resulting from operations	(0.62)	0.01	0.97	1.20	1.14
Issuance of common stock	(0.03)	(0.12)	—	—	(0.01)
Repurchase of common stock	—	—	0.12	0.06	0.03
Distribution of net investment income	—	—	(0.60)	(0.81)	(0.60)
Return of capital	—	—	—	(0.18)	(0.35)
Distribution of net realized gains on investments	—	—	—	—	—

Total distributions	—	—	(0.60)	(0.99)	(0.95)
Other	—	—	—	(0.01)	—

Total increase (decrease) in net asset value	(0.65)	(0.11)	0.49	0.26	0.21
Net asset value at the end of the period/year (1)	$11.15	$11.80	$11.91	$11.42	$11.16

Per share market value at beginning of year	$3.53	$3.02	$7.04	$10.01	$14.35
Per share market value at end of period/year	4.65	3.53	3.02	7.04	10.01
Total return (2)	(129%)	17%	(54%)	(22%)	(25%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$272,437	$287,159	$286,096	$278,088	$274,670
Average net assets	284,021	285,704	276,978	276,745	276,254
Total expense ratio (3) (4) (5)	10.02%	(3.03%)	29.36%	9.45%	9.57%
Operating expenses to average net assets (4) (5)	5.87	4.83	8.23	6.04	6.48
Net investment income (loss) after income taxes to average net assets (4) (5)	(4.61)	(2.49)	0.04	6.08	5.48

(1)

Includes $0.00 of undistributed net investment income per share as of three months ended March 31, 2018 and December 31, 2017, 2016, 2015 and 2014, and $0.00 of undistributed net realized gains per share for all periods presented.

(2)

Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the year.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)

MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,290, $5,272, $5,421, $5,658, and $5,946, and operating expenses of $1,150, $4,211, $5,249, $6,044, and $6,005 which formerly were the Company’s, were now MSC’s for the three months ended March 31, 2018 and the years ended December 31, 2017, 2016, 2015, and 2014. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income (loss) ratio would have been

11.75%, 6.88%, and 7.51% in the March 31, 2018 quarter, (1.37%), 6.31%, and (2.49%) in 2017, 29.42%, 8.28%, and 1.95% in 2016, 11.63%, 8.23%, and 5.94% in 2015, and 11.74%, 8.65%, and 5.46% in 2014.
(5)

These ratios include the goodwill impairment writeoff of $5,099 in 2016. Excluding the writeoff, the total expense, operating expense, and net investment income ratios were 27.52%, 6.39%, and 1.88% in 2016.

(17) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan (the 401(k) Plan) which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employee’s contributions may not exceed certain maximum amounts determined under the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company matches employee contributions to the 401(k) Plan in an amount per employee up to one-third of such employee’s contribution but in no event greater than 2% of the portion of such employee’s annual salary eligible for 401(k) Plan benefits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank and other consolidated subsidiaries in the prior year periods, was approximately $182,000, $185,000, and $187,000 for the years ended December 31, 2018, 2017, and 2016.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(a)	Cash – Book value equals fair value.

(b)	Equity securities – The Company’s equity securities are recorded at cost less impairment, which approximated fair value.

(c)	Investment securities – The Company’s investments are recorded at the estimated fair value of such investments.

(d)	Loans receivable – The Company’s loans are recorded at book value which approximated fair value.

(e)	Floating rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(f)

Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2018 and December 31, 2017, the estimated fair value of these off-balance-sheet instruments was not material.

(g)	Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	Bank Holding Company Accounting December 31, 2018		Investment Company Accounting December 31, 2017
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and federal funds sold (1)	$57,713	$57,713	$12,690	$12,690
Equity investments	9,197	9,197	—	—
Investment securities	45,324	45,324	—	—
Loans receivable	981,487	981,487	—	—
Investments	—	—	610,135	610,135
Accrued interest receivable (2)	7,413	7,413	547	547
Financial liabilities
Funds borrowed (3)	1,062,028	1,062,297	327,623	330,084
Accrued interest payable (2)	3,852	3,852	3,831	3,831

(1)	Categorized as level 1 within the fair value hierarchy.
(2)	Categorized as level 3 within the fair value hierarchy.
(3)	As of December 31, 2018 and 2017, publicly traded unsecured notes traded at a premium to par of $269 and $2,461.

(19) FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2018.

Bank Holding Company Accounting (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,197	$9,197
Available for sale investment securities (1)	—	45,324	—	45,324

Total	$—	$45,324	$9,197	$54,521

(1)	Total unrealized losses of $82, net of tax, was included in accumulated other comprehensive income (loss) for the nine months ended December 31, 2018 related to these assets.

Investment Company Accounting

Medallion loans are primarily collateral-based lending, whereby the collateral value exceeds the amount of the loan, providing sufficient excess collateral to protect against losses to the Company. As a result, under Investment Company Accounting, the initial valuation assessment was that as long as the loan is current and performing, its fair value approximates the par value of the loan. To the extent a loan became nonperforming, the collateral value would be adequate to result in a complete recovery. In a case where the collateral value was inadequate, an unrealized loss would be recorded to reflect any shortfall. Collateral values for medallion loans are typically obtained from transfer prices reported by the regulatory agency in a particular local market (e.g.

New York City Taxi and Limousine Commission). Recently, as transfer price activity and the collateral value of medallion loans has declined, greater weight was placed on the operating cash flows of the borrowers and the values of their personal guarantees in determining whether or not a valuation adjustment would be necessary. Those portfolios had historically been at very low loan to collateral value ratios, and as a result, historically were not highly sensitive to changes in collateral values. Over the last few years, as medallion collateral values declined, the impact on the Company’s valuation analysis had become more significant, which could have resulted in a significantly lower fair value measurement.

The mezzanine and other secured commercial portions of the commercial loan portfolio were a combination of cash flow and collateral based lending. The initial valuation assessment was that as long as the loan is current and performing, its fair value approximates the par value of the loan. If a loan became nonperforming, an evaluation would be performed which considered and analyzed a variety of factors which may have included the financial condition and operating performance of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, the relationships between the then current and projected market rates and portfolio rates of interest and maturities, as well as general market trends for businesses in the same industry. Since each individual nonperforming loan had its own unique attributes, the factors analyzed, and their relative importance to each valuation analysis, differed between each asset, and may have differed from period to period for a particular asset. The valuation was highly sensitive to changes in the assumptions used. To the extent that any assumption in the analysis changed significantly from one period to another, that change could have resulted in a significantly lower or higher fair market value measurement. For example, if a borrower’s valuation was determined primarily on the cash flow generated from their business, then if that cash flow deteriorated significantly from a prior period valuation, that could have had a material impact on the valuation in the appropriate period.

The investment in Medallion Bank was subject to a thorough valuation analysis as described previously, and on at least an annual basis, the Company received an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value. The Company determined whether any factors gave rise to a valuation different than recorded book value, including various regulatory restrictions that were established at Medallion Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013, and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that Medallion Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used Medallion Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, the Company first became aware of external interest in Medallion Bank and its portfolio assets at values in excess of their book value. The Company incorporated those factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. Expression of interest in Medallion Bank from both investment bankers and interested parties has continued through 2016 and 2017. The Company incorporated those new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that Medallion Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believed heightened the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of Medallion Bank’s fair value, and the appreciation of $15,500,000 was thereby recorded in 2015, additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in 2018.

Investments in controlled subsidiaries, other than Medallion Bank, equity investments, and investments other than securities were valued similarly, but also considered available then-current market data, including relevant and applicable market trading and transaction comparables, the nature and realizable value of any collateral, applicable interest rates and market yields, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, and borrower financial analysis, among other factors. As a result of this valuation process, the Company used the actual results of operations of the controlled subsidiaries as the best estimate of changes in fair value, in most cases, and recorded the results as a component of unrealized appreciation (depreciation) on investments. For the balance of controlled subsidiary investments, equity investments, and investments other than securities positions, the result of the analysis resulted in changes to the value of the position if there was clear evidence that its value had either decreased or increased in light of the specific facts considered for each investment. The valuation was highly sensitive to changes in the assumptions used. To the extent that any assumption in the analysis changed significantly from one period to another, that change could have resulted in a significantly lower or higher fair market value measurement. For example, if an investee’s valuation was determined primarily on the cash flow generated from their business, then if that cash flow deteriorated significantly from a prior period valuation, that could have a material impact on the valuation in the current period.

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

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the nine months ended December 31, 2018 under Bank Holding Company Accounting, and for the quarter ended March 31, 2018 and year ended December 31, 2017 under Investment Company Accounting.

(Dollars in thousands)	Equity Investments
March 31, 2018	$9,458
Losses included in earnings	(1,274)
Purchases, investments, and issuances	1,232
Sales, maturities, settlements, and distributions	(1,596)
Transfers in (1)	1,377

December 31, 2018	$9,197

Amounts related to held assets (2)	($1,851)

(1)	Represents the removal of RPAC investments eliminated in consolidation as well as the transfer of LAX from controlled subsidiaries during the 2018 second quarter.

(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of December 31, 2018.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subsidiaries	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2017	$208,279	$90,188	$302,147	$9,521	$7,450	$339
Gains (losses) included in earnings	(38,190)	(8)	29,143	(993)	(1,915)	—
Purchases, investments, and issuances	7	7,252	462	935	—	—
Sales, maturities, settlements, and distributions	(8,941)	(3,812)	(583)	(5)	—	—

March 31, 2018	$161,155	$93,620	$331,169	$9,458	$5,535	$339

Amounts related to held assets (1)	($38,190)	($10)	$29,143	($993)	($1,915)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2018.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subsidiaries	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2016	$266,816	$83,634	$293,360	$8,407	$9,510	$354
Gains (losses) included in earnings	(41,555)	(491)	10,761	4,727	(2,060)	(15)
Purchases, investments, and issuances	1,953	25,517	441	1,660	—	—
Sales, maturities, settlements, and distributions	(18,935)	(18,472)	(2,415)	(5,273)	—	—

December 31, 2017	$208,279	$90,188	$302,147	$9,521	$7,450	$339

Amounts related to held assets (1)	$37,335	($410)	$10,756	$1,941	($2,060)	($15)

(1)	Total unrealized gains (losses) included in income for the year which relate to assets held as of December 31, 2017.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2018 under Bank Holding Company Accounting.

2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$34,877	$34,877
Loan collateral in process of foreclosure	—	—	49,495	49,495

Total	$—	$—	$84,372	$84,372

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

The valuation techniques and significant unobservable inputs used in recurring level 3 fair value measurements of assets and liabilities as of December 31, 2018 were as follows under Bank Holding Company Accounting.

(Dollars in thousands)	Fair Value at 12/31/18	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$5,683	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,850	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Precedent arm’s length offer	Business enterprise value	$6,014 – $7,214
			Business enterprise value/revenue multiples	0.96x – 4.54x
	1,455	Precedent market transaction	Offering price	$8.73 / share
	209	Investee book value	Valuation indicated by investee filings	N/A

The valuation techniques and significant unobservable inputs used in recurring level 3 fair value measurements of assets and liabilities as of December 31, 2017 were as follows under Investment Company Accounting.

(Dollars in thousands)	Fair Value at 12/31/17	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Medallion Loans	$208,279	Precedent market transactions	Adequacy of collateral (loan to value)	1% - 420% (131%)
Commercial Loans – Mezzanine and Other	90,188	Borrower financial analysis	Financial condition and operating performance of	N/A
			the borrower Portfolio yields	2% -19.00% (12.02%)
Investment in Medallion Bank	290,548	Precedent M&A transactions	Price/book value multiples	2.1x to 2.5x
			Price/earnings multiples	8.7x to 10.6x
		Discounted cash flow	Discount rate	17.50%
			Terminal value	$470,964 to $623,007
Investment in Other Controlled Subsidiaries	4,623	Investee financial analysis	Financial condition and operating performance	N/A
			Enterprise value	$37,500 - $41,500
			Equity value	$2,000 - $5,000
	3,878	Investee book value adjusted for asset appreciation	Financial condition and operating performance of the investee	N/A
			Third party valuation/ offer to purchase asset	N/A
	3,001	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A

(Dollars in thousands)	Fair Value at 12/31/17	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
			Third party offer to purchase investment	N/A
	97	Investee book value and equity pickup	Financial condition and operating performance of the investee	N/A
Equity Investments	5,417	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	2,193	Investee financial analysis	Equity value	$2,000 - $5,000
			Preferred equity yield	12%
	1,455	Precedent market transaction	Offering price	$8.73/share
	456	Investee book value	Valuation indicated by investee filings	N/A
Investments Other Than Securities	7,450	Precedent market transaction	Transfer prices of Chicago medallions	N/A
		Cash flow analysis	Discount rate in cash flow analysis	6%
Other Assets	339	Borrower collateral analysis	Adequacy of collateral (loan to value)	0%

(20) INVESTMENTS OTHER THAN SECURITIES

The following table presents the Company’s investments other than securities as of December 31, 2017 under Investment Company Accounting.

Investment Type (Dollars in thousands)	Number of Investments		Investment Cost	Value as of 12/31/17
City of Chicago taxicab medallions	154	(1)	$8,411	$7,238	(2)
City of Chicago taxicab medallions (handicap accessible)	5	(1)	278	212	(3)

Total investments other than securities			$8,689	$7,450

(1)	Investment is not readily marketable, is considered income producing, is not subject to option, and is a non-qualifying asset under the 1940 Act.
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

(21) SMALL BUSINESS LENDING FUND PROGRAM (SBLF) AND TROUBLED ASSETS RELIEF PROGRAM (TARP)

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the U.S. Treasury purchased under the TARP Capital Purchase Program (the CPP), Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011,

Medallion Bank issued, and the U.S. Treasury purchased, 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the SBLF. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. The Bank pays a dividend rate of 9% on the Series E.

(22) PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The following shows the condensed financial information of Medallion Financial Corp. (parent company only) under Bank Holding Company Accounting.

Condensed balance sheet

(Dollars in thousands)	December 31, 2018
Assets
Cash	$1,110
Net loans receivable	37,737
Loans collateral in process of foreclosure	12,001
Goodwill and intangible assets	178,621
Investments in bank subsidiaries	142,469
Investments in non-bank subsidiaries	91,059
Other assets	5,776

Total assets	$468,773

Liabilities
Other liabilities	$9,073
Intercompany payables	63,352
Short-term borrowings	38,870
Deferred tax liabilities and other tax payables	28,245
Long-term borrowings	66,625

Total liabilities	206,165

Total stockholders’ equity	262,608

Total liabilities and equity	$468,773

Condensed statements of operations

(Dollars in thousands)	Nine Months Ended December 31, 2018
Interest income	$(1,958)
Interest expense	5,480

Net interest loss	(7,438)
Provision for loan losses	19,190

Net interest loss after provision for loan losses	(26,628)
Other income (expenses), net	(16,913)

Loss before income taxes and undistributed earnings of subsidiaries	(43,541)
Income tax benefit	5,328

Loss before undistributed earnings of subsidiaries	(38,213)
Undistributed earnings of subsidiaries	28,041

Net loss attributable to parent company	$(10,172)

Condensed statement of other comprehensive loss

(Dollars in thousands)	Nine Months Ended December 31, 2018
Net loss	$(10,172)
Other comprehensive loss	(82)

Total comprehensive loss attributable to MFIN	$(10,254)

Condensed statement of cash flow

(Dollars in thousands)	Nine Months Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES Net loss	$(10,172)
Adjustments to reconcile net loss to net cash provided by operating activities: Equity in undistributed earnings of subsidiaries	(28,041)
Provision for loan losses	19,190
Depreciation and amortization	5,451
Change in deferred and other tax assets/liabilities, net	4,512
Proceeds loan collateral in process of foreclosure	487
Net change in loan collateral in process of foreclosure	678
Stock-based compensation expense	425
Decrease in other assets	4,073
Decrease in intercompany payables	(3,368)
Increase in other liabilities	4,237

Net cash used by operating activities	(2,528)
CASH FLOWS FROM INVESTING ACTIVITIES Loans originated	(309)
Proceeds from principal receipts, sales, and maturities of loans	10,900
Dividends from subsidiaries	5,200

Net cash provided by investing activities	15,791
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from funds borrowed	—
Repayments of funds borrowed	(17,208)

Net cash used for financing activities	(17,208)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,945)
Cash and cash equivalents, beginning of period	5,055

Cash and cash equivalents, end of period	$1,110

(23) VARIABLE INTEREST ENTITIES (VIE)

During the 2018 third quarter, the Company determined that Trust III was a VIE. Trust III had been consolidated as a subsidiary of MFC historically, although it should have been consolidated under the variable interest model, since MFC was its primary beneficiary until October 31, 2018. Trust III is a VIE since the key decision-making authority rests in the servicing agreement (where MFC is the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights are considered a variable interest. This conclusion is supported by a qualitative assessment that Trust III does not have sufficient equity at risk. Since the inception of Trust III, MFC had also been party to a limited guaranty which was considered a variable interest because, pursuant to the guaranty, MFC absorbed variability as a result of the on-going performance of the loans in Trust III. As of October 31, 2018, the Company determined that MFC was no longer the primary beneficiary of Trust III and accordingly deconsolidated the VIE, leading to a net gain of $25,325,000 recorded as well as a new promissory note payable by MFC of $1,400,000 issued in settlement of the limited guaranty (see Note 7 for more details). In addition, the Company remains the servicer of the assets of Trust III for a fee.

The following table shows the assets and liabilities of Trust III as December 31, 2017 when it had been a consolidated VIE.

Investment Company Accounting
(Dollars in thousands)	December 31, 2017
Assets
Cash	$393
Net investments	96,688
Accrued interest receivable	170

Total assets	$97,251

Liabilities
Accrued interest payable	$1,849
DZ loan	99,984

Total liabilities	$101,833

(24) SUBSEQUENT EVENTS

On February 28, 2019, a credit facility with a maturity date of March 1, 2019 was extended until September 1, 2020.

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
	(capitalized interest of $32 per footnote 2)

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Mining, Quarrying, and Oil and Gas Extraction (5% of the total)	Green Diamond Performance Materials, Inc. (interest rate includes PIK interest of 4.50%)	Term Loan	09/08/17	09/08/24	1	1%	16.50%	$4,000	$4,057	$4,057	$4,057
	(capitalized interest of $57 per footnote 2)
Transportation and Warehousing (4% of the total)	LLL Transport, Inc. (interest rate includes PIK interest of 3.00%)	Term Loan	10/23/15	04/23/21	1	1%	15.00%		$3,914	$3,914	$3,912
	(capitalized interest of $410 per footnote 2)
Construction (2% of the total)	Highland Crossing-M, LLC (interest rate includes PIK interest of 11.50%)	Term Loan	01/07/15	02/01/25	1	1%	11.50%		$1,445	$1,445	$1,444
Accommodation and Food Services (0% of the total)	Various Other 9.25%	Term Loan	11/05/10	11/05/20	1	*	9.25%		$241	$241	$241

Total secured mezzanine (2)					33	31%	12.09%	$31,752	$88,334	$88,334	$88,226

Other secured commercial (51% New York, 42% New Jersey and 7% all other states)
Retail Trade (81% of the total)	Medallion Fine Art Inc (interest rate includes PIK interest of 12%)	Term Loan	12/17/12	03/17/18	1	*	12.00%		$999	$999	$999
	Various Other && 4.75% to 10.50%	Term Loan	10/28/08 to 12/23/15	05/09/18 to 03/03/20	5	*	7.74%		$835	$795	$604
Accommodation and Food Services (12% of the total)	Various Other && 6.75% to 9.00%	Term Loan	11/29/05 to 06/06/14	04/18/17 to 09/06/19	3	*	8.26%		$644	$544	$228
Transportation and Warehousing (4% of the total)	Various Other && 4.25%	Term Loan	03/17/15	09/10/18	1	*	4.25%		$75	$74	$75

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Real Estate and Rental and Leasing (3% of the total)	Various Other && 5.00%	Term Loan	03/31/15	03/31/20	1	*	5.00%		$69	$65	$56

Total Other Commercial Loans (2)					11	1%	9.39%		$2,622	$2,477	$1,962

Total commercial loans (2)					44	31%	12.02%	$31,752	$90,956	$90,811	$90,188

Investment in Medallion Bank and other controlled subsidiaries
Commercial Banking	Medallion Bank **	100% of common stock	05/16/02	None	1	101%	0.00%			$138,282	$290,548
NASCAR Race Team	Medallion MotorSports, LLC	75% of LLC units	11/24/10	None	1	2%	42.40%			$2,820	$4,623
Art Dealer	Medallion Fine Art, Inc.	100% of common stock	12/03/12	None	1	1%	0.00%			$1,777	$3,878
Loan Servicing	Medallion Servicing Corp.	100% of common stock	11/05/10	None	1	*	0.00%			$97	$97
Professional Sports Team	LAX Group LLC	44.97% of membership interests	05/23/12	None	1	1%	0.00%			$251	$3,001
Media	Medallion Taxi Media, Inc.	100% of common stock	01/01/17	None	1	*	0.00%			$0	$0

Investment in Medallion Bank and other controlled subsidiaries, net					6	105%	0.83%	$0	$0	$143,227	$302,147

Equity investments
Commercial Finance	Convergent Capital, Ltd **	7% of limited partnership interest	07/20/07	None	1	*	0.00%			$733	$456
NASCAR Race Team	Rpac Racing LLC	1,000 shares of Series D	08/25/15	None	1	1%	0.00%			$0	$2,193
Loan Servicing	Upgrade, Inc.	666,668 shares of Series A-1 preferred stock	09/30/16	None	1	1%	0.00%			$250	$1,455
Stuffed Toy Manufacturer	AA Plush Holdings, LLC d/b/a Animal Adventures	1.6% Common Units	08/15/14	None	1	*	0.00%			$300	$300

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Advertising Services	ADSCO Opco, LLC	7.9% Class A Series A-2 Units	10/25/16	None	1	*	0.00%			$400	$400
Baby Sleep Products	BB Opco, LLC d/b/a BreathableBaby, LLC	3.6% Units	08/01/14	None	1	*	0.00%			$250	$250
IT Services	Centare Holdings, Inc.	7.23% of common stock, 3.88% of preferred stock	08/30/13	None	1	*	0.00%			$103	$103
Wholesale Hobbyists’ Supplies	Classic Brands, LLC	Warrant for 300,000 Class A units	01/08/16	01/08/26	1	*	0.00%			$0	$0
Engineering Design Services	DPIS Engineering LLC	Warrant for 180,000 Class C units	12/01/14	5th anniversary of note paid in full	1	*	0.00%			$0	$0
Elevator Parts Manufacturer	EMI Porta HoldCo, LLC	3.56% of Series A-2 Preferred Units	12/11/17	None	1	*	0.00%	$500		$500	$500
Industrial Filters Manufacturer	Filter Holdings, Inc.	7.14% of Common Stock, 7.14% of Preferred Stock	05/05/17	None	2	*	0.00%	$207		$207	$207
Specialty Sand Products	Green Diamond Performance Materials, Inc.	4.26% of Series A Preferred Stock	09/08/17	None	1	*	0.00%	$200		$200	$200
Car Wash Equipment Manufacturer	Harrell’s Car Wash Systems, Inc.	0.89% of Common Stock	07/03/17	None	1	*	0.00%	$104		$104	$104
Sheet Metal Manufacturer	SWDP Acquisition Co., LLC	9.9875% of LLC Units	04/06/17	None	1	*	0.00%	$400		$400	$400
Paper Tapes Manufacturer	Liberty Paper Products Acquisition, LLC	100% of Series A Preferred Units -12% TOTAL	06/09/16	None	1	*	0.00%			$350	$350

Medallion Financial Corp.

Consolidated Summary Schedule of Investments

December 31, 2017

(Dollars in thousands)	Obligor Name/Interest Rate Range	Security Type (all restricted unless otherwise noted)	Acquisition Date	Maturity Date	No. of Invest.	% of Net Assets	Interest Rate (1)	Original Cost of 2017 Acquisitions (5)	Principal Outstanding	Cost (4)	Fair Value
Environmental Consulting Services	Northern Technologies, LLC	8.27% of LLC units	01/29/2016, 12/5/16 & 6/12/17	None	3	*	0.00%	$58		$408	$408
Space Heater Manufacturer	Pinnacle Products International, Inc.	0.5% common stock	10/09/15	None	1	*	0.00%			$135	$135
Marketing Services	Portu-Sunberg Marketing LLC	0.86% LLC units	10/19/16	None	1	*	0.00%			$50	$50
	Portu-Sunberg Marketing LLC	Warrant for 2.85% of the outstanding stock	12/31/12	07/24/20	1	*	0.00%			$0	$0
Hand Tool Manufacturer	Stride Tool Holdings, LLC	7.14% of LLC units	04/05/16	None	1	*	0.00%			$500	$500
Forensic Supplies	Tri-Tech Forensics, Inc.	4.91% of Common Stock; 4.61% of Preferred Stock	06/15/17	None	3	*	0.00%	$192		$192	$192
Weather Forecasting Services	Weather Decision Technologies, Inc.	2.2% preferred stock	12/11/15	None	1	*	0.00%			$500	$500
Various Other #	+ **	* Various	08/04/08 to 12/12/14	None to 2/5/23	5	*	0.00%			$818	$818

Equity investments, net					32	3%	0.00%	$1,661	$0	$6,400	$9,521

Investment securities

Investment securities, net					0	0%	0.00%	$0	$0	$0	$0

Net Investments ($183,529 pledged as collateral under borrowing arrangements) (3)

					730	212%	4.73%	$45,991	$322,068	$468,854	$610,135

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

Medallion Financial Corp.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFIILIATES

As of and for the year ended December 31, 2017 under Investment Company Accounting

Name of issuer and title of issue	Number of shares (all restricted unless otherwise noted)	Equity in net profit and (loss) and change in fair value	Amount of dividends or interest(1)	Value as of 12/31/17
(Dollars in thousands)
Medallion Bank - common stock	1,000,000 shares -100% of common stock	$10,193	$0	$290,548
Medallion Motorsports, LLC - membership interest (2)	75% of membership interest	(2,357)	1,201	4,623
Medallion Fine Art, Inc. - common stock (3)	1,000 shares -100% of common stock	231	0	3,878
LAX Group LLC - membership interest	45% of membership interest	870	0	3,001
Medallion Servicing Corp. - common stock	1,000 shares -100% of common stock	546	0	97
Medallion Taxi Media, Inc. - common stock	1,000 shares -100% of common stock	0	77	0

Total investments in Medallion Bank and other controlled subsidiaries		9,483	1,278	302,147

RPAC Racing LLC (2)	100% of Series D units	0	0	2,193
Stride Tool Holdings, LLC (4) - membership interest	7.14% of membership interest	0	0	500
Northern Technologies, LLC - membership interest (5)	8.3% of membership interest	0	0	408
ADSCO Holdco LLC - membership interest (6)	7.7% of Class A Series A-2 LLC units	0	0	400
SWDP Acquisition Co., LLC (7)	10% of membership interest	0	0	400
Appliance Recycling Centers of America, Inc. - common stock	0% of common stock	0	0	0
Filter Holdings, INC. (8)	7.14% of common & preferred stock	0	0	207
Third Century JRT, Inc. (9)	13% of common stock	0	0	200

Total equity investments in affiliates		$0	$0	$4,308

(1)	Investments with an amount of $0 are considered non-income producing.
(2)

The Company and a controlled subsidiary of the Company have 4 loans due from RPAC, an affiliate of Medallion Motorsports, LLC, in the amount of $16,472 as of December 31, 2017, and on which $56 of interest income was earned during the year ended December 31, 2017 as the loans are on non-accrual status.

(3)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $999 as of December 31, 2017, and on which $165 of interest income was earned during the year ended December 31, 2017.
(4)	The Company has a loan due from Stride Tool Holdings, LLC in the amount of $4,217 as of December 31, 2017, and on which $631 of interest income was earned during the year ended December 31, 2017.

(5)	The Company has a loan due from Northern Technologies, LLC in the amount of $3,670 as of December 31, 2017, on which $477 of interest income was earned during the year ended December 31, 2017.
(6)	The Company has a loan due from ADSCO Holdco LLC in the amount of $ 3,687 as of December 31, 2017, and on which $475 of interest income was earned during the year ended December 31, 2017.
(7)

The Company has a loan due from Innovative Metal Inc., an affiliate of SWDP Acquisition Co., LLC in the amount of $5,000 as of December 31, 2017, on which $523 of interest income was earned during the year ended December 31, 2017.

(8)	The Company has a loan due from Filter Holdings, Inc. in the amount of $1,250 as of December 31, 2017, on which $117 of interest income was earned during the year ended December 31, 2017.
(9)

The Company has a loan due from J.R. Thompson Company, LLC, an affiliate of Third Century JRT, Inc., in the amount of $1,156 as of December 31, 2017, on which $204 of interest income was earned during the year ended December 31, 2017.

The table below provides a recap of the changes in the investment in the respective issuers for the year ended December 31, 2017.

Name of Issuer	Medallion Bank	Medallion Fine Art, Inc. (1)	Medallion Motorsports, LLC (2)	Appliance Recycling Centers of America, Inc.	Medallion Servicing Corp.	LAX Group, LLC	Medallion Taxi Media, Inc.	Third Century JRT, Inc. (3)	Northern Technologies, LLC (4)	Stride Tool Holdings, LLC (5)	ADSCO Holdco LLC (6)	RPAC Racing, LLC (2)	Filter Holdings, Inc.(7)	SWDP ACUQSITION Co., LLC(8)
Title of Issue	Common Stock	Common Stock	Membership Interest	Common Stock	Common Stock	Membership Interest	Common Stock	Common Stock	Membership Interest	Membership Interest	Membership Interest	Membership Interest	Common & Preferred Stock	Membership Interest
(Dollars in thousands)
Value as of 12/31/16	$280,589	$3,647	$6,980	$475	$454	$1,690	$—	$200	$351	$500	$400	$1,351	$—	$—
Gross additions / investments	—	—	—	—	—	441	—	—	57	—	—	—	207	400
Gross reductions / distributions	(234)	—	(1,201)	(351)	(903)	—	(77)	—	—	—	—	—	—	—
Net equity in profit and loss, and unrealized appreciation and (depreciation)	10,193	231	(1,156)	(124)	546	870	77	—	—	—	—	842	—	—

Value as of 12/31/17	$290,548	$3,878	$4,623	$—	$97	$3,001	$—	$200	$408	$500	$400	$2,193	$207	$400

(1)	The Company has a loan due from Medallion Fine Art, Inc. in the amount of $999 as of December 31, 2017, $0 of which was advanced during 2017, and for which $2,325 was repaid.
(2)

In addition to the equity ownership, the Company and a controlled subsidiary of the Company have four loans due from RPAC, an affiliate of Medallion Motorsports, LLC, in the amount of $16,472, $7,883 of which was advanced during 2017.

(3)	The Company has a loan due from J. R. Thompson Company, LLC, an affiliate of Third Century JRT, Inc. in the amount of $1,156 as of December 31, 2017, $469 of which was repaid during 2017.
(4)	The Company has a loan due from Northern Technologies, LLC in the amount of $3,670 as of December 31, 2017, $137 of which was advanced during 2017.
(5)	The Company has a loan due from Stride Tool Holdings, LLC in the amount of $4,217 as of December 31, 2017, $126 of which was advanced during 2017.
(6)	The Company has a loan due from ADSCO Holdco LLC in the amount of $3,687 as of December 31, 2017, $74 of which was advanced during 2017.
(7)	The Company has a loan due from Filter Holdings, Inc. in the amount of $1,250 as of December 31, 2017, all of which was advanced during 2017.
(8)	The Company has a loan due from Innovative Metals, Inc., an affiliate of SWDP Acquisition Co., LLC in the amount of $5,000 as of December 31, 2017, all of which was advanced during 2017.