Form 10-Q
period 2019-03-31
MEDALLION FINANCIAL CORP
filed 2019-05-10
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-37747

MEDALLION FINANCIAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3291176
(State of Incorporation)	(IRS Employer Identification No.)

437 MADISON AVENUE, 38th Floor

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share 9.000% Senior Notes due 2021	MFIN MFINL	NASDAQ Global Select Market NASDAQ Global Select Market

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 8, 2019 was 24,599,299.

MEDALLION FINANCIAL CORP.

FORM 10-Q

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statements. The statements have not been audited by, examined by, compiled by, or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-Q should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. The inclusion of the forward-looking statements contained in this Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-Q will be achieved. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. You should consider these risks and those described under Risk Factors in the Company’s Annual Report on Form 10-K and others that are detailed in the other reports that the Company files from time to time with the Securities and Exchange Commission.

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

•

with the consolidation of Medallion Bank, given its significance to our overall financial results, we now report as a bank holding company for accounting purposes under Article 9 and Guide 3 of Regulation S-X, but we are not a bank holding company for regulatory purposes.

In accordance with FASB Accounting Standards Codification, or ASC, Topic 946 – Financial Services – Investment Company, we made this change to our financial reporting prospectively, and have not restated or revised periods prior to our change in status to a non-investment company effective April 2, 2018. Accordingly, in this report we refer to both accounting in accordance with US generally accepted accounting principles, or GAAP, applicable to bank holding companies, or Bank Holding Company Accounting, which applies commencing April 2, 2018, and to that applicable to investment companies under the 1940 Act, or Investment Company Accounting, which applies to prior periods.

We historically have had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through Medallion Bank which originates consumer loans for the purchase of recreational vehicles, boats, and trailers and to finance small-scale home improvements. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). In January 2017, we announced our plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under management and management of our wholly-owned subsidiaries, which includes our managed net investment portfolio, as well as assets serviced for third party investors, were $1,565,000,000 as of March 31, 2019, and were $1,522,000,000 as of December 31, 2018, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid/declared distributions in excess of $263,060,000 or $14.66 per share.

We conduct our business through various wholly-owned subsidiaries including:

•

Medallion Bank, or the Bank, an FDIC-insured industrial bank that originates consumer loans, raises deposits and conducts other banking activities, and has a separate board of directors with a majority of independent directors;

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

Our other consolidated subsidiaries are comprised of Medallion Fine Art, Inc., CDI-LP Holdings, Inc., Medallion Motorsports, LLC, and RPAC Racing LLC, or RPAC. In addition, we make both marketable and nonmarketable equity investments, primarily as a function of our mezzanine lending business.

Our consolidated balance sheet as of March 31, 2019, and the related consolidated statements of operations, consolidated statements of other comprehensive loss, consolidated statements of stockholders’ equity and cash flows for the quarter then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the quarter ended March 31, 2019 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	UNAUDITED March 31, 2019	December 31, 2018
Assets
Cash (1)	$53,505	$23,842
Federal funds sold	32,616	33,871
Equity investments	8,699	9,197
Investment securities	44,682	45,324
Loans	1,024,200	1,017,882
Allowance for losses	(36,862)	(36,395)

Net loans receivable	987,338	981,487

Accrued interest receivable	7,108	7,413
Property, equipment, and right-of-use lease asset, net	13,296	1,222
Loan collateral in process of foreclosure (2)	49,808	49,495
Goodwill	150,803	150,803
Intangible assets, net	53,620	53,982
Other assets	27,253	25,210

Total assets	$1,428,728	$1,381,846

Liabilities
Accounts payable and accrued expenses (3)	$16,279	$18,789
Accrued interest payable	3,131	3,852
Deposits	864,131	848,040
Short-term borrowings	81,872	55,178
Deferred tax liabilities and other tax payables	7,037	6,973
Operating lease liabilities	11,724	—
Long-term debt	152,713	158,810

Total liabilities	1,136,887	1,091,642

Commitments and contingencies (4)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 27,546,999 shares at March 31, 2019 and 27,385,600 shares at December 31, 2018 issued)	275	274
Additional paid in capital	274,456	274,292
Treasury stock (2,951,243 shares at March 31, 2019 and December 31, 2018)	(24,919)	(24,919)
Accumulated other comprehensive income (loss)	587	(82)
Retained earnings	14,271	13,043

Total stockholders’ equity	264,670	262,608

Non-controlling interest in consolidated subsidiaries	27,171	27,596

Total equity	291,841	290,204

Total liabilities and equity	$1,428,728	$1,381,846

Number of shares outstanding	24,595,756	24,434,357
Book value per share	$10.76	$10.75

(1)	Includes restricted cash of $2,475 as of March 31, 2019.
(2)

Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $3,930 as of March 31, 2019 and $3,134 as of December 31, 2018.

(3)	Includes the short-term portion of lease liabilities of $1,846 as of March 31, 2019. Refer to Note 8 for more details.
(4)	Refer to Note 14 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands, except per share data)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Interest and fees on loans	$29,439	$—
Interest income on investments	—	3,287
Interest and dividends on investment securities	566	14
Dividend income from controlled subsidiaries	—	28
Interest income from affiliated investments	—	654
Interest income from controlled subsidiaries	—	10
Medallion lease income	38	40

Total interest income(1)/total investment income(1)	30,043	4,033

Interest on deposits	4,921	—
Interest on short-term borrowings	982	—
Interest on long-term debt	1,819	—
Interest expense	—	3,551

Total interest expense(2)	7,722	3,551

Net interest income/net investment income	22,321	482

Provision for loan losses	13,343	—

Net interest income after provision for loan losses	8,978	482

Other income (loss)
Gain on the extinguishment of debt	4,145	—
Sponsorship and race winnings	3,179	—
Change in collateral value on loans in process of foreclosure	(2,119)	—
Other income	1,658	60

Total other income	6,863	60

Other expenses
Salaries and employee benefits	5,341	2,349
Race team related expenses	1,998	—
Professional fees	1,636	723
Loan servicing fees	1,194	—
Collection costs	638	120
Rent expense	600	243
Regulatory fees	447	—
Amortization of intangible assets	361	—
Travel, meals and entertainment	265	206
Other expenses(3)	2,222	467

Total other expenses	14,702	4,108

Income before income taxes/net investment loss before taxes(4)	1,139	(3,566)

Income tax benefit	256	336

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands, except per share data)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net income after taxes/net investment loss after taxes	1,395	(3,230)

Net realized losses on investments(5)	—	(34,745)
Income tax benefit	—	8,426

Total net realized losses on investments	—	(26,319)

Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	29,115
Net change in unrealized depreciation on investments other than securities	—	(1,915)
Net change in unrealized depreciation on investments	—	(4,403)
Income tax provision	—	(8,122)

Net unrealized appreciation on investments	—	14,675

Net realized/unrealized losses on investments	—	(11,644)

Net income after taxes/net decrease on net assets resulting from operations	1,395	(14,874)

Less: income attributable to the non-controlling interest	167	—

Total net income attributable to Medallion Financial Corp./net (decrease) on net assets resulting from operations	$1,228	$(14,874)

Basic net income (loss) per share	$0.05	$(0.62)
Diluted net income (loss) per share	$0.05	$(0.62)

Distributions declared per share	$—	$—

Weighted average common shares outstanding
Basic	24,288,263	24,154,879
Diluted	24,616,890	24,154,879

(1)	Included in interest and investment income is $237 and $491 of paid in kind interest for the three months ended March 31, 2019 and 2018.
(2)	Average borrowings outstanding were $1,067,075 and $324,322, and the related average borrowing costs were 2.93% and 4.44% for the three months ended March 31, 2019 and 2018.
(3)	See Note 12 for the components of other operating expenses as of March 31, 2018.
(4)	Includes $256 of net revenues received from Medallion Bank for the three months ended March 31, 2018, primarily for expense reimbursements. See Notes 6 and 15 for additional information.
(5)	There were no net losses on investment securities of affiliated issuers for the three months ended March 31, 2018.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/LOSS

(UNAUDITED)

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net income after taxes/net decrease on net assets resulting from operations	$1,395	$(14,874)
Other comprehensive income, net of tax	669	—

Total comprehensive income (loss)	2,064	(14,874)

Less: comprehensive income attributable to the non-controlling interest	167	—

Total comprehensive income (loss) attributable to Medallion Financial Corp.	$1,897	$(14,874)

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND CHANGES IN NET ASSETS

(UNAUDITED)

	Bank Holding Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	27,385,600	$274	—	$274,292	(2,951,243)	$(24,919)	$13,043	$(82)	$262,608	$27,596	$290,204
Net income	—	—	—	—	—	—	1,228	—	1,228	167	1,395
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation	—	1	—	164	—	—	—	—	165	—	165
Issuance of restricted stock, net	163,098	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(1,699)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	669	669	—	669

Balance at March 31, 2019	27,546,999	$275	—	$274,456	(2,951,243)	$(24,919)	$14,271	$587	$264,670	$27,171	$291,841

	Investment Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Accumulated undistributed net investment loss	Accumulated undistributed net realized gains on investments	Net unrealized appreciation on investments, net of tax	Non-controlling Interest	Total Equity
Balance at December 31, 2017	27,294,327	$273	—	$273,716	(2,951,243)	($24,919)	($65,592)	—	$103,681	$—	$287,159
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	—	(38,299)	—	23,425	—	(14,874)
Stock-based compensation	—	1	—	151	—	—	—	—	—	—	152
Issuance of restricted stock, net	95,726	—	—	—	—	—	—		—	—	—

Balance at March 31, 2018	27,390,053	$274	—	$273,867	(2,951,243)	$(24,919)	($103,891)	$—	$127,106	$—	$272,437

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/net (decrease) in net assets resulting from operations	$1,395	$(14,874)
Adjustments to reconcile net income/net decrease in net assets resulting from operations to net cash provided by operating activities:
Provision for loan losses	13,343	—
Loans originated	—	(8,193)
Proceeds from principal receipts, sales, and maturities of loans	—	13,279
Paid-in-kind interest	(237)	(491)
Depreciation and amortization	2,046	246
Increase in deferred and other tax liabilities	65	3,858
Amortization of origination fees, net	1,151	13
Proceeds from the sale and for principal payments on loan collateral in process of foreclosure	5,026	—
Net change in loan collateral in process of foreclosure	3,757	—
Capital returned by Medallion Bank and other controlled subsidiaries, net	—	93
Net change in unrealized (appreciation) depreciation on investments	(598)	4,403
Net change in unrealized depreciation on investment other than securities	—	1,915
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	(29,115)
Net realized gains on investments	—	34,745
Stock-based compensation expense	165	152
Gain on the extinguishment of debt	(4,145)	—
Decrease in accrued interest receivable	305	130
(Increase) decrease in other assets	(2,144)	54
Decrease in accounts payable and accrued expenses	(3,355)	(675)
Decrease in accrued interest payable	(687)	(249)

Net cash provided by operating activities	16,087	5,291
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(92,533)	—
Proceeds from principal receipts, sales, and maturities of loans	62,239	—
Purchases of investments	(50)	—
Proceeds from principal receipts, sales, and maturities of investments	2,456	—

Net cash used for investing activities	(27,888)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	118,586	—
Repayments of time deposits and funds borrowed	(77,785)	(6,961)
Distributions to non-controlling interests	(592)	—
Payments of declared distributions	—	(64)

Net cash provided by (used for) financing activities	40,209	(7,025)

	Bank Holding Company Accounting	Investment Company Accounting
(Dollars in thousands)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	28,408	(1,734)
Cash and cash equivalents and restricted cash, beginning of period(1)	57,713	12,690

Cash and cash equivalents and restricted cash, end of period(1)	$86,121	$10,956

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$7,887	$3,577
Cash paid during the period for income taxes	14	—

(1)	Includes federal funds sold for the three months ended March 31, 2019.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank (the Bank), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank, that originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. Medallion Bank was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by Medallion Bank’s affiliates that have extensive prior experience in these asset groups. Subsequent to its formation, Medallion Bank began originating consumer loans to finance the purchases of recreational vehicles (RVs), boats, and other related items, and to finance small scale home improvements. The Company also conducts business through Medallion Funding LLC (MFC), a Small Business Investment Company (SBIC), which originates and services taxicab medallion and commercial loans.

The Company also conducts business through its subsidiaries Medallion Capital, Inc. (MCI), an SBIC that conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), an SBIC that originates and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated by the Small Business Administration (SBA). MCI and FSVC are financed in part by the SBA.

The Company has a controlling ownership stake in Medallion Motorsports, LLC, the primary owner of RPAC Racing, LLC (RPAC), a professional car racing team that competes in the Monster Energy NASCAR Cup Series and is also consolidated with the Company.

The Company formed a wholly-owned subsidiary, Medallion Servicing Corporation (MSC), to provide loan services to Medallion Bank. The Company has assigned all of its loan servicing rights for Medallion Bank, which consists of servicing taxi medallion loans originated by Medallion Bank, to MSC, which bills and collects the related service fee income from Medallion Bank, which is allocated and charged by the Company for MSC’s share of these servicing costs.

Taxi Medallion Loan Trust III (Trust III) was established for the purpose of owning medallion loans originated by MFC or others. Trust III is a variable interest entity (VIE), and MFC was the primary beneficiary. As a result, the Company consolidated Trust III in its financial results until the consummation of a restructuring in the 2018 fourth quarter. For a discussion of the restructuring, see Note 18. Trust III is a separate legal and corporate entity with its own creditors which, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,141,000 at March 31, 2019, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, which are leased to fleet operators while being held for sale. The 159 medallions are carried at a net realizable value of $4,676,000 in other assets on the Company’s consolidated balance sheet at March 31, 2019, compared to a net realizable value of $4,305,000 at December 31, 2018 and a fair value of $5,535,000 at March 31, 2018.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and controlled subsidiaries commencing with the three months ended June 30, 2018. All significant intercompany transactions, balances, and profits (losses) have been eliminated in consolidation. As a result of the Company’s election to withdraw from being regulated as a BDC under the 1940 Act effective April 2, 2018, Medallion Bank and various other Company subsidiaries that were not previously consolidated with the Company prior to the three months ended June 30, 2018, were now consolidated effective April 2, 2018. See Note 6 for the presentation of financial information for Medallion Bank and other controlled subsidiaries for such prior periods.

The consolidated financial statements have been prepared in accordance with GAAP. The Company consolidates all entities it controls through a majority voting interest, a controlling interest through other contractual rights, or as being identified as the primary beneficiary of VIEs. The primary beneficiary is the party who has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding is recorded as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash includes $2,475,000 of an interest reserve associated with the private placement of debt in March 2019, which cannot be used for any other purpose until March 2022.

Fair Value of Assets and Liabilities

The Company follows FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (FASB ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 16 and 17 to the consolidated financial statements.

Equity Investments

Equity investments of $8,699,000 and $9,197,000 at March 31, 2019 and December 31, 2018, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost and are evaluated for impairment periodically. Prior to April 2, 2018, equity investments were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry.

Investment Securities (Bank Holding Company Accounting)

The Company follows FASB ASC Topic 320, Investments – Debt and Equity Securities (ASC 320), which requires that all applicable investments in equity securities with readily determinable fair values, and debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $142,000, and $12,000 was amortized to interest income for the three months ended March 31, 2019. Medallion Bank, a previously unconsolidated subsidiary under Investment Company Accounting, for the period, had net premium on investment securities of $244,000 as of March 31, 2018, and $21,000 was amortized to interest income for the three months ended March 31, 2018. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholders’ equity, which were recorded net of the income tax effect, will be reversed.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2019 and December 31, 2018, net loan origination costs were $15,086,000 and $14,416,000. The majority of these loan origination costs were capitalized into the loan balances on April 2, 2018 in connection with the change in reporting status. Net amortization (accretion) to income for the three months ended March 31, 2019 and 2018 was $1,151,000 and ($13,000) ($852,000 when combined with Medallion Bank).

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as a recovery. Total loans more than 90 days past due were $8,102,000 at March 31, 2019, or 0.81% of the total loan portfolio, compared to $20,154,000, or 2.03% at December 31, 2018.

Loan collateral in process of foreclosure primarily includes taxicab medallion loans that have reached 120 days past due and have been charged-down to their net realizable value, in addition to consumer repossessed collateral in the process of being sold. The taxicab medallion loan component reflects that the collection activities on the loans have transitioned from working with the borrower, to the liquidation of the collateral securing the loans.

The Company had $34,732,000 and $40,500,000 of net loans and loans in process of foreclosure pledged as collateral under borrowing arrangements at March 31, 2019 and December 31, 2018.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $135,807,000 at March 31, 2019 and $140,180,000 at December 31, 2018. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, which relates to servicing assets held by MFC (related to the remaining assets in Trust III) and determined that no material servicing asset or liability existed as of March 31, 2019 and December 31, 2018. The Company assigned its servicing rights of the Medallion Bank portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from Medallion Bank by MSC.

Allowance for Loan Losses (Bank Holding Company Accounting)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at, and for medallion loans, nonperforming loans are valued at the median sales price over the most recent quarter, and performing medallion loans are reserved utilizing historical loss ratios over a three-year lookback period. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result, reserves of $6,173,000 were recorded by the Company as a general reserve on medallion loans as an additional buffer against future losses, not including the Bank general reserve of $17,351,000 which was netted against loan balances at consolidation on April 2, 2018. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

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

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to impairment testing on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of March 31, 2019 and December 31, 2018, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $53,620,000 and

$53,982,000, respectively, and the Company recognized $361,000 of amortization expense on the intangible assets for the three months ended March 31, 2019. Additionally, loan portfolio premiums of $12,387,000 were determined as of April 2, 2018, of which $7,956,000 and $9,048,000 were outstanding at March 31, 2019 and December 31, 2018, and of which $1,092,000 was amortized to interest income for the three months ended March 31, 2019. The Company engaged an expert to assess the goodwill and intangibles for impairment at December 31, 2018, who concluded there was no impairment on Medallion Bank and impairment on the RPAC intangible asset of $5,615,000, which was recorded in the 2018 fourth quarter.

The table below shows the details of the intangible assets as of the periods presented.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Brand-related intellectual property	$20,900	$21,176
Home improvement contractor relationships	6,555	6,641
Race organization	26,165	26,165

Total intangible assets	$53,620	$53,982

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $100,000 and $23,000 ($67,000 had Medallion Bank been consolidated) for the quarters ended March 31, 2019 and 2018.

Deferred Costs

Deferred financing costs, included in other assets, represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $520,000 and $223,000 ($528,000 had Medallion Bank been consolidated) for the quarters ended March 31, 2019 and 2018. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts are amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes was $4,411,000, $4,461,000, and $2,862,000 ($4,884,000 had Medallion Bank been consolidated) as of March 31, 2019, December 31, 2018, and March 31, 2018.

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

Sponsorship and Race Winnings

The Company accounts for the sponsorship and race winnings revenue under FASB ASC Topic 606, Revenue from Contracts with Customers. Sponsorship revenue is recognized based upon the contract terms of the sponsorship contract. Race winnings revenue is recognized after each race during the season based upon terms provided by NASCAR and the placement of the driver.

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

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Net income/net decrease in net assets resulting from operations available to common shareholders	$1,228	$(14,874)

Weighted average common shares outstanding applicable to basic EPS	24,288,263	24,154,879
Effect of dilutive stock options	17,423	—
Effect of restricted stock grants	311,204	—

Adjusted weighted average common shares outstanding applicable to diluted EPS	24,616,890	24,154,879

Basic earnings (loss) per share	$0.05	$(0.62)
Diluted earnings (loss) per share	0.05	(0.62)

Potentially dilutive common shares excluded from the above calculations aggregated 471,000 and 290,960 shares as of March 31, 2019 and 2018.

Stock Compensation

The Company follows FASB ASC Topic 718 (ASC 718), Compensation – Stock Compensation, for its equity incentive, stock option, and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options are reflected in net increase in net income/net assets resulting from operations for any new grants using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock are reflected in net income/net increase net assets resulting from operations for any new grants using the grant date fair value of the shares granted, expensed over the vesting period of the underlying stock.

During the three months ended March 31, 2019 and 2018, the Company issued 163,098 and 97,952 of restricted shares of stock-based compensation awards, and 374,377 and 0 shares of stock options, and recognized $165,000 and $152,000, or $0.01 and $0.01 per share for each period, of non-cash stock-based compensation expense related to the grants. As of March 31, 2019, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $2,169,000, which is expected to be recognized over the next 16 quarters (see Note 10).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, which would preclude their ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of March 31, 2019, the Bank’s Tier 1 leverage ratio was 16.56%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-capitalized	March 31, 2019	December 31, 2018
Common equity Tier 1 capital	—	—	$143,409	$141,608
Tier 1 capital	—	—	169,712	167,911
Total capital	—	—	182,858	180,917
Average assets	—	—	1,025,114	1,059,461
Risk-weighted assets	—	—	1,005,656	993,374
Leverage ratio(1)	4.0%	5.0%	16.6%	15.8%
Common equity Tier 1 capital ratio(2)	7.0	6.5	14.3	14.3
Tier 1 capital ratio(3)	8.5	8.0	16.9	16.9
Total capital ratio(3)	10.5	10.0	18.2	18.2

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In addition, the Bank is subject to a Common Equity Tier 1 capital conservation buffer on top of the minimum risk-based capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% each subsequent January 1 until January 1, 2019. Including the buffer, as of January 1, 2019, the Bank is required to maintain the following minimum capital ratios: a Common Equity Tier 1 risk-based capital ratio of greater than 7.0%, a Tier 1 risk-based capital ratio of greater than 8.5% and a total risk-based capital ratio of greater than 10.5%. Since the FDIC’s new capital rule has been fully phased in, the minimum capital requirements plus the capital conservation buffer exceed the Prompt Corrective Action well-capitalized thresholds.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value. The objective of this update is to modify the disclosure requirements as they relate to the fair value of assets and liabilities. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial condition.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. The aftermath of the global economic crisis and the delayed recognition of credit losses associated with loans (and other financial instruments) were identified as weaknesses in the application of existing accounting standards. Specifically, because the existing “incurred” loss model delays recognition until it is probable a credit loss was incurred, the FASB explored alternatives that would use more forward-looking information. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities and is effective for fiscal years beginning after December 15, 2020 for all other entities, with early adoption permitted. The Company is assessing the impact the update will have on its financial statements, and expects the update to have a significant impact on how the Company will account for estimated credit losses on its loans.

(3) INVESTMENT SECURITIES (Bank Holding Company Accounting)

Fixed maturity securities available for sale as of March 31, 2019 and December 31, 2018 consisted of the following:

March 31, 2019 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$31,710	$154	$(239)	$31,625
State and municipalities	13,155	130	(228)	13,057

Total	$44,865	$284	$(467)	$44,682

December 31, 2018 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$32,184	$15	$(742)	$31,457
State and municipalities	14,239	35	(407)	13,867

Total	$46,423	$50	$(1,149)	$45,324

The amortized cost and estimated market value of investment securities as of March 31, 2019 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$20	$20
Due after one year through five years	8,936	8,870
Due after five years through ten years	12,366	12,330
Due after ten years	23,543	23,462

Total	$44,865	$44,682

Information pertaining to securities with gross unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	Less than Twelve Months		Twelve Months and Over
March 31, 2019 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$—	$—	$(239)	$19,106
State and municipalities	(50)	2,950	(178)	7,683

Total	$(50)	$2,950	$(417)	$26,789

	Less than Twelve Months		Twelve Months and Over
December 31, 2018 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(54)	$4,616	$(688)	$24,871
State and municipalities	(78)	5,429	(329)	6,259

Total	$(132)	$10,045	$(1,017)	$31,130

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES (Bank Holding Company Accounting)

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at March 31, 2019 and December 31, 2018.

	As of March 31, 2019		As of December 31, 2018
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$609,999	60%	$587,038	58%
Home improvement	193,275	19	183,155	18
Commercial	55,211	5	64,083	6
Medallion	165,715	16	183,606	18

Total gross loans	1,024,200	100%	1,017,882	100%

Allowance for loan losses	(36,862)		(36,395)

Total net loans	$987,338		$981,487

The following table shows the activity of the gross loans for the three months ended March 31, 2019.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallions	Total
Gross loans- December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	65,757	26,296	442	—	92,495
Principal payments	(33,373)	(15,849)	(9,344)	(3,438)	(62,004)
Charge-offs	(4,929)	(159)	—	(7,788)	(12,876)
Transfer to loans in process of foreclosure, net	(3,391)	—	—	(5,705)	(9,096)
Other	(1,103)	(168)	30	(960)	(2,201)

Gross loans- March 31, 2019	$609,999	$193,275	$55,211	$165,715	$1,024,200

The following table sets forth the activity in the allowance for loan losses for the three months ended March 31, 2019.

(Dollars in thousands)	Three Months Ended March 31, 2019
Allowance for loan losses – beginning balance	$36,395
Charge-offs
Recreation	(6,525)
Home improvement	(549)
Commercial	—
Medallion	(8,788)

Total charge-offs	(15,862)

Recoveries
Recreation	1,596
Home improvement	390
Commercial	—
Medallion	1,000

Total recoveries	2,986

Net charge-offs	(12,876	) (1)

Provision for loan losses	13,343

Allowance for loan losses – ending balance(2)	$36,862

(1)	As of March 31, 2019, cumulative net charge-offs of loans and loans in process of foreclosure in the medallion portfolio were $228,508, representing collection opportunities for the Company.
(2)

Includes $6,173 of a general reserve, for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 17% of the total allowance, and 3.96% of the loans in question. This figure excludes the general reserve on loans at the bank which existed prior to April 2, 2018, which was netted against loan balances at consolidation on April 2, 2018.

The following tables set forth the composition of the allowance for loan losses by type as of March 31, 2019 and December 31, 2018.

March 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$8,932	24%	1.46%
Home Improvement	2,186	6	1.13
Commercial	455	1	0.82
Medallion	25,289	69	15.26

Total	$36,862	100%	3.60%

December 31, 2018 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$6,856	19%	1.17%
Home Improvement	1,796	5	0.98
Commercial	—	—	0.00
Medallion	27,743	76	15.11

Total	$36,395	100%	3.58%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The decline reflects the charge-offs of certain loans and their movement to loan collateral in process of foreclosure. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

	Bank Holding Company Accounting		Investment Company Accounting
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018 (1)
Total nonaccrual loans	$21,549	$34,877	$77,998
Interest foregone quarter to date	403	487	1,642
Amount of foregone interest applied to principal in the quarter	115	166	792
Interest foregone life to date	1,634	1,952	14,127
Amount of foregone interest applied to principal life to date	819	1,214	4,287
Percentage of nonaccrual loans to gross loan portfolio	2%	3%	28%

(1)

Does not include Medallion Bank nonaccrual loans of $35,920, interest income foregone for the quarter of $213 and foregone interest paid and applied to principal for the quarter of $153, interest income foregone life-to-date of $1,118 and foregone interest paid and applied to principal life-to-date of $1,005.

The following tables present the performance status of loans as of March 31, 2019 and December 31, 2018.

March 31, 2019 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$604,862	$5,137	$609,999	0.84%
Home improvement	193,117	158	193,275	0.08
Commercial	50,946	4,265	55,211	7.72
Medallion	153,726	11,989	165,715	7.23

Total	$1,002,651	$21,549	$1,024,200	2.10%

December 31, 2018 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$581,250	$5,788	$587,038	0.99%
Home improvement	183,018	137	183,155	0.07
Commercial	60,249	3,834	64,083	5.98
Medallion	158,488	25,118	183,606	13.68

Total	$983,005	$34,877	$1,017,882	3.43%

For those loans aged 31-90 days, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of March 31, 2019 and December 31, 2018, all of which had an allowance recorded against the principal balance.

	March 31, 2019			Three Months Ended March 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Recreation	$5,137	$5,137	$183	$5,173	$132
Home improvement	158	158	3	158	—
Commercial	4,265	4,360	455	4,233	—
Medallion	11,989	12,712	19,116	16,307	54

Total nonperforming loans with an allowance	$21,549	$22,367	$19,757	$25,871	$186

	December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$5,788	$5,788	$204
Home improvement	137	137	3
Commercial	3,834	3,929	—
Medallion	25,118	26,237	22,035

Total with allowance	$34,877	$36,091	$22,242

Total nonperforming loans	$34,877	$36,091	$22,242

The following table provides additional information on attributes of the nonperforming loan portfolio as of March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Recorded Investment (1) (2)	Unpaid Principal Balance	Average Recorded Investment
March 31, 2018
Medallion(3)	$59,394	$62,519	$142,364
Commercial(3)	18,604	20,880	19,151

(1)	As of March 31, 2018, $24,256 of unrealized depreciation was recorded as a valuation allowance on these loans.
(2)	Interest income of $85 was recognized on loans for the three months ended March 31, 2018.
(3)	Included in the unpaid principal balance is unearned paid-in-kind interest on nonaccrual loans of $5,401 as of March 31, 2018, which is included in the nonaccrual disclosures on page 21.

The following tables show the aging of all loans as of March 31, 2019 and December 31, 2018:

	Days Past Due						Recorded Investment > 90 Days and Accruing
March 31, 2019 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total (1)
Recreation	$13,186	$4,019	$3,282	$20,487	$569,065	$589,552	$—
Home improvement	436	183	156	775	195,120	195,895	—
Commercial	—	—	710	710	54,501	55,211	—
Medallion	47,655	3,309	3,954	54,918	104,939	159,857	—

Total	$61,277	$7,511	$8,102	$76,890	$923,625	$1,000,515	$—

(1)	Excludes loan premiums of $7,956 resulting from purchase price accounting and $15,729 of capitalized loan origination costs.

	Days Past Due						Recorded Investment > 90 Days and Accruing
December 31, 2018 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total (1)
Recreation	$18,483	$5,655	$4,020	$28,158	$539,051	$567,209	$—
Home improvement	715	283	135	1,133	184,528	185,661	—
Commercial	—	454	279	733	63,350	64,083	—
Medallion	8,689	3,652	15,720	28,061	148,774	176,835	—

Total	$27,887	$10,044	$20,154	$58,085	$935,703	$993,788	$—

(1)	Excludes loan premiums of $9,047 resulting from purchase price accounting and $15,047 of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 213%, 220%, and 209% as of March 31, 2019, December 31, 2018, and March 31, 2018.

The following table shows the troubled debt restructurings which the Company entered into during the three months ended March 31, 2019 under Bank Holding Company Accounting.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	7	$2,895	$2,895

During the twelve months ended March 31, 2019, four loans modified as troubled debt restructurings were in default and had an investment value of $1,396,000 as of March 31, 2019, net of $938,000 of an allowance for loan losses under Bank Holding Company Accounting.

The Company did not enter into any troubled debt restructurings for the quarter ended March 31, 2018.

During the twelve months ended March 31, 2018, eight loans modified as troubled debt restructurings were in default and had an investment value of $1,334,000 as of March 31, 2018, net of $1,630,000 of unrealized depreciation under Investment Company Accounting.

The following table shows the activity of the loans in process of foreclosure, which relates only to the recreation and medallion loans, for the three months ended March 31, 2019.

(Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	3,391	5,705	9,096
Sales	(2,076)	(377)	(2,453)
Cash payments received	—	(2,573)	(2,573)
Collateral valuation adjustments	(1,638)	(2,119)	(3,757)

Loans in process of foreclosure – March 31, 2019	$1,180	$48,628	$49,808

(5) UNREALIZED APPRECIATION (DEPRECIATION) AND REALIZED GAINS (LOSSES) ON INVESTMENTS (Investment Company Accounting)

The following table sets forth the pre-tax change in the Company’s unrealized appreciation (depreciation) on investments for the three months ended March 31, 2018.

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

The table below summarizes pre-tax components of unrealized and realized gains and losses in the investment portfolio for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Three Months Ended March 31, 2018
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($998)
Unrealized depreciation	(38,152)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115
Realized gains	—
Realized losses	34,747
Net unrealized losses on investments other than securities and other assets	(1,915)

Total	$22,797

Net realized gains (losses) on investments
Realized gains	$—
Realized losses	(34,747)
Direct recoveries	2

Total	($34,745)

(6) INVESTMENTS IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following note is included for informational purposes as it relates to the prior periods when the Company reported under Investment Company Accounting and as such, was not able to consolidate Medallion Bank’s results.

The following table presents information derived from Medallion Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Three Months Ended March 31, 2018
Statement of comprehensive income
Investment income	$26,880
Interest expense	3,615

Net interest income	23,265

(Dollars in thousands)	Three Months Ended March 31, 2018
Noninterest income	19
Operating expenses	7,158

Net investment income before income taxes	16,126
Income tax benefit	3,321

Net investment income after income taxes	19,447
Net realized/unrealized losses of Medallion Bank	(28,539)

Net decrease in net assets resulting from operations of Medallion Bank	(9,092)
Unrealized appreciation on Medallion Bank(1)	39,092
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	(885)

Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$29,115

(1)

Unrealized depreciation on Medallion Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the US Treasury, and the fair value adjustments to the carrying amount of Medallion Bank.

(7) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Fiscal Year Ending March 31,						March 31,	December 31,	Interest
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	2019	2018	Rate (1)
Deposits	$286,501	$193,929	$192,309	$128,236	$63,156	$—	$864,131	$848,040	2.24%
SBA debentures and borrowings	28,380	8,500	—	5,000	2,500	35,000	79,380	80,099	3.40%
Retail and privately placed notes	—	—	33,625	—	30,000	—	63,625	33,625	8.65%
Notes payable to banks	45,811	4,318	280	280	210	—	50,899	59,615	4.70%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	4.73%
Other borrowings	7,681	—	—	—	—	—	7,681	7,649	2.00%

Total	$368,373	$206,747	$226,214	$133,516	$95,866	$68,000	$1,098,716	$1,062,028	2.89%

(1)	Weighted average contractual rate as of March 31, 2019.

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

(Dollars in thousands)	March 31, 2019
Three months or less	$110,012
Over three months through six months	108,138
Over six months through one year	68,351
Over one year	577,630

Total deposits	$864,131

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

Borrowings under Trust III’s DZ loan are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. See Note 19 for more information about Trust III and the DZ loan.

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756 (the SBA Loan). In connection with the SBA Loan, FSVC executed a Note (the SBA Note), with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum, required a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018 (which was paid) and a minimum of $7,600,000 of principal and interest to be paid on or before March 27, 2019 (which was paid), and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations and warranties and covenants defaults. As of March 31, 2019, $172,485,000 of commitments had been fully utilized, there were $3,000,000 of commitments available, and $79,380,000 was outstanding, including $28,380,000 under the SBA Note.

(D) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of March 31, 2019.

(Dollars in thousands)
Borrower	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at March 31, 2019	Monthly Payment	Average Interest Rate at March 31, 2019	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	4/19 - 9/20	Term loans and demand notes secured by pledged loans (2)	$37,741	(2)	$37,741	Interest only(3)	5.10%	Various	(3)
Medallion Chicago	2/23	11/11 - 12/11	6/19	Term loans secured by owned Chicago medallions(4)	18,449		11,828	$134 of principal & interest	3.50%	N/A
Medallion Funding	1/1	11/18	12/23		1,330		1,330	$70 principal & interest paid quarterly	4.00%	N/A

					$57,520		$50,899

(1)	At March 31, 2019, 30 day LIBOR was 2.49%, 360 day LIBOR was 2.71%, and the prime rate was 5.50%.
(2)

One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, one note has a fixed interest rate of 3.75%, one note has an interest rate of LIBOR plus 3.75%, and the other interest rates on these borrowings are LIBOR plus 2%.

(3)	Various agreements call for remittance of all principal received on pledged loans subject to minimum monthly payments ranging from $12 to $75.
(4)	Guaranteed by the Company.

In March 2019, the Company used some of the proceeds of the privately placed notes to pay off one of the notes payable to banks at a 50% discount, resulting in a gain on debt extinguishment of $4,145,000 in the quarter.

In November 2018, MFC entered into a note to the benefit of DZ Bank for $1,400,000 at a 4.00% interest rate due December 2023, as part of the restructuring of the DZ loan. See Note 19 for more information.

(E) RETAIL AND PRIVATELY PLACED NOTES

In March 2019, the Company completed a private placement to certain institutional investors of $30,000,000 aggregate principal amount of 8.25% unsecured senior notes due 2024, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, including repaying certain borrowings under its notes payable to banks at a discount which led to a gain of $4,145,000 in the 2019 first quarter.

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

(F) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (2.60% at March 31, 2019) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At March 31, 2019, $33,000,000 was outstanding on the preferred securities.

(G) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty (refer to Note 13 for more details). At December 31, 2017, the total outstanding on these notes was $7,007,894 at a 2.00% annual interest rate compounded monthly and due March 31, 2020. As of March 31, 2019, $7,181,000 was outstanding on these notes. Additionally, RPAC has a short term promissory note to Travis Burt, an unrelated party, for $500,000 due on December 31, 2019.

(H) COVENANT COMPLIANCE

Certain of our debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth, which in the event of noncompliance could preclude their ability to pay dividends to the Company.

(8) LEASES

The Company has leased premises that expire at various dates through April 30, 2027 that are operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three months ended March 31, 2019.

(Dollars in thousands)	March 31, 2019
Operating lease costs	$531

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	587
Right-of-use asset obtained in exchange for lease liability	(16)

The following table presents the breakout of the operating leases as of March 31, 2019.

(Dollars in thousands)	March 31, 2019
Operating lease right-of-use assets	$12,165

Other current liabilities	1,846
Operating lease liabilities	11,724

Total operating lease liabilities	13,570

Weighted average remaining lease term	4 years
Weighted average discount rate	4.29

At March 31, 2019, maturities of the lease liabilities were as follows.

(Dollars in thousands)
2019 (excluding the three months ended March 31, 2019)	$1,772
2020	2,380
2021	2,278
2022	2,216
2023	2,136
Thereafter	6,048

Total lease payments	16,830

Less imputed interest	3,260

Total operating lease liabilities	$13,570

(9) INCOME TAXES

The Company is subject to federal and applicable state corporate income taxes on its taxable ordinary income and capital gains. As a corporation taxed under Subchapter C of the Internal Revenue Code, the Company is able, and intends, to file a consolidated federal income tax return with corporate subsidiaries, in which it holds 80% or more of the outstanding equity interest measured by both vote and fair value.

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Goodwill and other intangibles	$(44,922)	$(45,272)
Provision for loan losses	21,592	25,790
Net operating loss carryforwards(1)	17,296	11,132
Accrued expenses, compensation, and other assets	1,098	1,844
Unrealized gains on other investments	(3,659)	(2,024)

Total deferred tax liability	(8,595)	(8,530)
Valuation allowance	(124)	(255)

Deferred tax liability, net	(8,719)	(8,785)
Taxes receivable	1,682	1,812

Net deferred and other tax liabilities	$(7,037)	$(6,973)

(1)

As of March 31, 2019, the Company and its subsidiaries had an estimated $67,837 of net operating loss carryforwards, $1,712 of which expire at various dates between December 31, 2026 and December 31, 2035, which had a net asset value of $17,172 as of the balance sheet date.

The components of our tax benefit for the three months ended March 31, 2019 and 2018 were as follows.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Current
Federal	$(869)	$5,895
State	(823)	1,182
Deferred
Federal	610	(3,891)
State	1,338	(2,546)

Net (provision) benefit for income taxes	$256	$640

The following table presents a reconciliation of statutory federal income tax benefit to consolidated actual income tax benefit reported in net income/net increase in net assets for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Statutory Federal income tax (provision) benefit at 21%	($379)	$3,258
State and local income taxes, net of federal income tax benefit	(107)	504
Appreciation of Medallion Bank	—	(1,974)
Change in state income tax accruals	686	—
Change in effective state income tax rate	—	(1,358)
Other	56	210

Total income tax benefit	$256	$640

On December 22, 2017, the US government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduced the Company’s corporate statutory income tax rate from 35% to 21%, but eliminated or increased certain permanent differences.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of March 31, 2019.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah tax filings of the Company for the tax years 2015 through the present are the more significant filings that are open for examination. Currently, the Company and the Bank are undergoing various state exams covering the years 2015 to 2017.

(10) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan (2018 Plan), which was approved by the Company’s shareholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, stock appreciation rights, etc. A total of 1,500,253 shares of the Company’s common stock are issuable under the 2018 Plan, and 920,932 remained issuable as of March 31, 2019. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever first occurs.

The Company had a stock option plan (2006 Stock Option Plan) available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provided for the issuance of a maximum of 800,000 shares of common stock of the Company. No additional shares are available for issuance under the 2006 Stock Option Plan. The 2006 Stock Option Plan was administered by the Compensation Committee of the Board of Directors. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. The term and vesting periods of the options were determined by the Compensation Committee, provided that the maximum term of an option could not exceed a period of ten years.

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015, which was approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provided for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock were issuable under the 2015 Restricted Stock Plan, and 241,919 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan (2015 Director Plan) on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock were issuable under the 2015 Director Plan, and 258,334 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company granted options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who were elected to serve less than a full term. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options could not exceed ten years.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan (the Amended Director Plan) on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock were issuable under the Amended Director Plan. No additional shares are available for issuance under the Amended Director Plan. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company would grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who were elected to serve less than a full term. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options could not exceed ten years.

Additional shares are only available for future issuance under the 2018 Plan. At March 31, 2019, 501,043 options on the Company’s common stock were outstanding under the Company’s plans, of which 63,889 options were exercisable, and there were 250,482 unvested shares of the Company’s common stock outstanding under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $2.98 per share for the three months ended March 31, 2019, and there were no options granted during the three months ended March 31, 2018. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended March 31,
	2019	2018
Risk free interest rate	2.39%	NA
Expected dividend yield	0.79	NA
Expected life of option in years(1)	6.25	NA
Expected volatility(2)	48.45	NA

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the three months ended March 31, 2019 and December 31, 2018.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017	320,626	$2.14-13.84	$8.78
Granted	39,000	5.27-5.58	5.46
Cancelled	(214,960)	9.22-9.24	9.22
Exercised(1)	—	—	—

Outstanding at December 31, 2018	144,666	2.06-13.84	7.23
Granted	374,377	5.21-6.55	6.48
Cancelled	(18,000)	7.49-9.38	8.44
Exercised(1)	—	—	—

Outstanding at March 31, 2019(2)	501,043	$2.14-13.84	$6.63
Options exercisable at March 31, 2019(2)	63,889	$2.14-13.84	$9.48

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and $0 for the 2019 and 2018 first quarters.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2019 and the related exercise price of the underlying options, was $348,000 for outstanding options and $45,000 for exercisable options as of March 31, 2019. The remaining contractual life was 9.27 years for outstanding options and 5.64 years for exercisable options at March 31, 2019.

The following table presents the activity for the restricted stock programs for the three months ended March 31, 2019 and December 31, 2018.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017	408,582	$2.06-10.38	$3.45
Granted	101,010	3.93-5.27	4.41
Cancelled	(9,737)	3.93-9.08	4.66
Vested(1)	(308,940)	2.06-10.38	3.35

Outstanding at December 31, 2018	190,915	2.14-5.27	4.06
Granted	163,098	6.55	6.55
Cancelled	(1,699)	3.93-3.95	3.94
Vested(1)	(101,832)	3.93-4.39	4.07

Outstanding at March 31, 2019(2)	250,482	$2.14-6.55	$5.68

(1)	The aggregate fair value of the restricted stock vested was $623,000 and $1,209,000 for the three months ended March 31, 2019 and 2018.
(2)	The aggregate fair value of the restricted stock was $1,728,000 as of March 31, 2019. The remaining vesting period was 3.02 years at March 31, 2019.

The following table presents the activity for the unvested options outstanding under the plans for the 2019 first quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	62,777	$2.14-7.10	$4.59
Granted	374,377	5.21-6.55	6.48
Cancelled	—	—	—
Vested	—	—	—

Outstanding at March 31, 2019	437,154	$2.14-7.10	$6.21

The intrinsic value of the options vested was $0 for the three months ended March 31, 2019.

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

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states, with the highest concentrations in Texas, California, and Florida, at 17%, 10%, and 10% of loans outstanding and with no other states over 10% as of March 31, 2019. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 62%, 19%, and 10% of the portfolio. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in swimming pools, roofs, solar panels, and windows, at 29%, 16%, 15%, and 11% of total loans outstanding, respectively, and with no other product lines over 10% as of March 31, 2019. The commercial lending segment focuses on enterprise wide industries, including manufacturing, retail trade, information, recreation and various other industries, in which 52% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of the taxicab medallions, taxicabs, and related assets, of which 87% were in New York City as of March 31, 2019.

In addition, our non-operating segments include RPAC, which is a race car team, and our corporate and other investments segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements.

The following table presents segment data at March 31, 2019 and for the three months then ended.

	Consumer Lending		Commercial Lending	Medallion Lending	RPAC	Corp. and Other Investments	Consolidated
(Dollars in thousands)	Recreation	Home Improvement
Total interest income	$22,479	$4,325	$1,967	$841	$—	$431	$30,043
Total interest expense	2,774	906	961	1,909	36	1,136	7,722

Net interest income (loss)	19,705	3,419	1,006	(1,068)	(36)	(705)	22,321
Provision for loan losses	7,005	549	455	5,334	—	—	13,343

Net interest income (loss) after loss provision	12,700	2,870	551	(6,402)	(36)	(705)	8,978
Sponsorship and race winnings	—	—	—	—	3,179	—	3,179
Race team related expenses	—	—	—	—	(1,998)	—	(1,998)
Other income (expense)	(5,382)	(1,637)	(253)	1,214	(1,797)	(1,165)	(9,020)

Net income (loss) before taxes	7,318	1,233	298	(5,188)	(652)	(1,870)	1,139
Income tax benefit (provision)	(1,895)	(319)	(72)	1,251	157	1,134	256

Net income (loss) after tax	$5,423	$914	$226	($3,937)	($495)	($736)	$1,395

Balance Sheet Data
Total loans net	$601,067	$191,089	$54,756	$140,426	$—	$—	$987,338
Total assets	611,702	199,999	86,906	254,714	30,952	244,455	1,428,728
Total funds borrowed	487,165	159,251	78,060	202,255	7,681	164,304	1,098,716

Selected Financial Ratios
Return on assets	3.66%	2.38%	1.03%	(6.05%)	(6.60%)	(1.32%)	0.36%
Return on equity	13.83	9.53	5.16	(30.23)	(65.48)	(4.70)	1.72
Interest yield	15.50	9.42	13.56	2.33	N/A	N/A	11.52
Net interest margin	13.58	7.45	6.93	(2.96)	N/A	N/A	8.56
Reserve coverage	1.46	1.13	0.82	15.26	N/A	N/A	3.60
Delinquency ratio	0.56	0.08	1.29	2.47	N/A	N/A	0.81
Charge-off ratio	3.40	0.35	0.00	21.59	N/A	N/A	5.33

(12) OTHER OPERATING EXPENSES (Investment Company Accounting)

The major components of other operating expenses were as follows:

(Dollars in thousands)	For the Three Months Ended March 31, 2018
Directors’ fees	$89
Miscellaneous taxes	120
Computer expenses	74
Depreciation and amortization	23
Other expenses	161

Total other operating expenses	$467

(13) SELECTED FINANCIAL RATIOS AND OTHER DATA (Investment Company Accounting)

The following table provides selected financial ratios and other data for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2018
Net share data
Net asset value at the beginning of the period	$11.80
Net investment loss	(0.15)
Income tax benefit	0.03
Net realized losses on investments	(1.44)
Net change in unrealized appreciation on investments	0.94

Net decrease in net assets resulting from operations	(0.62)
Issuance of common stock	(0.03)
Repurchase of common stock	—
Net investment income	—
Return of capital	—
Net realized gains on investments	—

Total distributions	—

Total decrease in net asset value	(0.65)

Net asset value at the end of the period(1)	$11.15

Per share market value at beginning of period	$3.53
Per share market value at end of period	4.65
Total return(2)	(129%)

Ratios/supplemental data
Total shareholders’ equity (net assets)	$272,437
Average net assets	$284,021
Total expense ratio(3) (4)	10.02%
Operating expenses to average net assets(4)	5.87
Net investment loss after income taxes to average net assets(4)	(4.61%)

(1)	Includes $0 of undistributed net investment income per share and $0 of undistributed net realized gains per share as of March 31, 2018.
(2)

Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)

MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,290, and operating expenses of $1,150, which formerly were the Company’s, were now MSC’s for the three months ended March 31, 2018. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 11.75%, 7.51%, and (4.49%) in the March 31, 2018 quarter.

(14) COMMITMENTS AND CONTINGENCIES

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

Employment agreements expire at various dates through 2023 with no material changes since December 31, 2018. Accordingly, the future minimum payments under these agreements were approximately $4,500,000.

(B) OTHER COMMITMENTS

The Company had no commitments outstanding at March 31, 2019. Generally, commitments are on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has commitments for leased premises that expire at various dates through April 30, 2027. At March 31, 2019, minimal rental commitments for non-cancelable leases were $16,822,000.

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

(15) RELATED PARTY TRANSACTIONS

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

The Company’s consolidated subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which they make an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,181,000 that earns interest at an annual rate of 2% as of March 31, 2019.

The Company and MSC serviced $308,346,000 of loans for Medallion Bank at March 31, 2018. Under Investment Company Accounting, included in net investment income were amounts as described in the table below that were received from Medallion Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company had assigned its servicing rights to the Medallion Bank portfolio to MSC, a wholly-owned entity that had been unconsolidated under Investment Company Accounting. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from Medallion Bank by MSC. As a result, in the three months ended March 31, 2018, $1,290,000 of servicing fee income was earned by MSC.

The following table summarizes the net revenues received from Medallion Bank not eliminated under Investment Company Accounting.

(Dollars in thousands)	Three Months Ended March 31, 2018
Reimbursement of operating expenses	$250
Loan origination and servicing fees	6

Total other income	$256

The Company had a loan to Medallion Fine Art, Inc. in the amount of $999,000 as of December 31, 2017, which was repaid in full during the 2018 first quarter. The loan bore interest at a rate of 12%, all of which was paid in kind. Additionally, the Company recognized $10,000 of interest income not eliminated for the three months ended March 31, 2018 with respect to this loan.

The Company and MCI have loans to RPAC, an affiliate of Medallion Motorsports LLC, which have been eliminated in consolidation for the three months ended as of March 31, 2019. The loans bear interest at 2%, inclusive of cash and paid in kind interest. The Company and MCI recognized $0 of interest income for the three months ended March 31, 2018 with respect to these loans.

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

(a) Cash—Book value equals fair value.

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

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2019 and December 31, 2018, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and federal funds sold(1)	$86,121	$86,121	$57,713	$57,713
Equity investments	8,699	8,699	9,197	9,197
Investment securities	44,682	44,682	45,324	45,324
Loans receivable	987,338	987,338	981,487	981,487
Accrued interest receivable(2)	7,108	7,108	7,413	7,413
Financial liabilities
Funds borrowed(3)	1,098,716	1,100,397	1,062,028	1,062,297
Accrued interest payable(2)	3,131	3,131	3,852	3,852

(1)	Categorized as level 1 within the fair value hierarchy. See Note 16.
(2)	Categorized as level 3 within the fair value hierarchy. See Note 16.
(3)	As of March 31, 2019 and December 31, 2018, publicly traded retail notes traded at a premium to par of $1,681 and $269.

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

A review of fair value hierarchy classification is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain assets or liabilities. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category as of the beginning of the quarter in which the reclassifications occur. The following paragraph describes the sensitivity of the various level 3 valuations to the factors that are relevant in their valuation analysis under Bank Holding Company Accounting (applicable as of June 30, 2018 and for the quarter then ended) and shows the table under Investment Company Accounting (applicable to prior periods).

Commencing with the quarter ended June 30, 2018, equity investments are recorded at cost and are evaluated for impairment periodically.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

March 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$8,699	$8,699
Available for sale investment securities(1)	—	44,682	—	44,682

Total	$—	$44,682	$8,699	$53,381

(1)	Total unrealized income of $669, net of tax, was included in accumulated other comprehensive income (loss) for the three months ended March 31, 2019 related to these assets.

December 31, 2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,197	$9,197
Available for sale investment securities(1)	—	45,324	—	45,324

Total	$—	$45,324	$9,197	$54,521

(1)	Total unrealized losses of $82, net of tax, was included in accumulated other comprehensive income (loss) for the nine months ended December 31, 2018 related to these assets.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the quarter ended March 31, 2019, under Bank Holding Company Accounting, and for the quarter ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Equity Investments
December 31, 2018	$9,197
Gains included in earnings	598
Purchases, investments, and issuances	50
Sales, maturities, settlements, and distributions	(1,146)

March 31, 2019	$8,699

Amounts related to held assets(1)	$196

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2019.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subsidiaries	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2017	$208,279	$90,188	$302,147	$9,521	$7,450	$339
Gains (losses) included in earnings	(38,190)	(8)	29,143	(993)	(1,915)	—
Purchases, investments, and issuances	7	7,252	462	935	—	—
Sales, maturities, settlements, and distributions	(8,941)	(3,812)	(583)	(5)	—	—

March 31, 2018	$161,155	$93,620	$331,169	$9,458	$5,535	$339

Amounts related to held assets(1)	($38,190)	($10)	$29,143	($993)	($1,915)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period, which relate to assets held as of March 31, 2018.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018 under Bank Holding Company Accounting.

March 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$21,549	$21,549
Loan collateral in process of foreclosure	—	—	49,808	49,808

Total	$—	$—	$71,357	$71,357

December 31, 2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$34,877	$34,877
Loan collateral in process of foreclosure	—	—	49,495	49,495

Total	$—	$—	$84,372	$84,372

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

The valuation techniques and significant unobservable inputs used in recurring level 3 fair value measurements of assets and liabilities as of March 31, 2019 and December 31, 2018 were as follows under Bank Holding Company Accounting.

(Dollars in thousands)	Fair Value at 3/31/19	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity Investments	5,488	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,756	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Precedent arm’s length offer	Business enterprise value	$6,014 – $7,214
			Business enterprise value/revenue multiples	0.96x – 4.44x
	1,455	Precedent market transaction	Offering price	$8.73 / share

(Dollars in thousands)	Fair Value at 12/31/18	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$5,683	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,850	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Precedent arm’s length offer	Business enterprise value	$6,014 – $7,214
			Business enterprise value/revenue multiples	0.96x – 4.54x
	1,455	Precedent market transaction	Offering price	$8.73 / share
	209	Investee book value	Valuation indicated by investee filings	N/A

(18) SMALL BUSINESS LENDING FUND PROGRAM (SBLF) AND TROUBLED ASSETS RELIEF PROGRAM (TARP)

On February 27, 2009 and December 22, 2009, Medallion Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) Medallion Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, Medallion Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the SBLF. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, Medallion Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. Medallion Bank pays a dividend rate of 9% on the Series E.

(19) VARIABLE INTEREST ENTITIES

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

(20) SUBSEQUENT EVENTS

On April 30, 2019, a demand note with a maturity date of April 30, 2019 was extended to December 15, 2020, or the earliest date prior to December 15, 2020, to which the term of any Company note payable to banks has been extended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a finance company that has historically had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through Medallion Bank (a wholly-owned subsidiary), which originates consumer loans for the purchase of recreational vehicles (RVs), boats, motorcycles, and trailers, and to finance small-scale home improvements.

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance business. As a result of our change in strategy, as of March 31, 2019, our consumer loans represented 80% of our net loan portfolio, with medallion loans representing 14% and commercial loans representing 6%. Total assets under management and management of our unconsolidated wholly-owned subsidiaries (prior to April 2, 2018), which includes our managed net investment portfolio, as well as assets serviced for third party investors and unconsolidated subsidiaries, were $1,565,000,000 as of March 31, 2019, and were $1,522,000,000 and $1,507,000,000 as of December 31, 2018 and March 31, 2018, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, such as bank certificates of deposit issued to customers, debentures issued to and guaranteed by the SBA, privately placed notes, and bank term debt. Net interest income fluctuates with changes in the yield on our loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice on a different basis than our interest-bearing liabilities.

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

On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended, (1940 Act) and we withdrew such election effective April 2, 2018. At that point, we were no longer a BDC or subject to the provisions of the 1940 Act applicable to BDCs. Historically, the composition of the Company’s assets caused it to meet the definition of an “investment company,” and the Company made a corresponding election to be treated as a BDC. Now that the Company has de-elected BDC status, it operates so as to fall outside the definition of an “investment company” or within an applicable exception.

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

Our wholly-owned subsidiary, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxicab medallion and commercial loans to Medallion Bank, which originated these loans, and have been serviced by MSC. However, at this time Medallion Bank is not originating any new taxi medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, although it is less than one times Tier 1 capital as of March 31, 2019. MSC earns referral and servicing fees for these activities.

The assets of Taxi Medallion Loan Trust III (Trust III) were not available to pay obligations of its affiliates or any other party. Trust III’s loans are serviced by Medallion Funding LLC (MFC). On November 8, 2018, a limited guaranty in favor of DZ Bank was terminated in exchange for a $1.4 million note, payable in quarterly installments over five years. As a result of such restructuring, effective as of such date, Trust III is no longer consolidated in our financial statements.

Average Balances and Rates (Bank Holding Company Accounting)

The following table shows the Company’s consolidated average balance sheet, interest income and expense and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities as of and for three months ended March 31, 2019.

	As of and for Three Months Ended March 31, 2019
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$33,496	$145	1.76%
Investment securities	44,494	286	2.61
Loans
Recreation	588,262	22,479	15.50
Home improvement	186,129	4,325	9.42
Commercial loans	58,840	1,967	13.56
Medallion loans	146,267	841	2.33

Total loans	979,498	29,612	12.26

Total interest-earning assets	1,057,488	$30,043	11.52%

Non-interest-earning assets
Cash	33,099
Equity investments	8,954
Loan collateral in process of foreclosure(1)	51,501
Goodwill and intangible assets	204,604
Other assets	40,844

Total non-interest-earning assets	339,002

Total assets	$1,396,490

Interest-bearing liabilities
Deposits	$850,765	$4,922	2.35%
SBA debentures and borrowings	79,885	764	3.88
Notes payable to banks	59,037	665	4.57
Retail and privately placed notes	36,725	937	10.35
Preferred securities	33,000	398	4.89
Other borrowings	7,663	36	1.91

Total interest-bearing liabilities	1,067,075	$7,722	2.93%

Non-interest-bearing liabilities
Deferred tax liability	6,898
Other liabilities	32,745

Total non-interest-bearing liabilities	39,643

Total liabilities	1,106,718

Non controlling interest	27,490
Total stockholders’ equity	262,282

Total liabilities and stockholders’ equity	$1,369,490

Net interest income		$22,321

Net interest margin			8.56%

(1)	Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by the Bank of $3,930.

During the quarter, our net loans receivable had a yield of 12.26%, which was mainly driven by the recreation and commercial loans with yields of 15.50% and 13.56%. The recreation loans are mainly driven by the RV and boat business and led to a majority of our interest income. The debt, mainly certificates of deposit, helps fund the business, mainly the consumer loans.

Rate/Volume Analysis (Bank Holding Company Accounting)

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the period indicated.

	Three Months Ended March 31, 2019
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	($178)	$38	($140)
Investment securities	(13)	9	(4)
Loans
Recreation	403	(660)	(257)
Home improvement	257	(125)	132
Commercial	(609)	76	(533)
Medallion	(244)	82	(162)

Total loans receivable	($193)	($627)	($820)

Total interest-earning assets	($384)	($580)	($964)

Interest-bearing liabilities
Deposits	($309)	$264	($45)
DZ loan	(121)	(120)	(241)
SBA debentures and other borrowings	(22)	5	(17)
Notes payable to banks	(48)	(3)	(51)
Retail and privately placed notes	60	2	62
Preferred securities	—	13	13
Other borrowings	(1)	(2)	(3)

Total interest-bearing liabilities	($441)	$159	($282)

Net	$57	($739)	($682)

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, short-term credit facilities with banks, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. Medallion Bank issues brokered bank certificates of deposit, which are our lowest borrowing costs. Medallion Bank is able to bid on these deposits at a wide variety of maturity levels, which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 7 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following tables show the average borrowings and related borrowing costs for the three months ended March 31, 2019 and 2018. Our average balances declined during the current quarter, reflecting the contraction in the loan portfolio, mainly due to the deconsolidation of Trust III and the consumer loan sale in the third quarter of 2018. The increase in borrowing costs primarily reflected the repricing of term borrowings based upon the current market conditions, and deposit balances reflecting the lengthening of their maturity profile.

(Dollars in thousands)	Bank Holding Company Accounting
	Three Months Ended March 31, 2019
	Interest Expense	Average Balance	Average Borrowing Costs
Deposits	$4,922	$850,765	2.35%
SBA debentures and borrowings	764	79,885	3.88
Notes payable to banks	665	59,037	4.57
Retail and privately placed borrowings	937	36,725	10.35
Preferred securities	398	33,000	4.89
Other borrowings	36	7,663	1.91

Total borrowings	$7,722	$1,067,075	2.93

	Investment Company Accounting
	Three Months Ended March 31, 2018
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
DZ loan	$802	$98,984	3.29%
Notes payable to banks	813	80,006	4.12
SBA debentures and other borrowings	749	78,707	3.86
Retail notes	875	33,625	10.55
Preferred securities	312	33,000	3.83

Total	3,551	324,322	4.44

Medallion Bank borrowings	3,615	853,027	1.72

Total managed borrowings	$7,166	$1,177,349	2.47

We will continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2019 and 2018, short-term adjustable rate debt constituted 6% and 55% (15% on a managed basis, which included borrowings of Medallion Bank) of total debt.

Loans

The gross loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. During the three months ended March 31, 2019, there had been continued growth in the consumer lending segments which was partially offset by the various commercial loans settled during the quarter and payments received from borrowers.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans- December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	65,757	26,296	442	—	92,495
Principal payments	(33,373)	(15,849)	(9,344)	(3,438)	(62,004)
Charge-offs, net	(4,929)	(159)	—	(7,788)	(12,876)
Transfer to loans in process of foreclosure, net	(3,391)	—	—	(5,705)	(9,096)
Other	(1,103)	(168)	30	(960)	(2,201)

Gross loans- March 31, 2019	$609,999	$193,275	$55,211	$165,715	$1,024,200

Provision and Allowance for Loan Loss (Bank Holding Company Accounting)

During the quarter ended March 31, 2019, the New York medallion values declined from the prior quarter to a net realizable value of $169,500 from $181,000. Additionally, loans continued to age over 90 or 120 days, and were reserved and charged-off down to their collateral value. The provision also included $465,000 of an additional general reserve for a total of $6,173,000, for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses. This figure excludes the general reserve of $17,351,000 at the Bank, which was netted against loan balances at consolidation on April 2, 2018

(Dollars in thousands)	Three Months Ended March 31, 2019
Allowance for loan losses – beginning balance	$36,395
Charge-offs
Recreation	(6,525)
Home improvement	(549)
Commercial	—
Medallion	(8,788)

Total charge-offs	(15,862)

Recoveries
Recreation	1,596
Home improvement	390
Commercial	—
Medallion	1,000

Total recoveries	2,986

Net charge-offs	(12,876	) (1)

Provision for loan losses(2)	13,343

Allowance for loan losses – ending balance	$36,862

(1)	As of March 31, 2019, cumulative net charge-offs of loans and loans in process of foreclosure in the medallion portfolio were $228,508, representing collection opportunities for the Company.
(2)

Includes $6,173 of a general reserve, for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 17% of the total allowance, and 3.96% of the loans in question. This figure excludes the general reserve for the Bank, which was netted against loan balances at consolidation on April 2, 2018.

The following tables present the allowance by segment as a percentage of loans as of March 31, 2019 and December 31, 2018 under Bank Holding Company Accounting.

March 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$8,932	24%	1.46%
Home Improvement	2,186	6	1.13
Commercial	455	1	0.82
Medallion	25,289	69	15.26

Total	$36,862	100%	3.60%

December 31, 2018 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$6,856	19%	1.17%
Home Improvement	1,796	5	0.98
Commercial	—	—	0.00
Medallion	27,743	76	15.11

Total	$36,395	100%	3.58%

The following table sets forth the pre-tax changes in our unrealized appreciation (depreciation) on investments for the three months ended March 31, 2018 under Investment Company Accounting.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	Bank Holding Company Accounting				Investment Company Accounting
	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Recreation	$3,282	0.3%	$4,020	0.4%	N/A	N/A
Home improvement	156	0.0%	135	0.0%	N/A	N/A
Commercial	710	0.1	279	0.0	$730	0.3%
Medallion	3,954	0.4	15,720	1.6	38,354	13.7

Total loans 90 days or more past due	$8,102	0.8%	$20,154	2.0%	$39,084	14.0%

Total Medallion Bank loans(2)	N/A	N/A	N/A	N/A	$17,710	1.9%

Total managed loans 90 days or more past due	N/A	N/A	N/A	N/A	$56,794	4.7%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.
(2)	Includes medallion and consumer loans held at Medallion Bank.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 213%, 220%, and 209% as of March 31, 2019, December 31, 2018, and March 31, 2018.

For recreation and medallion loans that reach 120 days past due, they are charged down to collateral value and reclassified to loans in process of foreclosure. The following table shows the activity of loans in process of foreclosure for the three months ended March 31, 2019.

(Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	3,391	5,705	9,096
Sales	(2,076)	(377)	(2,453)
Cash payments received	—	(2,573)	(2,573)
Collateral valuation adjustments	(1,638)	(2,119)	(3,757)

Loans in process of foreclosure – March 31, 2019	$1,180	$48,628	$49,808

The following table presents the credit-related information for the investment portfolios as of March 31, 2018 shown under Investment Company Accounting.

(Dollars in thousands)	March 31, 2018
Total loans
Medallion loans	$161,155
Commercial loans	93,620

Total loans	254,775
Investments in Medallion Bank and other controlled subsidiaries	331,169
Equity investments(1)	9,458
Investment securities	—

Net investments	$595,402

Net investments in Medallion Bank and other controlled subsidiaries	$918,904
Managed net investments	$1,384,449

Unrealized appreciation (depreciation) on investments
Medallion loans	($23,761)
Commercial loans	(495)

Total loans	(24,256)

(Dollars in thousands)	March 31, 2018
Investments in Medallion Bank and other controlled subsidiaries	197,715
Equity investments	2,123
Investment securities	—

Total unrealized appreciation on investments	$175,582

Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	($69,561)
Managed total unrealized appreciation on investments	$106,021

Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(12.86%)
Commercial loans	(0.53)
Total loans	(8.70)
Investments in Medallion Bank and other controlled subsidiaries	148.15
Equity investments	28.95
Investment securities	—
Net investments	41.83
Net investments at Medallion Bank and other controlled subsidiaries	(7.12%)
Managed net investments	8.36%

(1)	Represents common stock, warrants, preferred stock, and limited partnership interests held as investments.
(2)

Unlike other lending institutions, we were not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio was adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments were carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolio for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Three Months Ended March 31, 2018
Realized gains (losses) on loans and equity investments
Medallion loans	($34,747)
Commercial loans	2

Total loans	(34,745)
Investments in Medallion Bank and other controlled subsidiaries	—
Equity investments	—
Investment securities	—

Total realized losses on loans and equity investments	($34,745)

Net realized losses on investments at Medallion Bank and other controlled subsidiaries	($23,073)

Total managed realized losses on loans and equity investments	($57,818)

Realized gains (losses) as a % of average balances outstanding
Medallion loans	(65.74%)

(Dollars in thousands)	Three Months Ended March 31, 2018
Commercial loans	0.01
Total loans	(45.96)
Investments in Medallion Bank and other controlled subsidiaries	—
Equity investments	—
Investment securities	—
Net investments	(30.89)

Net investments at Medallion Bank and other controlled subsidiaries	(9.66%)
Managed net investments	(18.22%)

The following table sets forth the pre-tax changes in our unrealized and realized gains and losses in the investment portfolio for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Three Months Ended March 31, 2018
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	($998)
Unrealized depreciation	(38,152)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115
Realized gains	—
Realized losses	34,747
Net unrealized losses on investments other than securities and other assets	(1,915)

Total	$22,797

Net realized gains (losses) on investments
Realized gains	$—
Realized losses	(34,747)
Other gains	—
Direct recoveries (charge-offs)	2
Realized gains on investments other than securities and other assets	—

Total	($34,745)

SEGMENT RESULTS

We manage our financial results under four operating segments and report like a bank holding company. The operating segments are recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments; RPAC and corporate and other investments. Prior to April 2, 2018, we operated as one segment. All results are for the three months ended March 31, 2019.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 75% of our interest income for the three months ended March 31, 2019. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 62% of the portfolio, boat loans making up 19% of the portfolio, and trailer loans of 10%. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 18%, 11%, and 10% of loans outstanding, and with no other states over 10%.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2019.

(Dollars in thousands)	Three Months Ended March 31, 2019
Selected Earnings Data
Total interest income	$22,479
Total interest expense	2,774

Net interest income	19,705
Provision for loan losses	7,005

Net interest income after loss provision	12,700
Total non-interest income (expense)	(5,382)

Net income before taxes	7,318
Income tax (provision)	(1,895)

Net income	$5,423

Balance Sheet Data
Total loans, gross	$609,999
Total loan allowance	8,932

Total loans, net	601,067
Total assets	611,702
Total borrowings	487,165

Selected Financial Ratios
Return on average assets	3.66%
Return on average equity	13.83
Interest yield	15.50
Net interest margin	13.58
Reserve coverage	1.46
Delinquency status (1)	0.56
Charge-off %	3.40

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in swimming pools, roofs, solar panels, and windows at 29%, 16%, 15%, and 11% of total loans outstanding, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Florida, and Ohio at 14%, 10%, and 10% of loans outstanding, and with no other states over 10%.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2019.

(Dollars in thousands)	Three Months Ended March 31, 2019
Selected Earnings Data
Total interest income	$4,325
Total interest expense	906

Net interest income	3,419
Provision for loan losses	549

Net interest income after loss provision	2,870
Total non-interest income (expense)	(1,637)

Net income before taxes	1,233
Income tax (provision)	(319)

Net income	$914

Balance Sheet Data
Total loans, gross	$193,275
Total loan allowance	2,186

Total loans, net	191,089
Total assets	199,999
Total borrowings	159,251

Selected Financial Ratios
Return on average assets	2.38%
Return on average equity	9.53
Interest yield	9.42
Net interest margin	7.45
Reserve coverage	1.13
Delinquency status (1)	0.08
Charge-off %	0.35

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 62% of which are located in the Midwest and Northeast regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically included an equity component as part of the financing. The commercial lending business has concentrations in manufacturing, professional, scientific, and technical services; and transportation and warehousing making up 49%, 16% and 11% of the total business.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2019.

(Dollars in thousands)	Three Months Ended March 31, 2019
Selected Earnings Data
Total interest income	$1,967
Total interest expense	961

Net interest income	1,006
Provision for loan losses	455

Net interest income after loss provision	551
Total non-interest income (expense)	(253)

Net income before taxes	298
Income tax (provision)	(72)

Net income	$226

Balance Sheet Data
Total loans, gross	$55,211
Total loan allowance	455

Total loans, net	54,756
Total assets	86,906
Total borrowings	78,060

Selected Financial Ratios
Return on average assets	1.03%
Return on average equity	5.16
Interest yield	13.56
Net interest margin	6.93
Reserve coverage	0.82
Delinquency status (1)	1.29
Charge-off %	0.00

(1)	Loans 90 days or more past due.

Geographic Concentrations	Total Gross Loans	% of Market
Minnesota	$9,920	18%
Illinois	5,475	10%
California	4,984	9%
Oregon	4,293	8%
Kansas	4,065	7%
Other(1)	26,474	48%

Total	$55,211	100%

(1)	Includes 11 other states with none greater than 7%.

Medallion Lending

The medallion lending segment operates mainly in the New York, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services. During the three months ended March 31, 2019, we saw a slight decline in the medallion values for New York (market value of $169,500, net of liquidation costs), and a slight increase in Chicago (market value of $29,500, net of liquidation costs). Additionally, we have continued to see a decline in interest income due to loans aging greater than 90 days and being placed on nonaccrual and by removing underperforming loans from the portfolio by transferring them to loan collateral in process of foreclosure with charge-offs to collateral value. All the loans are secured by the medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2019.

(Dollars in thousands)	Three Months Ended March 31, 2019
Selected Earnings Data
Total interest income	$841
Total interest expense	1,909

Net interest loss	(1,068)
Provision for loan losses	5,334

Net interest loss after loss provision	(6,402)
Total non-interest income (expense)	1,214

Net loss before taxes	(5,188)
Income tax benefit	1,251

Net loss	($3,937)

Balance Sheet Data
Total loans, gross	$165,715
Total loan allowance	25,289

Total loans, net	140,426
Total assets	254,714
Total borrowings	202,255

Selected Financial Ratios
Return on average assets	(6.05%)
Return on average equity	(30.23)
Interest yield	2.33
Net interest margin	(2.96)
Reserve coverage	15.26
Delinquency status (1)	2.47
Charge-off %	21.59

(1)	Loans 90 days or more past due.

Geographic Concentration	Total Gross Loans	% of Market
New York City	$144,113	87%
Newark	17,923	11%
Chicago	2,919	2%
All Other	760	0%

Total	$165,715	100%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winning activity over the nine month race season (February through November) during the year.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2019.

(Dollars in thousands)	Three Months Ended March 31, 2019
Selected Earnings Data
Sponsorship, race winnings, and other income	$3,179
Race and other expenses	3,795
Interest expense	36

Total expenses	3,831
Net loss before taxes	(652)
Income tax benefit	157

Net loss	($495)

Balance Sheet Data
Total assets	$30,952
Total borrowings	7,681
Selected Financial Ratios
Return on average assets	(6.60%)
Return on average equity	(65.48)

Corporate and Other Investments

This nonoperating segment relates to our equity and investment securities as well as other assets, liabilities, revenues, and expenses not allocated to the other main operating segments. This activity also includes the elimination of all intercompany activity amongst the entities.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2019.

(Dollars in thousands)	Three Months Ended March 31, 2019
Selected Earnings Data
Interest income	$431
Interest expense	1,136

Net interest loss	(705)
Total non interest income (expense), net	(1,165)

Net loss before taxes	(1,870)
Income tax benefit	1,134

Net loss	($736)

Balance Sheet Data
Total assets	$244,455
Total borrowings	164,304
Selected Financial Ratios
Return on average assets	(1.32%)
Return on average equity	(4.70)

Trends in Investment Portfolio under Investment Company Accounting

Our investment income is driven by the principal amount of and yields on our investment portfolio. To identify trends in the balances and yields, the following table illustrates our investments at fair value, grouped by medallion loans, commercial loans, equity investments, and investment securities, and also presents the portfolio information for Medallion Bank, at the date indicated under Investment Company Accounting.

	March 31, 2018
(Dollars in thousands)	Interest Rate (1)	Investment Balances
Medallion loans
New York	4.33%	$140,661
Newark	5.38	21,316
Chicago	4.72	15,718
Boston	4.41	6,304
Cambridge	4.49	309
Other	7.93	421

Total medallion loans	4.50	184,729

Deferred loan acquisition costs		187
Unrealized depreciation on loans		(23,761)

Net medallion loans		$161,155

Commercial loans
Secured mezzanine	12.14%	$92,782
Other secured commercial	7.37	1,434

Total commercial loans	12.07	94,216

Deferred loan acquisition income		(101)
Unrealized depreciation on loans		(495)

Net commercial loans		$93,620

Investment in Medallion Bank and other controlled subsidiaries	0.90%	$133,454
Unrealized appreciation on subsidiary investments		197,715

Investment in Medallion Bank and other controlled subsidiaries, net		$331,169

Equity investments	0.00%	$7,335

Unrealized appreciation on equities		2,123

Net equity investments		$9,458

Investment securities	—%	$—

Unrealized depreciation on investment securities		—

Net investment securities		$—

Investments at cost (2)	4.97%	$419,733

Deferred loan acquisition costs		86
Unrealized appreciation on controlled subsidiaries, equity investments, and investment securities		199,839
Unrealized depreciation on loans		(24,256)

Net investments		$595,402

Medallion Bank investments
Consumer loans	14.86%	$726,838
Medallion loans	4.34	204,570
Commercial loans	2.52	3,180
Investment securities	2.40	42,036

Medallion Bank investments at cost (2)	12.08	976,624

Deferred loan acquisition costs		11,597
Unrealized depreciation on investment securities		(986)
Premiums paid on purchased securities		244
Unrealized depreciation on loans		(68,575)

Medallion Bank net investments		$918,904

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 11.26% at March 31, 2018.

Investment Activity

The following table sets forth the components of investment activity in the investment portfolio for the period indicated under Investment Company Accounting.

(Dollars in thousands)	Three Months Ended March 31, 2018
Net investments at beginning of period	$610,135
Investments originated (1)	8,684
Repayments of investments (1)	(13,371)
Net realized losses on investments	(34,745)
Net increase in unrealized appreciation (depreciation) (2)	24,712
Accretion of net origination fees	(13)

Net decrease in investments	(14,733)

Net investments at end of period	$595,402

(1)	Includes refinancings.
(2)	Excludes net unrealized depreciation of $1,915 for the three months ended March 31, 2018 related to investments other than securities and other assets.

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the consolidated financial statements and accompanying notes thereto included in this report. As described therein, for the quarter ended March 31, 2019, the Company reported under Bank Holding Company Accounting.

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2019
Statement of operations
Net interest income	$22,321
Provision for loan losses	13,343
Non-interest income (expense), net	(7,839)

Net income before taxes	1,139
Income tax benefit	256
Less non-controlling interest	167

Net income after taxes	1,228

Per share data
Net income after taxes	0.05
Distributions per share	0.00

Weighted average common shares outstanding
Diluted	24,616,890

March 31, 2019
Balance sheet data
Net loans receivable	$987,338
Total assets	1,428,728
Total borrowings(1)	1,112,286
Total liabilities	1,136,887
Total equity(2)	291,841

Three Months Ended March 31, 2019
Selected financial ratios
Return on average assets (ROA)	0.36%
Return on average equity (ROE)	1.72

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2019
Dividend payout ratio	0.00
Net interest margin	8.56
Other income ratio (2)	2.63
Total expense ratio (3)	8.50
Equity to assets (1)	20
Debt to equity (1)	3.8x
Loans receivable to assets	69%
Net charge-offs	12,876
Net charge-offs as a % of average loans receivable	5.33%
Allowance coverage ratio	3.60

(1)	Includes $13,570 related to the operating lease liability.
(2)	Includes $27,171 related to non-controlling interest in consolidated subsidiaries.
(3)	Other income ratio represents other income divided by average interest earning assets, and includes the gain on extinguishment of debt of $4,145.
(4)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

You should read the consolidated financial information below with the consolidated financial statements and accompanying notes thereto included in this report. As noted therein, for the three months ended March 31, 2018, the Company reported under Investment Company Accounting.

Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018
Statement of operations
Investment income	$4,033
Interest expense	3,551

Net interest income	482
Noninterest income	60
Operating expenses	4,108

Net investment loss before income taxes	(3,566)
Income tax benefit	336

Net investment loss after income taxes	(3,230)
Net realized losses on investments	(34,745)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	29,115
Net change in unrealized depreciation on investments other than securities	(4,403)
Net change in unrealized depreciation on investments (1)	(1,915)
Income tax benefit	304

Net decrease in net assets resulting from operations	($14,874)

Per share data
Net investment loss	($0.15)
Income tax benefit	0.03
Net realized losses on investments	(1.44)
Net change in unrealized appreciation on investments (1)	0.94

Net decrease in net assets resulting from operations	($0.62)

Distributions declared per share	$0.00

Weighted average common shares outstanding
Basic	24,154,879
Diluted	24,154,879

March 31, 2018
Balance sheet data
Net investments	$595,402
Total assets	616,710
Total funds borrowed	320,662
Total liabilities	344,273
Total shareholders’ equity	272,437

Managed balance sheet data (2)
Net investments	$1,386,136
Total assets	1,479,826
Total funds borrowed	1,167,888
Total liabilities	1,207,389

Three Months Ended March 31, 2018
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment loss after taxes	(2.08)%
Net decrease in net assets resulting from operations	(9.55)
Return on average equity (ROE) (4)
Net investment loss after taxes	(4.62)
Net decrease in net assets resulting from operations	(21.24)

Weighted average yield	2.70%
Weighted average cost of funds	2.38

Net interest margin (5)	0.32

Noninterest income ratio (6)	0.01
Total expense ratio (7)	1.16
Operating expense ratio (8)	0.68

March 31, 2018
As a percentage of net investment portfolio
Medallion loans	27%
Commercial loans	15
Investment in Medallion Bank and other controlled subsidiaries	56
Equity investments	2
Investment securities	—

Investments to assets (9)	97%
Equity to assets (10)	44
Debt to equity (11)	118

(1)

Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.

(2)	Includes the balances of wholly owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment income after taxes or net increase in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment income (losses) after taxes or net increase (decrease) in net assets resulting from operations, divided by average shareholders’ equity.
(5)

Net interest margin represents net interest income for the year divided by average interest earning assets, and included dividends from Medallion Bank and other controlled subsidiaries of $28 for the three months ended March 31, 2018. On a managed basis, combined with Medallion Bank, the net interest margin was 6.96% for the three months ended March 31, 2018.

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

Consolidated Results of Operations

2019 First Quarter under Bank Holding Company Accounting

Net income attributable to shareholders was $1,228,000, or $0.05 per diluted share for the three months ended March 31, 2019.

Total interest income was $30,043,000 for the three months primarily reflective of activity on the consumer and commercial loans, which had slightly declined from the three months ended December 31, 2018 due to exits in the commercial loans and lower earnings on recreation loans. The yield on interest earning assets was 11.52%. Average interest earning assets were $1,057,488,000 for the three months.

Loans before allowance for loan losses were $1,024,200,000 as of March 31, 2019, and were comprised of recreation ($609,999,000), home improvement ($193,275,000), medallion ($165,715,000), and commercial ($55,211,000) loans. The Company had an allowance for loan losses as of March 31, 2019 of $36,862,000, which was attributable to the medallion (69%), recreation (24%), home improvement (6%), and commercial (1%) loan portfolios. The provision for loan loss remained relatively in line with provision as of December 31, 2018 even as total gross loans had increased, mainly due to consumer loan originations. The provision for loan loss was $13,343,000, reflecting an increase of reserves on the consumer loan portfolio and to a lesser extent an increase in reserves on the medallion portfolio due to a decline in the medallion values. See Note 4 for additional information on loans and allowance for loan losses.

Interest expense was $7,722,000 for the 2019 first quarter and the cost of borrowed funds was 2.93%. Interest expense declined from $8,004,000 for the three months ended December 31, 2018 mainly due to lower borrowings as the DZ loan had been settled during the fourth quarter of 2018. Average debt outstanding was $1,067,075,000. See page 43 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $22,321,000 and the net interest margin was 8.56% for the 2019 first quarter for the reasons stated above.

Noninterest income was $6,863,000 for the 2019 first quarter, which included a $4,145,000 gain on the extinguishment of debt, $3,179,000 of race team related revenues, as well as gains on equity investments and value adjustments on the Chicago owned medallions, which were partly offset by the decline in collateral value on the loans in process of foreclosure of $2,119,000 mainly due to the change in the New York market.

Operating expenses were $14,702,000 for the three months compared to $25,691,000 for the three months ended December 31, 2018. For the current three months, salaries and benefits were $5,341,000, race team costs were $1,998,000, professional fees were $1,636,000, loan servicing costs were $1,194,000, primarily related to the recreation and home improvement consumer loans, and occupancy and other operating expenses were $4,533,000. For the three months ended December 31, 2018, the majority of the change was due the $5,615,000 impairment recorded as well as higher collection costs incurred mainly related to medallion loans.

Total income tax benefit was $256,000 for the three months. See Note 9 for more information.

Loan collateral in process of foreclosure was $49,808,000 at March 31, 2019, an increase from $49,495,000 at December 31, 2018. The increase was primarily reflective of additional loans having reached 120 days past due being charged-down to their collateral value and reclassified to loans in process of foreclosure, partially offset by the decline in collateral values and to a lesser extent the disposition of collateral assets.

Goodwill and intangible assets were $204,423,000 at March 31, 2019, compared to $204,785,00 as of December 31, 2018. See Note 2 for further information regarding goodwill and intangible assets.

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

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of medallion; commercial; and consumer loans; and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of bank certificates of deposit, credit facilities and borrowings from banks and other lenders, and SBA debentures).

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $79,380,000 with a weighted average interest rate of 3.40%, constituting 7% of our total indebtedness, and retail notes of $33,625,000, with a weighted average interest rate of 9.00%, constituting 3% of total indebtedness, and $30,000,000 of private placement notes, with a weighted average interest rate of 8.25%, constituting 3% of total indebtedness as of March 31, 2019. Also, as of March 31, 2019, certain of the certificates of deposit were for terms of up to 59 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2019. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2019 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$32,752	$—	$—	$—	$—	$—	$—	$32,752
Adjustable rate	33,404	2,765	9,137	3,044	19,396	4,500	6,749	78,995
Fixed-rate	67,626	36,627	38,058	59,471	56,931	51,248	656,283	966,244
Cash	53,505	—	—	—	—	—	—	53,505

Total earning assets	$187,287	$39,392	$47,195	$62,515	$76,327	$55,748	$663,032	$1,131,496

Interest bearing liabilities
Deposits	$286,501	$193,929	$192,309	$128,236	$63,156	$—	$—	$864,131
SBA debentures and borrowings	28,380	8,500	—	5,000	2,500	12,500	22,500	79,380
Notes payable to banks	45,387	4,182	—	1,330	—	—	—	50,899
Retail and privately placed notes	—	—	33,625	—	30,000	—	—	63,625
Preferred securities	33,000	—	—	—	—	—	—	33,000
Other borrowings	7,681	—	—	—	—	—	—	7,681

Total liabilities	$400,949	$206,611	$225,934	$134,566	$95,656	$12,500	$22,500	$1,098,716

Interest rate gap	($213,662)	($167,219)	($178,739)	($72,051)	($19,329)	$43,248	$640,532	$32,780

Cumulative interest rate gap (2)	($213,662)	($380,881)	($559,620)	($631,671)	($651,000)	($607,752)	$32,780	—

December 31, 2018	($232,323)	($409,272)	($563,100)	($638,264)	($600,146)	($554,335)	$59,833	—
December 31, 2017 (3)	($172,208)	($324,049)	($361,494)	($425,785)	($411,672)	($379,286)	$168,501	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (19%) as of March 31, 2019.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($160,366) or (14%) for March 31, 2019.
(3)	Represents the cumulative rate gap on a combined basis with Medallion Bank for the years noted.

Our interest rate sensitive assets were $1,131,496,000 and interest rate sensitive liabilities were $1,098,716,000 at March 31, 2019. The one-year cumulative interest rate gap was a negative $213,662,000 or 19% of interest rate sensitive assets. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $160,366,000 or 14% at March 31, 2019. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Capital and Medallion Bank, although we have not received any from Medallion Bank since 2016, and are subject to compliance with regulatory ratios. Additionally, we had $3,000,000 of unfunded commitments from the SBA as of March 31, 2019.

Additionally, Medallion Bank has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. Medallion Bank has $45,000,000 available under Fed Funds lines with several commercial banks as of March 31, 2019. In addition, Medallion Bank can retain earnings in the business to fund future growth.

In March 2019, we completed a private placement to certain institutional investors of $30,000,000 aggregate principal amount of 8.25% unsecured notes due 2024, with interest payable semiannually.

The components of our debt were as follows at March 31, 2019. See Note 7 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits	$864,131	79%	2.24%
SBA debentures and borrowings	79,380	7	3.40
Retail and privately placed notes	63,625	6	8.65
Notes payable to banks	50,899	4	4.70
Preferred securities	33,000	3	4.73
Other borrowings	7,681	1	2.00

Total outstanding debt	$1,098,716	100%	2.89%

(1)	Weighted average contractual rate as of March 31, 2019.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows our contractual obligations at March 31, 2019.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Deposits	$286,501	$193,929	$192,309	$128,236	$63,156	$—	$864,131
SBA debentures and borrowings	28,380	8,500	—	5,000	2,500	35,000	79,380
Retail and privately placed notes	—	—	33,625	—	30,000	—	63,625
Notes payable to banks	45,811	4,318	280	280	210	—	50,899
Preferred securities	—	—	—	—	—	33,000	33,000
Other borrowings	7,681	—	—	—	—	—	7,681
Operating lease obligations	2,363	2,346	2,273	2,203	2,048	5,589	16,822

Total	$370,736	$209,093	$228,487	$135,719	$97,914	$73,589	$1,115,538

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to the line item net income as of March 31, 2019 by $1,211,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been ($1,198,000) at March 31, 2019. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2019. See Note 7 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	The Company	MFC	MCI	FSVC	MB	RPAC and Other	March 31, 2019	December 31, 2018
Cash	$25,566 (1)	$379	$26,775	$253	$32,651	$497	$86,121	$57,713
Bank loans	37,741	13,158	—	—	—	—	50,899	59,615
Average interest rate	5.10%	3.55%	—	—	—	—	4.70%	4.55%
Maturity	4/19-9/20	6/19-12/23	—	—	—	—	4/19-12/23	3/19-12/23
Preferred securities	33,000	—	—	—	—	—	33,000	33,000
Average interest rate	4.73%	—	—	—	—	—	4.73%	4.86%
Maturity	9/37	—	—	—	—	—	9/37	9/37
Retail and privately placed notes	63,625	—	—	—	—	—	63,625	33,625
Average interest rate	8.65%	—	—	—	—	—	8.65%	83,099
Maturity	4/21-4/24	—	—	—	—	—	4/21-3/24
SBA debentures and borrowings	—	—	54,000	28,380	—	—	82,380	83,099
Amounts undisbursed	—	—	3,000	—	—	—	3,000	3,000
Amounts outstanding	—	—	51,000	28,380	—	—	79,380	80,099
Average interest rate	—	—	3.48%	3.25%	—	—	3.40%	3.40%
Maturity	—	—	3/21-3/29	2/20	—	—	2/20-3/29	2/20-3/29
Brokered CDs & other funds borrowed	—	—	—	—	864,131	—	864,131	848,040
Average interest rate	—	—	—	—	2.24%	—	2.24%	2.14%
Maturity	—	—	—	—	04/19-03/24	—	4/19-03/24	1/19-07/23
Other borrowings	—	—	—	—	—	7,681	7,681	7,649
Average interest rate	—	—	—	—	—	2.00%	2.00%	2.00%
Maturity	—	—	—	—	—	12/19-3/20	12/19-3/20	12/19-3/20

Total cash	$25,566	$379	$26,775	$253	$32,651	$497	$86,121	$57,713

Total debt outstanding	$134,366	$13,158	$51,000	$28,380	$864,131	$7,681	$1,098,716	$1,062,028

(1)	Includes $2,475,000 of an interest reserve associated with the March 2019 private placement, which can be used for no other purpose for three years.

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

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value. The objective of this update is to modify the disclosure requirements as they relate to the fair value of assets and liabilities. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. We do not believe this update will have a material impact on our financial condition.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. The aftermath of the global economic crisis and the delayed recognition of credit losses associated with loans (and other financial instruments) were identified as weaknesses in the application of existing accounting standards. Specifically, because the existing “incurred” loss model delays recognition until it is probable a credit loss was incurred, the FASB explored alternatives that would use more forward-looking information. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities and is effective for fiscal years beginning after December 15, 2020 for all other entities, with early adoption permitted. We are assessing the impact the update will have on our financial statements and expects the update to have a significant impact on how we will account for estimated credit losses on our loans.

Common Stock

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of May 8, 2019, there were approximately 416 holders of record of our common stock. On May 8, 2019, the last reported share price of our common stock was $7.58 per share.

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. Thus, there can be no assurance that we will pay any cash distributions as we may retain our earnings in certain circumstances to facilitate the growth of our business, to finance our investments, to provide liquidity or for other corporate purposes. We have not paid dividends since 2016 and do not currently anticipate paying dividends. We may, however, re-evaluate paying dividends in the future depending on market conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the first quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s intern control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 13, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended March 31, 2019. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

4.1	Amendment No. 4 to Note, dated and effective as of March 14, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 15, 2019 (File No. 001-37747) and incorporated by reference herein.

4.2	Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 26, 2019 (File No. 001-37747) and incorporated by reference herein.

4.3	Amendment No. 5 to Note, dated and effective as of March 27, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2019 (File No. 001-37747) and incorporated by reference herein.

10.1	Amendment No. 5 to Loan Agreement, dated and effective as of March 14, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019 (File No. 001-37747) and incorporated by reference herein.

10.2	Amendment No. 6 to Loan Agreement, dated and effective as of March 27, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2019 (File No. 001-37747) and incorporated by reference herein.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	May 10, 2019

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall

Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.