Form 10-Q
period 2019-06-30
MEDALLION FINANCIAL CORP
filed 2019-08-08
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 6, 2019 was 24,609,815.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a finance company, organized as a Delaware corporation, that includes Medallion Bank, our primary operating subsidiary. Effective April 2, 2018, following authorization by our shareholders, we withdrew our previous election to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. Prior to such time, we were a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act.

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

We historically have had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through Medallion Bank which originates consumer loans for the purchase of recreational vehicles, boats, and trailers, and to finance small-scale home improvements. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). In January 2017, we announced our plans to transform our overall strategy. We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance portfolio. Total assets under management, which includes our portfolio, as well as assets serviced for third party investors, were $1,620,000,000 as of June 30, 2019, and were $1,522,000,000 as of December 31, 2018, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid distributions in excess of $263,060,000 or $14.66 per share.

We conduct our business through various wholly-owned subsidiaries including:

•

Medallion Bank, or the Bank, an FDIC-insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities, and has a separate board of directors with a majority of independent directors;

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

Our consolidated balance sheet as of June 30, 2019, and the related consolidated statements of operations, consolidated statements of other comprehensive loss, consolidated statements of stockholders’ equity and cash flows for the quarter and six months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the quarter and six months ended June 30, 2019 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	UNAUDITED June 30, 2019	December 31, 2018
Assets
Cash (1)	$35,138	$23,842
Federal funds sold	37,010	33,871
Equity investments	9,797	9,197
Investment securities	44,820	45,324
Loans	1,088,475	1,017,882
Allowance for losses	(40,670)	(36,395)
Net loans receivable	1,047,805	981,487
Accrued interest receivable	7,742	7,413
Property, equipment, and right-of-use lease asset, net	12,821	1,222
Loan collateral in process of foreclosure (2)	52,368	49,495
Goodwill	150,803	150,803
Intangible assets, net	53,259	53,982
Other assets	30,390	25,210
Total assets	$1,481,953	$1,381,846
Liabilities
Accounts payable and accrued expenses (3)	$20,223	$18,789
Accrued interest payable	4,205	3,852
Deposits	927,658	848,040
Short-term borrowings	46,688	55,178
Deferred tax liabilities and other tax payables	5,412	6,973
Operating lease liabilities	11,273	—
Long-term debt	180,990	158,810
Total liabilities	1,196,449	1,091,642
Commitments and contingencies (4)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 27,550,801 shares at June 30, 2019 and 27,385,600 shares at December 31, 2018 issued)	275	274
Additional paid in capital	274,796	274,292
Treasury stock (2,951,243 shares at June 30, 2019 and December 31, 2018)	(24,919)	(24,919)
Accumulated other comprehensive income (loss)	1,145	(82)
Retained earnings	6,771	13,043
Total stockholders’ equity	258,068	262,608
Non-controlling interest in consolidated subsidiaries	27,436	27,596
Total equity	285,504	290,204
Total liabilities and equity	$1,481,953	$1,381,846
Number of shares outstanding	24,599,558	24,434,357
Book value per share	$10.49	$10.75

(1)	Includes restricted cash of $2,475 as of June 30, 2019.
(2)

Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $4,290 as of June 30, 2019 and $3,134 as of December 31, 2018.

(3)	Includes the short-term portion of lease liabilities of $1,872 as of June 30, 2019. Refer to Note 8 for more details.
(4)	Refer to Note 14 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Bank Holding Company Accounting		Bank Holding Company Accounting	Combined (1)
(Dollars in thousands, except per share data)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Interest and fees on loans	$31,313	$60,752	$32,026	$32,026
Interest and dividends on investment securities	669	1,235	588	602
Medallion lease income	33	71	30	70
Interest income on investments	—	—	—	3,287
Dividend income from controlled subsidiaries	—	—	—	28
Interest income from affiliated investments	—	—	—	654
Interest income from controlled subsidiaries	—	—	—	10
Total interest income(2)/total investment income(2)	32,015	62,058	32,644	36,677
Interest on deposits	5,485	10,406	4,200	4,200
Interest on short-term borrowings	904	1,886	1,859	1,859
Interest on long-term debt	2,432	4,251	1,866	1,866
Interest expense	—	—	—	3,551
Total interest expense(3)	8,821	16,543	7,925	11,476
Net interest income/net investment income	23,194	45,515	24,719	25,201
Provision for loan losses	15,171	28,514	30,576	30,576
Net interest income (loss) after provision for loan losses	8,023	17,001	(5,857)	(5,375)
Other income (loss)
Sponsorship and race winnings	4,889	8,068	5,228	5,228
Change in collateral value on in process of foreclosure	(1,972)	(4,091)	(96)	(96)
Gain on the extinguishment of debt	—	4,145	—	—
Impairment of equity investments	—	—	(474)	(474)
Other income (loss)	(1,234)	424	220	280
Total other income, net	1,683	8,546	4,878	4,938
Other expenses
Salaries and employee benefits	6,321	11,662	5,639	7,988
Race team related expenses	2,550	4,548	2,540	2,540
Collection costs	2,253	2,891	837	957
Professional fees	2,048	3,684	2,246	2,969
Loan servicing fees	1,293	2,487	1,128	1,128
Rent expense	577	1,177	591	834
Regulatory fees	448	895	582	582
Amortization of intangible assets	362	723	361	361
Travel, meals, and entertainment	205	470	603	809
Other expenses(4)	2,127	4,349	2,399	2,866
Total other expenses	18,184	32,886	16,926	21,034
Loss before income taxes/net investment loss before taxes(5)	(8,478)	(7,339)	(17,905)	(21,471)
Income tax benefit	1,835	2,091	4,021	4,357
Net loss after taxes/net investment loss after taxes	(6,643)	(5,248)	(13,884)	(17,114)
Net realized losses on investments(6)	—	—	—	(34,745)
Income tax benefit	—	—	—	8,426
Total net realized losses on investments	—	—	—	(26,319)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	—	—	29,115
Net change in unrealized depreciation on investments other than securities	—	—	—	(1,915)
Net change in unrealized depreciation on investments	—	—	—	(4,403)
Income tax provision	—	—	—	(8,122)
Net unrealized appreciation on investments	—	—	—	14,675
Net realized/unrealized losses on investments	—	—	—	(11,644)
Net loss after taxes/net decrease on net assets resulting from operations	(6,643)	(5,248)	(13,884)	(28,758)
Less: income attributable to the noncontrolling interest	857	1,024	763	763
Total net loss attributable to Medallion Financial Corp./net decrease on net assets resulting from operations	$(7,500)	$(6,272)	$(14,647)	$(29,521)
Basic and diluted net loss per share	$(0.31)	$(0.26)	$(0.60)	$(1.22)
Distributions declared per share	$—	$—	$—	$—
Weighted average common shares outstanding
Basic and diluted	24,359,280	24,323,967	24,230,815	24,193,057

(1)	Results include the three months ended June 30, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.
(2)	Included in interest and investment income is $188 and $425 of paid in kind interest for the three and six months ended June 30, 2019 and $487 and $978 for the comparable 2018 periods.

(3)

Average borrowings outstanding were $1,127,509 and $1,108,512, and the related average borrowing costs were 3.14% and 3.01% for the three and six months ended June 30, 2019, and were $1,197,450 and $1,201,386 and 2.65% and 1.93% for the comparable 2018 periods.

(4)	See Note 12 for the components of other operating expenses as of March 31, 2018.
(5)	Includes $256 of net revenues received from Medallion Bank for the three months ended March 31, 2018, primarily for expense reimbursements. See Notes 6 and 15 for additional information.
(6)	There were no net losses on investment securities of affiliated issuers for the three months ended March 31, 2018.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	Bank Holding Company Accounting		Bank Holding Company Accounting	Combined (1)
(Dollars in thousands)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Net loss after taxes/net decrease on net assets resulting from operations	$(6,643)	$(5,248)	$(13,884)	$(28,758)
Other comprehensive income (loss), net of tax	558	1,227	(255)	(255)
Total comprehensive loss	(6,085)	(4,021)	(14,139)	(29,013)
Less: comprehensive income attributable to the noncontrolling interest	857	1,024	763	763
Total comprehensive loss attributable to Medallion Financial Corp.	$(6,942)	$(5,045)	$(14,902)	$(29,776)

(1)	Results include the three months ended June 30, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND CHANGES IN NET ASSETS

(UNAUDITED)

	Bank Holding Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2018	27,385,600	$274	—	$274,292	(2,951,243)	$(24,919)	$13,043	$(82)	$262,608	$27,596	$290,204
Net income	—	—	—	—	—	—	1,228	—	1,228	167	1,395
Distributions to non- controlling interest	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation	—	1	—	164	—	—	—	—	165	—	165
Issuance of restricted stock, net	163,098	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(1,699)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	669	669	—	669
Balance at March 31, 2019	27,546,999	$275	—	$274,456	(2,951,243)	$(24,919)	$14,271	$587	$264,670	$27,171	$291,841
Net income	—	—	—	—	—	—	(7,500)	—	(7,500)	857	(6,643)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation	—	—	—	340	—	—	—	—	340	—	340
Issuance of restricted stock, net	4,751	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(949)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	558	558	—	558
Balance at June 30, 2019	27,550,801	$275	—	$274,796	(2,951,243)	$(24,919)	$6,771	$1,145	$258,068	$27,436	$285,504

The accompanying notes should be read in conjunction with these consolidated financial statements.

	Bank Holding & Investment Company Accounting						Investment Company Accounting			Bank Holding Company Accounting			Bank Holding & Investment Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Accumulated undistributed net investment loss	Accumulated undistributed net realized gains on investments	Net unrealized appreciation on investments, net of tax	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	27,294,327	$273	—	$273,716	(2,951,243)	$(24,919)	$(65,592)	—	$103,681	$—	$—	$287,159	$—	$287,159
Net decrease in net assets resulting from operations	—	—	—	—	—	—	(38,299)	—	23,425	—	—	(14,874)	—	(14,874)
Stock-based compensation expense	—	1	—	151	—	—	—	—	—	—	—	152	—	152
Issuance of restricted stock, net	95,726	—	—	—	—	—	—		—	—	—	—	—
Balance at March 31, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	$(103,891)	—	127,106	—	—	272,437	—	272,437
Adoption of Bank Holding Company Accounting	—	—	—	—	—	—	103,891	—	(127,106)	23,215	—	—	—	—
Balance at April 2, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	—	—	—	23,215	—	272,437	27,065	299,502
Net loss	—	—	—	—	—	—	—	—	—	(14,647)	—	(14,647)	763	(13,884)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation	—		—	145	—	—	—	—	—	—	—	145	—	145
Issuance of restricted stock, net	13	—	—	—	—	—	—		—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	—	—	—	—	(255)	(255)	—	(255)
Balance at June 30, 2018	27,390,066	$274	—	$274,012	(2,951,243)	$(24,919)	—	—	—	$8,568	$(255)	$257,680	$27,236	$284,916

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Bank Holding Company Accounting	Combined (1)
(Dollars in thousands)	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/net (decrease) in net assets resulting from operations	$(5,248)	$(28,758)
Adjustments to reconcile net loss/net decrease in net assets resulting from operations to net cash provided by operating activities:
Provision for loan losses	28,514	30,576
Paid-in-kind interest	(425)	(978)
Depreciation and amortization	4,186	1,283
(Decrease) increase in deferred and other tax liabilities	(1,560)	3,204
Amortization of origination fees, net	2,389	1,045
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	9,167	—
Net change in loan collateral in process of foreclosure	7,411	2,967
Net change in unrealized depreciation on investments	(96)	4,995
Stock-based compensation expense	505	297
Gain on extinguishment of debt	(4,145)	—
(Increase) decrease in accrued interest receivable	(329)	130
Increase in other assets	(5,505)	(4,845)
Decrease (increase) in accounts payable and accrued expenses	139	(675)
Increase (decrease) in accrued interest payable	353	(249)
Loans originated	—	(8,193)
Proceeds from principal receipts, sales, and maturities of loans	—	13,279
Capital returned by Medallion Bank and other controlled subsidiaries, net	—	93
Net realized losses on sale of investments	—	96
Net change in unrealized depreciation on investment other than securities	—	1,915
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	(29,115)
Net realized losses on investments	—	34,745
Increase in other liabilities	—	2,779
Net cash provided by operating activities	35,356	24,591
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(240,523)	(135,205)
Proceeds from principal receipts, sales, and maturities of loans	122,106	64,631
Purchases of investments	(1,650)	(4,940)
Proceeds from principal receipts, sales, and maturities of investments	2,877	732
Net cash (used for) investing activities	(117,190)	(74,782)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	292,725	173,737
Repayments of time deposits and funds borrowed	(195,272)	(137,822)
Purchase of federal funds	—	8,000
Distributions to noncontrolling interests	(1,184)	(592)
Payments of declared distributions	—	(64)
Net cash provided by financing activities	96,269	43,259
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	14,435	(6,932)
Cash and cash equivalents and restricted cash, beginning of period (2)	57,713	42,513
Cash and cash equivalents and restricted cash, end of period (3)	$72,148	$35,581
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$15,077	$10,038
Cash paid during the period for income taxes	120	42

(1)	Results include the three months ended June 30, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.
(2)

The beginning balance for the six months ended June 30, 2018 includes $29,923 of cash, cash equivalents and federal funds sold as a result of the consolidation of previously unconsolidated subsidiaries and excludes $100 of cash held by the Company on deposit with Medallion Bank.

(3)	Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp. (the Company) is a finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank (the Bank), a Federal Deposit Insurance Corporation (FDIC) insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxicab medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. The loans are marketed and serviced by the Bank’s affiliates that have extensive prior experience in these asset groups. Subsequent to its formation, the Bank began originating consumer loans to finance the purchases of recreational vehicles (RVs), boats, and other related items, and to finance small scale home improvements. The Company also conducts business through Medallion Funding LLC (MFC), a Small Business Investment Company (SBIC), which originates and services taxicab medallion and commercial loans.

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

The Company formed a wholly-owned subsidiary, Medallion Servicing Corporation (MSC), to provide loan services to the Bank. The Company has assigned all of its loan servicing rights for the Bank, which consists of servicing taxi medallion loans originated by the Bank, to MSC, which bills and collects the related service fee income from the Bank, which is allocated and charged by the Company for MSC’s share of these servicing costs.

Taxi Medallion Loan Trust III (Trust III) was established for the purpose of owning medallion loans originated by MFC or others. Trust III is a variable interest entity (VIE), and MFC was the primary beneficiary. As a result, the Company consolidated Trust III in its financial results until the consummation of a restructuring in the 2018 fourth quarter. For a discussion of the restructuring, see Note 19. Trust III is a separate legal and corporate entity with its own creditors which, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,140,000 at June 30, 2019, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, some of which are leased to fleet operators while being held for sale. The 159 medallions are carried at a net realizable value of $3,091,000 in other assets on the Company’s consolidated balance sheet at June 30, 2019, compared to a net realizable value of $4,305,000 and $5,535,000 at December 31, 2018 and June 30, 2018.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change to Bank Holding Company Accounting

Effective April 2, 2018, the Company withdrew its previous election to be regulated as a business development company (BDC) under the Investment Company Act of 1940 (the 1940 Act). Prior to such time, the Company was a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act. Accordingly, commencing with the three months ended June 30, 2018, the Company (which now consolidates the results of the Bank and its other subsidiaries) reports in accordance with Bank Holding Company Accounting; periods prior to such change in status are reported in accordance with Investment Company Accounting. Significant accounting policies that differ between such periods are described in more detail below.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and controlled subsidiaries commencing with the three months ended June 30, 2018. All significant intercompany transactions, balances, and profits (losses) have been eliminated in consolidation. As a result of the Company’s election to withdraw from being regulated as a BDC under the 1940 Act effective April 2, 2018, the Bank and various other Company subsidiaries that were not previously consolidated with the Company prior to the three months ended June 30, 2018, were now consolidated effective April 2, 2018. See Note 6 for the presentation of financial information for the Bank and other controlled subsidiaries for such prior periods.

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

Equity Investments

Equity investments of $9,797,000 and $9,197,000 at June 30, 2019 and December 31, 2018, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost and are evaluated for impairment periodically. Prior to April 2, 2018, equity investments were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry.

Investment Securities (Bank Holding Company Accounting)

The Company follows FASB ASC Topic 320, Investments – Debt and Equity Securities (ASC 320), which requires that all applicable investments in equity securities with readily determinable fair values, and debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $129,000 at June 30, 2019 and $154,000 at December 31, 2018, and $13,000 and $25,000 was amortized to interest income for the three and six months ended June 30, 2019, and $21,000 was amortized to interest income for the three months ended June 30, 2018. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in shareholders’ equity, which were recorded net of the income tax effect, will be reversed.

Other Investment Valuation (Investment Company Accounting)

Prior to April 2, 2018, under the 1940 Act, the Company’s investment in the Bank, as a wholly owned portfolio investment, was subject to quarterly assessments of fair value. The Company conducted a thorough valuation analysis, and also received an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of the Bank on at least an annual basis. The Company’s analysis included factors such as various regulatory restrictions that were established at the Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that the Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used the Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, the Company first became aware of external interest in the Bank and its portfolio assets at values in excess of their book value. Expression of interest in the Bank from both investment bankers and interested parties continued. The Company incorporated these new factors in the Bank’s fair value analysis and the Board of Directors determined that the Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightened the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of the Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in the first quarter of 2018. Refer to Note 6 for additional details.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2019 and December 31, 2018, net loan origination costs were $16,786,000 and $14,416,000. The majority of these loan origination costs were capitalized into the loan balances on April 2, 2018 in connection with the change in reporting status. Net amortization to income for the three months ended June 30, 2019 and 2018 was $1,238,000 and $1,040,000, and was $2,389,000 and $1,053,000 ($1,918,000 when combined with the Bank) for the comparable six month period.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as a recovery. Total loans more than 90 days past due were $8,255,000 at June 30, 2019, or 0.78% of the total loan portfolio, compared to $20,154,000, or 2.03% at December 31, 2018.

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

The Company had $32,871,000 and $40,500,000 of net loans and loans in process of foreclosure pledged as collateral under borrowing arrangements at June 30, 2019 and December 31, 2018.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $134,122,000 at June 30, 2019 and $140,180,000 at December 31, 2018. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, which relates to servicing assets held by MFC (related to the remaining assets in Trust III) and determined that no material servicing asset or liability existed as of June 30, 2019 and December 31, 2018. The Company assigned its servicing rights of the Bank portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from the Bank by MSC.

Allowance for Loan Losses (Bank Holding Company Accounting)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at, and for medallion loans, nonperforming loans are valued at the median sales price over the most recent quarter, and performing medallion loans are reserved utilizing historical loss ratios over a three-year lookback period. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result, reserves of $5,247,000 were recorded by the Company as a general reserve on medallion loans as an additional buffer against future losses, not including the Bank’s general reserve of $17,351,000 which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded general reserves of $6,092,000. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

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

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, said testing which is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of June 30, 2019, December 31, 2018, and June 30, 2018, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $53,259,000, $53,982,000 and $60,320,000, and the Company recognized $362,000 and $361,000 of amortization expense on the intangible assets for the three months ended June 30, 2019 and 2018, and $723,000 of amortization expense on the intangible assets for the six months ended June 30, 2019. Additionally, loan portfolio premiums of $12,387,000 were determined as of April 2, 2018, of which $6,875,000, $9,048,000, and $12,387,000 were outstanding at June 30, 2019, December 31, 2018, and June 30, 2018, and of which $1,081,000 and $0 was amortized to interest income for the three months ended June 30, 2019 and 2018, and of which $2,173,000 was amortized to interest income for the six months ended June 30, 2019. The Company engaged an expert to assess the goodwill and intangibles for impairment at December 31, 2018, who concluded there was no impairment on the Bank and impairment on the RPAC intangible asset of $5,615,000, which was recorded in the 2018 fourth quarter.

The table below shows the details of the intangible assets as of the periods presented.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Brand-related intellectual property	$20,625	$21,176
Home improvement contractor relationships	6,469	6,641
Race organization	26,165	26,165
Total intangible assets	$53,259	$53,982

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $105,000 and $135,000 for the three months ended June 30, 2019 and 2018, and was $205,000 and $158,000 for the comparable six months.

Deferred Costs

Deferred financing costs, included in other assets, represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $597,000 and $541,000 for the three months ended June 30, 2019 and 2018, and was $1,118,000 and $764,000 for the comparable six months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts are amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes was $5,584,000, $4,461,000, and $5,012,000 as of June 30, 2019, December 31, 2018, and June 30, 2018.

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

Sponsorship and Race Winnings

The Company accounts for sponsorship and race winnings revenue under FASB ASC Topic 606, Revenue from Contracts with Customers. Sponsorship revenue is recognized based upon the contract terms of the sponsorship contract. Race winnings revenue is recognized after each race during the season based upon terms provided by NASCAR and the placement of the driver.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net loss/net decrease in net assets resulting from operations available to common shareholders	$(7,500)	$(14,647)	$(6,272)	$(29,521)
Weighted average common shares outstanding applicable to basic EPS	24,359,280	24,230,815	24,323,967	24,193,057
Effect of dilutive stock options	—	—	—	—
Effect of restricted stock grants	—	—	—	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,359,280	24,230,815	24,323,967	24,193,057
Basic loss per share	$(0.31)	$(0.60)	$(0.26)	$(1.22)
Diluted loss per share	(0.31)	(0.60)	(0.26)	(1.22)

Potentially dilutive common shares excluded from the above calculations aggregated 498,714 and 100,000 shares as of June 30, 2019 and 2018.

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

During the six months ended June 30, 2019 and 2018, the Company issued 167,849 and 98,164 of restricted shares of stock-based compensation awards, and 375,481 and 24,000 shares of stock options, and recognized $340,000 and $505,000, or $0.01 and $0.02 per share for the 2019 second quarter and six months, and $145,000 and $296,000, or $0.01 per share for each of the comparable 2018 periods, of non-cash stock-based compensation expense related to the grants. As of June 30, 2019, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,831,000, which is expected to be recognized over the next 15 quarters (see Note 10).

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the bank regulators about components, risk weightings, and other factors.

FDIC-insured banks, including the Bank, are subject to certain federal laws, which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, the Bank is subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with the Company or its affiliates.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, which would preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of June 30, 2019, the Bank’s Tier 1 leverage ratio was 15.96%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well- Capitalized	June 30, 2019	December 31, 2018
Common equity Tier 1 capital	—	—	$144,886	$141,608
Tier 1 capital	—	—	171,189	167,911
Total capital	—	—	185,117	180,917
Average assets	—	—	1,072,712	1,059,461
Risk-weighted assets	—	—	1,068,566	993,374
Leverage ratio(1)	4.0%	5.0%	16.0%	15.8%
Common equity Tier 1 capital ratio(2)	7.0	6.5	13.6	14.3
Tier 1 capital ratio(3)	8.5	8.0	16.0	16.9
Total capital ratio(3)	10.5	10.0	17.3	18.2

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. The Company is assessing the impact the update will have on its financial statements, and expects the update to have a significant impact on the Company’s accounting for estimated credit losses on its loans.

(3) INVESTMENT SECURITIES (Bank Holding Company Accounting)

Fixed maturity securities available for sale as of June 30, 2019 and December 31, 2018 consisted of the following:

June 30, 2019 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$31,083	$488	$(31)	$31,540
State and municipalities	13,155	218	(93)	13,280
Total	$44,238	$706	$(124)	$44,820

December 31, 2018 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$32,184	$15	$(742)	$31,457
State and municipalities	14,239	35	(407)	13,867
Total	$46,423	$50	$(1,149)	$45,324

The amortized cost and estimated market value of investment securities as of June 30, 2019 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$20	$20
Due after one year through five years	8,889	8,959
Due after five years through ten years	12,112	12,298
Due after ten years	23,217	23,543
Total	$44,238	$44,820

The following table shows information pertaining to securities with gross unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
June 30, 2019 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$—	$—	$(31)	$7,401
State and municipalities	—	—	(93)	8,016
Total	$—	$—	$(124)	$15,417

	Less than Twelve Months		Twelve Months and Over
December 31, 2018 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(54)	$4,616	$(688)	$24,871
State and municipalities	(78)	5,429	(329)	6,259
Total	$(132)	$10,045	$(1,017)	$31,130

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES (Bank Holding Company Accounting)

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at June 30, 2019 and December 31, 2018.

	As of June 30, 2019		As of December 31, 2018
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$668,540	62%	$587,038	58%
Home improvement	209,549	19	183,155	18
Commercial	64,442	6	64,083	6
Medallion	145,944	13	183,606	18
Total gross loans	1,088,475	100%	1,017,882	100%
Allowance for loan losses	(40,670)		(36,395)
Total net loans	$1,047,805		$981,487

The following table shows the activity of the gross loans for the three and six months ended June 30, 2019.

Three Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallions	Total
Gross loans- March 31, 2019	$609,999	$193,275	$55,211	$165,715	$1,024,200
Loan originations	102,695	33,533	9,270	—	145,498
Principal payments	(41,641)	(16,580)	(70)	(3,164)	(61,455)
Charge-offs, net	(2,433)	(86)	—	(8,844)	(11,363)
Transfer to loans in process of foreclosure, net	(3,491)	—	—	(6,863)	(10,354)
Other	3,411	(593)	31	(900)	1,949
Gross loans- June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475

Six Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallions	Total
Gross loans- December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	166,327	60,180	9,770	—	236,277
Principal payments	(72,890)	(32,779)	(9,413)	(6,599)	(121,681)
Charge-offs, net	(7,363)	(245)	—	(16,631)	(24,239)
Transfer to loans in process of foreclosure, net	(6,883)	—	—	(12,568)	(19,451)
Other	2,311	(762)	2	(1,864)	(313)
Gross loans- June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475

The following table sets forth the activity in the allowance for loan losses for the three and six months ended June 30, 2019 and the three months ended June 30, 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019		2018		2019
Allowance for loan losses – beginning balance	$36,862		$—	(1)	$36,395
Charge-offs
Recreation	(4,395)		(4,646)		(10,921)
Home improvement	(539)		(561)		(1,088)
Commercial	—		—		—
Medallion	(9,242)		(6,280)		(18,029)
Total charge-offs	(14,176)		(11,487)		(30,038)
Recoveries
Recreation	1,962		1,899		3,558
Home improvement	453		239		843
Commercial	—		4		—
Medallion	398		194		1,398
Total recoveries	2,813		2,336		5,799
Net charge-offs(2)	(11,363)		(9,151)		(24,239)
Provision for loan losses	15,171		30,576		28,514
Allowance for loan losses – ending balance	$40,670	(3)	$21,425		$40,670	(3)

(1)

Beginning balance reflects the transition to Bank Holding Company Accounting by netting previously established unrealized depreciation against the gross loan balances resulting in a starting point of zero for the three months ended June 30, 2018.

(2)	As of June 30, 2019, cumulative net charge-offs of loans and loans in process of foreclosure in the medallion portfolio were $237,671, representing collection opportunities for the Company.
(3)

Includes $5,247 of a general reserve for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 13% of the total allowance, and 3.82% of the loans under 90 days past due as of June 30, 2019. This figure excludes $17,351 of a general reserve on loans at the Bank, much of which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded general reserves of $6,092.

The following tables set forth the composition of the allowance for loan losses by type as of June 30, 2019 and December 31, 2018.

June 30, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$12,672	31%	1.90%
Home improvement	2,913	7	1.39
Commercial	455	1	0.71
Medallion	24,630	61	16.88
Total	$40,670	100%	3.74

December 31, 2018 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$6,856	19%	1.17%
Home Improvement	1,796	5	0.98
Commercial	—	—	0.00
Medallion	27,743	76	15.11
Total	$36,395	100%	3.58%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The decline reflects the charge-offs of certain loans and their movement to loan collateral in process of foreclosure. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Total nonaccrual loans	$26,878	$34,877	$47,904
Interest foregone quarter to date	379	487	770
Amount of foregone interest applied to principal in the quarter	116	166	400
Interest foregone life to date	1,809	1,952	8,281
Amount of foregone interest applied to principal life to date	847	1,214	3,748
Percentage of nonaccrual loans to gross loan portfolio	2%	3%	4%

The following tables present the performance status of loans as of June 30, 2019 and December 31, 2018.

June 30, 2019 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$662,785	$5,755	$668,540	0.86%
Home improvement	209,384	165	209,549	0.08
Commercial	55,699	8,743	64,442	13.57
Medallion	133,729	12,215	145,944	8.37
Total	$1,061,597	$26,878	$1,088,475	2.47

December 31, 2018 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$581,250	$5,788	$587,038	0.99%
Home improvement	183,018	137	183,155	0.07
Commercial	60,249	3,834	64,083	5.98
Medallion	158,488	25,118	183,606	13.68
Total	$983,005	$34,877	$1,017,882	3.43%

For those loans aged 31-90 days, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of June 30, 2019 and December 31, 2018, all of which had an allowance recorded against the principal balance.

	June 30, 2019			Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Recreation	$5,755	$5,755	$211	$5,777	$135	$5,951	$246
Home improvement	165	165	3	167	—	167	—
Commercial	8,743	8,838	455	6,656	30	5,776	73
Medallion	12,215	12,967	19,383	15,932	20	15,557	27
Total nonperforming loans with an allowance	$26,878	$27,725	$20,052	$28,532	$185	$27,451	$346

	December 31, 2018			June 30, 2018			Three Months Ended June 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$5,788	$5,788	$204	$4,171	$4,171	$145	$5,577	$125
Home improvement	137	137	3	117	117	2	116	—
Commercial	3,834	3,929	—	7,441	7,441	175	8,256	70
Medallion	25,118	26,237	22,035	37,829	37,829	12,069	55,213	114
Total nonperforming loans with allowance	$34,877	$36,091	$22,242	$49,558	$49,558	$12,391	$69,162	$309

The following tables show the aging of all loans as of June 30, 2019 and December 31, 2018:

	Days Past Due
June 30, 2019 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$16,482	$5,286	$3,613	$25,381	$620,882	$646,263	$—
Home improvement	672	216	165	1,053	211,451	212,504	—
Commercial	—	—	731	731	63,711	64,442	—
Medallion	18,024	3,098	3,746	24,868	116,122	140,990	—
Total	$35,178	$8,600	$8,255	$52,033	$1,012,166	$1,064,199	$—

(1)	Excludes loan premiums of $6,875 resulting from purchase price accounting and $17,401 of capitalized loan origination costs.

	Days Past Due
December 31, 2018 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total (1)	Recorded Investment > 90 Days and Accruing
Recreation	$18,483	$5,655	$4,020	$28,158	$539,051	$567,209	$—
Home improvement	715	283	135	1,133	184,528	185,661	—
Commercial	—	454	279	733	63,350	64,083	—
Medallion	8,689	3,652	15,720	28,061	148,774	176,835	—
Total	$27,887	$10,044	$20,154	$58,085	$935,703	$993,788	$—

(1)	Excludes loan premiums of $9,047 resulting from purchase price accounting and $15,047 of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 210%, 220%, and 211% as of June 30, 2019, December 31, 2018, and June 30, 2018.

The following table shows the troubled debt restructurings which the Company entered into during the three months ended June 30, 2019.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	3	$842	$842

The following table shows the troubled debt restructurings which the Company entered into during the six months ended June 30, 2019.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	10	$3,737	$3,737

During the twelve months ended June 30, 2019, five loans modified as troubled debt restructurings were in default and had an investment value of $1,530,000 as of June 30, 2019, net of a $912,000 allowance for loan losses.

The following table shows the troubled debt restructurings which the Company entered into during the three and six months ended June 30, 2018.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	7	$2,695	$2,695

During the twelve months ended June 30, 2018, five loans modified as troubled debt restructurings were in default and had an investment value of $904,000 as of June 30, 2018, net of a $6,000 allowance for loan losses.

The following tables show the activity of the loans in process of foreclosure, which relate only to the recreation and medallion loans, for the three and six months ended June 30, 2019.

Three Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – March 31, 2019	$1,180	$48,628	$49,808
Transfer from loans, net	3,491	6,863	10,354
Sales	(2,034)	(175)	(2,209)
Cash payments received	—	(1,931)	(1,931)
Collateral valuation adjustments	(1,682)	(1,972)	(3,654)
Loans in process of foreclosure – June 30, 2019	$955	$51,413	$52,368

Six Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	6,883	12,568	19,451
Sales	(4,111)	(551)	(4,662)
Cash payments received	—	(4,505)	(4,505)
Collateral valuation adjustments	(3,320)	(4,091)	(7,411)
Loans in process of foreclosure – June 30, 2019	$955	$51,413	$52,368

(5) UNREALIZED APPRECIATION (DEPRECIATION) AND REALIZED GAINS (LOSSES) ON INVESTMENTS (Investment Company Accounting)

The following table sets forth the pre-tax change in the Company’s unrealized appreciation (depreciation) on investments for the three months ended March 31, 2018.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2017	$(20,338)	$(513)	$158,920	$3,121	$(1,490)	$139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	37,797
Depreciation on investments	(38,170)	18	—	—	(1,915)	(40,067)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	34,747	—	—	—	—	34,747
Balance March 31, 2018	$(23,761)	$(495)	$197,715	$2,123	$(3,405)	$172,177

The table below summarizes pre-tax components of unrealized and realized gains and losses in the investment portfolio for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Three Months Ended March 31, 2018
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$(998)
Unrealized depreciation	(38,152)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115
Realized gains	—
Realized losses	34,747
Net unrealized losses on investments other than securities and other assets	(1,915)
Total	$22,797
Net realized gains (losses) on investments
Realized gains	$—
Realized losses	(34,747)
Direct recoveries	2
Total	$(34,745)

(6) INVESTMENTS IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES (Investment Company Accounting)

The following note is included for informational purposes as it relates to the prior periods when the Company reported under Investment Company Accounting and as such, was not able to consolidate the Bank’s results.

The following table presents information derived from the Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the three months ended March 31, 2018 under Investment Company Accounting.

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

(1)

Unrealized depreciation on the Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the US Treasury, and the fair value adjustments to the carrying amount of the Bank.

(7) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Twelve Months Ending June 30,
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	June 30, 2019	December 31, 2018	Interest Rate (1)
Deposits	$330,902	$183,873	$229,929	$97,811	$85,143	$—	$927,658	$848,040	2.36%
SBA debentures and borrowings	24,452	8,500	—	5,000	2,500	35,000	75,452	80,099	3.41%
Retail and privately placed notes	—	33,625	—	—	30,000	—	63,625	33,625	8.65%
Notes payable to banks	14,523	32,665	280	280	140	—	47,888	59,615	4.78%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	4.60%
Other borrowings	7,713	—	—	—	—	—	7,713	7,649	2.00%
Total	$377,590	$258,663	$230,209	$103,091	$117,783	$68,000	$1,155,336	$1,062,028	2.94%

(1)	Weighted average contractual rate as of June 30, 2019.

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

(Dollars in thousands)	June 30, 2019
Three months or less	$116,138
Over three months through six months	59,460
Over six months through one year	155,304
Over one year	596,756
Total deposits	$927,658

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

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756 (the SBA Loan). In connection with the SBA Loan, FSVC executed a Note (the SBA Note), with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum, required a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018 (which was paid) and a minimum of $7,600,000 of principal and interest to be paid on or before March 27, 2019 (which was paid), and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations and warranties and covenants defaults. As of June 30, 2019, $172,485,000 of commitments had been fully utilized, there were $3,000,000 of commitments available, and $75,452,000 was outstanding, including $24,452,000 under the SBA Note.

(D) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of June 30, 2019.

(Dollars in thousands)
Borrower	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at June 30, 2019	Monthly Payment	Average Interest Rate at June 30, 2019	Interest Rate Index(1)
The Company	6/6	4/11 - 8/14	7/19 - 3/21	Term loans and demand notes secured by pledged loans (2)	$35,096	(2)	$35,096	Interest only(3)	5.23%	Various(3)
Medallion Chicago	2/23	11/11 - 12/11	2/21	Term loans secured by owned Chicago medallions(4)	18,449		11,532	$134 of principal & interest	3.50%	N/A
Medallion Funding	1/1	11/18	12/23		1,260		1,260	$70 principal & interest paid quarterly	4.00%	N/A
					$54,805		$47,888

(1)	At June 30, 2019, 30 day LIBOR was 2.40%, 360 day LIBOR was 2.18%, and the prime rate was 5.50%.
(2)

One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, one note has a fixed interest rate of 3.75%, one note has an interest rate of LIBOR plus 3.75%, and the other interest rates on these borrowings are LIBOR plus 2%.

(3)	Various agreements call for remittance of all principal received on pledged loans subject to minimum monthly payments ranging from $12 to $81.
(4)	Guaranteed by the Company.

In March 2019, the Company used some of the proceeds of the privately placed notes to pay off one of the notes payable to banks at a 50% discount, resulting in a gain on debt extinguishment of $4,145,000 in the 2019 first quarter.

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

(F) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (2.32% at June 30, 2019) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At June 30, 2019, $33,000,000 was outstanding on the preferred securities.

(G) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty (refer to Note 15 for more details). At December 31, 2018, the total outstanding on these notes was $7,149,000 at a 2.00% annual interest rate compounded monthly and due March 31, 2020. As of June 30, 2019, $7,213,000 was outstanding on these notes. Additionally, RPAC has a short term promissory note to an unrelated party for $500,000 due on December 31, 2019.

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

The following table presents the operating lease costs and additional information for the three and six months ended June 30, 2019.

(Dollars in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	$531	$1,062
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	537	1,124
Right-of-use asset obtained in exchange for lease liability	(14)	(30)

The following table presents the breakout of the operating leases as of June 30, 2019.

(Dollars in thousands)	June 30, 2019
Operating lease right-of-use assets	$11,767
Other current liabilities	1,872
Operating lease liabilities	11,273
Total operating lease liabilities	13,145
Weighted average remaining lease term	4 years
Weighted average discount rate	4.26

At June 30, 2019, maturities of the lease liabilities were as follows.

(Dollars in thousands)
Remainder of 2019	$1,180
2020	2,380
2021	2,278
2022	2,216
2023	2,136
Thereafter	6,049
Total lease payments	$16,239
Less imputed interest	3,094
Total operating lease liabilities	$13,145

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Goodwill and other intangibles	$(44,574)	$(45,272)
Provision for loan losses	20,743	25,790
Net operating loss carryforwards(1)	19,464	11,132
Accrued expenses, compensation, and other assets	1,374	1,844
Unrealized gains on other investments	(3,399)	(2,024)
Total deferred tax liability	(6,392)	(8,530)
Valuation allowance	(223)	(255)
Deferred tax liability, net	(6,615)	(8,785)
Taxes receivable	1,203	1,812
Net deferred and other tax liabilities	$(5,412)	$(6,973)

(1)

As of June 30, 2019, the Company and its subsidiaries had an estimated $77,535 of net operating loss carryforwards, $1,712 of which expire at various dates between December 31, 2026 and December 31, 2035, which had a net asset value of $19,241 as of June 30, 2019.

The components of our tax benefit for the three and six months ended June 30, 2019 and 2018 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Current
Federal	$—	$418	$(869)	$6,313
State	(136)	58	(959)	1,240
Deferred
Federal	1,588	2,919	2,198	(972)
State	383	626	1,721	(1,920)
Net benefit for income taxes	$1,835	$4,021	$2,091	$4,661

The following table presents a reconciliation of statutory federal income tax benefit to consolidated actual income tax benefit reported in net loss/net decrease in net assets for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Statutory Federal Income tax benefit at 21%	$1,663	$3,971	$1,284	$7,229
State and local income taxes, net of federal income tax benefit	194	598	87	1,101
Appreciation of Medallion Bank	—	—	—	(1,974)
Utilization of carry forwards	—	(663)	—	(663)
Change in state income tax accruals	—	—	686	—
Change in effective state income tax rate	—	—	—	(1,358)
Other	(22)	115	34	326
Total income tax benefit	$1,835	$4,021	$2,091	$4,661

On December 22, 2017, the US government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduced the Company’s corporate statutory income tax rate from 35% to 21%, but eliminated or increased certain permanent differences.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of June 30, 2019.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah tax filings of the Company for the tax years 2015 through the present are the more significant filings that are open for examination.

(10) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan (2018 Plan), which was approved by the Company’s shareholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, stock appreciation rights, etc. A total of 1,500,253 shares of the Company’s common stock are issuable under the 2018 Plan, and 917,173 remained issuable as of June 30, 2019. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever first occurs.

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

Additional shares are only available for future issuance under the 2018 Plan. At June 30, 2019, 498,714 options on the Company’s common stock were outstanding under the Company’s plans, of which 77,889 options were exercisable, and there were 237,878 unvested shares of the Company’s common stock outstanding under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $2.98 per share for the six months ended June 30, 2019, and there were no options granted during the six months ended June 30, 2018. The following assumption categories are used to determine the value of any option grants.

	Six Months Ended June 30,
	2019	2018
Risk free interest rate	2.39%	2.82%
Expected dividend yield	0.79	4.86
Expected life of option in years(1)	6.25	6.00
Expected volatility(2)	48.45	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2019 quarters and the 2018 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017	320,626	$2.14-13.84	$8.78
Granted	39,000	5.27-5.58	5.46
Cancelled	(214,960)	9.22-9.24	9.22
Exercised(1)	—	—	—
Outstanding at December 31, 2018	144,666	2.06-13.84	7.23
Granted	374,377	5.21-6.55	6.48
Cancelled	(18,000)	7.49-9.38	8.44
Exercised(1)	—	—	—
Outstanding at March 31, 2019	501,043	2.14-13.84	6.63
Granted	1,104	6.55	6.55
Cancelled	(3,433)	6.55-7.49	7.10
Exercised(1)	—	—	—
Outstanding at June 30, 2019(2)	498,714	$2.14-13.84	$6.62
Options exercisable at June 30, 2019(2)	77,889	$2.14-13.84	$8.63

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 for each of the 2019 and 2018 second quarter and six months.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2019 and the related exercise price of the underlying options, was $277,000 for outstanding options and $71,000 for exercisable options as of June 30, 2019. The remaining contractual life was 9.06 years for outstanding options and 6.11 years for exercisable options at June 30, 2019.

The following table presents the activity for the restricted stock programs for the 2019 quarters and the 2018 full year.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017	408,582	$2.06-10.38	$3.45
Granted	101,010	3.93-5.27	4.41
Cancelled	(9,737)	3.93-9.08	4.66
Vested(1)	(308,940)	2.06-10.38	3.35
Outstanding at December 31, 2018	190,915	2.14-5.27	4.06
Granted	163,098	6.55	6.55
Cancelled	(1,699)	3.93-3.95	3.94
Vested(1)	(101,832)	3.93-4.39	4.07
Outstanding at March 31, 2019	250,482	2.14-6.55	5.68
Granted	4,751	6.55-7.03	6.98
Cancelled	(949)	3.95-6.55	6.40
Vested(1)	(16,406)	2.06-7.03	3.35
Outstanding at June 30, 2019(2)	237,878	$3.95-6.55	$5.86

(1)	The aggregate fair value of the restricted stock vested was $113,000 and $736,000 for the three and six months ended June 30, 2019, and was $0 and $1,209,000 for the comparable 2018 periods.
(2)	The aggregate fair value of the restricted stock was $1,603,000 as of June 30, 2019. The remaining vesting period was 2.67 years at June 30, 2019.

The following table presents the activity for the unvested options outstanding under the plans for the 2019 quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	62,777	$2.14-7.10	$4.59
Granted	374,377	5.21-6.55	6.48
Cancelled	—	—	—
Vested	—	—	—
Outstanding at March 31, 2019	437,154	2.14-7.10	6.21
Granted	1,104	6.55	6.55
Cancelled	(1,433)	6.55	6.55
Vested	(16,000)	2.22-7.10	5.12
Outstanding at June 30, 2019	420,825	$2.14-6.55	$6.25

The intrinsic value of the options vested was $26,000 for each of the three and six months ended June 30, 2019.

(11) SEGMENT REPORTING (Bank Holding Company Accounting)

Under Bank Holding Company Accounting, the Company has six business segments, which include four lending and two non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

Prior to April 2, 2018, the Company had one business segment, its lending and investing operations. This segment originated and serviced medallion, secured commercial, and consumer loans, and invested in both marketable and nonmarketable securities.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states, with the highest concentrations in Texas, California, and Florida at 16%, 10%, and 10% of loans outstanding and with no other states over 10% as of June 30, 2019. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 62%, 19%, and 11% of the segment portfolio as of June 30, 2019. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in swimming pools, roofs, solar panels, and windows, at 26%, 18%, 14%, and 12% of total home improvement loans outstanding, and with no other product lines over 10% as of June 30, 2019. The commercial lending segment focuses on enterprise wide industries, including manufacturing services, and various other industries, in which 59% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of the taxicab medallions, taxicabs, and related assets, of which 88% were in New York City as of June 30, 2019.

In addition, our non-operating segments include RPAC, which is a race car team, and our corporate and other investments segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements.

As part of the segment reporting, capital ratios for all operating segments have been normalized at 20%, which approximates the percentage of consolidated total equity divided by total assets, with the net adjustment applied to corporate and other investments for the three and six months ended June 30, 2019. In addition, in the current quarter the commercial segment exclusively represents the mezzanine lending business, and the legacy commercial loan business (immaterial to total) has been re-allocated to corporate and other investments for all periods presented.

The following tables present segment data as of June 30, 2019 and for the three and six months then ended, and as of June 30, 2018, and for the three months then ended.

	Consumer Lending						Corp.
Three Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$24,370	$4,678	$1,641		$666	$—	$660	$32,015
Total interest expense	3,189	1,037	666		1,591	36	2,302	8,821
Net interest income (loss)	21,181	3,641	975		(925)	(36)	(1,642)	23,194
Provision for loan losses	6,176	813	—		8,182	—	—	15,171
Net interest income (loss) after loss provision	15,005	2,828	975		(9,107)	(36)	(1,642)	8,023
Sponsorship and race winnings	—	—	—		—	4,889	—	4,889
Race team related expenses	—	—	—		—	(2,550)	—	(2,550)
Other (expense)	(5,938)	(1,719)	(780)		(6,558)	(1,717)	(2,128)	(18,840)
Net income (loss) before taxes	9,067	1,109	195		(15,665)	586	(3,770)	(8,478)
Income tax benefit (provision)	(2,349)	(288)	(48)		3,779	(141)	882	1,835
Net income (loss) after tax	$6,718	$821	$147		$(11,886)	$445	$(2,888)	$(6,643)
Balance Sheet Data
Total loans net	$655,868	$206,636	$60,395		$121,314	$—	$3,592	$1,047,805
Total assets	667,600	217,757	86,725		235,948	33,526	240,397	1,481,953
Total funds borrowed	531,708	173,226	68,654		187,575	7,713	186,460	1,155,336
Selected Financial Ratios
Return on assets	4.21%	1.94%	0.66%		(19.43)%	5.54%	(4.82)%	(2.06)%
Return on equity	16.16	7.88	3.31		(97.16)	(47.72)	(20.68)	(10.34)
Interest yield	15.53	9.46	11.02		1.99	N/A	N/A	11.67
Net interest margin	13.50	7.36	6.55		(2.77)	N/A	N/A	8.46
Reserve coverage	1.90	1.39	0.71	(1)	16.88	N/A	N/A	3.74
Delinquency ratio	0.56	0.08	1.13	(1)	2.66	N/A	N/A	0.78
Charge-off ratio	1.55	0.17	0.00	(1)	26.47	N/A	N/A	4.46

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.

	Consumer Lending						Corp.
Six Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$46,849	$9,003	$3,517		$1,507	$—	$1,182	$62,058
Total interest expense	5,963	1,943	1,367		3,500	72	3,698	16,543
Net interest income (loss)	40,886	7,060	2,150		(1,993)	(72)	(2,516)	45,515
Provision for loan losses	13,181	1,362	—		13,516	—	455	28,514
Net interest income (loss) after loss provision	27,705	5,698	2,150		(15,509)	(72)	(2,971)	17,001
Sponsorship and race winnings	—	—	—		—	8,068	—	8,068
Race team related expenses	—	—	—		—	(4,548)	—	(4,548)
Other (expense)	(11,320)	(3,356)	(1,095)		(5,344)	(3,514)	(3,231)	(27,860)
Net income (loss) before taxes	16,385	2,342	1,055		(20,853)	(66)	(6,202)	(7,339)
Income tax benefit (provision)	(4,244)	(607)	(254)		5,030	16	2,150	2,091
Net income (loss) after tax	$12,141	$1,735	$801		$(15,823)	$(50)	$(4,052)	$(5,248)
Balance Sheet Data
Total loans net	$655,868	$206,636	$60,395		$121,314	$—	$3,592	$1,047,805
Total assets	667,600	217,757	86,725		235,948	33,526	240,397	1,481,953
Total funds borrowed	531,708	173,226	68,654		187,575	7,713	186,460	1,155,336
Selected Financial Ratios
Return on assets	3.93%	1.98%	1.81%		(12.53)%	(0.32)%	(3.16)%	(0.89)%
Return on equity	16.26	8.65	9.03		(62.63)	(3.13)	(12.54)	(4.36)
Interest yield	15.49	9.44	11.85		2.17	N/A	N/A	11.58
Net interest margin	13.52	7.40	7.24		(2.87)	N/A	N/A	8.49
Reserve coverage	1.90	1.39	0.71	(1)	16.88	N/A	N/A	3.74
Delinquency ratio	0.56	0.08	1.13	(1)	2.66	N/A	N/A	0.78
Charge-off ratio	2.43	0.26	0.00	(1)	23.94	N/A	N/A	4.88

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.

	Consumer Lending						Corp.
Three Months Ended June 30, 2018 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$22,132	$4,637	$2,217		$3,189	$—	$469	$32,644
Total interest expense	2,136	739	485		3,373	41	1,151	7,925
Net interest income (loss)	19,996	3,898	1,732		(184)	(41)	(682)	24,719
Provision for loan losses	4,710	877	175		24,814	—	—	30,576
Net interest income (loss) after loss provision	15,286	3,021	1,557		(24,998)	(41)	(682)	(5,857)
Sponsorship and race winning	—	—	—		—	5,228	—	5,228
Race team related expenses	—	—	—		—	(2,540)	—	(2,540)
Other (expense)	(5,520)	(1,685)	(942)		(2,811)	(2,237)	(1,541)	(14,736)
Net income (loss) before taxes	9,766	1,336	615		(27,809)	410	(2,223)	(17,905)
Income tax benefit (provision)	(2,162)	(296)	(136)		6,157	(43)	501	4,021
Net income (loss) after tax	$7,604	$1,040	$479		$(21,652)	$367	$(1,722)	$(13,884)
Balance Sheet Data as of June 30, 2018
Total loans net	$595,385	$195,321	$74,610		$258,062	$—	$5,320	$1,128,698
Total assets	599,960	206,298	86,107		386,225	37,861	218,078	1,534,529
Total funds borrowed	456,955	159,913	50,872		402,955	7,578	148,069	1,226,342
Balance Sheet Data as of December 31, 2018
Total loans net	$580,182	$181,359	$59,973		$155,863	$—	$4,110	$981,487
Total assets	590,746	188,892	90,264		273,501	29,925	208,518	1,381,846
Total funds borrowed	434,527	143,815	51,266		294,465	7,649	130,306	1,062,028
Selected Financial Ratios as of June 30, 2018
Return on assets	5.32%	2.13%	2.17%		(21.69%)	3.89%	(3.01%)	(4.53%)
Return on equity	23.33	9.74	4.64		NM	22.38	(8.32)	(22.00)
Interest yield	15.62	10.02	11.10		4.43	N/A	N/A	11.23
Net interest margin	14.12	8.43	8.67		(0.26)	N/A	N/A	8.57
Reserve coverage	0.33	0.28	0.23		6.77	N/A	N/A	1.86
Delinquency ratio	0.40	0.06	0.27	(1)	4.49	N/A	N/A	1.32
Charge off ratio	0.82	0.30	0.00	(1)	2.18	N/A	N/A	3.19

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.

(12) OTHER OPERATING EXPENSES (Investment Company Accounting)

The major components of other operating expenses were as follows:

(Dollars in thousands)	For the Three Months Ended March 31, 2018
Directors’ fees	$89
Miscellaneous taxes	120
Computer expenses	74
Depreciation and amortization	23
Other expenses	161
Total other operating expenses	$467

(13) SELECTED FINANCIAL RATIOS AND OTHER DATA (Investment Company Accounting)

The following table provides selected financial ratios and other data for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2018
Net share data
Net asset value at the beginning of the period	$11.80
Net investment loss	(0.15)
Income tax benefit	0.03
Net realized losses on investments	(1.44)
Net change in unrealized appreciation on investments	0.94
Net decrease in net assets resulting from operations	(0.62)
Issuance of common stock	(0.03)
Repurchase of common stock	—
Net investment income	—
Return of capital	—
Net realized gains on investments	—
Total distributions	—
Total decrease in net asset value	(0.65)
Net asset value at the end of the period(1)	$11.15
Per share market value at beginning of period	$3.53
Per share market value at end of period	4.65
Total return(2)	(129)%
Ratios/supplemental data
Total shareholders’ equity (net assets)	$272,437
Average net assets	$284,021
Total expense ratio(3) (4)	10.02%
Operating expenses to average net assets(4)	5.87
Net investment loss after income taxes to average net assets(4)	(4.61)%

(1)	Includes $0 of undistributed net investment income per share and $0 of undistributed net realized gains per share as of March 31, 2018.
(2)

Total return is calculated by dividing the change in market value of a share of common stock during the period, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the period.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)

MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,290, and operating expenses of $1,150, which formerly were the Company’s, were MSC’s for the three months ended March 31, 2018. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income ratio would have been 11.75%, 7.51%, and (4.49%) in the March 31, 2018 quarter.

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

Employment agreements expire at various dates through 2023, with no material changes since December 31, 2018. Accordingly, the future minimum payments under these agreements were approximately $4,916,000.

(B) OTHER COMMITMENTS

Except as described in the following paragraph, the Company had no commitments to extend credit or make investments outstanding at June 30, 2019. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has commitments for leased premises that expire at various dates through April 30, 2027. At June 30, 2019, minimal rental commitments for non-cancelable leases were $16,218,000.

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

(D) REGULATORY

In the ordinary course of business, the Company and its subsidiaries are subject to inquiries from certain regulators. During 2014, FSVC was examined by the SBA. The foregoing regulatory examination was resolved in January 2017 as a result of FSVC’s transfer to liquidation status and the restructure of the FSVC loan described in Note 7.

(15) RELATED PARTY TRANSACTIONS

Certain directors, officers and shareholders of the Company are also directors and officers of its main subsidiaries, MFC, MCI, FSVC, and the Bank, as well as other subsidiaries. Officer salaries are set by the Board of Directors of the Company.

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

The Company’s subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which it makes an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,213,000 that earns interest at an annual rate of 2% as of June 30, 2019.

In the 2019 second quarter, RPAC entered into a sponsorship agreement with Victory Junction, a 501(c)(3) public charity for which Richard Petty is a Board member, for $7,000,000 for sponsorship during the remaining 2019 race car season.

The Company and MSC serviced $308,346,000 of loans for the Bank at March 31, 2018. Under Investment Company Accounting, included in net investment income were amounts as described in the table below that were received from the Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company had assigned its servicing rights to the Bank portfolio to MSC, a wholly-owned entity that had been unconsolidated under Investment Company Accounting. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from the Bank by MSC. As a result, in the three months ended March 31, 2018, $1,290,000 of servicing fee income was earned by MSC.

The following table summarizes the net revenues received from the Bank not eliminated under Investment Company Accounting.

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

The Company and MCI have loans to RPAC which have been eliminated in consolidation since April 2, 2018. The loans bear interest at 2%, inclusive of cash and paid in kind interest. The Company and MCI recognized $0 of interest income for the three months ended March 31, 2018 with respect to these loans.

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

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2019 and December 31, 2018, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and federal funds sold(1)	$72,148	$72,148	$57,713	$57,713
Equity investments	9,797	9,797	9,197	9,197
Investment securities	44,820	44,820	45,324	45,324
Loans receivable	1,047,805	1,047,805	981,487	981,487
Accrued interest receivable(2)	7,742	7,742	7,413	7,413
Financial liabilities
Funds borrowed(3)	1,155,336	1,157,206	1,062,028	1,062,297
Accrued interest payable(2)	4,205	4,205	3,852	3,852

(1)	Categorized as level 1 within the fair value hierarchy. See Note 17.
(2)	Categorized as level 3 within the fair value hierarchy. See Note 17.
(3)	As of June 30, 2019 and December 31, 2018, publicly traded retail notes traded at a premium to par of $1,870 and $269.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

June 30, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,797	$9,797
Available for sale investment securities(1)	—	44,820	—	44,820
Total	$—	$44,820	$9,797	$54,617

(1)	Total unrealized income of $1,227, net of tax, was included in accumulated other comprehensive income (loss) for the six months ended June 30, 2019 related to these assets.

December 31, 2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,197	$9,197
Available for sale investment securities(1)	—	45,324	—	45,324
Total	$—	$45,324	$9,197	$54,521

(1)	Total unrealized losses of $82, net of tax, was included in accumulated other comprehensive income (loss) for the nine months ended December 31, 2018 related to these assets.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the three and six months ended June 30, 2019 and the three months ended June 30, 2018, under Bank Holding Company Accounting, and for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Equity Investments
March 31, 2019	$8,699
Losses included in earnings	(502)
Purchases, investments, and issuances	1,600
Sales, maturities, settlements, and distributions	—
June 30, 2019	$9,797
Amounts related to held assets(1)	$(502)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2019.

(Dollars in thousands)	Equity Investments
December 31, 2018	$9,197
Gains included in earnings	96
Purchases, investments, and issuances	1,650
Sales, maturities, settlements, and distributions	(1,146)
June 30, 2019	$9,797
Amounts related to held assets(1)	$(306)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2019.

(Dollars in thousands)	Equity Investments
March 31, 2018	$9,458
Losses included in earnings	(374)
Purchases, investments, and issuances	529
Sales, maturities, settlements, and distributions	(217)
Transfers in(1)	1,377
June 30, 2018	$10,773
Amounts related to held assets(2)	$(374)

(1)	Represents the removal of RPAC Racing investments eliminated in consolidation as well as the transfer of LAX from controlled subsidiaries during the 2018 second quarter.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of June 30, 2018.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subsidiaries	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2017	$208,279	$90,188	$302,147	$9,521	$7,450	$339
Gains (losses) included in earnings	(38,190)	(8)	29,143	(993)	(1,915)	—
Purchases, investments, and issuances	7	7,252	462	935	—	—
Sales, maturities, settlements, and distributions	(8,941)	(3,812)	(583)	(5)	—	—
March 31, 2018	$161,155	$93,620	$331,169	$9,458	$5,535	$339
Amounts related to held assets(1)	$(38,190)	$(10)	$29,143	$(993)	$(1,915)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period, which relate to assets held as of March 31, 2018.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018 under Bank Holding Company Accounting.

June 30, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$26,878	$26,878
Loan collateral in process of foreclosure	—	—	52,368	52,368
Total	$—	$—	$79,246	$79,246

December 31, 2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$34,877	$34,877
Loan collateral in process of foreclosure	—	—	49,495	49,495
Total	$—	$—	$84,372	$84,372

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

The valuation techniques and significant unobservable inputs used in recurring level 3 fair value measurements of assets and liabilities as of June 30, 2019 and December 31, 2018 were as follows under Bank Holding Company Accounting.

(Dollars in thousands)	Fair Value at 6/30/19	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity Investments	$6,314	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	2,028	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Precedent arm’s length offer	Business enterprise value	$6,014 – $7,214
			Business enterprise value/revenue multiples	0.96x – 4.44x
	1,455	Precedent market transaction	Offering price	$8.73 / share

(Dollars in thousands)	Fair Value at 12/31/18	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$5,683	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,850	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Precedent arm’s length offer	Business enterprise value	$6,014 – $7,214
			Business enterprise value/revenue multiples	0.96x – 4.54x
	1,455	Precedent market transaction	Offering price	$8.73 / share
	209	Investee book value	Valuation indicated by investee filings	N/A

(18) SMALL BUSINESS LENDING FUND PROGRAM (SBLF) AND TROUBLED ASSETS RELIEF PROGRAM (TARP)

On February 27, 2009 and December 22, 2009, the Bank issued, and the US Treasury purchased under the TARP Capital Purchase Program (the CPP) the Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, the Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E (Series E) for an aggregate purchase price of $26,303,000 under the SBLF. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. the Bank pays a dividend rate of 9% on the Series E.

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

(20) SUBSEQUENT EVENTS

On July 3, 2019, a credit facility with a maturity date of July 31, 2019 was extended until February 28, 2021.

On July 16, 2019, the Company paid $10,819,000 at maturity in satisfaction of all its outstanding obligations under one of its credit facilities. In connection with this payment, the Company obtained a waiver from one of its other lenders, with a term note of $3,096,000, of certain resulting repayment and other obligations, which waiver expires on August 16, 2019. While there can be no assurance, the Company is working with the lender to extend such waiver.

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). We are transitioning away from medallion lending and placing our strategic focus on our growing consumer finance business. As a result of our change in strategy, as of June 30, 2019, our consumer loans represented 82% of our net loan portfolio, with medallion loans representing 12% and commercial loans representing 6%. Total assets under management and management of our unconsolidated wholly-owned subsidiaries (prior to April 2, 2018), which includes our managed net investment portfolio, as well as assets serviced for third party investors and unconsolidated subsidiaries, were $1,620,000,000 as of June 30, 2019, and were $1,522,000,000 and $1,561,000,000 as of December 31, 2018 and June 30, 2018, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s Board of Directors to withdraw the Company’s election to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended (1940 Act), and we withdrew such election effective April 2, 2018. At that point, we were no longer a BDC or subject to the provisions of the 1940 Act applicable to BDCs. Historically, the composition of the Company’s assets caused it to meet the definition of an “investment company,” and the Company made a corresponding election to be treated as a BDC. Now that the Company has de-elected BDC status, it operates so as to fall outside the definition of an “investment company” or within an applicable exception.

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

Our wholly-owned subsidiary, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxicab medallion and commercial loans to Medallion Bank, which originated these loans, and have been serviced by Medallion Servicing Corp. (MSC). However, at this time Medallion Bank is not originating any new taxi medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, although it is less than one times Tier 1 capital as of June 30, 2019. MSC earns referral and servicing fees for these activities.

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

Average Balances and Rates (Bank Holding Company Accounting)

The following tables show the Company’s consolidated average balance sheet, interest income and expense and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities for three months ended June 30, 2019 and 2018, and for the six months ended June 30, 2019.

	Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$34,001	$153	1.80%	$26,211	$95	1.47%
Investment securities	44,560	404	3.64	43,257	284	2.67
Loans
Recreation	629,383	24,370	15.53	562,735	22,214	16.01
Home improvement	198,352	4,678	9.46	189,562	4,542	9.72
Commercial	59,721	1,744	11.71	80,130	2,778	14.06
Medallion	134,007	666	1.99	277,515	2,731	3.99
Total loans	1,021,463	31,458	12.35	1,109,942	32,265	11.79
Total interest-earning assets	1,100,024	32,015	11.67	1,179,410	32,644	11.23
Non-interest-earning assets
Cash	45,364			10,374
Equity investments	9,361			10,940
Loan collateral in process of foreclosure(1)	50,048			60,614
Goodwill and intangible assets	204,243			211,394
Deferred tax asset	—			2,900
Other assets	48,588			35,249
Total non-interest-earning assets	357,604			331,471
Total assets	$1,457,628			$1,510,881
Interest-bearing liabilities
Deposits	$895,215	$5,484	2.46%	$871,483	$4,200	1.93%
DZ loan	—	—	0.00	97,660	884	3.63
SBA debentures and borrowings	78,036	756	3.89	78,136	752	3.86
Notes payable to banks	49,932	601	4.83	73,985	821	4.45
Retail and privately placed notes	63,625	1,552	9.78	33,625	875	10.44
Preferred securities	33,000	392	4.76	33,000	353	4.29
Other borrowings	7,701	36	1.88	9,561	40	1.68
Total interest-bearing liabilities	1,127,509	8,821	3.14	1,197,450	7,925	2.65
Non-interest-bearing liabilities
Deferred tax liability	6,958			—
Other liabilities	32,328			19,124
Total non-interest-bearing liabilities	39,286			19,124
Total liabilities	1,166,795			1,216,574
Non controlling interest	27,238			27,211
Total stockholders’ equity	263,595			267,096
Total liabilities and stockholders' equity	$1,457,628			$1,510,881
Net interest income		$23,194			$24,719
Net interest margin			8.46%			8.57%

(1)	Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $4,290 as of June 30, 2019.

During the quarter, our net loans receivable had a yield of 12.35% (compared to 11.79% in the prior year quarter), mainly driven by the increase in the average yield on recreation and home improvement loans even as yields have declined overall. The debt, mainly certificates of deposit, helps fund the growing consumer loan business and as the market rates have increased, there has been an overall increase in the average borrowing rate.

	Six Months Ended June 30, 2019
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$33,910	$298	1.77%
Investment securities	44,505	690	3.13
Loans
Recreation	609,930	46,849	15.49
Home improvement	192,405	9,003	9.44
Commercial	59,862	3,711	12.50
Medallion	140,095	1,507	2.17
Total loans	1,002,292	61,070	12.29
Total interest-earning assets	1,080,707	62,058	11.58
Non-interest-earning assets
Cash	37,192
Equity investments	9,223
Loan collateral in process of foreclosure(1)	50,913
Goodwill and intangible assets	204,424
Other assets	44,296
Total non-interest-earning assets	346,048
Total assets	1,426,755
Interest-bearing liabilities
Deposits	$884,164	$10,406	2.37%
SBA debentures and borrowings	78,956	1,520	3.88
Notes payable to banks	54,459	1,266	4.69
Retail and privately placed notes	50,249	2,489	9.99
Preferred securities	33,000	790	4.83
Other borrowings	7,684	72	1.89
Total interest-bearing liabilities	1,108,512	16,543	3.01
Non-interest-bearing liabilities
Deferred tax liability	6,896
Other liabilities	21,313
Total non-interest-bearing liabilities	28,209
Total liabilities	1,136,721
Non controlling interest	27,392
Total stockholders’ equity	262,642
Total liabilities and stockholders' equity	$1,426,755
Net interest income		$45,515
Net interest margin			8.49%

(1)	Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $4,290 as of June 30, 2019.

For the six months ended June 30, 2019, our net loans receivable had a yield of 12.29%, which was mainly driven by the recreation loans with average yields of 15.49% along with the growing portfolio. The recreation loans are mainly driven by the RV and boat business and led to a majority of our interest income. The debt, mainly certificates of deposit that assist in funding the growing consumer business, has an average rate of borrowing of 3.01%.

Rate/Volume Analysis (Bank Holding Company Accounting)

The following tables present the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the periods indicated.

	Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$32	$26	$58	$(8)	$(33)	$(41)
Investment securities	9	111	120	9	28	37
Loans
Recreation	2,760	(604)	2,156	929	(902)	27
Home improvement	259	(123)	136	205	237	442
Commercial	(640)	(394)	(1,034)	(5)	429	424
Medallion	(1,078)	(987)	(2,065)	(151)	(308)	(459)
Total loans	1,301	(2,108)	(807)	978	(544)	434
Total interest-earning assets	1,342	(1,971)	(629)	979	(549)	430
Interest-bearing liabilities
Deposits	139	1,145	$1,284	$79	$457	$536
DZ loan	(484)	(400)	(884)	(11)	84	73
SBA debentures and borrowings	(1)	5	4	(5)	—	(5)
Notes payable to banks	(290)	70	(220)	(62)	66	4
Retail and privately placed notes	732	(55)	677	—	(9)	(9)
Preferred securities	—	39	39	—	38	38
Other borrowings	(9)	5	(4)	9	(6)	3
Total interest-bearing liabilities	87	809	896	10	630	640
Net	$1,255	$(2,780)	$(1,525)	$969	$(1,179)	$(210)

	Six Months Ended June 30, 2019
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$(146)	$64	$(82)
Investment securities	(4)	121	117
Loans
Recreation	3,163	(1,265)	1,898
Home improvement	516	(248)	268
Commercial	(1,249)	(318)	(1,567)
Medallion	(1,322)	(905)	(2,227)
Total loans	1,108	(2,736)	(1,628)
Total interest-earning assets	958	(2,551)	(1,593)
Interest-bearing liabilities
Deposits	(170)	1,409	1,239
DZ loan	(605)	(520)	(1,125)
SBA debentures and borrowings	(23)	10	(13)
Notes payable to banks	(338)	67	(271)
Retail and privately placed notes	792	(53)	739
Preferred securities	—	52	52
Other borrowings	(10)	3	(7)
Total interest-bearing liabilities	(354)	968	614
Net	$1,312	$(3,519)	$(2,207)

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following tables show the average borrowings and related borrowing costs for the three and six months ended June 30, 2019 and 2018. Our average balances declined during the current quarter and six months ended June 30, 2019, reflecting the contraction in the medallion loan portfolio, mainly due to the deconsolidation of Trust III in the 2018 fourth quarter, but partly offset by the increase of certificates of deposits as the consumer business continues to grow. The increase in borrowing costs primarily reflects the repricing of term borrowings based upon the current market conditions, and the increase in deposit balances reflect the lengthening of their maturity profile.

	Bank Holding Company Accounting
	Three Months Ended			Six Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2019
Deposits	$5,484	$895,215	2.46%	$10,406	$884,164	2.37%
SBA debentures and borrowings	756	78,036	3.89	1,520	78,956	3.88
Notes payable to banks	601	49,932	4.83	1,266	54,459	4.69
Retail and privately placed notes	1,552	63,625	9.78	2,489	50,249	9.99
Preferred securities	392	33,000	4.76	790	33,000	4.83
Other borrowings	36	7,701	1.88	72	7,684	1.89
Total borrowings	$8,821	$1,127,509	3.14	$16,543	$1,108,512	3.01

	Bank Holding Company Accounting			Combined (1)
	Three Months Ended			Six Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs	Interest Expense	Average Balance	Average Borrowing Costs
June 30, 2018
Deposits	$4,200	$871,483	1.93%	$4,200	$871,483	1.93%
DZ loan	884	97,660	3.63	1,686	98,318	3.46
SBA debentures and borrowings	752	78,136	3.86	1,501	78,420	3.86
Notes payable to banks	821	73,985	4.45	1,634	76,979	4.28
Retail notes	875	33,625	10.44	1,750	33,625	10.50
Preferred securities	353	33,000	4.29	665	33,000	4.06
Other borrowings	40	9,561	1.68	40	9,561	1.68
Total borrowings	$7,925	$1,197,450	2.65	$11,476	$1,201,386	1.93

(1)	Results include the three months ended June 30, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

We expect to continue to seek SBA funding through Medallion Capital, Inc. (Medallion Capital) to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2019 and 2018, short-term adjustable rate debt constituted 6% and 14% of total debt.

Loans

The gross loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. During the three and six months ended June 30, 2019, there was continued growth in the consumer lending segments, which was partially offset by the various commercial loans settled during the period and payments received from borrowers.

Three Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallions	Total
Gross loans- March 31, 2019	$609,999	$193,275	$55,211	$165,715	$1,024,200
Loan originations	102,695	33,533	9,270	—	145,498
Principal payments	(41,641)	(16,580)	(70)	(3,164)	(61,455)
Charge-offs, net	(2,433)	(86)	—	(8,844)	(11,363)
Transfer to loans in process of foreclosure, net	(3,491)	—	—	(6,863)	(10,354)
Other	3,411	(593)	31	(900)	1,949
Gross loans- June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475

Six Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans- December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	166,327	60,180	9,770	—	236,277
Principal payments	(72,890)	(32,779)	(9,413)	(6,599)	(121,681)
Charge-offs, net	(7,363)	(245)	—	(16,631)	(24,239)
Transfer to loans in process of foreclosure, net	(6,883)	—	—	(12,568)	(19,451)
Other	2,311	(762)	2	(1,864)	(313)
Gross loans- June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475

Provision and Allowance for Loan Loss (Bank Holding Company Accounting)

During the three months ended June 30, 2019, New York medallion values (representing approximately 88% of the medallion loan portfolio) remained constant at $169,500, while Chicago medallion values dropped from $29,500 to $19,500, whereas for the three months ended June 30, 2018, New York medallion values declined from $183,500 to $181,000 and the Chicago medallion value remained consistent. In addition, loans continued to age over 90 or 120 days, and were reserved and charged-off down to their collateral value. The provision and allowance also included the general reserve of $5,247,000 for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses as of June 30, 2019, whereas for the three months ended June 30, 2018 it included the initial general reserve of $6,663,000. This figure as of June 30, 2019, excludes the general reserve of $17,351,000 at Medallion Bank, much of which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded general reserves of $6,092,000.

During the six months ended June 30, 2019, the New York medallion values declined to a net realizable value of $169,500 from $181,000 at December 31, 2018. Overall loans continued to age over 90 and 120 days which they are then reserved and subsequently charged-off.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019		2018		2019
Allowance for loan losses – beginning balance	$36,862		$—	(1)	$36,395
Charge-offs
Recreation	(4,395)		(4,646)		(10,921)
Home improvement	(539)		(561)		(1,088)
Commercial	—		—		—
Medallion	(9,242)		(6,280)		(18,029)
Total charge-offs	(14,176)		(11,487)		(30,038)
Recoveries
Recreation	1,962		1,899		3,558
Home improvement	453		239		843
Commercial	—		4		—
Medallion	398		194		1,398
Total recoveries	2,813		2,336		5,799
Net charge-offs(2)	(11,363)		(9,151)		(24,239)
Provision for loan losses	15,171		30,576		28,514
Allowance for loan losses – ending balance	$40,670	(3)	$21,425		$40,670	(3)

(1)

Beginning balance reflects the transition to Bank Holding Company Accounting by netting previously established unrealized depreciation against the gross loan balances, resulting in a starting point of zero for the three months ended June 30, 2018.

(2)	As of June 30, 2019, cumulative net charge-offs of loans and loans in process of foreclosure in the medallion portfolio were $237,671, representing collection opportunities for the Company.
(3)

Includes $5,247 of a general reserve for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 13% of the total allowance, and 3.82% of the loans in question. As of June 30, 2019, this figure excludes $17,351 of a general reserve on loans at Medallion Bank, much of which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded general reserves of $6,092.

The following tables present the allowance by segment as a percentage of loans as of June 30, 2019 and December 31, 2018 under Bank Holding Company Accounting.

June 30, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$12,672	31%	1.90%
Home Improvement	2,913	7	1.39
Commercial	455	1	0.71
Medallion	24,630	61	16.88
Total	$40,670	100%	3.74

December 31, 2018 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$6,856	19%	1.17%
Home Improvement	1,796	5	0.98
Commercial	—	—	0.00
Medallion	27,743	76	15.11
Total	$36,395	100%	3.58%

The following table sets forth the pre-tax changes in our unrealized appreciation (depreciation) on investments for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2017	$(20,338)	$(513)	$158,920	$3,121	$(1,490)	$139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	37,797
Depreciation on investments	(38,170)	18	—	—	(1,915)	(40,067)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	34,747	—	—	—	—	34,747
Balance March 31, 2018	$(23,761)	$(495)	$197,715	$2,123	$(3,405)	$172,177

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2019		March 31, 2019		December 31, 2018		June 30, 2018
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Recreation	$3,613	0.3%	$3,282	0.3%	$4,020	0.4%	$2,402	0.2%
Home improvement	165	0.0	156	0.0	135	0.0	115	0.0
Commercial	731	0.1	710	0.1	279	0.0	215	0.0
Medallion	3,746	0.4	3,954	0.4	15,720	1.6	12,429	1.1
Total loans 90 days or more past due	$8,255	0.8%	$8,102	0.8%	$20,154	2.0%	$15,161	1.3%

(1)	Percentages are calculated against the total loan portfolio.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 210%, 220%, and 211% as of June 30, 2019, December 31, 2018, and June 30, 2018.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loans in process of foreclosure. The following tables show the activity of loans in process of foreclosure for the three and six months ended June 30, 2019.

Three Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – March 31, 2019	$1,180	$48,628	$49,808
Transfer from loans, net	3,491	6,863	10,354
Sales	(2,034)	(175)	(2,209)
Cash payments received	—	(1,931)	(1,931)
Collateral valuation adjustments	(1,682)	(1,972)	(3,654)
Loans in process of foreclosure – June 30, 2019	$955	$51,413	$52,368

Six Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	6,883	12,568	19,451
Sales	(4,111)	(551)	(4,662)
Cash payments received	—	(4,505)	(4,505)
Collateral valuation adjustments	(3,320)	(4,091)	(7,411)
Loans in process of foreclosure – June 30, 2019	$955	$51,413	$52,368

The following table presents the credit-related information for the investment portfolios as of March 31, 2018 shown under Investment Company Accounting.

(Dollars in thousands)	March 31, 2018
Total loans
Medallion loans	$161,155
Commercial loans	93,620
Total loans	254,775
Investments in Medallion Bank and other controlled subsidiaries	331,169
Equity investments(1)	9,458
Investment securities	—
Net investments	$595,402
Net investments in Medallion Bank and other controlled subsidiaries	$918,904
Managed net investments	$1,384,449
Unrealized appreciation (depreciation) on investments
Medallion loans	$(23,761)
Commercial loans	(495)
Total loans	(24,256)
Investments in Medallion Bank and other controlled subsidiaries	197,715
Equity investments	2,123
Investment securities	—
Total unrealized appreciation on investments	$175,582
Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	$(69,561)
Managed total unrealized appreciation on investments	$106,021
Unrealized appreciation (depreciation) as a % of balances outstanding(2)
Medallion loans	(12.86)%
Commercial loans	(0.53)
Total loans	(8.70)
Investments in Medallion Bank and other controlled subsidiaries	148.15
Equity investments	28.95
Investment securities	—
Net investments	41.83
Net investments at Medallion Bank and other controlled subsidiaries	(7.12)%
Managed net investments	8.36%

(1)	Represents common stock, warrants, preferred stock, and limited partnership interests held as investments.
(2)

Unlike other lending institutions, under Investment Company Accounting we were not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio was adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments were carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolio for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Three Months Ended March 31, 2018
Realized gains (losses) on loans and equity investments
Medallion loans	$(34,747)
Commercial loans	2
Total loans	(34,745)
Investments in Medallion Bank and other controlled subsidiaries	—
Equity investments	—
Investment securities	—
Total realized losses on loans and equity investments	$(34,745)
Net realized losses on investments at Medallion Bank and other controlled subsidiaries	$(23,073)
Total managed realized losses on loans and equity investments	$(57,818)
Realized gains (losses) as a % of average balances outstanding
Medallion loans	(65.74)%
Commercial loans	0.01
Total loans	(45.96)
Investments in Medallion Bank and other controlled subsidiaries	—
Equity investments	—
Investment securities	—
Net investments	(30.89)
Net investments at Medallion Bank and other controlled subsidiaries	(9.66)%
Managed net investments	(18.22)%

The following table sets forth the pre-tax changes in our unrealized and realized gains and losses in the investment portfolio for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Three Months Ended March 31, 2018
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$(998)
Unrealized depreciation	(38,152)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115
Realized gains	—
Realized losses	34,747
Net unrealized losses on investments other than securities and other assets	(1,915)
Total	$22,797
Net realized gains (losses) on investments
Realized gains	$—
Realized losses	(34,747)
Other gains	—
Direct recoveries	2
Realized gains on investments other than securities and other assets	—
Total	$(34,745)

SEGMENT RESULTS

We manage our financial results under four operating segments and report like a bank holding company. The operating segments are recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments; RPAC and corporate and other investments. Prior to April 2, 2018, we operated as one segment. All results are for the three months ended June 30, 2019 and 2018, and for the six months ended June 30, 2019.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 76% and 75% of our interest income for the three and six months ended June 30, 2019. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 62% of the portfolio, boat loans making up 19% of the portfolio, and trailer loans 11%. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 18%, 11%, and 10% of loans outstanding, and with no other states over 10%.

The following table presents certain financial data and ratios as of and for the three months ended June 30, 2019 and 2018, and the six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019
Selected Earnings Data
Total interest income	$24,370	$22,132	$46,849
Total interest expense	3,189	2,136	5,963
Net interest income	21,181	19,996	40,886
Provision for loan losses	6,176	4,710	13,181
Net interest income after loss provision	15,005	15,286	27,705
Total non-interest income (expense)	(5,938)	(5,520)	(11,320)
Net income before taxes	9,067	9,766	16,385
Income tax provision	(2,349)	(2,162)	(4,244)
Net income	$6,718	$7,604	$12,141
Balance Sheet Data
Total loans, gross		$597,348	$668,540
Total loan allowance		1,963	12,672
Total loans, net		595,385	655,868
Total assets		599,960	667,600
Total borrowings		456,955	531,708
Selected Financial Ratios
Return on average assets	4.21%	5.32%	3.93%
Return on average equity	16.16	23.33	16.26
Interest yield	15.53	15.62	15.49
Net interest margin	13.50	14.12	13.52
Reserve coverage	1.90	0.33	1.90
Delinquency status(1)	0.56	0.40	0.56
Charge-off %	1.55	0.82	2.43

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in swimming pools, roofs, solar panels, and windows at 26%, 18%, 14%, and 12% of total loans outstanding, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Florida, and Ohio at 13%, 10%, and 10% of loans outstanding, and with no other states over 10%.

The following table presents certain financial data and ratios as of and for the three months ended June 30, 2019 and 2018, and the six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019
Selected Earnings Data
Total interest income	$4,678	$4,637	$9,003
Total interest expense	1,037	739	1,943
Net interest income	3,641	3,898	7,060
Provision for loan losses	813	877	1,362
Net interest income after loss provision	2,828	3,021	5,698
Total non-interest income (expense)	(1,719)	(1,685)	(3,356)
Net income before taxes	1,109	1,336	2,342
Income tax provision	(288)	(296)	(607)
Net income	$821	$1,040	$1,735
Balance Sheet Data
Total loans, gross		$195,876	$209,549
Total loan allowance		555	2,913
Total loans, net		195,321	206,636
Total assets		206,298	217,757
Total borrowings		159,913	173,226
Selected Financial Ratios
Return on average assets	1.94%	2.13%	1.98%
Return on average equity	7.88	9.74	8.65
Interest yield	9.46	10.02	9.44
Net interest margin	7.36	8.43	7.40
Reserve coverage	1.39	0.28	1.39
Delinquency status(1)	0.08	0.06	0.08
Charge-off %	0.17	0.30	0.26

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 67% of which are located in the Midwest and Northeast regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically included an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and professional, scientific, and technical services, making up 60% and 15% of the total business.

The following table presents certain financial data and ratios as of and for the three months ended June 30, 2019 and 2018, and for the six months ended June 30, 2019. The commercial segment encompasses the mezzanine lending business and the other legacy commercial loans (immaterial to total) have been re-allocated to corporate and other investments for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019
Selected Earnings Data
Total interest income	$1,641	$2,217	$3,517
Total interest expense	666	485	1,367
Net interest income	975	1,732	2,150
Provision for loan losses	—	175	—
Net interest income after loss provision	975	1,557	2,150
Total non-interest income (expense)	(780)	(942)	(1,095)
Net income before taxes	195	615	1,055
Income tax provision	(48)	(136)	(254)
Net income	$147	$479	$801
Balance Sheet Data
Total loans, gross		$74,785	$60,395
Total loan allowance		175	—
Total loans, net		74,610	60,395
Total assets		86,107	86,725
Total borrowings		50,872	68,654
Selected Financial Ratios
Return on average assets	0.66%	2.17%	1.81%
Return on average equity	3.31	4.64	9.03
Interest yield	11.02	11.10	11.85
Net interest margin	6.55	8.67	7.24
Reserve coverage(2)	0.71	0.23	0.71
Delinquency status(1) (2)	1.13	0.27	1.13
Charge-off %(2)	—	—	—

(1)	Loans 90 days or more past due.
(2)	Ratio is based off of total commercial balances, and relates solely to the legacy commercial loan balances.

Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market
Minnesota	$9,768	16%
Michigan	8,782	15%
Illinois	5,407	9%
New Jersey	5,153	9%
California	4,985	8%
Other(1)	26,300	43%
Total	$60,395	100%

(1)	Includes 10 other states with none greater than 7%.

Medallion Lending

The medallion lending segment operates mainly in the New York, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services. During the three months ended June 30, 2019, the medallion values for New York remained constant (market value of $169,500, net of liquidation costs), while they declined in the Chicago market (market value of $29,500 to $19,500, net of liquidation costs). We continued to experience a decline in interest income due to loans aging greater than 90 days and being placed on nonaccrual and by removing underperforming loans from the portfolio by transferring them to loan collateral in process of foreclosure with charge-offs to collateral value. With the continuing market change, we began to work with borrowers to collect on the loans. Lastly, in the fourth quarter of 2018 we de-consolidated Trust III, leading to an overall decline in medallion loans. All the loans are secured by the medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three months ended June 30, 2019 and 2018, and the six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019
Selected Earnings Data
Total interest income	$666	$3,189	$1,507
Total interest expense	1,591	3,373	3,500
Net interest loss	(925)	(184)	(1,993)
Provision for loan losses	8,182	24,814	13,516
Net interest loss after loss provision	(9,107)	(24,998)	(15,509)
Total non-interest income (expense)	(6,558)	(2,811)	(5,344)
Net loss before taxes	(15,665)	(27,809)	(20,853)
Income tax benefit	3,779	6,157	5,030
Net loss	$(11,886)	$(21,652)	$(15,823)
Balance Sheet Data
Total loans, gross		$276,794	$145,944
Total loan allowance		18,732	24,630
Total loans, net		258,062	121,314
Total assets		386,225	235,948
Total borrowings		402,955	187,575
Selected Financial Ratios
Return on average assets	(19.43)%	(21.69)%	(12.53)%
Return on average equity	(97.16)	NM	(62.63)
Interest yield	1.99	4.43	2.17
Net interest margin	(2.77)	(0.26)	(2.87)
Reserve coverage	16.88	6.77	16.88
Delinquency status(1)	2.66	4.49	2.66
Charge-off %	26.47	2.18	23.94

(1)	Loans 90 days or more past due.

Geographic Concentration (dollars in thousands)	Total Gross Loans	% of Market
New York City	$127,871	88%
Newark	15,815	11%
Chicago	1,724	1%
All Other	534	0%
Total	$145,944	100%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winning activity over the nine month race season (February through November) during the year.

The following table presents certain financial data and ratios as of and for the three months ended June 30, 2019 and 2018, and the six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019
Selected Earnings Data
Sponsorship, race winnings, and other income	$4,889	$5,228	$8,068
Race and other expenses	4,267	4,777	8,062
Interest expense	36	41	72
Total expenses	4,303	4,818	8,134
Net income (loss) before taxes	586	410	(66)
Income tax (provision) benefit	(141)	(43)	16
Net income (loss)	$445	$367	$(50)
Balance Sheet Data
Total assets		$37,861	$33,526
Total borrowings		7,578	7,713
Selected Financial Ratios
Return on average assets	5.54%	3.89%	(0.32)%
Return on average equity	(47.72)	22.38	(3.13)

Corporate and Other Investments

This nonoperating segment relates to our equity and investment securities, as well as our legacy commercial business, other assets, liabilities, revenues, and expenses not allocated to the operating segments. This segment also reflects the elimination of all intercompany activity among the consolidated entities.

The following table presents certain financial data and ratios as of and for the three months ended June 30, 2019 and 2018, and for the six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019
Selected Earnings Data
Interest income	$660	$469	$1,182
Interest expense	2,302	1,151	3,698
Net interest loss	(1,642)	(682)	(2,516)
Provision for loan losses	—	—	455
Net interest loss after loss provision	(1,642)	(682)	(2,971)
Total non interest income (expense), net	(2,128)	(1,541)	(3,231)
Net loss before taxes	(3,770)	(2,223)	(6,202)
Income tax benefit	882	501	2,150
Net loss	$(2,888)	$(1,722)	$(4,052)
Balance Sheet Data
Total loans, gross		$6,230	$4,047
Total loan allowance		—	455
Total loans, net		6,230	3,592
Total assets		218,078	240,397
Total borrowings		148,069	186,460
Selected Financial Ratios
Return on average assets	(4.82)%	(3.01)%	(3.16)%
Return on average equity	(20.68)	(8.32)	(12.54)

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

As described herein, for the three and six months ended June 30, 2019 and for the three months ended June 30, 2018, the Company reported under Bank Holding Company Accounting. For the three months ended March 31, 2018, the Company reported under Investment Company Accounting. You should read the consolidated financial information below with the consolidated financial statements and accompanying notes thereto included in this report.

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Statement of operations
Net interest income	$23,194	$45,515
Provision for loan losses	15,171	28,514
Non-interest income (expense), net	(16,501)	(24,340)
Net loss before taxes	(8,478)	(7,339)
Income tax benefit	1,835	2,091
Less non-controlling interest	857	1,024
Net loss after taxes	$(7,500)	$(6,272)
Per share data
Net loss after taxes	$(0.31)	$(0.26)
Distributions per share	0.00	0.00
Weighted average common shares outstanding
Diluted	24,359,280	24,323,967

		June 30, 2019
Balance sheet data
Net loans receivable		$1,047,805
Total assets		1,481,953
Total borrowings(1)		1,168,481
Total liabilities		1,196,449
Total equity(2)		285,504

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Selected financial ratios
Return on average assets (ROA)	(2.06)%	(0.89)%
Return on average equity (ROE)	(10.34)	(4.36)
Dividend payout ratio	0.00	0.00
Net interest margin	8.46	8.49
Other income ratio(3)	0.61	1.59
Total expense ratio(4)	9.18	8.83
Equity to assets(2)	19.27	19.27
Debt to equity (1)	4.1x	4.1x
Loans receivable to assets	71%	71%
Net charge-offs	$(11,363)	$(24,239)
Net charge-offs as a % of average loans receivable	4.46%	4.88%
Allowance coverage ratio	3.74	3.74

(1)	Includes $13,145 related to the operating lease liability.
(2)	Includes $27,436 related to non-controlling interest in consolidated subsidiaries.
(3)	Other income ratio represents other income divided by average interest earning assets, and includes the gain on extinguishment of debt of $4,145 for the six months ended June 30, 2019.
(4)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2018
Statement of operations
Net interest income	$24,719
Provision for loan losses	30,576
Non-interest income (expense), net	(12,048)
Net loss before taxes	(17,905)
Income tax benefit	4,021
Less non-controlling interest	763
Net loss after taxes	$(14,647)
Per share data
Net loss after taxes	$(0.60)
Distribution per share	0.00
Weighted average common shares outstanding
Diluted	24,230,815
Balance sheet data
Net loan receivable	$1,128,698
Total assets	1,534,529
Total borrowings	1,226,342
Total liabilities	1,249,613
Total equity(1)	284,916
Selected financial ratios
Return on average assets (ROA)	(4.53)%
Return on average equity (ROE)	(22.00)
Dividend payout ratio	—
Net interest margin	8.57
Other income ratio(2)	1.66
Total expense ratio(3)	7.08
Equity to assets(1)	18.57
Debt to equity	4.3x
Loans receivable to assets	74%
Net charge offs	$9,151
Net charge offs as a % of average loan receivable	0.81%
Allowance coverage ratio	1.86

(1)	Includes $27,236 related to non-controlling interest in consolidated subsidiaries.
(2)	Other income ratio represents other income divided by average interest earning assets.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018
Statement of operations
Investment income	$4,033
Interest expense	3,551
Net interest income	482
Noninterest income	60
Operating expenses	4,108
Net investment loss before income taxes	(3,566)
Income tax benefit	336
Net investment loss after income taxes	(3,230)
Net realized losses on investments	(34,745)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries(1)	29,115
Net change in unrealized depreciation on investments other than securities	(1,915)
Net change in unrealized depreciation on investments(1)	(4,403)
Income tax benefit	304
Net decrease in net assets resulting from operations	$(14,874)
Per share data
Net investment loss	$(0.15)
Income tax benefit	0.03
Net realized losses on investments	(1.44)
Net change in unrealized appreciation on investments(1)	0.94
Net decrease in net assets resulting from operations	$(0.62)
Distributions declared per share	$0.00
Weighted average common shares outstanding
Basic	24,154,879
Diluted	24,154,879

March 31, 2018
Balance sheet data
Net investments	$595,402
Total assets	616,710
Total funds borrowed	320,662
Total liabilities	344,273
Total shareholders’ equity	272,437
Managed balance sheet data(2)
Net investments	$1,386,136
Total assets	1,479,826
Total funds borrowed	1,167,888
Total liabilities	1,207,389

Three Months Ended March 31, 2018
Selected financial ratios and other data
Return on average assets (ROA)(3)
Net investment loss after taxes	(2.08)%
Net decrease in net assets resulting from operations	(9.55)
Return on average equity (ROE)(4)
Net investment loss after taxes	(4.62)
Net decrease in net assets resulting from operations	(21.24)
Weighted average yield	2.70%
Weighted average cost of funds	2.38
Net interest margin(5)	0.32
Noninterest income ratio(6)	0.01
Total expense ratio(7)	1.16
Operating expense ratio(8)	0.68

March 31, 2018
As a percentage of net investment portfolio
Medallion loans	27%
Commercial loans	15
Investment in Medallion Bank and other controlled subsidiaries	56
Equity investments	2
Investment securities	—
Investments to assets(9)	97%
Equity to assets(10)	44
Debt to equity(11)	118

(1)

Unrealized appreciation (depreciation) on investments represents the increase (decrease) for the period in the fair value of our investments, including the results of operations for Medallion Bank and other controlled subsidiaries, where applicable.

(2)	Includes the balances of wholly owned, unconsolidated portfolio companies, primarily Medallion Bank.
(3)	ROA represents the net investment loss after taxes or net decrease in net assets resulting from operations, divided by average total assets.
(4)	ROE represents the net investment loss after taxes or net decrease in net assets resulting from operations, divided by average shareholders’ equity.
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

Consolidated Results of Operations

2019 Second Quarter Compared to 2018 Second Quarter under Bank Holding Company Accounting

Net loss attributable to shareholders was $7,500,000 or ($0.31) per diluted common share in the 2019 second quarter compared to $14,647,000 or ($0.60) per diluted common share in the 2018 second quarter.

Total interest income for the 2019 second quarter was $32,015,000 compared to $32,644,000 in the 2018 second quarter. Interest income in the 2019 second quarter reflected contraction in the medallion lending segment as well as $1,081,000 of loan premium amortization compared to $0 in the prior year quarter, partially offset by continued growth in the consumer lending segment.  The yield on interest earning assets was 11.67% in the 2019 quarter, an improvement from 11.23% in the 2018 quarter. Average interest earning assets were $1,100,024,000 in the quarter, a decline from $1,179,410,000 during the 2018 second quarter, mainly due to shrinkage in the medallion portfolio reflecting increased provisions, as well as the deconsolidation of Trust III in the 2018 fourth quarter, partially offset by the growing consumer portfolio.

Loans before allowance for loan losses were $1,088,475,000 as of June 30, 2019, and were comprised of recreation ($668,540,000), home improvement ($209,549,000), medallion ($145,944,000) and commercial ($64,442,000) loans. The Company had an allowance for loan losses as of the end of the 2019 second quarter of $40,670,000, which was attributable to the medallion (61%), recreation (31%), home improvement (7%) and commercial (1%) loan portfolios. Loans increased from $1,024,200,000 at March 31, 2019 primarily due to $145,498,000 of originations, a majority in the recreation and home improvement segments, partially offset by principal repayments and charge offs. As of June 30, 2018, the loans before allowance were $1,150,123,000 and were comprised of recreation ($597,348,000), home improvement ($195,876,000), medallion ($276,793,000) and commercial ($80,105,000) loans. The Company had an allowance for loan losses as of the end of the 2018 second quarter of $21,425,000, attributable to the medallion (87%), recreation (9%), home improvement (3%) and commercial (1%) loan portfolios. The overall loan balance decline was mainly the result of the deconsolidation of Trust III in the 2018 fourth quarter, along with the decline in the medallion values and the continued aging of the medallion loans over 120 days which are then transferred to loans in process of foreclosure.  The provision for loan losses was $15,171,000 in the 2019 second quarter, compared to $30,576,000 in the 2018 second quarter. The improvement was reflective of a lower medallion loan portfolio, in which the medallion values remained consistent in the current quarter for the New York market, while there had been a decline in the prior year quarter, as well as improvement on the non-specific general reserve in the current quarter compared to the initial recording of $6,663,000 in the 2018 second quarter. See Note 4 for additional information on loans and the allowance for loan losses.

Interest expense was $8,821,000 at the 2019 second quarter compared to $7,925,000 in the 2018 quarter, and the cost of borrowed funds was 3.14% compared to 2.65%, mainly driven by market conditions. Average debt outstanding was $1,127,509,000 compared to $1,197,450,000 for the 2018 quarter. See page 49 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $23,194,000 for the 2019 quarter compared to $24,719,000 for the 2018 quarter and the net interest margin was 8.46% compared to 8.57%.

Noninterest income, which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments and other miscellaneous income, was $1,683,000 in the 2019 quarter compared to $4,878,000 in the 2018 quarter. The change was driven by the decline in the Chicago medallion values for both the loans in process of foreclosure and the owned Chicago medallions.

Operating expenses were $18,184,000 in the 2019 second quarter compared to $16,926,000 in the 2018 second quarter. Salaries and benefits expense were $6,321,000 in the 2019 quarter compared to $5,639,000 in the 2018 quarter, reflective of lower bonus expenses in the prior year, and collection costs were $2,253,000 compared to $837,000, primarily reflective of increased efforts with the medallion loan portfolio. The remaining expenses during the 2019 second quarter included professional fees of $2,048,000, primarily reflecting legal costs for a variety of corporate and investment-related matters, race team costs of $2,550,000, loan servicing costs of $1,293,000, primarily reflecting the cost of servicing the recreational and home improvement consumer loans, and occupancy and other operating expenses of $3,719,000, all relatively in line, or slightly improved, compared to the 2018 second quarter.

Total income tax benefit was $1,835,000 in the 2019 quarter compared to $4,021,000 in the 2018 quarter. See Note 9 for more information.

Loan collateral in process of foreclosure was $52,368,000 as of June 30, 2019, an increase of $2,560,000 from March 31, 2019, reflective of $10,355,000 of transfers from loans offset by dispositions and cash payments as well as valuation adjustments incurred during the quarter. At June 30, 2018, the balance was $60,052,000, an increase of $21,749,000 from April 2, 2018. The increase primarily reflects the re-classification of $33,750,000 from nonperforming loans shown as investments during the 2018 first quarter, as well as the net increase in loans that reached 120 days past due and were charged down to collateral value and reclassified.

Goodwill and intangible assets were $204,062,000 as of June 30, 2019 and was $204,785,000 as of December 31, 2018. See Note 2 for further information regarding goodwill and intangible assets.

2019 First Quarter under Bank Holding Company Accounting

Net income attributable to shareholders was $1,228,000, or $0.05 per diluted share for the three months ended March 31, 2019.

Total interest income was $30,043,000 for the three months ended March 31, 2019 was primarily reflective of activity on the consumer and commercial loans, which had slightly declined from the three months ended December 31, 2018 due to exits in the commercial loans and lower earnings on recreation loans. The yield on interest earning assets was 11.52%. Average interest earning assets were $1,057,488,000 for the three months.

Loans before allowance for loan losses were $1,024,200,000 as of March 31, 2019, and were comprised of recreation ($609,999,000), home improvement ($193,275,000), medallion ($165,715,000), and commercial ($55,211,000) loans. The Company had an allowance for loan losses as of March 31, 2019 of $36,862,000, which was attributable to the medallion (69%), recreation (24%), home improvement (6%), and commercial (1%) loan portfolios. The provision for loan loss remained relatively in line with provision as of December 31, 2018 even as total gross loans had increased, mainly due to consumer loan originations. The provision for loan loss was $13,343,000, and reflected an increase of reserves on the consumer loan portfolio and to a lesser extent an increase in reserves on the medallion portfolio due to a decline in the medallion values.

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

Operating expenses were $14,702,000 for the three months ended March 31, 2019 compared to $25,691,000 for the three months ended December 31, 2018. For the three months ended March 31, 2019, salaries and benefits were $5,341,000, race team costs were $1,998,000, professional fees were $1,636,000, loan servicing costs were $1,194,000, primarily related to the recreation and home improvement consumer loans, and occupancy and other operating expenses were $4,533,000. For the three months ended December 31, 2018, the majority of the change was due to $5,615,000 impairment recorded as well as higher collection costs incurred mainly related to medallion loans.

Total income tax benefit was $256,000 for the three months ended March 31, 2019.

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

Total income tax benefit was $640,000 in 2018, and was comprised of three components: a $336,000 benefit related to the net investment loss, a $8,426,000 benefit related to realized losses, and a provision of $8,122,000 related to net unrealized gains on investments.

Net change in unrealized appreciation (depreciation) on investments before income tax was appreciation of $22,797,000 in the 2018 first quarter. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries was depreciation of $6,318,000 in 2018, resulting in decreased depreciation of $2,205,000 and related almost entirely to the medallion portfolio. Unrealized appreciation (depreciation) arose when we made valuation adjustments to the investment portfolio. When investments were sold or written off, any resulting realized gain (loss) was grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The quarter activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $29,115,000 and by reversals of unrealized depreciation on loans which were charged off of $34,747,000, offset by unrealized depreciation on loans and other investments of $40,067,000 mainly due to the continuing declining values of the medallions.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures of $75,452,000 with a weighted average interest rate of 3.41%, constituting 7% of our total indebtedness, and retail notes of $33,625,000, with a weighted average interest rate of 9.00%, constituting 3% of total indebtedness, and $30,000,000 of private placement notes, with a weighted average interest rate of 8.25%, constituting 2% of total indebtedness as of June 30, 2019. Also, as of June 30, 2019, certain of the certificates of deposit were for terms of up to 59 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at June 30, 2019. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2019 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$37,171	$—	$—	$—	$—	$—	$—	$37,171
Adjustable rate	37,173	5,227	15,615	1,690	12,519	—	29	72,253
Fixed-rate	56,891	44,488	35,002	56,482	62,521	57,411	740,661	1,053,456
Cash	35,138	—	—	—	—	—	—	35,138
Total earning assets	$166,373	$49,715	$50,617	$58,172	$75,040	$57,411	$740,690	$1,198,018
Interest bearing liabilities
Deposits	$330,902	$183,873	$229,929	$97,811	$85,143	$—	$—	$927,658
SBA debentures and borrowings	24,452	8,500	—	5,000	2,500	12,500	22,500	75,452
Notes payable to banks	23,524	23,104	—	1,260	—	—	—	47,888
Retail and privately placed notes	—	33,625	—	—	30,000	—	—	63,625
Preferred securities	33,000	—	—	—	—	—	—	33,000
Other borrowings	7,713	—	—	—	—	—	—	7,713
Total liabilities	$419,591	$249,102	$229,929	$104,071	$117,643	$12,500	$22,500	$1,155,336
Interest rate gap	$(253,218)	$(199,387)	$(179,312)	$(45,899)	$(42,603)	$44,911	$718,190	$42,682
Cumulative interest rate gap(2)	$(253,218)	$(452,605)	$(631,917)	$(677,816)	$(720,419)	$(675,508)	$42,682	—
December 31, 2018	$(232,323)	$(409,272)	$(563,100)	$(638,264)	$(600,146)	$(554,335)	$59,833	—
December 31, 2017(3)	$(172,208)	$(324,049)	$(361,494)	$(425,785)	$(411,672)	$(379,286)	$168,501	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (21%) as of June 30, 2019.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($224,688) or (19%) as of June 30, 2019.
(3)	Represents the cumulative rate gap on a combined basis with Medallion Bank for the years noted.

Our interest rate sensitive assets were $1,198,018,000 and interest rate sensitive liabilities were $1,155,336,000 at June 30, 2019. The one-year cumulative interest rate gap was a negative $253,218,000 or 21% of interest rate sensitive assets. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $224,688,000 or 19% at June 30, 2019. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Capital and Medallion Bank, although we have not received any from Medallion Bank since 2016, and are subject to compliance with regulatory ratios. Additionally, we had $3,000,000 of unfunded commitments from the SBA as of June 30, 2019.

Additionally, Medallion Bank has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. Medallion Bank has $45,000,000 available under Fed Funds lines with several commercial banks as of June 30, 2019. In addition, Medallion Bank can retain earnings in the business to fund future growth.

In March 2019, we completed a private placement to certain institutional investors of $30,000,000 aggregate principal amount of 8.25% unsecured notes due 2024, with interest payable semiannually.

The components of our debt were as follows at June 30, 2019. See Note 7 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits	$927,658	80%	2.36%
SBA debentures and borrowings	75,452	7	3.41
Retail and privately placed notes	63,625	5	8.65
Notes payable to banks	47,888	4	4.78
Preferred securities	33,000	3	4.60
Other borrowings	7,713	1	2.00
Total outstanding debt	$1,155,336	100%	2.94%

(1)	Weighted average contractual rate as of June 30, 2019.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows our contractual obligations at June 30, 2019.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Deposits	$330,902	$183,873	$229,929	$97,811	$85,143	$—	$927,658
SBA debentures and borrowings	24,452	8,500	—	5,000	2,500	35,000	75,452
Retail and privately placed notes	—	33,625	—	—	30,000	—	63,625
Notes payable to banks	14,523	32,665	280	280	140	—	47,888
Preferred securities	—	—	—	—	—	33,000	33,000
Other borrowings	7,713	—	—	—	—	—	7,713
Operating lease obligations	2,362	2,304	2,262	2,189	1,960	5,141	16,218
Total	$379,952	$260,967	$232,471	$105,280	$119,743	$73,141	$1,171,554

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

On July 16, 2019, we paid $10,819,000 at maturity in satisfaction of all our outstanding obligations under one of our credit facilities. In connection with this payment, we obtained a waiver from one of our other lenders, with a term note of $3,096,000, of certain resulting repayment and other obligations, which waiver expires on August 16, 2019. While there can be no assurance, we are working with the lender to extend such waiver.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of June 30, 2019 by $862,000 on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been ($1,024,000) at June 30, 2019. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2019. See Note 7 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.		MB	MFC	MCI	FSVC	RPAC and Other	June 30, 2019	December 31, 2018
Cash	$14,499	(1)	$37,071	$397	$19,021	$287	$873	$72,148	$57,713
Brokered CDs & other funds borrowed	—		927,658	—	—	—	—	927,658	848,040
Average interest rate	—		2.36%	—	—	—	—	2.36%	2.14%
Maturity	—		07/19-06/24	—	—	—	—	7/19-6/24	1/19-07/23
Retail and privately placed notes	63,625		—	—	—	—	—	63,625	33,625
Average interest rate	8.65%		—	—	—	—	—	8.65%	9.00%
Maturity	4/21-3/24		—	—	—	—	—	4/21-3/24	4/21
SBA debentures and borrowings	—		—	—	54,000	24,452	—	78,452	83,099
Amounts undisbursed	—		—	—	3,000	—	—	3,000	3,000
Amounts outstanding	—		—	—	51,000	24,452	—	75,452	80,099
Average interest rate	—		—	—	3.48%	3.25%	—	3.41%	3.40%
Maturity	—		—	—	3/21-3/29	2/20	—	2/20-3/29	2/20-3/29
Bank loans	35,096		—	12,792	—	—	—	47,888	59,615
Average interest rate	5.23%		—	3.55%	—	—	—	4.78%	4.55%
Maturity	7/19-3/21		—	2/21-12/23	—	—	—	7/19-12/23	3/19-12/23
Preferred securities	33,000		—	—	—	—	—	33,000	33,000
Average interest rate	4.60%		—	—	—	—	—	4.60%	4.86%
Maturity	9/37		—	—	—	—	—	9/37	9/37
Other borrowings	—		—	—	—	—	7,713	7,713	7,649
Average interest rate	—		—	—	—	—	2.00%	2.00%	2.00%
Maturity	—		—	—	—	—	12/19-3/20	12/19-3/20	12/19-3/20
Total cash	$14,499		$37,071	$397	$19,021	$287	$873	$72,148	$57,713
Total debt outstanding	$131,721		$927,658	$12,792	$51,000	$24,452	$7,713	$1,155,336	$1,062,028

(1)	Includes $2,475 of an interest reserve associated with the March 2019 private placement, which can be used for no other purpose for three years.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. We are assessing the impact the update will have on our financial statements and expect the update to have a significant impact on our accounting for estimated credit losses on our loans.

Dividends

We have not paid dividends on our common stock since 2016 and do not currently anticipate paying dividends. We may, however, re-evaluate paying dividends in the future depending on market conditions.

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

In addition to the regulations detailed above, our operations are subject to supervision and regulation by other federal, state, and local laws and regulations. Additionally, our operations may be subject to various laws and judicial and administrative decisions. This oversight may serve to:

•	regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions;
•	establish maximum interest rates, finance charges and other charges;
•	require disclosures to customers;
•	govern secured transactions;
•	set collection, foreclosure, repossession, and claims handling procedures and other trade practices;
•	prohibit discrimination in the extension of credit and administration of loans; and
•	regulate the use and reporting of information related to a borrower’s credit experience and other data collection.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended June 30, 2019. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program.

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

MEDALLION FINANCIAL CORP.

Date:	August 8, 2019

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall

Senior Vice President and
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.