Form 10-Q
period 2019-09-30
MEDALLION FINANCIAL CORP
filed 2019-11-01
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of October 30, 2019 was 24,609,203.

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

We historically have had a leading position in originating, acquiring, and servicing loans that finance taxicab medallions and various types of commercial businesses. Recently, our strategic growth has been through Medallion Bank which originates consumer loans for the purchase of recreational vehicles, boats, and trailers, and to finance small-scale home improvements. Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17% (19% if there had been no loan sales during 2016, 2017, and 2018). In January 2017, we announced our plans to transform our overall strategy. We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. Total assets under management, which includes our portfolio, as well as assets serviced for third party investors, were $1,649,000,000 as of September 30, 2019, and were $1,522,000,000 as of December 31, 2018, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid distributions in excess of $263,060,000 or $14.66 per share.

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

Our consolidated balance sheet as of September 30, 2019, and the related consolidated statements of operations, consolidated statements of other comprehensive income/(loss), consolidated statements of stockholders’ equity and cash flows for the quarter and nine months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the quarter and nine months ended September 30, 2019 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(Dollars in thousands, except share and per share data)	September 30, 2019	December 31, 2018
Assets
Cash(1)	$21,724	$23,842
Federal funds sold	33,291	33,871
Equity investments	9,880	9,197
Investment securities	47,422	45,324
Loans	1,142,282	1,017,882
Allowance for losses	(43,113)	(36,395)
Net loans receivable	1,099,169	981,487
Accrued interest receivable	8,040	7,413
Property, equipment, and right-of-use lease asset, net	13,544	1,222
Loan collateral in process of foreclosure(2)	53,539	49,495
Goodwill	150,803	150,803
Intangible assets, net	52,898	53,982
Other assets	29,444	25,210
Total assets	$1,519,754	$1,381,846
Liabilities
Accounts payable and accrued expenses(3)	$18,651	$18,789
Accrued interest payable	3,511	3,852
Deposits	962,987	848,040
Short-term borrowings	42,503	55,178
Deferred tax liabilities and other tax payables	5,597	6,973
Operating lease liabilities	12,090	—
Long-term debt	181,625	158,810
Total liabilities	1,226,964	1,091,642
Commitments and contingencies(4)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 27,560,539 shares at September 30, 2019 and 27,385,600 shares at December 31, 2018 issued)	276	274
Additional paid in capital	275,143	274,292
Treasury stock (2,951,243 shares at September 30, 2019 and December 31, 2018)	(24,919)	(24,919)
Accumulated other comprehensive income (loss)	1,240	(82)
Retained earnings	11,746	13,043
Total stockholders’ equity	263,486	262,608
Non-controlling interest in consolidated subsidiaries	29,304	27,596
Total equity	292,790	290,204
Total liabilities and equity	$1,519,754	$1,381,846
Number of shares outstanding	24,609,296	24,434,357
Book value per share	$10.71	$10.75

(1)	Includes restricted cash of $2,970 as of September 30, 2019.
(2)

Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $6,091 as of September 30, 2019 and $3,134 as of December 31, 2018.

(3)	Includes the short-term portion of lease liabilities of $1,820 as of September 30, 2019. Refer to Note 8 for more details.
(4)	Refer to Note 14 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Bank Holding Company Accounting		Bank Holding Company Accounting	Combined(1)
(Dollars in thousands, except share and per share data)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Interest and fees on loans	$34,081	$94,833	$32,692	$64,718
Interest and dividends on investment securities	521	1,756	430	1,032
Medallion lease income	38	109	30	100
Interest income on investments	—	—	—	3,287
Dividend income from controlled subsidiaries	—	—	—	28
Interest income from affiliated investments	—	—	—	654
Interest income from controlled subsidiaries	—	—	—	10
Total interest income(2)/total investment income(2)	34,640	96,698	33,152	69,829
Interest on deposits	6,003	16,409	5,064	9,264
Interest on short-term borrowings	730	2,616	1,698	3,557
Interest on long-term debt	2,492	6,743	2,125	3,991
Interest expense	—	—	—	3,551
Total interest expense(3)	9,225	25,768	8,887	20,363
Net interest income/net investment income	25,415	70,930	24,265	49,466
Provision for loan losses	8,337	36,851	18,205	48,781
Net interest income after provision for loan losses	17,078	34,079	6,060	685
Other income (loss)
Sponsorship and race winnings	7,940	16,008	5,371	10,599
Change in collateral value on in process of foreclosure	(113)	(4,204)	(1,265)	(1,361)
Gain on the extinguishment of debt	—	4,145	—	—
Gain on sale of loans	—	—	5,488	5,488
Impairment of equity investments	—	—	(388)	(862)
Other income	1,047	1,471	235	515
Total other income, net	8,874	17,420	9,441	14,379
Other expenses
Salaries and employee benefits	6,795	18,457	5,999	13,987
Race team related expenses	2,663	7,211	2,876	5,416
Professional fees	2,277	5,961	3,951	6,920
Collection costs	1,698	4,589	1,381	2,218
Loan servicing fees	1,364	3,851	1,185	2,313
Rent expense	592	1,769	615	1,449
Regulatory fees	252	1,147	563	1,145
Amortization of intangible assets	361	1,084	361	722
Travel, meals, and entertainment	300	770	313	1,122
Other expenses(4)	2,050	6,399	2,220	5,206
Total other expenses	18,352	51,238	19,464	40,498
Income (loss) before income taxes/net investment loss before taxes(5)	7,600	261	(3,963)	(25,434)
Income tax (provision) benefit	(165)	1,926	117	4,474
Net income (loss) after taxes/net investment loss after taxes	7,435	2,187	(3,846)	(20,960)
Net realized losses on investments(6)	—	—	—	(34,745)
Income tax benefit	—	—	—	8,426
Total net realized losses on investments	—	—	—	(26,319)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	—	—	29,115
Net change in unrealized depreciation on investments other than securities	—	—	—	(1,915)
Net change in unrealized depreciation on investments	—	—	—	(4,403)
Income tax provision	—	—	—	(8,122)
Net unrealized appreciation on investments	—	—	—	14,675
Net realized/unrealized losses on investments	—	—	—	(11,644)
Net income (loss) after taxes/net decrease on net assets resulting from operations	7,435	2,187	(3,846)	(32,604)
Less: income attributable to the noncontrolling interest	2,460	3,484	851	1,614
Total net income (loss) attributable to Medallion Financial Corp./net decrease on net assets resulting from operations	$4,975	$(1,297)	$(4,697)	$(34,218)
Basic net income (loss) per share	$0.20	$(0.05)	$(0.19)	$(1.41)
Diluted net income (loss) per share	$0.20	$(0.05)	$(0.19)	$(1.41)
Distributions declared per share	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	24,361,680	24,336,677	24,235,242	24,207,273
Diluted	24,607,167	24,336,677	24,235,242	24,207,273

(1)	Results include the six months ended September 30, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

(2)	Included in interest and investment income is $212 and $637 of paid in kind interest for the three and nine months ended September 30, 2019 and $450 and $1,428 for the comparable 2018 periods.
(3)

Average borrowings outstanding were $1,169,182 and $1,121,693, and the related average borrowing costs were 3.13% and 3.07% for the three and nine months ended September 30, 2019, and were $1,255,945 and $1,226,896, and 2.81% and 2.22% for the comparable 2018 periods.

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

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	Bank Holding Company Accounting		Bank Holding Company Accounting	Combined(1)
(Dollars in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Net income (loss) after taxes/net decrease on net assets resulting from operations	$7,435	$2,187	$(3,846)	$(32,604)
Other comprehensive income (loss), net of tax	95	1,322	(214)	(469)
Total comprehensive income (loss)	7,530	3,509	(4,060)	(33,073)
Less comprehensive income attributable to the noncontrolling interest	2,460	3,484	851	1,614
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$5,070	$25	$(4,911)	$(34,687)

(1)	Results include the six months ended September 30, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND CHANGES IN NET ASSETS

(UNAUDITED)

	Bank Holding Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2018	27,385,600	$274	—	$274,292	(2,951,243)	$(24,919)	$13,043	$(82)	$262,608	$27,596	$290,204
Net income	—	—	—	—	—	—	1,228	—	1,228	167	1,395
Distributions to non- controlling interest	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation	—	1	—	164	—	—	—	—	165	—	165
Issuance of restricted stock, net	163,098	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(1,699)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	669	669	—	669
Balance at March 31, 2019	27,546,999	275	—	274,456	(2,951,243)	(24,919)	14,271	587	264,670	27,171	291,841
Net (loss)	—	—	—	—	—	—	(7,500)	—	(7,500)	857	(6,643)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation	—	—	—	340	—	—	—	—	340	—	340
Issuance of restricted stock, net	4,751	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(949)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	558	558	—	558
Balance at June 30, 2019	27,550,801	275	—	274,796	(2,951,243)	(24,919)	6,771	1,145	258,068	27,436	285,504
Net income	—	—	—	—	—	—	4,975	—	4,975	2,460	7,435
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation	—	1	—	347	—	—	—	—	348	—	348
Issuance of restricted stock, net	10,417	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(679)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	95	95	—	95
Balance at September 30, 2019	27,560,539	$276	—	$275,143	(2,951,243)	$(24,919)	$11,746	$1,240	$263,486	$29,304	$292,790

The accompanying notes should be read in conjunction with these consolidated financial statements.

	Bank Holding & Investment Company Accounting						Investment Company Accounting		Bank Holding Company Accounting			Bank Holding & Investment Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Accumulated Undistributed Net Investment Loss	Net Unrealized Appreciation on Investments, Net of Tax	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	27,294,327	$273	—	$273,716	(2,951,243)	$(24,919)	$(65,592)	$103,681	$—	$—	$287,159	$—	$287,159
Net decrease in net assets resulting from operations	—	—	—	—	—	—	(38,299)	23,425	—	—	(14,874)	—	(14,874)
Stock-based compensation expense	—	1	—	151	—	—	—	—	—	—	152	—	152
Issuance of restricted stock, net	95,726	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	(103,891)	127,106	—	—	272,437	—	272,437
Adoption of Bank Holding Company Accounting	—	—	—	—	—	—	103,891	(127,106)	23,215	—	—	27,065	27,065
Balance at April 2, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	—	—	23,215	—	272,437	27,065	299,502
Net loss	—	—	—	—	—	—	—	—	(14,647)	—	(14,647)	763	(13,884)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation	—	—	—	145	—	—	—	—	—	—	145	—	145
Issuance of restricted stock, net	13	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	—	—	—	(255)	(255)	—	(255)
Balance at June 30, 2018	27,390,066	274	—	274,012	(2,951,243)	(24,919)	—	—	8,568	(255)	257,680	27,236	284,916
Net loss	—	—	—	—	—	—	—	—	(4,697)	—	(4,697)	851	(3,846)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation	—		—	151	—	—	—	—	—	—	151	—	151
Issuance of restricted stock, net	1,229	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	—	—	—	(214)	(214)	—	(214)
Balance at September 30, 2018	27,391,295	$274	—	$274,163	(2,951,243)	$(24,919)	$—	$—	$3,871	$(469)	$252,920	$27,495	$280,415

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Bank Holding Company Accounting	Combined(1)
(Dollars in thousands)	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/net decrease in net assets resulting from operations	$2,187	$(32,604)
Adjustments to reconcile net loss/net decrease in net assets resulting from operations to net cash provided by operating activities:
Provision for loan losses	36,851	48,781
Paid-in-kind interest	(637)	(1,428)
Depreciation and amortization	6,014	2,995
(Decrease) increase in deferred and other tax liabilities	(1,375)	8,676
Amortization of origination fees, net	3,753	2,192
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	12,714	—
Net change in loan collateral in process of foreclosure	9,126	3,258
Net realized losses on sale of investments	(1,810)	(4,726)
Net change in unrealized depreciation on investments	1,299	5,380
Stock-based compensation expense	853	446
Gain on extinguishment of debt	(4,145)	—
(Increase) decrease in accrued interest receivable	(627)	486
Increase in other assets	(4,890)	(7,173)
Decrease in accounts payable and accrued expenses	(1,763)	(675)
Increase (decrease) in accrued interest payable	(341)	41
Loans originated	—	(8,193)
Proceeds from principal receipts, sales, and maturities of loans	—	13,279
Capital returned by Medallion Bank and other controlled subsidiaries, net	—	93
Net change in unrealized depreciation on investment other than securities	—	1,915
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	(29,115)
Net realized losses on investments	—	34,745
Increase in other liabilities	—	3,159
Net cash provided by operating activities	57,209	41,532
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(374,642)	(256,933)
Proceeds from principal receipts, sales, and maturities of loans	188,226	240,915
Purchases of investments	(6,849)	(8,304)
Proceeds from principal receipts, sales, and maturities of investments	5,902	2,475
Net cash used for investing activities	(187,363)	(21,847)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	450,192	336,108
Repayments of time deposits and funds borrowed	(324,960)	(253,497)
Purchase of federal funds	4,000	8,000
Repayments of federal funds	—	(8,000)
Distributions to noncontrolling interests	(1,776)	(1,184)
Payments of declared distributions	—	(65)
Net cash provided by financing activities	127,456	81,362
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,698)	101,047
Cash and cash equivalents and restricted cash, beginning of period(2)	57,713	42,513
Cash and cash equivalents and restricted cash, end of period(3)	$55,015	$143,560
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$24,252	$17,381
Cash paid during the period for income taxes	135	52
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure	$25,884	$19,472

(1)	Results include the six months ended September 30, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.
(2)

The beginning balance for the nine months ended September 30, 2018 includes $29,923 of cash, cash equivalents and federal funds sold as a result of the consolidation of previously unconsolidated subsidiaries and excludes $100 of cash held by the Company on deposit with Medallion Bank.

(3)	Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The Company also conducts business through its subsidiaries Medallion Capital, Inc. (MCI), an SBIC that conducts a mezzanine financing business, and Freshstart Venture Capital Corp. (FSVC), an SBIC that originated and services taxicab medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated by the Small Business Administration (SBA). MCI and FSVC are financed in part by the SBA.

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I (Fin Trust) for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,139,000 at September 30, 2019, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries (together, Medallion Chicago), purchased $8,689,000 of City of Chicago taxicab medallions out of foreclosure, some of which are leased to fleet operators while being held for sale. The 159 medallions are carried at a net realizable value of $3,091,000 in other assets on the Company’s consolidated balance sheet at September 30, 2019, compared to a net realizable value of $4,305,000 and $5,535,000 at December 31, 2018 and September 30, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash includes $2,970,000 of an interest reserve associated with the private placements of debt in March and August 2019, which cannot be used for any other purpose until March 2022.

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

Equity Investments

Equity investments of $9,880,000 and $9,197,000 at September 30, 2019 and December 31, 2018, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost and are evaluated for impairment periodically. Prior to April 2, 2018, equity investments were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry.

Investment Securities (Bank Holding Company Accounting)

The Company follows FASB ASC Topic 320, Investments – Debt and Equity Securities (ASC 320), which requires that all applicable investments in equity securities with readily determinable fair values, and debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $236,000 at September 30, 2019 and $154,000 at December 31, 2018, and $21,000 and $46,000 was amortized to interest income for the three and nine months ended September 30, 2019, and $26,000 and $47,000 was amortized to interest income for the three and six months ended September 30, 2018. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2019 and December 31, 2018, net loan origination costs were $17,867,000 and $14,416,000. The majority of these loan origination costs were capitalized into the loan balances on April 2, 2018 in connection with the change in reporting status. Net amortization to income for the three months ended September 30, 2019 and 2018 was $1,364,000 and $1,147,000, and was $3,753,000 and $2,192,000 ($3,065,000 when combined with the Bank) for the comparable nine month period.

Interest income is recorded on the accrual basis. Taxicab medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as a recovery. Total loans more than 90 days past due were $8,123,000 at September 30, 2019, or 0.73% of the total loan portfolio, compared to $20,154,000, or 2.03% at December 31, 2018.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a trouble debt restructuring (“TDR”). The Company strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before it reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans. Beginning in fiscal year 2019, all consumer loans which are party to a bankruptcy are immediately classified as TDRs. The Company’s policy with regard to bankrupt loans is take an immediate 40% write down of the loan balance.

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

The Company had $30,295,000 and $40,500,000 of net loans and loans in process of foreclosure pledged as collateral under borrowing arrangements at September 30, 2019 and December 31, 2018.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing (FASB ASC 860), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $125,818,000 at September 30, 2019 and $140,180,000 at December 31, 2018. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, which relates to servicing assets held by MFC (related to the remaining assets in Trust III) and determined that no material servicing asset or liability existed as of September 30, 2019 and December 31, 2018. The Company assigned its servicing rights of the Bank portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from the Bank by MSC.

Allowance for Loan Losses (Bank Holding Company Accounting)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at, and for medallion loans, nonperforming loans are valued at the median sales price over the most recent quarter, and performing medallion loans are reserved utilizing historical loss ratios over a three-year lookback period. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result, reserves of $4,608,000 were recorded by the Company as a general reserve on medallion loans as an additional buffer against future losses, not including the Bank’s general reserve of $17,351,000 which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded general reserves of $6,032,000. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

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

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, said testing which is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of September 30, 2019, December 31, 2018, and September 30, 2018, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $52,898,000, $53,982,000 and $59,958,000, and the Company recognized $361,000 and $361,000 of amortization expense on the intangible assets for the three months ended September 30, 2019 and 2018, and $1,084,000 and $722,000 of amortization expense on the intangible assets for the nine months ended September 30, 2019 and 2018. Additionally, loan portfolio premiums of $12,387,000 were determined as of April 2, 2018, of which $6,161,000, $9,048,000, and $10,607,000 were outstanding at September 30, 2019, December 31, 2018, and September 30, 2018, and of which $713,000 and $1,780,000 were amortized to interest income for the three months ended September 30, 2019 and 2018, and of which $2,886,000 and $1,780,000 were amortized to interest income for the nine months ended September 30, 2019 and 2018. The Company engaged an expert to assess the goodwill and intangibles for impairment at December 31, 2018, who concluded there was no impairment on the Bank, and impairment on the RPAC intangible asset of $5,615,000, which was recorded in the 2018 fourth quarter.

The table below shows the details of the intangible assets as of the periods presented.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Brand-related intellectual property	$20,350	$21,176
Home improvement contractor relationships	6,383	6,641
Race organization	26,165	26,165
Total intangible assets	$52,898	$53,982

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $109,000 and $131,000 for the three months ended September 30, 2019 and 2018, and was $313,000 and $289,000 for the comparable nine months.

Deferred Costs

Deferred financing costs, included in other assets, represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $613,000 and $558,000 for the three months ended September 30, 2019 and 2018, and was $1,731,000 and $1,322,000 for the comparable nine months. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts are amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes was $5,589,000, $4,461,000, and $4,859,000 as of September 30, 2019, December 31, 2018, and September 30, 2018.

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

Sponsorship and Race Winnings

The Company accounts for sponsorship and race winnings revenue under FASB ASC Topic 606, Revenue from Contracts with Customers. Sponsorship revenue is recognized when the Company’s performance obligations are completed in according with the contract terms of the sponsorship contract. Race winnings revenue is recognized after each race during the season based upon terms provided by NASCAR and the placement of the driver.

Earnings (Loss) Per Share (EPS)

Basic earnings (loss) per share are computed by dividing net income (loss)/net increase (decrease) in net assets resulting from operations available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, or if restricted stock vests, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and restricted stock. The Company uses the treasury stock method to calculate diluted EPS, which is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants, including unvested compensation expense related to the shares, in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. The table below shows the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2019	2018	2019	2018
Net income (loss)/net decrease in net assets resulting from operations available to common stockholders	$4,975	$(4,697)	$(1,297)	$(34,218)
Weighted average common shares outstanding applicable to basic EPS	24,361,680	24,235,242	24,336,677	24,207,273
Effect of dilutive stock options	16,543	—	—	—
Effect of restricted stock grants	228,944	—	—	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,607,167	24,235,242	24,336,677	24,207,273
Basic income (loss) per share	$0.20	$(0.19)	$(0.05)	$(1.41)
Diluted income (loss) per share	0.20	(0.19)	(0.05)	(1.41)

Potentially dilutive common shares excluded from the above calculations aggregated 468,055 and 115,000 shares as of September 30, 2019 and 2018.

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

During the nine months ended September 30, 2019 and 2018, the Company issued 178,266 and 101,010 of restricted shares of stock-based compensation awards, 375,481 and 39,000 shares of stock options, and 26,040 and no restricted stock units and recognized $348,000 and $853,000, or $0.01 and $0.03 per share, for the 2019 third quarter and nine months, and $151,000 and $466,000, or $0.01 and $0.02, per share, for each of the comparable 2018 periods, of non-cash stock-based compensation expense related to the grants. As of September 30, 2019, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,663,000, which is expected to be recognized over the next 14 quarters (see Note 10).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of September 30, 2019, the Bank’s Tier 1 leverage ratio was 15.91%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well- Capitalized	September 30, 2019	December 31, 2018
Common equity Tier 1 capital	—	—	$153,580	$141,608
Tier 1 capital	—	—	179,883	167,911
Total capital	—	—	194,436	180,917
Average assets	—	—	1,130,642	1,059,461
Risk-weighted assets	—	—	1,120,179	993,374
Leverage ratio(1)	4.0%	5.0%	15.9%	15.8%
Common equity Tier 1 capital ratio(2)	7.0	6.5	13.7	14.3
Tier 1 capital ratio(3)	8.5	8.0	16.1	16.9
Total capital ratio(3)	10.5	10.0	17.4	18.2

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In October 2019, the FASB voted to defer implementation of the standard for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. The Company is assessing the impact the update will have on its financial statements, and expects the update to have an impact on the Company’s accounting for estimated credit losses on its loans.

(3) INVESTMENT SECURITIES (Bank Holding Company Accounting)

Fixed maturity securities available for sale as of September 30, 2019 and December 31, 2018 consisted of the following:

September 30, 2019 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$34,431	$569	$(65)	$34,935
State and municipalities	12,279	262	(54)	12,487
Total	$46,710	$831	$(119)	$47,422

December 31, 2018 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$32,184	$15	$(742)	$31,457
State and municipalities	14,239	35	(407)	13,867
Total	$46,423	$50	$(1,149)	$45,324

The amortized cost and estimated market value of investment securities as of September 30, 2019 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$35	$35
Due after one year through five years	12,416	12,497
Due after five years through ten years	10,267	10,417
Due after ten years	23,992	24,473
Total	$46,710	$47,422

The following tables show information pertaining to securities with gross unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
September 30, 2019 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(39)	$4,083	$(26)	$5,075
State and municipalities	(1)	169	(53)	2,770
Total	$(40)	$4,252	$(79)	$7,845

	Less than Twelve Months		Twelve Months and Over
December 31, 2018 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(54)	$4,616	$(688)	$24,871
State and municipalities	(78)	5,429	(329)	6,259
Total	$(132)	$10,045	$(1,017)	$31,130

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES (Bank Holding Company Accounting)

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at September 30, 2019 and December 31, 2018.

	As of September 30, 2019		As of December 31, 2018
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$706,393	62%	$587,038	58%
Home improvement	230,726	20	183,155	18
Commercial	68,209	6	64,083	6
Medallion	136,954	12	183,606	18
Total gross loans	1,142,282	100%	1,017,882	100%
Allowance for loan losses	(43,113)		(36,395)
Total net loans	$1,099,169		$981,487

The following tables show the activity of the gross loans for the three and nine months ended September 30, 2019.

Three Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475
Loan originations	82,662	42,641	4,750	—	130,053
Principal payments	(40,790)	(20,729)	(375)	(4,013)	(65,907)
Charge-offs, net	(3,489)	(51)	(819)	(1,535)	(5,894)
Transfer to loans in process of foreclosure, net	(3,429)	—	—	(3,005)	(6,434)
Other	2,899	(684)	211	(437)	1,989
Gross loans – September 30, 2019	$706,393	$230,726	$68,209	$136,954	$1,142,282

Nine Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	248,989	102,821	14,520	—	366,330
Principal payments	(113,680)	(53,508)	(9,789)	(10,612)	(187,589)
Charge-offs, net	(10,853)	(295)	(819)	(18,166)	(30,133)
Transfer to loans in process of foreclosure, net	(10,311)	—	—	(15,573)	(25,884)
Other	5,210	(1,447)	214	(2,301)	1,676
Gross loans – September 30, 2019	$706,393	$230,726	$68,209	$136,954	$1,142,282

The following table sets forth the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and the three and six months ended September 30, 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands)	2019		2018	2019		2018
Allowance for loan losses – beginning balance	$40,670		$21,425	$36,395		$—	(1)
Charge-offs
Recreation	(5,444)		(4,825)	(16,366)		(9,471)
Home improvement	(568)		(659)	(1,655)		(1,220)
Commercial	(819)		—	(819)		—
Medallion	(2,378)		(6,457)	(20,408)		(12,737)
Total charge-offs	(9,209)		(11,941)	(39,248)		(23,428)
Recoveries
Recreation	1,955		1,318	5,513		3,217
Home improvement	517		367	1,360		606
Commercial	—		—	—		4
Medallion	843		110	2,242		304
Total recoveries	3,315		1,795	9,115		4,131
Net charge-offs(2)	(5,894)		(10,146)	(30,133)		(19,297)
Provision for loan losses	8,337		18,205	36,851		48,781
Allowance for loan losses – ending balance	$43,113	(3)	$29,484	$43,113	(3)	$29,484

(1)

Beginning balance reflects the transition to Bank Holding Company Accounting by netting previously established unrealized depreciation against the gross loan balances resulting in a starting point of zero for the six months ended September 30, 2018.

(2)	As of September 30, 2019, cumulative net charge-offs of loans and loans in process of foreclosure in the medallion portfolio were $242,889, representing collection opportunities for the Company.
(3)

Includes $4,608 of a general reserve for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 11% of the total allowance, and 3.56% of the medallion loans under 90 days past due as of September 30, 2019. This figure excludes $17,351 of a general reserve on loans at the Bank, which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded general reserves of $6,032.

The following tables set forth the composition of the allowance for loan losses by type as of September 30, 2019 and December 31, 2018.

September 30, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$15,927	37%	2.25%
Home improvement	2,235	5	0.97
Commercial	—	—	0.00
Medallion	24,951	58	18.22
Total	$43,113	100%	3.77%

December 31, 2018 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$6,856	19%	1.17%
Home improvement	1,796	5	0.98
Commercial	—	—	0.00
Medallion	27,743	76	15.11
Total	$36,395	100%	3.58%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The decline reflects the charge-offs of certain loans and their movement to loan collateral in process of foreclosure. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Total nonaccrual loans	$27,078	$34,877	$45,765
Interest foregone quarter to date	403	487	563
Amount of foregone interest applied to principal in the quarter	75	166	350
Interest foregone year to date	915	1,153	1,032
Amount of foregone interest applied to principal in the year	244	535	987
Interest foregone life to date	2,432	1,952	8,530
Amount of foregone interest applied to principal life to date	655	1,214	3,412
Percentage of nonaccrual loans to gross loan portfolio	2%	3%	4%

The following tables present the performance status of loans as of September 30, 2019 and December 31, 2018.

September 30, 2019 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$699,685	$6,708	$706,393	0.95%
Home improvement	230,487	239	230,726	0.10
Commercial	56,178	12,031	68,209	17.64
Medallion	128,854	8,100	136,954	5.91
Total	$1,115,204	$27,078	$1,142,282	2.37%

December 31, 2018 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$581,250	$5,788	$587,038	0.99%
Home improvement	183,018	137	183,155	0.07
Commercial	60,249	3,834	64,083	5.98
Medallion	158,488	25,118	183,606	13.68
Total	$983,005	$34,877	$1,017,882	3.43%

For those loans aged 31-90 days, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of September 30, 2019 and 2018, and December 31, 2018, all of which had an allowance recorded against the principal balance.

	September 30, 2019			For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Recreation	$6,708	$6,708	$256	$6,687	$152	$6,921	$366
Home improvement	239	239	4	243	2	245	2
Commercial	12,031	12,126	—	9,616	36	6,827	321
Medallion	8,100	8,660	3,160	13,418	27	11,279	39
Total nonperforming loans with an allowance	$27,078	$27,733	$3,420	$29,964	$217	$25,272	$728

	December 31, 2018			September 30, 2018			For the Three Months Ended September 30, 2018		Six Months Ended September 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$5,788	$5,788	$204	$5,075	$5,075	$180	$5,494	$106	$4,496	$231
Home improvement	137	137	3	167	167	3	178	—	119	—
Commercial	3,834	3,929	—	5,403	5,814	100	7,047	(82)	5,838	(12)
Medallion	25,118	26,237	22,035	38,057	39,038	10,085	55,065	101	54,917	215
Total nonperforming loans with an allowance	$34,877	$36,091	$22,242	$48,702	$50,094	$10,368	$67,784	$125	$65,370	$434

The following tables show the aging of all loans as of September 30, 2019 and December 31, 2018.

	Days Past Due
September 30, 2019 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$20,615	$6,771	$4,431	$31,817	$651,122	$682,939	$—
Home improvement	687	280	228	1,195	232,804	233,999	—
Commercial	—	—	276	276	67,933	68,209	—
Medallion	31,062	1,756	3,188	36,006	96,541	132,547	—
Total	$52,364	$8,807	$8,123	$69,294	$1,048,400	$1,117,694	$—

(1)	Excludes loan premiums of $6,161 resulting from purchase price accounting and $18,427 of capitalized loan origination costs.

	Days Past Due
December 31, 2018 (Dollars in thousands)	31-60	61-90	91 +	Total	Current	Total (1)	Recorded Investment > 90 Days and Accruing
Recreation	$18,483	$5,655	$4,020	$28,158	$539,051	$567,209	$—
Home improvement	715	283	135	1,133	184,528	185,661	—
Commercial	—	454	279	733	63,350	64,083	—
Medallion	8,689	3,652	15,720	28,061	148,774	176,835	—
Total	$27,887	$10,044	$20,154	$58,085	$935,703	$993,788	$—

(1)	Excludes loan premiums of $9,047 resulting from purchase price accounting and $15,047 of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 202%, 220%, and 224% as of September 30, 2019, December 31, 2018, and September 30, 2018.

The following table shows the troubled debt restructurings which the Company entered into during the three and nine months ended September 30, 2019.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans - 2019 three months	1	$758	$758
Recreation loans - 2019 three months	40	587	505
Medallion loans - 2019 nine months	10	$4,041	$4,041
Recreation loans - 2019 nine months	276	4,109	2,619

During the twelve months ended September 30, 2019, three medallion loans modified as troubled debt restructurings were in default and had an investment value of $812,000 as of September 30, 2019, net of a $365,000 allowance for loan losses, and 191 recreation loans modified as trouble debt restructurings were in default and had an investment value of $1,727,000 as of September 30, 2019, net of a $66,000 allowance for loan losses.

The following table shows the troubled debt restructurings which the Company entered into during the three and nine months ended September 30, 2018.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans - 2018 three months	10	$4,810	$4,810
Medallion loans - 2018 nine months	17	$7,505	$7,505

During the twelve months ended September 30, 2018, three loans modified as troubled debt restructurings were in default and had an investment value of $1,305,000 as of September 30, 2018, net of a $773,000 allowance for loan losses.

The following tables show the activity of the loans in process of foreclosure, which relate only to the recreation and medallion loans, for the three and nine months ended September 30, 2019.

Three Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – June 30, 2019	$955	$51,413	$52,368
Transfer from loans, net	3,429	3,005	6,434
Sales	(1,604)	(387)	(1,991)
Cash payments received	—	(1,556)	(1,556)
Collateral valuation adjustments	(1,603)	(113)	(1,716)
Loans in process of foreclosure – September 30, 2019	$1,177	$52,362	$53,539

Nine Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	10,311	15,573	25,884
Sales	(5,715)	(899)	(6,614)
Cash payments received	—	(6,100)	(6,100)
Collateral valuation adjustments	(4,922)	(4,204)	(9,126)
Loans in process of foreclosure – September 30, 2019	$1,177	$52,362	$53,539

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

(7) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Twelve Months Ending September 30,
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	September 30, 2019	December 31, 2018	Interest Rate (1)
Deposits	$348,385	$182,587	$225,560	$112,413	$94,042	$—	$962,987	$848,040	2.37%
SBA debentures and borrowings	23,093	8,500	—	5,000	5,000	32,500	74,093	80,099	3.41
Retail and privately placed notes	—	33,625	—	—	36,000	—	69,625	33,625	8.61
Notes payable to banks	7,652	27,370	280	280	70	—	35,652	59,615	4.25
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	4.24
Other borrowings	11,758	—	—	—	—	—	11,758	7,649	2.09
Total	$390,888	$252,082	$225,840	$117,693	$135,112	$65,500	$1,187,115	$1,062,028	2.91%

(1)	Weighted average contractual rate as of September 30, 2019.

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

(Dollars in thousands)	September 30, 2019
Three months or less	$84,392
Over three months through six months	66,100
Over six months through one year	197,893
Over one year	614,602
Total deposits	$962,987

(B) DZ LOAN

In December 2008, Trust III entered into the DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC (DZ loan). The line, which currently terminates on November 15, 2019, is under negotiation to be extended.

Borrowings under Trust III’s DZ loan are collateralized by Trust III’s assets. MFC is the servicer of the loans owned by Trust III. In addition, if certain financial tests are not met, MFC can be replaced as the servicer. See Note 19 for more information about Trust III and the DZ loan.

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756 (the SBA Loan). In connection with the SBA Loan, FSVC executed a Note (the SBA Note), with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum, required a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018 (which was paid) and a minimum of $7,600,000 of principal and interest to be paid on or before March 27, 2019 (which was paid), and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations and warranties and covenants defaults. As of September 30, 2019, $172,485,000 of commitments had been fully utilized, there were $3,000,000 of commitments available, and $74,093,000 was outstanding, including $23,093,000 under the SBA Note.

(D) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of September 30, 2019.

(Dollars in thousands)
Borrower	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at September 30, 2019	Payment	Average Interest Rate at September 30, 2019	Interest Rate Index(1)
Medallion Financial Corp.	5/5	4/11 - 8/14	9/20 - 3/21	Term loans and demand notes secured by pledged loans(2)	$23,231	(2)	$23,231	Interest only(3)	4.63%	Various(3)
Medallion Chicago	2/23	11/11 - 12/11	2/21	Term loans secured by owned Chicago medallions(4)	18,449		11,231	$134 of principal & interest paid monthly	3.50%	N/A
Medallion Funding	1/1	11/18	12/23		1,400		1,190	$70 principal & interest paid quarterly	4.00%	N/A
					$43,080		$35,652

(1)	At September 30, 2019, 30 day LIBOR was 2.02%, 360 day LIBOR was 2.03%, and the prime rate was 5.00%.
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

On July 6, 2019, the Company paid $10,819,000 at maturity in satisfaction of all its outstanding obligations under one of its credit facilities. In connection with this payment, the Company obtained a waiver from one of its other lenders, with a term note of $3,096,000, of certain resulting repayment and other obligation, which waiver expires on December 1, 2019.

(E) RETAIL AND PRIVATELY PLACED NOTES

In March 2019, the Company completed a private placement to certain institutional investors of $30,000,000 aggregate principal amount of 8.25% unsecured senior notes due 2024, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, including repaying certain borrowings under its notes payable to banks at a discount which led to a gain of $4,145,000 in the 2019 first quarter. In August 2019, the private placement was reopened and an additional $6,000,000 of notes was issued to certain institutional investors.

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

(F) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (2.09% at September 30, 2019) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At September 30, 2019, $33,000,000 was outstanding on the preferred securities.

(G) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty (refer to Note 15 for more details). At December 31, 2018, the total outstanding on these notes was $7,149,000 at a 2.00% annual interest rate compounded monthly and due March 31, 2020. As of September 30, 2019, $7,258,000 was outstanding on these notes. Additionally, RPAC has a short term promissory note to an unrelated party for $500,000 due on December 31, 2019.

In September 2019, the Company issued federal funds of $4,000,000 at a 2.25% interest rate, which funds were repaid in October 2019.

(H) COVENANT COMPLIANCE

Certain of our debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth, which in the event of noncompliance could preclude their ability to pay dividends to the Company.

(8) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 that are operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three and nine months ended September 30, 2019.

(Dollars in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease costs	$531	$1,593
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	556	1,680
Right-of-use asset obtained in exchange for lease liability	29	(1)

The following table presents the breakout of the operating leases as of September 30, 2019.

(Dollars in thousands)	September 30, 2019
Operating lease right-of-use assets	$12,559
Other current liabilities	1,820
Operating lease liabilities	12,090
Total operating lease liabilities	13,910
Weighted average remaining lease term	3.7 years
Weighted average discount rate	4.00%

At September 30, 2019, maturities of the lease liabilities were as follows.

(Dollars in thousands)
Remainder of 2019	$600
2020	2,397
2021	2,295
2022	2,228
2023	2,136
Thereafter	6,042
Total lease payments	$15,698
Less imputed interest	1,788
Total operating lease liabilities	$13,910

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Goodwill and other intangibles	$(44,315)	$(45,272)
Provision for loan losses	19,529	25,790
Net operating loss carryforwards(1)	21,166	11,132
Accrued expenses, compensation, and other assets	1,932	1,844
Unrealized gains on other investments	(4,737)	(2,024)
Total deferred tax liability	(6,425)	(8,530)
Valuation allowance	(462)	(255)
Deferred tax liability, net	(6,887)	(8,785)
Taxes receivable	1,290	1,812
Net deferred and other tax liabilities	$(5,597)	$(6,973)

(1)

As of September 30, 2019, the Company and its subsidiaries had an estimated $87,433 of net operating loss carryforwards, $1,712 of which expire at various dates between December 31, 2026 and December 31, 2035, which had a net asset value of $20,704 as of September 30, 2019.

The components of our tax (provision) benefit for the three and nine months ended September 30, 2019 and 2018 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Current
Federal	$(230)	$(9,353)	$(1,099)	$(3,040)
State	(661)	(2,318)	(1,620)	(1,078)
Deferred
Federal	(887)	9,100	1,311	8,128
State	1,613	2,688	3,334	768
Net (provision) benefit for income taxes	$(165)	$117	$1,926	$4,778

The following table presents a reconciliation of statutory federal income tax (provision) benefit to consolidated actual income tax (provision) benefit reported in net loss/net decrease in net assets for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Statutory Federal income tax (provision) benefit at 21%	$(1,616)	$877	$(332)	$8,106
State and local income taxes, net of federal income tax benefit	(547)	(107)	(113)	994
Revaluation of net operating losses	876	—	380	—
Appreciation of Medallion Bank	—	—	—	(1,974)
Utilization of carry forwards	—	(247)	—	(910)
Change in state income tax accruals	—	—	600	—
Change in effective state income tax rate	608	—	916	(1,358)
Income attributable to non-controlling interest	451	—	451	—
Non deductible expenses	—	(215)	—	(403)
Other	63	(191)	24	323
Total income tax (provision) benefit	$(165)	$117	$1,926	$4,778

On December 22, 2017, the US government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduced the Company’s corporate statutory income tax rate from 35% to 21%, but eliminated or increased certain permanent differences.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of September 30, 2019.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah tax filings of the Company for the tax years 2016 through the present are the more significant filings that are open for examination.

(10) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan (2018 Plan), which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, stock appreciation rights, etc. A total of 1,500,253 shares of the Company’s common stock are issuable under the 2018 Plan, and 882,219 remained issuable as of September 30, 2019. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan (2015 Restricted Stock Plan) on February 13, 2015, which was approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provided for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock were issuable under the 2015 Restricted Stock Plan, and 241,919 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At September 30, 2019, 497,721 options on the Company’s common stock were outstanding under the Company’s plans, of which 81,667 options were exercisable, and there were 247,616 unvested shares of the Company’s common stock outstanding under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $2.98 per share and $1.06 per share for the nine months ended September 30, 2019 and 2018. The following assumption categories are used to determine the value of any option grants.

	Nine Months Ended September 30,
	2019	2018
Risk free interest rate	2.39%	2.82%
Expected dividend yield	0.79	4.86
Expected life of option in years(1)	6.25	6.00
Expected volatility(2)	48.45	30.00

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2019 quarters and the 2018 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017	320,626	$2.14-13.84	$8.78
Granted	39,000	5.27-5.58	5.46
Cancelled	(214,960)	9.22-9.24	9.22
Exercised(1)	—	—	—
Outstanding at December 31, 2018	144,666	2.06-13.84	7.23
Granted	374,377	5.21-6.55	6.48
Cancelled	(18,000)	7.49-9.38	8.44
Exercised(1)	—	—	—
Outstanding at March 31, 2019	501,043	2.14-13.84	6.63
Granted	1,104	6.55	6.55
Cancelled	(3,433)	6.55-7.49	7.10
Exercised(1)	—	—	—
Outstanding at June 30, 2019	498,714	2.14-13.84	6.62
Granted	—	—	—
Cancelled	(993)	6.55	6.55
Exercised(1)	—	—	—
Outstanding at September 30, 2019(2)	497,721	$2.14-13.84	$6.62
Options exercisable at September 30, 2019(2)	81,667	$2.14-13.84	$8.35

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 for each of the 2019 and 2018 three and nine months ended September 30.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2019 and the related exercise price of the underlying options, was $180,000 for outstanding options and $78,000 for exercisable options as of September 30, 2019. The remaining contractual life was 8.81 years for outstanding options and 5.95 years for exercisable options at September 30, 2019.

The following table presents the activity for the restricted stock programs for the 2019 quarters and the 2018 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017	408,582	$2.06-10.38	$3.45
Granted	101,010	3.93-5.27	4.41
Cancelled	(9,737)	3.93-9.08	4.66
Vested(1)	(308,940)	2.06-10.38	3.35
Outstanding at December 31, 2018	190,915	2.14-5.27	4.06
Granted	163,098	6.55	6.55
Cancelled	(1,699)	3.93-3.95	3.94
Vested(1)	(101,832)	3.93-4.39	4.07
Outstanding at March 31, 2019	250,482	2.14-6.55	5.68
Granted	4,751	6.55-7.03	6.98
Cancelled	(949)	3.95-6.55	6.40
Vested(1)	(16,406)	2.06-7.03	3.35
Outstanding at June 30, 2019	237,878	3.95-6.55	5.86
Granted	10,417	4.80	4.80
Cancelled	(679)	3.95-6.55	5.90
Vested(1)	—	—	—
Outstanding at September 30, 2019(2)	247,616	$3.95-6.55	$5.82

(1)	The aggregate fair value of the restricted stock vested was $0 and $736,000 for the three and nine months ended September 30, 2019, and was $32,000 and $1,241,000 for the comparable 2018 periods.

(2)	The aggregate fair value of the restricted stock was $1,585,000 as of September 30, 2019. The remaining vesting period was 2.67 years at September 30, 2019.

In addition, during the 2019 third quarter, the Company granted and has outstanding, 26,040 restricted stock units that vest in one year with a grant price of $4.80. These units have the option of deferring vesting until a future date if the employee makes a formal election under the guidelines of IRC Section 409A.

The following table presents the activity for the unvested options outstanding under the plans for the 2019 quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	62,777	$2.14-7.10	$4.59
Granted	374,377	5.21-6.55	6.48
Cancelled	—	—	—
Vested	—	—	—
Outstanding at March 31, 2019	437,154	2.14-7.10	6.21
Granted	1,104	6.55	6.55
Cancelled	(1,433)	6.55	6.55
Vested	(16,000)	2.22-7.10	5.12
Outstanding at June 30, 2019	420,825	2.14-6.55	6.25
Granted	—	—	—
Cancelled	(993)	6.55	6.55
Vested	(3,778)	2.61	2.61
Outstanding at September 30, 2019	416,054	$2.14-6.55	$6.28

The intrinsic value of the options vested was $8,000 and $34,000 for the three and nine months ended September 30, 2019.

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

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states, with the highest concentrations in Texas, Florida, and California at 16%, 10%, and 10% of loans outstanding and with no other states over 10% as of September 30, 2019. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 62%, 18%, and 12% of the segment portfolio as of September 30, 2019. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in swimming pools, roofs, solar panels, and windows, at 25%, 20%, 13%, and 13% of total home improvement loans outstanding, and with no other product lines over 10% as of September 30, 2019. The commercial lending segment focuses on enterprise wide industries, including manufacturing services, and various other industries, in which 57% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of the taxicab medallions, taxicabs, and related assets, of which 88% were in New York City as of September 30, 2019.

In addition, our non-operating segments include RPAC, which is a race car team, and our corporate and other investments segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements.

As part of the segment reporting, capital ratios for all operating segments have been normalized at 20%, which approximates the percentage of consolidated total equity divided by total assets, with the net adjustment applied to corporate and other investments for the three and nine months ended September 30, 2019. In addition, beginning in fiscal year 2019, the commercial segment exclusively represents the mezzanine lending business, and the legacy commercial loan business (immaterial to total) has been re-allocated to corporate and other investments for all periods presented.

The following tables present segment data as of September 30, 2019 and for the three and nine months then ended, and as of September 30, 2018, and for the three and six months then ended.

	Consumer Lending						Corp.
Three Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$26,147	$5,184	$1,842		$975	$—	$492	$34,640
Total interest expense	3,578	1,309	741		1,935	47	1,615	9,225
Net interest income (loss)	22,569	3,875	1,101		(960)	(47)	(1,123)	25,415
Provision for loan losses	6,744	(629)	364		1,858	—	—	8,337
Net interest income (loss) after loss provision	15,825	4,504	737		(2,818)	(47)	(1,123)	17,078
Sponsorship and race winnings	—	—	—		—	7,940	—	7,940
Race team related expenses	—	—	—		—	(2,663)	—	(2,663)
Other income (expense)	(6,181)	(2,000)	563		(2,762)	(1,784)	(2,591)	(14,755)
Net income (loss) before taxes	9,644	2,504	1,300		(5,580)	3,446	(3,714)	7,600
Income tax benefit (provision)	(2,497)	(648)	(314)		1,345	(831)	2,780	(165)
Net income (loss)	$7,147	$1,856	$986		$(4,235)	$2,615	$(934)	$7,435
Balance Sheet Data
Total loans, net	$690,466	$228,491	$64,646		$112,003	$—	$3,563	$1,099,169
Total assets	702,541	239,991	87,486		226,868	33,134	229,734	1,519,754
Total funds borrowed	559,995	190,871	69,658		180,040	7,758	178,793	1,187,115
Selected Financial Ratios
Return on average assets	4.14%	3.22%	4.49%		(7.26)%	31.13%	(1.54)%	1.31%
Return on average equity	20.69	16.09	22.45		(36.30)	NM	(7.81)	6.81
Interest yield	15.35	9.46	11.09		3.30	N/A	N/A	11.87
Net interest margin	13.25	7.07	6.63		(3.25)	N/A	N/A	8.71
Reserve coverage	2.25	0.97	0.00	(1)	18.22	N/A	N/A	3.77
Delinquency status(2)	0.69	0.11	0.40	(1)	2.41	N/A	N/A	0.73
Charge-off ratio	2.05	0.09	4.93	(3)	5.20	N/A	N/A	2.17

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending						Corp.
Nine Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$72,996	$14,187	$5,359		$2,482	$—	$1,674	$96,698
Total interest expense	9,541	3,252	2,108		5,435	119	5,313	25,768
Net interest income (loss)	63,455	10,935	3,251		(2,953)	(119)	(3,639)	70,930
Provision for loan losses	19,925	733	364		15,374	—	455	36,851
Net interest income (loss) after loss provision	43,530	10,202	2,887		(18,327)	(119)	(4,094)	34,079
Sponsorship and race winnings	—	—	—		—	16,008	—	16,008
Race team related expenses	—	—	—		—	(7,211)	—	(7,211)
Other (expense)	(17,501)	(5,356)	(532)		(8,106)	(5,298)	(5,822)	(42,615)
Net income (loss) before taxes	26,029	4,846	2,355		(26,433)	3,380	(9,916)	261
Income tax benefit (provision)	(6,741)	(1,255)	(568)		6,375	(815)	4,930	1,926
Net income (loss)	$19,288	$3,591	$1,787		$(20,058)	$2,565	$(4,986)	$2,187
Balance Sheet Data
Total loans, net	$690,466	$228,491	$64,646		$112,003	$—	$3,563	$1,099,169
Total assets	702,541	239,991	87,486		226,868	33,134	229,734	1,519,754
Total funds borrowed	559,995	190,871	69,658		180,040	7,758	178,793	1,187,115
Selected Financial Ratios
Return on average assets	4.01%	2.50%	2.69%		(10.82)%	10.76%	(2.90)%	(0.12)%
Return on average equity	17.42	11.34	13.43		(54.12)	NM	(11.52)	(0.60)
Interest yield	15.45	9.44	11.59		2.50	N/A	N/A	11.68
Net interest margin	13.43	7.27	7.03		(2.97)	N/A	N/A	8.57
Reserve coverage	2.25	0.97	0.00	(1)	18.22	N/A	N/A	3.77
Delinquency status(2)	0.69	0.11	0.40	(1)	2.41	N/A	N/A	0.73
Charge-off ratio	2.30	0.20	1.77	(3)	18.29	N/A	N/A	3.92

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending						Corp.
Three Months Ended September 30, 2018 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$24,001	$3,968	$2,370		$2,126	$—	$687	$33,152
Total interest expense	2,306	709	500		3,672	40	1,660	8,887
Net interest income (loss)	21,695	3,259	1,870		(1,546)	(40)	(973)	24,265
Provision for loan losses	4,423	598	(75)		13,259	—	—	18,205
Net interest income (loss) after loss provision	17,272	2,661	1,945		(14,805)	(40)	(973)	6,060
Sponsorship and race winning	—	—	—		—	5,371	—	5,371
Race team related expenses	—	—	—		—	(2,876)	—	(2,876)
Other income (expense)	(3,160)	400	(945)		(4,077)	(1,887)	(2,849)	(12,518)
Net income (loss) before taxes	14,112	3,061	1,000		(18,882)	568	(3,822)	(3,963)
Income tax benefit (provision)	(3,979)	(863)	(232)		4,371	(107)	927	117
Net income (loss)	$10,133	$2,198	$768		$(14,511)	$461	$(2,895)	$(3,846)
Balance Sheet Data as of September 30, 2018
Total loans, net	$572,995	$168,781	$77,886		$235,827	$—	$4,572	$1,060,061
Total assets	582,610	175,333	88,035		369,763	36,237	319,429	1,571,407
Total funds borrowed	431,868	132,914	53,323		399,750	7,614	239,605	1,265,074
Balance Sheet Data as of December 31, 2018
Total loans, net	$580,182	$181,359	$59,973		$155,863	$—	$4,110	$981,487
Total assets	590,746	188,892	90,264		273,501	29,925	208,518	1,381,846
Total funds borrowed	434,527	143,815	51,266		294,465	7,649	130,306	1,062,028
Selected Financial Ratios as of September 30, 2018
Return on average assets	6.80%	4.57%	3.50%		(15.23)%	4.94%	(4.29)%	(1.19)%
Return on average equity	27.77	19.99	7.47		NM	42.83	(15.05)	(6.59)
Interest yield	15.87	8.10	12.33		3.41	N/A	N/A	10.75
Net interest margin	14.34	6.65	9.73		(2.48)	N/A	N/A	7.94
Reserve coverage	0.50	0.51	0.13		9.81	N/A	N/A	2.71
Delinquency status(2)	0.55	0.10	0.51	(1)	4.06	N/A	N/A	1.29
Charge-off ratio	3.19	1.34	0.00	(1)	10.35	N/A	N/A	3.69

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.

	Consumer Lending						Corp.
Six Months Ended September 30, 2018 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$46,133	$8,605	$4,587		$5,315	$—	$1,156	$65,796
Total interest expense	4,442	1,448	985		7,045	81	2,811	16,812
Net interest income (loss)	41,691	7,157	3,602		(1,730)	(81)	(1,655)	48,984
Provision for loan losses	9,133	1,475	100		38,073	—	—	48,781
Net interest income (loss) after loss provision	32,558	5,682	3,502		(39,803)	(81)	(1,655)	203
Sponsorship and race winning	—	—	—		—	10,599	—	10,599
Race team related expenses	—	—	—		—	(5,416)	—	(5,416)
Other (expense)	(8,680)	(1,285)	(1,887)		(6,888)	(4,124)	(4,390)	(27,254)
Net income (loss) before taxes	23,878	4,397	1,615		(46,691)	978	(6,045)	(21,868)
Income tax benefit (provision)	(6,141)	(1,159)	(368)		10,528	(150)	1,428	4,138
Net income (loss)	$17,737	$3,238	$1,247		$(36,163)	$828	$(4,617)	$(17,730)
Balance Sheet Data as of September 30, 2018
Total loans, net	$572,995	$168,781	$77,886		$235,827	$—	$4,572	$1,060,061
Total assets	582,610	175,333	88,035		369,763	36,237	319,429	1,571,407
Total funds borrowed	431,868	132,914	53,323		399,750	7,614	239,605	1,265,074
Balance Sheet Data as of December 31, 2018
Total loans, net	$580,182	$181,359	$59,973		$155,863	$—	$4,110	$981,487
Total assets	590,746	188,892	90,264		273,501	29,925	208,518	1,381,846
Total funds borrowed	434,527	143,815	51,266		294,465	7,649	130,306	1,062,028
Selected Financial Ratios as of September 30, 2018
Return on average assets	6.14%	3.42%	2.81%		(18.49)%	4.46%	(3.55)%	(2.51)%
Return on average equity	25.84	15.22	6.05		NM	38.67	(11.16)	(13.34)
Interest yield	15.88	8.94	13.48		4.03	N/A	N/A	10.91
Net interest margin	14.35	7.44	10.58		(1.31)	N/A	N/A	8.17
Reserve coverage	0.50	0.51	0.13		9.81	N/A	N/A	2.71
Delinquency status(2)	0.55	0.10	0.51	(1)	4.06	N/A	N/A	1.29
Charge-off ratio	3.26	1.27	0.00	(1)	9.66	N/A	N/A	3.53

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.

(12) OTHER OPERATING EXPENSES (Investment Company Accounting)

The major components of other operating expenses were as follows:

(Dollars in thousands)	For the Three Months Ended March 31, 2018
Directors’ fees	$89
Miscellaneous taxes	120
Computer expenses	74
Depreciation and amortization	23
Other expenses	161
Total other operating expenses	$467

(13) SELECTED FINANCIAL RATIOS AND OTHER DATA (Investment Company Accounting)

The following table provides selected financial ratios and other data for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2018
Net share data
Net asset value at the beginning of the period	$11.80
Net investment loss	(0.15)
Income tax benefit	0.03
Net realized losses on investments	(1.44)
Net change in unrealized appreciation on investments	0.94
Net decrease in net assets resulting from operations	(0.62)
Issuance of common stock	(0.03)
Repurchase of common stock	—
Net investment income	—
Return of capital	—
Net realized gains on investments	—
Total distributions	—
Total decrease in net asset value	(0.65)
Net asset value at the end of the period(1)	$11.15
Per share market value at beginning of period	$3.53
Per share market value at end of period	4.65
Total return(2)	(129)%
Ratios/supplemental data
Total shareholders’ equity (net assets)	$272,437
Average net assets	$284,021
Total expense ratio(3) (4)	10.02%
Operating expenses to average net assets(4)	5.87
Net investment loss after income taxes to average net assets(4)	(4.61)%

(1)	Includes $0 of undistributed net investment income per share and $0 of undistributed net realized gains per share as of March 31, 2018.
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

Employment agreements expire at various dates through 2024, with future minimum payments under these agreements of approximately $6,061,000.

(B) OTHER COMMITMENTS

Except as described in the following paragraph, the Company had no commitments to extend credit or make investments outstanding at September 30, 2019. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has commitments for leased premises that expire at various dates through November 30, 2027. At September 30, 2019, minimal rental commitments for non-cancelable leases were $15,698,000.

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

(15) RELATED PARTY TRANSACTIONS

Certain directors, officers and stockholders of the Company are also directors and officers of its main subsidiaries, MFC, MCI, FSVC, and the Bank, as well as other subsidiaries. Officer salaries are set by the Board of Directors of the Company.

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

The Company’s subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which it makes an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,258,000 that earns interest at an annual rate of 2% as of September 30, 2019.

In the 2019 second quarter, RPAC entered into a sponsorship agreement with Victory Junction, a 501(c)(3) public charity for which Richard Petty is a Board member, for $7,000,000 of sponsorship payments to RPAC during the remaining 2019 race car season, of which $5,200,000 was earned and received in 2019.

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

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2019 and December 31, 2018, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and federal funds sold(1)	$55,015	$55,015	$57,713	$57,713
Equity investments	9,880	9,880	9,197	9,197
Investment securities	47,422	47,422	45,324	45,324
Loans receivable	1,099,169	1,099,169	981,487	981,487
Accrued interest receivable(2)	8,040	8,040	7,413	7,413
Financial liabilities
Funds borrowed(3)	1,187,115	1,188,850	1,062,028	1,062,297
Accrued interest payable(2)	3,511	3,511	3,852	3,852

(1)	Categorized as level 1 within the fair value hierarchy. See Note 17.
(2)	Categorized as level 3 within the fair value hierarchy. See Note 17.
(3)	As of September 30, 2019 and December 31, 2018, publicly traded retail notes traded at a premium to par of $1,735 and $269.

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

As required by FASB ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a level 3 fair value measurement may include inputs that are observable (levels 1 and 2) and unobservable (level 3). Therefore gains and losses for such assets and liabilities categorized within the level 3 table below may include changes in fair value that are attributable to both observable inputs (level 1 and 2) and unobservable inputs (level 3).

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

September 30, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,880	$9,880
Available for sale investment securities(1)	—	47,422	—	47,422
Total	$—	$47,422	$9,880	$57,302

(1)	Total unrealized income of $1,322, net of tax, was included in accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 related to these assets.

December 31, 2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,197	$9,197
Available for sale investment securities(1)	—	45,324	—	45,324
Total	$—	$45,324	$9,197	$54,521

(1)	Total unrealized losses of $82, net of tax, was included in accumulated other comprehensive income (loss) for the nine months ended December 31, 2018 related to these assets.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the three and nine months ended September 30, 2019 and the three and six months ended September 30, 2018, under Bank Holding Company Accounting, and for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Equity Investments
June 30, 2019	$9,797
Gains included in earnings	414
Purchases, investments, and issuances	1,077
Sales, maturities, settlements, and distributions	(1,408)
September 30, 2019	$9,880
Amounts related to held assets(1)	$(998)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2019.

(Dollars in thousands)	Equity Investments
December 31, 2018	$9,197
Gains included in earnings	510
Purchases, investments, and issuances	2,727
Sales, maturities, settlements, and distributions	(2,554)
September 30, 2019	$9,880
Amounts related to held assets(1)	$(1,300)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2019.

(Dollars in thousands)	Equity Investments
June 30, 2018	$10,773
Losses included in earnings	(400)
Purchases, investments, and issuances	631
Sales, maturities, settlements, and distributions	(252)
September 30, 2018	$10,752
Amounts related to held assets(1)	$(400)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2018.

(Dollars in thousands)	Equity Investments
March 31, 2018	$9,458
Losses included in earnings	(774)
Purchases, investments, and issuances	1,160
Sales, maturities, settlements, and distributions	(469)
Transfers in(1)	1,377
September 30, 2018	$10,752
Amounts related to held assets(2)	$(774)

(1)	Represents the removal of RPAC investments eliminated in consolidation as well as the transfer of LAX from controlled subsidiaries during the 2018 second quarter.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of September 30, 2018.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subsidiaries	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2017	$208,279	$90,188	$302,147	$9,521	$7,450	$339
Gains (losses) included in earnings	(38,190)	(8)	29,143	(993)	(1,915)	—
Purchases, investments, and issuances	7	7,252	462	935	—	—
Sales, maturities, settlements, and distributions	(8,941)	(3,812)	(583)	(5)	—	—
March 31, 2018	$161,155	$93,620	$331,169	$9,458	$5,535	$339
Amounts related to held assets(1)	$(38,190)	$(10)	$29,143	$(993)	$(1,915)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period, which relate to assets held as of March 31, 2018.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018 under Bank Holding Company Accounting.

September 30, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$27,078	$27,078
Loan collateral in process of foreclosure	—	—	53,539	53,539
Total	$—	$—	$80,617	$80,617

December 31, 2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$34,877	$34,877
Loan collateral in process of foreclosure	—	—	49,495	49,495
Total	$—	$—	$84,372	$84,372

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

The valuation techniques and significant unobservable inputs used in recurring level 3 fair value measurements of assets and liabilities as of September 30, 2019 and December 31, 2018 were as follows under Bank Holding Company Accounting.

(Dollars in thousands)	Fair Value at 9/30/19	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$7,038	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,387	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Precedent arm’s length offer	Business enterprise value	$6,014 – $7,214
			Business enterprise value/revenue multiples	0.96x – 4.44x
			Discount for lack of marketability	25%
	1,455	Precedent market transaction	Offering price	$8.73/share

(Dollars in thousands)	Fair Value at 12/31/18	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$5,683	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,850	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Precedent arm’s length offer	Business enterprise value	$6,014 – $7,214
			Business enterprise value/revenue multiples	0.96x – 4.54x
	1,455	Precedent market transaction	Offering price	$8.73/share
	209	Investee book value	Valuation indicated by investee filings	N/A

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

(20) SUBSEQUENT EVENTS

We have evaluated subsequent events that have occurred through the date of financial statement issuance. As of such date, there were no subsequent events that required disclosure.

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17% (19% if there had been no loan sales during 2016, 2017, and 2018). We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. As a result of our change in strategy, as of September 30, 2019, our consumer loans represented 84% of our net loan portfolio, with medallion loans representing 10% and commercial loans representing 6%. Total assets under management and management of our unconsolidated wholly-owned subsidiaries (prior to April 2, 2018), which includes our managed net investment portfolio, as well as assets serviced for third party investors and unconsolidated subsidiaries, were $1,649,000,000 as of September 30, 2019, and were $1,522,000,000 and $1,598,000,000 as of December 31, 2018 and September 30, 2018, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

Beginning in the current year, the Bank began the process to build-out a strategic partnership program with financial technology (Fintech) companies. Although no partnerships have been finalized, the Bank is actively exploring this opportunity with a number of Fintech companies with a plan to begin operations in 2020.

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

Our wholly-owned subsidiary, Medallion Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. Medallion Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxicab medallion and commercial loans to Medallion Bank, which originated these loans, and have been serviced by Medallion Servicing Corp. (MSC). However, at this time Medallion Bank is not originating any new taxi medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of taxicab medallion loans that Medallion Bank may finance to three times Tier 1 capital, although it is less than one times Tier 1 capital as of September 30, 2019. MSC earns referral and servicing fees for these activities.

The assets of Taxi Medallion Loan Trust III (Trust III) are not available to pay obligations of its affiliates or any other party. Trust III’s loans are serviced by Medallion Funding LLC (MFC). On November 8, 2018, a limited guaranty in favor of DZ Bank was terminated in exchange for a $1.4 million note, payable in quarterly installments over five years. As a result of such restructuring, effective as of such date, Trust III is no longer consolidated in our financial statements.

Average Balances and Rates (Bank Holding Company Accounting)

The following tables show the Company’s consolidated average balance sheet, interest income and expense and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities for the three months ended September 30, 2019 and 2018, and for the nine months ended September 30, 2019 and for the six months ended September 30, 2018.

	Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$36,070	$145	1.59%	$54,777	$128	0.93%
Investment securities	44,896	303	2.68	45,835	292	2.53
Loans
Recreation	675,973	26,147	15.35	600,160	24,001	15.87
Home improvement	217,510	5,184	9.46	194,466	3,968	8.10
Commercial	65,896	1,886	11.36	81,312	2,637	12.87
Medallion	117,160	975	3.30	247,409	2,126	3.41
Total loans	1,076,539	34,192	12.60	1,123,347	32,732	11.56
Total interest-earning assets	1,157,505	34,640	11.87	1,223,959	33,152	10.75
Non-interest-earning assets
Cash	27,380			10,347
Equity investments	9,960			10,888
Loan collateral in process of foreclosure(1)	52,962			60,871
Goodwill and intangible assets	203,882			210,972
Deferred tax asset	—			1,243
Other assets	50,026			40,148
Total non-interest-earning assets	344,210			334,469
Total assets	$1,501,715			$1,558,428
Interest-bearing liabilities
Deposits	$947,521	$6,003	2.51%	$936,724	$5,064	2.14%
DZ loan	—	—	0.00	96,585	1,001	4.11
SBA debentures and borrowings	75,073	741	3.92	78,786	769	3.87
Notes payable to banks	38,259	436	4.52	69,629	762	4.34
Retail and privately placed notes	66,592	1,618	9.64	33,625	875	10.32
Preferred securities	33,000	380	4.57	33,000	375	4.51
Other borrowings	8,737	47	2.13	7,596	41	2.14
Total interest-bearing liabilities	1,169,182	9,225	3.13	1,255,945	8,887	2.81
Non-interest-bearing liabilities
Deferred tax liability	6,114			—
Other liabilities	36,760			19,586
Total non-interest-bearing liabilities	42,874			19,586
Total liabilities	1,212,056			1,275,531
Non controlling interest	28,423			27,246
Total stockholders’ equity	261,236			255,651
Total liabilities and stockholders' equity	$1,501,715			$1,558,428
Net interest income		$25,415			$24,265
Net interest margin			8.71%			7.94%

(1)

Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $6,091 and $2,668 as of September 30, 2019 and 2018.

During the quarter, our net loans receivable had a yield of 11.87% (compared to 10.75% in the prior year quarter), mainly driven by the increase in the average yield on home improvement loans and the greater proportion of higher yielding assets in the portfolio mix while all other yields have declined overall. The debt, mainly certificates of deposit, helps fund the growing consumer loan business and as the market rates have increased, there has been an overall increase in the average borrowing rate to 3.13% from 2.8% in the prior year quarter.

	Nine Months Ended September 30, 2019			Six Months Ended September 30, 2018
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$34,464	$443	1.72%	$42,674	$223	1.04%
Investment securities	44,630	993	2.97	44,522	561	2.51
Loans
Recreation	631,754	72,996	15.45	579,456	46,133	15.88
Home improvement	201,024	14,187	9.44	191,970	8,605	8.94
Commercial	61,818	5,597	12.11	80,834	5,315	12.24
Medallion	132,799	2,482	2.50	263,090	4,959	4.03
Total loans	1,027,395	95,262	12.40	1,115,350	65,012	11.63
Total interest-earning assets	1,106,489	96,698	11.68	1,202,546	65,796	10.91
Non-interest-earning assets
Cash	33,453			10,349
Equity investments	9,460			10,934
Loan collateral in process of foreclosure(1)	51,587			60,841
Goodwill and intangible assets	204,244			211,191
Deferred tax asset	—			1,873
Other assets	46,162			37,352
Total non-interest-earning assets	344,906			332,540
Total assets	$1,451,395			$1,535,086
Interest-bearing liabilities
Deposits	$898,188	$16,409	2.44%	$900,941	$9,264	2.05%
DZ loan	—	—	0.00	97,050	1,885	3.87
SBA debentures and borrowings	77,647	2,261	3.89	78,634	1,521	3.86
Notes payable to banks	48,999	1,703	4.65	71,077	1,583	4.44
Retail and privately placed notes	55,757	4,106	9.85	33,625	1,750	10.38
Preferred securities	33,000	1,170	4.74	33,000	728	4.40
Other borrowings	8,102	119	1.96	8,550	81	1.89
Total interest-bearing liabilities	1,121,693	25,768	3.07	1,222,877	16,812	2.74
Non-interest-bearing liabilities
Deferred tax liability	6,721			—
Other liabilities	32,678			23,081
Total non-interest-bearing liabilities	39,399			23,081
Total liabilities	1,161,092			1,245,958
Non controlling interest	27,800			27,227
Total stockholders’ equity	262,503			261,901
Total liabilities and stockholders' equity	$1,451,395			$1,535,086
Net interest income		$70,930			$48,984
Net interest margin			8.57%			8.17%

(1)

Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $6,091 and $2,668 as of September 30, 2019 and 2018.

For the nine months ended September 30, 2019, our net loans receivable had a yield of 11.68%, up from 10.91% in the six months ended September 30, 2018, which was mainly driven by the higher proportion of the portfolio of the higher yielding recreation loans. The debt, mainly certificates of deposit that assist in funding the growing consumer business, has an average borrowing rate of 3.07%.

Rate/Volume Analysis (Bank Holding Company Accounting)

The following tables present the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the periods indicated.

	Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$(44)	$60	$16	$108	$(35)	$73
Investment securities	(6)	17	11	23	(15)	8
Loans
Recreation	2,933	(786)	2,147	1,994	(201)	1,793
Home improvement	549	667	1,216	202	(767)	(565)
Commercial	(441)	(310)	(751)	41	(184)	(143)
Medallion	(1,084)	(67)	(1,151)	(278)	(381)	(659)
Total loans	1,957	(496)	1,461	1,959	(1,533)	426
Total interest-earning assets	1,907	(419)	1,488	2,090	(1,583)	507
Interest-bearing liabilities
Deposits	$58	$881	$939	$363	$508	$871
DZ loan	(501)	(500)	(1,001)	(10)	132	122
SBA debentures and borrowings	(36)	9	(27)	6	2	8
Notes payable to banks	(357)	31	(326)	(42)	(15)	(57)
Retail and privately placed notes	801	(58)	743	—	(10)	(10)
Preferred securities	—	5	5	—	23	23
Other borrowings	6	—	6	(8)	12	4
Total interest-bearing liabilities	(29)	368	339	309	652	961
Net	$1,936	$(787)	$1,149	$1,781	$(2,235)	$(454)

During the quarter, the increase in the interest earnings assets was mainly driven by the increase in volume in consumer loans as well as lower volume in the medallion portfolio. The debt change was driven by the increase in the cost of funds borrowed due to the market as well as the new debt issued. These increases in activity were partly offset by the de-consolidation of the DZ loan.

	Nine Months Ended September 30, 2019			Six Months Ended September 30, 2018
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$(189)	$124	$(65)	$100	$(68)	$32
Investment securities	(10)	138	128	32	13	45
Loans
Recreation	6,096	(2,051)	4,045	2,923	(1,103)	1,820
Home improvement	1,065	418	1,483	407	(530)	(123)
Commercial	(1,690)	(628)	(2,318)	36	245	281
Medallion	(2,406)	(972)	(3,378)	(429)	(689)	(1,118)
Total loans	3,065	(3,233)	(168)	2,937	(2,077)	860
Total interest-earning assets	2,866	(2,971)	(105)	3,069	(2,132)	937
Interest-bearing liabilities
Deposits	$(111)	$2,290	$2,179	$442	$965	$1,407
DZ loan	(1,106)	(1,020)	(2,126)	(21)	216	195
SBA debentures and borrowings	(59)	19	(40)	1	2	3
Notes payable to banks	(695)	98	(597)	(107)	51	(56)
Retail and privately placed notes	1,593	(111)	1,482	—	(19)	(19)
Preferred securities	—	57	57	—	61	61
Other borrowings	(4)	3	(1)	1	6	7
Total interest-bearing liabilities	(382)	1,336	954	316	1,282	1,598
Net	$3,248	$(4,307)	$(1,059)	$2,753	$(3,414)	$(661)

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The tables above and the following table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2019 and 2018. Our average balances declined during the current quarter and nine months ended September 30, 2019, reflecting the contraction in the medallion loan portfolio, mainly due to the deconsolidation of Trust III in the 2018 fourth quarter, but partly offset by the increase of certificates of deposits as the consumer business continued to grow. The increase in borrowing costs primarily reflects the repricing of term borrowings based upon current market conditions, and the increase in deposit balances reflect the lengthening of their maturity profile.

	Combined(1)
	Nine Months Ended
(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
September 30, 2018
Deposits	$9,263	$900,941	2.05%
DZ loan	2,687	97,734	3.68
SBA debentures and borrowings	2,269	78,543	3.86
Notes payable to banks	2,398	74,503	4.30
Retail notes	2,625	33,625	10.44
Preferred securities	1,040	33,000	4.21
Other borrowings	81	8,550	1.89
Total borrowings	$20,363	$1,226,896	2.22

(1)	Results include the six months ended September 30, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

We expect to continue to seek SBA funding through Medallion Capital, Inc. (Medallion Capital) to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2019 and 2018, short-term adjustable rate debt constituted 5% and 13% of total debt.

Loans

The gross loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. During the three and nine months ended September 30, 2019, there was continued growth in the consumer lending segments, which was partially offset by the various commercial loans settled during the period and payments received from borrowers.

Three Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475
Loan originations	82,662	42,641	4,750	—	130,053
Principal payments	(40,790)	(20,729)	(375)	(4,013)	(65,907)
Charge-offs, net	(3,489)	(51)	(819)	(1,535)	(5,894)
Transfer to loans in process of foreclosure, net	(3,429)	—	—	(3,005)	(6,434)
Other	2,899	(684)	211	(437)	1,989
Gross loans – September 30, 2019	$706,393	$230,726	$68,209	$136,954	$1,142,282

Nine Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	248,989	102,821	14,520	—	366,330
Principal payments	(113,680)	(53,508)	(9,789)	(10,612)	(187,589)
Charge-offs, net	(10,853)	(295)	(819)	(18,166)	(30,133)
Transfer to loans in process of foreclosure, net	(10,311)	—	—	(15,573)	(25,884)
Other	5,210	(1,447)	214	(2,301)	1,676
Gross loans – September 30, 2019	$706,393	$230,726	$68,209	$136,954	$1,142,282

Provision and Allowance for Loan Loss (Bank Holding Company Accounting)

During the three months ended September 30, 2019, New York medallion values (representing approximately 88% of the medallion loan portfolio) remained constant at $169,500, along with the Chicago medallion values remaining at $19,500, while the values also remained consistent for three months ended September 30, 2018, more loans had continued to age over 90 or 120 days, and were reserved and charged-off down to their collateral value. The provision and allowance also included the general reserve of $4,608,000 for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses as of September 30, 2019, whereas for the three months ended September 30, 2018 it included the general reserve of $4,897,000. This figure as of September 30, 2019 excludes the general reserve of $17,351,000 at Medallion Bank, much of which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded general reserves of $6,032,000. In addition, during the three months ended September 30, 2019, the recreation loan portfolio saw a decline in the reserve percentage leading to the lower provision.

During the nine months ended September 30, 2019, the New York medallion values declined to a net realizable value of $169,500 from $181,000 at December 31, 2018. Overall loans continued to age over 90 and 120 days, at which point they are charged-off.

	Three Months Ended September 30,			Nine Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands)	2019		2018	2019		2018
Allowance for loan losses – beginning balance	$40,670		$21,425	$36,395		$—	(1)
Charge-offs
Recreation	(5,444)		(4,825)	(16,366)		(9,471)
Home improvement	(568)		(659)	(1,655)		(1,220)
Commercial	(819)		—	(819)		—
Medallion	(2,378)		(6,457)	(20,408)		(12,737)
Total charge-offs	(9,209)		(11,941)	(39,248)		(23,428)
Recoveries
Recreation	1,955		1,318	5,513		3,217
Home improvement	517		367	1,360		606
Commercial	—		-	—		4
Medallion	843		110	2,242		304
Total recoveries	3,315		1,795	9,115		4,131
Net charge-offs(2)	(5,894)		(10,146)	(30,133)		(19,297)
Provision for loan losses	8,337		18,205	36,851		48,781
Allowance for loan losses – ending balance	$43,113	(3)	$29,484	$43,113	(3)	$29,484

(1)

Beginning balance reflects the transition to Bank Holding Company Accounting by netting previously established unrealized depreciation against the gross loan balances, resulting in a starting point of zero for the six months ended September 30, 2018.

(2)	As of September 30, 2019, cumulative net charge-offs of loans and loans in process of foreclosure in the medallion portfolio were $242,889, representing collection opportunities for the Company.
(3)

Includes $4,608 of a general reserve for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 11% of the total allowance, and 3.56% of the loans in question. As of September 30, 2019, this figure excludes $17,351 of a general reserve on loans at Medallion Bank, much of which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded general reserves of $6,032.

The following tables set forth the allowance for loan losses by type as of September 30, 2019 and December 31, 2018.

September 30, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$15,927	37%	2.25%
Home Improvement	2,235	5	0.97
Commercial	—	—	0.00
Medallion	24,951	58	18.22
Total	$43,113	100%	3.77%

December 31, 2018 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$6,856	19%	1.17%
Home Improvement	1,796	5	0.98
Commercial	—	—	0.00
Medallion	27,743	76	15.11
Total	$36,395	100%	3.58%

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Recreation	$4,431	0.4%	$3,613	0.3%	$3,282	0.3%	$4,020	0.4%	$3,164	0.3%
Home improvement	228	0.0	165	0.0	156	0.0	135	0.0	175	0.0
Commercial	276	0.0	731	0.1	710	0.1	279	0.0	421	0.0
Medallion	3,188	0.3	3,746	0.4	3,954	0.4	15,720	1.6	10,301	1.0
Total loans 90 days or more past due	$8,123	0.7%	$8,255	0.8%	$8,102	0.8%	$20,154	2.0%	$14,061	1.3%

(1)	Percentages are calculated against the total loan portfolio.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 202%, 220%, and 224% as of September 30, 2019, December 31, 2018, and September 30, 2018.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loans in process of foreclosure. The following tables show the activity of loans in process of foreclosure for the three and nine months ended September 30, 2019.

Three Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – June 30, 2019	$955	$51,413	$52,368
Transfer from loans, net	3,429	3,005	6,434
Sales	(1,604)	(387)	(1,991)
Cash payments received	—	(1,556)	(1,556)
Collateral valuation adjustments	(1,603)	(113)	(1,716)
Loans in process of foreclosure – September 30, 2019	$1,177	$52,362	$53,539

Nine Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	10,311	15,573	25,884
Sales	(5,715)	(899)	(6,614)
Cash payments received	—	(6,100)	(6,100)
Collateral valuation adjustments	(4,922)	(4,204)	(9,126)
Loans in process of foreclosure – September 30, 2019	$1,177	$52,362	$53,539

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

SEGMENT RESULTS

We manage our financial results under four operating segments and report like a bank holding company. The operating segments are recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments; RPAC and corporate and other investments. Prior to April 2, 2018, we operated as one segment. All results are for the three months ended September 30, 2019 and 2018, and for the nine months ended September 30, 2019 and the six months ended September 30, 2018.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 75% of our interest income for the three and nine months ended September 30, 2019. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 62% of the portfolio, boat loans making up 18% of the portfolio, and trailer loans 12%. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 17%, 10%, and 10% of loans outstanding, and with no other states over 10%. During the 2018 third quarter, there was a sale of $55,979,000 loans for a gain of $3,093,000.

The following table presents certain financial data and ratios as of and for the three months ended September 30, 2019 and 2018, and the nine months ended September 30, 2019 and the six months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,	Six Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Selected Earnings Data
Total interest income	$26,147	$24,001	$72,996	$46,133
Total interest expense	3,578	2,306	9,541	4,442
Net interest income	22,569	21,695	63,455	41,691
Provision for loan losses	6,744	4,423	19,925	9,133
Net interest income after loss provision	15,825	17,272	43,530	32,558
Total non-interest (expense)	(6,181)	(3,160)	(17,501)	(8,680)
Net income before taxes	9,644	14,112	26,029	23,878
Income tax provision	(2,497)	(3,979)	(6,741)	(6,141)
Net income	$7,147	$10,133	$19,288	$17,737
Balance Sheet Data
Total loans, gross			$706,393	$575,875
Total loan allowance			15,927	2,880
Total loans, net			690,466	572,995
Total assets			702,541	582,610
Total borrowings			559,995	431,868
Selected Financial Ratios
Return on average assets	4.14%	6.80%	4.01%	6.14%
Return on average equity	20.69	27.77	17.42	25.84
Interest yield	15.35	15.87	15.45	15.88
Net interest margin	13.25	14.34	13.43	14.35
Reserve coverage	2.25	0.50	2.25	0.50
Delinquency status(1)	0.69	0.55	0.69	0.55
Charge-off %	2.05	3.19	2.30	3.26

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in swimming pools, roofs, solar panels, and windows at 25%, 20%, 13%, and 13% of total loans outstanding, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Ohio, and Florida at 12%, 11%, and 10% of loans outstanding, and with no other states over 10%. During the 2018 third quarter, there was a sale of $44,909,000 loans for a gain of $2,079,000.

The following table presents certain financial data and ratios as of and for the three months ended September 30, 2019 and 2018, and the nine months ended September 30, 2019 and the six months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,	Six Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Selected Earnings Data
Total interest income	$5,184	$3,968	$14,187	$8,605
Total interest expense	1,309	709	3,252	1,448
Net interest income	3,875	3,259	10,935	7,157
Provision for loan losses	(629)	598	733	1,475
Net interest income after loss provision	4,504	2,661	10,202	5,682
Total non-interest income (expense)	(2,000)	400	(5,356)	(1,285)
Net income before taxes	2,504	3,061	4,846	4,397
Income tax provision	(648)	(863)	(1,255)	(1,159)
Net income	$1,856	$2,198	$3,591	$3,238
Balance Sheet Data
Total loans, gross			$230,726	$169,642
Total loan allowance			2,235	861
Total loans, net			228,491	168,781
Total assets			239,991	175,333
Total borrowings			190,871	132,914
Selected Financial Ratios
Return on average assets	3.22%	4.57%	2.50%	3.42%
Return on average equity	16.09	19.99	11.34	15.22
Interest yield	9.46	8.10	9.44	8.94
Net interest margin	7.07	6.65	7.27	7.44
Reserve coverage	0.97	0.51	0.97	0.51
Delinquency status(1)	0.11	0.10	0.11	0.10
Charge-off %	0.09	1.34	0.20	1.27

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 57% of which are located in the Midwest regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically included an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and professional, scientific, and technical services, making up 58% and 14% of the total business.

The following table presents certain financial data and ratios as of and for the three months ended September 30, 2019 and 2018, and for the nine months ended September 30, 2019 and the six months ended September 30, 2018. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been re-allocated to corporate and other investments for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,	Six Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Selected Earnings Data
Total interest income	$1,842	$2,370	$5,359	$4,587
Total interest expense	741	500	2,108	985
Net interest income	1,101	1,870	3,251	3,602
Provision for loan losses	364	(75)	364	100
Net interest income after loss provision	737	1,945	2,887	3,502
Total non-interest income (expense)	563	(945)	(532)	(1,887)
Net income before taxes	1,300	1,000	2,355	1,615
Income tax provision	(314)	(232)	(568)	(368)
Net income	$986	$768	$1,787	$1,247
Balance Sheet Data
Total loans, gross			$64,646	$77,986
Total loan allowance			-	100
Total loans, net			64,646	77,886
Total assets			87,486	88,035
Total borrowings			69,658	53,323
Selected Financial Ratios
Return on average assets	4.49%	3.50%	2.69%	2.81%
Return on average equity	22.45	7.47	13.43	6.05
Interest yield	11.09	12.33	11.59	13.48
Net interest margin	6.63	9.73	7.03	10.58
Reserve coverage(1)	0.00	0.13	0.00	0.13
Delinquency status(1) (2)	0.40	0.51	0.40	0.51
Charge-off %(3)	4.93	0.00	1.77	0.00

(1)	Ratio is based off of total commercial balances, and relates solely to the legacy commercial loan balances.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market
Michigan	$10,304	16%
Minnesota	9,445	15%
Illinois	5,349	8%
North Carolina	5,250	8%
California	4,985	8%
New Jersey	4,909	7%
Other(1)	24,404	38%
Total	$64,646	100%

(1)	Includes 9 other states with none greater than 7%.

Medallion Lending

The medallion lending segment operates mainly in the New York, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxicab fleets, taxicab medallions, and corporate car services. During the three months ended September 30, 2019, the medallion values for New York and Chicago remained at a constant market value of $169,500, net of liquidation costs in New York and a market value of $19,500, net of liquidation costs in Chicago. We continued to experience a decline in interest income due to loans aging greater than 90 days and being placed on nonaccrual and by removing underperforming loans from the portfolio by transferring them to loan collateral in process of foreclosure with charge-offs to collateral value, and work with borrowers to collect on the loans. Lastly, in the 2018 fourth quarter we de-consolidated Trust III, leading to an overall decline in medallion loans. All the loans are secured by the medallions and enhanced by personal guarantees of the stockholders and owners.

The following table presents certain financial data and ratios as of and for the three months ended September 30, 2019 and 2018, and the nine months ended September 30, 2019 and the six months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,	Six Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Selected Earnings Data
Total interest income	$975	$2,126	$2,482	$5,315
Total interest expense	1,935	3,672	5,435	7,045
Net interest loss	(960)	(1,546)	(2,953)	(1,730)
Provision for loan losses	1,858	13,259	15,374	38,073
Net interest loss after loss provision	(2,818)	(14,805)	(18,327)	(39,803)
Total non-interest (expense)	(2,762)	(4,077)	(8,106)	(6,888)
Net loss before taxes	(5,580)	(18,882)	(26,433)	(46,691)
Income tax benefit	1,345	4,371	6,375	10,528
Net loss	$(4,235)	$(14,511)	$(20,058)	$(36,163)
Balance Sheet Data
Total loans, gross			$136,954	$261,470
Total loan allowance			24,951	25,643
Total loans, net			112,003	235,827
Total assets			226,868	369,763
Total borrowings			180,040	399,750
Selected Financial Ratios
Return on average assets	(7.26)%	(15.23)%	(10.82)%	(18.49)%
Return on average equity	(36.30)	NM	(54.12)	NM
Interest yield	3.30	3.41	2.50	4.03
Net interest margin	(3.25)	(2.48)	(2.97)	(1.31)
Reserve coverage	18.22	9.81	18.22	9.81
Delinquency status(1)	2.41	4.06	2.41	4.06
Charge-off %	5.20	10.35	18.29	9.66

(1)	Loans 90 days or more past due.

Geographic Concentration (dollars in thousands)	Total Gross Loans	% of Market
New York City	$120,656	88%
Newark	15,293	11%
Chicago	514	1%
All Other	491	0%
Total	$136,954	100%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winning activity over the nine month race season (February through November) during the year.

The following table presents certain financial data and ratios as of and for the three months ended September 30, 2019 and 2018, and the nine months ended September 30, 2019 and the six months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,	Six Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Selected Earnings Data
Sponsorship, race winnings, and other income	$7,940	$5,371	$16,008	$10,599
Race team and other expenses	4,447	4,763	12,509	9,540
Interest expense	47	40	119	81
Total expenses	4,494	4,803	12,628	9,621
Net income before taxes	3,446	568	3,380	978
Income tax (provision)	(831)	(107)	(815)	(150)
Net income	$2,615	$461	$2,565	$828
Balance Sheet Data
Total assets			$33,134	$36,237
Total borrowings			7,758	7,614
Selected Financial Ratios
Return on average assets	31.13%	4.94%	10.76%	4.46%
Return on average equity	NM	42.83	NM	38.67

Corporate and Other Investments

This nonoperating segment relates to our equity and investment securities, as well as our legacy commercial business, other assets, liabilities, revenues, and expenses not allocated to the operating segments. This segment also reflects the elimination of all intercompany activity among the consolidated entities.

The following table presents certain financial data and ratios as of and for the three months ended September 30, 2019 and 2018, and the nine months ended September 30, 2019 and the six months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,	Six Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Selected Earnings Data
Total interest income	$492	$687	$1,674	$1,156
Total interest expense	1,615	1,660	5,313	2,811
Net interest loss	(1,123)	(973)	(3,639)	(1,655)
Provision for loan losses	—	—	455	-
Net interest loss after loss provision	(1,123)	(973)	(4,094)	(1,655)
Total non interest (expense)	(2,591)	(2,849)	(5,822)	(4,390)
Net loss before taxes	(3,714)	(3,822)	(9,916)	(6,045)
Income tax benefit	2,780	927	4,930	1,428
Net loss	$(934)	$(2,895)	$(4,986)	$(4,617)
Balance Sheet Data
Total loans, gross			$3,563	$4,572
Total loan allowance			-	-
Total loans, net			3,563	4,572
Total assets			229,734	319,429
Total borrowings			178,793	239,605
Selected Financial Ratios
Return on average assets	(1.54)%	(4.29)%	(2.90)%	(3.55)%
Return on average equity	(7.81)	(15.05)	(11.52)	(11.16)

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

As described herein, for the three and nine months ended September 30, 2019 and for the three and six months ended September 30, 2018, the Company reported under Bank Holding Company Accounting. For the three months ended March 31, 2018, the Company reported under Investment Company Accounting. You should read the consolidated financial information below with the consolidated financial statements and accompanying notes thereto included in this report.

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Statement of operations
Net interest income	$25,415	$70,930
Provision for loan losses	8,337	36,851
Non-interest (expense), net	(9,478)	(33,818)
Net income before income taxes	7,600	261
Income tax (provision) benefit	(165)	1,926
Less: income attributable to the non-controlling interest	2,460	3,484
Net income (loss)	$4,975	$(1,297)
Per share data
Net income (loss) per diluted share	$0.20	$(0.05)
Distributions per share	0.00	0.00
Weighted average common shares outstanding
Diluted	24,607,167	24,336,677

		September 30, 2019
Balance sheet data
Net loans receivable		$1,099,169
Total assets		1,519,754
Total borrowings(1)		1,201,025
Total liabilities		1,226,964
Total equity(2)		292,790

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Selected financial ratios
Return on average assets (ROA)	1.31%	(0.12)%
Return on average equity (ROE)	6.81	(0.60)
Dividend payout ratio	0.00	0.00
Net interest margin	8.71	8.57
Other income ratio(3)	3.04	2.10
Total expense ratio(4)	9.51	9.07
Equity to assets(2)	19.27	19.27
Debt to equity (1)	4.1x	4.1x
Loans receivable to assets	72%	72%
Net charge-offs	$(5,894)	$(30,133)
Net charge-offs as a % of average loans receivable	2.17%	3.92%
Allowance coverage ratio	3.77	3.77

(1)	Includes $13,910 related to the operating lease liability.
(2)	Includes $29,304 related to non-controlling interest in consolidated subsidiaries.
(3)	Other income ratio represents other income divided by average interest earning assets, and includes the gain on extinguishment of debt of $4,145 for the nine months ended September 30, 2019.
(4)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Statement of operations
Net interest income	$24,265	$48,984
Provision for loan losses	18,205	48,781
Non-interest (expense), net	(10,023)	(22,071)
Net loss before income taxes	(3,963)	(21,868)
Income tax benefit	117	4,138
Less: income attributable to the non-controlling interest	851	1,614
Net loss	$(4,697)	$(19,344)
Per share data
Net loss per diluted share	$(0.19)	$(0.80)
Distributions per share	0.00	0.00
Weighted average common shares outstanding
Diluted	24,235,242	24,233,029

		September 30, 2018
Balance sheet data
Net loan receivable		$1,060,061
Total assets		1,571,407
Total borrowings		1,265,074
Total liabilities		1,290,992
Total equity(1)		280,415

	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Selected financial ratios
Return on average assets (ROA)	(1.19)%	(2.51)%
Return on average equity (ROE)	(6.59)	(13.34)
Dividend payout ratio	—	—
Net interest margin	7.94	8.17
Other income ratio(2)	3.06	2.37
Total expense ratio(3)	9.15	8.14
Equity to assets(1)	17.84	17.84
Debt to equity	4.5x	4.5x
Loans receivable to assets	84%	84%
Net charge-offs	$10,146	$19,297
Net charge-offs as a % of average loan receivable	3.54%	3.37%
Allowance coverage ratio	2.71	2.71

(1)	Includes $27,495 related to non-controlling interest in consolidated subsidiaries.
(2)	Other income ratio represents other income divided by average interest earning assets.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018
Statement of operations
Investment income	$4,033
Interest expense	3,551
Net interest income	482
Noninterest income	60
Operating expenses	4,108
Net investment loss before income taxes	(3,566)
Income tax benefit	336
Net investment loss after income taxes	(3,230)
Net realized losses on investments	(34,745)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries(1)	29,115
Net change in unrealized depreciation on investments other than securities	(1,915)
Net change in unrealized depreciation on investments(1)	(4,403)
Income tax benefit	304
Net decrease in net assets resulting from operations	$(14,874)
Per share data
Net investment loss	$(0.15)
Income tax benefit	0.03
Net realized losses on investments	(1.44)
Net change in unrealized appreciation on investments(1)	0.94
Net decrease in net assets resulting from operations	$(0.62)
Distributions declared per share	$0.00
Weighted average common shares outstanding
Basic	24,154,879
Diluted	24,154,879

March 31, 2018
Balance sheet data
Net investments	$595,402
Total assets	616,710
Total funds borrowed	320,662
Total liabilities	344,273
Total shareholders’ equity	272,437
Managed balance sheet data(2)
Net investments	$1,386,136
Total assets	1,479,826
Total funds borrowed	1,167,888
Total liabilities	1,207,389

Three Months Ended March 31, 2018
Selected financial ratios and other data
Return on average assets (ROA)(3)
Net investment loss after taxes	(2.08)%
Net decrease in net assets resulting from operations	(9.55)
Return on average equity (ROE)(4)
Net investment loss after taxes	(4.62)
Net decrease in net assets resulting from operations	(21.24)
Weighted average yield	2.70%
Weighted average cost of funds	2.38
Net interest margin(5)	0.32
Non-interest income ratio(6)	0.01
Total expense ratio(7)	1.16
Operating expense ratio(8)	0.68

March 31, 2018
As a percentage of net investment portfolio
Medallion loans	27%
Commercial loans	15
Investment in Medallion Bank and other controlled subsidiaries	56
Equity investments	2
Investment securities	—
Investments to assets(9)	97%
Equity to assets(10)	44
Debt to equity(11)	118

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

Consolidated Results of Operations

2019 Third Quarter Compared to 2018 Third Quarter under Bank Holding Company Accounting

Net income attributable to stockholders was $4,975,000 or $0.20 per diluted common share in the 2019 third quarter compared to a net loss of $4,697,000 or $0.19 per diluted common share in the 2018 third quarter.

Total interest income for the 2019 third quarter was $34,640,000, compared to $33,152,000 in the 2018 third quarter. Interest income in the 2019 third quarter reflected continued growth in the higher yielding consumer lending segments, offset by contraction in the lower yielding medallion lending segment, as well as $713,000 of loan premium amortization compared to $1,780,000 in the prior year quarter.  The yield on interest earning assets was 11.87% in the 2019 third quarter, an improvement from 10.75% in the 2018 third quarter. Average interest earning assets were $1,157,505,000 in the 2019 third quarter, a decline from $1,223,959,000 during the 2018 third quarter, mainly due to the deconsolidation of Trust III in the 2018 fourth quarter and the continued charge offs and paydowns of the medallion business, partially offset by the growth in the consumer portfolios.

Loans before allowance for loan losses were $1,142,282,000 as of September 30, 2019, and were comprised of recreation ($706,393,000), home improvement ($230,726,000), medallion ($136,954,000) and commercial ($68,209,000) loans. The Company had an allowance for loan losses as of the end of the 2019 third quarter of $43,113,000, which was attributable to medallion (58%), recreation (37%), and home improvement (5%) loans. Loans increased from $1,088,475,000 at June 30, 2019 primarily due to $130,053,000 of originations, primarily in the recreation and home improvement segments, offset by principal repayments, transfer to loans in process of foreclosure, and net charge offs. As of September 30, 2018, gross loans were $1,089,545,000 and were comprised of recreation ($575,875,000), home improvement ($169,642,000), medallion ($261,470,000) and commercial ($82,558,000) loans. The Company had an allowance for loan losses as of the end of the 2018 third quarter of $29,484,000, which was attributable to the medallion (87%), recreation (10%), and home improvement (3%) loan portfolios.  The provision for loan losses was $8,337,000 in the 2019 third quarter compared to $18,205,000 in the 2018 third quarter. The improvement was reflective of a lower medallion loan portfolio, as well as medallion values remaining consistent in the current quarter for the New York and Chicago markets. The charge off ratios on the loan portfolio improved to 2.17% in the 2019 third quarter compared to 3.54% in the prior year quarter and the allowance coverage also improved. See Note 4 for additional information on loans and the allowance for loan losses.

Interest expense was $9,225,000 at the 2019 third quarter compared to $8,887,000 in the 2018 third quarter, and the cost of borrowed funds was 3.13% compared to 2.81%, the increase mainly driven by the issuance of new borrowings at higher rates and fluctuations in average floating rate borrowings. Average debt outstanding was $1,169,182,000 in the quarter, compared to $1,255,945,000 for the 2018 third quarter. See page 47 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $25,415,000 for the 2019 third quarter compared to $24,265,000 in the 2018 third quarter and the net interest margin was 8.71% compared to 7.94% reflecting the above.

Noninterest income, which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments and other miscellaneous income, was $8,874,000 in the 2019 third quarter, compared to $9,441,000 in the 2018 third quarter. The change was driven by the improvement in the current quarter sponsorship and race winnings along with the $1,384,000 gain on warrants, whereas in the prior year quarter there, had been a $5,172,000 gain on the sale of consumer loans along with lower sponsorship and race winnings.

Operating expenses were $18,352,000 in the 2019 third quarter, compared to $19,464,000 in the 2018 third quarter. Professional fees were $2,277,000 in the 2019 third quarter compared to $3,951,000 in the 2018 third quarter, primarily reflecting legal costs for a variety of corporate and investment-related matters, salaries and benefits expense were $6,795,000 in the 2019 third quarter compared to $5,999,000 in the 2018 third quarter, reflective of lower base salary and bonus expenses in the prior year, and collection costs were $1,698,000 compared to $1,381,000, primarily reflective of continued efforts with the medallion loan portfolio. The remaining expenses during the 2019 third quarter included race team costs of $2,663,000, loan servicing costs of $1,364,000, primarily reflecting the cost of servicing the recreation and home improvement consumer loans, and occupancy and other operating expenses of $3,555,000, all relatively in line, or slightly improved, compared the 2018 third quarter.

Total income tax provision was $165,000 in the 2019 third quarter compared to a benefit of $117,000 in the 2018 third quarter. The current quarter included benefits of $876,000 attributable to net operating loss revaluations and $608,000 related to changes in the current effective income tax rate. See Note 9 for more information.

Loan collateral in process of foreclosure was $53,539,000 as of September 30, 2019, an increase of $1,171,000 from June 30, 2019, reflecting $6,434,000 of transfers from loans partially offset by sales, cash payments, and valuation adjustments incurred during the 2019 third quarter. At September 30, 2018, the balance was $59,761,000.

Goodwill and intangible assets were $203,701,000 as of September 30, 2019, down from $204,785,000 as of December 31, 2018. See Note 2 for further information regarding goodwill and intangible assets.

2019 Nine Months Ended Compared to 2018 Six Months Ended under Bank Holding Company Accounting

Net loss attributable to stockholders was $1,297,000 or $0.05 per diluted common share for the nine months ended September 30, 2019 compared to $19,344,000 or $0.80 per diluted common share for the six months ended September 30, 2018.

Total interest income for the nine months ended September 30, 2019 was $96,698,000, compared to $65,796,000 for the six months ended September 30, 2018. Interest income for the nine months ended September 30, 2019 reflected continued growth in the higher yielding consumer lending segments, offset by contraction in the lower yielding medallion lending segment and $2,887,000 of loan premium amortization compared to $1,780,000 in the prior year six months.  The yield on interest earning assets was 11.68% for the nine months ended September 30, 2019, an improvement from 10.91% for the six months ended September 30, 2018. Average interest earning assets were $1,106,489,000 for the nine months ended September 30, 2019, a decline from $1,202,546,000 during the six months ended September 30, 2018, mainly due to the deconsolidation of Trust III in the 2018 fourth quarter and the continued chargeoffs and paydowns of the medallion business partially offset by the growth in the consumer portfolios.

Loans before allowance for loan losses were $1,142,282,000 as of September 30, 2019 and were comprised of recreation ($706,393,000), home improvement ($230,726,000), medallion ($136,954,000) and commercial ($68,209,000) loans. The Company had an allowance for loan losses as of the end of the 2019 third quarter of $43,113,000, which was attributable to medallion (58%), recreation (37%), and home improvement (5%) loans. Loans increased from $1,017,882,000 at December 31, 2018 primarily due to $366,330,000 of originations, primarily in the recreation and home improvement segments, partially offset by principal repayments and charge-offs. As of September 30, 2018, the gross loans were $1,089,545,000 and were comprised of recreation ($575,875,000), home improvement ($169,642,000), medallion ($261,470,000) and commercial ($82,558,000) loans. The Company had an allowance for loan losses as of the end of the 2018 third quarter of $29,484,000, which was attributable to the medallion (87%), recreation (10%), and home improvement (3%) loan portfolios. The provision for loan losses was $36,851,000 for the nine months ended September 30, 2019 compared to $48,781,000 for the six months ended September 30, 2018. The improvement was reflective of a lower medallion loan portfolio along with minimal activity in the non-specific general reserve for the nine months ended September 30, 2019, whereas there had been the initial recording of the non-specific general reserve of $6,663,000 in the six months ended September 30, 2018. See Note 4 for additional information on loans and the allowance for loan losses.

Interest expense was $25,768,000 for the nine months ended September 30, 2019 compared to $16,812,000 for the six months ended September 30, 2018, and the cost of borrowed funds was 3.07% compared to 2.74%, mainly driven by the new borrowings issued during the current year and the change in the market. Average debt outstanding was $1,121,693,000 for the nine months ended September 30, 2019 compared to $1,222,877,000 for six months ended September 30, 2018. See page 47 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $70,930,000 for the nine months ended September 30, 2019, compared to $48,984,000 for the six months ended September 30, 2018 and the net interest margin was 8.57% compared to 8.17% reflecting the above.

Noninterest income, which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments and other miscellaneous income, was $8,874,000 for the nine months ended September 30, 2019 compared to $14,319,000 for the six months ended September 30, 2018. The nine months ended September 30, 2019 includes $16,008,000 of sponsorship and race winnings and the one-time gain of $4,145,000 on the settlement of debt which had been offset by the decline in the non-Metropolitan medallion value for both the loans in process of foreclosure and the owned Chicago medallions whereas in the six months ended September 30, 2018 there had been $10,599,000 of sponsorship and race winnings and a $5,172,000 gain on the sale of consumer loans partly offset by a lower decline in the medallion market value for the loans in process of foreclosure.

Operating expenses were $51,238,000 for the nine months ended September 30, 2019 compared to $36,390,000 for the six months ended September 30, 2018. Salaries and benefits expense were $18,457,000 in the 2019 nine months compared to $11,638,000 in the 2018 six months, and collection costs were $4,589,000 compared to $2,218,000, primarily reflective of continued efforts with the medallion loan portfolio. The remaining expenses during the nine months ended September 30, 2019 included professional fees of $5,961,000, primarily reflecting legal costs for a variety of corporate and investment-related matters, race team costs of $7,211,000, loan servicing costs of $3,851,000, primarily reflecting the cost of servicing the recreation and home improvement consumer loans, and occupancy and other operating expenses of $11,169,000.

Total income tax benefit was $1,926,000 in the nine months ended September 30, 2019 compared to $4,138,000 in the six months ended September 30, 2018. The current nine months included benefits of $380,000 attributable to net operating loss revaluations, $916,000 related to changes in the effective income tax rate, and $600,000 due to changes in state income tax accruals recouped in connection with a settled state exam. See Note 9 for more information.

Loan collateral in process of foreclosure was $53,539,000 as of September 30, 2019, an increase of $4,044,000 from December 31, 2018, reflecting $25,884,000 of transfers from loans offset by sales, cash payments and valuation adjustments incurred during the nine months ended September 30, 2019. At September 30, 2018, the balance was $59,761,000.

Goodwill and intangible assets were $203,701,000 as of September 30, 2019, down from $204,785,000 as of December 31, 2018. See Note 2 for further information regarding goodwill and intangible assets.

2018 First Quarter under Investment Company Accounting

Net decrease in net assets resulting from operations was $14,874,000 or $0.62 per diluted common share in the 2018 first quarter primarily reflecting an increase in net realized/unrealized losses on the investment portfolio, increased operating expenses and higher income taxes. Net investment loss after income taxes was $3,230,000 or $0.13 per share in the 2018 first quarter.

Investment income was $4,033,000 in the 2018 first quarter and included $1,643,000 of interest reversals related to nonaccrual loans in 2018. The yield on the investment portfolio was 2.69% in the 2018 first quarter.

Interest expense was $3,551,000 in the 2018 first quarter. The increase in interest expense was primarily due to increased borrowing costs. The cost of borrowed funds was 4.44% in the 2018 first quarter reflecting the continuing increase in market interest rates. Average debt outstanding was $324,322,000 for the 2018 first quarter primarily reflecting decreased borrowings required to fund the contracting loan portfolio.

Net interest income was $482,000 and the net interest margin was 0.32% for the 2018 first quarter.

Noninterest income, which is comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income, was $60,000 in the 2018 first quarter primarily reflecting the reversal of a previously earned management fee due from a portfolio company in the 2017 first quarter.

Operating expenses were $4,108,000 in the 2018 first quarter. Salaries and benefits expense was $2,349,000 in the 2018 first quarter primarily due to executive and employee bonus accrual. Professional fees were $723,000 in the 2018 first quarter primarily reflecting higher legal expenses for a variety of corporate and investment-related matters. Occupancy and other operating expenses of $1,036,000 in the 2018 first quarter primarily reflecting higher road or miscellaneous taxes, collection costs related to the medallion loan portfolio and directors’ fees.

Total income tax benefit was $640,000 in the 2018 first quarter, and was comprised of three components: a $336,000 benefit related to the net investment loss, a $8,426,000 benefit related to realized losses, and a provision of $8,122,000 related to net unrealized gains on investments.

Net change in unrealized appreciation (depreciation) on investments before income tax was appreciation of $22,797,000 in the 2018 first quarter. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries was depreciation of $6,318,000 in the 2018 first quarter, resulting in decreased depreciation of $2,205,000 and related almost entirely to the medallion portfolio. Unrealized appreciation (depreciation) arose when we made valuation adjustments to the investment portfolio. When investments were sold or written off, any resulting realized gain (loss) was grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2018 first quarter activity resulted from net appreciation on Medallion Bank and other controlled subsidiaries of $29,115,000 and by reversals of unrealized depreciation on loans which were charged off of $34,747,000, offset by unrealized depreciation on loans and other investments of $40,067,000 mainly due to the continuing declining values of the medallions.

Our net realized losses on investments before taxes were $34,745,000 in the 2018 first quarter. The 2018 first quarter activity reflected the realized losses in the loan portfolio.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures and borrowings of $74,093,000 with a weighted average interest rate of 3.41%, constituting 6% of our total indebtedness, $36,000,000 of private placement notes, with a weighted average interest rate of 8.25%, constituting 3% of total indebtedness, and retail notes of $33,625,000, with a weighted average interest rate of 9.00%, constituting 3% of total indebtedness as of September 30, 2019. Also, as of September 30, 2019, certain of the certificates of deposit were for terms of up to 60 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2019. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2019 Cumulative Rate Gap(1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$33,405	$—	$—	$—	$—	$—	$—	$33,405
Adjustable rate	17,490	7,975	15,410	14,480	452	758	1,158	57,723
Fixed-rate	53,902	52,094	38,857	62,970	67,468	56,317	774,836	1,106,444
Cash	21,724	—	—	—	—	—	—	21,724
Total earning assets	$126,521	$60,069	$54,267	$77,450	$67,920	$57,075	$775,994	$1,219,296
Interest bearing liabilities
Deposits	$348,385	$182,587	$225,560	$112,413	$94,042	$—	$—	$962,987
SBA debentures and borrowings	23,093	8,500	—	5,000	5,000	14,000	18,500	74,093
Notes payable to banks	12,168	22,294	—	—	1,190	—	—	35,652
Retail and privately placed notes	—	33,625	—	—	36,000	—	—	69,625
Preferred securities	33,000	—	—	—	—	—	—	33,000
Other borrowings	11,758	—	—	—	—	—	—	11,758
Total liabilities	$428,404	$247,006	$225,560	$117,413	$136,232	$14,000	$18,500	$1,187,115
Interest rate gap	$(301,883)	$(186,937)	$(171,293)	$(39,963)	$(68,312)	$43,075	$757,494	$32,181
Cumulative interest rate gap(2)	$(301,883)	$(488,820)	$(660,113)	$(700,076)	$(768,388)	$(725,313)	$32,181	—
December 31, 2018	$(232,323)	$(409,272)	$(563,100)	$(638,264)	$(600,146)	$(554,335)	$59,833	—
December 31, 2017(3)	$(172,208)	$(324,049)	$(361,494)	$(425,785)	$(411,672)	$(379,286)	$168,501	—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (25%) as of September 30, 2019.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of ($266,036) or (22%) as of September 30, 2019.
(3)	Represents the cumulative rate gap on a combined basis with Medallion Bank for the year noted.

Our interest rate sensitive assets were $1,219,296,000 and interest rate sensitive liabilities were $1,187,115,000 at September 30, 2019. The one-year cumulative interest rate gap was a negative $301,883,000 or 25% of interest rate sensitive assets. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $266,036,000 or 22% at September 30, 2019. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Capital and Medallion Bank, although we have not received any from Medallion Bank since 2016, and are subject to compliance with regulatory ratios. Additionally, we had $3,000,000 of unfunded commitments from the SBA as of September 30, 2019.

Additionally, Medallion Bank has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. Medallion Bank has up to $45,000,000 available under Fed Funds lines with several commercial banks as of September 30, 2019, of which $4,000,000 had been drawn upon at September 30, 2019 and repaid in October 2019.

In March 2019, we completed a private placement to certain institutional investors of $30,000,000 aggregate principal amount of 8.25% unsecured notes due 2024, with interest payable semiannually. A follow-on offering of these notes in the 2019 third quarter raised an additional $6,000,000.

The components of our debt were as follows at September 30, 2019. See Note 7 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits	$962,987	81%	2.37%
SBA debentures and borrowings	74,093	6	3.41
Retail and privately placed notes	69,625	6	8.61
Notes payable to banks	35,652	3	4.25
Preferred securities	33,000	3	4.24
Other borrowings	11,758	1	2.09
Total outstanding debt	$1,187,115	100%	2.91%

(1)	Weighted average contractual rate as of September 30, 2019.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows our contractual obligations at September 30, 2019.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Deposits	$348,385	$182,587	$225,560	$112,413	$94,042	$—	$962,987
SBA debentures and borrowings	23,093	8,500	—	5,000	5,000	32,500	74,093
Retail and privately placed notes	—	33,625	—	—	36,000	—	69,625
Notes payable to banks	7,652	27,370	280	280	70	—	35,652
Preferred securities	—	—	—	—	—	33,000	33,000
Other borrowings	11,758	—	—	—	—	—	11,758
Operating lease obligations	2,391	2,315	2,257	2,175	1,872	4,688	15,698
Total	$393,279	$254,397	$228,097	$119,868	$136,984	$70,188	$1,202,813

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

On July 16, 2019, we paid $10,819,000 at maturity in satisfaction of all our outstanding obligations under one of our credit facilities. In connection with this payment, we obtained a waiver from one of our other lenders, with a term note of $3,096,000, of certain resulting repayment and other obligations, which waiver expires on December 1, 2019.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of September 30, 2019 by $767,000 on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been ($1,106,000) at September 30, 2019. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2019. See Note 7 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.		MB		MFC	MCI	FSVC	RPAC and Other	September 30, 2019	December 31, 2018
Cash	$3,981	(1)	$33,305		$661	$14,864	$371	$1,833	$55,015	$57,713
Brokered CDs & other funds borrowed	—		962,987		—	—	—	—	962,987	848,040
Average interest rate	—		2.37%		—	—	—	—	2.37%	2.14%
Maturity	—		10/19-9/24		—	—	—	—	10/19-9/24	1/19-07/23
Retail and privately placed notes	69,625		—		—	—	—	—	69,625	33,625
Average interest rate	8.61%		—		—	—	—	—	8.61%	9.00%
Maturity	4/21-3/24		—		—	—	—	—	4/21-3/24	4/21
SBA debentures and borrowings	—		—		—	54,000	23,093	—	77,093	83,099
Amounts undisbursed	—		—		—	3,000	—	—	3,000	3,000
Amounts outstanding	—		—		—	51,000	23,093	—	74,093	80,099
Average interest rate	—		—		—	3.49%	3.25%	—	3.41%	3.40%
Maturity	—		—		—	3/21-3/29	2/1/2020	—	2/20-3/29	2/20-3/29
Bank loans	23,231		—		12,421	—	—	—	35,652	59,615
Average interest rate	4.63%		—		3.55%	—	—	—	4.25%	4.55%
Maturity	9/20-3/21		—		2/21/12/23	—	—	—	9/20-12/23	3/19-12/23
Preferred securities	33,000		—		—	—	—	—	33,000	33,000
Average interest rate	4.24%		—		—	—	—	—	4.24%	4.86%
Maturity	9/37		—		—	—	—	—	9/37	9/37
Other borrowings	—		4,000		—	—	—	7,758	11,758	7,649
Average interest rate	—		2.25%		—	—	—	2.00%	2.09%	2.00%
Maturity	—		10/14/19	(2)	—	—	—	12/19-3/20	10/19-3/20	12/19-3/20
Total cash	$3,981		$33,305		$661	$14,864	$371	$1,833	$55,015	$57,713
Total debt outstanding	$125,856		$966,987		$12,421	$51,000	$23,093	$7,758	$1,187,115	$1,062,028

(1)	Includes $2,970 of an interest reserve associated with the 2019 private placement, which can be used for no other purpose for three years.
(2)	Federal funds had been paid off as of October 1, 2019.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In October 2019, the FASB voted to defer implementation of the standard for smaller reporting companies, such as us, for fiscal years beginning after December 15, 2022. We are assessing the impact the update will have on its financial statements, and expect the update to have an impact on our accounting for estimated credit losses on our loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended September 30, 2019. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

10.1

Ninth Amendment of Lease Agreement, dated August 19, 2019, between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2019 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	November 1, 2019

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall

Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.