Form 10-K
period 2019-12-31
MEDALLION FINANCIAL CORP
filed 2020-03-30
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

(212) 328-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MFIN	NASDAQ Global Select Market
9.000% Senior Notes due 2021	MFINL	NASDAQ Global Select Market

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 28, 2019, was $137,883,018.

The number of outstanding shares of registrant’s common stock, par value $0.01, as of March 27, 2020 was 24,806,656.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2019 FORM 10-K ANNUAL REPORT

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company.

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

We, Medallion Financial Corp. or the Company, are a finance company, organized as a Delaware corporation that includes Medallion Bank, our primary operating subsidiary. In recent years, our strategic growth has been through Medallion Bank, which originates consumer loans for the purchase of recreational vehicles, boats, and trailers and to finance small-scale home improvements. We historically have had a leading position in originating, acquiring, and servicing loans that finance taxi medallions and various types of commercial businesses.

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). In January 2017, we announced our plans to transform our overall strategy. We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. Total assets under management, which includes assets serviced for third party investors, were $1,660,000,000 as of December 31, 2019 and $1,522,000,000 as of December 31, 2018, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996. Since our initial public offering in 1996, we have paid distributions in excess of $263,060,000, or $14.66 per share.

We conduct our business through various wholly-owned subsidiaries, including:

•

Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits and conducts other banking activities and has a separate board of directors with a majority of independent directors;

•	Medallion Funding LLC, or Medallion Funding, a Small Business Investment Company, or SBIC, our primary taxi medallion lending company;
•	Medallion Capital, Inc., or Medallion Capital, an SBIC which conducts a mezzanine financing business;
•	Freshstart Venture Capital Corp., or Freshstart, an SBIC which originates and services taxi medallion and commercial loans; and
•	Medallion Servicing Corp., or MSC, which provides loan services to the Bank.

Our other consolidated subsidiaries are comprised of Medallion Fine Art, Inc., CDI-LP Holding, Inc., Medallion Motorsports, LLC, and RPAC Racing, LLC, or RPAC. In addition, we make both marketable and nonmarketable equity investments, primarily as a function of our mezzanine lending business.

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
•

with the consolidation of Medallion Bank, given its significance to our overall financial results, we report as a bank holding company for accounting purposes under Article 9 and Guide 3 of Regulation S-X, but we are not a bank holding company for regulatory purposes.

In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic 946 – Financial Services – Investment Company, we made this change to our financial reporting prospectively, and have not restated or revised periods prior to our change in status to a non-investment company effective April 2, 2018. Accordingly, in this report we refer to both accounting in accordance with US generally accepted accounting principles, or GAAP, applicable to bank holding companies, or Bank Holding Company Accounting, which applies commencing April 2, 2018, and to that applicable to investment companies under the 1940 Act, or Investment Company Accounting, which applies to prior periods.

Our Market

We provide loans to individuals and small to mid-size businesses, through our subsidiaries, in four segments:

•	loans that finance consumer purchases of recreational vehicles, boats, and trailers;
•	loans that finance consumer small scale home improvements;
•	loans that finance commercial businesses; and
•	loans that finance taxi medallions.

The following chart shows the details of our loans receivable as of December 31, 2019:

(Dollars in thousands)	Loans	Allowance for Loan Loss	Net Loans Receivable
Recreation	$713,332	$18,075	$695,257
Home improvement	247,324	2,608	244,716
Commercial	69,767	—	69,767
Medallion	130,432	25,410	105,022
Total	$1,160,855	$46,093	$1,114,762

Consumer Loans

Consumer loans are originated by the Bank, and consist of loans for the purchase of recreational vehicles, boats, and trailers, or recreation lending; and to finance home improvements such as replacement windows and roofs, or home improvement lending. Combined consumer loans outstanding were $939,973,000 at December 31, 2019 and comprised 84% of our net loans receivable, compared to $761,541,000 comprising 77% of our net loans receivable as of December 31, 2018. We believe that the consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the loan portfolio.

Recreation Lending. Recreation lending is a high-growth business focused on originating prime and non-prime recreation loans. The segment is a significant source of income, accounting for 75% of our interest income for the twelve months ended December 31, 2019. All of our recreation loans are serviced by a third-party loan servicer, and we have used the same loan servicer since the business’s inception.

Through the Bank, we maintain non-exclusive relationships with approximately 3,200 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable to the Bank. We receive approximately half of our loan volume from dealers and the other half from FSPs. Approximately 43% of recreation lending’s new loan originations for the twelve months ended December 31, 2019 were from our top ten dealer and FSP relationships.

The recreation lending portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $13,800 as of December 31, 2019. The loans are fixed rate loans with an average term at origination of approximately 10 years. The weighted average remaining term of our loans outstanding at December 31, 2019 is 8.7 years, and the average payoff time is 3.1 years. The size, geographic dispersion, source and collateral variety of the loans reduces risk to the Company. As of December 31, 2019, recreation loans are primarily secured by recreational vehicle, or RV, loans, which make up 61% of the portfolio, and boat loans, which make up 19% of the portfolio. Recreation loans reside in all fifty states, with the highest concentrations in Texas, California, and Florida, at 18%, 11%, and 10% of loans outstanding at December 31, 2019 and with no other states over 10%.

Home Improvement Lending. Through the Bank, we work directly with contractors and an FSP to offer flexible customer financing for window, siding, and roof replacement; swimming pool and solar system installation; and other home improvement projects. Our core product is a standard installment loan, which features affordable monthly payments and competitive interest rates for prime credit customers at no cost to the contractor. We also offer a variety of promotional loan options to help contractors close a challenging sale. Promotional loan options include same-as-cash, no interest, and deferred payment features, which allow borrowers to reduce the total cost of financing, or start repayments when it is most convenient.

Home improvement lending operates in a manner similar to recreation lending, with a few key differences. Through the Bank, we maintain a smaller number of non-exclusive relationships, currently with approximately 700 contractors and FSPs. Most of our home improvement-financed sales take place in the borrower’s home instead of a store, with the contractor presenting the borrower with a bid that includes a financing option.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., information technology and extended operating hours), and additional support for the salesperson throughout the financing process. Approximately 42% of home improvement lending’s new loan originations for the twelve months ended December 31, 2019 were from our top ten contractors and FSP relationships.

We offer home improvement loans with only fixed rates, with an average term at origination of approximately 11 years. The weighted average remaining term of our loans outstanding is 10.2 years as of December 31, 2019, and the average payoff term is 2.7 years. The average size of the loans in our home improvement portfolio is approximately $14,500, and geographic dispersion and source and collateral variety of home improvement loans reduces risk to the Company. As of December 31, 2019, home improvement loans are concentrated in swimming pools, roofs, windows, and solar panels at 23%, 21%, 14%, and 12%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Ohio, and Florida at 12%, 11%, and 10% of loans outstanding at December 31, 2019 and with no other states over 10%.

Commercial Loans

Mainly through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses to finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2019, we have originated more than $989,150,000 of commercial loans. Commercial loans of $69,767,000 comprised 6% of our net loans receivable as of December 31, 2019, compared to $64,083,000, or 7% of our net loans receivable, as of December 31, 2018.

We have worked to increase our commercial loan activity in recent years, primarily because of the attractive higher yielding nature of most of this business. We focus our marketing efforts on the manufacturing, professional, scientific, and technical services, more than 69% of which are located in the Midwest and Northeast regions, with the rest scattered across the country. These commercial loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination. As a component of most of the transactions, a portion of the investment is an equity or partnership stake, and occasionally, we also receive warrants to purchase an equity interest in the borrowers or some other form of success fee or profit participation. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, with a wider geographic area of coverage, and by expanding the targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 855 basis points over the prevailing prime rate at the end of 2019, up from 806 basis points over prime at the end of 2018.

Medallion Loans

Medallion loans of $105,022,000 comprised 10% of our net loans receivable as of December 31, 2019, down from $155,863,000, or 16% of our net loans receivable, as of December 31, 2018. Including loans to unaffiliated investors and unconsolidated subsidiaries, the total amount of medallion loans under our management was $218,603,000 as of December 31, 2019, compared to $323,786,000 as of December 31, 2018. Since 1979, we have originated approximately $3.6 billion in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxi medallions and related assets comprised 88% and 87% of the medallion loan portfolio as of December 31, 2019 and 2018. Based on taxi medallion values published by the New York City Taxi and Limousine Commission, or the TLC, we estimate that the total value of all of New York City active taxi medallions and related assets such as the vehicle, taximeter, and roof lights exceeded $2.1 billion and exceeded $2.5 billion as it related to all taxi medallions limited by law and related assets as of December 31, 2019. We estimate that the total value of all taxi medallions and related assets in our major US markets exceeded $2.9 billion as of December 31, 2019.

While medallion loans do become delinquent or in default, all of our medallion loans are secured by the taxi medallion and enhanced with personal guarantees of the owners, shareholders or equity members. When a borrower defaults on a loan, we have the ability to restructure the underlying loan or repossess the taxi medallion collateralizing that loan and sell it in the market or through a foreclosure auction and pursue the personal guarantees, all of which we have done. We have recorded an allowance for loan losses against performing and nonperforming loans to mitigate potential future losses.

New York City Market. A New York City taxi medallion is the only permitted license to operate a taxi and accept street hails in New York City, except as discussed below. As reported by the TLC, taxi medallions sold for a wide variety of prices during 2019. Our analysis of transaction activity supported our estimated value of $167,000, net of liquidation costs, as of December 31, 2019. We also assessed the cash flow analysis of owners and operators. The number of taxi medallions is limited by law to 13,630 medallions outstanding, which 11,478 were active as of December 31, 2019. A New York State law permits cars for hire to pick up street hails in the boroughs outside Manhattan. Pursuant to such law, the TLC began issuing street hail livery licenses in June 2013.

A prospective taxi medallion owner must qualify under the taxi medallion ownership standards set and enforced by the TLC. These standards prohibit individuals with criminal records from owning taxi medallions, require that the funds used to purchase taxi medallions be derived from legitimate sources, and mandate that taxi vehicles and meters meet TLC specifications. In addition, before the TLC will approve a taxi medallion transfer, the TLC requires a letter from the seller’s insurer stating that there are no outstanding claims for personal injuries in excess of insurance coverage. After the transfer is approved, the owner’s taxi is subject to quarterly TLC inspections.

Most New York City taxi medallion transfers are handled through approximately 20 taxi medallion brokers licensed by the TLC. In addition to brokering taxi medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and previously had received referrals from them regularly.

Newark Market. We estimate that Newark taxi medallions sold for approximately $149,500, net of liquidation costs, as of December 31, 2019. The number of Newark taxi medallions has been limited to 600 since 1950 by local law. We estimate that the total value of all Newark taxi medallions and related assets is over $94,800,000 as of December 31, 2019.

Chicago Market. We estimate that Chicago taxi medallions sold for approximately $19,500, net of liquidation costs, as of December 31, 2019. Pursuant to a municipal ordinance, the number of outstanding taxi medallions is capped at 6,995 as of December 31, 2019. We estimate that the total value of all Chicago taxi medallions and related assets is over $209,850,000 as of December 31, 2019.

Other Markets. We estimated that Boston and Cambridge taxi medallions sold for approximately $24,500 and $4,000, net of liquidation costs, as of December 31, 2019. These other markets make up 0.2% of our total medallion loans receivable.

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. The key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with dealers in the consumer markets as we work directly with dealerships, contractors and FSPs to offer quality financing for their customers, including those with past credit challenges. We believe that our relationships with dealers and brokers provide us with, in addition to potential investment opportunities, significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of dealer and broker relationships in our target markets over the last 50 years. We believe that our management team’s relationships with these dealers and brokers have provided and will continue to provide us with significant investment opportunities. In 2019, 100% of our consumer loans were generated by brokers and dealers.

Focus on niche industries and our expertise in these niche fields. We specialize in providing consumer loans for the purchase of RVs, boats, and trailers, and to finance home improvements through contractors and suppliers in the home improvement sector. We believe our focus on these niche areas provides us with an opportunity to realize favorable returns, with less competition.

Employ disciplined underwriting policies and maintain rigorous portfolio monitoring. We have an extensive loan underwriting and monitoring process. We conduct a thorough analysis of each potential loan and its prospects, competitive position, financial performance, and industry dynamics. We stress the importance of credit and risk analysis in our underwriting process. We believe that our continued adherence to this disciplined process will permit us to continue to generate a stable, diversified and increasing revenue stream of current income from our earning assets to enable us to make distributions to our stockholders.

Leverage the skills of our experienced management team. Our management team is led by our Chief Executive Officer, Mr. Alvin Murstein, and our President, Mr. Andrew M. Murstein. Alvin Murstein has over 60 years of experience in the ownership, management, and financing of taxi medallions and other commercial businesses, and Andrew M. Murstein is the third generation in his family to participate in the business and has over 30 years of experience in the ownership, management, and financing of taxi medallions and other commercial businesses. The other members of our management team including the Bank have broad investment backgrounds, with prior experience in banking and non-bank consumer lending, at specialty finance companies, middle market commercial banks, and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

Perform Strategic Acquisitions. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire taxi medallion financing businesses and related portfolios, and specialty finance companies that make secured loans to small businesses which have experienced historically low loan losses similar to our own. Since our initial public offering in May 1996, we have acquired eight specialty finance companies, five loan portfolios, and three taxi rooftop advertising companies.

Implement a Strategic Partnership program. We currently expect to launch an initial partnership during 2020. These activities are expected to include originating loans or other receivables marketed by our partners, and selling those loans or receivables to our partners without recourse within two to four business days as contractually agreed. Revenues are expected to be derived primarily from contracted program fees paid to us by our partners, and interest income earned while the loans or receivables are on our books, offset by transaction fees paid to our partners for processing loan applications. Our partners will be non-banks offering loans and other financial services to their customers.

Loan/Investment Activity

The following table sets forth the components of loan/investment activity in the consolidated/managed investment portfolio for the years indicated.

	December 31,
(Dollars in thousands)	2019	2018	2017
Net loans receivable/investments at beginning of year	$981,487	$1,380,054	$1,517,592
Loans/investments originated (1)	471,069	428,510	475,465
Repayments of loans/investments (1)	(251,653)	(261,383)	(270,133)
Consumer loans sold to third parties	—	(100,920)	(221,447)
Net realized losses on loans/investments (2)	—	(42,305)	(79,264)
Provision for loan losses	(47,386)	(59,008)	—
Net increase in unrealized appreciation (3)	—	29,864	6,390
Transfers to loans in process of foreclosure	(31,398)	(53,756)	(44,968)
Investment transfers excluded from loans in process of foreclosure (4)	—	(262,064)	—
Deconsolidation of Trust III (5)	—	(71,409)	—
Amortization of origination costs	(4,952)	(3,950)	(3,581)
Paid-in-kind interest	834	—	—
Amortization of loan premium	(3,289)	—	—
Other, net	50	(2,146)	—
Net increase (decrease) in loans/investments	133,275	(398,567)	(137,538)
Net loans receivable/investments at end of year	$1,114,762	$981,487	$1,380,054

(1)	Includes refinancings.
(2)	Excludes net realized losses of $7,736 for the year ended December 31, 2017 related to investments other than securities and other assets.
(3)	Excludes net unrealized depreciation of $1,915 for the three months ended March 31, 2018 and $2,076 for the year ended December 31, 2017 related to investments other than securities and other assets.
(4)	Represents portfolio investments transferred to other asset categories and excluded from net loans receivable.
(5)

Represents the Taxi Medallion Loan Trust III, or Trust III, gross loans of $53,546 and loans in process of foreclosure that had been transferred to other assets of $17,863 as a result of the Company no longer considered the primary beneficiary of, and thus not consolidating, Trust III.

Loan/Investment Characteristics

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around ten to twelve years. Interest rates offered are fixed. Borrowers may prepay consumer loans without any prepayment penalty. In general, the Bank has established relationships with dealers, FSPs, and contractors in the industry, who are the sources for consumer loan volumes. The loans are made up of recreation loans and home improvement loans which were 74% and 26% of total consumer loans at December 31, 2019.

Our recreation loans are secured primarily by RVs, boats and trailers with a small proportion of loans secured by other collateral such as autos, motorcycles and boat motors. These loans, which together make up our largest and most profitable loan portfolio, have a weighted average yield of 15.39% at December 31, 2019. Our home improvement loans are secured by the personal property installed, and the security interest for a majority of these loans is perfected with a UCC fixture filing. As of December 31, 2019, these loans had a weighted average yield of 9.50%.

Commercial Loans. We have typically originated commercial loans in principal amounts generally ranging from $2,000,000 to $5,000,000, and occasionally have originated loans under or in excess of that amount. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid, and in the first five years, a prepayment fee may be owed to us. The term of, and interest rate charged on, certain of our outstanding loans are subject to the regulations of the Small Business Administration, or the SBA. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%; however, terms and interest rates are subject to market competition for all loans. Unlike medallion loans, for which competition and market conditions preclude us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans.

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxi medallions and related assets (vehicles, meters, and the like). We estimate that the weighted average loan-to-value ratio of all of the medallion loans was 190% as of December 31, 2019, compared to 220% as of December 31, 2018. These ratios do not factor in the reserve on these loans of $25,410,000 and $27,743,000 as of December 31, 2019 and 2018 and also include loans in process of foreclosure, held at the lower of amortized cost or collateral value. In addition, we have recourse against the vast majority of the owners of the taxi medallions and related assets through personal guarantees.

Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a five to twenty-five year schedule, subject to a balloon payment of all outstanding principal at maturity. Historically, we have originated loans with one to five year maturities where interest rates are adjusted and a new maturity period set.

Generally, we retained the medallion loans we originated; however, from time to time, we participated or sold shares of some loans or portfolios to interested third-party financial institutions. In these cases, we retained the borrower relationships and serviced the sold loans.

Marketing, Origination, and Loan Approval Process

We employ 97 personnel to originate, manage, service, and collect on the consumer, commercial, and medallion loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. The Company’s senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans (other than those by the Bank) must be approved by the Company’s Chief Executive Officer, President, and/or the Chief Credit Officer and the Investment Oversight Committee of the Company’s board of directors. Loan criteria for loans originated with the Bank is established by the Bank’s board of directors and senior management. The Bank’s policies identify specific approval authorities for its recreation, home improvement, medallion, and real estate loans. Policy exceptions are reported to the Bank’s board of directors. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with RV and boat dealers, and home improvement contractors throughout our market area.

Sources of Funds

We have historically funded our lending operations primarily through credit facilities with banks and, to a lesser degree, through equity or debt offerings or private placements, and fixed-rate, senior secured notes and long-term subordinated debentures issued to or guaranteed by the SBA. Since the inception of the Bank, substantially all of the Bank’s funding has been provided by FDIC insured brokered certificates of deposit. The determination of funding sources is established by our management, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. Our funding strategy and interest rate risk management strategy is to have the proper structuring of debt to minimize both rate and maturity risk, while maximizing returns with the lowest cost of funding over an intermediate period of time.

The table below summarizes our sources of available funds and amounts outstanding under credit facilities, exclusive of deferred financing costs of $5,105,000 and their respective end of period weighted average interest rates at December 31, 2019. See Note 7 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Total
Cash and cash equivalents	$67,821
Brokered CDs & other funds borrowed	954,245
Average interest rate	2.35%
Maturity	1/20-9/24
SBA debentures and borrowings	74,746
Amounts undisbursed	3,000
Amounts outstanding	71,746
Average interest rate	3.42%
Maturity	2/20-3/29
Retail and privately placed notes	69,625
Average interest rate	8.61%
Maturity	4/21-3/24
Bank loans	33,183
Average interest rate	4.11%
Maturity	9/20-12/23
Preferred securities	33,000
Average interest rate	4.01%
Maturity	9/37
Other borrowings	7,794
Average interest rate	2.00%
Maturity	3/20-12/20
Total cash	$67,821
Total debt outstanding	$1,169,593

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 62.

Competition

Banks, credit unions, and finance companies, some of which are SBICs, compete with us in originating consumer, commercial and medallion loans. Many of these competitors have greater resources than we have, and certain competitors are subject to less restrictive regulations than we are. As a result, we cannot assure you that we will be able to identify and complete the financing transactions that will permit us to compete successfully.

Employees

As of December 31, 2019, we employed 191 persons, including 82 at our Medallion Bank subsidiary. We believe that relations with our employees are good.

MATERIAL US FEDERAL INCOME TAX CONSIDERATIONS

For our tax years ended December 31, 2019 and 2018, we have been taxed as a corporation and must pay corporate-level federal and state income taxes on our taxable income. Because we were taxed as a corporation under Subchapter C of the Internal Revenue Code, or the Code, for the tax year ended December 31, 2019 and December 31, 2018, we are able to carry forward any net operating losses incurred to succeeding years. In addition, distributions will generally be taxable to our stockholders to the extent of our current and accumulated earnings and profits for US federal tax purposes. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction.

On December 22, 2017, the US Government signed into law the “Tax Cuts and Jobs Act” which, starting in 2018, reduced the Company’s corporate statutory income tax rate from 35% to 21%, but eliminated or increased certain permanent differences.

REGULATION

Exemption from the 1940 Act

In order to maintain our status as a non-investment company, we operate so as to fall outside the definition of an “investment company” or within an applicable exception. We expect to continue to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. We monitor our continued compliance with this exception, which we have met since April 2, 2018, and were compliant with as of December 31, 2019.

Regulation of Medallion Bank as an Industrial Bank

In May 2002, we formed the Bank, which received approval from the FDIC, for federal deposit insurance in October 2003. The Bank is subject to extensive federal and state banking laws, regulations, and policies that are intended primarily for the protection of depositors, the Deposit Insurance Fund, and the banking system as a whole; not for the protection of our other creditors and stockholders.

Under the banking charter, the Bank is authorized to make consumer and commercial loans, and may accept all FDIC-insured deposits other than demand deposits (checking accounts). As a state-charted non-member bank with FDIC-insured deposits, the Bank is examined, supervised and regulated by the FDIC and the Utah Department of Financial Institutions, or the Utah DFI. The statutes enforced by, and regulations and policies of, these agencies affect almost all aspects of its business, including by prescribing permissible types of loans and investments, the amount of required capital, the permissible scope of its activities and various other requirements. If the Bank’s regulators were to determine that we have violated banking laws and regulations, including by engaging in unsafe and unsound practices, the Bank could be subject to enforcement and other regulatory actions, which could have an adverse effect on its business, results of operations and financial condition.

Capital Standards

The Bank is subject to risk-based and leverage-based capital ratio requirements under the US Basel III capital rules adopted by the federal banking regulators.

Under the risk-based capital standards, the Bank’s assets, exposures and certain off-balance sheet items are assigned to broad risk categories, each with designated weights, and the resulting capital ratios represent capital as a percentage of total risk-weighted assets. The minimum capital ratios applicable to us are as follows:

•

CET1 Risk-Based Capital Ratio, equal to the ratio of Common Equity Tier 1, or CET1, capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets and accumulated other comprehensive income. Certain of these adjustments and deductions are subject to phase-in periods that began on January 1, 2015 and, for non-advanced approaches banking organizations such as the Bank, will end upon effectiveness of the simplifications rule described below in 2020. The minimum CET1 risk-based capital ratio requirement is 4.5%.

•

Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital primarily consists of CET1 capital and perpetual preferred stock. The minimum Tier 1 risk-based capital ratio requirement is 6%.

•

Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, additional Tier 1 capital and Tier 2 capital, to risk-weighted assets. The Bank’s Tier 2 capital primarily includes allowance for loan and lease losses up to 1.25% of the Bank’s risk-weighted assets. The minimum total risk-based capital ratio requirement is 8%.

•

Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions). The minimum Tier 1 leverage ratio requirement is 4%.

The prompt corrective action framework, which generally applies to FDIC-insured depository institutions, including the Bank, also includes capital requirements the Bank must satisfy in order to, among other things, be able to accept brokered deposits without limitations.  See “Prompt Corrective Action” and “Brokered Deposits” below.

In addition to meeting the minimum capital requirements, under the US Basel III capital rules, the Bank must also maintain the required capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions (including dividends on the Bank’s preferred stock) and certain discretionary bonus payments to management. The capital conservation buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios.

The table below shows the capital requirements the Bank is required to maintain:

Minimum US Basel III Regulatory Capital Ratio Plus Capital Conservation Buffer
CET1 risk-based capital ratio	7.0%
Tier 1 risk-based capital ratio	8.5%
Total risk-based capital ratio	10.5%

For purposes of calculating the denominator of the three risk-based capital ratios, the assets of covered banking organizations are given risk weights that, under the US Basel III capital rules, range from 0% to 1,250%, depending on the nature of the asset.  Most of the Bank’s loans are assigned a 100% risk weight, with loans that are 90 days or more past due or on nonaccrual assigned a 150% risk weight.  In addition, direct obligations of the US Department of the Treasury, or the US Treasury, or obligations unconditionally guaranteed by the US government have a 0% risk weight, while general obligation claims on states or other political subdivisions of the United States are assigned a 20% risk weight, except for municipal or state revenue bonds, which have a 50% risk weight.

The US Basel III capital rules provide for limited recognition in CET1 capital, and deduction from CET1 capital above certain thresholds, of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities).  In July 2019, the federal banking regulators issued a final rule designed to simplify the capital treatment of those categories of assets for banking organizations, such as the Bank, that are not subject to the advanced approaches in the US Basel III capital rules.  The provisions of the final rule relating to the threshold deductions will become effective for the Bank on April 1, 2020.  Various technical amendments in the rule became effective as of October 1, 2019.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. The Basel Committee’s standards will generally be effective on January 1, 2022. As with all standards proposed by the Basel Committee, the December 2017 standards are not effective in any jurisdiction until rules implementing such standards have been implemented by the relevant regulators in such jurisdiction.  Following the release of these standards, the federal banking regulators stated that the standards are intended to achieve various objectives with regard to internationally active banks and that the regulators will consider how to apply the standards in the United States.

Federal banking regulators published a final rule, effective April 1, 2019, permitting banking organizations to phase in any adverse day-one regulatory capital effects of the adoption of ASU 2016-13 (referred to as the current expected credit loss model, or CECL), over a period of three years.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, or EGRRCPA, required federal bank regulators to adopt regulations to implement an exemption from the US Basel III capital rules for smaller banking organizations, including the Bank, that maintain a “Community Bank Leverage Ratio” of at least 8% to 10%. Specifically, the EGRRCPA provides that if any depository institution or depository institution holding company with less than $10 billion in total consolidated assets maintains tangible equity in excess of this leverage ratio, as implemented by the federal bank regulators, it would be deemed to be in compliance with (i) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (ii) in the case of a depository institution, the capital ratio requirements to be considered “well-capitalized” under the federal banking agencies’ “prompt corrective action” regime; and (iii) “any other capital or leverage requirements” to which the depository institution or holding company is subject, unless the appropriate federal banking agency determines otherwise based on the particular institution’s risk profile.

The FDIC adopted a final rule, effective January 1, 2020, implementing the Community Bank Leverage Ratio.  Under the rule, the Community Bank Leverage Ratio is the same as the Tier 1 Leverage Ratio under the Basel III capital rules and a qualifying small banking organization, such as the Bank, that has less than $10 billion in total consolidated assets and meets certain risk-based criteria can choose to apply the Community Bank Leverage Ratio framework if its Community Bank Leverage Ratio is greater than 9%. The Bank currently has not elected and currently does not expect to elect to apply the Community Bank Leverage Ratio framework, but will continue to assess the framework and may choose to apply it in the future.

As a condition to receipt of FDIC insurance, the Bank entered into the 2003 capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to average assets) and an adequate allowance for loan and lease losses and restricting the amount of medallion loans that the Bank may finance to three times the Bank’s Tier 1 capital.

Prompt Corrective Action

The Bank is subject to FDIC regulations that apply to every FDIC-insured depository institution, a system of mandatory and discretionary supervisory actions that generally become more severe as the capital levels of an individual institution decline. Pursuant to provisions of the Federal Deposit Insurance Act, or FDIA, and related regulations with respect to prompt corrective action, the federal banking regulators must take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An insured depository institution’s capital category depends upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation.

	“Well-capitalized”	“Adequately capitalized”
CET1 risk-based capital ratio	6.5%	4.5%
Tier 1 risk-based capital ratio	8.0%	6.0%
Total risk-based capital ratio	10.0%	8.0%
Tier 1 leverage ratio	5.0%	4.0%

If a bank meets the quantitative thresholds for well-capitalized status provided above and is not subject to any written agreement, order or directive from the appropriate regulatory agency to meet and maintain a specific capital level, it will qualify as well-capitalized. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Bank’s operations or financial condition. See “Brokered Deposits” below for additional information. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. Pursuant to the 2003 capital maintenance agreement, the Bank has agreed that the Bank’s capital levels will at all times meet or exceed the levels required for the Bank to be considered well-capitalized under FDIC rules.

Brokered Deposits

The Bank uses “brokered deposits” to fund a substantial portion of the Bank’s activities. Under the FDIA and related regulations, FDIC-insured institutions such as the Bank may only accept brokered deposits without FDIC permission if they meet specified capital standards and are not subject to any written agreement, order or directive to meet and maintain a specific capital level, and are subject to restrictions with respect to the interest they may pay on deposits unless they are well-capitalized. In particular, the FDIA and the FDIC’s regulations prohibit an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well-capitalized or is adequately capitalized and receives a waiver from the FDIC. Pursuant to the 2003 capital maintenance agreement, the Bank agreed that the its capital levels will at all times meet or exceed the level required for the Bank to be considered well-capitalized under FDIC rules. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates.

Pursuant to the 2003 capital maintenance agreement, the Bank has agreed that our capital levels will at all times meet or exceed the level required for the Bank to be considered well-capitalized under FDIC rules. If the Bank was no longer able to accept or renew brokered deposits as a result of failing to meet the requisite capital standards or as a result of being subject to a written agreement, order or directive to meet and maintain a specific capital level, there would be a material adverse effect on the Bank’s business, financial condition, liquidity and results of operations.

Payment of Dividends

The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions that limit the amount available for such distribution depending upon earnings, financial condition and cash needs of the institution, as well as general business conditions. Insured depository institutions are also prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if after such transaction the institution would be less than adequately capitalized.

Under Utah law, the Bank may only declare dividends to the Bank’s shareholders out of the Bank’s net profits, after providing for all expenses, losses, interest and taxes accrued or due.  Further, the Bank is required to transfer to a surplus fund at least 10% of the Bank’s net profits before dividends for the period covered by the dividend until the surplus fund reaches 100% of the Bank’s capital stock. Any amount paid from the Bank’s net earnings into a fund for the retirement of outstanding debt capital instruments or preferred stock for the period covered by the dividend will be considered an addition to the Bank’s surplus fund if, upon the retirement of such instruments, the amount paid into the retirement fund for the period may be properly carried to the Bank’s surplus fund.

The federal banking agencies also have authority to prohibit depository institutions from engaging in business practices that are considered unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

In addition, as discussed under “Capital Standards,” if the Bank’s risk-based capital ratios do not satisfy the minimum risk-based requirements plus the capital conservation buffer, the Bank will face graduated constraints on, among other things, capital distributions (including dividends on the Bank’s preferred stock) based on the amount of the shortfall and the amount of the Bank’s eligible retained income (that is, four quarters trailing net income, net of distributions and tax effects not reflected in net income).

Safety and Soundness

The FDIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards. The FDIC may also terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Among other things, in addition to the restrictions on brokered deposits discussed above, the FDIA limits the interest rates paid on deposits by undercapitalized institutions and limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest.

Consumer Financial Protection

The Bank is subject to a number of federal and state consumer protection laws that extensively govern the Bank’s consumer lending businesses. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Electronic Fund Transfer Act and these laws’ respective state-law counterparts, as well as laws regarding unfair and deceptive acts and practices. These federal and state laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, and civil money penalties. Failure to comply with consumer protection requirements may also result in substantial reputational harm that could adversely affect our business.

Community Reinvestment Act of 1977

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act, or CRA. Under the CRA, the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where we operate, which include low- and moderate-income individuals and communities. In connection with its examination of the Bank, the FDIC is required to assess our CRA performance in the areas of lending, investments and services. The FDIC may take compliance with the CRA into account when regulating and supervising our other activities. The CRA also requires the agencies to take into account banks’ records of meeting community credit needs when evaluating applications for, among other things, new branches or mergers. The Bank received a rating of “Outstanding” in its most recently completed CRA examination.

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. The Bank will continue to evaluate any changes to the CRA regulations and their impact to the Bank’s financial condition, results of operations or liquidity.

Transactions with Affiliates and Insiders

The Bank is subject to certain federal laws that restrict and control our ability to extend credit and provide to or receive services from its affiliates under Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder.  An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. These restrictions include quantitative and qualitative limits on the amounts and types of transactions that may take place, including the transfer of funds by the Bank to certain of its affiliates in the form of loans, extensions of credit, investments, or purchases of assets. These restrictions also require that credit transactions with affiliates be collateralized and that its transactions with affiliates be on terms no less favorable to the Bank than comparable transactions with unrelated third parties.  Generally, the Bank’s covered transactions with any affiliate are limited to 10% of our capital stock and surplus, and covered transactions with all affiliates are limited to 20% of our capital stock and surplus.

The Bank is also subject to limits under federal law on its ability to extend credit to its directors, executive officers and principal shareholders (persons that beneficially own or control more than 10% of any class of our voting stock), as well as to entities owned or controlled by such persons. Among other things, extensions of credit to such insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non-insiders. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. Certain extensions of credit also require the approval of the Bank’s board of directors.

Financial Privacy and Cybersecurity

Federal and state law contains extensive consumer privacy protection provisions. The Gramm-Leach-Bliley Act requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables retail customers to opt out of institutions’ ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds and imposes privacy compliance obligations with regard to the personal information of California residents.

Anti-Money Laundering and the USA PATRIOT Act

The Bank is subject to the anti-money laundering, or AML, provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act, or the PATRIOT Act, and implementing regulations issued by the FDIC and the US Treasury. The PATRIOT Act, which includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, is intended to facilitate the detection and prosecution of terrorism and international money laundering. The PATRIOT Act establishes standards for verifying customer identification incidental to the opening of new accounts. Other provisions of the PATRIOT Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network. The Bank Secrecy Act requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The Bank Secrecy Act includes a variety of record-keeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. In May 2016, the US Treasury’s Office of the Financial Crimes Enforcement Network, or FinCEN, issued a final rule to clarify and enhance customer due diligence requirements for financial institutions, which became applicable on May 11, 2018. The rule (among other things) imposes several new obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rule. Bank regulators routinely examine institutions for compliance with customer due diligence obligations.

Regulation by the SBA

Medallion Funding, Medallion Capital, and Freshstart are each licensed by the SBA to operate as SBICs, under the Small Business Investment Act of 1958, as amended, or the SBIA. The SBIA authorizes the licensing of privately-held investment vehicles as SBICs in order to provide long term financing to small business concerns. Under the SBIA and the regulations promulgated by the SBA thereunder, a “small business concern” is a business that is independently owned and operated, which is not dominant in its field of operation, and which (i) has a tangible net worth, together with any affiliates, of $19.5 million or less and average annual net income after US federal income taxes for the preceding two fiscal years of $6.5 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under the Federal government’s North American Industry Classification System, or the NAICS, that assigns codes to the industry in which a small business is engaged and provides a small business size standard based either on the number of persons employed by the business or its gross revenues. In addition, at the end of each fiscal year, at least 25% of the total amount of investments must be made in “smaller enterprises” that have a net worth of $6.0 million or less, and average net income after federal income taxes for the preceding two years of $2.0 million or less. A business that meets the NAICS size standards also qualifies as a “smaller enterprise” for purposes of meeting SBA’s size standard regulations.

Investments by SBICs must generally be in active, primarily domestic businesses. SBIC regulations preclude investment in the following types of businesses: (1) business whose primary business activity is as a relender or reinvestor (that is, directly or indirectly, providing funds to others, purchasing debt obligations, factoring, or long term leasing of equipment with no provision for maintenance or repair); (2) many kinds of real estate projects; (3) single purpose projects that are not continuing businesses; (4) companies located outside the US intending to use the proceeds of the investment outside of the US or companies that are located in the US that have more than 49% of their employees or tangible assets located outside of the US; (5) businesses that are passive and do not carry on an active trade or business; (6) businesses that use 50% or more of the funds to buy goods or services from an associated supplier; and (7) certain “sin businesses” such as gambling and the like.

Under current SBA regulations, the maximum rate of interest that Medallion Funding, Medallion Capital and Freshstart may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2019, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2019, our outstanding medallion loans had a weighted average rate of interest of 4.17%, and our outstanding commercial loans had a weighted average rate of interest of 13.30%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years.

In addition, SBICs are subject to periodic examination by the SBA, for which the SBA charges examination fees. SBICs must maintain certain records and make them available for SBA examination. SBICs also are required to prepare valuations of their portfolio investments in accordance with prescribed valuation guidelines, maintain certain minimum levels of capital, file annual reports containing financial, management and other information and file notices of certain material changes in their ownership and operations. We are typically examined by the SBA for compliance with applicable SBA regulations.

SBICs are precluded from making investments in a small business if it would give rise to a conflict of interest. Generally, a conflict of interest may arise if an associate of the SBIC has or makes an investment in the small business that the SBIC is financing or serves as one of its officers or would otherwise benefit from the financing. A conflict of interest would also occur if an SBIC were to lend money to any of its officers, directors, and employees, or invest in any affiliates thereof. Joint investing with an associate (such as another fund controlled by affiliates of the general partner of the fund) may be made on identical terms or on terms that are fair to the SBIC. The SBA also prohibits, without prior SBA approval, a “change of control” or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements, or otherwise.

Under SBA regulations, without prior SBA approval, loans and other investments by licensees with outstanding SBA leverage to any single small business concern may not exceed 30% of an SBIC’s “regulatory capital.”

SBICs may invest idle funds that are not being used to make loans or other long-term investments in certain short-term investments permitted under SBA regulations. These permitted investments include direct obligations of, or obligations guaranteed as to principal and interest by, the government of the US with a term of 15 months or less and deposits maturing in one year or less issued by an institution insured by the FDIC. These permitted investments must be maintained in (i) direct obligations of, or obligations guaranteed as to principal and interest by, the US, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less if the securities underlying the repurchase agreements are direct obligations of, or obligations guaranteed as to principal and interest by the US, and such securities must be maintained in a custodial account in a federally insured institution; (iii) mutual funds, securities, or other instruments that exclusively consist of, or represent pooled assets of, investments described in (i) or (ii) above; (iv) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (v) a deposit account in a federally insured institution, subject to withdrawal restriction of one year or less; (vi) a checking account in a federally insured institution; or (vii) a reasonable petty cash fund.

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

If an SBIC defaults in its payment obligations to SBA under its outstanding debentures, fails to comply with any terms of its securities, or violates any law or certain regulations applicable to it, the SBA has the right to accelerate the maturity of all amounts due under its debentures. Additionally, the SBA may appoint a receiver for the SBIC and for its liquidation in the event of a default on payment of a SBIC’s debentures or for serious regulatory violations.

Other

Change in Control

Because the Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and we are a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us and, indirectly, the Bank, without, in most cases, prior written approval of the FDIC or the Commissioner of Utah Department of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Although the Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in the Company is not insured or guaranteed by the FDIC, or any other agency, and is subject to loss. Under the Utah Financial Institutions Act, control is defined as the power directly or indirectly or through or in concert with one or more persons to (1) direct or exercise a controlling influence over the management or policies of us or the election of a majority of the directors of us, or (2) to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. If any holder of any series of the Bank’s preferred stock is or becomes entitled to vote for the election of the Bank’s directors, such series will be deemed a class of voting stock, and any other person will be required to obtain the non-objection of the FDIC under the Change in Bank Control Act to acquire or maintain 10% or more of that series. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval.

Examination and Supervision

Federal and state banking agencies require the Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. We must undergo regular on-site examinations by the FDIC and the Utah DFI, which examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

Future Legislation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, and limit our ability to pursue business opportunities in an efficient manner.

AVAILABLE INFORMATION

Our corporate website is located at www.medallion.com. We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act available on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings can be found in the Investors Relations section of our website, the address of which is www.medallion.com/investors.html, or on the SEC website at www.sec.gov. Our Code of Ethical Conduct and Insider Trading Policy can be located in the Corporate Governance section of our website at www.medallion.com/investors_corporate_governance.html. These documents, as well as our SEC filings, are available in print free of charge to any stockholder who requests a copy from our Secretary.

ITEM 1A.	RISK FACTORS

Risks Related to Our Loan Portfolios and Business

The ongoing coronavirus pandemic and any other future outbreak of disease or similar public health threat could have a material adverse impact on our business, operating results and financial condition.

Our business has been adversely impacted by the effects of the current coronavirus (COVID-19) pandemic.  In December 2019, a novel strain of COVID-19 emerged in China, and the virus has now spread to many countries elsewhere around the world, including the United States. As a result of COVID-19, significant portions of the US economy and population have shut down and slowed down and have resulted in many people going into social isolation or quarantine. New York State, where our headquarters are located, has declared a state of emergency.

The current COVID-19 outbreak, its broad impact and preventive measures taken to contain or mitigate the outbreak have had, and are likely to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions, which, in turn, may increasingly have negative effects the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, demand for loans and other financial services products and consumer discretionary spending.  As a result of these or other consequences, the outbreak has adversely affected our business, results of operations and financial condition, likely materially. The effects of the outbreak on us could be exacerbated given that our business model is largely consumer and small business directed, which are more severely affected by COVID-19, and the outbreak, and preventative measures taken to contain or mitigate the outbreak, have had and may increasingly have a significant negative effects on consumer discretionary spending. The extent to which the outbreak will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or mitigate the outbreak.

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

By its nature, lending to consumers carries with it different risks and typically a higher risk of loss than commercial lending. Although the net interest margins are intended to be higher to compensate us for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of our consumer loan portfolios. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and consumers are likely to reduce their discretionary spending in areas such as recreation and home improvement, which constitute a significant majority of our business. These periods have been, and may continue to be, accompanied by increasing unemployment rates and declining values of consumer products securing outstanding accounts, which weaken collateral coverage and increase the amount of a loss in the event of default.

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

Although declines in commodity prices, and more particularly gasoline prices, generally are financially beneficial to the individual consumer, these declines may also have a negative impact on unemployment rates in geographic areas that are highly dependent upon the oil and natural gas industry, which could adversely affect the credit quality of consumers in those areas.

Our balance sheet consists of a significant percentage of non-prime consumer loans, which are associated with higher than average delinquency rates. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our net interest income.

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

As of December 31, 2019, approximately 63% of our recreation loans are non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. While our underwriting guidelines are designed to confirm that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless are expected to experience higher default rates than a portfolio of obligations of prime obligors. The weakening of our underwriting guidelines for any reason, such as in response to the competitive environment, in an effort to originate higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or other conditions, may result in loan defaults and charge-offs that may necessitate increases to our allowance for loan losses, each of which could adversely affect our net income and financial condition. In the event of a default on a recreation loan, generally the most practical recovery method is repossession of the financed vehicle, although the collateral value of the vehicle usually does not fully cover the outstanding account balance and costs of recovery. Repossession sales that do not yield sufficient proceeds to repay the receivables in full typically result in losses on those receivables.

In addition, our prime portfolio has grown in proportion to our overall portfolio over the past several years. While prime portfolios typically have lower default rates than non-prime portfolios, we have less ability to make risk adjustments to the pricing of prime loans compared to non-prime loans. As a result, to the extent our prime portfolio continues to grow, a larger proportion of our business will consist of loans with respect to which we will have less flexibility to adjust pricing to absorb losses. As a result of these factors, we may sustain higher losses than anticipated in our prime portfolio. Additionally, if our prime loan losses are higher than expected then we may also be at risk with regards to our forecasted losses, which could impact our loss reserves and results of operations.

Changes in the taxi and for-hire vehicle industries have resulted in significantly increased competition and have had a material adverse effect on our business, financial condition, and operations and have resulted in losses in our medallion loan portfolio.

There have been recent changes in the taxi and for-hire vehicle industries that have resulted in significantly increased competition in all of our taxi medallion markets. Ride-sharing applications, or ride-sharing apps, utilized by for-hire vehicles continue to expand domestically and globally. Many of these for-hire vehicle operators operate outside of the regulatory regime with which we and our borrowers operate, which poses an increased risk of competition because such operators are able to pass the cost savings of not having to comply with certain regulations to its passengers. According to the New York City Taxi & Limousine Commission, or TLC, between January 2019 and January 2020 approximately 5,571 new for-hire vehicle licenses were issued, resulting in the total number of for-hire vehicles of approximately 114,852 as of January 30, 2020. In addition, the New York law permits cars for-hire to pick up street hails in boroughs outside of Manhattan. The TLC reported that, as of January 30, 2020 there were 5,629 street hail livery licenses, of which approximately 2,572 are active.

TLC annualized data through October 2019 has shown a 8.5% reduction in total New York City taxi fares, compared to the annualized data of November 2018, and a 12.0% reduction in the total number of New York City taxi trips. Such reductions in fare totals and taxi trips are likely the result of a combination of the congestion pricing surcharge that went into effect in February 2019, ride-sharing apps, street hail livery licenses, and other forms of public transportation.

We stopped originating new medallion loans in July 2015.  However, our medallion loan portfolio continued to represent 7% of our total assets at December 31, 2019. As discussed in further detail below, there have also been recent decreases in the values of our medallion loan collateral. Increased competition from ride-sharing apps and street hail livery licenses has reduced the overall market for taxi services, income from operating medallions, and the value of taxi medallions. If these trends continue and intensify, there would be a further material increase to our loan-to-value ratios, loan delinquencies, and loan defaults, which could have a material adverse effect on our business, financial condition, and results of operations.

Decreases in the value of our medallion loan collateral, including the impact on loans in process of foreclosure, and our Chicago taxi medallions purchased out of foreclosure have had, and may continue to have, a material adverse effect on our business.

According to TLC data, over the past 20 years New York City taxi medallions appreciated in value from under $200,000 to a high of $1,320,000 for corporate taxi medallions and $1,050,000 for individual taxi medallions in 2014. However, we estimate that the market value of taxi medallions declined to $172,500, $167,000 net of liquidation costs, as of December 31, 2019. In March 2017, the New York City Council made changes to the taxi medallion classes, eliminating the distinction between individual and corporate taxi medallions. From time to time government entities may also take other actions, which could have adverse effects on the market for taxi medallions and which could, in turn, affect, potentially materially, our financial condition and results of operations.

We own 159 Chicago taxi medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxi medallions. The Chicago taxi medallions had appreciated in value from $50,000 in 2003 to approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxi medallions to approximately $25,000, $19,500 net of liquidation costs, as of December 31, 2019.

Decreases in the value of our medallion loan collateral have resulted in an increase in the loan-to-value ratios of our medallion loans. We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 190% as of December 31, 2019. If taxi medallion values continue to decline, there is likely to be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the taxi medallion collateral would be diminished, which would result in material losses on defaulted medallion loans which could have a material adverse effect on our business. If we are required to liquidate all or a portion of our medallion loans quickly, we would realize less than the value at which we had previously recorded such medallions.

Uncertainty relating to the reporting of collateral values for our loans may adversely affect the value of our portfolio.

Medallion loans are primarily collateral-based lending, whereby the collateral value generally exceeds the amount of the loan at the time of origination, providing sufficient excess collateral to protect us against losses. Collateral values for medallion loans reflect recent sales prices and are typically obtained from the regulatory agency in a particular local market. We rely on the integrity of the collateral value benchmarks obtained by the applicable regulatory agencies and other third parties. Any changes or volatility in these benchmarks could cause us to suffer losses. We have experienced a significant downward movement in medallion collateral values which has caused and may continue to cause a negative impact on our valuation analysis and could further significantly lower the fair market value measurements of our portfolio.

We require an objective benchmark in determining the value of our portfolio. If the benchmarks that we currently use are deemed to be unreliable, we will need to use other intrinsic factors in determining the collateral values for our loans.

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

Our business, financial condition and results of operations could be negatively impacted if we are unsuccessful in developing and maintaining our relationships with dealerships, contractors, and FSPs.

We originate loans by working with third-party sellers of consumer products and not working directly with consumers. As a result, our ability to originate consumer loans depends on our relationships with dealerships, contractors, and FSPs. Although we have relationships with various dealerships, contractors, and FSPs, none of our relationships are exclusive and each may be terminated at any time. In particular, there is significant competition for the contractor and FSP relationships we depend on in connection with our home improvement lending segment. The loss of any of these relationships, our failure to develop additional relationships, and circumstances in which our existing dealer, contractor, and FSP relationships generate decreased sales and loan volume all may have a material adverse effect on our business, financial condition and results of operations.

A reduction in demand for our products and failure by us to adapt to such reduction could adversely affect our business, financial condition and results of operations.

The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products or the availability of competing products. If we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease and our operations could be adversely affected. Even if we do make changes to our product offerings to fulfill customer demand, customers may resist such changes or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and, by that time, it may be too late to make further modifications to such product without causing further adverse effects to our business, results of operations, and financial condition.

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

Changes in prevailing interest rates could adversely affect our business.

Our profitability may be directly affected by interest rate levels and fluctuations in interest rates. As interest rates change, our gross interest rate spread on originations either increases or decreases because the rates charged on the loans originated are limited by market and competitive conditions, restricting our ability to pass on increased interest costs to the consumer. Additionally, although a significant percentage of our borrowers are non-prime and are not highly sensitive to interest rate movement, increases in interest rates may reduce the volume of loans we originate. While we monitor the interest rate environment and seek to mitigate the impact of increased interest rates, we cannot provide assurance that the impact of changes in interest rates can be successfully mitigated.

In addition, the majority of our loan portfolio is comprised of fixed-rate loans. An abrupt increase in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at higher prevailing interest rates.

Financing and Related Risks

We are subject to certain financial covenants and other restrictions under our loan and credit arrangements, which could affect our ability to finance future operations or capital needs or to engage in other business activities.

Our loan and credit agreements contain financial covenants and other restrictions relating to borrowing base eligibility, tangible net worth, net income, leverage ratios, stockholders’ equity, and collateral values. Our ability to meet these financial covenants and restrictions could be affected by events beyond our control, such as a substantial decline in collateral values or a rise in borrower delinquencies. A breach of these covenants could result in an event of default under the applicable debt instrument. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. Most of our credit facility debt is subject to cross default provisions. Certain other events can constitute an event of default. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of the related notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. We have regularly needed waivers and extensions, and there can be no guarantee that we will be able to continue to get them if requested. Based on the foregoing factors, the operating and financial restrictions and covenants in our current credit agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Failure to obtain an extension of our existing credit facilities, failure to obtain additional revolving credit facilities or raise additional capital in the future could have a material adverse effect on our results of operations and financial position.

We utilize secured revolving credit facilities and other facilities to fund our investments. We cannot guarantee that our credit facilities will continue to be available beyond their current maturity dates on reasonable terms or at all, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. Our revolving credit facilities have converted to term loans. Obtaining additional revolving credit facilities or other alternative sources of financing may be difficult, and we cannot guarantee that we will be able to do so on terms favorable to us or at all. The availability of revolving credit facilities depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of the banks that participate in our credit facilities and the availability of bank liquidity in general. If the credit facilities are not renewed or extended by our lenders by their maturity dates, we will not be able to make further borrowings under the facilities after they mature and the outstanding principal balances under such facilities will be due and payable at maturity. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, our financial condition would be adversely affected and our lenders may foreclose on the property securing such indebtedness. If we are unable to extend or replace these facilities or arrange new credit facilities or other types of interim financing, we may need to curtail or suspend loan origination and funding activities which could have a material adverse effect on our results of operations and financial position.

In addition, we may need to raise additional capital in the future to have sufficient capital resources and liquidity to meet our commitments, including the terms of the 2003 capital maintenance agreement, and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of capital markets investors or other disruptions in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when other financial institutions are seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition, or results of operations.

Medallion Bank’s use of brokered deposits for its deposit-gathering activities may not be available when needed. The inability to accept and renew brokered deposits would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Medallion Bank relies on the established brokered deposit market to originate deposits to fund its operations. Additionally, Medallion Bank’s business, strategy and prospects are dependent on its ability to accept and renew brokered deposits without limitation and, therefore, dependent on its ability to be “well-capitalized” under the FDIC’s regulatory framework.

Medallion Bank’s brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. While Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of brokered deposits. In addition, Medallion Bank’s ability to rely on brokered deposits as a source of funding is subject to capitalization requirements set forth in the FDIC’s prompt corrective action framework. Medallion Bank may not accept or renew brokered deposits unless they are “well-capitalized” or they are “adequately capitalized” and they receive a waiver from the FDIC.  A bank that is “adequately capitalized” and that accepts or renews brokered deposits under a waiver from the FDIC is subject to additional restrictions on the interest rates it may offer.

If the capital levels at Medallion Bank fall below the “well-capitalized” level as defined by the FDIC, Medallion Bank’s ability to raise brokered deposits would be materially impaired. If Medallion Bank’s capital levels fall below the “adequately-capitalized” level as defined by the FDIC, it would be unable to raise brokered deposits. Any impairment or inability to raise brokered deposits would have a material adverse effect on our business, financial condition, liquidity and results of operations. Brokered deposits may also not be as stable as other types of deposits, and if Medallion Bank experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly. Medallion Bank’s ability to manage its growth to stay within the “well-capitalized” level is critical to our ability to retain open access to this funding source.

Changes in interest rates may affect our cost of capital and net interest income.

Because we borrow to fund our loans and investments, a portion of our income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments, such as medallion loans, will have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations. Also, we will have to rely on our counterparties to perform their obligations under such hedges.

We depend on cash flow from our subsidiaries to make payments on our indebtedness and fund operations.

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make payments on our indebtedness and fund operations. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% Tier 1 leverage ratio (Tier 1 capital to average assets). As of December 31, 2019, Medallion Bank’s Tier 1 leverage ratio was 19.4%. We did not receive dividends from Medallion Bank between April 2016 and December 2019 when we received a dividend of $1,500,000.

Legal and Regulatory Risks

We operate in a highly regulated environment, and if we are found to be in violation of any of the federal, state, or local laws or regulations applicable to us, our business could suffer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted in 2010. The Dodd-Frank Act significantly changed federal financial services regulation and affects, among other things, the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. In addition to the statutory requirements under the Dodd-Frank Act, the legislation also delegated authority to US banking, securities, and derivatives regulators to impose additional restrictions through required rulemaking. The Dodd-Frank Act requires a company that owns an industrial bank to serve as a “source of strength” to the institution and is also subject to the “Volcker Rule.” Although these requirements have not materially impacted us, we cannot assure you that they will not in the future.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds, and the banking system as a whole, not for the protection of our security holders. We are subject to regulation and supervision by the FDIC and the Utah DFI. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of Medallion Bank and us, restrictions on dividends, and establishment of new offices. As long as we remain well-capitalized under federal regulatory standards, there are no restrictions on the rates we may pay on brokered deposits. We must obtain approval from our regulators before engaging in certain activities or acquisitions, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have a material adverse effect our business, financial condition or results of operations.

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

Changes in taxi industry regulations that result in the issuance of additional taxi medallions or increases in the expenses involved in operating a taxi medallion would decrease the value of our medallion loan collateral and our Chicago taxi medallions purchased out of foreclosure.

Every city in which we originated medallion loans, and most other major cities in the United States, limits the supply of taxi medallions. This regulation results in supply restrictions that support the value of taxi medallions. Actions that loosen these restrictions and result in the issuance of additional taxi medallions into a market could decrease the value of taxi medallions in that market. If this were to occur, the value of the collateral securing our then outstanding medallion loans in that market would be adversely affected. We are unable to forecast with any degree of certainty whether any other potential increases in the supply of taxi medallions will occur.

In New York City, Chicago, Boston, and other markets where we originated medallion loans, taxi fares are generally set by government agencies. Expenses associated with operating taxis are largely unregulated. As a result, the ability of taxi operators to recoup increases in expenses is limited in the short term. Escalating expenses, such as rising gas prices and an increase in interest rates, can render taxi operations less profitable, could cause borrowers to default on loans from us and would adversely affect the value of our collateral.

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

We expect, however, to see an increase over time in regulatory scrutiny and enforcement in the area of consumer financial products regulation, both as a result of recent regulatory scrutiny and related enforcement actions in the area of consumer protection, and the establishment of the Consumer Financial Protection Bureau, or the CFPB, by the Dodd-Frank Act. The CFPB is responsible for interpreting and enforcing a broad range of consumer protection laws that govern the provision of deposit accounts and the making of loans, including certain loans Medallions Bank provides to its customers. While Medallion Bank’s size currently falls below the threshold that would give the CFPB direct authority over Medallion Bank, Medallion Bank’s existing bank supervisors may pursue similar policies and make similar information requests to those of the CFPB with respect to consumer financial products and other matters within the scope of the CFPB’s authority. Despite recent efforts to alleviate the impact of such regulatory changes, we believe that regulatory reforms and increased regulatory supervision related to consumer protection, together with provisions of the Dodd-Frank Act, may increase Medallion Bank’s cost of doing business, impose new restrictions on the way in which they conduct their business, or add significant operational constraints that might impair our profitability.

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

The USA PATRIOT Act of 2001 and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers and beneficial owners of certain legal entity customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or expanding activities. During the last several years, a number of banking institutions have received large fines for non-compliance with these laws and regulations. Although we have policies and procedures designed to assist in compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our employees, agents, and intermediaries with respect to our business or any businesses that we may acquire. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

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

Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If the SBIC subsidiaries fail to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit their use of debentures, declare outstanding debentures immediately due and payable, and/or limit them from making new investments. In addition, the SBA could revoke or suspend an SBIC license or may appoint a receiver for the SBIC and for its liquidation for willful or repeated violation of, or willful or repeated failure to observe, any provision of the SBIA or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us.

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

A company that meets the definition of an “investment company” under the 1940 Act, in the absence of an exception or exemption, must either register with the SEC as an investment company or elect BDC status. The Company now operates so as to fall outside the definition of an “investment company” or within an applicable exception. The Company expects to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. The Company is required to monitor its continued compliance with this exception, which could limit our ability to take advantage of attractive investment opportunities that would cause us to be out of compliance with its limitations and could have a material adverse effect on our business. For example, we could be limited in growing Medallion Capital, Inc., which is currently engaged in a business that generally does not qualify for the exception.

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

Federal and state law may discourage certain acquisitions of our common stock which could have a material adverse effect on our stockholders.

Because Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and we are a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of us and, indirectly Medallion Bank, without, in most cases, prior written approval of the FDIC or the Commissioner of the Utah Department of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of our common stock. Although Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in the Company is not insured or guaranteed by the FDIC, or any other agency, and is subject to loss.

Risk Relating to Our Growth and Operations

We operate in a highly competitive market for investment opportunities.

The consumer and overall lending market is very competitive and is served by a variety of entities, including banks, savings and loan associations, credit unions, independent finance companies, financial technology companies, business development companies, and other investment funds. The recreation lending and home improvement lending markets are also highly fragmented, with a small number of lenders capturing large shares of each market and many smaller lenders competing for the remaining market share. Our competitors often seek to provide financing on terms more favorable to consumers or dealers, contractors, and FSPs than we offer. Many of these competitors also have long-standing relationships with dealers, contractors, and FSPs and may offer other forms of financing that we do not offer, e.g., credit card lending. We anticipate that we will encounter greater competition as we expand our operations and if the economy remains stable. Certain of our competitors are not subject to the same regulatory requirements that we are and, as a result, these competitors may have advantages in conducting certain business and providing certain services and may be more aggressive in their loan origination activities. Increasing competition could also require us to lower the rates we charge on loans in order to maintain our desired loan origination volume, which could also have a material adverse effect on our business, financial condition and results of operations.

Additionally, many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than us. We may be unwilling to match our competitors’ pricing, terms, and structure of certain loans and investments opportunities due to potential risks, which may result in us earning less income than our competitors. If we are forced to match our competitors’ pricing, terms, and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time.

We have in the past and may in the future pursue new strategies and lines of business, and we may face enhanced risks as a result of these changes in strategy, including from transacting with a broader array of customers and exposure to new assets, activities and markets.

For example, in July 2019, we announced a new division that will handle the build-out of a new Strategic Partnership Program, through which the Bank will partner with third parties to offer consumer loans and other financial services. The Strategic Partnership Program is in the early stages of development, and its future impact on our financial condition and results of operations is currently unknown. In addition, potential legal and regulatory risks associated with the entry into this line of business are currently uncertain and may develop in ways that could affect us adversely, including as a result of legal proceedings brought against us on the basis that we are the “true lender” of the loans facilitated, held, and serviced by our partners, or on the basis of a determination by the FDIC or other financial regulators that our Strategic Partnership Program represents an unsafe and unsound practice. We expect to have increased compliance costs associated with the Strategic Partnership Program, which could have an adverse impact on our results of operations. Development of the Strategic Partnership Program could change, possibly materially, and Medallion Bank’s exposure to operational risk events, including failure to comply with applicable legal or regulatory requirements may occur.

We may continue to change our strategy and enter new lines of business, including through the acquisition of another company, acquisitions of new types of loan portfolios or other asset classes, or otherwise, in the future. Any such new business initiatives may expose us to new and enhanced risks, including new credit-related, compliance, fraud, market and operational risks, and different and potentially greater regulatory scrutiny of such new activities and assets. In addition, changes in our strategy and pursuit of new business lines could bring us into contact, directly or indirectly, with customers that are not within our traditional customer base and expose us to new asset classes, activities and markets.

Any new business initiatives and strategies we may pursue in the future may be less successful than anticipated and may not advance our intended business strategy. We may not realize a satisfactory return on investments or acquisitions, we may experience difficulty in managing new portfolios or integrating operations, and management’s attention from our other businesses could be diverted. Any of these results could ultimately have an adverse effect on our business, financial condition or results of operations.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers and personally identifiable information of our customers and employees, in third-party data centers, and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security and business continuity measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions or vulnerable to other disruptions as a result of systems failures, operational events, employee error, or incidents affecting our third-party service providers (or providers to those third-party service providers). Any such breach or disruption could compromise our networks and the information stored there could be accessed, publicly disclosed, destroyed, lost, or stolen. Any such access, disclosure, destruction or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business. In addition, we may also be required to incur significant costs in connection with any regulatory investigation or civil litigation resulting from a security breach or other information technology disruption that affects us.

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

We depend to a significant extent on relationships with third parties that provide services, primarily information technology services critical to our operations. Currently, we obtain services from third parties that include information technology infrastructure and support, plus loan origination, loan servicing, and accounting systems and support. If any of our third-party service providers experience difficulties or terminate their services and we are unable to replace our service providers with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our loan origination, loan servicing and accounting services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace these third parties, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition, or results of operations. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

Current or former employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of the dealerships, contractors, and FSPs that sell our consumer products are of critical importance. Our employees could engage, or our former directors and employees could have engaged, in misconduct that adversely affects our business. For example, if such a person were to engage, or previously engaged, in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, third-party relationships and ability to forge new relationships with third-party dealers or contractors. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, or if former directors and employees previously improperly used or disclosed this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees or former directors and employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.

Additional Risks Relating to Our Loan Portfolios and Investments

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

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies, industries and sectors, which will subject us to a risk of significant loss if any of these companies default on its obligations to us or by a downturn in the particular industry or sector.

Our portfolio is and may continue to be concentrated in a limited number of portfolio companies, industries and sectors. In addition, taxi companies that constitute separate issuers may have related management or guarantors and constitute larger business relationships to us. As of December 31, 2019, New York City medallion loans represented approximately 88% of our medallion loans, which in turn represented 10% of our net loan portfolio. We do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be adversely affected if a small number of loans perform poorly or if we need to write down the value of any one loan. If our larger borrowers were to significantly reduce their relationships with us and seek financing elsewhere, the size of our loan portfolio and operating results could decrease. In addition, larger business relationships may also impede our ability to immediately foreclose on a particular defaulted portfolio company as we may not want to impair an overall business relationship with either the portfolio company management or any related funding source. Additionally, a downturn in any particular industry or sector in which we are invested could also negatively impact the aggregate returns we realize.

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

We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net income” as of December 31, 2019 by approximately $780,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($1,116,000) at December 31, 2019. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Our business may be further adversely affected if New York City experiences a sustained economic downturn.

Historically, a significant portion of our loan revenue is derived from medallion loans collateralized by New York City taxi medallions. An economic downturn in New York City could lead to an additional increase in defaults on our medallion loans.

An economic downturn could result in additional commercial and consumer loan customers experiencing declines in business activities and/or personal resources, which could lead to difficulties in their servicing of their loans with us, and increasing the level of delinquencies, defaults, and loan losses in our commercial and consumer loan portfolios.

Sales of loans could have an adverse effect on the credit or other characteristics of the loans and portfolios we retain.

From time to time, we have sold portfolios of loans, and those transactions have generally included loans with stronger credit characteristics than the overall composition of our loan portfolio. Accordingly, following those transactions, the overall credit characteristics of our loan portfolio declined due to the transfer of the loans with stronger credit characteristics. In the future, the credit characteristics of our loan portfolio could change as a result of loan sales, and other characteristics could change as well. For example, if we sell loans with less favorable credit characteristics, the net interest income and net interest margin for our loan portfolio could be adversely affected because loans with less favorable credit characteristics typically generate more net interest income and higher net interest margin.

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

Other Risks Relating to Our Common Stock

The issuance of debt securities or preferred stock and our borrowing money from banks or other financial institutions may affect holders of our common stock.

Our business periodically requires capital. We may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. Any amounts that we use to service our debt or make payments on preferred stock will not be available for distributions to our common stockholders or to reinvest in our businesses. It is likely that any debt we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness. Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock, including separate voting rights, and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

We borrow money, which magnifies the potential for gain or loss on amounts invested, and increases the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested, and therefore increase the risk associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders, and through long-term subordinated SBA debentures. These creditors have fixed dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets increases, then leveraging would cause stockholders’ equity to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause stockholders’ equity to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could reduce the amount available for distribution payments.

As of December 31, 2019, we had $1,169,593,000 of outstanding indebtedness with a weighted average borrowing cost of 2.89%.

Most of our borrowing relationships have maturity dates during 2020 through 2021. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured. Certain lenders have worked with us to extend and change the terms of the borrowing agreements, but we cannot assure you that they will continue to do so. See Note 7 of our consolidated financial statements for a discussion of the current and new lending arrangements to date.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability to originate loans that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of charge-offs and provision for loan losses, changes in medallion collateral value, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office space in New York City for our corporate headquarters under a lease expiring in April 2027. We also lease office space for loan origination offices and subsidiary operations in Long Island City, New York; Newark, New Jersey; and Chicago, Illinois, which, along with our New York City office, handles our medallion loan segment, and in Minneapolis, Minnesota, which handles our commercial lending segment. Medallion Bank leases office space in Salt Lake City, Utah under a lease expiring in November 2027, which handles the recreation and home improvement lending segments, and in Bothell, Washington, which handles our home improvement lending segment. We do not own any real property, other than foreclosed properties obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

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

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2014 and compares the Company’s Common Stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2014 in each of the Company’s common stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulative Total Return

Based on Initial Investment of $100 on December 31, 2014

with dividends reinvested

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of March 27, 2020, there were approximately 398 holders of record of our common stock. On March 27, 2020, the last reported sale price of our common stock was $2.08 per share.

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains, and are not subject to the annual distribution requirements under Subchapter M of the Code. Thus, there can be no assurance that we will pay any cash distributions as we may retain our earnings in certain circumstances to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes. We have not paid dividends since 2016 and do not currently anticipate paying dividends. We may, however, re-evaluate paying dividends in the future depending on market conditions.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended December 31, 2019. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the consolidated financial statements and accompanying notes thereto included in this report. As described therein, for the twelve months ended December 31, 2019 and the nine months ended December 31, 2018, the Company reported under Bank Holding Company Accounting.

(Dollars in thousands, except per share data)	Twelve Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Statement of operations
Net interest income	$97,517	$71,987
Provision for loan losses	47,386	59,008
Non-interest income (expense), net	(47,794)	(20,135)
Net income (loss) before income taxes	2,337	(7,156)
Income tax provision	(341)	(709)
Less: income attributable to noncontrolling interests	3,758	2,307
Net loss	$(1,762)	$(10,172)
Per share data
Net loss per diluted share	$(0.07)	$(0.42)
Distributions per share	—	—
Weighted average common shares outstanding
Diluted	24,342,979	24,234,633
Balance sheet data
Net loans receivable	$1,114,762	$981,487
Total assets	1,541,667	1,381,846
Total borrowings (1)	1,169,593	1,062,028
Total liabilities	1,207,199	1,091,642
Total equity (2)	334,468	290,204
Selected financial ratios
Return on average assets (ROA)	(0.12)%	(0.90)%
Return on average equity (ROE)	(0.59)	(4.62)
Dividend payout ratio	—	—
Net interest margin	8.64	8.19
Other income ratio (3)	1.81	1.88
Total expense ratio (4)	9.18	9.77
Equity to assets (2)	21.70	21.00
Debt to equity (2)	3.5x	3.7x
Loans receivable to assets	72%	71%
Net charge-offs	37,688	22,613
Net charge-offs as a % of average loans receivable	3.60%	2.73%
Allowance coverage ratio	3.97	3.58

(1)	Excludes the $5,105 related to deferred financing costs as of December 31, 2019.
(2)	Includes $71,320 and $27,596 related to non-controlling interests in consolidated subsidiaries as of December 31, 2019 and 2018.

(3)

Other income ratio represents other income divided by average interest earning assets, and excludes the gain on the deconsolidation of Trust III of $25,325 for the nine months ended December 31, 2018. See Note 23 for additional information.

(4)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

You should read the consolidated financial information below with the consolidated financial statements and accompanying notes thereto included in this report. As described therein, for the three months ended March 31, 2018, and the years ended December 31, 2017, 2016, and 2015, the Company reported under Investment Company Accounting.

	Three Months Ended March 31,	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015
Statement of operations
Investment income	$4,033	$19,624	$25,088	$42,653
Interest expense	3,551	13,770	12,638	9,422
Net interest income	482	5,854	12,450	33,231
Noninterest income	60	107	408	319
Operating expenses	4,108	13,810	22,786	16,724
Net investment income (loss) before income taxes	(3,566)	(7,849)	(9,928)	16,826
Income tax benefit	336	728	10,047	—
Net investment income (loss) after income taxes	(3,230)	(7,121)	119	16,826
Net realized gains (losses) on investments	(34,745)	(43,744)	457	7,636
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries (1)	29,115	9,483	130,121	16,830
Net change in unrealized appreciation (depreciation) on investments (1)	(1,915)	8,222	(22,863)	(2,295)
Net change in unrealized depreciation on investments other than securities	(4,403)	(2,060)	(28,372)	(9,621)
Income tax (provision) benefit	304	35,498	(55,947)	—
Net increase (decrease) in net assets resulting from operations	$(14,874)	$278	$23,515	$29,376
Per share data
Net investment income (loss)	$(0.15)	$(0.33)	$(0.41)	$0.69
Income tax (provision) benefit	0.03	1.51	(1.90)	—
Net realized gains (losses) on investments	(1.44)	(1.82)	0.02	0.31
Net change in unrealized appreciation on investments (1)	0.94	0.65	3.26	0.20
Net increase (decrease) in net assets resulting from operations	$(0.62)	$0.01	$0.97	$1.20
Distributions declared per share	$0.00	$0.00	$0.35	$1.00
Weighted average common shares outstanding
Basic	24,154,879	23,919,994	24,123,888	24,315,427
Diluted	24,154,879	24,053,307	24,173,020	24,391,959
Balance sheet data
Net investments	$595,402	$610,135	$652,278	$606,959
Total assets	616,710	635,522	689,377	689,050
Total funds borrowed	320,662	327,623	349,073	404,540
Total liabilities	344,273	348,363	403,281	410,962
Total shareholders’ equity	272,437	287,159	286,096	278,088
Managed balance sheet data (2)
Net investments	$1,386,136	$1,380,054	$1,517,592	$1,501,555
Total assets	1,479,826	1,565,889	1,605,435	1,631,118
Total funds borrowed	1,167,888	1,234,371	1,257,515	1,313,436
Total liabilities	1,207,389	1,278,730	1,319,340	1,353,030
Selected financial ratios and other data
Return on average assets (ROA) (3)
Net investment income (loss) after taxes	(2.08)%	(1.07)%	0.02%	2.59%
Net increase (decrease) in net assets resulting from operations	(9.55)	0.04	3.48	4.53
Return on average equity (ROE) (4)
Net investment income (loss) after taxes	(4.62)	(2.49)	0.04	6.08
Net increase (decrease) in net assets resulting from operations	(21.24)	0.10	8.49	10.61
Weighted average yield	2.70%	3.12%	4.17%	7.74%
Weighted average cost of funds	2.38	2.19	2.10	1.71
Net interest margin (5)	0.32	0.93	2.07	6.03
Noninterest income ratio (6)	0.01	0.02	0.07	0.06
Total expense ratio (7)	1.16	(1.37)	13.5	4.75
Operating expense ratio (8)	0.68	2.20	3.78	3.04
As a percentage of net investment portfolio
Medallion loans	27%	34%	41%	51%
Commercial loans	15	15	13	14
Investment in Medallion Bank and other controlled subsidiaries	56	49	45	26
Equity investments	2	2	1	1
Investment securities	—	—	—	8
Investments to assets (9)	97%	96%	95%	88%
Equity to assets (10)	44	45	42	40
Debt to equity (11)	118	114	122	145

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

(5)

Net interest margin represents net interest income for the year divided by average interest earning assets, and included interest recoveries and bonuses of $0 for the three months ended March 31, 2018, $0 in 2017, $0 in 2016, and $817 in 2015, and also included dividends from Medallion Bank and other controlled subsidiaries of $28 for the three months ended March 31, 2018, $1,278 in 2017, $3,000 in 2016, and $18,889 in 2015. On a managed basis, combined with Medallion Bank, the net interest margin was 6.96% for the three months ended March 31, 2018, and 6.99%, 6.77%, and 6.98% for 2017, 2016, and 2015.

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

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the years ended December 31, 2019, 2018, and 2017. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 18. Additionally, more information about our business activities can be found in “Business.”

GENERAL

We are a finance company whose strategic focus and growth in recent years has been through Medallion Bank (a wholly-owned subsidiary), which originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance small-scale home improvements.  Historically we have had a leading position in originating, acquiring, and servicing loans that finance taxi medallions and various types of commercial businesses.

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolios. As a result of our change in strategy, as of December 31, 2019, our consumer loans represented 84% of our net loan portfolio, with medallion loans representing 10% and commercial loans representing 6%. Total assets under management, which includes assets serviced for third party investors, were $1,660,000,000 as of December 31, 2019, and $1,522,000,000 as of December 31, 2018, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

Beginning in 2019, Medallion Bank began the process to build-out a strategic partnership program with financial technology, or fintech, companies. Although no partnerships have been finalized, Medallion Bank is actively exploring this opportunity with a number of fintech companies with a plan to begin operations in 2020.

On March 7, 2018, a majority of the Company’s shareholders authorized the Company’s board of directors to withdraw the Company’s election to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act, and we withdrew such election effective April 2, 2018. At that point, we were no longer a BDC or subject to the provisions of the 1940 Act applicable to BDCs. Historically, the composition of the Company’s assets caused it to meet the definition of an “investment company,” and the Company made a corresponding election to be treated as a BDC. Now that the Company has de-elected BDC status, it operates so as to fall outside the definition of an “investment company” or within an applicable exception.

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

Our wholly-owned subsidiary, Medallion Bank, or the Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions which originates consumer loans, raises deposits, and conducts other banking activities. The Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our taxi medallion and commercial loans to the Bank, which originated these loans, and have been serviced by Medallion Servicing Corp., or MSC. However, at this time the Bank is not originating any new medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of medallion loans that the Bank may finance to three times Tier 1 capital, although it is less than one times Tier 1 capital as of December 31, 2019. MSC earns referral and servicing fees for these activities.

The assets of Taxi Medallion Loan Trust III, or Trust III, are not available to pay obligations of its affiliates or any other party. Trust III’s loans are serviced by Medallion Funding LLC, or MFC. On November 8, 2018, a limited guaranty in favor of DZ Bank was terminated in exchange for a $1.4 million note, payable in quarterly installments over five years. As a result of such restructuring, effective as of such date, Trust III is no longer consolidated in our financial statements.

The current COVID-19 outbreak, its broad impact and preventive measures taken to contain or mitigate the outbreak have had, and are likely to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions, which, in turn, may increasingly have negative effects the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, demand for loans and other financial services products and consumer discretionary spending.  As a result of these or other consequences, the outbreak has adversely affected our business, results of operations and financial condition, likely materially. The effects of the outbreak on us could be exacerbated given that our business model is largely consumer and small business directed,  which are more severely affected by COVID-19, and the outbreak, and preventative measures taken to contain or mitigate the outbreak, have had and may increasingly have a significant negative effects on consumer discretionary spending. The extent to which the outbreak will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or mitigate the outbreak.  We have taken steps to operate through this crisis, for example, by having employees work remotely and negotiating with borrowers and lenders alike as to payment terms. See “Risk Factors -- The ongoing coronavirus pandemic and any other future outbreak of disease or similar public health threat could have a material adverse impact on our business, operating results and financial condition.”

CRITICAL ACCOUNTING POLICIES

We follow financial accounting and reporting policies that are in accordance with GAAP. Some of these significant accounting policies require management to make difficult, subjective or complex judgments. The policies noted below, however, are deemed to be our “critical accounting policies” under the definition given to this term by the SEC. According to the SEC, “critical accounting policies” mean those policies that are most important to the presentation of a company’s financial condition and results of operations, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Allowance for Loan Losses

In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a three-year look-back period for medallion loans and a one-year look-back period for recreation and home improvement loans, and uses historical loss experience and other projections for commercial loans. The allowance is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

All medallion loans that reach 90 days or more delinquent require a specific allowance for those loans, which is determined on an individual basis. We charge-off loans in the period that such loans are deemed uncollectible or when they reach 120 days delinquent regardless of whether the loan is a recreation, home improvement, or medallion loan.

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

Medallion Loan Collateral Valuation

Due to the low volume of market transfer activity as medallion values declined in recent years, the determination of taxi medallion collateral fair value has been derived quarterly for each jurisdiction taking into consideration recent market transfer activity, to the extent it is available, as well as a discounted cash flow model when trading activity alone was deemed insufficient or unreliable.  In general, recent market transfers published by each jurisdiction have been analyzed to derive the median transfer activity value.  However, depending on the circumstances, when analyzing transfer activity, transactions which management determined from available information not to be arms-length have been excluded from the calculation of the median transfer value.  When discounted cash flow models have been used, significant inputs typically include the discount rate, taxi fare/lease revenue, and associated expenses such as vehicle costs, fuel, credit card processing fees, repair costs, and insurance premiums. A higher discount rate, lower taxi fare/lease revenue and higher associated expenses would each produce a lower fair value.  At period end, the transfer activity and, if applicable, discounted cash flow values, are taken into consideration to arrive at a fair value of the medallion collateral in each jurisdiction.

Average Balances and Rates (Bank Holding Company Accounting)

The following table shows the Company’s consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the twelve months ended December 31, 2019 and nine months ended December 31, 2018.

	Twelve Months Ended December 31, 2019			Nine Months Ended December 31, 2018
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$36,444	$574	1.58%	$45,836	$508	1.47%
Investment securities	45,283	1,285	2.84	44,789	850	2.52
Loans
Recreation	646,425	99,463	15.39	579,440	68,870	15.78
Home improvement	209,842	19,943	9.50	187,570	12,799	9.06
Commercial	63,039	7,632	12.11	78,501	7,459	12.61
Medallion	127,109	3,665	2.88	234,476	6,317	3.58
Total loans	1,046,415	130,703	12.49	1,079,987	95,445	11.73
Total interest-earning assets	1,128,142	132,562	11.75	1,170,612	96,803	10.98
Non-interest-earning assets
Cash	30,494			12,131
Equity investments	9,560			10,665
Loan collateral in process of foreclosure (1)	51,924			56,397
Goodwill and intangible assets	204,063			210,441
Income tax receivable	771			—
Other assets	44,252			37,542
Total non-interest-earning assets	341,064			327,176
Total assets	$1,469,206			$1,497,788
Interest-bearing liabilities
Deposits	$916,416	22,521	2.46%	$891,588	14,230	2.12%
DZ loan	—	—	—	67,935	2,126	4.15
SBA debentures and borrowings	76,544	2,985	3.90	79,157	2,300	3.86
Notes payable to banks	45,506	2,069	4.55	67,732	2,305	4.52
Retail and privately placed notes	59,252	5,789	9.77	33,625	2,625	10.36
Preferred securities	33,000	1,522	4.61	33,000	1,111	4.47
Other borrowings	8,028	159	1.98	8,286	119	1.91
Total interest-bearing liabilities	1,138,746	35,045	3.08	1,181,323	24,816	2.79
Non-interest-bearing liabilities
Deferred tax liability	7,602			1,549
Other liabilities (2)	28,331			22,743
Total non-interest-bearing liabilities	35,933			24,292
Total liabilities	1,174,679			1,205,615
Non-controlling interest	31,450			27,318
Total stockholders’ equity	263,077			264,855
Total liabilities and stockholders’ equity	$1,469,206			$1,497,788
Net interest income		$97,517			$71,987
Net interest margin			8.64%			8.19%

(1)	Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by the Bank of $8,163 and $3,134 as of December 31, 2019 and 2018.
(2)	Includes deferred financing costs of $5,105 as of December 31, 2019.

During the twelve months ended December 31, 2019, our net loans yielded 12.49%, which was up 6% from 11.73% for the nine months ended December 31, 2018, mainly driven by the overall increase in the higher yielding recreation loan balance and the decrease in the lower yielding medallion loan balance. Interest bearing liabilities, mainly certificates of deposit, fund the growing consumer loan business, and as market rates have increased, so has the average cost of borrowing. In addition, we issued new privately placed notes during 2019 which also led to an increase in the cost of borrowings. In addition, due to the restructuring of the DZ loan in the fourth quarter of 2018, the overall borrowings declined.

Rate/Volume Analysis (Bank Holding Company Accounting)

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the twelve months ended December 31, 2019 and the nine months ended December 31, 2018.

	Twelve Months Ended December 31, 2019			Nine Months Ended December 31, 2018
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$(294)	$75	$(219)	$142	$18	$160
Investment securities	3	129	132	30	12	42
Loans
Recreation	10,531	(2,756)	7,775	2,089	(1,427)	662
Home improvement	2,558	487	3,045	28	160	188
Commercial	(1,933)	(850)	(2,783)	(153)	314	161
Medallion	(2,245)	(972)	(3,217)	(962)	(1,460)	(2,422)
Total loans	8,911	(4,091)	4,820	1,002	(2,413)	(1,411)
Total interest-earning assets	$8,620	$(3,887)	$4,733	$1,174	$(2,383)	$(1,209)
Interest-bearing liabilities
Deposits	$409	$2,913	$3,322	$218	$1,203	$1,421
DZ loan	(2,367)	—	(2,367)	(679)	(41)	(720)
SBA debentures and borrowings	(130)	32	(98)	32	(2)	30
Notes payable to banks	(979)	32	(947)	(190)	108	(82)
Retail and privately placed notes	2,464	(172)	2,292	—	(19)	(19)
Preferred securities	—	24	24	—	79	79
Other borrowings	1	(2)	(1)	2	4	6
Total interest-bearing liabilities	$(602)	$2,827	$2,225	$(617)	$1,332	$715
Net	$9,222	$(6,714)	$2,508	$1,791	$(3,715)	$(1,924)

During the twelve months ended December 31, 2019, interest income increased primarily due to the increase in our consumer loan portfolios even as the average rate decreased. Additionally, we saw a decline in our overall medallion portfolio as loans continued to age 90 days or more past due and be charged-off to loans in process of foreclosure. Interest expense increased for the twelve months primarily driven by the overall increase in borrowing rates.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, short-term credit facilities with banks, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The Bank issues brokered bank certificates of deposit, which are our lowest borrowing costs. The Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 7 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The following tables show the average borrowings and related borrowing costs for the years ended December 31, 2018 and 2017. Our average balances decreased during 2018, reflecting the contraction in the loan portfolios, mainly due to the deconsolidation of Trust III and the consumer loan sale in the third quarter of 2018. The increase in borrowing costs primarily reflected the repricing of term borrowings based upon the current market and increased deposit balances reflecting a lengthening of their maturity profile.

(Dollars in thousands)	Interest Expense	Average Balance	Average Borrowing Costs
December 31, 2018 (1)
Deposits	$14,230	$891,588	2.14%
DZ loan	2,928	81,256	3.60
SBA debentures and borrowings	3,049	79,016	3.86
Notes payable to banks	3,118	71,353	4.37
Retail notes	3,500	33,625	10.41
Preferred securities	1,423	33,000	4.31
Other borrowings	119	8,286	1.93
Total borrowings	$28,367	$1,198,124	2.37
December 31, 2017 (2)
DZ loan	$2,892	$102,894	2.81%
Notes payable to banks	3,164	84,219	3.76
SBA debentures and borrowings	3,099	80,284	3.86
Preferred securities	1,111	33,000	3.37
Retail notes	3,504	33,625	10.42
Total	$13,770	$334,022	4.12
Medallion Bank borrowings	13,869	913,072	1.52
Total managed borrowings	$27,639	$1,247,094	2.22

(1)	Balance includes the nine months ended December 31, 2018 under Bank Holding Company Accounting and three months ended March 31, 2018 under Investment Company Accounting.
(2)	Balances under Investment Company Accounting.

We will continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2019 and 2018, short-term adjustable rate debt constituted 4% and 6% of total debt.

Loans

The gross loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. During the twelve months ended December 31, 2019, there was continued growth in the consumer and commercial lending segments, which was partially offset by the continued shrinkage of the medallion portfolio.

Twelve Months Ended December 31, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	301,403	142,112	18,578	—	462,093
Principal payments	(146,873)	(76,157)	(13,553)	(15,070)	(251,653)
Charge-offs, net	(17,419)	(786)	(819)	(18,664)	(37,688)
Transfer to loans in process of foreclosure, net	(14,512)	—	—	(16,836)	(31,348)
Amortization of origination costs	(6,428)	1,561	34	(119)	(4,952)
Amortization of loan premium	(247)	(416)	—	(2,626)	(3,289)
FASB origination costs, net	10,370	(2,145)	610	141	8,976
Paid-in-kind interest	—	—	834	—	834
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$1,160,855

Provision and Allowance for Loan Loss (Bank Holding Company Accounting)

During the twelve months ended December 31, 2019, New York taxi medallion values decreased to a net realizable value of $167,000, from $181,000 at December 31, 2018, with the net realizable value of the taxi medallions in other markets declining slightly. In addition, loans continued to age 90 days or more or 120 days or more, and were reserved and charged-down to their collateral value. The allowance for loan loss rate for certain consumer loans was slightly increased as well. The provision also included $3,173,000 of a general reserve, for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses. This figure excludes the general reserve of $17,351,000 at the Bank, which was netted against loan balances at consolidation on April 2, 2018.

(Dollars in thousands)	Twelve Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Allowance for loan losses – beginning balance	$36,395	$—	(1)
Charge-offs
Recreation	(24,433)	(12,697)
Home improvement	(2,504)	(1,562)
Commercial	(819)	—
Medallion	(22,205)	(14,277)
Total charge-offs	(49,961)	(28,536)
Recoveries
Recreation	7,014	4,437
Home improvement	1,718	905
Commercial	—	4
Medallion	3,541	577
Total recoveries	12,273	5,923
Net charge-offs (2)	(37,688)	(22,613)
Provision for loan losses	47,386	59,008	(4)
Allowance for loan losses – ending balance (3)	$46,093	$36,395

(1)

Beginning balance reflects the transition to Bank Holding Company Accounting by netting previously established unrealized depreciation against the gross loan balances resulting in a starting point of zero for this table.

(2)	As of December 31, 2019, cumulative charge-offs of loans and loans in process of foreclosure in the medallion portfolio were $241,214, representing collection opportunities for the Company.

(3)

Includes $3,878 of a general reserve as of December 31, 2019, for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 9% of the total allowance, and 3.13% of the loans in question. This figure excludes $17,351 of a general reserve on loans at the Bank, much of which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded general reserve benefit of $2,230.

(4)	Includes $8,161 of a reversal of provision for loan losses related to the deconsolidation of Trust III in the 2018 fourth quarter.

The following tables set forth the allowance for loan losses by type as of December 31, 2019 and 2018.

December 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$18,075	39%	2.53%
Home improvement	2,608	6	1.05
Commercial	—	—	—
Medallion	25,410	55	19.48
Total	$46,093	100%	3.97%

December 31, 2018 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$6,856	19%	1.17%
Home improvement	1,796	5	0.98
Commercial	—	—	—
Medallion	27,743	76	15.11
Total	$36,395	100%	3.58%

As of December 31, 2019, there was an increase in the allowance for loan loss as related to the recreation loan portfolio as compared to December 31, 2018. This change was due to the significant increase in loans originated during the year, along with the impact of the sale in the 2018 third quarter leading to a reversal of prior allowances, and an increase in some allowance loss rates.

The following table sets forth the pre-tax changes in our unrealized appreciation (depreciation) on investments, for the three months ended March 31, 2018 and for the year ended December 31, 2017 under Investment Company Accounting.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2016	$(28,523)	$(1,378)	$152,750	$3,934	$584	$127,367
Net change in unrealized
Appreciation on investments	—	—	6,170	2,060	(821)	7,409
Depreciation on investments	(37,335)	(410)	—	(277)	(1,253)	(39,275)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(3,082)	—	(3,082)
Losses on investments	45,520	1,275	—	486	—	47,281
Balance December 31, 2017	(20,338)	(513)	158,920	3,121	(1,490)	139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	37,797
Depreciation on investments	(38,170)	18	—	—	(1,915)	(40,067)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	34,747	—	—	—	—	34,747
Balance March 31, 2018	$(23,761)	$(495)	$197,715	$2,123	$(3,405)	$172,177

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

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the collateral down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a recovery. Proceeds collected on charged-off accounts are recorded as recoveries. All collection, repossession, and recovery efforts are handled on behalf of the Bank by the servicer.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	Bank Holding Company Accounting				Investment Company Accounting
	December 31, 2019		December 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Recreation	$5,800	0.5%	$4,133	0.4%	N/A	N/A
Home improvement	184	0.0	135	0.0	N/A	N/A
Commercial	107	0.0	279	0.0	$749	0.2%
Medallion	2,572	0.2	16,678	1.7	59,701	18.7
Total loans 90 days or more past due	$8,663	0.7%	$21,225	2.1%	$60,450	18.9%
Total Medallion Bank loans (2)	N/A	N/A	N/A	N/A	$16,526	1.8%
Total managed loans 90 days or more past due	N/A	N/A	N/A	N/A	$76,976	6.2%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.
(2)	Includes medallion and consumer loans held at the Bank.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 190%, 220%, and 131% as December 31, 2019, 2018, and 2017.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loans in process of foreclosure. The following table shows the activity of loans in process of foreclosure for the twelve months ended December 31, 2019.

Twelve Months Ended December 31, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	14,512	16,836	31,348
Sales	(7,591)	(1,515)	(9,106)
Cash payments received	—	(7,697)	(7,697)
Collateral valuation adjustments	(6,948)	(4,381)	(11,329)
Loans in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711

The following table presents the credit-related information for the investment portfolios as of December 31, 2017 under Investment Company Accounting.

(Dollars in thousands)	December 31, 2017
Total loans
Medallion loans	$208,279
Commercial loans	90,188
Total loans	298,467
Investments in Medallion Bank and other controlled subsidiaries	302,147
Equity investments (1)	9,521
Investment securities	—
Net investments	$610,135
Net investments in Medallion Bank and other controlled subsidiaries	$908,297
Managed net investments	$1,380,054
Unrealized appreciation (depreciation) on investments
Medallion loans	$(20,338)
Commercial loans	(513)
Total loans	(20,851)
Investments in Medallion Bank and other controlled subsidiaries	158,920
Equity investments	3,121
Investment securities	—
Total unrealized appreciation on investments	$141,190
Net unrealized depreciation on investments at Medallion Bank and other controlled subsidiaries	$(63,785)
Managed total unrealized appreciation (depreciation) on investments	$77,405
Unrealized appreciation (depreciation) as a % of balances outstanding (2)
Medallion loans	(8.90)%
Commercial loans	(0.57)
Total loans	(6.53)
Investments in Medallion Bank and other controlled subsidiaries	110.96
Equity investments	48.77
Investment securities	—
Net investments	30.11
Net investments at Medallion Bank and other controlled subsidiaries	(6.64)%
Managed net investments	5.99%

(1)	Represents common stock, warrants, preferred stock, and limited partnership interests held as investments.
(2)

Unlike other lending institutions, we were not permitted to establish reserves for loan losses. Instead, the valuation of our portfolio was adjusted quarterly to reflect estimates of the current realizable value of the investment portfolio. These percentages represent the discount or premium that investments were carried on the books at, relative to their par or gross value.

The following table presents the gain/loss experience on the investment portfolio for the three months ended March 31, 2018 and for the year ended December 31, 2017 under Investment Company Accounting.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Realized gains (losses) on loans and equity investments
Medallion loans	$(34,747)	$(49,609)
Commercial loans	2	(1,412)
Total loans	(34,745)	(51,021)
Investments in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	—	7,277
Investment securities	—	—
Total realized losses on loans and equity investments	$(34,745)	$(43,744)
Net realized losses on investments at Medallion Bank and other controlled subsidiaries	$(23,073)	(43,256)

Total managed realized losses on loans and equity investments	$(57,818)	$(87,000)
Realized gains (losses) as a % of average balances outstanding
Medallion loans	(65.74)%	(17.76)%
Commercial loans	0.01	(1.71)
Total loans	(45.96)	(14.10)
Investments in Medallion Bank and other controlled subsidiaries	—	—
Equity investments	—	119.20
Investment securities	—	—
Net investments	(30.89)	(8.50)
Net investments at Medallion Bank and other controlled subsidiaries	(9.66)%	(4.19)%
Managed net investments	(18.22)%	(6.19)%

The following table sets forth the pre-tax changes in our unrealized and realized gains and losses in the investment portfolio for the three months ended March 31, 2018 and the year ended December 31, 2017 under Investment Company Accounting.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$(998)	$2,060
Unrealized depreciation	(38,152)	(38,022)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115	9,483
Realized gains	—	(3,082)
Realized losses	34,747	47,281
Net unrealized losses on investments other than securities and other assets	(1,915)	(2,075)
Total	$22,797	$15,645
Net realized gains (losses) on investments
Realized gains	$—	$3,082
Realized losses	(34,747)	(47,281)
Other gains	—	4,684
Direct recoveries (charge-offs)	2	(4,229)
Total	$(34,745)	$(43,744)

SEGMENT RESULTS

We manage our financial results under four operating segments and report like a bank holding company. The operating segments are recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments: RPAC and corporate and other investments. Prior to April 2, 2018, we operated as one segment. All results are for the twelve months ended December 31, 2019 and the nine months ended December 31, 2018.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 75% of our interest income for the twelve months ended December 31, 2019 and 71% for the nine months ended December 31, 2018. Recreation loans are secured primarily by RVs and boats, with RV loans making up 61% of the portfolio and boat loans making up 19% of the portfolio at the end of 2019, compared to 59% and 18% at the end of 2018. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 18%, 11%, and 10% of loans outstanding at December 31, 2019 and 2018 and with no other states over 10%.

During the twelve months ended December 31, 2019, the recreation portfolio continued to grow, leading to an increase in interest income and net income for the year, even as the allowance percentage and cost of borrowings increased. During the nine months ended December 31, 2018, the recreation segment grew and also included a third quarter sale of $55,979,000 of recreation loans for a gain of $3,093,000, included in non-interest income (expense).

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2019 and the nine months ended December 31, 2018.

(Dollars in thousands)	Twelve Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Selected Earnings Data
Total interest income	$99,463	$68,870
Total interest expense	13,304	6,986
Net interest income	86,159	61,884
Provision for loan losses	28,638	15,118
Net interest income after loss provision	57,521	46,766
Total non-interest income (expense), net	(23,490)	(14,242)
Net income before taxes	34,031	32,524
Income tax provision	(8,813)	(8,579)
Net income after taxes	$25,218	$23,945
Balance Sheet Data
Total loans, gross	$713,332	$587,038
Total loan allowance	18,075	6,856
Total loans, net	695,257	580,182
Total assets	707,377	590,746
Total borrowings	563,805	434,527
Selected Financial Ratios
Return on average assets	3.84%	5.48%
Return on average equity	17.19	22.60
Interest yield	15.39	15.78
Net interest margin	13.33	14.18
Reserve coverage	2.53	1.17
Delinquency status (1)	0.84	0.73
Charge-off%	2.69	1.89

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in swimming pools, roofs, windows, and solar panels at 23%, 21%, 14%, and 12% at December 31, 2019, as compared to 31%, 15%, 11% and 16% of total loans outstanding at December 31, 2018, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Ohio, and Florida at 12%, 11%, and 10% at December 31, 2019, as compared to 15%, 9%, and 11% of loans outstanding at December 31, 2018, and with no other states over 10%. In September 2018, we sold $44,909,000 of home improvement loans for a gain of $2,079,000, which is included in non-interest income (expense).

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2019 and the nine months ended December 31, 2018.

(Dollars in thousands)	Twelve Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Selected Earnings Data
Total interest income	$19,943	$12,799
Total interest expense	4,757	2,290
Net interest income	15,186	10,509
Provision for loan losses	1,598	2,453
Net interest income after loss provision	13,588	8,056
Total non-interest income (expense), net	(7,520)	(3,093)
Net income before taxes	6,068	4,963
Income tax provision	(1,572)	(1,319)
Net income after taxes	$4,496	$3,644
Balance Sheet Data
Total loans, gross	$247,324	$183,155
Total loan allowance	2,608	1,796
Total loans, net	244,716	181,359
Total assets	252,704	188,892
Total borrowings	201,605	143,815
Selected Financial Ratios
Return on average assets	2.20%	2.56%
Return on average equity	10.22	11.30
Interest yield	9.50	9.06
Net interest margin	7.24	7.44
Reserve coverage	1.05	0.98
Delinquency status (1)	0.07	0.07
Charge-off%	0.37	0.46

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 61% of which are located in the Midwest region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and professional, scientific, and technical services making up 63% and 13% of loans outstanding at December 31, 2019, and 48% and 14% at December 31, 2018.

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2019 and the nine months ended December 31, 2018. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been re-allocated to corporate and other investments for the periods presented.

(Dollars in thousands)	Twelve Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Selected Earnings Data
Total interest income	$7,183	$7,076
Total interest expense	2,833	1,502
Net interest income	4,350	5,574
Provision for loan losses	364	—
Net interest income after loss provision	3,986	5,574
Total non-interest income (expense), net	(1,149)	(1,824)
Net income before taxes	2,837	3,750
Income tax provision	(684)	(862)
Net income after taxes	$2,153	$2,888
Balance Sheet Data
Total loans, gross	$66,405	$59,973
Total loan allowance	—	—
Total loans, net	66,405	59,973
Total assets	84,924	93,807
Total borrowings	68,666	53,719
Selected Financial Ratios
Return on average assets	2.44%	4.27%
Return on average equity	12.21	9.43
Interest yield	11.39	14.25
Net interest margin	6.90	11.23
Reserve coverage(1)	0.00	0.00
Delinquency status (1) (2)	0.15	0.44
Charge-off% (3)	1.30	0.00

(1)	Ratio is based off of total commercial balances, and relates solely to the legacy commercial loans balances.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending business, and relates to the total loan business.

	December 31, 2019		December 31, 2018
Geographic Concentrations	Total Gross Loans	% of Market	Total Gross Loans	% of Market
Michigan	$10,331	16%	$—	0%
Minnesota	9,462	14	6,503	11
Illinois	9,359	14	5,392	9
North Carolina	5,250	8	2,001	3
California	4,997	8	4,983	8
New Jersey	4,924	7	2,650	5
Colorado	2,034	3	6,900	12
Delaware	—	—	5,460	9
Ohio	—	—	4,350	7
Oregon	2,000	3	4,245	7
Other (1)	18,048	27	17,489	29
Total	$66,405	100%	$59,973	100%

(1)	Includes seven other states, which were all under 7% as of December 31, 2019 and December 31, 2018.

Medallion Lending

The medallion lending segment operates mainly in the New York City, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services. During the twelve months ended December 31, 2019, we saw the taxi medallion values decline slightly in the New York City and Chicago markets, although we did see an improvement in collections. For the nine months ended December 31, 2018, we saw a leveling off in the medallion values in the New York City market, while in other markets there were declines in values. We continued to experience a decline in interest income due to loans aging 90 days or more and being placed on nonaccrual and by removing underperforming loans from the portfolio by transferring them to loan collateral in process of foreclosure with charge-offs to collateral value. During the 2018 fourth quarter, we deconsolidated Trust III, which resulted in a gain of $25,325,000, leading to an overall decline in medallion loans. All the loans are secured by the medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2019 and the nine months ended December 31, 2018.

(Dollars in thousands)	Twelve Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Selected Earnings Data
Total interest income	$3,665	$6,317
Total interest expense	7,962	10,125
Net interest loss	(4,297)	(3,808)
Provision for loan losses	16,331	41,437
Net interest loss after loss provision	(20,628)	(45,245)
Total non-interest income (expense), net	(10,493)	9,742
Net loss before taxes	(31,121)	(35,503)
Income tax benefit	7,596	7,938
Net loss after taxes	$(23,525)	$(27,565)
Balance Sheet Data
Total loans, gross	$130,432	$183,606
Total loan allowance	25,410	27,743
Total loans, net	105,022	155,863
Total assets	217,483	273,501
Total borrowings	176,825	294,465
Selected Financial Ratios
Return on average assets	(9.73)%	(10.13)%
Return on average equity	(48.49)	NM
Interest yield	2.88	3.58
Net interest margin	(3.38)	(2.16)
Reserve coverage	19.48	15.11
Delinquency status (1)	2.04	9.43
Charge-off%	14.68	7.76

(1)	Loans 90 days or more past due.

	December 31, 2019		December 31, 2018
Geographic Concentration	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$115,340	88%	$160,313	87%
Newark	14,316	11	18,455	10
Chicago	472	1	4,021	2
All Other	304	—	817	1
Total	$130,432	100%	$183,606	100%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winning activity over the ten month race season (February through November) during the year.

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2019 and the nine months ended December 31, 2018.

(Dollars in thousands)	Twelve Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Selected Earnings Data
Sponsorship, race winnings, and other income	$18,742	$14,368
Race and other expenses	15,938	18,597
Interest expense	159	121
Total expenses	16,097	18,718
Net income (loss) before taxes	2,645	(4,350)
Income tax (provision) benefit	(329)	1,108
Net income (loss) after taxes	$2,316	$(3,242)

Balance Sheet Data
Total assets	$31,538	$29,925
Total borrowings	7,794	7,649
Selected Financial Ratios
Return on average assets	7.28%	(11.69)%
Return on average equity	(96.37)%	NM

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, other assets, liabilities, revenues, and expenses not allocated to the operating segments. This segment also reflects the elimination of all intercompany activity among the consolidated entities.

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2019 and the nine months ended December 31, 2018.

(Dollars in thousands)	Twelve Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Selected Earnings Data
Interest income	$2,308	$1,741
Interest expense	6,030	3,792
Net interest loss	(3,722)	(2,051)
Total non-interest income (expense), net	(8,401)	(6,489)
Net loss before taxes	(12,123)	(8,540)
Income tax benefit	3,461	1,005
Net loss after taxes	$(8,662)	$(7,535)

Balance Sheet Data
Total loans, gross	$3,362	$4,110
Total loan allowance	-	-
Total loans, net	3,362	4,110
Total assets	$247,641	$204,975
Total borrowings	150,898	127,853
Selected Financial Ratios
Return on average assets	(3.71)%	(4.07)%
Return on average equity	(14.26)	(12.37)

Trends in Investment Portfolio under Investment Company Accounting

In 2017, our investment income was driven by the principal amount of and yields on our investment portfolio. To identify trends in the balances and yields, the following table illustrates our investments at fair value, grouped by medallion loans, commercial loans, equity investments, and investment securities, and also presents the portfolio information for the Bank, at the date indicated.

	December 31, 2017
(Dollars in thousands)	Interest Rate (1)	Investment Balances
Medallion loans
New York	4.23%	$167,226
Newark	5.34	21,935
Chicago	4.74	19,436
Boston	4.51	18,564
Cambridge	4.55	773
Other	7.95	482
Total medallion loans	4.41	228,416
Deferred loan acquisition costs		201
Unrealized depreciation on loans		(20,338)
Net medallion loans		$208,279
Commercial loans
Secured mezzanine	12.09%	$88,334
Other secured commercial	9.39	2,477
Total commercial loans	12.02	90,811
Deferred loan acquisition income		(110)
Unrealized depreciation on loans		(513)
Net commercial loans		$90,188
Investment in Medallion Bank and other controlled subsidiaries	0.83%	$143,227
Unrealized appreciation on subsidiary investments		158,920
Investment in Medallion Bank and other controlled subsidiaries, net		$302,147
Equity investments	0.00%	$6,400
Unrealized appreciation on equities		3,121
Net equity investments		$9,521
Investment securities	—%	$—
Unrealized depreciation on investment securities		—
Net investment securities		$—
Investments at cost (2)	4.73%	$468,854
Deferred loan acquisition costs		91
Unrealized appreciation on controlled subsidiaries, equity investments, and investment securities		162,041
Unrealized depreciation on loans		(20,851)
Net investments		$610,135
Medallion Bank investments
Consumer loans	15.02%	$693,289
Medallion loans	4.30	222,252
Commercial loans	2.28	1,598
Investment securities	2.40	43,582
Medallion Bank investments at cost (2)	11.94	960,721
Deferred loan acquisition costs		11,097
Unrealized depreciation on investment securities		(368)
Premiums paid on purchased securities		265
Unrealized depreciation on loans		(63,417)
Medallion Bank net investments		$908,298

(1)	Represents the weighted average interest or dividend rate of the respective portfolio as of the date indicated.
(2)	The weighted average interest rate for the entire managed loan portfolio (medallion, commercial, and consumer loans) was 10.89% at December 31, 2017.

Portfolio Summary (Investment Company Accounting)

Total Portfolio Yield

The weighted average yield (which is calculated by dividing the aggregate yield of each investment in the portfolio by the aggregate portfolio balance and does not include expenses and sales load for any offering) of the total managed portfolio under Investment Company Accounting at March 31, 2018 was 10.96%, an increase of 35 basis points from 10.61% at December 31, 2017.

Medallion Loan Portfolio

Our managed medallion loans of $318,864,000 comprised 23% of the net managed portfolio of $1,386,136,000 at March 31, 2018, compared to 28% of the net managed portfolio of $1,380,054,000 at December 31, 2017. The medallion loan portfolio decreased by $69,137,000 or 18% on a managed basis from December 31, 2017 to March 31, 2018 primarily reflecting increased realized and unrealized losses and net amortization of loan principal, especially in the New York, Boston, and Chicago markets.

The weighted average yield of the managed medallion loan portfolio at March 31, 2018 was 4.42%, an increase of 6 basis points from 4.36% at December 31, 2017. The fluctuation in yield primarily reflected the repricing of the existing portfolio to current market interest rates. At March 31, 2018, 15% of the managed medallion loan portfolio represented loans outside New York, compared to 19% at December 31, 2017.

Commercial Loan Portfolio

Our commercial loans represented 7% of the net managed investment portfolio as of March 31, 2018 and December 31, 2017. Commercial loans increased by $4,986,000 or 5% on a managed basis from December 31, 2017 to March 31, 2018 primarily reflecting the growth in the mezzanine loan portfolio.

The weighted average yield of the managed commercial loan portfolio at March 31, 2018 was 11.76%, a decrease of 9 basis points from 11.85% at December 31, 2017. The decreases primarily reflected the recent lower rates on certain of the mezzanine loans.

Consumer Loan Portfolio

Medallion Bank originates fixed rate consumer loans secured by recreational vehicles, boats, trailers, and home improvements located in all 50 states. Our managed consumer loans represented 52% and 49% of the managed net investment portfolio as of March 31, 2018 and December 31, 2017.

The weighted average gross yield of the managed consumer loan portfolio was 14.86% at March 31, 2018, compared to 15.02% at December 31, 2017. The change in yield primarily reflects the changes in the loans originated.

Investment in Medallion Bank and Other Controlled Subsidiaries

As an investment company prior to April 2, 2018, our investment in the Bank was previously subject to quarterly assessments of fair value. We conducted a thorough valuation analysis, and determined whether any factors gave rise to a valuation different than recorded book value, including various regulatory restrictions that were established at the Bank’s inception, by the FDIC and State of Utah, and also by additional marketplace restrictions, such as the ability to transfer industrial bank charters. Because of these restrictions and other factors, our board of directors had previously determined that the Bank had little value beyond its recorded book value. As a result of this valuation process, we had previously used the Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, we first became aware of external interest in the Bank and its portfolio assets at values in excess of their book value. Expression of interest in the Bank from both investment bankers and interested parties has continued. We incorporated these new factors in the Bank’s fair value analysis and the board of directors determined that the Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that we believe heightens the interest of marketplace lenders to acquire or merge with Utah industrial banks. We also engaged a valuation specialist to assist the board of directors in its determination of the Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in the 2018 first quarter.

Consolidated Results of Operations

For the Twelve Months Ended December 31, 2019 Compared to the Nine Months Ended December 31, 2018 under Bank Holding Company Accounting

Net loss attributable to stockholders was $1,762,000 or $0.07 per diluted common share for the twelve months ended December 31, 2019, compared to a net loss of $10,172,000 or $0.42 per diluted common share for the nine months ended December 31, 2018.

Total interest income was $132,562,000 for the twelve months ended December 31, 2019, compared to $96,803,000 for the nine months ended December 31, 2018. Interest income reflected the continued growth in the consumer lending segments partly offset by the contraction in the lower yielding medallion lending segment. The yield on interest earning assets was 11.75% for the twelve months ended December 31, 2019, an improvement from 10.98% for the nine months ended December 31, 2018. Average interest earning assets were $1,128,479,000 for the twelve months ended December 31, 2019, a decline from $1,170,612,000 for the nine months ended December 31, 2018.

Loans before allowance for loan losses were $1,160,855,000 as of December 31, 2019, comprised of recreation ($713,332,000), home improvement ($247,324,000), medallion ($130,432,000), and commercial ($69,767,000) loans. The Company had an allowance for loan losses as of December 31, 2019 of $46,093,000, which was attributable to medallion (55%), recreation (39%), and home improvement (6%) loans. As of December 31, 2018, loans before allowance for loan loss were $1,017,882,000, which were comprised of recreation ($587,038,000), home improvement ($183,155,000), medallion ($183,606,000), and commercial ($64,083,000) loans. The Company had an allowance for loan losses as of December 31, 2018 of $36,395,000, which was attributable to the medallion (76%), recreation (19%), and home improvement (5%) loan portfolios. Loans increased $142,973,000, or 14%, from the prior year end primarily due to $462,093,000 of loan originations mostly in the consumer segments, offset partly by principal payments, transfer to loans in process of foreclosure, and net charge-offs. The provision for loan losses was $47,386,000 for the twelve months ended December 31, 2019, compared to $59,008,000 for the nine months ended December 31, 2018. The improvement was reflective of lower net charge-offs on the medallion portfolio, along with taxi medallion values remaining relatively consistent during 2019. The charge off ratios on the loan portfolio increased to 3.60% for the twelve months ended December 31, 2019 compared to 2.73% for the nine months ended December 31, 2018, driven by the recreation segment. See Note 4 for additional information on loans and the allowance for loan losses.

Interest expense was $35,045,000 for the twelve months ended December 31, 2019, compared to $24,816,000 for the nine months ended December 31, 2018.  The average cost of borrowed funds was 3.08%, compared to 2.79%, mainly driven by new borrowings at higher rates and the roll off of lower cost borrowings. Average debt outstanding was $1,138,746,000 for the twelve months ended December 31, 2019, compared to $1,181,323,000 for the nine months ended December 31, 2018. See page 42 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $97,517,000 for the twelve months ended December 31, 2019, compared to $71,987,000 for the nine months ended December 31, 2018, and the net interest margin was 8.64%, compared to 8.19%, reflecting the above.

Noninterest income, which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income was $20,387,000 for the twelve months ended December 31, 2019, compared to $41,946,000 for the nine months ended December 31, 2018. The decrease was primarily driven by the one-time gain on the deconsolidation of Trust III of $25,325,000 in the prior year.

Operating expenses were $68,181,000 for the twelve months ended December 31, 2019, compared to $62,081,000 for the nine months December 31, 2018. Salaries and benefits expense was $24,971,000 for the twelve months ended December 31, 2019 compared to $19,357,000 for the nine months ended December 31, 2018, professional fees were $7,402,000 for the twelve months ended December 31, 2019, compared to $8,609,000 for the nine months ended December 31, 2018, primarily reflecting legal costs for a variety of corporate and investment-related matters, and collections costs were $6,638,000 for the twelve months ended December 31, 2019, compared to $5,207,000 for the nine months ended December 31, 2018. The remaining expenses for the twelve months ended December 31, 2019 included race team costs of $8,996,000, loan servicing costs of $5,253,000, primarily reflecting costs of servicing the recreation and home improvement consumer loans, and occupancy and other expenses of $14,921,000, whereas for the nine months ended December 31, 2018, race team costs were $7,121,000, loan servicing costs were $3,470,000, and occupancy and other operating expenses were $18,317,000, which included the impairment on goodwill of $5,615,000.

Total income tax expense was $341,000 for the twelve months ended December 31, 2019, compared to $709,000 for the nine months ended December 31, 2018. The current year tax expense included $891,000 due to changes in effective state income tax rates, partly offset by $380,000, $640,000 and $309,000 of benefit due to the revaluation of the net operating losses, changes in state income tax accruals and income attributable to non-controlling interest. See Note 9 for more information.

Loan collateral in process of foreclosure was $52,711,000 at December 31, 2019, an increase from $49,495,000 at December 31, 2018, reflecting $31,348,000 of net loans transferred, partly offset by sales, cash payments, and valuation adjustments incurred during the current year.

Goodwill and intangible assets were $203,339,000 at December 31, 2019, down from $204,785,000 at December 31, 2018, reflecting the amortization of the intangible assets during 2019. See Note 2 for further information regarding goodwill and intangible assets.

2018 First Quarter under Investment Company Accounting

Net decrease in net assets resulting from operations was $14,874,000 or $0.62 per diluted common share in the 2018 first quarter, primarily reflecting an increase in net realized/unrealized losses on the investment portfolio, increased operating expenses, and higher income taxes. Net investment loss after income taxes was $3,230,000 or $0.13 per share in the 2018 first quarter.

Investment income was $4,033,000 in the 2018 first quarter, and included $1,643,000 of interest reversals related to nonaccrual loans in 2018. The yield on the investment portfolio was 2.69% in the 2018 first quarter.

Interest expense was $3,551,000 in the 2018 first quarter. The increase in interest expense was primarily due to increased borrowing costs. The cost of borrowed funds was 4.44% in 2018 reflecting the continuing increase in market interest rates. Average debt outstanding was $324,322,000 for the 2018 first quarter, primarily reflecting decreased borrowings required to fund the contracting loan portfolio.

Net interest income was $482,000 and the net interest margin was 0.32% for the 2018 first quarter.

Noninterest income, which was comprised of prepayment fees, servicing fee income, late charges, and other miscellaneous income, was $60,000 in the 2018 quarter primarily reflecting the reversal of a previously earned management fee due from a portfolio company in the 2017 first quarter.

Operating expenses were $4,108,000 in the 2018 first quarter. Salaries and benefits expense was $2,349,000 in the 2018 first quarter, primarily due to executive and employee bonus accruals. Professional fees were $723,000 in the 2018 first quarter, primarily reflecting higher legal expenses for a variety of corporate and investment-related matters. Occupancy and other operating expenses of $1,036,000 in the 2018 first quarter primarily reflected higher road or miscellaneous taxes, collection costs related to the medallion loan portfolios and directors’ fees.

Total income tax benefit was $640,000 in the 2018 first quarter, and was comprised of three components, a $336,000 benefit related to the net investment loss, an $8,426,000 benefit related to realized losses, and a provision of $8,122,000 related to net unrealized gains on investments.

Net change in unrealized appreciation (depreciation) on investments before income tax was appreciation of $22,797,000 in the 2018 first quarter. Net change in unrealized appreciation other than the portion related to the Bank and the other controlled subsidiaries, was depreciation of $6,318,000 in the 2018 first quarter, resulting in decreased depreciation of $2,205,000 and related almost entirely to the medallion portfolio. Unrealized appreciation (depreciation) arises when we made valuation adjustments to the investment portfolio. When investments were sold or written off, any resulting realized gain (loss) was grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2018 first quarter activity resulted from net appreciation on the Bank and other controlled subsidiaries of $29,115,000 and by reversals of unrealized depreciation on loans which were charged-off of $34,747,000, partially offset by unrealized depreciation on loans and other investments of $40,067,000 mainly due to the continued decline of the taxi medallion values.

Our net realized losses on investments before taxes were $34,745,000 in the 2018 first quarter. The 2018 first quarter activity reflected the realized losses in the loan portfolio.

Our net realized/unrealized loss on investments before income taxes was $11,948,000 in the 2018 first quarter, reflecting the above.

For the Years Ended December 31, 2017 and 2016 under Investment Company Accounting

Net increase in net assets resulting from operations was $278,000 or $0.01 per diluted common share in 2017, down $23,237,000 or 99% from $23,515,000 or $0.97 per share in 2016, primarily reflecting an increase in net realized/unrealized losses on the investment portfolio and lower net interest income, partially offset by an increased income tax benefit and lower operating expenses. Net investment loss after income taxes was $7,121,000 or $0.30 per share in 2017, down $7,240,000 from income of $119,000 or less than $0.01 per share in 2016.

Investment income was $19,624,000 in 2017, down $5,464,000 or 22% from $25,088,000 in 2016, and included in 2017 and 2016 were $1,278,000 and $3,000,000 in dividends from the Bank and other controlled subsidiaries. The decrease was also due to $5,514,000 of interest forgone in 2017, compared to $2,634,000 in 2016. The yield on the investment portfolio was 3.12% in 2017, down 25% from was 4.17% in 2016. Excluding the dividends, the 2017 yield was down 20% to 2.92% from 3.67% in 2016, reflecting the above. Average investments outstanding were $629,089,000 in 2017, up 4% from $602,349,000 in 2016 primarily reflecting growth in the commercial portfolio and subsidiary investments.

Medallion loans were $208,279,000 at December 31, 2017, down $58,537,000 or 22% from $266,816,000 at December 31, 2016, representing 34% of the investment portfolio, compared to 41% at 2016, and were yielding 4.41% compared to 4.01% at 2016. The decrease in outstandings was primarily concentrated in the New York and Chicago markets, although all markets declined, and was primarily attributable to realized losses recognized and net amortization of loan principal. The managed medallion portfolio, which includes loans at Medallion Bank and those serviced for third parties, was $414,350,000 at 2017, down $139,089,000 or 25% from $553,439,000 at 2016, reflecting the above, and realized losses taken and principal amortization at Medallion Bank. The commercial loan portfolio was $90,188,000 at 2017, compared to $83,634,000 at 2016, an increase of $6,554,000 or 8%, and represented 15% of the investment portfolio compared to 13% at 2016. The increase was primarily attributable to increases in the secured mezzanine portfolio, partially offset by decreases in other secured commercial loans. Commercial loans yielded 12.02% at 2017, down 8% from 13.05% at 2016, reflecting lower yields on certain recent loans. The net managed commercial loan portfolio, which includes loans at the Bank and those serviced for or by third parties, was $92,530,000 at 2017, up $4,686,000 or 5% from $87,844,000 at 2016, reflecting the above. Investments in Medallion Bank and other controlled subsidiaries were $302,147,000 at 2017, up $8,787,000 or 3% from $293,360,000 at 2016, primarily reflecting the appreciation and equity in the earnings of the Bank other portfolio company investments, capital contributions made, dividends paid, portfolio sales, and the net valuation adjustment, and which represented 49% of the investment portfolio at the end of 2017 and 45% in 2016, and which yielded 0.83% at 2017, compared to 2.13% at 2016, primarily reflecting reduced dividends from Medallion Bank. Equity investments were $9,521,000 at 2017, up $1,053,000 or 12% from $8,468,000 at 2016, primarily reflecting increase in investments held, and which represented 2% of the investment portfolio at the end of 2017 and 1% at the end of 2016, and had a dividend yield of 0% in both years.

Interest expense was $13,770,000 in 2017, up $1,132,000 or 9% from $12,638,000 in 2016. The increase in interest expense was primarily due to increased borrowing costs on floating rate borrowings. The cost of borrowed funds was 4.12% in 2017, compared to 3.32% at 2016, an increase of 24%, reflecting the increases in market interest rates. Average debt outstanding was $334,022,000 in 2017, compared to $380,305,000 at 2016, down 12%, primarily reflecting decreased borrowings required to fund the contracting medallion loan portfolio.

Net interest income was $5,854,000 and the net interest margin was 0.93% in 2017, down $6,596,000 or 53% from $12,450,000 at 2016, which represented a net interest margin of 2.07%, all reflecting the items discussed above.

Noninterest income, which is comprised of prepayment fees, management fees, servicing fee income, late charges, and other miscellaneous income was $107,000 in 2017, down $301,000 or 74% from $408,000 in 2016, primarily reflecting lower management and other fees generated from the portfolios.

Operating expenses were $13,810,000 in 2017, down $8,976,000 or 39% from $22,786,000 in 2016 which included a $5,099,000 goodwill write off. Salaries and benefits expense was $7,508,000 in 2017, down $4,262,000 or 36% from $11,770,000 in 2016, primarily due to a reduction in bonus costs recorded in the current period and lower salary expenses due to the sale of its asset-based lending division in 2016. Professional fees were $2,619,000 in 2017, up $272,000 or 12% from $2,347,000 at 2016, primarily reflecting higher legal and other professional fee expenses for a variety of corporate and investment-related matters. Occupancy expense was $1,069,000 in 2017, up $103,000 or 11% from $966,000 in 2016, primarily reflecting annual increases in rent expense at various locations. Other operating expenses of $2,614,000 in 2017 were up $10,000 from $2,604,000 in 2016 reflecting decreased travel and entertainment expenses, directors’ fees, miscellaneous taxes and reduced expense reimbursements, partially offset by increases in collection and other expenses.

Income tax benefit was $36,226,000 in 2017 compared to income tax expense of $45,900,000 in 2016, a change of $82,126,000. Total taxes were comprised of three components, a $728,000 benefit related net investment loss compared to $10,047,000 in 2016, benefits related to realized losses and unrealized appreciation on investments of $15,955,000 and $19,543,000, compared to provisions of $384,000 and $55,563,000 in 2016. The tax benefit recorded in 2017 reflected the $17,279,000 adjustment to implement the change in US tax law rates on the net tax liabilities.

Net change in unrealized appreciation on investments was $15,645,000 in 2017, compared to $78,886,000 in 2016, a decrease in appreciation of $63,241,000. Net change in unrealized appreciation other than the portion related to Medallion Bank and the other controlled subsidiaries, was appreciation of $6,162,000 in 2017 compared to a depreciation of $51,235,000 in 2016, resulting in increased appreciation of $57,397,000 in 2017. Unrealized appreciation (depreciation) arises when we make valuation adjustments to the investment portfolio. When investments are sold or written off, any resulting realized gain (loss) is grossed up to reflect previously recorded unrealized components. As a result, movement between periods can appear distorted. The 2017 activity resulted from a net appreciation on the Bank and other controlled subsidiaries of $9,483,000, reversals of unrealized depreciation associated with charged-off loans of $46,795,000, partially offset by unrealized depreciation on loans of $37,745,000, the reversal of unrealized appreciation on investments that were exited with a realized gain of $3,082,000, unrealized depreciation on investments other than securities and other assets of $2,075,000, and net unrealized appreciation on equity investments of $2,269,000. The 2016 activity resulted from net appreciation on the Bank and other controlled subsidiaries of $130,121,000 and by reversals of unrealized depreciation associated with charged-off loans of $3,486,000, partially offset by unrealized depreciation on loans of $27,710,000, investments other than securities of $28,372,000, and net unrealized appreciation on investment securities of $1,367,000. The net appreciation on the Bank and other controlled subsidiaries described above is net of the dividends declared by them to us of $1,278,000 in 2017 and $3,000,000 in 2016.

Our net realized losses on investments were $43,744,000 in 2017 compared to gains of $457,000 in 2016, an increase in realized losses of $44,201,000 in 2017. The 2017 activity reflected the reversals described in the unrealized paragraph above, other gain on the liquidation of other investment securities of $4,684,000, and net loan charge-offs of $4,715,000, inclusive of losses on equity investments. The 2016 activity reflected the reversals described in the paragraph above, and other net loan charge-offs of $224,000, partially offset by gains of $2,111,000 from the sale of investment securities and $2,057,000 from the sale of the asset-based lending portfolio.

Our net realized/unrealized gains on investments were $7,399,000 in 2017, compared to $23,396,000 in 2016, a decrease of $15,997,000 or 68% of net gains in 2017, reflecting the above.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of consumer, commercial, and medallion loans, and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of bank certificates of deposit, credit facilities and borrowings with banks and other lenders, and SBA debentures and borrowings).

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

The effect of changes in interest rates is mitigated by regular turnover of the portfolios. Based on past experience, we anticipate that approximately 40% of the medallion loan portfolio will mature or be prepaid each year. We believe that the average life of our loan portfolios varies to some extent as a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment because the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. Conversely, borrowers are less likely to prepay in a rising interest rate environment. However, borrowers may prepay for a variety of other reasons, such as to monetize increases in the underlying collateral values.

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures and borrowings of $71,746,000 with a weighted average interest rate of 3.42%, constituting 6% of our total indebtedness, $36,000,000 of privately placed notes, with a weighted average interest rate of 8.25%, constituting 3% of total indebtedness, and retail notes of $33,625,000, with a weighted average interest rate of 9.00%, constituting 3% of total indebtedness as of December 31, 2019. Also, as of December 31, 2019, certain of the certificates of deposit were for terms of up to 57 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at December 31, 2019. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

December 31, 2019 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$50,237	$—	$—	$—	$—	$—	$—	$50,237
Adjustable rate	20,464	5,129	14,026	13,185	59	—	28	52,891
Fixed-rate	36,817	41,286	46,986	72,282	70,735	55,252	808,809	1,132,167
Cash	17,700	—	—	—	—	—	—	17,700
Total earning assets	$125,218	$46,415	$61,012	$85,467	$70,794	$55,252	$808,837	$1,252,995
Interest bearing liabilities
Deposits	$312,993	$223,865	$211,605	$118,740	$87,042	$—	$—	$954,245
SBA debentures and borrowings	20,746	8,500	—	5,000	5,000	14,000	18,500	71,746
Retail and privately placed notes	—	33,625	—	—	36,000	—	—	69,625
Notes payable to banks	10,709	21,354	—	—	1,120	—	—	33,183
Preferred securities	33,000	—	—	—	—	—	—	33,000
Other borrowings	7,794	—	—	—	—	—	—	7,794
Total liabilities	$385,242	$287,344	$211,605	$123,740	$129,162	$14,000	$18,500	$1,169,593
Interest rate gap	$(260,024)	$(240,929)	$(150,593)	$(38,273)	$(58,368)	$41,252	$790,337	$83,402
Cumulative interest rate gap (2)	$(260,024)	$(500,953)	$(651,546)	$(689,819)	$(748,187)	$(706,935)	$83,402	$—
December 31, 2018	$(232,323)	$(409,272)	$(563,100)	$(638,264)	$(600,146)	$(554,335)	$59,833	$—
December 31, 2017 (3)	$(172,208)	$(324,049)	$(361,494)	$(425,785)	$(411,672)	$(379,286)	$168,501	$—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (21%), as of December 31, 2019.
(2)	Adjusted for the medallion loan 40% prepayment assumption results in a cumulative one year negative interest rate gap and related ratio of $220,472 or 18% at December 31, 2019.
(3)	Represents the cumulative rate gap on a combined basis with the Bank for the year noted.

Our interest rate sensitive assets were $1,252,995,000 and interest rate sensitive liabilities were $1,169,593,000 at December 31, 2019. The one-year cumulative interest rate gap was a negative $260,024,000 or 21% of interest rate sensitive assets. However, using our estimated 40% prepayment/refinancing rate for medallion loans to adjust the interest rate gap resulted in a negative gap of $220,472,000 or 18% at December 31, 2019. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. Additionally, we had $3,000,000 of unfunded commitments from the SBA as of December 31, 2019.

Additionally, the Bank has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. The Bank has $45,000,000 available under fed funds lines with several commercial banks. In addition, the Bank can retain earnings in its business to fund future growth.

In December 2019, the Bank closed an initial public offering of $46,000,000 aggregate liquidation amount, yielding net proceeds of $42,485,000, of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F. Dividends are payable quarterly from the date of issuance to, but excluding April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to a benchmark rate (which is expected to be three-month Secured Overnight Financing Rate, or SOFR) plus a spread of 6.46% per annum.

In March 2019, we completed a private placement to certain institutional investors of $30,000,000 aggregate principal amount of 8.25% unsecured senior notes due 2024, with interest payable semiannually. A follow-on offering of these notes in the 2019 third quarter raised an additional $6,000,000.

The components of our debt were as follows at December 31, 2019, exclusive of deferred financing costs of $5,105,000. See Note 7 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits	$954,245	81%	2.35%
SBA debentures and borrowings	71,746	6	3.42
Retail and privately placed notes	69,625	6	8.61
Notes payable to banks	33,183	3	4.11
Preferred securities	33,000	3	4.01
Other borrowings	7,794	1	2.00
Total outstanding debt	$1,169,593	100%	2.89%

(1)	Weighted average contractual rate as of December 31, 2019.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2019.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Deposits	$312,993	$223,865	$211,605	$118,740	$87,042	$—	$954,245
SBA debentures and borrowings	20,746	8,500	—	5,000	5,000	32,500	71,746
Retail and privately placed notes	—	33,625	—	—	36,000	—	69,625
Notes payable to banks	9,683	22,940	280	280	—	—	33,183
Preferred securities	—	—	—	—	—	33,000	33,000
Other borrowings	7,794	—	—	—	—	—	7,794
Operating lease obligations	2,570	2,473	2,411	2,356	2,373	5,962	18,145
Total	$353,786	$291,403	$214,296	$126,376	$130,415	$71,462	$1,187,738

(1)Total debt is exclusive of deferred financing costs of $5,105.

Most of our borrowing relationships have maturity dates during 2020 through 2021. We have been in active and ongoing discussions with each of these lenders and, to date, have extended each of the facilities as they matured. We have arranged for changes to the terms of the notes and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future.

On July 16, 2019, we paid $10,819,000 at maturity in satisfaction of all our outstanding obligations under one of our credit facilities. In connection with this payment, we obtained a waiver from one of our other lenders, with a term note of $2,422,000, of certain resulting repayment and other obligations, which waiver expires on April 1, 2020.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2019 by $780,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been ($1,116,000) at December 31, 2019. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2019. See Note 7 to the consolidated financial statements for additional information about each credit facility.

	Bank Holding Company Accounting
(Dollars in thousands)	Medallion Financial Corp.		MB	MFC	MCI	FSVC	RPAC and Other	December 31, 2019(1)	December 31, 2018
Cash	$4,477	(2)	$50,136	$553	$11,250	$346	$1,059	$67,821	$57,713
Brokered CDs & other funds borrowed			954,245				—	954,245	848,040
Average interest rate	—		2.35%	—	—	—	—	2.35%	2.14%
Maturity	—		1/20-9/24	—	—	—	—	1/20-9/24	1/19-07/23
SBA debentures and borrowings	—		—	—	54,000	20,746	—	74,746	83,099
Amounts undisbursed	—		—	—	3,000	—	—	3,000	3,000
Amounts outstanding	—		—	—	51,000	20,746	—	71,746	80,099
Average interest rate	—		—	—	3.49%	3.25%	—	3.42%	3.40%
Maturity	—		—	—	3/21-3/29	2/20	—	2/20-3/29	2/20-3/29
Retail and privately placed notes	69,625		—	—	—	—	—	69,625	33,625
Average interest rate	8.61%							8.61%	9.00%
Maturity	4/21-3/24							4/21-3/24	4/21
Bank loans	21,135		—	12,048	—	—	—	33,183	59,615
Average interest rate	4.43%		—	3.55%	—	—	—	4.11%	4.55%
Maturity	9/20-3/21		—	2/21-12/23	—	—	—	9/20-12/23	3/19-12/23
Preferred securities	33,000		—	—	—	—	—	33,000	33,000
Average interest rate	4.01%		—	—	—	—	—	4.01%	4.86%
Maturity	9/37		—	—	—	—	—	9/37	9/37
Other borrowings	—		—	—	—	—	7,794	7,794	7,649
Average interest rate	—		—	—	—	—	2.00%	2.00%	2.00%
Maturity	—		—	—	—	—	3/20-12/20	3/20-12/20	12/19-3/20
Total cash	$4,477		$50,136	$553	$11,250	$346	$1,059	$67,821	$57,713
Total debt outstanding	$123,760		$954,245	$12,048	$51,000	$20,746	$7,794	$1,169,593	$1,062,028

(1)	Total debt is exclusive of deferred financing costs of $5,105.
(2)	Includes $2,970 of an interest reserve associated with the 2019 private placement, which can be used for no other purpose for three years.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We also generate liquidity through deposits generated at the Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, however, given current market conditions, we cannot assure you that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable, or we may be required to dispose of assets when we would not otherwise do so, at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

Recently Issued Accounting Standards

In March 2020, the FASB issues ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The objective of this is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR). The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. We do not believe this will have a material impact on our financial condition.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes, or Topic 740,: Simplifying the Accounting for Income Taxes.” The objective of this update is to simplify the accounting for income taxes by removing certain exceptions to the general principles and improve consistent application of and simplify other areas of Topic 740. The amendments in this update are effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. We do not believe this update will have a material impact on our financial condition.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement, or Topic 820,: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value.” The objective of this update is to modify the disclosure requirements as they relate to the fair value of assets and liabilities. The amendments in this update are effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. We do not believe this update will have a material impact on our financial condition.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other, or Topic 350,: Simplifying the Test for Goodwill Impairment.” The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. We do not believe this update will have a material impact on our financial condition.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses, or Topic 326,: Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In October 2019, the FASB voted to defer implementation of the standard for smaller reporting companies, such as us, to fiscal years beginning after December 15, 2022. We are assessing the impact the update will have on our financial statements, and expect the update to have an impact on our accounting for estimated credit losses on our loans.

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

In addition, the illiquidity of portions of our loan portfolio and investments may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of our portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net interest income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2019 by $780,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been ($1,116,000) at December 31, 2019. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15 (A) (1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2019 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2019 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2019, and selected financial ratios and other data (see note 17) for each of the three years in the three-year period ended December 31, 2017 of the Company, and our report dated March 30, 2020 expressed an unqualified opinion.

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

March 30, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2020 for our fiscal year 2020 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2020 for our fiscal year 2020 Annual Meeting of Shareholders under the captions “Corporate Governance,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2020 for our fiscal year 2020 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2020 for our fiscal year 2020 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2020 for our fiscal year 2020 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

4.8

Amendment No. 4 to Note, dated and effective as of March 14, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 15, 2019 (File No. 001-37747) and incorporated by reference herein.

4.9

Amendment No. 5 to Note, dated and effective as of March 27, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2019 (File No. 001-37747) and incorporated by reference herein.

4.10

Amendment No. 6 to Note, dated and effective as of January 30, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 3, 2020 (File No. 001-37747) and incorporated by reference herein.

4.11	Amendment No. 7 to Note, dated and effective as of March 27, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed herewith.
4.12

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 26, 2019 (File No. 011-37747) and incorporated by reference herein.

10.1

First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No.  814-00188) and incorporated by reference herein.*

Number	Description
10.2

Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2017 (File No.  814-00188) and incorporated by reference herein.*

10.3

Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.4

First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No.  814-00188) and incorporated by reference herein.*

10.5

Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April  27, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 3, 2017 (File No.  814-00188) and incorporated by reference herein.*

10.6

Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.7

Employment Agreement, dated June 27, 2016, between Donald Poulton, Medallion Financial Corp. and Medallion Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2016 (File No. 814-00188) and incorporated by reference herein.*

10.8

Letter Agreement, dated March 7, 2017, by and between Medallion Financial Corp. and Larry D. Hall. Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.9

2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.10

First Amended and Restated 2006 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 3 to Form 40-APP filed on June 18, 2012 (File No. 812-13666) and incorporated by reference herein.*

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

10.17

Agreement of Lease, dated July 3, 2002, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.18

Amendment of Lease Agreement, dated October 29, 2004, by and between B-LINE Holdings, L.C. and Medallion Bank.  Filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

Number	Description
10.19

Assignment of Lease, dated July 6, 2006, by and between Medallion Bank and Zerop Medical, LLC, and consented and agreed to by B-LINE Holdings, L.C. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.20

Second Amendment of Lease Agreement, dated January 9, 2007, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.21

Third Amendment of Lease Agreement, dated October 31, 2007, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.22

Third Amendment of Lease Agreement, dated November 15, 2011, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.23

Fourth Amendment of Lease Agreement, dated November 21, 2011, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.24

Fifth Amendment of Lease Agreement, dated November 26, 2012, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.25

Sixth Amendment of Lease Agreement, dated January 26, 2017, by and between Investment Property Group, LLC, as successor-in-interest to B-LINE Holdings, L.C., and Medallion Bank. Filed as Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.26

Seventh Amendment of Lease Agreement, dated May 10, 2017, by and between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.27

Eighth Amendment of Lease Agreement, dated March 28, 2018, by and between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.28

Letter from Mountain High Real Estate Advisors, Inc. to Medallion Bank, dated July 23, 2018, regarding 8th Amendment Lease Commencement. Filed as Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.29

Ninth Amendment to Agreement of Lease, dated August 19, 2019, by and between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2019 (File No. 001-37747) and incorporated by reference herein.

10.30

Commitment Letter, dated March 30, 2016, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on April 7, 2016. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2016 (filed No. 814-00188) and incorporated by reference herein.

10.31

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

Number	Description
10.34

Loan Agreement, effective as of January 25, 2017, by and among U.S. Small Business Administration, Freshstart Venture Capital Corp. and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2017 (File No. 814-00188) and incorporated by reference herein.

10.35

Amendment No. 1 to Loan Agreement, dated as of October 20, 2017, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2017 (File No. 814-00188) and incorporated by reference herein.

10.36

Amendment No. 2 to Loan Agreement, dated and effective as of January  31, 2018, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2018 (File No. 814-00188) and incorporated by reference herein.

10.37

Amendment No. 3 to Loan Agreement, dated and effective as of January  31, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2019 (File No. 001-37747) and incorporated by reference herein.

10.38

Amendment No. 4 to Loan Agreement, dated and effective as of February 15, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2019 (File No. 001-37747) and incorporated by reference herein.

10.39

Amendment No. 5 to Loan Agreement, dated and effective as of March 14, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019 (File No. 001-37747) and incorporated by reference herein.

10.40

Amendment No. 6 to Loan Agreement, dated and effective as of March 27, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2019 (File No. 001-37747) and incorporated by reference herein.

10.41

Amendment No. 7 to Loan Agreement, dated and effective as of January 30, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2020 (File No. 001-37747) and incorporated by reference herein.

10.42	Amendment No. 8 to Loan Agreement, dated and effective as of March 27, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed herewith.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of Mazars USA LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	March 30, 2020

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
Alvin Murstein

/s/ Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020
Larry D. Hall

/s/ Andrew M. Murstein	President and Director	March 30, 2020
Andrew M. Murstein

/s/ Henry L. Aaron	Director	March 30, 2020
Henry L. Aaron

/s/ John Everets	Director	March 30, 2020
John Everets

/s/ Frederick A. Menowitz	Director	March 30, 2020
Frederick A. Menowitz

/s/ David L. Rudnick.	Director	March 30, 2020
David L. Rudnick

/s/ Allan J. Tanenbaum	Director	March 30, 2020
Allan J. Tanenbaum

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on the Consolidated Financial Statements and Selected Financial Ratios and Other Data

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2019 and the related notes to the financial statements and the selected financial ratios and other data (see note 17) for each of the three years in the three-year period ended December 31, 2017 (collectively referred to as the “consolidated financial statements and selected financial ratios and other data”) . In our opinion, the consolidated financial statements and selected financial ratios and other data present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in stockholders’ equity and net assets, and cash flows for each of the three years in the three-year period ended December 31, 2019, and the selected financial ratios and other data for each of the three years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

New York, New York

March 30, 2020

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	December 31, 2019	December 31, 2018
Assets
Cash (1)	$17,700	$23,842
Federal funds sold	50,121	33,871
Equity investments	10,079	9,197
Investment securities	48,998	45,324
Loans	1,160,855	1,017,882
Allowance for loan losses	(46,093)	(36,395)
Net loans receivable	1,114,762	981,487
Accrued interest receivable	8,662	7,413
Property, equipment, and right-of-use lease asset, net	14,375	1,222
Loan collateral in process of foreclosure (2)	52,711	49,495
Goodwill	150,803	150,803
Intangible assets, net	52,536	53,982
Income tax receivable	1,516	—
Other assets	19,404	25,210
Total assets	$1,541,667	$1,381,846
Liabilities
Accounts payable and accrued expenses (3)	$16,234	$18,789
Accrued interest payable	4,398	3,852
Deposits (4)	951,651	848,040
Short-term borrowings	38,223	55,178
Deferred tax liabilities (5)	9,341	6,973
Operating lease liabilities	12,738	—
Long-term debt (6)	174,614	158,810
Total liabilities	1,207,199	1,091,642
Commitments and contingencies (7)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 27,597,802 shares at December 31, 2019 and 27,385,600 shares at December 31, 2018 issued)	276	274
Additional paid in capital	275,511	274,292
Treasury stock (2,951,243 shares at December 31, 2019 and December 31, 2018)	(24,919)	(24,919)
Accumulated other comprehensive income (loss)	999	(82)
Retained earnings	11,281	13,043
Total stockholders’ equity	263,148	262,608
Non-controlling interest in consolidated subsidiaries	71,320	27,596
Total equity	334,468	290,204
Total liabilities and equity	$1,541,667	$1,381,846
Number of shares outstanding	24,646,559	24,434,357
Book value per share	$10.68	$10.75

(1)	Includes restricted cash of $2,970 as of December 31, 2019.
(2)

Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by Medallion Bank of $8,163 and $3,134 as of December 31, 2019 and 2018.

(3)	Includes the short-term portion of lease liabilities of $2,085 as of December 31, 2019. Refer to Note 8 for more details.
(4)	Includes $2,594 of deferred financing costs as of December 31, 2019. Refer to Note 7 for more details.
(5)	Includes $1,812 of income tax receivable as of December 31, 2018. Refer to Note 9 for more details.
(6)	Includes $2,511 of deferred financing costs as of December 31, 2019. Refer to Note 7 for more details.
(7)	Refer to Note 13 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Bank Holding Company Accounting	Combined (1)	Investment Company Accounting
	For the Years Ended
(Dollars in thousands, except share and per share data)	December 31, 2019	December 31, 2018	December 31, 2017
Interest and fees on loans	$130,167	$95,080	$—
Interest and dividends on investment securities	2,225	1,644	—
Medallion lease income	170	133	198
Interest income on investments	—	3,287	14,564
Dividend income from controlled subsidiaries	—	28	1,278
Interest income from affiliated investments	—	654	2,541
Interest income from controlled subsidiaries	—	10	165
Dividends and interest income on short-term investments	—	0	878
Total interest income (2)/total investment income (2)	132,562	100,836	19,624
Interest on deposits	22,521	14,230	—
Interest on short-term borrowings	3,242	4,441	—
Interest on long-term debt	9,282	6,145	—
Interest expense	—	3,551	13,770
Total interest expense (3)	35,045	28,367	13,770
Net interest income/net investment income	97,517	72,469	5,854
Provision for loan losses	47,386	59,008	—
Net interest income after provision for loan losses	50,131	13,461	5,854
Other income (loss)
Gain on deconsolidation of Trust III	—	25,325	—
Sponsorship and race winnings, net	18,742	14,368	—
Gain on the extinguishment of debt	4,145	—	—
Gain on sale of loans	—	4,946	—
Writedown of loan collateral in process of foreclosure	(4,381)	(2,188)	—
Impairment of equity investments	—	(939)	—
Other income	1,881	494	107
Total other income, net	20,387	42,006	107
Other expenses
Salaries and employee benefits	24,971	21,706	7,508
Race team related expenses	8,996	7,121	—
Professional fees	7,402	9,332	2,619
Collection costs	6,638	5,207	316
Loan servicing fees	5,253	3,470	—
Rent expense	2,419	2,040	1,069
Regulatory fees	1,722	1,703	—
Amortization of intangible assets	1,446	1,083	—
Travel, meals, and entertainment	1,138	1,448	750
Intangible asset impairment	—	5,615	—
Other expenses (4)	8,196	7,464	1,548
Total other expenses (5)	68,181	66,189	13,810
Income (loss) before income taxes/net investment loss before taxes (5)	2,337	(10,722)	(7,849)
Income tax (provision) benefit	(341)	(373)	728
Net income (loss) after taxes/net investment income (loss) after taxes	1,996	(11,095)	(7,121)
Net realized losses on investments (6)	—	(34,745)	(43,744)
Income tax benefit	—	8,426	15,955
Total net realized losses on investments	—	(26,319)	(27,789)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	29,115	9,483
Net change in unrealized depreciation on investments other than securities	—	(1,915)	(2,060)
Net change in unrealized appreciation (depreciation) on investments	—	(4,403)	8,222
Income tax (provision) benefit	—	(8,122)	19,543
Net unrealized appreciation on investments	—	14,675	35,188
Net realized/unrealized gains (losses) on investments	—	(11,644)	7,399
Net income (loss) after taxes/net increase (decrease) on net assets resulting from operations	1,996	(22,739)	278
Less: income attributable to the non-controlling interest	3,758	2,307	—
Total net income (loss) attributable to Medallion Financial Corp./net increase (decrease) on net assets resulting from operations	$(1,762)	$(25,046)	$278
Basic net income (loss) per share	$(0.07)	$(1.03)	$0.01
Diluted net income (loss) per share	$(0.07)	$(1.03)	$0.01
Distributions declared per share	$—	$—	$—
Weighted average common shares outstanding
Basic	24,342,979	24,214,978	23,919,994
Diluted	24,342,979	24,214,978	24,053,307

(1)	Balance includes the nine months ended December 31, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

(2)	Included in interest and investment income is $834, $1,869 and $2,268 of paid in kind interest for the years ended December 31, 2019, 2018, and 2017.
(3)	Average borrowings outstanding were $1,138,746, $1,198,124, and $334,022, and the related average borrowing costs were 3.08%, 2.37%, and 4.12% for the years ended December 31, 2019, 2018, and 2017.
(4)	See Note 16 for the components of other expenses for the three months ended March 31, 2018 and the year ended December 31, 2017.
(5)	Includes $256 and $870 of net revenues received from Medallion Bank for the years ended December 31, 2018 and 2017, primarily for expense reimbursements. See Notes 6 and 14 for additional information.
(6)	There were no net losses on investment securities of affiliated issuers for the years ended December 31, 2018 and 2017.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Bank Holding Company Accounting	Combined (1)	Investment Company Accounting
	For the Years Ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Net income (loss) after taxes/net increase (decrease) on net assets resulting from operations	$1,996	$(22,739)	$278
Other comprehensive income (loss), net of tax	1,081	(82)	—
Total comprehensive income (loss)	3,077	(22,821)	278
Less: comprehensive income attributable to the non-controlling interest	3,758	2,307	—
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$(681)	$(25,128)	$278

(1)	Balance includes the nine months ended December 31, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND CHANGES IN NET ASSETS

	Bank Holding Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2018	27,385,600	$274	$—	$274,292	(2,951,243)	$(24,919)	$13,043	$(82)	$262,608	$27,596	$290,204
Net income (loss)	—	—	—	—	—	—	(1,762)	—	(1,762)	3,758	1,996
Non-controlling interest equity raised by Medallion Bank (1)	—	—	—	—	—	—	—	—	—	42,485	42,485
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,519)	(2,519)
Stock-based compensation	—	2	—	1,219	—	—	—	—	1,221	—	1,221
Issuance of restricted stock, net	216,148	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(3,946)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	1,081	1,081	—	1,081
Balance at December 31, 2019	27,597,802	$276	$-	$275,511	(2,951,243)	$(24,919)	$11,281	$999	$263,148	$71,320	$334,468

(1)	Refer to Note 21 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

	Bank Holding & Investment Company Accounting						Investment Company Accounting		Bank Holding Company Accounting			Bank Holding & Investment Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Accumulated Undistributed Net Investment Loss	Net Unrealized Appreciation on Investments, Net of tax	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2017	27,294,327	$273	$—	$273,716	(2,951,243)	$(24,919)	$(65,592)	$103,681	$—	$—	$287,159	$—	$287,159
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	—	(38,299)	23,425	—	—	(14,874)	—	(14,874)
Stock-based compensation expense	—	1	—	151	—	—	—	—	—	—	152	—	152
Issuance of restricted stock, net	95,726	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	(103,891)	127,106	—	—	272,437	—	272,437
Adoption of Bank Holding Company Accounting	—	—	—	—	—	—	103,891	(127,106)	23,215	—	—	—	—
Balance at April 2, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	—	—	23,215	—	272,437	27,065	299,502
Net loss	—	—	—	—	—	—	—	—	(10,172)	—	(10,172)	2,307	(7,865)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(1,776)	(1,776)
Stock-based compensation	—	—	—	425	—	—	—	—	—	—	425	—	425
Issuance of restricted stock, net	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(4,453)	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	—	—	—	(82)	(82)	—	(82)
Balance at December 31, 2018	27,385,600	$274	$—	$274,292	(2,951,243)	$(24,919)	$—	$—	$13,043	$(82)	$262,608	$27,596	$290,204

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

Investment Company Accounting
(Dollars in thousands, except per share data)	Year Ended December 31, 2017
Net investment loss after income taxes	$(7,121)
Net realized losses on investments, net of tax	(27,789)
Net unrealized appreciation on investments, net of tax	35,188
Net increase in net assets resulting from operations	278
Investment income, net	—
Return of capital	—
Realized gains from investment transactions, net	—
Distributions to shareholders (1)	—
Stock-based compensation expense	785
Exercise of stock options	—
Treasury stock acquired	—
Capital share transactions	785
Total increase in net assets	1,063
Net assets at the beginning of the period	286,096
Net assets at the end of the period (2)	$287,159
Capital share activity
Common stock issued, beginning of period	26,976,064
Exercise of stock options	—
Issuance of restricted stock, net	318,263
Common stock issued, end of period	27,294,327
Treasury stock, beginning of period	(2,951,243)
Treasury stock acquired	—
Treasury stock, end of period	(2,951,243)
Common stock outstanding	24,343,084

(1)	Distributions declared were $0.00 per share for the year ended December 31, 2017.
(2)	Includes $0 of undistributed net investment income and $0 of undistributed net realized gains on investments, and $0 of capital loss carryforwards at December 31, 2017.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Bank Holding Company Accounting	Combined (1)	Investment Company Accounting
	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)/net increase in net assets resulting from operations	$1,996	$(22,739)	$278
Adjustments to reconcile net loss/net increase in net assets resulting from operations to net cash provided by operating activities:
Provision for loan losses	47,386	59,008	—
Paid-in-kind interest	(834)	(1,869)	(2,268)
Depreciation and amortization	7,499	5,564	1,019
Amortization of origination fees, net	4,952	3,132	68
(Decrease) increase in deferred and other tax liabilities, net	853	13,637	(33,364)
Net change in loan collateral in process of foreclosure	11,838	9,926	—
Net realized gains on sale of investments	(1,820)	(5,921)	—
Net change in unrealized (appreciation) depreciation on investments	1,734	6,457	(8,222)
Stock-based compensation expense	1,221	576	785
Gain on deconsolidation of Trust III	—	(25,325)	—
Gain on extinguishment of debt	(4,145)	—	—
Intangible asset impairment	—	5,615	—
(Increase) decrease in accrued interest receivable	(1,249)	797	222
Decrease in other assets	2,838	1,309	122
Decrease in accounts payable and accrued expenses	(8,024)	(675)	(907)
Increase in accrued interest payable	690	139	949
Loans originated	—	(8,193)	(29,131)
Proceeds from principal receipts, sales, and maturities of loans	—	13,279	46,755
Capital returned by Medallion Bank and other controlled subsidiaries, net	—	93	696
Net change in unrealized depreciation on investment other than securities	—	1,915	2,060
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	(29,115)	(9,483)
Net realized losses on investments	—	34,745	43,744
Increase in other liabilities	—	4,196	—
Net cash provided by operating activities	64,935	66,551	13,323
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(471,069)	(333,740)	—
Proceeds from principal receipts, sales, and maturities of loans	251,653	302,409	—
Purchases of investments	(10,507)	(10,376)	—
Proceeds from principal receipts, sales, and maturities of investments	7,119	6,417	—
Proceeds from the sale of loan collateral in process of foreclosure	16,294	11,593	—
Net cash used for investing activities	(206,510)	(23,697)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	525,842	364,139	—
Repayments of time deposits and funds borrowed	(414,277)	(389,951)	(21,450)
Purchase of federal funds	4,000	8,000	—
Repayments of federal funds	(4,000)	(8,000)	—
Non-controlling interest equity raised by Medallion Bank	42,485	—	—
Distributions to non-controlling interests	(2,367)	(1,776)	—
Payments of declared distributions	—	(66)	(145)
Net cash provided by (used for) financing activities	151,683	(27,654)	(21,595)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,108	15,200	(8,272)
Cash and cash equivalents, beginning of period (2)	57,713	42,513	20,962
Cash and cash equivalents, end of period (3)	$67,821	$57,713	$12,690
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$32,008	$25,102	$11,897
Cash paid during the period for income taxes	310	85	62
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure	$31,348	$32,125	$-

(1)	Balance includes the nine months ended December 31, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

(2)

Included in the beginning balance for the year ended December 31, 2018 was $29,923 of cash, cash equivalents, and federal funds sold as a result of the consolidation of previously unconsolidated subsidiaries and excludes $100 of cash held by the Company on deposit with the Bank.

(3)	Includes federal funds sold at December 31, 2019 and 2018.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxi medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. Subsequent to its formation, the Bank began originating consumer loans to finance the purchases of recreational vehicles, or RVs, boats, and other related items, and to finance small scale home improvements. The Company also conducts business through Medallion Funding LLC, or MFC, a Small Business Investment Company, or SBIC, which originates and services taxi medallion and commercial loans.

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or MCI, an SBIC which conducts a mezzanine financing business, and Freshstart Venture Capital Corp., or FSVC, an SBIC that originated and services medallion and commercial loans. MFC, MCI, and FSVC, as SBICs, are regulated by the Small Business Administration, or SBA. MCI and FSVC are financed in part by the SBA.

The Company has a controlling ownership stake in Medallion Motorsports, LLC, the primary owner of RPAC Racing, LLC, or RPAC, a professional car racing team that competes in the Monster Energy NASCAR Cup Series, which is also consolidated with the Company.

The Company formed a wholly-owned subsidiary, Medallion Servicing Corporation, or MSC, to provide loan services to the Bank. The Company has assigned all of its loan servicing rights for the Bank, which consists of servicing medallion loans originated by the Bank, to MSC, which bills and collects the related service fee income from the Bank, and is allocated and charged by the Company for MSC’s share of these servicing costs.

Taxi Medallion Loan Trust III, or Trust III, was established for the purpose of owning medallion loans originated by MFC or others. Trust III is a variable interest entity, or VIE, and MFC was the primary beneficiary until the 2018 fourth quarter. As a result, the Company consolidated Trust III in its financial results until consummation of a restructuring in the 2018 fourth quarter. For a discussion of the restructuring, see Note 23. Trust III is a separate legal and corporate entity with its own creditors which, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,083,000 at December 31, 2019, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, or together, Medallion Chicago, purchased $8,689,000 of City of Chicago taxi medallions out of foreclosure, some of which are leased to fleet operators. The 159 medallions are carried at a net realizable value of $3,091,000 in other assets on the Company’s consolidated balance sheet at December 31, 2019 compared to a net realizable value of $4,305,000 at December 31, 2018.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change to Bank Holding Company Accounting

Effective April 2, 2018, the Company withdrew its previous election to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. Prior to such time, the Company was a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act. Accordingly, commencing with the three months ended June 30, 2018, the Company (which now consolidates the results of the Bank and its other subsidiaries) reports in accordance with Bank Holding Company Accounting; periods prior to such change in status are reported in accordance with Investment Company Accounting. Significant accounting policies that differ between such periods are described in more detail below.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and controlled subsidiaries commencing with the three months ended June 30, 2018. All significant intercompany transactions, balances, and profits (losses) have been eliminated in consolidation. As a result of the Company’s election to withdraw from being regulated as a BDC under the 1940 Act, effective April 2, 2018, the Bank and various other Company subsidiaries were not consolidated with the Company prior to the three months ended June 30, 2018. See Note 6 for the presentation of financial information for the Bank and other controlled subsidiaries for such prior periods.

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

Fair Value of Assets and Liabilities

The Company follows the Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 19 and 20 to the consolidated financial statements.

Equity Investments

Equity investments of $10,079,000 and $9,197,000 at December 31, 2019 and 2018, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost and are evaluated for impairment periodically. Prior to April 2, 2018, equity investments were recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of investments that had no ready market were determined in good faith by the Board of Directors, based upon the financial condition and operating performance of the underlying investee companies as well as general market trends for businesses in the same industry.

Investment Securities (Bank Holding Company Accounting)

The Company follows FASB ASC Topic 320, Investments–Debt and Equity Securities, or ASC 320, which requires that all applicable investments in equity securities with readily determinable fair values, and debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time to time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $248,000 and $154,000 at December 31, 2019 and 2018, and $79,000  was amortized to interest income for the year ended December 31, 2019, and $80,000 was amortized to interest income for the nine months ended December 31, 2018. The Bank, a previously unconsolidated subsidiary under Investment Company Accounting prior to April 2, 2018, amortized $21,000 and $81,000 to interest income for the three months ended March 31, 2018 and for year ended December 31, 2017. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholder’s equity, which were recorded net of the income tax effect, will be reversed.

Other Investment Valuation (Investment Company Accounting)

Prior to April 2, 2018, under the 1940 Act, the Company’s investment in the Bank, as a wholly owned portfolio investment, was subject to quarterly assessments of fair value. The Company conducted a thorough valuation analysis, and also received an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of the Bank on at least an annual basis. The Company’s analysis included factors such as various regulatory restrictions that were established at the Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that the Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used the Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, the Company first became aware of external interest in the Bank and its portfolio assets at values in excess of their book value. Expression of interest in the Bank from both investment bankers and interested parties has continued. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that the Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightened the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of the Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in the 2018 first quarter. Refer to Note 6 for additional details.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2019 and 2018, net loan origination costs were $17,839,000 and $14,416,000. The majority of these loan origination costs were capitalized into the loan balances on April 2, 2018 in connection with the change in reporting status. Net amortization to income for the years ended December 31, 2019, 2018 and 2017 was $4,952,000, $3,128,000 ($3,993,000 when combined with the Bank), and $68,000 ($3,581,000 when combined with the Bank).

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as a recovery. Total loans 90 days or more past due were $8,663,000 at December 31, 2019, or 0.76% of the total loan portfolio, compared to $21,225,000, or 2.14% at December 31, 2018.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concessions to the borrower for other than an insignificant period of time that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance, and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans. Beginning in 2019, all consumer loans which are party to a Chapter 13 bankruptcy are immediately classified as TDRs. The Company’s policy with regard to bankrupt loans is take an immediate 40% write down of the loan balance.

Loan collateral in process of foreclosure primarily includes medallion loans that have reached 120 days past due and have been charged down to their net realizable value, in addition to consumer repossessed collateral in the process of being sold. The medallion loan component reflects that the collection activities on the loans have transitioned from working with the borrower to the liquidation of the collateral securing the loans.

The Company had $28,833,000 and $40,500,000 of net loans pledged as collateral under borrowing arrangements at December 31, 2019 and 2018.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $113,581,000 and $140,180,000 at December 31, 2019 and 2018. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, which relates to servicing assets held by MFC (related to the remaining assets in Trust III) and the Bank, and determined that no material servicing asset or liability existed as of December 31, 2019 and 2018. The Company assigned its servicing rights of the Bank’s portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from the Bank by MSC.

Allowance for Loan Losses (Bank Holding Company Accounting)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at, and for medallion loans, nonperforming loans are valued at the median sales price over the most recent quarter, and performing medallion loans are reserved utilizing historical loss ratios over a three year lookback period. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result, reserves of $3,173,000 were recorded by the Company as a general reserve on medallion loans as an additional buffer against future losses, not including the Bank general reserve of $17,351,000 which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded a general reserve benefit of $2,230,000. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

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

Under Investment Company Accounting, the Company recognized unrealized appreciation (depreciation) on investments as the amount by which the fair value estimated by the Company is greater (less) than the cost basis of the investment portfolio. Realized gains or losses on investments were generated through sales of investments, foreclosure on specific collateral, and writeoffs of loans or assets acquired in satisfaction of loans, net of recoveries. Refer to Note 5 for additional details.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of December 31, 2019 and 2018, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $52,536,000 and $53,982,000, and the Company recognized $1,446,000 and $1,083,000 of amortization expense on the intangible assets for the twelve months ended December 31, 2019 and 2018. Additionally, loan portfolio premiums of $12,387,000 were determined as of April 2, 2018, of which $5,758,000 and $9,048,000 were outstanding at December 31, 2019 and 2018, and of which $3,289,000 and $3,339,000 were amortized to interest income for the twelve months ended December 31, 2019 and 2018. The Company engaged an expert to assess the goodwill and intangibles for impairment at December 31, 2019 and 2018, who concluded there was no impairment on the Bank and there was impairment on the RPAC intangible asset of $5,615,000, which was recorded in the 2018 fourth quarter.

The table below shows the details of the intangible assets of the dates presented.

(Dollars in thousands)	December 31, 2019	December 31, 2018
Brand-related intellectual property	$20,075	$21,176
Home improvement contractor relationships	6,296	6,641
Race organization	26,165	26,165
Total intangible assets	$52,536	$53,982

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $418,000, $422,000, and $94,000 ($232,000 had the Bank been consolidated) for the years ended December 31, 2019, 2018, and 2017.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $2,348,000, $1,864,000, and $925,000 ($2,255,000 had the Bank been consolidated) for the years ended December 31, 2019, 2018, and 2017, recorded as interest expense. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the Company’s balance sheet for all of these purposes were $5,105,000 and $4,461,000 at December 31, 2019 and 2018.

Income Taxes

Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes, or ASC 740. Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating losses, capital losses and any tax credit carryforwards. A valuation allowance is provided against a deferred tax asset when it is more likely than not that some or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance for deferred tax assets is needed. Items considered in determining our valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences. Under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The Company recognizes tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. The Company records income tax related interest and penalties, if applicable, within current income tax expense.

Sponsorship and Race Winnings

The Company accounts for sponsorship and race winnings revenue under FASB ASC Topic 606, Revenue from Contracts with Customers. Sponsorship revenue is recognized when the Company’s performance obligations are completed in accordance with the contract terms of the sponsorship contract. Race winnings revenue is recognized after each race during the season based upon terms provided by NASCAR and the placement of the driver.

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

	Years Ended December 31,
(Dollars in thousands, except share and per share)	2019	2018	2017
Net income (loss)/net increase in net assets resulting from operations available to common stockholders	$(1,762)	$(25,046)	$278
Weighted average common shares outstanding applicable to basic EPS	24,342,979	24,214,978	23,919,994
Effect of dilutive stock options	—	—	439
Effect of restricted stock grants	—	—	132,874
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,342,979	24,214,978	24,053,307
Basic income (loss) per share	$(0.07)	$(1.03)	$0.01
Diluted income (loss) per share	(0.07)	(1.03)	0.01

Potentially dilutive common shares excluded from the above calculations aggregated 462,180, 100,000, and 366,245 shares as of December 31, 2019, 2018, and 2017.

Stock Compensation

The Company follows FASB ASC Topic 718, or ASC 718, Compensation – Stock Compensation, for its equity incentive, stock option, and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options are reflected in net increase in net income/net assets resulting from operations for any new grants using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock are reflected in net income/net increase net assets resulting from operations for any new grants using the grant date fair value of the shares granted, expensed over the vesting period of the underlying stock.

During 2019, 2018, and 2017, the Company issued 216,148, 101,010, and 327,251 restricted shares of stock-based compensation awards, issued 449,450, 39,000, and 29,666 shares of other stock-based compensation awards, and issued 26,040, 0, and 0 of restricted share units of stock based compensation awards, and recognized $1,221,000, $576,000, and $785,000, or $0.05, $0.02, and $0.03, per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2019, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $1,797,000, which is expected to be recognized over the next 17 quarters (see Note 10).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of December 31, 2019, the Bank’s Tier 1 leverage ratio was 19.35%. The Bank’s actual capital amounts and ratios and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-Capitalized	December 31, 2019	December 31, 2018
Common Equity Tier 1 capital	—	—	$158,187	$141,608
Tier 1 capital	—	—	226,975	167,911
Total capital	—	—	241,842	180,917
Average assets	—	—	1,172,866	1,059,461
Risk-weighted assets	—	—	1,144,337	993,374
Leverage ratio (1)	4.0%	5.0%	19.4%	15.8%
Common Equity Tier 1 capital ratio (2)	7.0	6.5	13.8	14.3
Tier 1 capital ratio (3)	8.5	8.0	19.8	16.9
Total capital ratio (3)	10.5	10.0	21.1	18.2

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of December 31, 2018 reflect the 75% phase-in of the capital conservation buffer of 2.5%, and the minimum risk-based ratios as of December 31, 2019 reflect the capital conservation buffer of 2.5%. The “well-capitalized” requirements were the binding requirements for risk-based capital ratios as of December 31, 2018 because of the transitional provisions then applicable to the capital conservation buffer and were the binding requirements for Tier 1 leverage capital as of both December 31, 2019 and December 31, 2018.

Recently Issued Accounting Standards

In March 2020, the FASB issues ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The objective of this is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR). The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not believe this will have a material impact on its financial condition.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes, or Topic 740,: Simplifying the Accounting for Income Taxes.” The objective of this update is to simplify the accounting for income taxes by removing certain exceptions to the general principles and improve consistent application of and simplify other areas of Topic 740. The amendments in this update are effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial condition.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement, or Topic 820,: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value.” The objective of this update is to modify the disclosure requirements as they relate to the fair value of assets and liabilities. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial condition.

In January 2017, the FASB issued ASU 2017-04 “Intangibles—Goodwill and Other, or Topic 350,: Simplifying the Test for Goodwill Impairment.” The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial condition.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses, or Topic 326,: Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In October 2019, the FASB voted to defer implementation of the standard for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. The Company is assessing the impact the update will have on its financial statements, and expects the update to have an impact on the Company’s accounting for estimated credit losses on its loans.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES (Bank Holding Company Accounting)

Fixed maturity securities available for sale at December 31, 2019 and 2018 consisted of the following:

December 31, 2019 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$36,335	$411	$(112)	$36,634
State and municipalities	12,279	186	(101)	12,364
Total	$48,614	$597	$(213)	$48,998

December 31, 2018 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$32,184	$15	$(742)	$31,457
State and municipalities	14,239	35	(407)	13,867
Total	$46,423	$50	$(1,149)	$45,324

The amortized cost and estimated market value of investment securities as of December 31, 2019 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,035	$2,029
Due after one year through five years	10,254	10,281
Due after five years through ten years	10,052	10,101
Due after ten years	26,273	26,587
Total	$48,614	$48,998

The following tables show information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
December 31, 2019 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(74)	$8,291	$(38)	$4,939
State and municipalities	(17)	2,099	(84)	2,739
Total	$(91)	$10,390	$(122)	$7,678

	Less than Twelve Months		Twelve Months and Over
December 31, 2018 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(54)	$4,616	$(688)	$24,871
State and municipalities	(78)	5,429	(329)	6,259
Total	$(132)	$10,045	$(1,017)	$31,130

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES (Bank Holding Company Accounting)

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at December 31, 2019 and 2018.

	As of December 31, 2019		As of December 31, 2018
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$713,332	62%	$587,038	58%
Home improvement	247,324	21	183,155	18
Commercial	69,767	6	64,083	6
Medallion	130,432	11	183,606	18
Total gross loans	1,160,855	100%	1,017,882	100%
Allowance for loan losses	(46,093)		(36,395)
Total net loans	$1,114,762		$981,487

The following table show the components of changes in gross loans for the twelve months ended December 31, 2019.

Twelve Months Ended December 31, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	301,403	142,112	18,578	—	462,093
Principal payments	(146,873)	(76,157)	(13,553)	(15,070)	(251,653)
Charge-offs, net	(17,419)	(786)	(819)	(18,664)	(37,688)
Transfer to loans in process of foreclosure, net	(14,512)	—	—	(16,836)	(31,348)
Amortization of origination costs	(6,428)	1,561	34	(119)	(4,952)
Amortization of loan premium	(247)	(416)	—	(2,626)	(3,289)
FASB origination costs	10,370	(2,145)	610	141	8,976
Paid-in-kind interest	—	—	834	—	834
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$1,160,855

The following table sets forth the activity in the allowance for loan losses for the twelve months ended December 31, 2019 and the nine months ended December 31, 2018.

(Dollars in thousands)	Twelve Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Allowance for loan losses – beginning balance	$36,395	$—	(1)
Charge-offs
Recreation	(24,433)	(12,697)
Home improvement	(2,504)	(1,562)
Commercial	(819)	—
Medallion	(22,205)	(14,277)
Total charge-offs	(49,961)	(28,536)
Recoveries
Recreation	7,014	4,437
Home improvement	1,718	905
Commercial	—	4
Medallion	3,541	577
Total recoveries	12,273	5,923
Net charge-offs (2)	(37,688)	(22,613)
Provision for loan losses	47,386	59,008	(4)
Allowance for loan losses – ending balance (3)	$46,093	$36,395

(1)

Beginning balance reflects the transition to Bank Holding Company Accounting by netting previously established unrealized depreciation against the gross loan balances, resulting in a starting point of zero for this table.

(2)	As of December 31, 2019, cumulative charge-offs of loans and loans in process of foreclosure in the medallion loan portfolio were $241,214, representing collection opportunities for the Company.
(3)

Includes $3,173 of a general reserve as of December 31, 2019, for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 7% of the total allowance, and 2.56% of the loans in question. This figure excludes $17,351 of a general reserve on loans at the Bank, which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded general reserves benefit of $2,230.

(4)	Includes $8,161 of reversal of provision for loan losses related to the deconsolidation of Trust III in the 2018 fourth quarter.

The following tables set forth the allowance for loan losses by type as of December 31, 2019 and 2018.

December 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$18,075	39%	2.53%
Home Improvement	2,608	6	1.05
Commercial	—	—	—
Medallion	25,410	55	19.48
Total	$46,093	100%	3.97%

December 31, 2018 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$6,856	19%	1.17%
Home Improvement	1,796	5	0.98
Commercial	—	—	—
Medallion	27,743	76	15.11
Total	$36,395	100%	3.58%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The decline reflects the charge-offs of certain loans and their movement to loan collateral in process of foreclosure. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

	Bank Holding Company Accounting		Investment Company Accounting
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017 (1)
Total nonaccrual loans	$26,484	$34,877	$98,494
Interest foregone for the year	2,152	1,153	823
Amount of foregone interest applied to principal for the year	254	535	52
Interest foregone life-to-date	2,744	1,952	12,485
Amount of foregone interest applied to principal life-to-date	471	1,214	3,495
Percentage of nonaccrual loans to gross loan portfolio	2%	3%	31%

(1)

Does not include the Bank’s nonaccrual loans of $32,668, interest income foregone for the year of $795 and foregone interest paid and applied to principal for the year of $917, interest income foregone life-to-date of $1,487 and foregone interest paid and applied to principal life-to-date of $1,221.

The following tables present the performance status of loans as of December 31, 2019 and 2018.

December 31, 2019 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$705,070	$8,262		$713,332	1.16%
Home improvement	247,139	185		247,324	0.07
Commercial	57,905	11,862		69,767	17.00
Medallion	88,248	42,184		130,432	32.34
Total	$1,098,362	$62,493	(1)	$1,160,855	5.38%

December 31, 2018 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$581,250	$5,788		$587,038	0.99%
Home improvement	183,018	137		183,155	0.07
Commercial	60,249	3,834		64,083	5.98
Medallion	145,391	38,215		183,606	20.81
Total	$969,908	$47,974	(1)	$1,017,882	4.71%

(1)	Includes $36,009 and $13,097 of TDRs as of December 31, 2019 and 2018, which are accruing and paying currently, but which are considered nonperforming loans under GAAP.

For those performing loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of December 31, 2019 and 2018, all of which had an allowance recorded against the principal balance.

	December 31, 2019			Twelve Months Ended December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment Recorded	Interest Income (Expense) Recognized
With an allowance recorded
Recreation	$8,262	$8,262	$329	$8,317	$471
Home improvement	185	185	3	185	—
Commercial	11,862	11,867	—	7,886	392
Medallion	42,184	42,650	14,824	44,721	346
Total nonperforming loans with an allowance	$62,493	$62,964	$15,156	$61,109	$1,209

	December 31, 2018			Nine Months Ended December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment Recorded	Interest Income (Expense) Recognized
With an allowance recorded
Recreation	$5,788	$5,788	$204	$6,165	$357
Home improvement	137	137	3	137	—
Commercial	3,834	3,929	—	6,036	(12)
Medallion	38,215	39,334	28,940	59,915	725
Total nonperforming loans with an allowance	$47,974	$49,188	$29,147	$72,253	$1,070

The following tables show the aging of all loans as of December 31, 2019 and 2018.

	Days Past Due						Recorded Investment
December 31, 2019 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	90 Days and Accruing
Recreation	$27,357	$8,426	$5,800	$41,583	$648,227	$689,810	$—
Home improvement	931	427	184	1,542	249,288	250,830	—
Commercial	—	—	107	107	69,660	69,767	—
Medallion	12,491	2,118	2,572	17,181	109,106	126,287	—
Total	$40,779	$10,971	$8,663	$60,413	$1,076,281	$1,136,694	$—

(1)	Excludes loan premiums of $5,758 resulting from purchase price accounting and $18,403 of capitalized loan origination costs.

	Days Past Due						Recorded Investment
December 31, 2018 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	90 Days and Accruing
Recreation	$19,584	$6,198	$4,133	$29,915	$537,294	$567,209	$—
Home improvement	723	296	135	1,154	184,507	185,661	—
Commercial	—	454	279	733	63,350	64,083	—
Medallion	8,720	2,694	16,678	28,092	148,743	176,835	—
Total	$29,027	$9,642	$21,225	$59,894	$933,894	$993,788	$—

(1)Excludes loan premiums of $9,047 resulting from purchase price accounting and $15,047 of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 190% and 220% as of December 31, 2019 and 2018.

The following table shows the troubled debt restructurings which the Company entered into during the year ended December 31, 2019.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	294	$4,433	$2,831
Medallion loans	71	31,376	31,385

During the twelve months ended December 31, 2019, four medallion loans modified as troubled debt restructurings were in default and had an investment value of $1,023,000 as of December 31, 2019, net of $428,000 of an allowance for loan loss, and 213 recreation loans modified as troubled debt restructuring were in default and had an investment value of $1,905,000 as of December 31, 2019, net of a $76,000 allowance for loan losses.

The following table shows the troubled debt restructurings which the Company entered into during the year ended December 31, 2018.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	11	$5,581	$5,581

During the year ended December 31, 2018, one loan modified as a troubled debt restructuring was in default and had an investment value of $218,000 as of December 31, 2018, net of $71,000 of an allowance for loan loss.

The following tables show the activity of the loans in process of foreclosure, which relates only to the recreation and medallion loans, for the twelve months ended December 31, 2019 and the nine months ended December 31, 2018.

Twelve Months Ended December 31, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	14,512	16,836	31,348
Sales	(7,591)	(1,515)	(9,106)
Cash payments received	—	(7,697)	(7,697)
Collateral valuation adjustments	(6,948)	(4,381)	(11,329)
Loans in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711

Nine Months Ended December 31, 2018 (Dollars in thousands)	Recreation	Medallion	Total
Loans in process of foreclosure – beginning balance (1)	$1,369	$51,479	$52,848
Transfer from loans, net	9,289	25,369	34,658
Sales	(451)	(2,533)	(2,984)
Cash payments received	(4,354)	(4,337)	(8,691)
Collateral valuation adjustments	(4,350)	(4,122)	(8,472)
Deconsolidation of Trust III	—	(17,864)	(17,864)
Loans in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495

(1)

Beginning balance for the nine months ended December 31, 2018 reflects the transition to Bank Holding Company Accounting by reclassifying the medallions loans of the Company of $31,099,000 from investments to loans in process of foreclosure as of April 2, 2018.

(5) UNREALIZED APPRECIATION (DEPRECIATION) AND REALIZED GAINS (LOSSES) ON INVESTMENTS (Investment Company Accounting)

The following table sets forth the pre-tax change in the Company’s unrealized appreciation (depreciation) on investments for the three months ended March 31, 2018 and for the year ended December 31, 2017 under Investment Company Accounting.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2016	$(28,523)	$(1,378)	$152,750	$3,934	$584	$127,367
Net change in unrealized
Appreciation on investments	—	—	6,170	2,060	(821)	7,409
Depreciation on investments	(37,335)	(410)	—	(277)	(1,253)	(39,275)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	(3,082)	—	(3,082)
Losses on investments	45,520	1,275	—	486	—	47,281
Balance December 31, 2017	(20,338)	(513)	158,920	3,121	(1,490)	139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	37,797
Depreciation on investments	(38,170)	18	—	—	(1,915)	(40,067)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	34,747	—	—	—	—	34,747
Balance March 31, 2018	$(23,761)	$(495)	$197,715	$2,123	$(3,405)	$172,177

The following table sets forth the pre-tax changes in our unrealized and realized gains and losses in the investment portfolio for the three months ended March 31, 2018 and for the year ended December 31, 2017 under Investment Company Accounting.

(Dollars in thousands)	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$(998)	$2,060
Unrealized depreciation	(38,152)	(38,022)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115	9,483
Realized gains	—	(3,082)
Realized losses	34,747	47,281
Net unrealized losses on investments other than securities and other assets	(1,915)	(2,075)
Total	$22,797	$15,645
Net realized gains (losses) on investments
Realized gains	$—	$3,082
Realized losses	(34,747)	(47,281)
Other gains	—	4,684
Direct charge-offs	2	(4,229)
Total	$(34,745)	$(43,744)

(6) INVESTMENTS IN MEDALLION BANK AND OTHER CONTROLLED SUBSIDIARIES

The following note is included for informational purposes as it relates to the prior periods when the Company reported under Investment Company Accounting and as such, was not able to consolidate the Bank’s results.

The following table presents information derived from the Bank’s statement of comprehensive income and other valuation adjustments on other controlled subsidiaries for the year ended December 31, 2017.

(Dollars in thousands)	2017
Statement of comprehensive income
Investment income	$111,281
Interest expense	13,869
Net interest income	97,412
Noninterest income	121
Operating expenses (1)	26,032
Net investment income before income taxes	71,501
Income tax provision	15,093
Net investment income after income taxes	56,408
Net realized/unrealized losses of Medallion Bank (1)	(51,696)
Net increase in net assets resulting from operations of Medallion Bank	4,712
Unrealized appreciation on Medallion Bank (2)	5,482
Net realized/unrealized losses on controlled subsidiaries other than Medallion Bank	(711)
Net increase in net assets resulting from operations of Medallion Bank and other controlled subsidiaries	$9,483

(1)	Excluded from operating expenses and included in net realized/unrealized losses of the Bank were $1,476 of unrealized losses on other assets for 2017.
(2)

Unrealized appreciation on the Bank reflects the adjustment to the investment carrying amount to reflect the dividends declared to the Company and the US Treasury, and the fair value adjustments to the carrying amount of the Bank.

(7) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Year Ending December 31,
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	December 31, 2019(1)	December 31, 2018	Interest Rate (2)
Deposits	$312,993	$223,865	$211,605	$118,740	$87,042	$—	$954,245	$848,040	2.35%
SBA debentures and borrowings	20,746	8,500	—	5,000	5,000	32,500	71,746	80,099	3.42
Retail and privately placed notes (3)	—	33,625	—	—	36,000	—	69,625	33,625	8.61
Notes payable to banks	9,683	22,940	280	280	—	—	33,183	59,615	4.11
Preferred securities (3)	—	—	—	—	—	33,000	33,000	33,000	4.01
Other borrowings	7,794	—	—	—	—	—	7,794	7,649	2.00
Total	$351,216	$288,930	$211,885	$124,020	$128,042	$65,500	$1,169,593	$1,062,028

(1)	Excludes deferred financing costs of $5,105.
(2)	Weighted average contractual rate as of December 31, 2019.
(3)	Relates to loans held at Medallion Financial Corp. (parent company only).

(A) DEPOSITS

Deposits are raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. All time deposits are in denominations of less than $250,000 and have been originated through certificates of deposit broker relationships. The table presents time deposits of $100,000 or more by their maturity as of December 31, 2019.

(Dollars in thousands)	December 31, 2019
Three months or less	$83,100
Over three months through six months	111,413
Over six months through one year	118,480
Over one year	641,252
Total deposits	$954,245

(B) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum, required a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018 (which was paid) and a minimum of $7,600,000 of principal and interest to be paid on or before March 27, 2019 (which was paid), and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date, which was subsequently extended to June 1, 2020. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations and warranties and covenants defaults. As of December 31, 2019, $172,485,000 of commitments had been fully utilized, there were $3,000,000 of commitments available, and $71,746,000 was outstanding, including $20,746,000 under the SBA Note.

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of December 31, 2019.

(Dollars in thousands)
Borrower	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at December 31, 2019	Payment	Average Interest Rate at December 31, 2019	Interest Rate Index(1)
Medallion Financial Corp.	5/5	4/11 - 8/14	9/20 - 3/21	Term loans and demand notes secured by pledged loans (2)	$21,135	(2)	$21,135	Interest only(3)	4.43%	Various(3)
Medallion Chicago	2/23	11/11 - 12/11	2/21	Term loans secured by owned Chicago taxi medallions (4)	18,449		10,928	$134 of principal & interest paid monthly	3.50%	N/A
Medallion Funding	1/1	11/18	12/23		1,400		1,120	$70 principal & interest paid quarterly	4.00%	N/A
					$40,984		$33,183

(1)	At December 31, 2019, 30 day LIBOR was 1.76%, 360 day LIBOR was 2.00%, and the prime rate was 4.75%.
(2)

One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, one note has a fixed interest rate of 3.75%, one note has an interest rate of LIBOR plus 3.75%, and the other interest rates on these borrowings are LIBOR plus 2%.

(3)	Various agreements call for remittance of all principal received on pledged loans subject to minimum monthly payments ranging up to or from $12 to $81.
(4)	Guaranteed by the Company.

On July 6, 2019, the Company paid $10,819,000 at maturity in satisfaction of all its outstanding obligations under one of its credit facilities. In connection with this payment, the Company obtained a waiver from one of its other lenders, with a term note of $2,422,000, of certain resulting repayment and other obligations, which waiver expires on April 1, 2020.

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

(D) RETAIL AND PRIVATELY PLACED NOTES

In March 2019, the Company completed a private placement to certain institutional investors of $30,000,000 aggregate principal amount of 8.25% unsecured senior notes due 2024, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, including repaying certain borrowings under its notes payable to banks at a discount, which led to a gain of $4,145,000 in the 2019 first quarter. In August 2019, the private placement was reopened and an additional $6,000,000 principal amount of notes was issued to certain institutional investors.

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

(E) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (1.91% at December 31, 2019) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At December 31, 2019, $33,000,000 was outstanding on the preferred securities.

(F) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty (refer to Note 14 for more details). At December 31, 2019, the total outstanding on these notes was $7,294,000 at a 2.00% annual interest rate compounded monthly and due March 31, 2020. Additionally, RPAC has a short term promissory note to an unrelated party, for $500,000 due on December 31, 2020.

(G) COVENANT COMPLIANCE

Certain of our debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth, which in the event of noncompliance could preclude their ability to pay dividends to the Company.

(8) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the twelve months ended December 31, 2019.

(Dollars in thousands)
Operating lease costs	$2,184
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,419
Right-of-use asset obtained in exchange for lease liability	2,413

The following table presents the breakout of the operating leases as of December 31, 2019.

(Dollars in thousands)	December 31, 2019
Operating lease right-of-use assets	$13,482
Other current liabilities	2,085
Operating lease liabilities	12,738
Total operating lease liabilities	14,823
Weighted average remaining lease term	7.3 years
Weighted average discount rate	5.54%

At December 31, 2019, maturities of the lease liabilities were as follows.

(Dollars in thousands)
2020	$2,570
2021	2,473
2022	2,411
2023	2,356
2024	2,373
Thereafter	5,962
Total lease payments	18,145
Less imputed interest	3,322
Total operating lease liabilities	$14,823

Occupancy expense was $2,436,000, $2,287,000, and $1,069,000 for the years ended December 31, 2019, 2018, and 2017.

(9) INCOME TAXES

The Company is subject to federal and applicable state corporate income taxes on its taxable ordinary income and capital gains. As a corporation taxed under Subchapter C of the Internal Revenue Code, the Company is able, and intends, to file a consolidated federal income tax return with corporate subsidiaries in which it holds 80% or more of the outstanding equity interest measured by both vote and fair value.

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Goodwill and other intangibles	$(45,595)	$(45,272)
Provision for loan losses	19,198	25,790
Net operating loss carryforwards (1)	22,607	11,132
Accrued expenses, compensation, and other assets	1,701	1,844
Unrealized gains on other investments	(6,790)	(2,024)
Total deferred tax liability	(8,879)	(8,530)
Valuation allowance	(462)	(255)
Deferred tax liability, net	(9,341)	(8,785)
Taxes receivable	1,516	1,812
Net deferred and other tax liabilities	$(7,825)	$(6,973)

(1)

As of December 31, 2019, the Company and its subsidiaries had an estimated $89,687 of net operating loss carryforwards, $1,712 which expires at various dates between December 31, 2026 and December 31, 2035, and which had a net asset value of $22,145 as of December 31, 2019.

The components of our tax (provision) benefit for the years ended December 31, 2019, 2018, and 2017 were as follows.

(Dollars in thousands)	2019	2018	2017
Current
Federal	$—	$(2,797)	$15,613
State	519	(1,078)	756
Deferred
Federal	(489)	5,270	(4,169)
Federal income tax rate change	—	—	17,279
State	(371)	(1,464)	6,747
Net (provision) benefit for income taxes	$(341)	$(69)	$36,226

The following table presents a reconciliation of statutory federal income tax (provision) benefit to consolidated actual income tax (provision) benefit reported for the years ended December 31, 2019, 2018, and 2017.

(Dollars in thousands)	2019	2018	2017
Statutory Federal income tax (provision) benefit at 21% (35% in 2017)	$(642)	$4,935	$12,582
State and local income taxes, net of federal income tax benefit	(120)	440	645
Revaluation of net operating losses	380	—	—
Change in effective state income tax rate	(891)	(2,564)	3,232
Change in state income tax accruals	640	—	—
Federal income tax rate change	—	—	17,279
Income attributable to non-controlling interest	309	—	—
Utilization of carry forwards	—	(910)	2,284
Appreciation of Medallion Bank	—	(1,974)	1,050
Other	(17)	4	(846)
Total income tax (provision) benefit	$(341)	$(69)	$36,226

The Tax Cuts and Jobs Act, starting in 2018, reduced the Company’s corporate statutory income tax rate from 35% to 21%, but eliminated or increased certain permanent differences.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of December 31, 2019.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2016 through the present are the more significant filings that are open for examination.

(10) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, stock appreciation rights, etc. A total of 1,500,253 shares of the Company’s common stock are issuable under the 2018 Plan, and 771,405 remained issuable as of December 31, 2019. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

The Company’s Board of Directors approved the 2015 Employee Restricted Stock Plan, or the 2015 Restricted Stock Plan, on February 13, 2015, which was approved by the Company’s shareholders on June 5, 2015. The 2015 Restricted Stock Plan became effective upon the Company’s receipt of exemptive relief from the SEC on March 1, 2016. The terms of 2015 Restricted Stock Plan provided for grants of restricted stock awards to the Company’s employees. A grant of restricted stock is a grant of shares of the Company’s common stock which, at the time of issuance, is subject to certain forfeiture provisions, and thus is restricted as to transferability until such forfeiture restrictions have lapsed. A total of 700,000 shares of the Company’s common stock were issuable under the 2015 Restricted Stock Plan, and 241,919 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Awards under the 2015 Restricted Stock Plan are subject to certain limitations as set forth in the 2015 Restricted Stock Plan. The 2015 Restricted Stock Plan will terminate when all shares of common stock authorized for delivery under the 2015 Restricted Stock Plan have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2015 Restricted Stock Plan, whichever first occurs.

The Company had a stock option plan, or the 2006 Stock Option Plan, available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provided for the issuance of a maximum of 800,000 shares of common stock of the Company. No additional shares are available for issuance under the 2006 Stock Option Plan. The 2006 Stock Option Plan was administered by the Compensation Committee of the Board of Directors. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. The term and vesting periods of the options were determined by the Compensation Committee, provided that the maximum term of an option could not exceed a period of ten years.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan, or the 2015 Director Plan, on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock were issuable under the 2015 Director Plan, and 258,334 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company granted options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who were elected to serve less than a full term. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. Options granted under the 2015 Director Plan are exercisable annually, as defined in the 2015 Director Plan. The term of the options could not exceed ten years.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan, or the Amended Director Plan, on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock were issuable under the Amended Director Plan. No additional shares are available for issuance under the Amended Director Plan. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company would grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who were elected to serve less than a full term. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. Options granted under the Amended Director Plan are exercisable annually, as defined in the Amended Director Plan. The term of the options could not exceed ten years.

Additional shares are only available for future issuance under the 2018 Plan. At December 31, 2019, 550,040 options on the Company’s common stock were outstanding under the Company’s plans, of which 62,778 options were exercisable. Additionally, there were 284,879 unvested shares of the Company’s common stock outstanding and 26,040 unvested restricted share units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.10, $1.06, and $0.28 per share for the years ended December 31, 2019, 2018, and 2017. The following assumption categories are used to determine the value of any option grants.

	Year ended December 31,
	2019	2018	2017
Risk free interest rate	2.29%	2.82%	1.84%
Expected dividend yield	0.66	4.86	7.39
Expected life of option in years (1)	6.25	6.00	6.00
Expected volatility (2)	49.03%	30.00%	30.00%

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the years ended December 31, 2019, 2018, and 2017.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2016	345,518	$7.10-13.84	$9.67
Granted	29,666	2.14-2.61	2.35
Cancelled	(54,558)	10.76-11.21	10.94
Exercised (1)	—	—	—
Outstanding at December 31, 2017	320,626	2.14-13.84	8.78
Granted	39,000	5.27-5.58	5.46
Cancelled	(214,960)	9.22-9.24	9.22
Exercised (1)	—	—	—
Outstanding at December 31, 2018	144,666	2.14-13.84	7.23
Granted	449,450	5.21-7.25	6.61
Cancelled	(44,076)	6.55-13.84	9.00
Exercised (1)	—	—	—
Outstanding at December 31, 2019 (2)	550,040	$2.14-13.53	$6.58
Options exercisable at
December 31, 2017	273,960	7.10-13.84	9.50
December 31, 2018	81,889	2.14-13.84	9.25
December 31, 2019 (2)	62,778	$2.14-13.53	$7.60

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 for 2019, 2018, and 2017.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2019 and the related exercise price of the underlying options, was $512,000 for outstanding options and $111,000 for exercisable options as of December 31, 2019. The remaining contractual life was 8.87 years for outstanding options and 5.95 years for exercisable options at December 31, 2019.

The following table presents the activity for the restricted stock programs for the years ended December 31, 2019, 2018, and 2017.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2016	167,703	$ 3.95-13.46	$8.88
Granted	327,251	2.06-3.93	2.48
Cancelled	(8,988)	2.14-10.08	3.07
Vested (1)	(77,384)	9.08-13.46	11.09
Outstanding at December 31, 2017	408,582	2.06-10.38	3.45
Granted	101,010	3.93-5.27	4.41
Cancelled	(9,737)	3.93-9.08	4.66
Vested (1)	(308,940)	2.06-10.38	3.35
Outstanding at December 31, 2018	190,915	2.14-5.27	4.06
Granted	216,148	4.80-7.25	6.59
Cancelled	(3,946)	3.93-6.55	4.97
Vested (1)	(118,238)	2.06-4.80	3.89
Outstanding at December 31, 2019 (2)	284,879	$3.95-7.25	$6.01

(1)	The aggregate fair value of the restricted stock vested was $736,000, $1,270,000, and $169,000 for 2019, 2018, and 2017.
(2)	The aggregate fair value of the restricted stock was $2,071,000 as of December 31, 2019. The remaining vesting period was 3.07 years at December 31, 2019.

In addition, during the twelve months ended December 31, 2019, the Company granted and has outstanding, 26,040 restricted stock units that vest in one year with a grant price of $4.80. These units have the option of deferring vesting until a future date if the non-employee director makes a formal election under the guidelines of IRC Section 409A.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2019.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	62,777	$2.14-7.10	$4.59
Granted	449,450	5.21-7.25	6.61
Cancelled	(3,076)	6.55	6.55
Vested	(21,889)	2.14-7.10	4.40
Outstanding at December 31, 2019	487,262	$2.14-7.25	$6.45

The intrinsic value of the options vested was $43,000, $32,000, and $0 in 2019, 2018, and 2017.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the Company’s quarterly results of operations for the years ended December 31, 2019, 2018, and 2017.

(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2019 Quarter Ended
Net interest income	$22,321	$23,194	$25,415	$26,587
Income (loss) before income taxes	1,139	(8,478)	7,600	2,076
Net income (loss) after taxes	1,395	(6,643)	7,435	(191)
Net income (loss) attributable to Medallion Financial Corp.	1,228	(7,500)	4,975	(465)
Basic net income (loss) per share	0.05	(0.31)	0.20	(0.02)
Diluted net income (loss) per share	0.05	(0.31)	0.20	(0.02)
2018 Quarter Ended (1)
Net interest income/net investment income	$482	$24,719	$24,265	$23,003
Income (loss) before income taxes/net investment loss before taxes	(3,566)	(17,905)	(3,963)	14,712
Net income (loss) after taxes/net decrease on net assets resulting from operations	(14,874)	(13,884)	(3,846)	9,865
Net income (loss) attributable to Medallion Financial Corp./net decrease in net assets resulting from operations	(14,874)	(14,647)	(4,697)	9,172
Basic net income (loss) per share	(0.62)	(0.60)	(0.19)	0.38
Diluted net income (loss) per share	(0.62)	(0.60)	(0.19)	0.38
2017 Quarter Ended (1)
Investment income	$4,250	$3,787	$5,567	$6,020
Net investment loss after income taxes	(435)	(1,293)	(2,490)	(2,903)
Net increase (decrease) in net assets resulting from operations	1,111	(4,797)	619	3,345
Net increase (decrease) in net assets resulting from operations per common share
Basic	0.05	(0.20)	0.03	0.14
Diluted	0.05	(0.20)	0.03	0.14

(1)

The three months ended March 31, 2018 and earlier quarters have been accounted for under Investment Company Accounting, and subsequent quarters have been accounted for under Bank Holding Company Accounting.

(12) SEGMENT REPORTING (Bank Holding Company Accounting)

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

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states, with the highest concentrations in Texas, Florida, and California, at 16%, 10%, and 10% of loans outstanding and with no other states over 10% as of December 31, 2019. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 61%, 19%, and 12% of the segment portfolio as of December 31, 2019. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in swimming pools, roofs, windows, and solar panels, at 23%, 21%, 14%, and 12% of total home improvement loans outstanding, and with no other product lines over 10% as of December 31, 2019. The commercial lending segment focuses on enterprise wide industries, including manufacturing, retail trade, information, recreation and various other industries, in which 61% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of the medallions, taxis, and related assets, of which 88% were in New York City as of December 31, 2019.

In addition, our non-operating segments include RPAC, which is a race car team, and our corporate and other segment, which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements.

As part of the segment reporting, capital ratios for all operating segments have been normalized at 20%, which approximates the percentage of consolidated total equity divided by total assets, with the net adjustment applied to corporate and other investments for the twelve months ended December 31, 2019. In addition, beginning in 2019, the commercial segment exclusively represents the mezzanine lending business, and the legacy commercial loan business (immaterial to total) has been re-allocated to corporate and other investments for all periods presented.

The following tables present segment data as of and for the year ended December 31, 2019, and as of and for the nine months ended December 31, 2018.

Year Ended December 31, 2019	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income	$99,463	$19,943	$7,183		$3,665	$—	$2,308	$132,562
Total interest expense	13,304	4,757	2,833		7,962	159	6,030	35,045
Net interest income (loss)	86,159	15,186	4,350		(4,297)	(159)	(3,722)	97,517
Provision for loan losses	28,638	1,598	364		16,331	—	455	47,386
Net interest income (loss) after loss provision	57,521	13,588	3,986		(20,628)	(159)	(4,177)	50,131
Sponsorship and race winnings	—	—	—		—	18,742	—	18,742
Race team related expenses	—	—	—		—	(8,996)	—	(8,996)
Other income (expense), net	(23,490)	(7,520)	(1,149)		(10,493)	(6,942)	(7,946)	(57,540)
Net income (loss) before taxes	34,031	6,068	2,837		(31,121)	2,645	(12,123)	2,337
Income tax (provision) benefit	(8,813)	(1,572)	(684)		7,596	(329)	3,461	(341)
Net income (loss) after taxes	$25,218	$4,496	$2,153		$(23,525)	$2,316	$(8,662)	$1,996
Balance Sheet Data
Total loans net	$695,257	$244,716	$66,405		$105,022	$—	$3,362	$1,114,762
Total assets	707,377	252,704	84,924		217,483	31,538	247,641	1,541,667
Total funds borrowed	563,805	201,605	68,666		176,825	7,794	150,898	1,169,593
Selected Financial Ratios
Return on average assets	3.84%	2.20%	2.44%		(9.73%)	7.28%	(3.71%)	(0.12)%
Return on average equity	17.19	10.22	12.21		(48.49)	(96.37)	(14.26)	(0.59)
Interest yield	15.39	9.50	11.39		2.88	N/A	N/A	11.75
Net interest margin	13.33	7.24	6.90		(3.38)	N/A	N/A	8.64
Reserve coverage	2.53	1.05	0.00	(1)	19.48	N/A	N/A	3.97
Delinquency status(2)	0.84	0.07	0.15	(1)	2.04	N/A	N/A	0.76
Charge-off ratio	2.69	0.37	1.30	(3)	14.68	N/A	N/A	3.60

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

Nine Months Ended December 31, 2018	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income	$68,870	$12,799	$7,076		$6,317	$—	$1,741	$96,803
Total interest expense	6,986	2,290	1,502		10,125	121	3,792	24,816
Net interest income (loss)	61,884	10,509	5,574		(3,808)	(121)	(2,051)	71,987
Provision for loan losses	15,118	2,453	—		41,437	—	—	59,008
Net interest income (loss) after loss provision	46,766	8,056	5,574		(45,245)	(121)	(2,051)	12,979
Sponsorship and race winnings	—	—	—		—	14,368	—	14,368
Race team related expenses	—	—	—		—	(7,121)	—	(7,121)
Other income (expense), net	(14,242)	(3,093)	(1,824)		9,742	(11,476)	(6,489)	(27,382)
Net income (loss) before taxes	32,524	4,963	3,750		(35,503)	(4,350)	(8,540)	(7,156)
Income tax (provision) benefit	(8,579)	(1,319)	(862)		7,938	1,108	1,005	(709)
Net income (loss) after taxes	$23,945	$3,644	$2,888		$(27,565)	$(3,242)	$(7,535)	$(7,865)
Balance Sheet Data
Total loans net	$580,182	$181,359	$59,973		$155,863	$—	$4,110	$981,487
Total assets	590,746	188,892	93,807		273,501	29,925	204,975	1,381,846
Total funds borrowed	434,527	143,815	53,719		294,465	7,649	127,853	1,062,028
Selected Financial Ratios
Return on average assets	5.48%	2.56%	4.27%		(10.13)%	(11.69)%	(4.07)%	(0.90)%
Return on average equity	22.60	11.30	9.43		NM	NM	(12.37)	(4.62)
Interest yield	15.78	9.06	14.25		3.58	N/A	N/A	10.98
Net interest margin	14.18	7.44	11.23		(2.16)	N/A	N/A	8.19
Reserve coverage	1.17	0.98	0.00		15.11	N/A	N/A	3.58
Delinquency status(2)	0.73	0.07	0.44	(1)	9.43	N/A	N/A	2.14
Charge-off ratio	1.89	0.46	0.00		7.21	N/A	N/A	2.73

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.

(13) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers for either a two- or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. Typically, the contracts with a two-year term will renew for new two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one-year term; however, there is currently one agreement that renews after two years for additional one-year terms and one agreement with a two-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

Employment agreements expire at various dates through 2024, which future minimum payments under these agreements of approximately $5,670,000 as follows.

(Dollars in thousands)
2020	$2,389
2021	1,654
2022	673
2023	673
2024	281
Thereafter	—
Total	$5,670

(B) OTHER COMMITMENTS

The Company had no commitments outstanding to extend credit or make investments at December 31, 2019. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

(D) REGULATORY

In the ordinary course of business, the Company and its subsidiaries are subject to inquiries from certain regulators. During 2014, FSVC was examined by the SBA. The foregoing regulatory examination was resolved in January 2017 as a result of FSVC transfer to liquidation status and the restructure of the FSVC loan described in Note 7.

(14) RELATED PARTY TRANSACTIONS

Certain directors, officers, and stockholders of the Company are also directors and officers of its main consolidated subsidiaries, MFC, MCI, FSVC, and the Bank, as well as other subsidiaries. Officer salaries are set by the Board of Directors of the Company.

Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC, or LAX, one of the Company’s equity investments. Mr. Rudnick receives a salary from LAX of $171,000 per year, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year-end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

The Company’s subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which it makes an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,294,000 that earns interest at an annual rate of 2% as of December 31, 2019, none of which has been paid to date.

In the 2019 second quarter, RPAC entered into a sponsorship agreement with Victory Junction, a 501(c)(3) public charity of which Richard Petty is a board member, for $7,000,000 of sponsorship payments to RPAC during the 2019 race car season, of which $5,600,000 was subsequently earned and received in 2019, and the balance which has been written off as it was not expected to be received.

The Company and MSC serviced $311,988,000 of loans for the Bank at December 31, 2017. Under Investment Company Accounting, included in net investment income were amounts as described in the table below that were received from the Bank for services rendered in originating and servicing loans, and also for reimbursement of certain expenses incurred on their behalf.

The Company had assigned its servicing rights to the Bank portfolio to MSC, a wholly-owned entity that had been unconsolidated under Investment Company Accounting. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from the Bank by MSC. As a result, $1,290,000 and $5,272,000 of servicing fee income was earned by MSC for the three months ended March 31, 2018 and for the year ended December 31, 2017.

The following table summarizes the net revenues received from the Bank not eliminated under Investment Company Accounting.

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2018	December 31, 2017
Reimbursement of operating expenses	$250	$865
Loan origination and servicing fees	6	5
Total other income	$256	$870

The Company had a loan to Medallion Fine Art, Inc. in the amount of $999,000 as of December 31, 2017, which was repaid in full during the 2018 first quarter. The loan bore interest at a rate of 12%, all of which was paid in kind. During 2017, the Company advanced $0, and was repaid $2,365,000 with respect to this loan. Additionally, the Company recognized $10,000 of interest income not eliminated for the year ended December 31, 2018, and $165,000 of interest income in 2017.

The Company and MCI have loans to RPAC which has been eliminated in consolidation since April 2, 2018. The Company and MCI recognized $0 of interest income for the three months ended March 31, 2018 and during the year ended December 31, 2017, recognized $56,000 of interest income with respect to these loans.

(15) STOCKHOLDERS’/SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock. In November 2004, the repurchase program was increased by an additional $10,000,000, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. As of December 31, 2019, a total of 2,931,125 shares had been repurchased for $24,587,000, in which $22,874,509 of shares remain authorized for repurchase under the program. There were no purchases in 2019, 2018, and 2017.

(16) OTHER OPERATING EXPENSES (Investment Company Accounting)

The major components of other expenses were as follows.

	Three Months Ended,	Year Ended,
(Dollars in thousands)	March 31, 2018	December 31, 2017
Directors’ fees	$89	$319
Miscellaneous taxes	120	258
Computer expense	74	244
Other expenses	304	727
Total other operating expenses	$587	$1,548

(17) SELECTED FINANCIAL RATIOS AND OTHER DATA (Investment Company Accounting)

The following table provides selected financial ratios and other data for the periods indicated.

	Three Months Ended March 31,	Year ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015
Net share data
Net asset value at the beginning of the year	$11.80	$11.91	$11.42	$11.16
Net investment income (loss)	(0.15)	(0.33)	(0.41)	0.69
Income tax provision (benefit)	0.03	1.51	(1.90)	0.00
Net realized gains (losses) on investments	(1.44)	(1.82)	0.02	0.31
Net change in unrealized appreciation on investments	0.94	0.65	3.26	0.20
Net increase (decrease) in net assets resulting from operations	(0.62)	0.01	0.97	1.20
Issuance of common stock	(0.03)	(0.12)	—	—
Repurchase of common stock	—	—	0.12	0.06
Distribution of net investment income	—	—	(0.60)	(0.81)
Return of capital	—	—	—	(0.18)
Distribution of net realized gains on investments	—	—	—	—
Total distributions	—	—	(0.60)	(0.99)
Other	—	—	—	(0.01)
Total increase (decrease) in net asset value	(0.65)	(0.11)	0.49	0.26
Net asset value at the end of the period/year (1)	$11.15	$11.80	$11.91	$11.42
Per share market value at beginning of year	$3.53	$3.02	$7.04	$10.01
Per share market value at end of period/year	4.65	3.53	3.02	7.04
Total return (2)	(129%)	17%	(54%)	(22%)
Ratios/supplemental data
Total shareholders’ equity (net assets)	$272,437	$287,159	$286,096	$278,088
Average net assets	284,021	285,704	276,978	276,745
Total expense ratio (3) (4) (5)	10.02%	(3.03%)	29.36%	9.45%
Operating expenses to average net assets (4) (5)	5.87	4.83	8.23	6.04
Net investment income (loss) after income taxes to average net assets (4) (5)	(4.61)	(2.49)	0.04	6.08

(1)

Includes $0.00 of undistributed net investment income per share as of March 31, 2018 and December 31, 2017, 2016, and 2015, and $0.00 of undistributed net realized gains per share for all periods presented.

(2)

Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the year.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)

MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,290, $5,272, $5,421, and $5,658, and operating expenses of $1,150, $4,211, $5,249, and $6,044, which formerly were the Company’s, were now MSC’s for the three months ended March 31, 2018 and the years ended December 31, 2017, 2016, and 2015. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income (loss) ratio would have been 11.75%, 6.88%, and 7.51% in the March 31, 2018 quarter, (1.37%), 6.31%, and (2.49%) in 2017, 29.42%, 8.28%, and 1.95% in 2016, and 11.63%, 8.23%, and 5.94% in 2015.

(5)

These ratios include the goodwill impairment writeoff of $5,099 in 2016. Excluding the writeoff, the total expense, operating expense, and net investment income ratios were 27.52%, 6.39%, and 1.88% in 2016.

(18) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan, or the 401(k) Plan, which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of one year of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% of total annual compensation, up to the applicable limits set forth in the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. The Company matches employee contributions to the 401(k) Plan in an amount per employee equal to one-third of the first 6% of the employee’s annual contributions, subject to legal limits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank and other consolidated subsidiaries in the prior year periods, was approximately $193,000, $182,000, and $185,000 for the years ended December 31, 2019, 2018, and 2017.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

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
(f)

Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2019 and December 31, 2018, the estimated fair value of these off-balance-sheet instruments was not material.

(g)	Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and federal funds sold (1)	$67,821	$67,821	$57,713	$57,713
Equity investments	10,079	10,079	9,197	9,197
Investment securities	48,998	48,998	45,324	45,324
Loans receivable	1,114,762	1,114,762	981,487	981,487
Accrued interest receivable (2)	8,662	8,662	7,413	7,413
Financial liabilities
Funds borrowed (3)	1,169,593	1,171,274	1,062,028	1,062,297
Accrued interest payable (2)	4,398	4,398	3,852	3,852

(1)	Categorized as level 1 within the fair value hierarchy. See Note 20.
(2)	Categorized as level 3 within the fair value hierarchy. See Note 20.
(3)	As of December 31, 2019 and 2018, publicly traded unsecured notes traded at a premium to par of $1,681 and $269.

(20) FAIR VALUE OF ASSETS AND LIABILITIES

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

As required by FASB ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a level 3 fair value measurement may include inputs that are observable (levels 1 and 2) and unobservable (level 3). Therefore gains and losses for such assets and liabilities categorized within the level 3 table below may include changes in fair value that are attributable to both observable inputs (levels 1 and 2) and unobservable inputs (level 3).

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018.

December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,079	$10,079
Available for sale investment securities (1)	—	48,998	—	48,998
Total	$—	$48,998	$10,079	$59,077

(1)	Total unrealized gains of $1,081, net of tax, was included in accumulated other comprehensive income (loss) for the twelve months ended December 31, 2019 related to these assets.

December 31, 2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,197	$9,197
Available for sale investment securities (1)	—	45,324	—	45,324
Total	$—	$45,324	$9,197	$54,521

(1)	Total unrealized losses of $82, net of tax, was included in accumulated other comprehensive income (loss) for the nine months ended December 31, 2018 related to these assets.

The following tables provide a summary of changes in fair value of the Company’s level 3 assets and liabilities for the twelve months ended December 31, 2019, and the nine months ended December 31, 2018 under Bank Holding Company Accounting, and for the quarter ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Equity Investments
December 31, 2018	$9,197
Gains included in earnings	87
Purchases, investments, and issuances	3,396
Sales, maturities, settlements, and distributions	(2,601)
December 31, 2019	$10,079
Amounts related to held assets (1)	$(1,734)

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of December 31, 2019.

(Dollars in thousands)	Equity Investments
March 31, 2018	$9,458
Losses included in earnings	(1,274)
Purchases, investments, and issuances	1,232
Sales, maturities, settlements, and distributions	(1,596)
Transfers in (1)	1,377
December 31, 2018	$9,197
Amounts related to held assets (2)	$(1,851)

(1)	Represents the removal of RPAC investments eliminated in consolidation as well as the transfer of LAX from controlled subsidiaries during the 2018 second quarter.
(2)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of December 31, 2018.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Medallion Bank & Other Controlled Subsidiaries	Equity Investments	Investments Other Than Securities	Other Assets
December 31, 2017	$208,279	$90,188	$302,147	$9,521	$7,450	$339
Gains (losses) included in earnings	(38,190)	(8)	29,143	(993)	(1,915)	—
Purchases, investments, and issuances	7	7,252	462	935	—	—
Sales, maturities, settlements, and distributions	(8,941)	(3,812)	(583)	(5)	—	—
March 31, 2018	$161,155	$93,620	$331,169	$9,458	$5,535	$339
Amounts related to held assets (1)	$(38,190)	$(10)	$29,143	$(993)	$(1,915)	$—

(1)	Total realized and unrealized gains (losses) included in income for the period which relate to assets held as of March 31, 2018.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2019 and 2018 under Bank Holding Company Accounting.

December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$34,915	$34,915
Loan collateral in process of foreclosure	—	—	52,711	52,711
Total	$—	$—	$87,626	$87,626

December 31, 2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$47,974	$47,974
Loan collateral in process of foreclosure	—	—	49,495	49,495
Total	$—	$—	$97,469	$97,469

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

The valuation techniques and significant unobservable inputs used in recurring level 3 fair value measurements of assets and liabilities as of December 31, 2019 and 2018 were as follows under Bank Holding Company Accounting.

(Dollars in thousands)	Fair Value at 12/31/19	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$7,435	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,189	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Public company comparables	Business enterprise value	$4,855 – $6,120
			Business enterprise value/revenue multiples	1.59-5.98x
			Discount for lack of marketability	25%
	1,455	Precedent market transaction	Offering price	$8.73 / share

(Dollars in thousands)	Fair Value at 12/31/18	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity Investments	$5,683	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,850	Investee book value adjusted for market appreciation	Financial condition and operating performance of the investee	N/A
		Precedent arm’s length offer	Business enterprise value	$6,014 – $7,214
			Business enterprise value/revenue multiples	0.96x – 4.54x
	1,455	Precedent market transaction	Offering price	$8.73 / share
	209	Investee book value	Valuation indicated by investee filings	N/A

(21) MEDALLION BANK PREFERRED STOCK

On December 17, 2019, the Bank closed an initial public offering of 1,840,000 shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, with a $46,000,000 aggregate liquidation amount, yielding net proceeds of $42,485,000, which were recorded in the Bank’s shareholders’ equity. Dividends are payable quarterly from the date of issuance to, but excluding April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to a benchmark rate (which is expected to be three-month Secured Overnight Financing Rate, or SOFR) plus a spread of 6.46% per annum.

On February 27, 2009 and December 22, 2009, the Bank issued, and the US Treasury purchased under the Troubled Assets Relief Program, or TARP, Capital Purchase Program, or the CPP, the Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, the Bank issued, and the US Treasury purchased, 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E, or Series E, for an aggregate purchase price of $26,303,000 under the Small Business Lending Fund Program, or SBLF, with a liquidation amount of $1,000 per share. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. The Bank pays a dividend rate of 9% on the Series E.

(22) PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The following shows the condensed financial information of Medallion Financial Corp. (parent company only) under Bank Holding Company Accounting.

Condensed Balance Sheets

(Dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Cash	$4,477	$1,110
Net loans receivable	26,802	37,737
Loans collateral in process of foreclosure	11,104	12,001
Goodwill and intangible assets	177,176	178,621
Investments in bank subsidiaries	158,201	142,469
Investments in non-bank subsidiaries	92,856	91,059
Income tax receivable	4,708	—
Other assets	14,111	5,776
Total assets	$489,435	$468,773
Liabilities
Other liabilities	$18,660	$9,073
Intercompany payables	54,904	63,352
Short-term borrowings	8,188	38,870
Deferred tax liabilities	30,728	28,245
Long-term borrowings	113,807	66,625
Total liabilities	226,287	206,165
Total stockholders’ equity	263,148	262,608
Total liabilities and equity	$489,435	$468,773

Condensed Statements of Operations

(Dollars in thousands)	Year Ended December 31, 2019	Nine Months Ended December 31, 2018
Interest income	$(2,552)	$(1,958)
Interest expense	8,856	5,480
Net interest loss	(11,408)	(7,438)
Provision for loan losses	6,377	19,190
Net interest loss after provision for loan losses	(17,785)	(26,628)
Other income (expenses), net	(13,686)	(16,913)
Loss before income taxes and undistributed earnings of subsidiaries	(31,471)	(43,541)
Income tax benefit	7,013	5,328
Loss before undistributed earnings of subsidiaries	(24,458)	(38,213)
Undistributed earnings of subsidiaries	22,696	28,041
Net income (loss) attributable to parent company	$(1,762)	$(10,172)

Condensed Statements of Other Comprehensive Income (Loss)

(Dollars in thousands)	Year Ended December 31, 2019	Nine Months Ended December 31, 2018
Net income (loss)	$(1,762)	$(10,172)
Other comprehensive income (loss)	1,081	(82)
Total comprehensive income (loss) attributable to Medallion Financial	$(681)	$(10,254)

Condensed Statements of Cash Flow

(Dollars in thousands)	Year Ended December 31, 2019	Nine Months Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES Net income (loss)	$(1,762)	$(10,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(22,696)	(28,041)
Provision for loan losses	6,377	19,190
Depreciation and amortization	5,484	5,451
Change in deferred and other tax assets/liabilities, net	(2,225)	4,512
Proceeds from sales of loan collateral in process of foreclosure	2,403	487
Net change in loan collateral in process of foreclosure	906	678
Net change in unrealized depreciation on investments	1,786	—
Stock-based compensation expense	1,221	425
Decrease in other assets	988	4,073
Increase in deferred financing costs	(1,297)	—
Decrease in intercompany payables	(8,448)	(3,368)
Increase in other liabilities	(1,759)	4,237
Net cash used by operating activities	(19,022)	(2,528)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(3,312)	(309)
Proceeds from principal receipts, sales, and maturities of loans and investments	2,313	10,900
Purchases of investments	(1,125)	—
Dividends from subsidiaries	6,248	5,200
Net cash provided by investing activities	4,124	15,791
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	36,000	—
Repayments of funds borrowed	(17,735)	(17,208)
Net cash provided by (used for) financing activities	18,265	(17,208)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,367	(3,945)
Cash and cash equivalents, beginning of period	1,110	5,055
Cash and cash equivalents, end of period	$4,477	$1,110

(23) VARIABLE INTEREST ENTITIES (VIE)

During the 2018 third quarter, the Company determined that Trust III was a VIE. Trust III had been consolidated as a subsidiary of MFC historically, although it should have been consolidated under the variable interest model, since MFC was its primary beneficiary until October 31, 2018. Trust III is a VIE since the key decision-making authority rests in the servicing agreement (where MFC is the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights are considered a variable interest. This conclusion is supported by a qualitative assessment that Trust III does not have sufficient equity at risk. Since the inception of Trust III, MFC had also been party to a limited guaranty which was considered a variable interest because, pursuant to the guaranty, MFC absorbed variability as a result of the on-going performance of the loans in Trust III. As of October 31, 2018, the Company determined that MFC was no longer the primary beneficiary of Trust III and accordingly deconsolidated the VIE, leading to a net gain of $25,325,000 recorded as well as a new promissory note payable by MFC of $1,400,000 issued in settlement of the limited guaranty (see Note 7 for more details). The Company’s interest in Trust III is accounted for as an equity investment and has a value of $0 as of December 31, 2019 and 2018. In addition, the Company remains the servicer of the assets of Trust III for a fee.

In December 2008, Trust III entered into the DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC, or the DZ loan. The loan, which has an outstanding balance of $88,780,000, currently terminates on November 15, 2020. Borrowings under the DZ loan are collateralized by Trust III’s assets.

(24) SUBSEQUENT EVENTS

The Company evaluated the effects of events that have occurred subsequent to the year ended December 31, 2019, through the date of financial statement issuance.

As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which may negatively and materially affect the financial position, results of operations, and cash flows of the Company.  The COVID-19 outbreak in the US has disrupted the Company’s operations through its impact on its employees, borrowers, investee companies and their businesses.  Disruptions to the Company’s borrowers and investee companies may impair their ability to fulfill their obligations to the Company, and result in increased risk of delinquencies, defaults, foreclosures, declining collateral values, loan losses, and other financial impacts.  The Company has taken steps to operate through this crisis, for example, by having employees work remotely, and negotiating with borrowers and lenders alike as to payment terms.  The duration of these uncertainties and the ultimate financial effects cannot be reasonably estimated at this time, but could be material.