Form 10-Q
period 2020-03-31
MEDALLION FINANCIAL CORP
filed 2020-05-07
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 6, 2020 was 24,806,656.

MEDALLION FINANCIAL CORP.

FORM 10-Q

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. In particular any forward-looking statements are subject to the risks and great uncertainties associated with the ongoing COVID-19 pandemic and the related impact on the US and global economies.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a finance company, organized as a Delaware corporation that includes Medallion Bank, our primary operating subsidiary. In recent years, our strategic growth has been through Medallion Bank, which originates consumer loans for the purchase of recreational vehicles, boats, and trailers and to finance small-scale home improvements. We historically have had a leading position in originating, acquiring, and servicing loans that finance taxi medallions and various types of commercial businesses.

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). In January 2017, we announced our plans to transform our overall strategy. We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. Total assets under management, which includes assets serviced for third party investors, were $1,647,000,000 as of March 31, 2020, and were $1,660,000,000 as of December 31, 2019, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

Our consolidated balance sheet as of March 31, 2020, and the related consolidated statements of operations, consolidated statements of other comprehensive income/(loss), consolidated statements of stockholders’ equity and cash flows for the quarter then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2020 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(Dollars in thousands, except share and per share data)	March 31, 2020	December 31, 2019
Assets
Cash(1)	$15,817	$17,700
Federal funds sold	39,680	50,121
Equity investments	10,341	10,079
Investment securities	46,127	48,998
Loans	1,183,779	1,160,855
Allowance for losses	(54,057)	(46,093)
Net loans receivable	1,129,722	1,114,762
Accrued interest receivable	8,536	8,662
Property, equipment, and right-of-use lease asset, net	13,873	14,375
Loan collateral in process of foreclosure(2)	46,817	52,711
Goodwill	150,803	150,803
Intangible assets, net	52,175	52,536
Income tax receivable	1,126	1,516
Other assets	19,378	19,404
Total assets	$1,534,395	$1,541,667
Liabilities
Accounts payable and accrued expenses(3)	$20,126	$16,234
Accrued interest payable	3,300	4,398
Deposits(4)	960,126	951,651
Short-term borrowings	60,904	38,223
Deferred tax liabilities	6,239	9,341
Operating lease liabilities	12,186	12,738
Long-term debt(5)	150,941	174,614
Total liabilities	1,213,822	1,207,199
Commitments and contingencies(6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 27,757,899 shares at March 31, 2020 and 27,597,802 shares at December 31, 2019 issued)	278	276
Additional paid in capital	275,975	275,511
Treasury stock (2,951,243 shares at March 31, 2020 and December 31, 2019)	(24,919)	(24,919)
Accumulated other comprehensive income	1,146	999
Retained earnings	(2,362)	11,281
Total stockholders’ equity	250,118	263,148
Non-controlling interest in consolidated subsidiaries	70,455	71,320
Total equity	320,573	334,468
Total liabilities and equity	$1,534,395	$1,541,667
Number of shares outstanding	24,806,656	24,646,559
Book value per share	$10.08	$10.68

(1)	Includes restricted cash of $2,970 as of March 31, 2020.
(2)

Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $9,157 as of March 31, 2020 and $8,163 as of December 31, 2019.

(3)	Includes the short-term portion of lease liabilities of $2,112 and $2,085 as of March 31, 2020 and December 31, 2019. Refer to Note 6 for more details.
(4)	Includes $2,390 and $2,594 of deferred financing costs as of March 31, 2020 and December 31, 2019.
(5)	Includes $2,284 and $2,511 of deferred financing costs as of March 31, 2020 and December 31, 2019.
(6)	Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2020	2019
Interest and fees on loans	$35,019	$29,439
Interest and dividends on investment securities	470	566
Medallion lease income	53	38
Total interest income(1)	35,542	30,043
Interest on deposits	5,941	4,921
Interest on short-term borrowings	564	982
Interest on long-term debt	2,495	1,819
Total interest expense(2)	9,000	7,722
Net interest income	26,542	22,321
Provision for loan losses	16,541	13,343
Net interest income after provision for loan losses	10,001	8,978
Other income (loss)
Sponsorship and race winnings	2,573	3,179
Write-down of loan collateral in process of foreclosure	(6,286)	(2,119)
Impairment of equity investments	(3,510)	—
Gain on the extinguishment of debt	—	4,145
Other income	243	1,658
Total other income (loss), net	(6,980)	6,863
Other expenses
Salaries and employee benefits	6,933	5,341
Professional fees	3,589	1,636
Race team related expenses	2,130	1,998
Loan servicing fees	1,612	1,194
Collection costs	1,229	638
Rent expense	697	600
Regulatory fees	365	447
Amortization of intangible assets	361	361
Travel, meals, and entertainment	208	265
Other expenses	2,147	2,222
Total other expenses	19,271	14,702
Income (loss) before income taxes	(16,250)	1,139
Income tax benefit	3,249	256
Net income (loss) after taxes	(13,001)	1,395
Less: income attributable to the non-controlling interest	642	167
Total net income (loss) attributable to Medallion Financial Corp.	$(13,643)	$1,228
Basic net income (loss) per share	$(0.56)	$0.05
Diluted net income (loss) per share	$(0.56)	$0.05
Distributions declared per share	$—	$—
Weighted average common shares outstanding
Basic	24,401,773	24,288,263
Diluted	24,401,773	24,616,890

(1)	Included in interest and investment income is $293 and $237 of paid-in-kind interest for the three months ended March 31, 2020 and 2019.
(2)	Average borrowings outstanding were $1,164,483 and $1,067,075, and the related average borrowing costs were 3.11% and 2.93%, for the three months ended March 31, 2020 and 2019.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net income (loss) after taxes from operations	$(13,001)	$1,395
Other comprehensive income, net of tax	147	669
Total comprehensive income (loss)	(12,854)	2,064
Less comprehensive income attributable to the non-controlling interest	642	167
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$(13,496)	$1,897

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2019	27,597,802	$276	—	$275,511	(2,951,243)	$(24,919)	$11,281	$999	$263,148	$71,320	$334,468
Net income (loss)	—	—	—	—	—	—	(13,643)	—	(13,643)	642	(13,001)
Distributions to non- controlling interest	—	—	—	—	—	—	—	—	—	(1,507)	(1,507)
Stock-based compensation	—	2	—	464	—	—	—	—	466	—	466
Issuance of restricted stock, net	165,674	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,577)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	147	147	—	147
Balance at March 31, 2020	27,757,899	$278	—	$275,975	(2,951,243)	$(24,919)	$(2,362)	$1,146	$250,118	$70,455	$320,573

.

(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	27,385,600	$274	—	$274,292	(2,951,243)	$(24,919)	$13,043	$(82)	$262,608	$27,596	$290,204
Net income	—	—	—	—	—	—	1,228	—	1,228	167	1,395
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation expense	—	1	—	164	—	—	—	—	165	—	165
Issuance of restricted stock, net	163,098	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(1,699)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	669	669	—	669
Balance at March 31, 2019	27,546,999	$275	—	$274,456	(2,951,243)	$(24,919)	$14,271	$587	$264,670	$27,171	$291,841

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,001)	$1,395
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Provision for loan losses	16,541	13,343
Paid-in-kind interest	(293)	(237)
Depreciation and amortization	1,590	2,046
(Decrease) increase in deferred and other tax liabilities	(2,713)	65
Amortization of origination fees, net	1,304	1,151
Net change in loan collateral in process of foreclosure	8,825	3,757
Net realized losses on investments	3,554	—
Net change in unrealized depreciation (appreciation) on investments	—	(598)
Stock-based compensation expense	466	165
Gain on extinguishment of debt	—	(4,145)
Decrease in accrued interest receivable	125	305
(Increase) decrease in other assets	205	(2,144)
Increase (decrease) in accounts payable and accrued expenses	1,249	(3,355)
Decrease in accrued interest payable	(1,062)	(687)
Net cash provided by operating activities	16,790	11,061
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(107,149)	(92,533)
Proceeds from principal receipts, sales, and maturities of loans	67,368	62,239
Purchases of investments	(6,541)	(50)
Proceeds from principal receipts, sales, and maturities of investments	7,692	2,456
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	4,007	5,026
Net cash used for investing activities	(34,623)	(22,862)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	114,418	118,586
Repayments of time deposits and funds borrowed	(107,402)	(77,785)
Distributions to non-controlling interests	(1,507)	(592)
Payments of declared distributions	—	—
Net cash provided by financing activities	5,509	40,209
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(12,324)	28,408
Cash, cash equivalents and restricted cash, beginning of period(1)	67,821	57,713
Cash, cash equivalents and restricted cash, end of period(1)	$55,497	$86,121
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$9,339	$7,887
Cash paid during the period for income taxes	3	14
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure	$6,938	$9,096

(1)	Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxi medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. Subsequent to its formation, the Bank began originating consumer loans to finance the purchases of recreational vehicles, or RVs, boats, and other related items, and to finance small scale home improvements. The Company also conducts business through Medallion Funding LLC, or MFC, a Small Business Investment Company, or SBIC, which originates and services medallion and commercial loans.

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

Taxi Medallion Loan Trust III, or Trust III, was established for the purpose of owning medallion loans originated by MFC or others. Trust III is a variable interest entity, or VIE, and MFC was the primary beneficiary until the 2018 fourth quarter. As a result, the Company consolidated Trust III in its financial results until consummation of a restructuring in the 2018 fourth quarter. For a discussion of the restructuring, see Note 15. Trust III is a separate legal and corporate entity with its own creditors which, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,083,000 at March 31, 2020, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, together, Medallion Chicago, purchased $8,689,000 of City of Chicago taxi medallions out of foreclosure, some of which are leased to fleet operators. The 159 medallions are carried at a net realizable value of $3,091,000 in other assets on the Company’s consolidated balance sheet at March 31, 2020, compared to a net realizable value of $3,091,000 and $4,676,000 at December 31, 2019 and March 31, 2019.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US, or GAAP, requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions change, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of loans and loan collateral in process of foreclosure, goodwill and intangible assets, and investments, among other effects.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions, balances, and profits (losses) have been eliminated in consolidation.

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

Fair Value of Assets and Liabilities

The Company follows the Financial Accounting Standards Board, or FASB, FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 12 and 13 to the consolidated financial statements.

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with readily determinable fair value to be valued as such, and those that do not to be measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10,341,000 and $10,079,000 at March 31, 2020 and December 31, 2019, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of March 31, 2020 and December 31, 2019, the Company determined that there were no impairment or observable price change.

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $252,000 at March 31, 2020 and $248,000 at December 31, 2019, and $55,000 and $12,000 was amortized to interest income for the three months ended March 31, 2020 and 2019. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. Effective April 2, 2018, the Company withdrew its previous election to be regulated as a business development company under the Investment Company Act of 1940, and therefore changed the Company’s financial reporting from investment company accounting to bank holding company accounting. As a result, the existing loan balances were adjusted to fair value in connection with the change in reporting, and balances, net of reserves and fees, became the opening balances.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2020 and December 31, 2019, net loan origination costs were $18,379,000 and $17,839,000. Net amortization to income for the three months ended March 31, 2020 and 2019 was $1,304,000 and $1,151,000.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as a recovery. Total loans 90 days or more past due were $7,014,000 at March 31, 2020, or 0.60% of the total loan portfolio, compared to $8,663,000, or 0.76% at December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law to address the economic impacts of the COVID-19 pandemic. Under the CARES Act and related guidance from the FDIC, the Company can temporarily suspend its delinquency and nonperforming treatment for certain loans that have been granted a payment accommodation that facilitates the borrowers’ ability to work through the immediate impact of the virus. Borrowers who were current prior to becoming affected by COVID-19 and then receive payment accommodations as a result of the effects of the COVID-19 pandemic, generally are not reported as past due if all payments are current in accordance with the revised terms of the loans.   The

Company has chosen to apply this part of the CARES Act in connection with eligible accommodations and will not report the applicable loans as past due for any payments not made during the deferment period.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants concessions to the borrower for other than an insignificant period of time that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans. Beginning in the third quarter 2019, all consumer loans which are party to a Chapter 13 bankruptcy are immediately classified as TDRs. The Company’s policy with regard to bankrupt loans is take an immediate 40% write down of the loan balance. Under the CARES Act, during the applicable period beginning March 1, 2020 and ending on the earlier of December 31, 2020 or 60 days after the date which the coronavirus, or COVID-19, national emergency terminates, companies may elect to (a) suspend the requirements of US GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs and (b) suspend any determination of a loan modified as a result of the effects of COVID-19 as a TDR, including impairment for accounting purposes. Any such suspension is applicable for the term of the loan modification, but solely with respect to any modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019, and shall not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. As of March 31, 2020, there were no consumer or medallion loan modifications related to COVID-19 that would have otherwise been classified as a TDR, and therefore there was no need for the Company to elect this relief under the CARES Act during the quarter. However, we expect to have loan modifications related to COVID-19 that would apply under this provision of the CARES Act in the future.

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

The Company had $24,881,000 and $28,833,000 of net loans pledged as collateral under borrowing arrangements at March 31, 2020 and December 31, 2019.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $108,515,000 at March 31, 2020 and $113,581,000 at December 31, 2019. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, which relates to servicing assets held by MFC (related to the remaining assets in Trust III) and the Bank, and determined that no material servicing asset or liability existed as of March 31, 2020 and December 31, 2019. The Company assigned its servicing rights of the Bank’s portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from the Bank by MSC.

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at. For medallion loans, delinquent nonperforming loans are valued at the median sales price over the most recent quarter, non-delinquent nonperforming loans are valued at the discounted cash flow if such loans were modified and it is clear that sources other than the taxi business were instrumental in keeping such loans current, and performing medallion loans are reserved utilizing historical loss ratios over a three-year lookback period. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result, reserves of $2,469,000 were recorded by the Company as a general reserve on medallion loans as an additional buffer against future losses, not including the Bank’s general reserve of $17,351,000 which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded a general reserve benefit of $7,266,000. As a result of COVID-19, there was an increase in the reserve percentages ranging 25-50 basis points due to the uncertainty and potential impact on the consumer business. In addition, the Company continues to monitor the impact of COVID-19 on the consumer, commercial and medallion loans. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the change to bank holding company accounting, and was subject to a purchase price accounting allocation process conducted by an independent third party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of March 31, 2020, December 31, 2019, and March 31, 2019, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $52,175,000, $52,536,000 and $53,620,000, and the Company recognized $361,000 and $361,000 of amortization expense on the intangible assets for the three months ended March 31, 2020 and 2019. Additionally, loan portfolio premiums of $12,387,000 were determined as of April 2, 2018, of which $5,429,000, $5,758,000, and $7,956,000 were outstanding at March 31, 2020, December 31, 2019, and March 31, 2019, and of which $329,000 and $1,092,000 were amortized to interest income for the three months ended March 31, 2020 and 2019. The Company engaged an expert to assess the goodwill and intangibles for impairment at December 31, 2019, who concluded there was no impairment on the Bank and on the RPAC intangible asset. The Company reviewed the goodwill related to the Bank and the RPAC intangible assets and even with the current COVID-19 pandemic, concluded that there was no additional impairment as of March 31, 2020.

The table below shows the details of the intangible assets as of the dates presented.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Brand-related intellectual property	$19,800	$20,075
Home improvement contractor relationships	6,210	6,296
Race organization	26,165	26,165
Total intangible assets	$52,175	$52,536

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $121,000 and $100,000 for the three months ended March 31, 2020 and 2019.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $723,000 and $520,000 for the three months ended March 31, 2020 and 2019. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $4,674,000, $5,105,000, and $4,411,000 as of March 31, 2020, December 31, 2019, and March 31, 2019.

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

Earnings (Loss) Per Share (EPS)

Basic earnings (loss) per share are computed by dividing net income (loss) resulting from operations available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, or if restricted stock vests, and has been computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and restricted stock. The Company uses the treasury stock method to calculate diluted EPS, which is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants, including unvested compensation expense related to the shares, in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2020	2019
Net income (loss) resulting from operations available to common stockholders	$(13,643)	$1,228
Weighted average common shares outstanding applicable to basic EPS	24,401,773	24,288,263
Effect of dilutive stock options	—	17,423
Effect of restricted stock grants	—	311,204
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,401,773	24,616,890
Basic income (loss) per share	$(0.56)	$0.05
Diluted income (loss) per share	(0.56)	0.05

Potentially dilutive common shares excluded from the above calculations aggregated 807,368 and 471,000 shares as of March 31, 2020 and 2019.

Stock Compensation

The Company follows FASB ASC Topic 718, or ASC 718, Compensation – Stock Compensation, for its equity incentive, stock option, and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options are reflected in net income resulting from operations for any new grants using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock are reflected in net income resulting from operations for any new grants using the grant date fair value of the shares granted, expensed over the vesting period of the underlying stock.

During the three months ended March 31, 2020 and 2019, the Company issued 165,674 and 163,098 of restricted shares of stock-based compensation awards, issued 335,773 and 374,377 shares of other stock-based compensation awards, and issued no restricted stock units and recognized $466,000 and $165,000, or $0.02 and $0.01 per share, for each period, of non-cash stock-based compensation expense related to the grants. As of March 31, 2020, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $3,369,000, which is expected to be recognized over the next 16 quarters (see Note 8).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of March 31, 2020, the Bank’s Tier 1 leverage ratio was 18.78%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well- Capitalized	March 31, 2020	December 31, 2019
Common equity Tier 1 capital	—	—	$154,592	$158,187
Tier 1 capital	—	—	223,380	226,975
Total capital	—	—	238,691	241,842
Average assets	—	—	1,189,201	1,172,866
Risk-weighted assets	—	—	1,174,118	1,144,337
Leverage ratio(1)	4.0%	5.0%	18.8%	19.4%
Common equity Tier 1 capital ratio(2)	7.0	6.5	13.2	13.8
Tier 1 capital ratio(3)	8.5	8.0	19.0	19.8
Total capital ratio(3)	10.5	10.0	20.3	21.1

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of March 31, 2020 and December 31, 2019 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both March 31, 2020 and December 31, 2019.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12 “Income Taxes, or Topic 740: Simplifying the Accounting for Income Taxes.” The objective of this update is to simplify the accounting for income taxes by removing certain exceptions to the general principles and improve consistent application of and simplify other areas of Topic 740. The amendments in this update are effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial condition.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 to defer implementation of the standard for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. The Company is assessing the impact the update will have on its financial statements, and expects the update to have a material impact on the Company’s accounting for estimated credit losses on its loans.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

Fixed maturity securities available for sale as of March 31, 2020 and December 31, 2019 consisted of the following:

March 31, 2020 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$35,237	$746	$(139)	$35,844
State and municipalities	10,301	55	(73)	10,283
Total	$45,538	$801	$(212)	$46,127

December 31, 2019 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$36,335	$411	$(112)	$36,634
State and municipalities	12,279	186	(101)	12,364
Total	$48,614	$597	$(213)	$48,998

The amortized cost and estimated market value of investment securities as of March 31, 2020 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$25	$25
Due after one year through five years	11,901	12,001
Due after five years through ten years	10,490	10,663
Due after ten years	23,122	23,438
Total	$45,538	$46,127

The following tables show information pertaining to securities with gross unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
March 31, 2020 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(139)	$6,361	$—	$—
State and municipalities	(22)	3,642	(51)	2,169
Total	$(161)	$10,003	$(51)	$2,169

	Less than Twelve Months		Twelve Months and Over
December 31, 2019 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(74)	$8,291	$(38)	$4,939
State and municipalities	(17)	2,099	(84)	2,739
Total	$(91)	$10,390	$(122)	$7,678

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at March 31, 2020 and December 31, 2019.

	As of March 31, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$735,175	62%	$713,332	62%
Home improvement	255,899	22	247,324	21
Commercial	68,257	6	69,767	6
Medallion	124,448	10	130,432	11
Total gross loans	1,183,779	100%	1,160,855	100%
Allowance for loan losses	(54,057)		(46,093)
Total net loans	$1,129,722		$1,114,762

The following tables show the activity of the gross loans for the three ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$1,160,855
Loan originations	69,643	33,465	2,175	—	105,283
Principal payments	(37,070)	(24,225)	(3,999)	(2,075)	(67,369)
Charge-offs, net	(6,382)	(636)	—	(1,559)	(8,577)
Transfer to loan collateral in process of foreclosure, net	(4,779)	—	—	(2,159)	(6,938)
Amortization of origination costs	(1,728)	441	2	(19)	(1,304)
Amortization of loan premium	(52)	(86)	—	(191)	(329)
FASB origination costs	2,211	(384)	19	19	1,865
Paid-in-kind interest	—	—	293	—	293
Gross loans – March 31, 2020	$735,175	$255,899	$68,257	$124,448	$1,183,779

Three Months Ended March 31, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	63,632	26,647	500	—	90,779
Principal payments	(33,373)	(15,849)	(9,580)	(3,438)	(62,240)
Charge-offs, net	(4,929)	(159)	—	(7,788)	(12,876)
Transfer to loan collateral in process of foreclosure, net	(3,391)	—	—	(5,705)	(9,096)
Amortization of origination costs	(1,438)	346	29	(88)	(1,151)
Amortization of loan premium	(70)	(109)	—	(913)	(1,092)
FASB origination costs	2,530	(756)	(58)	41	1,757
Paid-in-kind interest	—	—	237	—	237
Gross loans – March 31, 2019	$609,999	$193,275	$55,211	$165,715	$1,024,200

The following table sets forth the activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Allowance for loan losses – beginning balance	$46,093	$36,395
Charge-offs
Recreation	(8,244)	(6,525)
Home improvement	(1,011)	(549)
Commercial	—	—
Medallion	(1,924)	(8,788)
Total charge-offs	(11,179)	(15,862)
Recoveries
Recreation	1,862	1,596
Home improvement	375	390
Commercial	—	—
Medallion	365	1,000
Total recoveries	2,602	2,986
Net charge-offs(1)	(8,577)	(12,876)
Provision for loan losses	16,541	13,343
Allowance for loan losses – ending balance(2)	$54,057	$36,862

(1)

As of March 31, 2020, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $243,428, representing collection opportunities for the Company.

(2)

Includes $2,469 of a general reserve for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 5% of the total allowance, and 2.07% of the medallion loans under 90 days past due as of March 31, 2020. This figure excludes $17,351 of a general reserve on loans at the Bank, which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded a general reserve benefit of $7,266.

The following tables set forth the allowance for loan losses by type as of March 31, 2020 and December 31, 2019.

March 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$22,294	41%	3.03%
Home improvement	3,507	7	1.37
Commercial	—	—	0.00
Medallion	28,256	52	22.71
Total	$54,057	100%	4.57%

December 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$18,075	39%	2.53%
Home improvement	2,608	6	1.05
Commercial	—	—	—
Medallion	25,410	55	19.48
Total	$46,093	100%	3.97%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Total nonaccrual loans	$61,635	$26,484	$21,549
Interest foregone quarter to date	623	1,121	403
Amount of foregone interest applied to principal in the quarter	52	53	115
Interest foregone life to date	3,358	2,744	1,634
Amount of foregone interest applied to principal life to date	494	471	819
Percentage of nonaccrual loans to gross loan portfolio	5%	2%	2%

The following tables present the performance status of loans as of March 31, 2020 and December 31, 2019.

March 31, 2020 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$727,847	$7,328		$735,175	1.00%
Home improvement	255,677	222		255,899	0.09
Commercial	56,395	11,862		68,257	17.38
Medallion	81,856	42,592		124,448	34.22
Total	$1,121,775	$62,004	(1)	$1,183,779	5.24%

December 31, 2019 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$705,070	$8,262		$713,332	1.16%
Home improvement	247,139	185		247,324	0.07
Commercial	57,905	11,862		69,767	17.00
Medallion	88,248	42,184		130,432	32.34
Total	$1,098,362	$62,493	(1)	$1,160,855	5.38%

(1)	Includes $369 and $36,009 of TDRs as of March 31, 2020 and December 31, 2019, which are accruing and paying currently, but which are considered nonperforming loans under GAAP.

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of March 31, 2020 and 2019, and December 31, 2019, all of which had an allowance recorded against the principal balance.

	March 31, 2020			For the Three Months Ended March 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Recreation	$7,328	$7,328	$318	$7,456	$161
Home improvement	222	222	4	222	—
Commercial	11,862	11,867	—	11,976	1
Medallion	42,592	43,081	20,011	45,105	415
Total nonperforming loans with an allowance	$62,004	$62,498	$20,333	$64,759	$577

	December 31, 2019			March 31, 2019			For the Three Months Ended March 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$8,262	$8,262	$329	$5,137	$5,137	$183	$5,173	$132
Home improvement	185	185	3	158	158	3	158	—
Commercial	11,862	11,867	—	4,265	4,360	455	4,233	—
Medallion	42,184	42,650	14,824	23,692	24,416	19,116	26,942	153
Total nonperforming loans with an allowance	$62,493	$62,964	$15,156	$33,252	$34,071	$19,757	$36,506	$285

The following tables show the aging of all loans as of March 31, 2020 and December 31, 2019.

	Days Past Due
March 31, 2020 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$28,231	$6,660	$5,225	$40,116	$671,107	$711,223	$—
Home improvement	912	164	220	1,296	258,136	259,432	—
Commercial	—	—	107	107	68,150	68,257	—
Medallion	12,718	15,996	1,462	30,176	90,318	120,494	—
Total	$41,861	$22,820	$7,014	$71,695	$1,087,711	$1,159,406	$—

(1)	Excludes loan premiums of $5,429 resulting from purchase price accounting and $18,944 of capitalized loan origination costs.

	Days Past Due
December 31, 2019 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$27,357	$8,426	$5,800	$41,583	$648,227	$689,810	$—
Home improvement	931	427	184	1,542	249,288	250,830	—
Commercial	—	—	107	107	69,660	69,767	—
Medallion	12,491	2,118	2,572	17,181	109,106	126,287	—
Total	$40,779	$10,971	$8,663	$60,413	$1,076,281	$1,136,694	$—

(1)	Excludes loan premiums of $5,758 resulting from purchase price accounting and $18,403 of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 244%, 190%, and 213% as of March 31, 2020, December 31, 2019, and March 31, 2019.

The following table shows the TDRs which the Company entered into during the three months ended March 31, 2020.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	33	$502	$434
Medallion loans	13	1,121	1,121

During the twelve months ended March 31, 2020, 28 medallion loans modified as TDRs were in default and had an investment value of $13,113,000 as of March 31, 2020, net of a $6,868,000 allowance for loan losses, and 106 recreation loans modified as TDRs were in default and had an investment value of $1,115,000 as of March 31, 2020, net of a $48,000 allowance for loan losses.

The following table shows the troubled debt restructurings which the Company entered into during the three months ended March 31, 2019.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Medallion loans	7	$2,895	$2,895

During the twelve months ended March 31, 2019, four loans modified as TDRs were in default and had an investment value of $1,396,000 as of March 31, 2019, net of a $938,000 allowance for loan losses.

The following tables show the activity of the loan collateral in process of foreclosure, which relate only to the recreation and medallion loans, for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	4,779	2,159	6,938
Sales	(1,999)	(300)	(2,299)
Cash payments received	—	(1,708)	(1,708)
Collateral valuation adjustments	(2,539)	(6,286)	(8,825)
Loan collateral in process of foreclosure – March 31, 2020	$1,717	$45,100	$46,817

Three Months Ended March 31, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	3,391	5,705	9,096
Sales	(2,076)	(377)	(2,453)
Cash payments received	—	(2,573)	(2,573)
Collateral valuation adjustments	(1,638)	(2,119)	(3,757)
Loan collateral in process of foreclosure – March 31, 2019	$1,180	$48,628	$49,808

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Twelve Months Ending March 31,
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	March 31, 2020(1)	December 31, 2019(1)	Interest Rate (2)
Deposits	$299,462	$267,101	$213,842	$124,156	$57,955	$—	$962,516	$954,245	2.25%
SBA debentures and borrowings	28,951	—	5,000	2,500	12,500	22,500	71,451	71,746	3.42
Retail and privately placed notes	—	33,625	—	36,000	—	—	69,625	69,625	8.61
Notes payable to banks	31,453	280	280	210	—	—	32,223	33,183	3.88
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	3.13
Other borrowings	500	7,330	—	—	—	—	7,830	7,794	2.00
Total	$360,366	$308,336	$219,122	$162,866	$70,455	$55,500	$1,176,645	$1,169,593	2.77%

(1)	Excludes deferred financing costs of $4,674 and $5,105 as of March 31, 2020 and December 31, 2019.
(2)	Weighted average contractual rate as of March 31, 2020.

(A) DEPOSITS

Deposits are raised through the use of investment brokerage firms who package deposits qualifying for FDIC insurance into pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. All time deposits are in denominations of less than $250,000 and have been originated through certificates of deposit broker relationships. The table presents time deposits of $100,000 or more by their maturity as of March 31, 2020.

(Dollars in thousands)	March 31, 2020
Three months or less	$111,413
Over three months through six months	101,258
Over six months through one year	86,791
Over one year	663,054
Total deposits	$962,516

(B) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum, required a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018 (which was paid) and a minimum of $7,600,000 of principal and interest to be paid on or before March 27, 2019 (which was paid), and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date, which was subsequently extended to June 1, 2020. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations and warranties and covenants defaults. As of March 31, 2020, $172,485,000 of commitments had been fully utilized, there were $3,000,000 of commitments available, and $71,451,000 was outstanding, including $20,451,000 under the SBA Note.

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of March 31, 2020.

(Dollars in thousands)
Borrower	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at March 31, 2020	Payment	Average Interest Rate at March 31, 2020	Interest Rate Index(1)
Medallion Financial Corp.	5/5	4/11 - 8/14	9/20 - 3/21	Term loans and demand notes secured by pledged loans(2)	$20,416	(2)	$20,416	Interest only(3)	4.07%	Various(3)
Medallion Chicago	2/23	11/11 - 12/11	2/21	Term loans secured by owned Chicago medallions(4)	18,449		10,687	$134 of principal & interest paid monthly	3.50%	N/A
Medallion Funding	1/1	11/18	12/23		1,400		1,120	$70 principal & interest paid quarterly	4.00%	N/A
					$40,265		$32,223

(1)	At March 31, 2020, 30 day LIBOR was 0.99%, 360 day LIBOR was 1.00%, and the prime rate was 3.25%.
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

On July 6, 2019, the Company paid $10,819,000 at maturity in satisfaction of all its outstanding obligations under one of its credit facilities. In connection with this payment, the Company obtained a waiver from one of its other lenders, with a term note of $2,150,000, of certain resulting repayment and other obligations, which waiver expires on December 15, 2020.

In March 2019, the Company used some of the proceeds of the privately placed notes to pay off one of the notes payable to banks at a 50% discount, resulting in a gain on debt extinguishment of $4,145,000 in the 2019 first quarter.

In November 2018, MFC entered into a note to the benefit of DZ Bank for $1,400,000 at a 4.00% interest rate due December 2023, as part of the restructuring of the DZ loan. See Note 15 for more information.

As a result of the anticipated cash flow shortages due to the slowdown in the taxi industry resulting from the COVID-19 pandemic, the Company received 60-90 day payment deferrals terminating between May and June for the notes payable to banks described above. The Company is currently in the process of requesting extensions of such deferrals; however, there can be no assurance that such extensions will be received.

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

(E) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (1.45% at March 31, 2020) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At March 31, 2020, $33,000,000 was outstanding on the preferred securities.

(F) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty (refer to Note 11 for more details). At March 31, 2020, the total outstanding on these notes was $7,330,000 at a 2.00% annual interest rate compounded monthly and due March 31, 2022. Additionally, RPAC has a short term promissory note to an unrelated party for $500,000 due on December 31, 2020.

(G) COVENANT COMPLIANCE

Certain of the Company’s debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth. The Company was not in compliance with a financial covenant with respect to one of the Company’s notes payable to banks as of March 31, 2020. The Company has requested to amend such covenant in the loan agreement with such lender. Historically, the Company has received approvals for similar amendments. However, there can be no assurance that such approval will be received. Except as previously set forth, the Company was in compliance with such restrictions as of March 31, 2020.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three months ended March 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Operating lease costs	$596	$531
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	692	587
Right-of-use asset obtained in exchange for lease liability	(14)	(16)

The following table presents the breakout of the operating leases as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$12,973	$13,482
Other current liabilities	2,112	2,085
Operating lease liabilities	12,186	12,738
Total operating lease liabilities	14,298	14,823
Weighted average remaining lease term	7.1 years	7.3 years
Weighted average discount rate	5.54%	5.54%

At March 31, 2020, maturities of the lease liabilities were as follows.

(Dollars in thousands)
Remainder of 2020	$1,928
2021	2,473
2022	2,411
2023	2,356
2024	2,373
Thereafter	5,962
Total lease payments	$17,503
Less imputed interest	3,205
Total operating lease liabilities	$14,298

(7) INCOME TAXES

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Goodwill and other intangibles	$(45,423)	$(45,595)
Provision for loan losses	20,748	19,198
Net operating loss carryforwards(1)	24,327	22,607
Accrued expenses, compensation, and other assets	1,701	1,701
Unrealized gains on other investments	(7,130)	(6,790)
Total deferred tax liability	(5,777)	(8,879)
Valuation allowance	(462)	(462)
Deferred tax liability, net	(6,239)	(9,341)
Taxes receivable	1,126	1,516
Net deferred and other tax liabilities	$(5,113)	$(7,825)

(1)

As of March 31, 2020, the Company and its subsidiaries had an estimated $96,586 of net operating loss carryforwards, $1,712 of which expire at various dates between December 31, 2026 and December 31, 2035, which had a net asset value of $23,865 as of March 31, 2020.

The components of our tax benefit for the three months ended March 31, 2020 and 2019 were as follows.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Current
Federal	$—	$(869)
State	(86)	(823)
Deferred
Federal	2,525	610
State	810	1,338
Net benefit for income taxes	$3,249	$256

The following table presents a reconciliation of statutory federal income tax (provision) benefit to consolidated actual income tax benefit for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Statutory Federal income tax (provision) benefit at 21%	$3,412	$(379)
State and local income taxes, net of federal income tax benefit	638	(107)
Change in state income tax accruals	(46)	686
Change in effective state income tax rate	(378)	—
Income attributable to non-controlling interest	(216)	—
Non deductible expenses	(214)	—
Other	53	56
Total income tax benefit	$3,249	$256

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of March 31, 2020.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2016 through the present are the more significant filings that are open for examination. Currently, the Company is undergoing various examinations covering the years 2016 to 2018.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, stock appreciation rights, etc. A total of 1,500,253 shares of the Company’s common stock are issuable under the 2018 Plan, and 289,285 remained issuable as of March 31, 2020. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At March 31, 2020, 871,228 options on the Company’s common stock were outstanding under the Company’s plans, of which 167,279 options were exercisable. Additionally there were 363,639 unvested shares of the Company’s common stock outstanding and 26,040 unvested restricted share units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.30 per share and $2.98 per share for the three months ended March 31, 2020 and 2019. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended March 31,
	2020	2019
Risk free interest rate	1.46%	2.39%
Expected dividend yield	—	0.79
Expected life of option in years(1)	6.25	6.25
Expected volatility(2)	50.18	48.45

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the three months ended March 31, 2020 and the 2019 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	144,666	$2.14-13.84	$7.23
Granted	449,450	5.21-7.25	6.61
Cancelled	(44,076)	6.55-13.84	9.00
Exercised(1)	—	—	—
Outstanding at December 31, 2019	550,040	2.14-13.53	6.58
Granted	335,773	6.68	6.68
Cancelled	(14,585)	6.55-7.25	6.67
Exercised(1)	—	—	—
Outstanding at March 31, 2020	871,228	2.14-13.53	6.62
Options exercisable at March 31, 2020(2)	167,279	$2.14-13.53	$6.79

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 for the three months ended March 31, 2020 and 2019.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2020 and the related exercise price of the underlying options, was $0 for outstanding options and $0 for exercisable options as of March 31, 2020. The remaining contractual life was 9.10 years for outstanding options and 7.73 years for exercisable options at March 31, 2020.

The following table presents the activity for the restricted stock programs for the three months ended March 31, 2020 and the 2019 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	190,915	$2.14-5.27	$4.06
Granted	216,148	4.80-7.25	6.59
Cancelled	(3,946)	3.93-6.55	4.97
Vested(1)	(118,238)	2.06-4.80	3.89
Outstanding at December 31, 2019	284,879	3.95-7.25	6.01
Granted	165,674	6.68	6.68
Cancelled	(5,577)	3.95-7.25	6.67
Vested(1)	(81,337)	3.95-6.55	5.41
Outstanding at March 31, 2020(2)	363,639	$4.39-7.25	$6.44

(1)	The aggregate fair value of the restricted stock vested was $553,000 and $623,000 for the three ended March 31, 2020 and 2019.
(2)	The aggregate fair value of the restricted stock was $676,000 as of March 31, 2020. The remaining vesting period was 2.89 years at March 31, 2020.

In addition, during the year ended December 31, 2019, the Company granted and has outstanding, 26,040 restricted stock units that vest in one year with a grant price of $4.80. These units have the option of deferring vesting until a future date if the employee makes a formal election under the guidelines of IRC Section 409A.

The following table presents the activity for the unvested options outstanding under the plans for the 2020 first quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	487,262	$2.14-7.25	$6.45
Granted	335,773	6.68	6.68
Cancelled	(14,148)	6.55-7.25	6.68
Vested	(104,939)	6.55	6.55
Outstanding at March 31, 2020	703,948	$2.14-7.25	$6.21

The intrinsic value of the options vested was $41,000 for the three months ended March 31, 2020.

(9) SEGMENT REPORTING

The Company has six business segments, which include four lending and two non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states, with the highest concentrations in Texas, Florida, and California at 16%, 10%, and 10% of loans outstanding and with no other states over 10% as of March 31, 2020. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 61%, 18%, and 13% of the segment portfolio as of March 31, 2020. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in swimming pools, roofs, windows, and solar panels, at 22%, 22%, 14%, and 12% of total home improvement loans outstanding, and with no other product lines over 10% as of March 31, 2020. The commercial lending segment focuses on enterprise wide industries, including manufacturing services, and various other industries, in which 57% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of the medallions, taxis, and related assets, of which 90% were in New York City as of March 31, 2020.

In addition, our non-operating segments include RPAC, which is a race car team, and our corporate and other investments segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements. As a result of COVID-19, the current year race season has been suspended until May 17, 2020 and the intention is to ensure the completion of all races scheduled.

As part of the segment reporting, capital ratios for all operating segments have been normalized at 20%, which approximates the percentage of consolidated total equity divided by total assets, with the net adjustment applied to corporate and other investments. In addition, the commercial segment exclusively represents the mezzanine lending business, and the legacy commercial loan business (immaterial to total) has been re-allocated to corporate and other investments for all periods presented.

The following tables present segment data as of and for the three months ended March 31, 2020 and 2019.

	Consumer Lending						Corp.
Three Months Ended March 31, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$26,334	$5,887	$1,758		$1,002	$—	$561	$35,542
Total interest expense	3,566	1,287	657		1,849	40	1,601	9,000
Net interest income (loss)	22,768	4,600	1,101		(847)	(40)	(1,040)	26,542
Provision for loan losses	10,601	1,536	—		4,404	—	—	16,541
Net interest income (loss) after loss provision	12,167	3,064	1,101		(5,251)	(40)	(1,040)	10,001
Sponsorship and race winnings	—	—	—		—	2,573	—	2,573
Race team related expenses	—	—	—		—	(2,130)	—	(2,130)
Other income (expense)	(7,372)	(2,340)	(895)		(8,573)	(1,845)	(5,669)	(26,694)
Net income (loss) before taxes	4,795	724	206		(13,824)	(1,442)	(6,709)	(16,250)
Income tax benefit (provision)	(1,226)	(185)	(51)		3,445	359	907	3,249
Net income (loss)	$3,569	$539	$155		$(10,379)	$(1,083)	$(5,802)	$(13,001)
Balance Sheet Data
Total loans, net	$712,881	$252,392	$64,911		$96,192	$—	$3,346	$1,129,722
Total assets	725,337	261,743	83,864		201,959	30,171	231,321	1,534,395
Total funds borrowed	577,715	208,519	68,469		160,812	7,830	153,300	1,176,645
Selected Financial Ratios
Return on average assets	2.00%	0.84%	0.74%		(19.90)%	(14.12)%	(9.74)%	(3.57)%
Return on average equity	10.02	4.20	3.69		(98.50)	NM	(29.89)	(16.56)
Interest yield	15.08	9.53	10.40		3.93	N/A	N/A	11.82
Net interest margin	13.04	7.43	6.51		(3.32)	N/A	N/A	8.80
Reserve coverage	3.03	1.37	0.00	(1)	22.71	N/A	N/A	4.57
Delinquency status(2)	0.73	0.08	0.16	(1)	1.21	N/A	N/A	0.60
Charge-off ratio	3.65	1.03	0.00	(3)	6.11	N/A	N/A	3.08

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending						Corp.
Three Months Ended March 31, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$22,479	$4,325	$1,876		$841	$—	$522	$30,043
Total interest expense	2,774	906	701		1,909	36	1,396	7,722
Net interest income (loss)	19,705	3,419	1,175		(1,068)	(36)	(874)	22,321
Provision for loan losses	7,005	549	—		5,334	—	455	13,343
Net interest income (loss) after loss provision	12,700	2,870	1,175		(6,402)	(36)	(1,329)	8,978
Sponsorship and race winning	—	—	—		—	3,179	—	3,179
Race team related expenses	—	—	—		—	(1,998)	—	(1,998)
Other income (expense)	(5,382)	(1,637)	(315)		1,214	(1,797)	(1,103)	(9,020)
Net income (loss) before taxes	7,318	1,233	860		(5,188)	(652)	(2,432)	1,139
Income tax benefit (provision)	(1,895)	(319)	(206)		1,251	157	1,268	256
Net income (loss)	$5,423	$914	$654		$(3,937)	$(495)	$(1,164)	$1,395
Balance Sheet Data as of March 31, 2019
Total loans, net	$601,067	$191,089	$51,180		$140,426	$—	$3,576	$987,338
Total assets	611,702	199,999	91,329		254,714	30,952	240,032	1,428,728
Total funds borrowed	487,165	159,251	72,976		202,255	7,681	169,388	1,098,716
Balance Sheet Data as of December 31, 2019
Total loans, net	$695,257	$244,716	$66,405		$105,022	$—	$3,362	$1,114,762
Total assets	707,377	252,704	84,924		217,483	31,538	247,641	1,541,667
Total funds borrowed	563,805	201,605	68,666		176,825	7,794	150,898	1,169,593
Selected Financial Ratios as of March 31, 2019
Return on average assets	3.66%	2.38%	2.92%		(6.05)%	(6.60)%	(2.10)%	0.36%
Return on average equity	13.83	9.53	14.61		(30.23)	(65.48)	(7.49)	1.72
Interest yield	15.50	9.42	12.93		2.33	N/A	N/A	11.52
Net interest margin	13.58	7.45	8.10		(2.96)	N/A	N/A	8.56
Reserve coverage	1.46	1.13	0.82		15.26	N/A	N/A	3.60
Delinquency status(2)	0.56	0.08	1.29	(1)	2.47	N/A	N/A	0.81
Charge-off ratio	3.40	0.35	0.00	(1)	21.59	N/A	N/A	5.33

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.

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

Employment agreements expire at various dates through 2024, with future minimum payments under these agreements of approximately $6,559,000.

(B) OTHER COMMITMENTS

The Company had no commitments to extend credit or make investments outstanding at March 31, 2020. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

(D) REGULATORY

In the ordinary course of business, the Company and its subsidiaries are subject to inquiries from certain regulators. During 2014, FSVC was examined by the SBA. The foregoing regulatory examination was resolved in January 2017 as a result of FSVC’s transfer to liquidation status and the restructure of the FSVC loan described in Note 5.

(11) RELATED PARTY TRANSACTIONS

Certain directors, officers and stockholders of the Company are also directors and officers of its main consolidated subsidiaries, MFC, MCI, FSVC, and the Bank, as well as other subsidiaries. Officer salaries are set by the Board of Directors of the Company.

Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s equity investments. Mr. Rudnick receives a salary from LAX of $178,000 per year, which subsequent to the end of the quarter was reduced to $133,000, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year-end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

The Company’s subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which it makes an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,330,000 that earns interest at an annual rate of 2% through March 31, 2022, and none of such interest has been paid to date.

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

(a) Cash—Book value equals fair value.

(b) Equity securities—The Company’s equity securities are recorded at cost less any impairment plus or minus observable price changes.

(c) Investment securities—The Company’s investments are recorded at the estimated fair value of such investments.

(d) Loans receivable—The Company’s loans are recorded at book value which approximated fair value.

(e) Floating rate borrowings—Due to the short-term nature of these instruments, the carrying amount approximated fair value.

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2020 and December 31, 2019, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and federal funds sold(1)	$55,497	$55,497	$67,821	$67,821
Equity investments	10,341	10,341	10,079	10,079
Investment securities	46,127	46,127	48,998	48,998
Loans receivable	1,129,722	1,129,722	1,114,762	1,114,762
Accrued interest receivable(2)	8,536	8,536	8,662	8,662
Financial liabilities
Funds borrowed(3)	1,176,645	1,172,166	1,169,593	1,171,274
Accrued interest payable(2)	3,300	3,300	4,398	4,398

(1)	Categorized as level 1 within the fair value hierarchy. See Note 13.
(2)	Categorized as level 3 within the fair value hierarchy. See Note 13.
(3)	As of March 31, 2020 and December 31, 2019, publicly traded retail notes traded at a discount to par of $4,479 and premium to par of $1,681, respectively.

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

Equity investments were recorded at cost less impairment plus or minus observable price changes. Commencing with the quarter ended March 31, 2020, the Company elected to measure equity investments at fair value on a non-recurring basis, which have been adjusted for all periods presented.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

March 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale investment securities(1)	$—	$46,127	$—	$46,127
Total	$—	$46,127	$—	$46,127

(1)	Total unrealized gain of $147, net of tax, was included in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 related to these assets.

December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale investment securities(1)	$—	$48,998	$—	$48,998
Total	$—	$48,998	$—	$48,998

(1)	Total unrealized gains of $1,081, net of tax, was included in accumulated other comprehensive income (loss) for the year ended December 31, 2019 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019.

March 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,341	$10,341
Impaired loans	—	—	62,004	62,004
Loan collateral in process of foreclosure	—	—	46,817	46,817
Total	$—	$—	$119,162	$119,162

December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,079	$10,079
Impaired loans	—	—	34,915	34,915
Loan collateral in process of foreclosure	—	—	52,711	52,711
Total	$—	$—	$97,705	$97,705

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

The valuation techniques and significant unobservable inputs used in recurring and non-recurring level 3 fair value measurements of assets and liabilities as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Fair Value at 3/31/20	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$8,886	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	1,455	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	24,629	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Median transfer price (2)	$4.0 - 149.5
			Collateral value	N/A
	37,375	Discounted cash flow	Discount rate	12.80%
			Terminal value	$124.5
			Terms	0-55 months
			Monthly payments	$0- 5.2
Loan collateral in process of foreclosure	46,817	Market approach	Collateral value (3)	N/A
			Median transfer price (2)	$4.0 - 149.5

(1)

Includes projections based on revenue, EBITDA, leverage and liquidation amounts. These assumptions are based on a variety of factors, including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments, including exit strategies and realization opportunities.

(2)	Represents amount net of liquidation costs.

(3)	Relates to the recreation portfolio.
(Dollars in thousands)	Fair Value at 12/31/19	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$7,435	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
			Collateral support	N/A
	1,189	Investee book value adjusted for market appreciation	Financial condition and operating performance of the borrower	N/A
		Public company comparables	Business enterprise value	$4,855 - 6,120
			Business enterprise value/revenue multiples	1.59 - 5.98x
			Discount for lack of marketability	25%
	1,455	Precedent market transaction	Offering price	$8.73 / share

(14) MEDALLION BANK PREFERRED STOCK (Non-controlling interest)

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

On February 27, 2009 and December 22, 2009, the Bank issued, and the US Treasury purchased under the Troubled Assets Relief Program, or TARP, Capital Purchase Program, or the CPP, the Bank’s fixed rate non-cumulative Perpetual Preferred Stock, Series A, B, C, and D for an aggregate purchase price of $21,498,000 in cash. On July 21, 2011, the Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E, or Series E, for an aggregate purchase price of $26,303,000 under the Small Business Lending Fund Program, or SBLF, with a liquidation amount of $1,000 per share. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. In connection with the issuance of the Series E, the Bank exited the CPP by redeeming the Series A, B, C, and D; and received approximately $4,000,000, net of dividends due on the repaid securities. The Bank pays a dividend rate of 9% on the Series E.

(15) VARIABLE INTEREST ENTITIES

During the 2018 third quarter, the Company determined that Trust III was a VIE. Trust III had been consolidated as a subsidiary of MFC historically, although it should have been consolidated under the variable interest model, since MFC was its primary beneficiary until October 31, 2018. Trust III is a VIE since the key decision-making authority rests in the servicing agreement (where MFC is the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights are considered a variable interest. This conclusion is supported by a qualitative assessment that Trust III does not have sufficient equity at risk. Since the inception of Trust III, MFC had also been party to a limited guaranty which was considered a variable interest because, pursuant to the guaranty, MFC absorbed variability as a result of the on-going performance of the loans in Trust III. As of October 31, 2018, the Company determined that MFC was no longer the primary beneficiary of Trust III and accordingly deconsolidated the VIE, leading to a net gain of $25,325,000 recorded as well as a new promissory note payable by MFC of $1,400,000 issued in settlement of the limited guaranty (see Note 5 for more details). The Company’s interest in Trust III is accounted for as an equity investment and has a value of $0 as of March 31, 2020 and December 31, 2019. In addition, the Company remains the servicer of the assets of Trust III for a fee.

In December 2008, Trust III entered into the DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC, or the DZ loan. The loan, which has an outstanding balance of $86,925,000, currently terminates on November 15, 2020. Borrowings under the DZ loan are collateralized by Trust III’s assets.

(16) SUBSEQUENT EVENTS

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. As a result of our change in strategy, as of March 31, 2020, our consumer loans represented 85% of our net loan portfolio, with medallion loans representing 9% and commercial loans representing 6%. Total assets under management, which includes assets serviced for third party investors, were $1,647,000,000 as of March 31, 2020, and were $1,660,000,000 and $1,565,000,000 as of December 31, 2019 and March 31, 2019, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

Beginning in 2019, Medallion Bank began the process to build-out a strategic partnership program with financial technology, or fintech, companies. Medallion Bank has entered into an initial partnership this year and is actively exploring opportunities with additional fintech companies.

Our wholly-owned subsidiary, Medallion Bank, or the Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. The Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our medallion and commercial loans to the Bank, which originated these loans, and have been serviced by Medallion Servicing Corp., or MSC. However, at this time the Bank is not originating any new medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of medallion loans that the Bank may finance to three times Tier 1 capital, although it is less than one times Tier 1 capital as of March 31, 2020. MSC earns referral and servicing fees for these activities.

The current and ongoing coronavirus, or COVID-19, pandemic, its broad impact and preventive measures taken to contain or mitigate the outbreak have had, and are likely to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions. This may increasingly have negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, the demand for loans and other financial services products and consumer discretionary spending. As a result of these or other consequences, the outbreak has adversely affected our business, results of operations and financial condition, likely materially. The effects of the outbreak on us could be exacerbated given that our business model is largely consumer and small business directed, which are more severely affected by COVID-19 and the preventative measures taken to contain or mitigate the outbreak, including its significant negative effects on consumer discretionary spending. The extent to which the outbreak will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak, the actions taken to contain or mitigate the outbreak and how long, and to what extent the economic recovery from its effects take. We have taken steps to operate through this crisis; for example, we have all of our employees working remotely and are negotiating with borrowers, lenders and vendors alike as to payment terms. While there are elevated risks with our entire workforce working remotely, we have implemented additional mitigating controls to help reduce such risks. In addition, effective May 11, 2020 we will furlough approximately 28% of the employees at Medallion Financial Corp. (not including any employees of our consolidated subsidiaries) in order to properly address current cash flow limitations as a result of COVID-19. We are also exploring numerous programs offered by the federal government for potential relief as a result of COVID-19.

As of March 31, 2020, we increased our allowance for loan losses on consumer loans and will continue to monitor our loan portfolios as the market conditions change.  In addition, in March 2020, we adjusted our payment policies and procedures and created a program to support our borrowers during the pandemic. We began negotiating payment terms with our borrowers, allowing them to defer payments. Although the impact of this program was not material to our March 31, 2020 operating results and financial position, this program will likely negatively impact our revenue, net income and cash flow in the near term and if the program is not effective in mitigating the effect of COVID-19 on our borrowers’ ability to fulfill their loan obligations, may adversely affect our business, results of operations, financial condition and cash flows more substantially over a longer period of time. The effects of the pandemic on us could be exacerbated given that our business model is largely consumer-directed and the pandemic, and preventative measures taken to contain or mitigate the pandemic, had and may increasingly have significant negative effects on consumer discretionary spending.

Lastly, substantially all our medallion loans are concentrated in New York City.  As a result of the COVID-19 pandemic, in March 2020, the Governor of New York State declared states of emergency for both the State and City of New York, and, since March 2020, economic activity generally and taxi ridership in particular have decreased dramatically in New York City.  The extent to which the COVID-19 pandemic will continue to adversely affect New York City taxi medallion owners and, by extension, our medallion loans will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities, and the direct and indirect impact of the pandemic on taxi medallion owners and the behaviors of people who have historically taken taxis.  Since March 31, 2020, payments on medallion loans have decreased significantly compared to the pace of payments during the first quarter of 2020.  We are actively engaged with many borrowers about payment deferrals.  We are also evaluating options for our medallion loans, and actions that we may take to manage our medallion loan portfolio may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition. However, it is possible that as stay at home orders are lifted, there could be an increase in ridership and gross meter fares as people may elect to take taxis over mass public transit, like subways and buses. Refer to “Item 1A. Risk Factors” for more details.

Average Balances and Rates

The following table shows the Company’s consolidated average balance sheet, interest income and expense and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$41,402	$108	1.05%	$33,496	$145	1.76%
Investment securities	47,031	331	2.83	44,494	286	2.61
Loans
Recreation	702,380	26,334	15.08	588,262	22,479	15.50
Home improvement	248,355	5,887	9.53	186,129	4,325	9.42
Commercial	68,003	1,880	11.12	58,840	1,967	13.56
Medallion	102,574	1,002	3.93	146,267	841	2.33
Total loans	1,121,312	35,103	12.59	979,498	29,612	12.26
Total interest-earning assets	1,209,745	35,542	11.82	1,057,488	30,043	11.52
Non-interest-earning assets
Cash	17,567			33,099
Equity investments	10,687			8,954
Loan collateral in process of foreclosure(1)	51,090			51,501
Goodwill and intangible assets	203,160			204,604
Income tax receivable	500			—
Other assets	41,400			40,844
Total non-interest-earning assets	324,404			339,002
Total assets	$1,534,149			$1,396,490
Interest-bearing liabilities
Deposits	$949,262	$5,941	2.52%	$850,765	$4,922	2.35%
SBA debentures and borrowings	71,525	686	3.86	79,885	764	3.88
Retail and privately placed notes	69,625	1,683	9.72	36,725	937	10.35
Notes payable to banks	33,259	336	4.06	59,037	665	4.57
Preferred securities	33,000	314	3.83	33,000	398	4.89
Other borrowings	7,812	40	2.06	7,663	36	1.91
Total interest-bearing liabilities	1,164,483	9,000	3.11	1,067,075	7,722	2.93
Non-interest-bearing liabilities
Deferred tax liability	8,265			6,898
Other liabilities(2)	30,066			32,745
Total non-interest-bearing liabilities	38,331			39,643
Total liabilities	1,202,814			1,106,718
Non-controlling interest	70,855			27,490
Total stockholders’ equity	260,480			262,282
Total liabilities and stockholders' equity	$1,534,149			$1,396,490
Net interest income		$26,542			$22,321
Net interest margin			8.80%			8.56%

(1)	Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $9,157 and $3,930 as of March 31, 2020 and 2019.
(2)	Includes deferred financing costs of $4,674 as of March 31, 2020.

During the quarter, our net loans receivable had a yield of 12.59% (compared to 12.26% in the prior year’s first quarter), mainly driven by the increase in the average yield on home improvement loans and the greater proportion of higher yielding assets in the portfolio mix while all other yields have declined overall. The debt, mainly certificates of deposit, helps fund the growing consumer loan business and as the market rates have increased, so has the average cost of borrowings. In addition, we issued privately placed notes in March and August 2019, which led also led to an increase in the costs of borrowings.

Rate/Volume Analysis

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the period indicated.

	Three Months Ended March 31,
	2020			2019
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$35	$(72)	$(37)	$(178)	$38	$(140)
Investment securities	20	25	45	(13)	9	(4)
Loans
Recreation	4,467	(613)	3,854	403	(660)	(257)
Home improvement	1,511	51	1,562	257	(125)	132
Commercial	310	(397)	(87)	(609)	76	(533)
Medallion	(421)	582	161	(244)	82	(162)
Total loans	5,867	(377)	5,490	(193)	(627)	(820)
Total interest-earning assets	5,922	(424)	5,498	(384)	(580)	(964)
Interest-bearing liabilities
Deposits	$656	$362	$1,018	$(309)	$264	$(45)
DZ loan	—	—	—	(121)	(120)	(241)
SBA debentures and borrowings	(74)	(4)	(78)	(22)	5	(17)
Retail and privately placed notes	804	(57)	747	60	2	62
Notes payable to banks	(255)	(74)	(329)	(48)	(3)	(51)
Preferred securities	—	(84)	(84)	—	13	13
Other borrowings	1	3	4	(1)	(2)	(3)
Total interest-bearing liabilities	1,132	146	1,278	(441)	159	(282)
Net	$4,790	$(570)	$4,220	$57	$(739)	$(682)

During the three months ended March 31, 2020, the increase in the interest earnings assets was mainly driven by the increase in volume in consumer loans as well as an increase in the interest rate even as the volume in the medallion portfolio declined. The debt change was driven by the increase in the cost of funds borrowed due to the overall increase in borrowing rates.

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

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The tables above shows the average borrowings and related borrowing costs for the three months ended March 31, 2020 and 2019.

We will continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2020 and 2019, short-term adjustable rate debt constituted 4% and 6% of total debt.

Loans

The gross loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. During the three months ended March 31, 2020, there was continued growth in the consumer lending segments, which was partly offset by the charge-offs during the quarter, the continuing of loans aged over 120 days transferred to loan collateral in process of foreclosure and payments received from borrowers.

Three Months Ended March 31, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$1,160,855
Loan originations	69,643	33,465	2,175	—	105,283
Principal payments	(37,070)	(24,225)	(3,999)	(2,075)	(67,369)
Charge-offs, net	(6,382)	(636)	—	(1,559)	(8,577)
Transfer to loan collateral in process of foreclosure, net	(4,779)	—	—	(2,159)	(6,938)
Amortization of origination costs	(1,728)	441	2	(19)	(1,304)
Amortization of loan premium	(52)	(86)	-	(191)	(329)
FASB origination costs	2,211	(384)	19	19	1,865
Paid-in-kind interest	—	—	293	—	293
Gross loans – March 31, 2020	$735,175	$255,899	$68,257	$124,448	$1,183,779

Three Months Ended March 31, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	63,632	26,647	500	—	90,779
Principal payments	(33,373)	(15,849)	(9,580)	(3,438)	(62,240)
Charge-offs, net	(4,929)	(159)	—	(7,788)	(12,876)
Transfer to loan collateral in process of foreclosure, net	(3,391)	—	—	(5,705)	(9,096)
Amortization of origination costs	(1,438)	346	29	(88)	(1,151)
Amortization of loan premium	(70)	(109)	—	(913)	(1,092)
FASB origination costs	2,530	(756)	(58)	41	1,757
Paid-in-kind interest	—	—	237	—	237
Gross loans – March 31, 2019	$609,999	$193,275	$55,211	$165,715	$1,024,200

Provision and Allowance for Loan Loss

During the three months ended March 31, 2020, New York City taxi medallion values decreased to a net realizable value of $124,500, compared to $167,000 at December 31, 2019 as a result of a decrease in the median transfer price in the quarter, whereas the New York City taxi medallion values declined from $181,000 to $169,500 for the three months ended March 31, 2019. Due to the change in economic factors due to COVID-19, the Company increased the reserve percentages for the consumer loan portfolio between 25 to 50 basis points. Loans also continued to age 90 days or more or 120 days or more, and were reserved and charged-down to their collateral value. The provision also included $2,469,000 of a general reserve for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses. This figure excludes the general reserve of $17,351,000 at Medallion Bank, which was netted against loan balances at consolidation on April 2, 2018.

	Three Months Ended March 31,
(Dollars in thousands)	2020		2019
Allowance for loan losses – beginning balance	$46,093		$36,395
Charge-offs
Recreation	(8,244)		(6,525)
Home improvement	(1,011)		(549)
Commercial	—		-
Medallion	(1,924)		(8,788)
Total charge-offs	(11,179)		(15,862)
Recoveries
Recreation	1,862		1,596
Home improvement	375		390
Commercial	—		-
Medallion	365		1,000
Total recoveries	2,602		2,986
Net charge-offs(1)	(8,577)		(12,876)
Provision for loan losses	16,541		13,343
Allowance for loan losses – ending balance	$54,057	(2)	$36,862

(1)	As of March 31, 2020, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $243,428, representing collection opportunities for the Company.
(2)

Includes $2,469 of a general reserve for the Company as of March 31, 2020, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 5% of the total allowance, and 2.07% of the loans in question. As of March 31, 2020, this figure excludes $17,351 of a general reserve on loans at Medallion Bank, much of which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded a general reserve benefit of $7,266.

The following tables set forth the allowance for loan losses by type as of March 31, 2020 and December 31, 2019.

March 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$22,294	41%	3.03%
Home Improvement	3,507	7	1.37
Commercial	—	—	—
Medallion	28,256	52	22.71
Total	$54,057	100%	4.57%

December 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$18,075	39%	2.53%
Home Improvement	2,608	6	1.05
Commercial	—	—	—
Medallion	25,410	55	19.48
Total	$46,093	100%	3.97%

As of March 31, 2020, there was an increase in the allowance for loan loss as related to the recreation and home improvement loan portfolios as compared to December 31, 2019. This change was due to the increase in the reserve ratios due to the current economic conditions as a result of COVID-19, along with the increase in loans originated during the quarter. In addition, the medallion reserves increased due to the decline in the New York City taxi market.

We generally follow a practice of discontinuing the accrual of interest income on our loans that are in arrears as to payments for a period of 90 days or more. We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances. A loan is considered to be delinquent if the borrower fails to make a payment on time; however, during the course of discussion on delinquent status, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. For loan modifications, the loan will only be returned to accrual status if all past due interest and principal payments are brought fully current. For credit that is collateral based, we evaluate the anticipated net residual value we would receive upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure. For credit that is cash flow-based, we assess our collateral position, and evaluate most of these relationships as ongoing businesses, expecting to locate and install a new operator to run the business and reduce the debt. We cannot predict the impact that the ongoing COVID-19 pandemic will have on the loan portfolios due to the greater than typical uncertainty surrounding COVID-19 and its related significant negative effects on the economy and financial markets.

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the collateral down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a recovery. Proceeds collected on charged off accounts are recorded as recoveries. All collection, repossession, and recovery efforts are handled on behalf of the Bank by the servicer.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Recreation	$5,225	0.5%	$5,800	0.5%	$3,282	0.3%
Home improvement	220	0.0	184	0.0	156	0.0
Commercial	107	0.0	107	0.0	710	0.1
Medallion	1,462	0.1	2,572	0.2	3,954	0.4
Total loans 90 days or more past due	$7,014	0.6%	$8,663	0.7%	$8,102	0.8%

(1)	Percentages are calculated against the total loan portfolio.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 244%, 190%, and 213% as of March 31, 2020, December 31, 2019, and March 31, 2019.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	4,779	2,159	6,938
Sales	(1,999)	(300)	(2,299)
Cash payments received	—	(1,708)	(1,708)
Collateral valuation adjustments	(2,539)	(6,286)	(8,825)
Loan collateral in process of foreclosure – March 31, 2020	$1,717	$45,100	$46,817

Three Months Ended March 31, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	3,391	5,705	9,096
Sales	(2,076)	(377)	(2,453)
Cash payments received	—	(2,573)	(2,573)
Collateral valuation adjustments	(1,638)	(2,119)	(3,757)
Loan collateral in process of foreclosure – March 31, 2019	$1,180	$48,628	$49,808

SEGMENT RESULTS

We manage our financial results under four operating segments and report like a bank holding company. The operating segments are recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments: RPAC and corporate and other investments. All results are for the three months ended March 31, 2020 and 2019.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 74% and 75% of our interest income for the three months ended March 31, 2020 and 2019. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 61% of the portfolio, boat loans making up 18% of the portfolio, and trailer loans 13% as of March 31, 2020, compared to 62%, 19% and 10% as of March 31, 2019. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 18%, 10%, and 10% of loans outstanding, compared to 18%, 11% and 10% as of March 31, 2019, and with no other states over 10%.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Selected Earnings Data
Total interest income	$26,334	$22,479
Total interest expense	3,566	2,774
Net interest income	22,768	19,705
Provision for loan losses	10,601	7,005
Net interest income after loss provision	12,167	12,700
Total non-interest (expense), net	(7,372)	(5,382)
Net income before taxes	4,795	7,318
Income tax provision	(1,226)	(1,895)
Net income after taxes	$3,569	$5,423
Balance Sheet Data
Total loans, gross	$735,175	$609,999
Total loan allowance	22,294	8,932
Total loans, net	712,881	601,067
Total assets	725,337	611,702
Total borrowings	577,715	487,165
Selected Financial Ratios
Return on average assets	2.00%	3.66%
Return on average equity	10.02	13.83
Interest yield	15.08	15.50
Net interest margin	13.04	13.58
Reserve coverage	3.03	1.46
Delinquency status(1)	0.73	0.56
Charge-off %	3.65	3.40

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in swimming pools, roofs, windows, and solar panels at 22%, 22%, 14%, and 12% of total loans outstanding as of March 31, 2020, as compared to 29%, 16%, 11%, and 15% as of March 31, 2019, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Ohio, and Florida at 11%, 11%, and 10% of loans outstanding March 31, 2020, compared to 14%, 10% and 10% as of March 31, 2019, and with no other states over 10%.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Selected Earnings Data
Total interest income	$5,887	$4,325
Total interest expense	1,287	906
Net interest income	4,600	3,419
Provision for loan losses	1,536	549
Net interest income after loss provision	3,064	2,870
Total non-interest income (expense), net	(2,340)	(1,637)
Net income before taxes	724	1,233
Income tax provision	(185)	(319)
Net income after taxes	$539	$914
Balance Sheet Data
Total loans, gross	$255,899	$193,275
Total loan allowance	3,507	2,186
Total loans, net	252,392	191,089
Total assets	261,743	199,999
Total borrowings	208,519	159,251
Selected Financial Ratios
Return on average assets	0.84%	2.38%
Return on average equity	4.20	9.53
Interest yield	9.53	9.42
Net interest margin	7.43	7.45
Reserve coverage	1.37	1.13
Delinquency status(1)	0.08	0.08
Charge-off %	1.03	0.35

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 57% of which are located in the Midwest regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically included an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and professional, scientific, and technical services, making up 58% and 14% of the loans outstanding as of March 31, 2020, compared to 53% and 17% as of March 31, 2019.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2020 and 2019. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been re-allocated to corporate and other investments for all periods presented.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Selected Earnings Data
Total interest income	$1,758	$1,876
Total interest expense	657	701
Net interest income	1,101	1,175
Provision for loan losses	—	—
Net interest income after loss provision	1,101	1,175
Total non-interest income (expense), net	(895)	(315)
Net income before taxes	206	860
Income tax provision	(51)	(206)
Net income after taxes	$155	$654
Balance Sheet Data
Total loans, gross	$64,911	$51,180
Total loan allowance	—	—
Total loans, net	64,911	51,180
Total assets	83,864	91,329
Total borrowings	68,469	72,976
Selected Financial Ratios
Return on average assets	0.74%	2.92%
Return on average equity	3.69	14.61
Interest yield	10.40	12.93
Net interest margin	6.51	8.10
Reserve coverage(1)	0.00	0.82
Delinquency status(1) (2)	0.16	1.29
Charge-off %(3)	0.00	0.00

(1)	Ratio is based off of total commercial balances, and relates solely to the legacy commercial loan balances.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	March 31, 2020		March 31, 2019
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
Michigan	$10,357	16%	$2,017	4%
Illinois	9,239	14	5,400	11
Minnesota	5,710	9	9,920	19
Texas	5,555	9	3,224	6
North Carolina	5,250	8	2,028	4
California	4,987	8	4,984	10
New Jersey	4,981	8	2,650	5
Other(1)	18,832	28	20,957	41
Total	$64,911	100%	$51,180	100%

(1)	Includes eight other states, which were all under 7% as of March 31, 2020 and eight other states, all under 9% as of March 31, 2019.

Medallion Lending

The medallion lending segment operates mainly in the New York City, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services. During the three months ended March 31, 2020, taxi medallion values declined in the New York City market. We continued to experience a decline in interest income due to loans aging 90 days or more and being placed on nonaccrual, and by removing underperforming loans from the portfolio by transferring them to loan collateral in process of foreclosure with charge-offs to collateral value. All the loans are secured by the medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Selected Earnings Data
Total interest income	$1,002	$841
Total interest expense	1,849	1,909
Net interest loss	(847)	(1,068)
Provision for loan losses	4,404	5,334
Net interest loss after loss provision	(5,251)	(6,402)
Total non-interest (expense), net	(8,573)	1,214
Net loss before taxes	(13,824)	(5,188)
Income tax benefit	3,445	1,251
Net loss after taxes	$(10,379)	$(3,937)
Balance Sheet Data
Total loans, gross	$124,448	$165,715
Total loan allowance	28,256	25,289
Total loans, net	96,192	140,426
Total assets	201,959	254,714
Total borrowings	160,812	202,255
Selected Financial Ratios
Return on average assets	(19.90)%	(6.05)%
Return on average equity	(98.50)	(30.23)
Interest yield	3.93	2.33
Net interest margin	(3.32)	(2.96)
Reserve coverage	22.71	15.26
Delinquency status(1)	1.21	2.47
Charge-off %	6.11	21.59

(1)	Loans 90 days or more past due.

	March 31, 2020		March 31, 2019
Geographic Concentration (dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$111,696	90%	$144,113	87%
Newark	12,013	10	17,923	11
Chicago	444	—	2,919	2
All Other	295	—	760	—
Total	$124,448	100%	$165,715	100%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winning activity over the ten month race season (February through November) during the year. As a result of COVID-19, the current year race season has been suspended through May 17, 2020 and the intention is to still ensure the completion of all races scheduled.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Selected Earnings Data
Sponsorship, race winnings, and other income	$2,573	$3,179
Race team and other expenses	3,975	3,795
Interest expense	40	36
Total expenses	4,015	3,831
Net income before taxes	(1,442)	(652)
Income tax (provision)	359	157
Net income after taxes	$(1,083)	$(495)
Balance Sheet Data
Total assets	$30,171	$30,952
Total borrowings	7,830	7,681
Selected Financial Ratios
Return on average assets	(14.12)%	(6.60)%
Return on average equity	NM	(65.48)

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities, as well as our legacy commercial business, other assets, liabilities, revenues, and expenses not allocated to the operating segments. This segment also reflects the elimination of all intercompany activity among the consolidated entities.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Selected Earnings Data
Total interest income	$561	$522
Total interest expense	1,601	1,396
Net interest loss	(1,040)	(874)
Provision for loan losses	—	455
Net interest loss after loss provision	(1,040)	(1,329)
Total non-interest (expense), net	(5,669)	(1,103)
Net loss before taxes	(6,709)	(2,432)
Income tax benefit	907	1,268
Net loss after taxes	$(5,802)	$(1,164)
Balance Sheet Data
Total loans, gross	$3,346	$4,031
Total loan allowance	—	455
Total loans, net	3,346	3,576
Total assets	231,321	240,032
Total borrowings	153,300	169,388
Selected Financial Ratios
Return on average assets	(9.74)%	(2.10)%
Return on average equity	(29.89)	(7.49)

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the consolidated financial statements and accompanying notes thereto included in this report.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Statement of operations
Net interest income	$26,542	$22,321
Provision for loan losses	16,541	13,343
Non-interest (expense), net	(26,251)	(7,839)
Net income before income taxes	(16,250)	1,139
Income tax benefit	3,249	256
Less: income attributable to the non-controlling interest	642	167
Net income (loss)	$(13,643)	$1,228
Per share data
Net income (loss) per diluted share	$(0.56)	$0.05
Distributions per share	0.00	0.00
Weighted average common shares outstanding
Diluted	24,401,773	24,616,890

Balance sheet data
Net loans receivable	$1,129,722	$987,338
Total assets	1,534,395	1,428,728
Total borrowings(1)	1,176,645	1,098,716
Total liabilities	1,213,822	1,136,887
Total equity(2)	320,573	291,841

Selected financial ratios
Return on average assets (ROA)	(3.57)%	0.36%
Return on average equity (ROE)	(16.56)	1.72
Dividend payout ratio	—	—
Net interest margin	8.80	8.56
Other income ratio(3)	(2.32)	2.63
Total expense ratio(4)	8.32	8.50
Equity to assets(2)	20.89	20.00
Debt to equity (1)	3.7x	3.8x
Loans receivable to assets	69%	69%
Net charge-offs	(8,577)	12,876
Net charge-offs as a % of average loans receivable	3.08%	5.33%
Allowance coverage ratio	4.57	3.60

(1)	Excludes the $4,674 related to deferred financing costs as of March 31, 2020.
(2)	Includes $70,455 and $27,171 related to non-controlling interests in consolidated subsidiaries as of March 31, 2020 and 2019.
(3)	Other income ratio represents other income divided by average interest earning assets, and includes the gain on extinguishment of debt of $4,145 in the 2019 first quarter.
(4)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

Consolidated Results of Operations

2020 First Quarter Compared to 2019 First Quarter

Net loss attributable to shareholders was $13,643,000, or $0.56 per diluted share, for the three months ended March 31, 2020, compared to net income attributable to shareholders of $1,228,000, or $0.05 per diluted share, for the three months ended March 31, 2019.

Total interest income was $35,542,000 for the three months ended March 31, 2020, compared to $30,043,000 for the three months ended March 31, 2019. Interest income reflected the continued growth in the consumer lending segment, which was partially offset by contraction of the medallion lending segment. The yield on interest earning assets was 11.82% for the three months ended March 31, 2020, compared to 11.52% for the three months ended March 31, 2019. Average interest earning assets was $1,209,745,000 for the three months ended March 31, 2020, an increase from $1,057,488,000 for the three months ended March 31, 2019.

Loans before allowance for loan losses were $1,183,779,000 as of March 31, 2020, were comprised of recreation ($635,175,000), home improvement ($255,899,000), medallion ($124,448,000), and commercial ($68,257,000) loans. The Company had an allowance for loan losses as of March 31, 2020 of $54,057,000, which was attributable to the medallion (52%), recreation (41%), and home improvement (7%) loan portfolios. As of December 31, 2019, loans before allowance for loan losses were $1,160,855,000, comprised of recreation ($713,332,000), home improvement ($247,324,000), medallion ($130,432,000), and commercial ($69,767,000) loans. The Company had an allowance for loan losses as of December 31, 2019 of $46,093,000, which was attributable to medallion (55%), recreation (39%), and home improvement (6%) loans.

Loans increased $22,924,000, or 2%, from December 31, 2019 as a result of $105,283,000 of loan originations, partly offset by principal payments, transfers to loan collateral in process of foreclosure and net charge-offs. The provision for loan losses was $16,541,000 for three months ended March 31, 2020, compared to $13,343,000 for the three months ended March 31, 2019. This change was reflective of an increase of reserve percentages ranging from 25 to 50 basis points on the consumer loan portfolio due to the economic factors as a result of COVID-19 along with the increase in reserves on the medallion portfolio due to a decline in the New York City medallion values. The charge off ratios on the loan portfolio increased to 3.08% for the three months ended March 31, 2020 compared to 5.33% for the three months ended March 31, 2019, driven by the recreation segment. See Note 4 for additional information on loans and allowance for loan losses.

Interest expense was $9,000,000 for the three months ended March 31, 2020, compared to $7,722,000 for the three months ended March 31, 2019. The average cost of borrowed funds was 3.11%, compared to 2.93%, mainly driven by the new borrowings at higher interest rates partly offset by a decline in the market rates for other borrowings. Average debt outstanding was $1,164,483,000 for the three months ended March 31, 2020, compared to $1,067,075,000 for the three months ended March 31, 2019. See page 40 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $26,542,000 for the three months ended March 31, 2020, compared to $22,321,000 for the three months ended March 31, 2019, and the net interest margin was 8.80%, compared to 8.56%, reflecting the above.

Net noninterest income (loss), which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income was a loss of $6,980,000 for the three months ended March 31, 2020, compared to income of $6,863,000 for the three months ended March 31, 2019. The change was mainly due to increased write-downs of the loan collateral in process of foreclosure as a result of the increased decline in medallion values in the New York City market decline along with the $3,510,000 charge in connection with a non-core sports- related investment, compared to the prior year’s first quarter which contained a $4,145,000 gain on the extinguishment and lower write-downs of the loan collateral in process of foreclosure.

Operating expenses were $19,271,000 for the three months ended March 31, 2020, compared to $14,702,000 for the three months ended March 31, 2019. Salaries and benefits were $6,933,000 for the three months ended March 31, 2020, compared to $5,341,000 for the three months ended March 31, 2019, with the increase mainly attributable to benefits recognized in the prior year related to bonus accrual adjustments. Professional fees were $3,589,000 for the three months ended March 31, 2020, compared $1,636,000 for the three months ended March 31, 2019, primarily reflecting legal costs for a variety of corporate and loan investment-related matters. Race team costs were $2,130,000 for the three months ended March 31, 2020, compared to $1,998,000 for the three months ended March 31, 2019. Loan servicing costs were $1,612,000 for the three months ended March 31, 2020, primarily reflecting costs of servicing the recreation and home improvement consumer loans, compared to $1,194,000 for three months ended March 31, 2019, and occupancy and other operating expenses were $5,007,000 for the three months ended March 31, 2020, compared to $4,533,000 for the three months ended March 31, 2019.

Total income tax benefit was $3,249,000 for the three months ended March 31, 2020, compared to $256,000 for the three months ended March 31, 2019. The current quarter benefit was due to the above whereas the prior year quarter included a $600,000 tax benefit related to an ongoing state tax audit. See Note 7 for more information.

Loan collateral in process of foreclosure was $46,817,000 at March 31, 2020, a decline from $52,711,000 at December 31, 2019. The decrease was primarily reflective of the decline in collateral values and to a lesser extent the disposition of collateral assets, partly offset by the additional loans having reached 120 days past due being charged-down to their collateral value and reclassified to loan collateral in process of foreclosure.

Goodwill and intangible assets were $202,978,000 at March 31, 2020, compared to $203,339,000 as of December 31, 2019, reflecting the amortization of the intangible assets during the three months ended March 31, 2020. See Note 2 for further information regarding goodwill and intangible assets.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of consumer, commercial, and medallion loans, and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of bank certificates of deposit, credit facilities and borrowings from banks and other lenders, and SBA debentures and borrowings).

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures and borrowings of $71,451,000 with a weighted average interest rate of 3.42%, constituting 6% of our total indebtedness, $36,000,000 of privately placed notes, with a weighted average interest rate of 8.25%, constituting 3% of total indebtedness, and retail notes of $33,625,000, with a weighted average interest rate of 9.00%, constituting 3% of total indebtedness as of March 31, 2020. Also, as of March 31, 2020, certain of the certificates of deposit were for terms of up to 60 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at March 31, 2020. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2020 Cumulative Rate Gap(1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$39,808	$—	$—	$—	$—	$—	$—	$39,808
Adjustable rate	19,772	12,019	7,006	12,287	36	—	28	51,148
Fixed-rate	33,832	41,590	54,345	65,084	70,832	50,337	837,523	1,153,543
Cash	15,817	—	—	—	—	—	—	15,817
Total earning assets	$109,229	$53,609	$61,351	$77,371	$70,868	$50,337	$837,551	$1,260,316
Interest bearing liabilities
Deposits	$299,462	$267,101	$213,842	$124,156	$57,955	$—	$—	$962,516
SBA debentures and borrowings	28,951	—	5,000	2,500	12,500	15,500	7,000	71,451
Notes payable to banks	31,103	—	—	1,120	—	—	—	32,223
Retail and privately placed notes	—	33,625	—	36,000	—	—	—	69,625
Preferred securities	33,000	—	—	—	—	—	—	33,000
Other borrowings	500	7,330	—	—	—	—	—	7,830
Total liabilities	$393,016	$308,056	$218,842	$163,776	$70,455	$15,500	$7,000	$1,176,645
Interest rate gap	$(283,787)	$(254,447)	$(157,491)	$(86,405)	$413	$34,837	$830,551	$83,671
Cumulative interest rate gap	$(283,787)	$(538,234)	$(695,725)	$(782,130)	$(781,717)	$(746,880)	$83,671	$—
December 31, 2019	$(260,323)	$(500,953)	$(651,546)	$(689,819)	$(748,187)	$(706,935)	$83,402	$—
December 31, 2018	$(232,323)	$(409,272)	$(563,100)	$(638,264)	$(600,146)	$(554,335)	$59,833	$—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (23%) as of March 31, 2020.

Our interest rate sensitive assets were $1,260,316,000 and interest rate sensitive liabilities were $1,176,645,000 at March 31, 2020. The one-year cumulative interest rate gap was a negative $283,787,000 or 23% of interest rate sensitive assets.. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. Additionally, we had $3,000,000 of unfunded commitments from the SBA as of March 31, 2020.

Additionally, the Bank has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. The Bank has up to $45,000,000 available under Fed Funds lines with several commercial banks. In addition, the Bank can retain earnings in its business to fund future growth.

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

The components of our debt were as follows at March 31, 2020, exclusive of deferred financing costs of $4,674,000. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits	$962,516	81%	2.25%
SBA debentures and borrowings	71,451	6	3.42
Retail and privately placed notes	69,625	6	8.61
Preferred securities	33,000	3	3.13
Notes payable to banks	32,223	3	3.88
Other borrowings	7,830	1	2.00
Total outstanding debt	$1,176,645	100%	2.77%

(1)	Weighted average contractual rate as of March 31, 2020.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2020.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total(1)
Deposits	$299,462	$267,101	$213,842	$124,156	$57,955	$—	$962,516
SBA debentures and borrowings	28,951	—	5,000	2,500	12,500	22,500	71,451
Retail and privately placed notes	—	33,625	—	36,000	—	—	69,625
Notes payable to banks	31,453	280	280	210	—	—	32,223
Preferred securities	—	—	—	—	—	33,000	33,000
Other borrowings	500	7,330	—	—	—	—	7,830
Operating lease obligations	2,537	2,470	2,395	2,360	2,377	5,364	17,503
Total	$362,903	$310,806	$221,517	$165,226	$72,832	$60,864	$1,194,148

(1)Total debt is exclusive of deferred financing costs of $4,674.

Most of our borrowing relationships have maturity dates during 2020 through 2021. We have been in active and ongoing discussions with each of these lenders and, to date, have extended each of the facilities as they matured. We have arranged for changes to the terms of the notes and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future. As a result of the anticipated cash flow shortages due to the slowdown in the taxi industry resulting from the COVID-19 pandemic, the Company received 60-90 day payment deferrals terminating between May and June for the notes payable to banks. The Company is currently in the process of requesting extensions of such deferrals; however, there can be no assurance that such extensions will be received.

On July 16, 2019, we paid $10,819,000 at maturity in satisfaction of all our outstanding obligations under one of our credit facilities. In connection with this payment, we obtained a waiver from one of our other lenders, with a term note of $2,150,000, of certain resulting repayment and other obligations, which waiver expires on December 15, 2020.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of March 31, 2020 by $648,000 on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been ($1,502,000) at March 31, 2020. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2020. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.		MB	MFC	MCI	FSVC	RPAC and Other	March 31, 2020(1)	December 31, 2019(1)
Cash	$4,108	(1)	$39,708	$372	$10,133	$174	$1,002	$55,497	$67,821
Brokered CDs & other funds borrowed	—		962,516	—	—	—	—	962,516	954,245
Average interest rate	—		2.25%	—	—	—	—	2.25%	2.35%
Maturity	—		4/20-3/25	—	—	—	—	4/20-3/25	1/20-9/24
SBA debentures and borrowings	—		—	—	54,000	20,451	—	74,451	74,746
Amounts undisbursed	—		—	—	3,000	—	—	3,000	3,000
Amounts outstanding	—		—	—	51,000	20,451	—	71,451	71,746
Average interest rate	—		—	—	3.49%	3.25%	—	3.42%	3.42%
Maturity	—		—	—	3/21-3/29	6/1/2020	—	6/20-3/29	2/20-3/29
Retail and privately placed notes	69,625		—	—	—	—	—	69,625	69,625
Average interest rate	8.61%		—	—	—	—	—	8.61%	8.61%
Maturity	4/21-3/24		—	—	—	—	—	4/21-3/24	4/21-3/24
Bank loans	20,416		—	11,807	—	—	—	32,223	33,183
Average interest rate	4.07%		—	3.55%	—	—	—	3.88%	4.11%
Maturity	9/20-3/21		—	2/21/12/23	—	—	—	9/20-12/23	9/20-12/23
Preferred securities	33,000		—	—	—	—	—	33,000	33,000
Average interest rate	3.13%		—	—	—	—	—	3.13%	4.01%
Maturity	9/37		—	—	—	—	—	9/37	9/37
Other borrowings	—		—	—	—	—	7,830	7,830	7,794
Average interest rate	—		—	—	—	—	2.00%	2.00%	2.00%
Maturity	—		—	—	—	—	12/20-3/22	12/20-3/22	3/20-12/20
Total cash	$4,108		$39,708	$372	$10,133	$174	$1,002	$55,497	$67,821
Total debt outstanding	$123,041		$962,516	$11,807	$51,000	$20,451	$7,830	$1,176,645	$1,169,593

(1)	Total debt is exclusive of deferred financing costs of $4,674 and $5,105 as of March 31, 2020 and December 31, 2019.
(2)	Includes $2,970 of an interest reserve associated with the 2019 private placement, which can be used for no other purpose for three years.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We also generate liquidity through deposits generated at the Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We are actively seeking additional sources of liquidity, including various programs offered by the federal government for potential relief as a result of COVID-19; however, given current market conditions, there can be no assurance that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12 “Income Taxes, or Topic 740: Simplifying the Accounting for Income Taxes.” The objective of this update is to simplify the accounting for income taxes by removing certain exceptions to the general principles and improve consistent application of and simplify other areas of Topic 740. The amendments in this update are effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. We do not believe this update will have a material impact on our financial condition.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 to defer implementation of the standard for smaller reporting companies, such as us, to fiscal years beginning after December 15, 2022. We are assessing the impact the update will have on our financial statements, and expect the update to have a material impact on our accounting for estimated credit losses on our loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2020 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2020 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 30, 2020, except as noted below.

The ongoing coronavirus pandemic, and the related significant negative impact on the global economy and financial markets have had and could further have a material adverse impact on our business, operating results, and financial condition.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in employment levels, as well as business, economic, and market conditions. The extent of the adverse impact of the COVID-19 pandemic on our business, results of operations, financial position (including capital and liquidity) and prospects will depend on a number of evolving factors, including:

The duration, extent, and severity of the pandemic. COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict but could continue to materially and adversely affect us.

The response of governmental and non-governmental authorities. Many of the actions taken by governmental and non-governmental authorities have been directed toward curtailing household and business activities to contain the spread of COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions. The scope, duration and ultimate effects of these responses are uncertain, and we cannot predict the impact these responses may have on our business and operations.

The effect on our borrowers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. At least in the near-term, and possibly longer term, we expect our credit, operational, and other risks to increase. For example, work-from-home arrangements that we and our service providers have employed expose us to heightened information security, cybersecurity and other operational risks.

The effect on economies and markets. The COVID-19 pandemic, perceptions regarding its broad impact and preventive measures taken to contain or mitigate the pandemic had, and are likely to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions, which, in turn, may increasingly have negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, demand for loans and other financial services products and consumer discretionary spending. National, regional, and local economies and markets could suffer disruptions that are lasting. An economic slowdown could adversely affect our originations of recreation and home improvement loans and the performance of our existing loans. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect our results of operations and financial condition.

In March 2020, we adjusted our payment policies and procedures and created a program to support our borrowers during the pandemic. We began negotiating payment terms with our borrowers, allowing them to defer payments. Although the impact of this program was not material to our March 31, 2020 operating results and financial position, this program will likely negatively impact our revenue, net income and cash flows in the near term and, if not effective in mitigating the effect of COVID-19 on our borrowers’ ability to fulfill their loan obligations, may adversely affect our business, results of operations, financial condition and cash flows more substantially over a longer period of time. The effects of the pandemic on us could be exacerbated given that our business model is largely consumer-directed and the pandemic, and preventative measures taken to contain or mitigate the pandemic, had and may increasingly have significant negative effects on consumer discretionary spending.

The impact of COVID-19 is being significantly felt in the taxi industry.  As a result of the current stay-at-home orders shutting down businesses and travel in New York City and our other relevant markets, taxi ridership demand has declined.  This has led to a majority of taxi and fleets no longer operating, causing a decline in loan payments being received. Additionally, substantially all our Medallion loans are concentrated in New York City. As a result of the COVID-19 pandemic, in March 2020, the Governor of New York State declared states of emergency for both the State and City of New York, and, since March 2020, economic activity generally and taxi ridership in particular have decreased dramatically in New York City.  The extent to which the COVID-19 pandemic will continue to adversely affect New York City taxi medallion owners and, by extension, our medallion loans will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities, and the direct and indirect impact of the pandemic on taxi medallion owners and the behaviors of people who have historically taken taxis.  Since March 31, 2020, payments on medallion loans have decreased significantly compared to the pace of payments during the first quarter of 2020.  We are actively engaged with many borrowers about payment deferrals.  We are also evaluating options for our medallion loans, and actions that we may take to manage our medallion loan portfolio may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition. Although, to date, the operational measures we have taken, such as by having employees work remotely, have allowed us to continue to operate during the pandemic, we may still experience disruptions to our operations or other adverse effects as a result of the COVID-19 pandemic’s impacts on our employees.

As a result of these or other consequences, the pandemic could materially and adversely affect our business, results of operations and financial condition. The extent to which the pandemic will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or mitigate the pandemic.

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

We were not in compliance with a financial covenant with respect to one of the Company’s notes payable to banks. We have requested to amend such covenant in the loan agreement with such lender and there can be no assurance that we will be successful.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended March 31, 2020. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

4.1

Amendment No. 6 to Note, dated and effective as of January 30, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 3, 2020 (File No. 001-37747) and incorporated by reference herein.

4.2

Amendment No. 7 to Note, dated and effective as of March 27, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

10.1

Amendment No. 7 to Loan Agreement, dated and effective as of January 30, 2020, by and between U.S. Small Business

Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on

February 3, 2020 (File No. 001-37747) and incorporated by reference herein.

10.2

Amendment No. 8 to Loan Agreement, dated and effective as of March 27, 2020, by and between U.S. Small Business

Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	May 7, 2020

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall

Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.