Form 10-K/A
period 2019-12-31
MEDALLION FINANCIAL CORP
filed 2020-06-05
CIK 1000209

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

EXPLANATORY NOTE

Medallion Financial Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to add Exhibit 4.1 (Description of Registered Securities) to its Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Form 10-K”).

This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures in the Form 10-K that may be affected by subsequent events. Except for the addition of Exhibit 4.1 (and the related renumbering of certain exhibits), this Amendment does amend or change any information contained in the Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The consolidated financial statements of Medallion Financial Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1 of the Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1 of the Form 10-K.

3. EXHIBITS

Number	Description

3.1(a)	Restated Medallion Financial Corp. Certificate of Incorporation. Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 000-27812) and incorporated by reference herein.

3.1(b)	Amendment to Restated Certificate of Incorporation. Filed as Exhibit 3.1.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No.000-27812) and incorporated by reference herein.

3.2	Amended and Restated By-Laws of Medallion Financial Corp. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 27, 2018 (File No. 001-37747) and incorporated by reference herein).

4.1	Description of Registered Securities of Medallion Financial Corp. Filed herewith.

4.2	Fixed/Floating Rate Junior Subordinated Note, dated June 7, 2007, by Medallion Financial Corp., in favor of Medallion Financing Trust I. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

4.3	Indenture, dated April 15, 2016, between Medallion Financial Corp. and Wilmington Trust, National Association. Filed as Exhibit d.6 to the Registration Statement on Form N-2 filed on April 15, 2016 (File No. 333-206692) and incorporated by reference herein.

4.4	First Supplemental Indenture, dated April 15, 2016, between Medallion Financial Corp. and Wilmington Trust, National Association. Filed as Exhibit d.7 to the Registration Statement on Form N-2 filed on April 15, 2016 (File No. 333-206692) and incorporated by reference herein.

4.5	Note, effective March 1, 2017, by Freshstart Venture Capital Corp., in favor of Small Business Administration. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on January 31, 2017 (File No. 814-00188) and incorporated by reference herein.

4.6	Amendment No. 1 to Note, dated and effective as of January 31, 2018, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2018 (File No. 814-00188) and incorporated by reference herein.

4.7	Amendment No. 2 to Note, dated and effective as of January 31, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 1, 2019 (File No. 001-33747) and incorporated by reference herein.

4.8	Amendment No. 3 to Note, dated and effective as of February 15, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 21, 2019 (File No. 001-37747) and incorporated by reference herein.

4.9	Amendment No. 4 to Note, dated and effective as of March 14, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 15, 2019 (File No. 001-37747) and incorporated by reference herein.

4.10	Amendment No. 5 to Note, dated and effective as of March 27, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2019 (File No. 001-37747) and incorporated by reference herein.

4.11	Amendment No. 6 to Note, dated and effective as of January 30, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 3, 2020 (File No. 001-37747) and incorporated by reference herein.

4.12	Amendment No. 7 to Note, dated and effective as of March 27, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.11 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

4.13	Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 26, 2019 (File No. 011-37747) and incorporated by reference herein.

10.1	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2	Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.3	Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.4	First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.5	Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.6	Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.7	Employment Agreement, dated June 27, 2016, between Donald Poulton, Medallion Financial Corp. and Medallion Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2016 (File No. 814-00188) and incorporated by reference herein.*

10.8	Letter Agreement, dated March 7, 2017, by and between Medallion Financial Corp. and Larry D. Hall. Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.9	2006 Employee Stock Option Plan. Filed as Exhibit II to our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed on April 28, 2006 (File No. 814-00188) and incorporated by reference herein.*

10.10	First Amended and Restated 2006 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 3 to Form 40-APP filed on June 18, 2012 (File No. 812-13666) and incorporated by reference herein.*

10.11	2015 Employee Restricted Stock Plan. Filed as Exhibit B to Amendment No. 1 to Form 40-APP filed on December 11, 2015 (File No. 812-14433) and incorporated by reference herein.*

10.12	2015 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 2 to Form 40-APP filed on January 14, 2016 (File No. 812-14458) and incorporated by reference herein.*

10.13	2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2018 Annual Meeting of Shareholders filed on April 30, 2018 (File No. 001-37747) and incorporated by reference herein.*

10.14	Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.15	First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.16	Second Amendment of Lease, dated August 5, 2015, by and between Sage Realty Corporation and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2015 (File No. 814-00188) and incorporated by reference herein.

10.17	Agreement of Lease, dated July 3, 2002, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.18	Amendment of Lease Agreement, dated October 29, 2004, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.19	Assignment of Lease, dated July 6, 2006, by and between Medallion Bank and Zerop Medical, LLC, and consented and agreed to by B-LINE Holdings, L.C. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.20	Second Amendment of Lease Agreement, dated January 9, 2007, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.21	Third Amendment of Lease Agreement, dated October 31, 2007, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.22	Third Amendment of Lease Agreement, dated November 15, 2011, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.23	Fourth Amendment of Lease Agreement, dated November 21, 2011, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.24	Fifth Amendment of Lease Agreement, dated November 26, 2012, by and between B-LINE Holdings, L.C. and Medallion Bank. Filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.25	Sixth Amendment of Lease Agreement, dated January 26, 2017, by and between Investment Property Group, LLC, as successor-in-interest to B-LINE Holdings, L.C., and Medallion Bank. Filed as Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.26	Seventh Amendment of Lease Agreement, dated May 10, 2017, by and between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.27	Eighth Amendment of Lease Agreement, dated March 28, 2018, by and between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.28	Letter from Mountain High Real Estate Advisors, Inc. to Medallion Bank, dated July 23, 2018, regarding 8th Amendment Lease Commencement. Filed as Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.29	Ninth Amendment to Agreement of Lease, dated August 19, 2019, by and between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2019 (File No. 001-37747) and incorporated by reference herein.

10.30	Commitment Letter, dated March 30, 2016, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on April 7, 2016. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2016 (filed No. 814-00188) and incorporated by reference herein.

10.31	Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.32	Purchase Agreement, dated as of June 7, 2007, among Medallion Financial Corp., Medallion Financing Trust I, and Merrill Lynch International. Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

10.33	Custodian Agreement, effective July 23, 2003, among Wells Fargo Bank Minnesota, National Association, as custodian, and Medallion Financial Corp., Medallion Funding Corp. and Freshstart Venture Capital Corp. Filed as Exhibit j.1 to the Registration Statement on Form N-2 filed on December 20, 2011 (File No. 333-178644) and incorporated by reference herein.

10.34	Loan Agreement, effective as of January 25, 2017, by and among U.S. Small Business Administration, Freshstart Venture Capital Corp. and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2017 (File No. 814-00188) and incorporated by reference herein.

10.35	Amendment No. 1 to Loan Agreement, dated as of October 20, 2017, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2017 (File No. 814-00188) and incorporated by reference herein.

10.36	Amendment No. 2 to Loan Agreement, dated and effective as of January 31, 2018, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2018 (File No. 814-00188) and incorporated by reference herein.

10.37	Amendment No. 3 to Loan Agreement, dated and effective as of January 31, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2019 (File No. 001-37747) and incorporated by reference herein.

10.38	Amendment No. 4 to Loan Agreement, dated and effective as of February 15, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2019 (File No. 001-37747) and incorporated by reference herein.

10.39	Amendment No. 5 to Loan Agreement, dated and effective as of March 14, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019 (File No. 001-37747) and incorporated by reference herein.

10.40	Amendment No. 6 to Loan Agreement, dated and effective as of March 27, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2019 (File No. 001-37747) and incorporated by reference herein.

10.41	Amendment No. 7 to Loan Agreement, dated and effective as of January 30, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2020 (File No. 001-37747) and incorporated by reference herein.

10.42	Amendment No. 8 to Loan Agreement, dated and effective as of March 27, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.42 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed as Exhibit 21.1 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

23.1	Consent of Mazars USA LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. Filed as Exhibit 23.1 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed as Exhibit 31.1 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed as Exhibit 31.2 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

31.3	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.4	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as Exhibit 32.1 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as Exhibit 32.2 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

101.INS	XBRL Instance. Filed as Exhibit 101.INS to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

101.SCH	XBRL Taxonomy Extension Schema. Filed as Exhibit 101.SCH to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

101.CAL	XBRL Taxonomy Extension Calculation. Filed as Exhibit 101.CAL to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

101.DEF	XBRL Taxonomy Extension Definition. Filed as Exhibit 101.DEF to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

101.LAB	XBRL Taxonomy Extension Labels. Filed as Exhibit 101.LAB to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

101.PRE	XBRL Taxonomy Extension Presentation. Filed as Exhibit 101.PRE to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

*	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date: June 5, 2020

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer