Form 10-Q
period 2020-06-30
MEDALLION FINANCIAL CORP
filed 2020-08-10
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 6, 2020 was 24,816,376.

MEDALLION FINANCIAL CORP.

FORM 10-Q

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. In particular, any forward-looking statements are subject to the risks and great uncertainties associated with the ongoing COVID-19 pandemic and the related impact on the US and global economies.

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

In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. You should consider these risks and those described under Risk Factors in the Company’s Annual Report on Form 10-K, the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 30, 2020 and in this Quarterly Report on the Form 10-Q for the Quarter Ended June 30, 2020 and others that are detailed in the other reports that the Company files from time to time with the Securities and Exchange Commission.

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17% (19% if there had been no loan sales during 2016, 2017, and 2018). In January 2017, we announced our plans to transform our overall strategy. We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. Total assets under management, which includes assets serviced for third party investors, were $1,764,000,000 as of June 30, 2020, and were $1,660,000,000 as of December 31, 2019, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

Our consolidated balance sheet as of June 30, 2020, and the related consolidated statements of operations, consolidated statements of other comprehensive income/(loss), consolidated statements of stockholders’ equity and cash flows for the three and six months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2020 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(Dollars in thousands, except share and per share data)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents(1)	$18,702	$17,700
Federal funds sold	85,182	50,121
Equity investments	10,389	10,079
Investment securities	47,495	48,998
Loans	1,260,594	1,160,855
Allowance for losses	(66,977)	(46,093)
Net loans receivable	1,193,617	1,114,762
Accrued interest receivable	10,643	8,662
Property, equipment, and right-of-use lease asset, net	13,259	14,375
Loan collateral in process of foreclosure(2)	47,375	52,711
Goodwill	150,803	150,803
Intangible assets, net	51,814	52,536
Income tax receivable	977	1,516
Other assets	21,487	19,404
Total assets	$1,651,743	$1,541,667
Liabilities
Accounts payable and accrued expenses(3)	$20,647	$16,234
Accrued interest payable	4,497	4,398
Deposits(4)	1,075,322	951,651
Short-term borrowings	60,889	38,223
Deferred tax liabilities	5,562	9,341
Operating lease liabilities	11,655	12,738
Long-term debt(5)	154,874	174,614
Total liabilities	1,333,446	1,207,199
Commitments and contingencies(6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 27,767,619 shares at June 30, 2020 and 27,597,802 shares at December 31, 2019 issued)	278	276
Additional paid in capital	276,495	275,511
Treasury stock (2,951,243 shares at June 30, 2020 and December 31, 2019)	(24,919)	(24,919)
Accumulated other comprehensive income	2,127	999
Retained earnings (deficit)	(6,339)	11,281
Total stockholders’ equity	247,642	263,148
Non-controlling interest in consolidated subsidiaries	70,655	71,320
Total equity	318,297	334,468
Total liabilities and equity	$1,651,743	$1,541,667
Number of shares outstanding	24,816,376	24,646,559
Book value per share	$9.98	$10.68

(1)	Includes restricted cash of $2,970 as of June 30, 2020 and December 31, 2019.
(2)

Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $9,265 as of June 30, 2020 and $8,163 as of December 31, 2019.

(3)	Includes the short-term portion of lease liabilities of $2,117 and $2,085 as of June 30, 2020 and December 31, 2019. Refer to Note 6 for more details.
(4)	Includes $2,573 and $2,594 of deferred financing costs as of June 30, 2020 and December 31, 2019.
(5)	Includes $2,136 and $2,511 of deferred financing costs as of June 30, 2020 and December 31, 2019.

(6)	Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2020	2019	2020	2019
Interest and fees on loans	$35,324	$31,313	$70,343	$60,752
Interest and dividends on investment securities	264	669	734	1,235
Medallion lease income	—	33	53	71
Total interest income(1)	35,588	32,015	71,130	62,058
Interest on deposits	5,920	5,485	11,861	10,406
Interest on short-term borrowings	481	904	1,045	1,886
Interest on long-term debt	2,434	2,432	4,929	4,251
Total interest expense(2)	8,835	8,821	17,835	16,543
Net interest income	26,753	23,194	53,295	45,515
Provision for loan losses	16,941	15,171	33,482	28,514
Net interest income after provision for loan losses	9,812	8,023	19,813	17,001
Other income (loss)
Sponsorship and race winnings	3,626	4,889	6,199	8,068
Write-down of loan collateral in process of foreclosure	(983)	(1,972)	(7,269)	(4,091)
Impairment of equity investments	(1)	—	(3,560)	—
Gain on the extinguishment of debt	—	—	—	4,145
Other income (loss)	614	(1,234)	906	424
Total other income (loss), net	3,256	1,683	(3,724)	8,546
Other expenses
Salaries and employee benefits	6,702	6,321	13,635	11,662
Professional fees	1,319	2,048	4,908	3,684
Race team related expenses	1,818	2,550	3,948	4,548
Loan servicing fees	1,729	1,293	3,341	2,487
Collection costs	1,461	2,253	2,690	2,891
Rent expense	631	577	1,328	1,177
Regulatory fees	236	448	601	895
Amortization of intangible assets	361	362	722	723
Travel, meals, and entertainment	32	205	240	470
Other expenses	1,897	2,127	4,044	4,349
Total other expenses	16,186	18,184	35,457	32,886
Loss before income taxes	(3,118)	(8,478)	(19,368)	(7,339)
Income tax benefit	853	1,835	4,102	2,091
Net loss after taxes	(2,265)	(6,643)	(15,266)	(5,248)
Less: income attributable to the non-controlling interest	1,712	857	2,354	1,024
Total net loss attributable to Medallion Financial Corp.	$(3,977)	$(7,500)	$(17,620)	$(6,272)
Basic net loss per share	$(0.16)	$(0.31)	$(0.72)	$(0.26)
Diluted net loss per share	$(0.16)	$(0.31)	$(0.72)	$(0.26)
Distributions declared per share	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	24,444,677	24,359,280	24,423,225	24,323,967
Diluted	24,444,677	24,359,280	24,423,225	24,323,967

(1)

Included in interest and investment income is $341 and $634 of paid-in-kind interest for the three and six months ended June 30, 2020, and $188 and $425 for the three and six months ended June 30, 2019.

(2)

Average borrowings outstanding were $1,290,318 and $1,227,413, and the related average borrowing costs were 2.75% and 2.92%, for the three and six months ended June 30, 2020, and were $1,127,509 and $1,108,512 and 3.14% and 3.01% for the three and six months ended June 30, 2019.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net loss after taxes from operations	$(2,265)	$(6,643)	$(15,266)	$(5,248)
Other comprehensive income, net of tax	981	558	1,128	1,227
Total comprehensive loss	(1,284)	(6,085)	(14,138)	(4,021)
Less comprehensive income attributable to the non-controlling interest	1,712	857	2,354	1,024
Total comprehensive loss attributable to Medallion Financial Corp.	$(2,996)	$(6,942)	$(16,492)	$(5,045)

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2019	27,597,802	$276	—	$275,511	(2,951,243)	$(24,919)	$11,281	$999	$263,148	$71,320	$334,468
Net income (loss)	—	—	—	—	—	—	(13,643)	—	(13,643)	642	(13,001)
Distributions to non- controlling interest	—	—	—	—	—	—	—	—	—	(1,507)	(1,507)
Stock-based compensation	—	2	—	464	—	—	—	—	466	—	466
Issuance of restricted stock, net	165,674	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,577)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	147	147	—	147
Balance at March 31, 2020	27,757,899	278	—	275,975	(2,951,243)	(24,919)	(2,362)	1,146	250,118	70,455	320,573
Net income (loss)	—	—	—	—	—	—	(3,977)	—	(3,977)	1,712	(2,265)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation	—	—	—	520	—	—	—	—	520	—	520
Issuance of restricted stock, net	10,416	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(696)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	981	981	—	981
Balance at June 30, 2020	27,767,619	$278	—	$276,495	(2,951,243)	$(24,919)	$(6,339)	$2,127	$247,642	$70,655	$318,297

.

(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	27,385,600	$274	—	$274,292	(2,951,243)	$(24,919)	$13,043	$(82)	$262,608	$27,596	$290,204
Net income	—	—	—	—	—	—	1,228	—	1,228	167	1,395
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation expense	—	1	—	164	—	—	—	—	165	—	165
Issuance of restricted stock, net	163,098	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(1,699)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	669	669	—	669
Balance at March 31, 2019	27,546,999	275	—	274,456	(2,951,243)	(24,919)	14,271	587	264,670	27,171	291,841
Net income (loss)	—	—	—	—	—	—	(7,500)	—	(7,500)	857	(6,643)
Distributions to non-controlling interest	—	—	—	—	—	—	-	—	—	(592)	(592)
Stock-based compensation	—	—	—	340	—	—	—	—	340	—	340
Issuance of restricted stock, net	4,751	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(949)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	—	558	558	—	558
Balance at June 30, 2019	27,550,801	$275	—	$274,796	(2,951,243)	$(24,919)	$6,771	$1,145	$258,068	$27,436	$285,504

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,266)	$(5,248)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Provision for loan losses	33,482	28,514
Paid-in-kind interest	(634)	(425)
Depreciation and amortization	2,933	4,186
Decrease in deferred and other tax liabilities	(3,240)	(1,560)
Amortization of origination fees, net	2,891	2,389
Net change in loan collateral in process of foreclosure	11,282	7,411
Net realized losses on investments	3,555	—
Net change in unrealized appreciation on investments	—	(96)
Stock-based compensation expense	987	505
Gain on extinguishment of debt	—	(4,145)
(Increase) decrease in accrued interest receivable	2,106	(329)
Increase in other assets	(5,518)	(5,505)
Increase in accounts payable and accrued expenses	653	139
Increase in accrued interest payable	172	353
Net cash provided by operating activities	33,403	26,189
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(264,514)	(240,523)
Proceeds from principal receipts, sales, and maturities of loans	137,286	122,106
Purchases of investments	(7,796)	(1,650)
Proceeds from principal receipts, sales, and maturities of investments	8,397	2,877
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	6,179	9,167
Net cash used for investing activities	(120,448)	(108,023)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	344,982	292,725
Repayments of time deposits and funds borrowed	(218,855)	(195,272)
Distributions to non-controlling interests	(3,019)	(1,184)
Net cash provided by financing activities	123,108	96,269
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	36,063	14,435
Cash, cash equivalents, and restricted cash, beginning of period(1)	67,821	57,713
Cash, cash equivalents, and restricted cash, end of period(1)	$103,884	$72,148
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$16,355	$15,077
Cash paid during the period for income taxes	81	120
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$12,125	$19,451

(1)	Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Beginning in 2019, the Bank began the process to build-out a strategic partnership program with financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020 and began issuing its first loans, while continuing to explore opportunities with additional fintech companies.

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,083,000 at June 30, 2020, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, together, Medallion Chicago, purchased $8,689,000 of City of Chicago taxi medallions out of foreclosure, some of which are leased to fleet operators. The 159 medallions are carried at a net realizable value of $3,091,000 in other assets on the Company’s consolidated balance sheet at June 30, 2020, December 31, 2019, and June 30, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash includes $2,970,000 of an interest reserve associated with the private placements of debt in March and August 2019, which cannot be used for any other purpose until March 2022. Cash also includes $2,500,000 of interest-bearing funds deposited in other banks that are callable, with terms of 4 to 7 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with readily determinable fair value to be valued as such, and those that do not to be measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10,389,000 and $10,079,000 at June 30, 2020 and December 31, 2019, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of June 30, 2020 and December 31, 2019, the Company determined that there was no impairment or observable price change.

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $271,000 at June 30, 2020 and $248,000 at December 31, 2019, and $79,000 and $134,000 was amortized to interest income for the three and six months ended June 30, 2020 and $13,000 and $25,000 was amortized to interest income for the three and six months ended June 30, 2019. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2020 and December 31, 2019, net loan origination costs were $20,076,000 and $17,839,000. Net amortization to income for the three months ended June 30, 2020 and 2019 was $1,587,000 and $1,238,000, and was $2,891,000 and $2,389,000 for the six months ended June 30, 2020 and 2019.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as a recovery. Total loans 90 days or more past due were $15,576,000 at June 30, 2020, or 1.26% of the total loan portfolio, compared to $8,663,000, or 0.76% at December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law to address the economic impacts of the COVID-19 pandemic. Under the CARES Act and related guidance from the FDIC, the Company has temporarily suspended its delinquency and nonperforming treatment for certain loans that have been granted a payment accommodation that facilitates the borrowers’ ability to work through the immediate impact of the virus. Borrowers who were current prior to becoming affected by COVID-19 and then receive payment accommodations as a result of the effects of the COVID-19 pandemic, generally are not reported as past due if all payments are current in accordance with the revised terms of the loans.   The Company has chosen to apply this part of the CARES Act in connection with eligible accommodations and will not report the applicable loans as past due for any payments not made during the deferment period. If the deferrals had not been granted, and no payments were made on such loans, loans 90 days or more past due would have been $115,216,000 at June 30, 2020, or 9.3% of the total loan portfolio, primarily in the medallion loan portfolio.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants concessions to the borrower for other than an insignificant period of time that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans. Beginning in the third quarter 2019, all consumer loans which are party to a Chapter 13 bankruptcy are immediately classified as TDRs. The Company’s policy with regard to bankrupt loans is take an immediate 40% write down of the loan balance. Under the CARES Act, during the applicable period beginning March 1, 2020 and ending on the earlier of December 31, 2020 or 60 days after the date which the coronavirus, or COVID-19, national emergency terminates, companies may elect to (a) suspend the requirements of US GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs and (b) suspend any determination of a loan modified as a result of the effects of COVID-19 as a TDR, including impairment for accounting purposes. Any such suspension is applicable for the term of the loan modification, but solely with respect to any modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019, and shall not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. As of June 30, 2020, there were no consumer or medallion loan modifications related to COVID-19 that would have otherwise been classified as a TDR, and therefore there was no need for the Company to elect this relief under the CARES Act during the 2020 second quarter. However, we expect to have loan modifications related to COVID-19 that would apply under this provision of the CARES Act in the future.

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

The Company had $23,303,000 and $28,833,000 of net loans pledged as collateral under borrowing arrangements at June 30, 2020 and December 31, 2019.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $108,195,000 at June 30, 2020 and $113,581,000 at December 31, 2019. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, which relates to servicing assets held by MFC (related to the remaining assets in Trust III) and the Bank, and determined that no material servicing asset or liability existed as of June 30, 2020 and December 31, 2019. The Company assigned its servicing rights of the Bank’s portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from the Bank by MSC.

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at. For medallion loans, delinquent nonperforming loans are valued at the median sales price over the most recent quarter, non-delinquent nonperforming loans are valued at the discounted cash flow if such loans were modified and it is clear that sources other than the taxi business were instrumental in keeping such loans current, and performing medallion loans are reserved utilizing historical loss ratios over a three-year lookback period. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result, reserves of $2,025,000 were recorded by the Company as a general reserve on medallion loans as an additional buffer against future losses, not including the Bank’s general reserve of $17,351,000 which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded a general reserve benefit of $11,555,000. As a result of COVID-19, there was an increase in the reserve percentages of 50 basis points on the recreational subprime loan business, and an increase in the medallion loans general reserve inputs due to the uncertainty about the potential impact on the business, which had resulted in an increase to the general reserves of $6,768,000 during the 2020 second quarter.  The Company continues to monitor the impact of COVID-19 on the consumer, commercial, and medallion loans. Had there been no payment deferrals offered to borrowers under the CARES Act, potential loans 90 days or more past due would have resulted in increased reserves and/or charge-offs. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the change to bank holding company accounting, and was subject to a purchase price accounting allocation process conducted by an independent third party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of June 30, 2020, December 31, 2019, and June 30, 2019, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $51,814,000, $52,536,000 and $53,259,000, and the Company recognized $361,000 and $362,000 of amortization expense on the intangible assets for the three months ended June 30, 2020 and 2019, and $722,000 and $723,000 of amortization expense on the intangible assets for the six months ended June 30, 2020 and 2019. Additionally, loan portfolio premiums of $12,387,000 were determined as of April 2, 2018, of which $5,251,000, $5,758,000, and $6,875,000 were outstanding at June 30, 2020, December 31, 2019, and June 30, 2019, and of which $179,000 and $1,081,000 were amortized to interest income for the three months ended June 30, 2020 and 2019, and of which $508,000 and $2,173,000 was amortized to interest income for the six months ended June 30, 2020 and 2019. The Company engaged an expert to assess the goodwill and intangibles for impairment at December 31, 2019, who concluded there was no impairment on the Bank and on the RPAC intangible asset. The Company reviewed the goodwill related to the Bank and the RPAC intangible assets, considered whether the current COVID-19 pandemic had any effect on such goodwill, and concluded that there was no additional impairment as of June 30, 2020.

The table below shows the details of the intangible assets as of the dates presented.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Brand-related intellectual property	$19,525	$20,075
Home improvement contractor relationships	6,124	6,296
Race organization	26,165	26,165
Total intangible assets	$51,814	$52,536

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $139,000 and $105,000 for the three months ended June 30, 2020 and 2019, and was $261,000 and $205,000 for the six months ended June 30, 2020 and 2019.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $586,000 and $597,000 for the three months ended June 30, 2020 and 2019, and was $1,308,000 and $1,118,000 for the six months ended June 30, 2020 and 2019. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $4,709,000, $5,105,000, and $5,584,000 as of June 30, 2020, December 31, 2019, and June 30, 2019.

Income Taxes

Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes, or ASC 740. Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating losses, capital losses and any tax credit carryforwards. A valuation allowance is provided against a deferred tax asset when it is more likely than not that some or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance for deferred tax assets is needed. Items considered in determining the Company’s valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences. The Company recognizes tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. The Company records income tax related interest and penalties, if applicable, within current income tax expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2020	2019	2020	2019
Net loss resulting from operations available to common stockholders	$(3,977)	$(7,500)	$(17,620)	$(6,272)
Weighted average common shares outstanding applicable to basic EPS	24,444,677	24,359,280	24,423,225	24,323,967
Effect of dilutive stock options	—	—	—	—
Effect of restricted stock grants	—	—	—	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,444,677	24,359,280	24,423,225	24,323,967
Basic loss per share	$(0.16)	$(0.31)	$(0.72)	$(0.26)
Diluted loss per share	(0.16)	(0.31)	(0.72)	(0.26)

Potentially dilutive common shares excluded from the above calculations aggregated 851,272 and 498,714 shares as of June 30, 2020 and 2019.

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

During the six months ended June 30, 2020 and 2019, the Company issued 165,674 and 167,849 of restricted shares of stock-based compensation awards, issued 335,773 and 375,481 shares of other stock-based compensation awards, and issued no restricted stock units and recognized $520,000 and $987,000, or $0.02 and $0.04 per share, for the three and six months ended June 30, 2020, and $340,000 and $505,000, or $0.01 and $0.02 per share, for the three and six months ended June 30, 2019, of non-cash stock-based compensation expense related to the grants. As of June 30, 2020, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $2,845,000, which is expected to be recognized over the next 15 quarters (see Note 8).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of June 30, 2020, the Bank’s Tier 1 leverage ratio was 16.96%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well- Capitalized	June 30, 2020	December 31, 2019
Common equity Tier 1 capital	—	—	$153,401	$158,187
Tier 1 capital	—	—	222,189	226,975
Total capital	—	—	238,617	241,842
Average assets	—	—	1,310,103	1,172,866
Risk-weighted assets	—	—	1,252,122	1,144,337
Leverage ratio(1)	4.0%	5.0%	17.0%	19.4%
Common equity Tier 1 capital ratio(2)	7.0	6.5	12.3	13.8
Tier 1 capital ratio(3)	8.5	8.0	17.7	19.8
Total capital ratio(3)	10.5	10.0	19.1	21.1

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of June 30, 2020 and December 31, 2019 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both June 30, 2020 and December 31, 2019.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12 “Income Taxes, or Topic 740: Simplifying the Accounting for Income Taxes.” The objective of this update is to simplify the accounting for income taxes by removing certain exceptions to the general principles and improve consistent application of and simplify other areas of Topic 740. The amendments in this update are effective for annual periods beginning after December 15, 2020, and for interim periods within those fiscal years. The Company does not believe this update will have a material impact on its financial condition.

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

(3) INVESTMENT SECURITIES

Fixed maturity securities available for sale as of June 30, 2020 and December 31, 2019 consisted of the following:

June 30, 2020 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$35,310	$1,645	$(3)	$36,952
State and municipalities	10,301	242	—	10,543
Total	$45,611	$1,887	$(3)	$47,495

December 31, 2019 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$36,335	$411	$(112)	$36,634
State and municipalities	12,279	186	(101)	12,364
Total	$48,614	$597	$(213)	$48,998

The amortized cost and estimated market value of investment securities as of June 30, 2020 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$25	$25
Due after one year through five years	11,769	12,250
Due after five years through ten years	12,089	12,877
Due after ten years	21,728	22,343
Total	$45,611	$47,495

The following tables show information pertaining to securities with gross unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
June 30, 2020 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(3)	$1,820	$—	$—
State and municipalities	—	—	—	274
Total	$(3)	$1,820	$—	$274

	Less than Twelve Months		Twelve Months and Over
December 31, 2019 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(74)	$8,291	$(38)	$4,939
State and municipalities	(17)	2,099	(84)	2,739
Total	$(91)	$10,390	$(122)	$7,678

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at June 30, 2020 and December 31, 2019.

	As of June 30, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$786,785	62%	$713,332	62%
Home improvement	282,072	22	247,324	21
Commercial	71,476	6	69,767	6
Medallion	120,253	10	130,432	11
Strategic partnership	8	—	—	—
Total gross loans	1,260,594	100%	1,160,855	100%
Allowance for loan losses	(66,977)		(46,093)
Total net loans	$1,193,617		$1,114,762

The following tables show the activity of the gross loans for the three and six ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2020	$735,175	$255,899	$68,257	$124,448	$—	$1,183,779
Loan originations	106,206	44,713	3,000	—	153	154,072
Principal payments, sales and maturities	(49,457)	(18,496)	(132)	(1,687)	(145)	(69,917)
Charge-offs, net	(3,565)	(196)	—	(260)	—	(4,021)
Transfer to loan collateral in process of foreclosure, net	(3,003)	—	—	(2,185)	—	(5,188)
Amortization of origination costs	(2,031)	455	2	(13)	—	(1,587)
Amortization of loan premium	(51)	(82)	—	(46)	—	(179)
FASB origination costs	3,511	(221)	8	(4)	—	3,294
Paid-in-kind interest	—	—	341	—	—	341
Gross loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594

Six Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	175,850	78,178	5,175	—	153	259,356
Principal payments, sales and maturities	(86,529)	(42,720)	(4,112)	(3,780)	(145)	(137,286)
Charge-offs, net	(9,946)	(832)	—	(1,820)	—	(12,598)
Transfer to loan collateral in process of foreclosure, net	(7,781)	—	—	(4,344)	—	(12,125)
Amortization of origination costs	(3,760)	896	4	(31)	—	(2,891)
Amortization of loan premium	(103)	(168)	—	(237)	—	(508)
FASB origination costs	5,722	(606)	8	33	—	5,157
Paid-in-kind interest	—	—	634	—	—	634
Gross loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594

Three Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – March 31, 2019	$609,999	$193,275	$55,211	$165,715	$1,024,200
Loan originations	102,695	33,533	9,270	—	145,498
Principal payments, sales and maturities	(40,088)	(16,837)	(226)	(3,162)	(60,313)
Charge-offs, net	(2,433)	(86)	—	(8,844)	(11,363)
Transfer to loan collateral in process of foreclosure, net	(3,491)	—	—	(6,863)	(10,354)
Amortization of origination costs	(1,582)	347	1	(4)	(1,238)
Amortization of loan premium	(67)	(111)	—	(903)	(1,081)
FASB origination costs	3,507	(572)	(2)	5	2,938
Paid-in-kind interest	—	—	188	—	188
Gross loans – June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475

Six Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	166,327	60,180	9,770	—	236,277
Principal payments, sales and maturities	(73,140)	(33,072)	(9,805)	(6,599)	(122,616)
Charge-offs, net	(7,363)	(245)	—	(16,631)	(24,239)
Transfer to loan collateral in process of foreclosure, net	(6,883)	—	—	(12,568)	(19,451)
Amortization of origination costs	(3,020)	693	30	(92)	(2,389)
Amortization of loan premium	(136)	(220)	—	(1,817)	(2,173)
FASB origination costs	5,717	(942)	(61)	45	4,759
Paid-in-kind interest	—	—	425	—	425
Gross loans – June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475

The following table sets forth the activity in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance for loan losses – beginning balance	$54,057	$36,862	$46,093	$36,395
Charge-offs
Recreation	(5,708)	(4,395)	(13,951)	(10,921)
Home improvement	(548)	(539)	(1,558)	(1,088)
Commercial	—	—	—	—
Medallion	(1,771)	(9,242)	(3,696)	(18,029)
Total charge-offs	(8,027)	(14,176)	(19,205)	(30,038)
Recoveries
Recreation	2,143	1,962	4,005	3,558
Home improvement	352	453	726	843
Commercial	—	—	—	—
Medallion	1,511	398	1,876	1,398
Total recoveries	4,006	2,813	6,607	5,799
Net charge-offs(1)	(4,021)	(11,363)	(12,598)	(24,239)
Provision for loan losses	16,941	15,171	33,482	28,514
Allowance for loan losses – ending balance(2) (3)	$66,977	$40,670	$66,977	$40,670

(1)

As of June 30, 2020, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $245,058, representing collection opportunities for the Company.

(2)

Includes $2,025 of a general reserve for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 3% of the total allowance, and 1.94% of the medallion loans under 90 days past due as of June 30, 2020. This figure excludes $17,351 of a general reserve on loans at the Bank, which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded a general reserve benefit of $11,555.

(3)	As of June 30, 2020, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of June 30, 2020 and December 31, 2019.

June 30, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$27,021	40%	3.43%
Home improvement	4,072	6	1.44
Commercial	—	—	—
Medallion	35,884	54	29.84
Total	$66,977	100%	5.31%

December 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$18,075	39%	2.53%
Home improvement	2,608	6	1.05
Commercial	—	—	—
Medallion	25,410	55	19.48
Total	$46,093	100%	3.97%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Total nonaccrual loans	$81,539	$26,484	$26,878
Interest foregone quarter to date	1,202	1,121	379
Amount of foregone interest applied to principal in the quarter	8	53	116
Interest foregone year to date	1,734	2,152	615
Amount of foregone interest applied to principal in the year	57	254	219
Interest foregone life to date	4,171	2,744	1,809
Amount of foregone interest applied to principal life to date	973	471	847
Percentage of nonaccrual loans to gross loan portfolio	6%	2%	2%

The following tables present the performance status of loans as of June 30, 2020 and December 31, 2019.

June 30, 2020 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$781,473	$5,312		$786,785	0.68%
Home improvement	281,935	137		282,072	0.05
Commercial	56,230	15,246		71,476	21.33
Medallion	59,023	61,230		120,253	50.92
Strategic partnership	8	—		8	—
Total	$1,178,669	$81,925	(1)	$1,260,594	6.50%

December 31, 2019 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$705,070	$8,262		$713,332	1.16%
Home improvement	247,139	185		247,324	0.07
Commercial	57,905	11,862		69,767	17.00
Medallion	88,248	42,184		130,432	32.34
Total	$1,098,362	$62,493	(1)	$1,160,855	5.38%

(1)	Includes $386 and $36,009 of TDRs as of June 30, 2020 and December 31, 2019, which are accruing and paying currently, but which are considered nonperforming loans under GAAP.

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of June 30, 2020 and 2019, and December 31, 2019, all of which had an allowance recorded against the principal balance.

	June 30, 2020			December 31, 2019			June 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$5,312	$5,312	$243	$8,262	$8,262	$329	$5,755	$5,755	$211
Home improvement	137	137	2	185	185	3	165	165	3
Commercial	15,246	15,251	—	11,862	11,867	—	8,743	8,838	455
Medallion	61,230	61,555	35,838	42,184	42,650	14,824	12,215	12,967	19,383
Total nonperforming loans with an allowance	$81,925	$82,255	$36,083	$62,493	$62,964	$15,156	$26,878	$27,725	$20,052

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020		For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$5,544	$158	$5,653	$299	$5,777	$135	$5,951	$246
Home improvement	137	1	137	1	167	—	167	—
Commercial	15,360	—	15,359	1	6,656	30	5,776	73
Medallion	54,418	203	63,731	605	15,932	20	15,557	27
Total nonperforming loans with an allowance	$75,459	$362	$84,880	$906	$28,532	$185	$27,451	$346

The following tables show the aging of all loans as of June 30, 2020 and December 31, 2019.

	Days Past Due
June 30, 2020 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$12,749	$4,228	$3,365	$20,342	$741,061	$761,403	$45
Home improvement	461	225	137	823	284,632	285,455	—
Commercial	—	6	107	113	71,363	71,476	—
Medallion(2)	16,134	5,406	11,967	33,507	82,838	116,345	—
Strategic partnership	—	—	—	—	8	8	—
Total	$29,344	$9,865	$15,576	$54,785	$1,179,902	$1,234,687	$45

(1)	Excludes loan premiums of $5,251 resulting from purchase price accounting and $20,656 of capitalized loan origination costs.

(2)

Included in the current medallion loan aging bucket were $80,403 of loans that had been granted deferral status under the CARES Act, some or all of which may have become delinquent had they not been granted the deferral status.

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

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 254%, 190%, and 210% as of June 30, 2020, December 31, 2019, and June 30, 2019.

The following table shows the TDRs which the Company entered into during the three and six months ended June 30, 2020.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended June 30, 2020
Recreation	21	$231	$185
Medallion	17	12,519	12,519
Six months ended June 30, 2020
Recreation	51	$633	$426
Medallion	30	13,641	13,641

During the twelve months ended June 30, 2020, 20 medallion loans modified as TDRs were in default and had an investment value of $11,419,000 as of June 30, 2020, net of a $6,680,000 allowance for loan losses, and 88 recreation loans modified as TDRs were in default and had an investment value of $802,000 as of June 30, 2020, net of a $37,000 allowance for loan losses.

The following table shows the TDRs which the Company entered into during the three and six months ended June 30, 2019.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended June 30, 2019
Medallion	3	$842	$842
Six months ended June 30, 2019
Medallion	10	$3,737	$3,737

During the twelve months ended June 30, 2019, five loans modified as TDRs were in default and had an investment value of $1,530,000 as of June 30, 2019, net of a $912,000 allowance for loan losses.

The following tables show the activity of the loan collateral in process of foreclosure, which relate only to the recreation and medallion loans, for the three and six months ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2020	$1,717	$45,100	$46,817
Transfer from loans, net	3,003	2,185	5,188
Sales	(1,988)	—	(1,988)
Cash payments received	—	(185)	(185)
Collateral valuation adjustments	(1,474)	(983)	(2,457)
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375

Six Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	7,781	4,344	12,125
Sales	(3,986)	(300)	(4,286)
Cash payments received	—	(1,893)	(1,893)
Collateral valuation adjustments	(4,013)	(7,269)	(11,282)
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375

Three Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2019	$1,180	$48,628	$49,808
Transfer from loans, net	3,491	6,863	10,354
Sales	(2,034)	(175)	(2,209)
Cash payments received	—	(1,931)	(1,931)
Collateral valuation adjustments	(1,682)	(1,972)	(3,654)
Loan collateral in process of foreclosure – June 30, 2019	$955	$51,413	$52,368

Six Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	6,883	12,568	19,451
Sales	(4,111)	(551)	(4,662)
Cash payments received	—	(4,505)	(4,505)
Collateral valuation adjustments	(3,320)	(4,091)	(7,411)
Loan collateral in process of foreclosure – June 30, 2019	$955	$51,413	$52,368

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Twelve Months Ending June 30,
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	June 30, 2020(1)	December 31, 2019(1)	Interest Rate (2)
Deposits(3)	$398,626	$321,492	$158,870	$125,643	$73,014	$—	$1,077,645	$954,245	2.00%
SBA debentures and borrowings	28,936	—	5,000	2,500	12,500	25,500	74,436	71,746	3.34
Retail and privately placed notes	—	33,625	—	36,000	—	—	69,625	69,625	8.61
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.44
Notes payable to banks	31,453	280	280	210	—	—	32,223	33,183	3.63
Other borrowings	500	7,368	—	—	747	—	8,615	7,794	1.91
Total	$459,515	$362,765	$164,150	$164,353	$86,261	$58,500	$1,295,544	$1,169,593	2.48%

(1)	Excludes deferred financing costs of $4,709 and $5,105 as of June 30, 2020 and December 31, 2019.
(2)	Weighted average contractual rate as of June 30, 2020.
(3)	Balance excludes $250 of strategic partner reserve deposits as of June 30, 2020.

(A) DEPOSITS

Deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. The Bank did not have any individual time deposits greater than $100,000 as of June 30, 2020. The following table presents the maturity of the broker pools, excluding strategic partner reserve deposits, as of June 30, 2020.

(Dollars in thousands)	June 30, 2020
Three months or less	$166,258
Over three months through six months	74,000
Over six months through one year	158,368
Over one year	679,019
Total deposits	$1,077,645

(B) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum, required a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018 (which was paid) and a minimum of $7,600,000 of principal and interest to be paid on or before March 27, 2019 (which was paid), and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date, which was subsequently extended to September 1, 2020. The SBA Loan agreement contains covenants and events of defaults, including, without limitation, payment defaults, breaches of representations and warranties and covenants defaults. As of June 30, 2020, $175,485,000 of commitments had been fully utilized, there were no commitments available, and $74,436,000 was outstanding, including $20,436,000 under the SBA Note.

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of June 30, 2020.

Borrower (Dollars in thousands)	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at June 30, 2020	Payment	Average Interest Rate at June 30, 2020	Interest Rate Index(1)
Medallion Financial Corp.	5/5	4/11 - 8/14	9/20 - 3/21	Term loans and demand notes secured by pledged loans(2)	$20,416	(2)	$20,416	Interest only(3)	3.68%	Various(3)
Medallion Chicago	2/23	11/11 - 12/11	2/21	Term loans secured by owned Chicago medallions(4)	18,449		10,687	$134 of principal & interest paid monthly	3.50%	N/A
Medallion Funding	1/1	11/18	12/23		1,400		1,120	$70 principal & interest paid quarterly	4.00%	N/A
					$40,265		$32,223

(1)	At June 30, 2020, 30-day LIBOR was 0.16%, 360-day LIBOR was 0.55%, and the prime rate was 3.25%.
(2)

One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, one note has a fixed interest rate of 3.75%, one note has an interest rate of LIBOR plus 3.75%, and the other interest rates on these borrowings are LIBOR plus 2%.

(3)	Various agreements call for remittance of all principal received on pledged loans subject to minimum monthly payments ranging up to or from $12 to $85.
(4)	Guaranteed by the Company.

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

As a result of the cash flow shortages due to the slowdown in the taxi industry resulting from the COVID-19 pandemic, the Company received 60-90 day payment deferrals that terminated in May and June for the notes payable to banks described above. The Company is currently in the process of requesting extensions of such deferrals; however, there can be no assurance that such extensions will be granted.

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

(E) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (0.30% at June 30, 2020) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At June 30, 2020, $33,000,000 was outstanding on the preferred securities.

(F) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty (refer to Note 11 for more details). At June 30, 2020, the total outstanding on these notes was $7,368,000 at a 2.00% annual interest rate compounded monthly and due March 31, 2022. Additionally, RPAC has a short term promissory note to an unrelated party for $500,000 due on December 31, 2020.

On June 17, 2020, RPAC was approved for and received a Paycheck Protection Program, or PPP, loan under the CARES Act. As of June 30, 2020, the total outstanding balance of such loan was $747,000 at a 1.00% annual interest rate due in five years. Under the terms of the note, RPAC could be granted forgiveness for all or a portion of the balance if the loan proceeds are used in accordance with the requirements set forth in the PPP. As of June 30, 2020, RPAC had not applied for forgiveness of this loan.

(G) COVENANT COMPLIANCE

Certain of the Company’s debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth. The Company was in compliance with such restrictions as of June 30, 2020.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three and months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease costs	$596	$531	$1,192	$1,062
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	632	537	1,324	1,124
Right-of-use asset obtained in exchange for lease liability	(14)	(14)	(28)	(30)

The following table presents the breakout of the operating leases as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$12,458	$13,482
Other current liabilities	2,117	2,085
Operating lease liabilities	11,655	12,738
Total operating lease liabilities	13,772	14,823
Weighted average remaining lease term	6.8 years	7.3 years
Weighted average discount rate	5.55%	5.54%

At June 30, 2020, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2020	$1,286
2021	2,473
2022	2,411
2023	2,356
2024	2,373
Thereafter	5,962
Total lease payments	$16,861
Less imputed interest	3,089
Total operating lease liabilities	$13,772

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Goodwill and other intangibles	$(45,288)	$(45,595)
Provision for loan losses	23,298	19,198
Net operating loss carryforwards(1)	22,736	22,607
Accrued expenses, compensation, and other assets	1,886	1,701
Unrealized gains on other investments	(7,732)	(6,790)
Total deferred tax liability	(5,100)	(8,879)
Valuation allowance	(462)	(462)
Deferred tax liability, net	(5,562)	(9,341)
Taxes receivable	977	1,516
Net deferred and other tax liabilities	$(4,585)	$(7,825)

(1)

As of June 30, 2020, the Company and its subsidiaries had an estimated $90,204 of net operating loss carryforwards, $1,712 of which expire at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $22,274 as of June 30, 2020.

The components of our tax benefit for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Current
Federal	$—	$—	$—	$(869)
State	(137)	(136)	(223)	(959)
Deferred
Federal	774	1,588	3,299	2,198
State	216	383	1,026	1,721
Net benefit for income taxes	$853	$1,835	$4,102	$2,091

The following table presents a reconciliation of statutory federal income tax (provision) benefit to consolidated actual income tax benefit for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Statutory Federal income tax benefit at 21%	$655	$1,663	$4,067	$1,284
State and local income taxes, net of federal income tax benefit	122	194	760	87
Change in effective state income tax rate	196	—	149	686
Income attributable to non-controlling interest	50	—	(166)	—
Non deductible expenses	(198)	—	(789)	—
Other	28	(22)	81	34
Total income tax benefit	$853	$1,835	$4,102	$2,091

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of June 30, 2020.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2016 through the present are the more significant filings that are open for examination. Currently, the Company is undergoing various examinations covering the years 2016 to 2018.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. A total of 2,210,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,003,015 remained issuable as of June 30, 2020. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At June 30, 2020, 869,605 options on the Company’s common stock were outstanding under the Company’s plans, of which 179,079 options were exercisable. Additionally there were 362,943 unvested shares of the Company’s common stock outstanding and 15,624 unvested restricted share units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.30 per share and $2.98 per share for the six months ended June 30, 2020 and 2019. The following assumption categories are used to determine the value of any option grants.

	Six Months Ended June 30,
	2020	2019
Risk free interest rate	1.46%	2.39%
Expected dividend yield	—	0.79
Expected life of option in years(1)	6.25	6.25
Expected volatility(2)	50.18	48.45

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2020 first and second quarters and the 2019 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	144,666	$2.14-13.84	$7.23
Granted	449,450	5.21-7.25	6.61
Cancelled	(44,076)	6.55-13.84	9.00
Exercised(1)	—	—	—
Outstanding at December 31, 2019	550,040	2.14-13.53	6.58
Granted	335,773	6.68	6.68
Cancelled	(14,585)	6.55-7.25	6.67
Exercised(1)	—	—	—
Outstanding at March 31, 2020	871,228	2.14-13.53	6.62
Granted	—	—	—
Cancelled	(1,623)	6.55-7.25	6.90
Exercised(1)	—	—	—
Outstanding at June 30, 2020	869,605	$2.14-13.53	$6.62
Options exercisable at June 30, 2020(2)	179,079	2.14-13.53	6.63

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 for the three and six months ended June 30, 2020 and 2019.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2020 and the related exercise price of the underlying options, was $9,000 for outstanding options and $8,000 for exercisable options as of June 30, 2020. The remaining contractual life was 8.85 years for outstanding options and 7.49 years for exercisable options at June 30, 2020.

The following table presents the activity for the restricted stock programs for the 2020 first and second quarters and the 2019 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	190,915	$2.14-5.27	$4.06
Granted	216,148	4.80-7.25	6.59
Cancelled	(3,946)	3.93-6.55	4.97
Vested(1)	(118,238)	2.06-4.80	3.89
Outstanding at December 31, 2019	284,879	3.95-7.25	6.01
Granted	165,674	6.68	6.68
Cancelled	(5,577)	3.95-7.25	6.67
Vested(1)	(81,337)	3.95-6.55	5.41
Outstanding at March 31, 2020	363,639	4.39-7.25	6.44
Granted	—	—	—
Cancelled	(696)	6.55-7.25	6.97
Vested(1)	—	—	—
Outstanding at June 30, 2020(2)	362,943	$4.39-7.25	$6.44

(1)

The aggregate fair value of the restricted stock vested was $0 and $553,000 for the three and six months ended June 30, 2020, and was $113,000 and $736,000 for the three and six months ended June 30, 2019.

(2)	The aggregate fair value of the restricted stock was $962,000 as of June 30, 2020. The remaining vesting period was 2.45 years at June 30, 2020.

In addition, during the year ended December 31, 2019, the Company granted 26,040 restricted stock units that vested on June 14, 2020 with a grant price of $4.80. These units have the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A, which was done for 15,624 units. The remaining 10,416 units vested and were settled.

The following table presents the activity for the unvested options outstanding under the plans for the 2020 first and second quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	487,262	$2.14-7.25	$6.45
Granted	335,773	6.68	6.68
Cancelled	(14,148)	6.55-7.25	6.68
Vested	(104,939)	6.55	6.55
Outstanding at March 31, 2020	703,948	2.14-7.25	6.21
Granted	—	—	—
Cancelled	(1,422)	6.55-7.25	6.95
Vested	(12,000)	2.22-5.58	4.46
Outstanding at June 30, 2020	690,526	$2.14-7.25	$6.61

The intrinsic value of the options vested was $1,000 and $42,000 for the three and six months ended June 30, 2020.

(9) SEGMENT REPORTING

The Company has six business segments, which include four lending and two non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states, with the highest concentrations in Texas, Florida, and California at 16%, 10%, and 9% of loans outstanding and with no other states over 9% as of June 30, 2020. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 60%, 19%, and 13% of the segment portfolio as of June 30, 2020. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in swimming pools, roofs, windows, and solar panels, at 24%, 23%, 13%, and 10% of total home improvement loans outstanding, and with no other product lines over 10% as of June 30, 2020. The commercial lending segment focuses on enterprise wide industries, including manufacturing services, and various other industries, in which 54% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of the medallions, taxis, and related assets, of which 90% were in New York City as of June 30, 2020.

In addition, our non-operating segments include RPAC, which is a race car team, and our corporate and other investments segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements. As a result of COVID-19, the current year race season had been suspended from March 15, 2020 through May 17, 2020. As states began to reopen, NASCAR resumed races and intends on completing all races scheduled. During the three months ended June 30, 2020, the Bank began issuing loans related to the new strategic partnership business, which is currently included within the corporate and other investment segment due to its small size.

As part of the segment reporting, capital ratios for all operating segments have been normalized at 20%, which approximates the percentage of consolidated total equity divided by total assets, with the net adjustment applied to corporate and other investments. In addition, the commercial segment exclusively represents the mezzanine lending business, and the legacy commercial loan business (immaterial to total) has been allocated to corporate and other investments.

The following tables present segment data as of and for the three and six months ended June 30, 2020 and 2019.

	Consumer Lending						Corp.
Three Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$27,229	$6,326	$1,726		$(7)	$—	$314	$35,588
Total interest expense	3,226	1,236	617		988	40	2,728	8,835
Net interest income (loss)	24,003	5,090	1,109		(995)	(40)	(2,414)	26,753
Provision for loan losses	8,292	760	—		7,889	—	—	16,941
Net interest income (loss) after loss provision	15,711	4,330	1,109		(8,884)	(40)	(2,414)	9,812
Sponsorship and race winnings	—	—	—		—	3,626	—	3,626
Race team related expenses	—	—	—		—	(1,818)	—	(1,818)
Other income (expense), net	(6,497)	(1,962)	(584)		(2,292)	(1,378)	(2,025)	(14,738)
Net income (loss) before taxes	9,214	2,368	525		(11,176)	390	(4,439)	(3,118)
Income tax benefit (provision)	(2,356)	(606)	(131)		2,785	(97)	1,258	853
Net income (loss)	$6,858	$1,762	$394		$(8,391)	$293	$(3,181)	$(2,265)
Balance Sheet Data
Total loans, net	$759,764	$278,000	$68,140		$84,369	$—	$3,344	$1,193,617
Total assets	775,151	288,501	86,831		190,657	30,542	280,061	1,651,743
Total funds borrowed	617,066	229,237	70,567		151,614	8,615	218,695	1,295,794
Selected Financial Ratios
Return on average assets	3.68%	2.58%	1.86%		(17.19)%	3.88%	(8.96)%	(0.98)%
Return on average equity	18.38	12.88	9.28		(85.96)	(53.94)	(38.05)	(4.97)
Interest yield	14.91	9.66	10.67		(0.03)	N/A	N/A	10.95
Net interest margin	13.15	7.77	6.86		(4.08)	N/A	N/A	8.23
Reserve coverage	3.43	1.44	0.00	(1)	29.84	N/A	N/A	5.31
Delinquency status(2)	0.44	0.05	0.15	(1)	10.29	N/A	N/A	1.26
Charge-off ratio	1.95	0.30	0.00	(3)	1.12	N/A	N/A	1.39

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending						Corp.
Six Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$53,563	$12,213	$3,484		$995	$—	$875	$71,130
Total interest expense	6,792	2,523	1,274		2,837	80	4,329	17,835
Net interest income (loss)	46,771	9,690	2,210		(1,842)	(80)	(3,454)	53,295
Provision for loan losses	18,893	2,296	—		12,293	—	—	33,482
Net interest income (loss) after loss provision	27,878	7,394	2,210		(14,135)	(80)	(3,454)	19,813
Sponsorship and race winnings	—	—	—		—	6,199	—	6,199
Race team related expenses	—	—	—		—	(3,948)	—	(3,948)
Other income (expense), net	(13,869)	(4,302)	(1,479)		(10,865)	(3,223)	(7,694)	(41,432)
Net income (loss) before taxes	14,009	3,092	731		(25,000)	(1,052)	(11,148)	(19,368)
Income tax benefit (provision)	(3,582)	(791)	(182)		6,230	262	2,165	4,102
Net income (loss)	$10,427	$2,301	$549		$(18,770)	$(790)	$(8,983)	$(15,266)
Balance Sheet Data
Total loans, net	$759,764	$278,000	$68,140		$84,369	$—	$3,344	$1,193,617
Total assets	775,151	288,501	86,831		190,657	30,542	280,061	1,651,743
Total funds borrowed	617,066	229,237	70,567		151,614	8,615	218,695	1,295,794
Selected Financial Ratios
Return on average assets	2.85%	1.72%	1.30%		(18.56)%	(5.17)%	(7.14)%	(2.23)%
Return on average equity	14.25	8.62	6.48		(92.14)	81.74	(26.03)	(10.82)
Interest yield	14.98	9.58	10.97		2.04	N/A	N/A	11.31
Net interest margin	13.08	7.58	6.96		(3.78)	N/A	N/A	8.48
Reserve coverage	3.43	1.44	0.00	(1)	29.84	N/A	N/A	5.31
Delinquency status(2)	0.44	0.05	0.15	(1)	10.29	N/A	N/A	1.26
Charge-off ratio	2.78	0.65	0.00	(3)	3.73	N/A	N/A	2.21

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending						Corp.
Three Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$24,370	$4,678	$1,641		$666	$—	$660	$32,015
Total interest expense	3,189	1,037	666		1,591	36	2,302	8,821
Net interest income (loss)	21,181	3,641	975		(925)	(36)	(1,642)	23,194
Provision for loan losses	6,176	813	—		8,182	—	—	15,171
Net interest income (loss) after loss provision	15,005	2,828	975		(9,107)	(36)	(1,642)	8,023
Sponsorship and race winning	—	—	—		—	4,889	—	4,889
Race team related expenses	—	—	—		—	(2,550)	—	(2,550)
Other income (expense), net	(5,938)	(1,719)	(780)		(6,558)	(1,717)	(2,128)	(18,840)
Net income (loss) before taxes	9,067	1,109	195		(15,665)	586	(3,770)	(8,478)
Income tax benefit (provision)	(2,349)	(288)	(48)		3,779	(141)	882	1,835
Net income (loss)	$6,718	$821	$147		$(11,886)	$445	$(2,888)	$(6,643)
Balance Sheet Data as of June 30, 2019
Total loans, net	$655,868	$206,636	$60,395		$121,314	$—	$3,592	$1,047,805
Total assets	667,600	217,757	86,725		235,948	33,526	240,397	1,481,953
Total funds borrowed	531,708	173,226	68,654		187,575	7,713	186,460	1,155,336
Selected Financial Ratios as of June 30, 2019
Return on average assets	4.21%	1.94%	0.66%		(19.43)%	5.54%	(4.82)%	(2.06)%
Return on average equity	16.16	7.88	3.31		(97.16)	(47.72)	(20.68)	(10.34)
Interest yield	15.53	9.46	11.02		1.99	N/A	N/A	11.67
Net interest margin	13.50	7.36	6.55		(2.77)	N/A	N/A	8.46
Reserve coverage	1.90	1.39	0.71	(1)	16.88	N/A	N/A	3.74
Delinquency status(2)	0.56	0.08	1.13	(1)	2.66	N/A	N/A	0.78
Charge-off ratio	1.55	0.17	0.00	(3)	26.47	N/A	N/A	4.46

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending						Corp.
Six Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$46,849	$9,003	$3,517		$1,507	$—	$1,182	$62,058
Total interest expense	5,963	1,943	1,367		3,500	72	3,698	16,543
Net interest income (loss)	40,886	7,060	2,150		(1,993)	(72)	(2,516)	45,515
Provision for loan losses	13,181	1,362	—		13,516	—	455	28,514
Net interest income (loss) after loss provision	27,705	5,698	2,150		(15,509)	(72)	(2,971)	17,001
Sponsorship and race winning	—	—	—		—	8,068	—	8,068
Race team related expenses	—	—	—		—	(4,548)	—	(4,548)
Other income (expense), net	(11,320)	(3,356)	(1,095)		(5,344)	(3,514)	(3,231)	(27,860)
Net income (loss) before taxes	16,385	2,342	1,055		(20,853)	(66)	(6,202)	(7,339)
Income tax benefit (provision)	(4,244)	(607)	(254)		5,030	16	2,150	2,091
Net income (loss)	$12,141	$1,735	$801		$(15,823)	$(50)	$(4,052)	$(5,248)
Balance Sheet Data as of June 30, 2019
Total loans, net	$655,868	$206,636	$60,395		$121,314	$—	$3,592	$1,047,805
Total assets	667,600	217,757	86,725		235,948	33,526	240,397	1,481,953
Total funds borrowed	531,708	173,226	68,654		187,575	7,713	186,460	1,155,336
Balance Sheet Data as of December 31, 2019
Total loans, net	$695,257	$244,716	$66,405		$105,022	$—	$3,362	$1,114,762
Total assets	707,377	252,704	84,924		217,483	31,538	247,641	1,541,667
Total funds borrowed	563,805	201,605	68,666		176,825	7,794	150,898	1,169,593
Selected Financial Ratios as of June 30, 2019
Return on average assets	3.93%	1.98%	1.81%		(12.53)%	(0.32)%	(3.16)%	(0.89)%
Return on average equity	16.26	8.65	9.03		(62.63)	(3.13)	(12.54)	(4.36)
Interest yield	15.49	9.44	11.85		2.17	N/A	N/A	11.58
Net interest margin	13.52	7.40	7.24		(2.87)	N/A	N/A	8.49
Reserve coverage	1.90	1.39	0.71	(1)	16.88	N/A	N/A	3.74
Delinquency status(2)	0.56	0.08	1.13	(1)	2.66	N/A	N/A	0.78
Charge-off ratio	2.43	0.26	0.00	(3)	23.94	N/A	N/A	4.88

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

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

Employment agreements expire at various dates through 2025, with future minimum payments under these agreements of approximately $13,412,000.

(B) OTHER COMMITMENTS

The Company had no commitments to extend credit or make investments outstanding at June 30, 2020. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The Company’s subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which it makes an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,368,000 that earns interest at an annual rate of 2% through June 30, 2020, and none of such interest has been paid to date.

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

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2020 and December 31, 2019, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents and federal funds sold(1)	$103,884	$103,884	$67,821	$67,821
Equity investments	10,389	10,389	10,079	10,079
Investment securities	47,495	47,495	48,998	48,998
Loans receivable	1,193,617	1,193,617	1,114,762	1,114,762
Accrued interest receivable(2)	10,643	10,643	8,662	8,662
Financial liabilities
Funds borrowed(3)	1,295,794	1,295,727	1,169,593	1,171,274
Accrued interest payable(2)	4,497	4,497	4,398	4,398

(1)	Categorized as level 1 within the fair value hierarchy. See Note 13.
(2)	Categorized as level 3 within the fair value hierarchy. See Note 13.
(3)	As of June 30, 2020 and December 31, 2019, publicly traded retail notes traded at a discount to par of $67 and a premium to par of $1,681, respectively.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

June 30, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$2,567	$—	$2,567
Available for sale investment securities(1)	—	47,495	—	47,495
Total	$—	$50,062	$—	$50,062

(1)	Total unrealized gain of $1,128, net of tax, was included in accumulated other comprehensive income (loss) for the six months ended June 30, 2020 related to these assets.

December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale investment securities(1)	$—	$48,998	$—	$48,998
Total	$—	$48,998	$—	$48,998

(1)	Total unrealized gains of $1,081, net of tax, was included in accumulated other comprehensive income (loss) for the year ended December 31, 2019 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019.

June 30, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,389	$10,389
Impaired loans	—	—	81,925	81,925
Loan collateral in process of foreclosure	—	—	47,375	47,375
Total	$—	$—	$139,689	$139,689

December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,079	$10,079
Impaired loans	—	—	34,915	34,915
Loan collateral in process of foreclosure	—	—	52,711	52,711
Total	$—	$—	$97,705	$97,705

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

The valuation techniques and significant unobservable inputs used in recurring and non-recurring level 3 fair value measurements of assets and liabilities as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	Fair Value at 6/30/20	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$8,934	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	1,455	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	44,557	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Median transfer price (2)	$4.0 - 149.5
			Collateral value	N/A
	37,368	Discounted cash flow	Discount rate	12.78%
			Terminal value	$119.5
			Terms	0-41 months
			Monthly payments	$0.6- 5.0
Loan collateral in process of foreclosure	47,375	Market approach	Collateral value (3)	N/A
			Median transfer price (2)	$4.0 - 149.5

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

(15) VARIABLE INTEREST ENTITIES

During the 2018 third quarter, the Company determined that Trust III was a VIE. Trust III had been consolidated as a subsidiary of MFC historically, although it should have been consolidated under the variable interest model, since MFC was its primary beneficiary until October 31, 2018. Trust III is a VIE since the key decision-making authority rests in the servicing agreement (where MFC is the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights are considered a variable interest. This conclusion is supported by a qualitative assessment that Trust III does not have sufficient equity at risk. Since the inception of Trust III, MFC had also been party to a limited guaranty which was considered a variable interest because, pursuant to the guaranty, MFC absorbed variability as a result of the on-going performance of the loans in Trust III. As of October 31, 2018, the Company determined that MFC was no longer the primary beneficiary of Trust III and accordingly deconsolidated the VIE, leading to a net gain of $25,325,000 recorded as well as a new promissory note payable by MFC of $1,400,000 issued in settlement of the limited guaranty (see Note 5 for more details). The Company’s interest in Trust III is accounted for as an equity investment and has a value of $0 as of June 30, 2020 and December 31, 2019. In addition, the Company remains the servicer of the assets of Trust III for a fee.

In December 2008, Trust III entered into the DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC, or the DZ loan. The loan, which has an outstanding balance of $86,925,000, currently terminates on November 15, 2020. Borrowings under the DZ loan are collateralized by Trust III’s assets.

(16) SUBSEQUENT EVENTS

On July 31, 2020, MCI accepted a commitment from the SBA for $25 million in debenture financing with a ten-year term. MCI can draw funds under the commitment, in whole or in part, until September 24, 2024. In connection with the commitment, MCI paid the SBA a leverage fee of $250,000, with the remaining $500,000 of the fee to be paid pro rata as MCI draws under the commitment. Of the committed amount, $8,500,000 has been reserved to replace $8,500,000 of debentures which mature in 2021. The balance of $16,500,000 is drawable upon the infusion of $8,250,000 of capital from either the capitalization of retained earnings or a capital infusion from the Company.

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17% (19% if there had been no loan sales during 2016, 2017, and 2018). We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. As a result of our change in strategy, as of June 30, 2020, our consumer loans represented 87% of our net loan portfolio, with medallion loans representing 7% and commercial loans representing 6%. Total assets under management, which includes assets serviced for third party investors, were $1,764,000,000 as of June 30, 2020, and were $1,660,000,000 and $1,620,000,000 as of December 31, 2019 and June 30, 2019, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

Beginning in 2019, Medallion Bank began the process to build-out a strategic partnership program with financial technology, or fintech, companies. Medallion Bank entered into an initial partnership in 2020 and began issuing its first loans, while continuing to explore opportunities with additional fintech companies.

Our wholly-owned subsidiary, Medallion Bank, or the Bank, is a bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. The Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we have referred a portion of our medallion and commercial loans to the Bank, which originated these loans, and have been serviced by Medallion Servicing Corp., or MSC. However, at this time the Bank is not originating any new medallion loans and is working with MSC to service its existing portfolio. The FDIC restricts the amount of medallion loans that the Bank may finance to three times Tier 1 capital, although it is less than one times Tier 1 capital as of June 30, 2020. MSC earns referral and servicing fees for these activities.

COVID-19

The current and ongoing coronavirus, or COVID-19, pandemic, its broad impact and preventive measures taken to contain or mitigate the outbreak have had, and are likely to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions. This has had, and may continue to have increasingly negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, the demand for loans and other financial services products and consumer discretionary spending. As a result of these or other consequences, the outbreak has adversely and materially affected our business, results of operations and financial condition. The effects of the outbreak on us could be exacerbated given that our business model is largely consumer and small business directed, which are more severely affected by COVID-19 and the preventative measures taken to contain or mitigate the outbreak, including its significant negative effects on consumer discretionary spending. The full extent to which the outbreak will continue to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the continued outbreak, the actions taken to contain or mitigate the outbreak and how long, and to what extent the economic recovery from its effects will take.

We have taken steps to operate through this crisis. For example, in late June our employees returned to work in our New York City offices on a part-time basis in accordance with guidelines issued by New York, while our employees outside New York largely continue to work remotely. While there are elevated risks with our workforce working remotely, we have implemented additional mitigating controls to help reduce such risks.  We continue to negotiate with borrowers, lenders and vendors alike as to payment terms and have allowed all borrowers to defer payments up to 120 days. In addition, effective May 11, 2020, we furloughed approximately 28% of the employees at Medallion Financial Corp. (not including any employees of our consolidated subsidiaries) in light of current cash flow limitations as a result of COVID-19. The Bank increased its cash levels by increasing its deposits, and in order to take advantage of the current lower interest rates. MCI drew on its remaining unfunded commitments. RPAC received $747,000 under the Paycheck Protection Program in the second quarter, and has not yet been applied for forgiveness. We continue to explore programs offered by the federal government for potential relief as a result of COVID-19.

At March 31, 2020 and then again at June 30, 2020, we increased our allowance for loan losses on consumer loans, and continue to monitor our loan portfolios as market conditions change.  At June 30, 2020, we also increased our general reserve on the medallion loans as we continue to monitor the market conditions. In addition, in March 2020, we adjusted our payment policies and procedures and created a program to support our borrowers during the pandemic. We have been negotiating payment terms with our borrowers, allowing them to defer payments up to 180 days. During the three months ended June 30, 2020, the Company granted payment deferrals on 4,826 recreation loans and 251 home improvement loans. As of June 30, 2020, the impact of this program led to payment deferrals still outstanding on 1,728 recreation loans, which was $32,472,000 or 4.1% of total recreation loans, payments deferrals on 117 home improvement loans, which was $2,633,000 or 0.9% of total home improvement loans, and payment deferrals on 247 medallion loans, which was $98,185,000 or 82% of medallion loans. The deferred medallion loan payments were $1,426,000. If such payment deferrals had not been granted, and no payments were made on such loans, loans 90 days or more past due would have likely increased by $84,064,000 in the medallion portfolio.  Additionally, interest income would have likely decreased by $108,000 on the medallion loans that was otherwise recorded as part of the payment deferral program.  The level of potential loans 90 days or more past due would have likely resulted in increased reserves and/or charge-offs on the medallion loan portfolio.  The ultimate outcome of the deferral program remains to be seen.  If the program is not effective in mitigating the effect of COVID-19 on our borrowers’ ability to fulfill their loan obligations, it will adversely affect our business, results of operations, financial condition and cash flows more substantially over a longer period of time. The effects of the pandemic on us could be exacerbated given that our business model is largely consumer-directed and the pandemic, and preventative measures taken to contain or mitigate the pandemic, had and may increasingly have significant negative effects on consumer discretionary spending.

Lastly, substantially all our medallion loans are concentrated in New York City.  As a result of the COVID-19 pandemic, in March 2020, the Governor of New York State declared states of emergency for both the State and City of New York, and, since March 2020, economic activity generally and taxi ridership in particular have decreased dramatically in New York City. Despite New York City entering Phase Two of the state’s reopening plan on June 22, 2020 (Phase Three on July 6, 2020 and Phase Four on July 20, 2020), there has not been a substantial increase in ridership and gross meter fares. The extent to which the COVID-19 pandemic will continue to adversely affect New York City taxi medallion owners and, by extension, our medallion loans and related assets will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities, and the direct and indirect impact of the pandemic on taxi medallion owners and the behaviors of people who have historically taken taxis.  Since March 31, 2020, payments on medallion loans have decreased significantly compared to the payments during the first quarter of 2020 and in prior periods.  We are actively engaged with many borrowers about payment deferrals.  We are also evaluating options for our medallion loans, and actions that we may take to manage our medallion loan portfolio may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition. Refer to “Item 1A. Risk Factors” for more details.

Average Balances and Rates

The following table shows the Company’s consolidated average balance sheet, interest income and expense and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$98,627	$11	0.04%	$34,001	$153	1.80%
Investment securities	47,072	251	2.14	44,560	404	3.64
Loans
Recreation	734,387	27,229	14.91	629,383	24,370	15.53
Home improvement	263,379	6,326	9.66	198,352	4,678	9.46
Commercial	70,658	1,778	10.12	59,721	1,744	11.71
Medallion	93,013	(7)	(0.03)	134,007	666	1.99
Strategic partnership	6	—	—	—	—	—
Total loans	1,161,443	35,326	12.23	1,021,463	31,458	12.35
Total interest-earning assets	1,307,142	35,588	10.95	1,100,024	32,015	11.67
Non-interest-earning assets
Cash	15,247			45,364
Equity investments	10,377			9,361
Loan collateral in process of foreclosure(1)	47,308			50,048
Goodwill and intangible assets	202,799			204,243
Income tax receivable	130			—
Other assets	51,976			48,588
Total non-interest-earning assets	327,837			357,604
Total assets	$1,634,979			$1,457,628
Interest-bearing liabilities
Deposits	$1,074,961	$5,920	2.21%	$895,215	$5,484	2.46%
SBA debentures and borrowings	72,490	656	3.64	78,036	756	3.89
Retail and privately placed notes	69,625	1,684	9.73	63,625	1,552	9.78
Notes payable to banks	32,206	288	3.60	49,932	601	4.83
Preferred securities	33,000	247	3.01	33,000	392	4.76
Other borrowings	8,036	40	2.00	7,701	36	1.88
Total interest-bearing liabilities	1,290,318	8,835	2.75	1,127,509	8,821	3.14
Non-interest-bearing liabilities
Deferred tax liability	5,829			6,958
Other liabilities(2)	16,961			32,328
Total non-interest-bearing liabilities	22,790			39,286
Total liabilities	1,313,108			1,166,795
Non-controlling interest	70,838			27,238
Total stockholders’ equity	251,033			263,595
Total liabilities and stockholders' equity	$1,634,979			$1,457,628
Net interest income		$26,753			$23,194
Net interest margin			8.23%			8.46%

(1)	Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $9,265 and $4,290 as of June 30, 2020 and 2019.
(2)	Includes deferred financing costs of $4,709 as of June 30, 2020.

	Six months ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$74,348	$119	0.32%	$33,910	$298	1.77%
Investment securities	47,183	582	2.48	44,505	690	3.13
Loans
Recreation	719,170	53,563	14.98	609,930	46,849	15.49
Home improvement	256,363	12,213	9.58	192,405	9,003	9.44
Commercial	69,484	3,658	10.59	59,862	3,711	12.50
Medallion	98,023	995	2.04	140,095	1,507	2.17
Strategic partnership	8	—	—	—	—	—
Total loans	1,143,048	70,429	12.39	1,002,292	61,070	12.29
Total interest-earning assets	1,264,579	71,130	11.31	1,080,707	62,058	11.58
Non-interest-earning assets
Cash	16,492			37,192
Equity investments	10,559			9,223
Loan collateral in process of foreclosure(1)	49,539			50,913
Goodwill and intangible assets	202,979			204,424
Deferred tax asset	199			—
Other assets	48,716			44,296
Total non-interest-earning assets	328,484			346,048
Total assets	$1,593,063			$1,426,755
Interest-bearing liabilities
Deposits	$1,012,111	$11,861	2.36%	$884,164	$10,406	2.37%
SBA debentures and borrowings	72,008	1,343	3.75	78,956	1,520	3.88
Retail and privately placed notes	69,625	3,366	9.72	50,249	2,489	9.99
Notes payable to banks	32,732	624	3.83	54,459	1,266	4.69
Preferred securities	33,000	561	3.42	33,000	790	4.83
Other borrowings	7,937	80	2.03	7,684	72	1.89
Total interest-bearing liabilities	1,227,413	17,835	2.92	1,108,512	16,543	3.01
Non-interest-bearing liabilities
Deferred tax liability	7,162			6,896
Other liabilities(2)	31,023			21,313
Total non-interest-bearing liabilities	38,185			28,209
Total liabilities	1,265,598			1,136,721
Non-controlling interest	70,903			27,392
Total stockholders’ equity	256,562			262,642
Total liabilities and stockholders' equity	$1,593,063			$1,426,755
Net interest income		$53,295			$45,515
Net interest margin			8.48%			8.49%

(1)	Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $9,265 and $4,290 as of June 30, 2020 and 2019.
(2)	Includes deferred financing costs of $4,709 as of June 30, 2020.

During the quarter, our net loans receivable had a yield of 12.23% (compared to 12.35% in the prior year’s second quarter), mainly driven by the decline in the average yield on recreation loans which had been driven by the increase in the reserves as a result of COVID-19 as well as lower interest due to deferrals granted. In addition, there had been decline in yield in both the commercial (also due to interest deferrals) and the medallion portfolios, which was slightly offset by the increased yield in the home improvement portfolio that also continued to grow. The debt, mainly certificates of deposit, helps fund the growing consumer loan business and as the market rates have decreased, so has the average cost of borrowings. For the six months ended June 30, 2020, our net loans receivable interest yield of 12.39% (compared to 12.29% for the six months ended June 30, 2019) was mainly driven by the increase in home improvement loans that continued to grow despite the slight declines in the other portfolios. The debt remained relatively in line between the six months ended June 30, 2020 and 2019 driven the by certificates of deposit that help fund the growing consumer loan business.

Rate/Volume Analysis

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the period indicated.

	Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$291	$(433)	$(142)	$32	$26	$58
Investment securities	23	(176)	(153)	9	111	120
Loans
Recreation	4,066	(1,206)	2,860	2,760	(604)	2,156
Home improvement	1,534	114	1,648	259	(123)	136
Commercial	319	(285)	34	(640)	(394)	(1,034)
Medallion	(204)	(470)	(674)	(1,078)	(987)	(2,065)
Strategic partnerships	—	—	—	—	—	—
Total loans	5,715	(1,847)	3,868	1,301	(2,108)	(807)
Total interest-earning assets	6,029	(2,456)	3,573	1,342	(1,971)	(629)
Interest-bearing liabilities
Deposits	$1,101	$(665)	$436	$139	$1,145	$1,284
DZ loan	—	—	—	(484)	(400)	(884)
SBA debentures and borrowings	(52)	(48)	(100)	(1)	5	4
Retail and privately placed notes	146	(14)	132	732	(55)	677
Notes payable to banks	(159)	(154)	(313)	(290)	70	(220)
Preferred securities	—	(145)	(145)	—	39	39
Other borrowings	2	2	4	(9)	5	(4)
Total interest-bearing liabilities	1,038	(1,024)	14	87	809	896
Net	$4,991	$(1,432)	$3,559	$1,255	$(2,780)	$(1,525)

	Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$325	$(505)	$(180)	$(146)	$64	$(82)
Investment securities	43	(151)	(108)	(4)	121	117
Loans
Recreation	8,533	(1,819)	6,714	3,163	(1,265)	1,898
Home improvement	3,045	165	3,210	516	(248)	268
Commercial	629	(682)	(53)	(1,249)	(318)	(1,567)
Medallion	(625)	114	(511)	(1,322)	(905)	(2,227)
Strategic partnerships	—	—	—	—	—	—
Total loans	11,582	(2,222)	9,360	1,108	(2,736)	(1,628)
Total interest-earning assets	11,950	(2,878)	9,072	958	(2,551)	(1,593)
Interest-bearing liabilities
Deposits	$1,757	$(303)	$1,454	$(170)	$1,409	$1,239
DZ loan	—	—	—	(605)	(520)	(1,125)
SBA debentures and borrowings	(126)	(52)	(178)	(23)	10	(13)
Retail and privately placed notes	950	(71)	879	792	(53)	739
Notes payable to banks	(414)	(227)	(641)	(338)	67	(271)
Preferred securities	—	(229)	(229)	—	52	52
Other borrowings	2	5	7	(10)	3	(7)
Total interest-bearing liabilities	2,169	(877)	1,292	(354)	968	614
Net	$9,781	$(2,001)	$7,780	$1,312	$(3,519)	$(2,207)

During the three months ended June 30, 2020, the increase in the interest earnings assets was mainly driven by the increase in volume in consumer loans even as the rates declined. The debt change was driven by the increase in the borrowings even as the borrowing rates declined. For the six months ended June 30, 2020, the change in the interest earnings assets was also driven by the continued volume increase for the consumer loans even as the rates declined. As a result of the increase in consumer loans, total borrowings similarly increased, mainly driven by the deposits, which are used to help fund consumer loans, along with privately placed notes.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The tables above shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2020 and 2019.

We will continue to seek SBA funding through Medallion Capital, Inc., or Medallion Capital, to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25,000,000 commitment from the SBA. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2020 and 2019, short-term adjustable rate debt constituted 4% and 6% of total debt.

Loans

The gross loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. During the three and six months ended June 30, 2020, there was continued growth in the consumer lending segments, which was partly offset by the charge-offs during the periods, the continuing of loans aged over 120 days transferred to loan collateral in process of foreclosure and payments received from borrowers.

Three Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2020	$735,175	$255,899	$68,257	$124,448	$—	$1,183,779
Loan originations	106,206	44,713	3,000	—	153	154,072
Principal payments	(49,457)	(18,496)	(132)	(1,687)	(145)	(69,917)
Charge-offs, net	(3,565)	(196)	—	(260)	—	(4,021)
Transfer to loan collateral in process of foreclosure, net	(3,003)	—	—	(2,185)	—	(5,188)
Amortization of origination costs	(2,031)	455	2	(13)	—	(1,587)
Amortization of loan premium	(51)	(82)	—	(46)	—	(179)
FASB origination costs	3,511	(221)	8	(4)	—	3,294
Paid-in-kind interest	—	—	341	—	—	341
Gross loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594

Six Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	175,850	78,178	5,175	—	153	259,356
Principal payments	(86,529)	(42,720)	(4,112)	(3,780)	(145)	(137,286)
Charge-offs, net	(9,946)	(832)	—	(1,820)	—	(12,598)
Transfer to loan collateral in process of foreclosure, net	(7,781)	—	—	(4,344)	—	(12,125)
Amortization of origination costs	(3,760)	896	4	(31)	—	(2,891)
Amortization of loan premium	(103)	(168)	—	(237)	—	(508)
FASB origination costs	5,722	(606)	8	33	—	5,157
Paid-in-kind interest	—	—	634	—	—	634
Gross loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594

Three Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – March 31, 2019	$609,999	$193,275	$55,211	$165,715	$1,024,200
Loan originations	102,695	33,533	9,270	—	145,498
Principal payments	(40,088)	(16,837)	(226)	(3,162)	(60,313)
Charge-offs, net	(2,433)	(86)	—	(8,844)	(11,363)
Transfer to loan collateral in process of foreclosure, net	(3,491)	—	—	(6,863)	(10,354)
Amortization of origination costs	(1,582)	347	1	(4)	(1,238)
Amortization of loan premium	(67)	(111)	—	(903)	(1,081)
FASB origination costs	3,507	(572)	(2)	5	2,938
Paid-in-kind interest	—	—	188	—	188
Gross loans – June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475

Six Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	166,327	60,180	9,770	—	236,277
Principal payments	(73,140)	(33,072)	(9,805)	(6,599)	(122,616)
Charge-offs, net	(7,363)	(245)	—	(16,631)	(24,239)
Transfer to loan collateral in process of foreclosure, net	(6,883)	—	—	(12,568)	(19,451)
Amortization of origination costs	(3,020)	693	30	(92)	(2,389)
Amortization of loan premium	(136)	(220)	—	(1,817)	(2,173)
FASB origination costs	5,717	(942)	(61)	45	4,759
Paid-in-kind interest	—	—	425	—	425
Gross loans – June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475

Provision and Allowance for Loan Loss

During the three months ended June 30, 2020, New York City taxi medallion values decreased to a net realizable value of $119,500, compared to $124,500 at March 31, 2020, as a result of a decrease in the median transfer price in the quarter, whereas the New York City taxi medallion values remained constant at $169,500 and the Chicago medallion values dropped from $29,500 to $19,500 for the three months ended June 30, 2019. Due to the change in economic factors due to COVID-19, the Company increased the reserve percentages for the recreation loan portfolio by an additional 50 basis points and adjusted the medallion general reserve. Due to the payment deferral pursuant to the CARES Act, recreation and medallion loans did not age during the three months ended June 30, 2020, leading to fewer loans continuing to age 90 days or 120 days or more, which would typically be reserved and charged-down to their collateral value. The provision also included $2,025,000 of a general reserve for the Company, for current and performing medallion loans under 90 days past due, as an additional buffer against future losses. This figure excludes the general reserve of $17,351,000 at Medallion Bank, which was netted against loan balances at consolidation on April 2, 2018.

During the six months ended June 30, 2020, the New York City taxi medallion values decreased to a net realizable value of $119,500, compared to $167,000 at December 31, 2019. In addition, due to the potential impact of COVID-19, during the six months ended June 30, 2020, the consumer loan reserve percentages increased 25-100 basis points. For the six months ended June 30, 2019, the New York medallion values declined to a net realizable value of $169,500 from $181,000 at December 31, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance for loan losses – beginning balance	$54,057	$36,862	$46,093	$36,395
Charge-offs
Recreation	(5,708)	(4,395)	(13,951)	(10,921)
Home improvement	(548)	(539)	(1,558)	(1,088)
Commercial	—	—	—	—
Medallion	(1,771)	(9,242)	(3,696)	(18,029)
Total charge-offs	(8,027)	(14,176)	(19,205)	(30,038)
Recoveries
Recreation	2,143	1,962	4,005	3,558
Home improvement	352	453	726	843
Commercial	—	—	—	—
Medallion	1,511	398	1,876	1,398
Total recoveries	4,006	2,813	6,607	5,799
Net charge-offs(1)	(4,021)	(11,363)	(12,598)	(24,239)
Provision for loan losses	16,941	15,171	33,482	28,514
Allowance for loan losses – ending balance(2) (3)	$66,977	$40,670	$66,977	$40,670

(1)	As of June 30, 2020, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $245,058, representing collection opportunities for the Company.
(2)

Includes $2,025 of a general reserve for the Company for current and performing medallion loans under 90 days past due, as an additional buffer against future losses, representing 3% of the total allowance, and 1.94% of the medallion loans under 90 days past due as of June 30, 2020. This figure excludes $17,351 of a general reserve on loans at the Bank, which was netted against loan balances at consolidation on April 2, 2018. Subsequent to April 2, 2018, the Bank recorded a general reserve benefit of $11,555.

(3)	As of June 30, 2020, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of June 30, 2020 and December 31, 2019.

June 30, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$27,021	40%	3.43%
Home Improvement	4,072	6	1.44
Commercial	—	—	—
Medallion	35,884	54	29.84
Total	$66,977	100%	5.31%

December 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$18,075	39%	2.53%
Home Improvement	2,608	6	1.05
Commercial	—	—	—
Medallion	25,410	55	19.48
Total	$46,093	100%	3.97%

As of June 30, 2020, there was an increase in the allowance for loan loss as related to the recreation and home improvement loan portfolios as compared to December 31, 2019. This change was due to the increase in the reserve ratios due to the current economic conditions as a result of COVID-19, along with the increase in loans originated during the quarter. In addition, the medallion reserves increased due to the decline in the New York City taxi market.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2020		March 31, 2020		December 31, 2019		June 30, 2019
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Recreation	$3,365	0.3%	$5,225	0.5%	$5,800	0.5%	$3,613	0.3%
Home improvement	137	0.0	220	0.0	184	0.0	165	0.0
Commercial	107	0.0	107	0.0	107	0.0	731	0.1
Medallion	11,967	1.0	1,462	0.1	2,572	0.2	3,746	0.4
Total loans 90 days or more past due	$15,576	1.3%	$7,014	0.6%	$8,663	0.7%	$8,255	0.8%

(1)	Percentages are calculated against the total loan portfolio.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 254%, 190%, and 210% as of June 30, 2020, December 31, 2019, and June 30, 2019.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three and six months ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2020	$1,717	$45,100	$46,817
Transfer from loans, net	3,003	2,185	5,188
Sales	(1,988)	—	(1,988)
Cash payments received	—	(185)	(185)
Collateral valuation adjustments	(1,474)	(983)	(2,457)
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375

Six Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	7,781	4,344	12,125
Sales	(3,986)	(300)	(4,286)
Cash payments received	—	(1,893)	(1,893)
Collateral valuation adjustments	(4,013)	(7,269)	(11,282)
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375

Three Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2019	$1,180	$48,628	$49,808
Transfer from loans, net	3,491	6,863	10,354
Sales	(2,034)	(175)	(2,209)
Cash payments received	—	(1,931)	(1,931)
Collateral valuation adjustments	(1,682)	(1,972)	(3,654)
Loan collateral in process of foreclosure – June 30, 2019	$955	$51,413	$52,368

Six Months Ended June 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	6,883	12,568	19,451
Sales	(4,111)	(551)	(4,662)
Cash payments received	—	(4,505)	(4,505)
Collateral valuation adjustments	(3,320)	(4,091)	(7,411)
Loan collateral in process of foreclosure – June 30, 2019	$955	$51,413	$52,368

See page 44 for a summary of the payments deferrals we granted during the 2020 second quarter.

SEGMENT RESULTS

We manage our financial results under four operating segments: recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments: RPAC and corporate and other investments. All results are for the three and six months ended June 30, 2020 and 2019.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 77% and 76% of our interest income for the three months ended June 30, 2020 and 2019, and accounted for 75% of our interest income for both the six months ended June 30, 2020 and 2019. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 60% of the portfolio, boat loans making up 19% of the portfolio, and trailer loans 13% as of June 30, 2020, compared to 62%, 19% and 11% as of June 30, 2019. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 18%, 10%, and 10% of loans outstanding, compared to 18%, 11% and 10% as of June 30, 2019, and with no other states over 10%.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Total interest income	$27,229	$24,370	$53,563	$46,849
Total interest expense	3,226	3,189	6,792	5,963
Net interest income	24,003	21,181	46,771	40,886
Provision for loan losses	8,292	6,176	18,893	13,181
Net interest income after loss provision	15,711	15,005	27,878	27,705
Other income (expense), net	(6,497)	(5,938)	(13,869)	(11,320)
Net income before taxes	9,214	9,067	14,009	16,385
Income tax provision	(2,356)	(2,349)	(3,582)	(4,244)
Net income after taxes	$6,858	$6,718	$10,427	$12,141
Balance Sheet Data
Total loans, gross			$786,785	$668,540
Total loan allowance			27,021	12,672
Total loans, net			759,764	655,868
Total assets			775,151	667,600
Total borrowings			617,066	531,708
Selected Financial Ratios
Return on average assets	3.68%	4.21%	2.85%	3.93%
Return on average equity	18.38	16.16	14.25	16.26
Interest yield	14.91	15.53	14.98	15.49
Net interest margin	13.15	13.50	13.08	13.52
Reserve coverage	3.43	1.90	3.43	1.90
Delinquency status(1)	0.44	0.56	0.44	0.56
Charge-off %	1.95	1.55	2.78	2.43

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in swimming pools, roofs, windows, and solar panels at 24%, 23%, 13%, and 10% of total loans outstanding as of June 30, 2020, as compared to 26%, 18%, 12%, and 14% as of June 30, 2019, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Ohio, and Florida at 11%, 11%, and 10% of loans outstanding June 30, 2020, compared to 13%, 10% and 10% as of June 30, 2019, and with no other states over 10%.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Total interest income	$6,326	$4,678	$12,213	$9,003
Total interest expense	1,236	1,037	2,523	1,943
Net interest income	5,090	3,641	9,690	7,060
Provision for loan losses	760	813	2,296	1,362
Net interest income after loss provision	4,330	2,828	7,394	5,698
Other income (expense), net	(1,962)	(1,719)	(4,302)	(3,356)
Net income before taxes	2,368	1,109	3,092	2,342
Income tax provision	(606)	(288)	(791)	(607)
Net income after taxes	$1,762	$821	$2,301	$1,735
Balance Sheet Data
Total loans, gross			$282,072	$209,549
Total loan allowance			4,072	2,913
Total loans, net			278,000	206,636
Total assets			288,501	217,757
Total borrowings			229,237	173,226
Selected Financial Ratios
Return on average assets	2.58%	1.94%	1.72%	1.98%
Return on average equity	12.88	7.88	8.62	8.65
Interest yield	9.66	9.46	9.58	9.44
Net interest margin	7.77	7.36	7.58	7.40
Reserve coverage	1.44	1.39	1.44	1.39
Delinquency status(1)	0.05	0.08	0.01	0.08
Charge-off %	0.30	0.17	0.65	0.26

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 54% of which are located in the Midwest regions, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically included an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and professional, scientific, and technical services, making up 56% and 13% of the loans outstanding as of June 30, 2020, compared to 60% and 15% as of June 30, 2019.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2020 and 2019. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Total interest income	$1,726	$1,641	$3,484	$3,517
Total interest expense	617	666	1,274	1,367
Net interest income	1,109	975	2,210	2,150
Provision for loan losses	—	—	—	—
Net interest income after loss provision	1,109	975	2,210	2,150
Other income (expense), net	(584)	(780)	(1,479)	(1,095)
Net income before taxes	525	195	731	1,055
Income tax provision	(131)	(48)	(182)	(254)
Net income after taxes	$394	$147	$549	$801
Balance Sheet Data
Total loans, gross			$68,140	$60,395
Total loan allowance			—	—
Total loans, net			68,140	60,395
Total assets			86,831	86,725
Total borrowings			70,567	68,654
Selected Financial Ratios
Return on average assets	1.86%	0.66%	1.30%	1.81%
Return on average equity	9.28	3.31	6.48	9.03
Interest yield	10.67	11.02	10.97	11.85
Net interest margin	6.86	6.55	6.96	7.24
Reserve coverage(1)	0.00	0.71	0.00	0.71
Delinquency status(1) (2)	0.15	1.13	0.15	1.13
Charge-off %(3)	0.00	0.00	0.00	0.00

(1)	Ratio is based off of total commercial balances, and relates solely to the legacy commercial loan balances.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	June 30, 2020		June 30, 2019
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
Michigan	$10,383	15%	$8,782	15%
Illinois	9,353	14	5,407	9
Minnesota	5,732	8	9,768	16
Texas	5,556	8	3,241	5
North Carolina	5,348	8	2,000	3
New Jersey	5,041	7	5,153	9
California	4,988	7	4,985	8
Other(1)	21,739	33	21,059	35
Total	$68,140	100%	$60,395	100%

(1)	Includes eight other states, which were all under 7% as of June 30, 2020, and eight other states, all under 9% as of June 30, 2019.

Medallion Lending

The medallion lending segment operates mainly in the New York City, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services. During the three and six months ended June 30, 2020, taxi medallion values declined in the New York City market. We continued to experience a decline in interest income due to loans aging 90 days or more and being placed on nonaccrual, and by removing underperforming loans from the portfolio by transferring them to loan collateral in process of foreclosure with charge-offs to collateral value. In addition, under the CARES Act, we have deferred payments of $1,426,000. All the loans are secured by the medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Total interest income	$(7)	$666	$995	$1,507
Total interest expense	988	1,591	2,837	3,500
Net interest loss	(995)	(925)	(1,842)	(1,993)
Provision for loan losses	7,889	8,182	12,293	13,516
Net interest loss after loss provision	(8,884)	(9,107)	(14,135)	(15,509)
Other income (expense), net	(2,292)	(6,558)	(10,865)	(5,344)
Net loss before taxes	(11,176)	(15,665)	(25,000)	(20,853)
Income tax benefit	2,785	3,779	6,230	5,030
Net loss after taxes	$(8,391)	$(11,886)	$(18,770)	$(15,823)
Balance Sheet Data
Total loans, gross			$120,253	$145,944
Total loan allowance			35,884	24,630
Total loans, net			84,369	121,314
Total assets			190,657	235,948
Total borrowings			151,614	187,575
Selected Financial Ratios
Return on average assets	(17.19)%	(19.43)%	(18.56)%	(12.53)%
Return on average equity	(85.96)	(97.16)	(92.14)	(62.63)
Interest yield	(0.03)	1.99	2.04	2.17
Net interest margin	(4.08)	(2.77)	(3.78)	(2.87)
Reserve coverage	29.84	16.88	29.84	16.88
Delinquency status(1)	10.29	2.66	10.29	2.66
Charge-off %	1.12	26.47	3.73	23.94

(1)	Loans 90 days or more past due.

	June 30, 2020		June 30, 2019
Geographic Concentration (dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$107,729	90%	$127,871	88%
Newark	11,795	10	15,815	11
Chicago	445	—	1,724	1
All Other	284	—	534	—
Total	$120,253	100%	$145,944	100%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winning activity over the ten month race season (February through November) during the year. As a result of COVID-19, the current year race season had been suspended from March 15, 2020 through May 17, 2020. As states began to reopen, NASCAR began racing and intends on completing all races on a revised schedule.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Sponsorship, race winnings, and other income	$3,626	$4,889	$6,199	$8,068
Race team and other expenses	3,196	4,267	7,171	8,062
Interest expense	40	36	80	72
Total expenses	3,236	4,303	7,251	8,134
Net income (loss) before taxes	390	586	(1,052)	(66)
Income tax (provision)	(97)	(141)	262	16
Net income (loss) after taxes	$293	$445	$(790)	$(50)
Balance Sheet Data
Total assets			$30,542	$33,526
Total borrowings			8,615	7,713
Selected Financial Ratios
Return on average assets	3.88%	5.54%	(5.17)%	(0.32)%
Return on average equity	(53.94)	(47.72)	81.74	(3.13)

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities, our legacy commercial business, and other assets, liabilities, revenues, and expenses not allocated to the operating segments. During the three months ended June 30, 2020, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment, for a total of $8,000 in net loans as of June 30, 2020. This segment also reflects the elimination of all intercompany activity among the consolidated entities.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Total interest income	$314	$660	$875	$1,182
Total interest expense	2,728	2,302	4,329	3,698
Net interest loss	(2,414)	(1,642)	(3,454)	(2,516)
Provision for loan losses	—	—	-	455
Net interest loss after loss provision	(2,414)	(1,642)	(3,454)	(2,971)
Other income (expense), net	(2,025)	(2,128)	(7,694)	(3,231)
Net loss before taxes	(4,439)	(3,770)	(11,148)	(6,202)
Income tax benefit	1,258	882	2,165	2,150
Net loss after taxes	$(3,181)	$(2,888)	$(8,983)	$(4,052)
Balance Sheet Data
Total loans, gross			$3,344	$4,047
Total loan allowance			—	455
Total loans, net			3,344	3,592
Total assets			280,061	240,397
Total borrowings			218,695	186,460
Selected Financial Ratios
Return on average assets	(8.96)%	(4.82)%	(7.14)%	(3.16)%
Return on average equity	(38.05)	(20.68)	(26.03)	(12.54)

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the consolidated financial statements and accompanying notes thereto included in this report.

(Dollars in thousands, except per share data)	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Statement of operations
Net interest income	$26,753	$53,295
Provision for loan losses	16,941	33,482
Other income (expense), net	(12,930)	(39,181)
Net loss before income taxes	(3,118)	(19,368)
Income tax benefit	853	4,102
Less: income attributable to the non-controlling interest	1,712	2,354
Net loss	$(3,977)	$(17,620)
Per share data
Net loss per diluted share	$(0.16)	$(0.72)
Distributions per share	0.00	0.00
Weighted average common shares outstanding
Diluted	24,444,677	24,423,225

Balance sheet data		June 30, 2020
Net loans receivable		$1,193,617
Total assets		1,651,743
Total borrowings(1)		1,295,794
Total liabilities		1,333,446
Total equity(2)		318,297

Selected financial ratios	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Return on average assets (ROA)	(0.98)%	(2.23)%
Return on average equity (ROE)	(4.97)	(10.82)
Dividend payout ratio	—	—
Net interest margin	8.23	8.48
Other income ratio(3)	1.00	(0.59)
Total expense ratio(4)	7.44	7.82
Equity to assets(2)	19.27	19.27
Debt to equity (1)	4.10	4.10
Loans receivable to assets	72%	72%
Net charge-offs	$(4,021)	$(12,598)
Net charge-offs as a % of average loans receivable	1.39%	2.21%
Allowance coverage ratio	5.31	5.31

(1)	Excludes the $4,709 related to deferred financing costs as of June 30, 2020.
(2)	Includes $70,655 related to non-controlling interests in consolidated subsidiaries as of June 30, 2020.
(3)	Other income ratio represents other income divided by average interest earning assets.
(4)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(Dollars in thousands, except per share data)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Statement of operations
Net interest income	$23,194	$45,515
Provision for loan losses	15,171	28,514
Other income (expense), net	(16,501)	(24,340)
Net loss before income taxes	(8,478)	(7,339)
Income tax benefit	1,835	2,091
Less: income attributable to the non-controlling interest	857	1,024
Net loss	$(7,500)	$(6,272)
Per share data
Net loss per diluted share	$(0.31)	$(0.26)
Distributions per share	0.00	0.00
Weighted average common shares outstanding
Diluted	24,359,280	24,323,967

		June 30, 2019
Balance sheet data
Net loan receivable		$1,047,805
Total assets		1,481,953
Total borrowings		1,155,336
Total liabilities		1,196,449
Total equity(1)		285,504

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Selected financial ratios
Return on average assets (ROA)	(2.06)%	(0.89)%
Return on average equity (ROE)	(10.34)	(4.36)
Dividend payout ratio	—	—
Net interest margin	8.46	8.49
Other income ratio(2)	0.61	1.59
Total expense ratio(3)	9.18	8.83
Equity to assets(1)	19.27	19.27
Debt to equity	4.1x	4.1x
Loans receivable to assets	71%	71%
Net charge-offs	$(11,363)	$(24,239)
Net charge-offs as a % of average loan receivable	4.46%	4.88%
Allowance coverage ratio	3.74	3.74

(1)	Includes $27,436 related to non-controlling interests in consolidated subsidiaries as of June 30, 2019.
(2)	Other income ratio represents other income divided by average interest earning assets, and includes the gain on extinguishment of debt of $4,145 for the six months ended June 30, 2019.
(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

Consolidated Results of Operations

2020 Three and Six Months compared to the 2019 Three and Six Months

Net loss attributable to shareholders was $3,977,000, or $0.16 per share, and $17,620,000, or $0.72 per share, for the three and six months ended June 30, 2020, compared to net loss attributable to shareholders of $7,500,000, or $0.31 per share, and $6,272,000, or $0.26 per share, for the three and six months ended June 30, 2019.

Total interest income was $35,588,000 for the three months ended June 30, 2020, compared to $32,015,000 for the three months ended June 30, 2019. The increase in interest income reflected the continued growth in the consumer lending segments and lower premium amortizations, which was partially offset by contraction in the medallion lending segment and interest reserves taken. For the six months ended June 30, 2020, total interest income was $71,130,000, compared to $62,058,000 for the six months ended June 30, 2019 similarly reflective of growth in the consumer lending segments and lower premium amortization, and was partially offset by contraction in the medallion lending segment. The yield on interest earning assets was 10.95% and 11.31% for the three and six months ended June 30, 2020, compared to 11.67% and 11.58% for the three and six months ended June 30, 2019. Average interest earning assets were $1,307,142,000 for the three months ended June 30, 2020, an increase from $1,100,024,000 for the three months ended June 30, 2019. For the six months ended June 30, 2020, average interest earning assets were $1,264,579,000, an increase from $1,080,707,000 for the six months ended June 30, 2019.

Loans before allowance for loan losses were $1,260,594,000 as of June 30, 2020, comprised of recreation ($786,785,000), home improvement ($282,078,000), medallion ($120,253,000), commercial ($71,476,000), and strategic partnership ($8,000) loans. The Company had an allowance for loan losses as of June 30, 2020 of $66,977,000, which was attributable to the medallion (54%), recreation (40%), and home improvement (6%) loan portfolios. As of December 31, 2019, loans before allowance for loan losses were $1,160,855,000, comprised of recreation ($713,332,000), home improvement ($247,324,000), medallion ($130,432,000), and commercial ($69,767,000) loans. The Company had an allowance for loan losses as of December 31, 2019 of $46,093,000, which was attributable to medallion (55%), recreation (39%), and home improvement (6%) loans.

Loans increased $99,739,000, or 9%, from December 31, 2019 as a result of $259,356,000 of loan originations, offset by principal payments, transfers to loan collateral in process of foreclosure and net charge-offs. The provision for loan losses was $16,941,000 for three months ended June 30, 2020, compared to $15,171,000 for the three months ended June 30, 2019. This change included an increase of reserve percentages of 50 basis points on the recreational subprime loan businesses and in the medallion loans general reserve inputs related to the uncertainly about the potential impact on the business of COVID-19. The provision for loan losses was $33,482,000 for six months ended June 30, 2020, compared to $28,514,000 for the six months ended June 30, 2019. This change reflected of an increase of reserve percentages ranging from 25 to 100 basis points on the recreational subprime loan business and an increase in the medallion loans general reserve inputs related to the uncertainty about the potential impact on the businesses as a result of COVID-19. The charge-off ratios on the loan portfolios decreased to 1.39% for the three months ended June 30, 2020 compared to 4.46% for the three months ended June 30, 2019, and decreased to 2.21% for the six months ended June 30, 2020 compared to 4.88% for the six months ended June 30, 2019, both driven by the medallion segment as a result of deferrals granted and the temporary suspension of delinquencies and nonperforming treatment under the CARES Act. See Note 4 for additional information on loans and allowance for loan losses.

Interest expense was $8,835,000 and $17,835,000 for the three and six months ended June 30, 2020, compared to $8,821,000 and $16,543,000 for the three and six months ended June 30, 2019. The average cost of borrowed funds was 2.75% and 2.92% for the three and six months ended June 30, 2020, compared to 3.14% and 3.01% for the three and six months ended June 30, 2019, both mainly driven by the decline in market rates for deposits and notes payable to banks. Average debt outstanding was $1,290,318,000 and $1,227,413,000 for the three and six months ended June 30, 2020, up from $1,127,509,000 and $1,108,512,000 for the three and six months ended June 30, 2019, as we issued additional certificates of deposits to increase our liquidity. See page 45 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $26,753,000 and $53,295,000 for the three and six months ended June 30, 2020, compared to $23,194,000 and $45,515,000 for the three and six months ended June 30, 2019. The net interest margin was 8.23%, compared to 8.46%, for the three months ended June 30, 2020, and was 8.48%, compared to 8.49% for the six months ended June 30, 2020, reflecting the above.

Net noninterest income (loss), which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income was income of $3,256,000 for the three months ended June 30, 2019, compared to income of $1,683,000 for the three months ended June 30, 2019. The improvement was due to less of a reduction in collateral values for New York City taxicab medallions, as well as lower depreciation on investments, which were partly offset by lower race winnings due to the season being postponed due to COVID-19.  For the six months ended June 30, 2020, there was a loss of $3,724,000, compared to income of $8,546,000 for the six months ended June 30, 2019. The change was mainly due to increased write-downs of the loan collateral in process of foreclosure as a result of the decline in medallion values in the New York City market, along with a $3,510,000 charge in connection with the writeoff of a non-core sports-related investment and lower race winnings due to the adjusted season, compared to the prior year’s six months, which included a $4,145,000 gain on debt extinguishment and lower write-downs of the loan collateral in process of foreclosure.

Operating expenses were $16,186,000 for the three months ended June 30, 2020, compared to $18,184,000 for the three months ended June 30, 2019. Salaries and benefits were $6,702,000 for the three months ended June 30, 2020, compared to $6,321,000 for the three months ended June 30, 2019, with the increase mainly attributable to increased insurance expenses and stock-based compensation. Professional fees were $1,319,000 for the three months ended June 30, 2020, compared $2,048,000 for the three months ended June 30, 2019, primarily reflecting increased legal costs for a variety of corporate matters. Race team costs were $1,818,000 for the three months ended June 30, 2020, compared to $2,550,000 for the three months ended June 30, 2019, reflecting the postponement of the race season along with less travel required due to the COVID-19 pandemic and the adjusted race schedule. Loan servicing costs were $1,729,000 for the three months ended June 30, 2020, primarily reflecting costs of servicing the recreation and home improvement consumer loans, compared to $1,293,000 for three months ended June 30, 2019. Occupancy and other operating expenses were $4,618,000 for the three months ended June 30, 2020, which declined $567,000, or 11%, compared to the three months ended June 30, 2019, due to lower loan collection costs and lower travel, meals and entertainment expenses as a result of the shut-downs related to COVID-19. For the six months ended June 30, 2020, operating expenses were $35,457,000 compared to $32,886,000 for the six months ended June 30, 2019. Salaries and benefits were $13,635,000 for the six months ended June 30, 2020, compared to $11,662,000 for the six months ended June 30, 2019, mainly attributable to lower bonus accruals in the prior year period. Professional fees were $4,908,000 for the six months ended June 30, 2020, compared $3,684,000 for the six months ended June 30, 2019, primarily reflecting increased legal costs for a variety of corporate matters. Race team costs were $3,948,000 for the six months ended June 30, 2020, compared to $4,548,000 for the six months ended June 30, 2019. Loan servicing costs were $3,341,000 for the six months ended June 30, 2020, up $608,000, from the prior year six months, primarily reflecting the increased costs of servicing the recreation and home improvement consumer loans which have grown 20% from June 30, 2019. Occupancy and other operating expenses were $9,625,000 for the six months ended June 30, 2020, compared to $9,281,000 for the six months ended June 30, 2019.

Total income tax benefit was $853,000 for the three months ended June 30, 2020, compared to $1,835,000 for the three months ended June 30, 2019. Total income tax benefit was $4,102,000 for the six months ended June 30, 2020, compared to $2,091,000 for the six months ended June 30, 2019. The 2019 six months included $600,000 tax benefit related to the settlement of a state audit. See Note 7 for more information.

Loan collateral in process of foreclosure was $47,375,000 at June 30, 2020, a decline from $52,711,000 at December 31, 2019. The decrease was primarily reflective of the decline in collateral values and to a lesser extent the disposition of collateral assets, partly offset by the additional loans having reached 120 days past due being charged-down to their collateral value and reclassified to loan collateral in process of foreclosure.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures and borrowings of $74,436,000 with a weighted average interest rate of 3.34%, constituting 6% of our total indebtedness, $36,000,000 of privately placed notes, with a weighted average interest rate of 8.25%, constituting 3% of total indebtedness, and retail notes of $33,625,000, with a weighted average interest rate of 9.00%, constituting 2% of total indebtedness as of June 30, 2020. Also, as of June 30, 2020, certain of the certificates of deposit were for terms of up to 60 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at June 30, 2020. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2020 Cumulative Rate Gap(1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$85,306	$—	$—	$—	$—	$—	$—	$85,306
Adjustable rate	20,075	11,338	7,146	12,320	—	27	—	50,906
Fixed-rate	38,477	34,985	57,108	65,443	75,728	54,491	902,881	1,229,113
Cash	18,702	—	—	—	—	—	—	18,702
Total earning assets	$162,560	$46,323	$64,254	$77,763	$75,728	$54,518	$902,881	$1,384,027
Interest bearing liabilities
Deposits	$398,626	$321,492	$158,870	$125,643	$73,014	$—	$—	$1,077,645
SBA debentures and borrowings	28,936	—	5,000	2,500	12,500	15,500	10,000	74,436
Retail and privately placed notes	—	33,625	—	36,000	—	—	—	69,625
Notes payable to banks	31,103	—	1,120	—	—	—	—	32,223
Preferred securities	33,000	—	—	—	—	—	—	33,000
Other borrowings	500	7,368	—	—	747	—	—	8,615
Total liabilities	$492,165	$362,485	$164,990	$164,143	$86,261	$15,500	$10,000	$1,295,544
Interest rate gap	$(329,605)	$(316,162)	$(100,736)	$(86,380)	$(10,533)	$39,018	$892,881	$88,483
Cumulative interest rate gap	$(329,605)	$(645,767)	$(746,503)	$(832,883)	$(843,416)	$(804,398)	$88,483	$—
December 31, 2019	$(260,323)	$(500,953)	$(651,546)	$(689,819)	$(748,187)	$(706,935)	$83,402	$—
December 31, 2018	$(232,323)	$(409,272)	$(563,100)	$(638,264)	$(600,146)	$(554,335)	$59,833	$—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (24%) as of June 30, 2020, and was (21%) as of December 31, 2019 and 2018.

Our interest rate sensitive assets were $1,384,027,000 and interest rate sensitive liabilities were $1,295,544,000 at June 30, 2020. The one-year cumulative interest rate gap was a negative $329,605,000 or 24% of interest rate sensitive assets.. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. Effective July 2020, we had unfunded commitments from the SBA of $25,000,000.

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

The table below presents the components of our debt at June 30, 2020, exclusive of deferred financing costs of $4,709,000. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits(2)	$1,077,895	82%	2.00%
SBA debentures and borrowings	74,436	6	3.34
Retail and privately placed notes	69,625	5	8.61
Preferred securities	33,000	3	2.44
Notes payable to banks	32,223	3	3.63
Other borrowings	8,615	1	1.91
Total outstanding debt	$1,295,794	100%	2.48%

(1)	Weighted average contractual rate as of June 30, 2020.
(2)	Balance includes $250 of strategic partner reserve deposits as of June 30, 2020.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at June 30, 2020.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total(1)
Deposits(2)	$398,626	$321,492	$158,870	$125,643	$73,014	$ —	$1,077,645
SBA debentures and borrowings	28,936	—	5,000	2,500	12,500	25,500	74,436
Retail and privately placed notes	—	33,625	—	36,000	—	—	69,625
Notes payable to banks	31,453	280	280	210	—	—	32,223
Preferred securities	—	—	—	—	—	33,000	33,000
Other borrowings	500	7,368	—	—	747	—	8,615
Operating lease obligations	2,504	2,466	2,378	2,364	2,382	4,767	16,861
Total	$462,019	$365,231	$166,528	$166,717	$88,643	$63,267	$1,312,405

(1)	Total debt is exclusive of deferred financing costs of $4,709.
(2)	Balance excludes $250 of strategic partner reserve deposits as of June 30, 2020.

Most of our borrowing relationships have maturity dates during 2020 through 2021. We have been in active and ongoing discussions with each of these lenders and, to date, have extended each of the facilities as they matured. We have arranged for changes to the terms of the notes, and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future. As a result of the cash flow shortages due to the slowdown in the taxi industry resulting from the COVID-19 pandemic, we received 60-90 day payment deferrals that terminated in May and June for the notes payable to banks. We are currently in the process of requesting extensions of such deferrals; however, there can be no assurance that such extensions will be granted.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of June 30, 2020 by $1,138,000 on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been ($1,478,000) at June 30, 2020. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2020. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.		MB	MFC	MCI	FSVC	RPAC and Other	June 30, 2020(1)	December 31, 2019(1)
Cash and cash equivalents	$4,599	(2)	$87,771	$382	$9,949	$59	$1,124	$103,884	$67,821
Brokered CDs & other funds borrowed	—		1,077,895	—	—	—	—	1,077,895	954,245
Average interest rate	—		2.00%	—	—	—	—	2.00%	2.35%
Maturity	—		7/20-6/25	—	—	—	—	7/20-3/25	1/20-9/24
SBA debentures and borrowings	—		—	—	54,000	20,436	—	74,436	74,746
Amounts undisbursed	—		—	—	—	—	—	—	3,000
Amounts outstanding	—		—	—	54,000	20,436	—	74,436	71,746
Average interest rate	—		—	—	3.37%	3.25%	—	3.34%	3.42%
Maturity	—		—	—	9/20-9/30	9/20	—	9/20-3/29	2/20-3/29
Retail and privately placed notes	69,625		—	—	—	—	—	69,625	69,625
Average interest rate	8.61%		—	—	—	—	—	8.61%	8.61%
Maturity	4/21-3/24		—	—	—	—	—	4/21-3/24	4/21-3/24
Bank loans	20,416		—	11,807	—	—	—	32,223	33,183
Average interest rate	3.68%		—	3.55%	—	—	—	3.63%	4.11%
Maturity	9/20-3/21		—	2/21-12/23	—	—	—	9/20-12/23	9/20-12/23
Preferred securities	33,000		—	—	—	—	—	33,000	33,000
Average interest rate	2.44%		—	—	—	—	—	2.44%	4.01%
Maturity	9/37		—	—	—	—	—	9/37	9/37
Other borrowings	—		—	—	—	—	8,615	8,615	7,794
Average interest rate	—		—	—	—	—	1.91%	1.91%	2.00%
Maturity	—		—	—	—	—	12/20-6/25	12/20-6/25	3/20-12/20
Total cash	$4,599		$87,771	$382	$9,949	$59	$1,124	$103,884	$67,821
Total debt outstanding	$123,041		$1,077,895	$11,807	$54,000	$20,436	$8,615	$1,295,794	$1,169,593

(1)	Total debt is exclusive of deferred financing costs of $4,709 and $5,105 as of June 30, 2020 and December 31, 2019.
(2)	Includes $2,970 of an interest reserve associated with the 2019 private placement, which can be used for no other purpose for three years.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2020 second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2020 second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 30, 2020, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the Securities and Exchange Commission on May 7, 2020, except as updated below.

The ongoing COVID-19 pandemic, and the related significant negative impact on the global economy and financial markets, have had and could further have a material adverse impact on our business, operating results, and financial condition.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in employment levels, as well as business, economic, and market conditions that have materially and adversely affected our business, operating results and financial condition. The full extent of the adverse impact of the COVID-19 pandemic on our business, results of operations, financial position (including capital and liquidity) and prospects depends on a number of evolving factors, including:

•

The duration, extent, and severity of the pandemic. COVID-19 does not yet appear to be contained as it continues to spread throughout the United States and could affect significantly more households and businesses. The duration and severity of the pandemic are impossible to predict and could continue to materially and adversely affect us.

•

The response of governmental and non-governmental authorities. Many of the actions taken by governmental and non-governmental authorities have been directed toward curtailing household and business activities to contain the spread of COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions. The scope, duration and ultimate effects of these responses are uncertain, and we cannot predict the full impact these responses may have on our business and operations.

•

The effect on our borrowers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties affect individuals, households, and businesses differently and unevenly. At least in the near-term, and possibly longer term, we expect our credit, operational, and other risks to continue to increase. For example, work-from-home arrangements that we and our service providers have employed expose us to heightened information security, cybersecurity and other operational risks.

•

The effect on economies and markets. The COVID-19 pandemic, perceptions regarding its broad impact and preventive measures taken to contain or mitigate the pandemic had, and are likely to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions, which, in turn, likely will continue to have negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, demand for loans and other financial services products and consumer discretionary spending. National, regional, and local economies and markets could suffer disruptions that are lasting. A continued economic slowdown would likely adversely affect our originations of recreation and home improvement loans and the performance of our existing loans. In addition, governmental actions are meaningfully influencing the interest-rate environment, which have had and could continue to have an adverse effect on our results of operations and financial condition.

In March 2020, we adjusted our payment policies and procedures and created a program to support our borrowers during the pandemic. We have been negotiating payment terms with our borrowers, allowing them to defer payments up to 180 days, resulting in deferrals on loans aggregating $133,290,000 as of June 30, 2020. The impact of this program has been material to our operating results and financial position, and this program will likely continue to negatively impact our revenue, net income and cash flows in the near term. In the 2020 second quarter, concerns about the impact of COVID-19 caused us to increase our general reserves in our consumer and medallion lending segments by an extra $6,768,000. If the payment deferral program is not ultimately effective in mitigating the effect of COVID-19 on our borrowers’ ability to fulfill their loan obligations, it will adversely affect our business, results of operations, financial condition and cash flows more substantially over a longer period of time. The effects of the pandemic on us could be exacerbated given that our business model is largely consumer-directed and the pandemic, and preventative measures taken to contain or mitigate the pandemic, had and may increasingly have significant negative effects on consumer discretionary spending.

The impact of COVID-19 is being especially felt in the taxi industry.  As a result of the stay-at-home orders through June 8, 2020 shutting down businesses and travel in New York City and our other relevant markets, taxi ridership demand has declined and despite phased reopening plans, taxi ridership has not increased significantly.  The decrease in taxi ridership demand has led to a majority of taxis and fleets no longer operating, causing a decline in our receipt of loan payments. Additionally, substantially all our medallion loans are concentrated in New York City. As a result of the COVID-19 pandemic, in March 2020, the Governor of New York State declared states of emergency for both the State and City of New York, and, since then, economic activity generally and taxi ridership in particular have decreased dramatically in New York City.  Despite New York City’s phased reopening plan, the extent to which the COVID-19 pandemic will continue to adversely affect New York City taxi medallion owners and, by extension, our medallion loans and other related assets will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities, and the direct and indirect impact of the pandemic on taxi medallion owners and the behaviors of people who have historically taken taxis.  Since March 31, 2020, payments on medallion loans have decreased significantly compared to payments during the 2020 first quarter and prior periods.  We are actively engaged with many borrowers about payment deferrals.  We are also evaluating options for our medallion loans, and actions that we may take to manage our medallion loan portfolio may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition. Although, to date, the operational measures we have taken, such as employees working remotely, have allowed us to continue to operate during the pandemic, we may experience disruptions or other adverse effects to our operations as a result of the COVID-19 pandemic’s continued impacts on our employees.

As a result of the cash flow shortages due to the slowdown in the taxi industry resulting from the COVID-19 pandemic, we received 60-90 day payment deferrals that terminated in May and June for the notes payable to banks. We are currently in the process of requesting extensions of such deferrals; however, there can be no assurance that such extensions will be granted.

As a result of these or other consequences, the pandemic could continue to materially and adversely affect our business, results of operations and financial condition. The full extent to which the pandemic will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the continued outbreak and the actions taken to contain or mitigate the pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended June 30, 2020. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

4.1

Amendment No. 8 to Note, dated and effective as of June 1, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 4, 2020 (File No. 001-37747) and incorporated by reference herein.

10.1

Amendment to Medallion Financial Corp. 2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2020 Annual Meeting of Shareholders filed on April 28, 2020 (File No. 001-37747) and incorporated by reference herein.

10.2

Amendment No. 9 to Loan Agreement, dated and effective as of June 1, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2020 (File No. 001-37747) and incorporated by reference herein.

10.3

Commitment Letter by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on July 31, 2020. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2020 (File No. 001-377-47) and incorporated by reference herein.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	August 7, 2020

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall

Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.