Form 10-Q
period 2020-09-30
MEDALLION FINANCIAL CORP
filed 2020-11-05
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 3, 2020 was 24,814,103.

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

In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. You should consider these risks and those described under Risk Factors in the Company’s Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q for the Quarters ended March 30, 2020 and June 30, 2020, and in this Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2020, and others that are detailed in the other reports that the Company files from time to time with the Securities and Exchange Commission.

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17% (19% if there had been no loan sales during 2016, 2017, and 2018). In January 2017, we announced our plans to transform our overall strategy. We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. Total assets under management, which includes assets serviced for third-party investors, were $1,717,000,000 as of September 30, 2020, and were $1,660,000,000 as of December 31, 2019, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

Our consolidated balance sheet as of September 30, 2020, and the related consolidated statements of operations, consolidated statements of other comprehensive income/(loss), consolidated statements of stockholders’ equity and cash flows for the three and nine months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2020 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(Dollars in thousands, except share and per share data)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents(1)	$12,592	$17,700
Federal funds sold	37,139	50,121
Equity investments	10,284	10,079
Investment securities	45,991	48,998
Loans	1,281,054	1,160,855
Allowance for losses	(90,510)	(46,093)
Net loans receivable	1,190,544	1,114,762
Accrued interest receivable	10,590	8,662
Property, equipment, and right-of-use lease asset, net	12,621	14,375
Loan collateral in process of foreclosure(2)	48,742	52,711
Goodwill	150,803	150,803
Intangible assets, net	51,452	52,536
Income tax receivable	1,639	1,516
Deferred tax assets	1,648	—
Other assets	30,230	19,404
Total assets	$1,604,275	$1,541,667
Liabilities
Accounts payable and accrued expenses(3)	$25,735	$16,234
Accrued interest payable	3,784	4,398
Deposits(4)	1,057,499	951,651
Short-term borrowings	87,696	38,223
Deferred tax liabilities	—	9,341
Operating lease liabilities	11,159	12,738
Long-term debt(5)	121,195	174,614
Total liabilities	1,307,068	1,207,199
Commitments and contingencies(6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 27,765,346 shares at September 30, 2020 and 27,597,802 shares at December 31, 2019 issued)	278	276
Additional paid in capital	277,003	275,511
Treasury stock (2,951,243 shares at September 30, 2020 and December 31, 2019)	(24,919)	(24,919)
Accumulated other comprehensive income	2,074	999
Retained earnings (deficit)	(29,969)	11,281
Total stockholders’ equity	224,467	263,148
Non-controlling interest in consolidated subsidiaries	72,740	71,320
Total equity	297,207	334,468
Total liabilities and equity	$1,604,275	$1,541,667
Number of shares outstanding	24,814,103	24,646,559
Book value per share	$9.05	$10.68

(1)	Includes restricted cash of $2,970 as of September 30, 2020 and December 31, 2019.
(2)

Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $9,701 as of September 30, 2020 and $8,163 as of December 31, 2019.

(3)	Includes the short-term portion of lease liabilities of $2,086 and $2,085 as of September 30, 2020 and December 31, 2019. Refer to Note 6 for more details.
(4)	Includes $2,638 and $2,594 of deferred financing costs as of September 30, 2020 and December 31, 2019.
(5)	Includes $2,157 and $2,511 of deferred financing costs as of September 30, 2020 and December 31, 2019.
(6)	Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2020	2019	2020	2019
Interest and fees on loans	$37,201	$34,081	$107,544	$94,833
Interest and dividends on investment securities	239	521	973	1,756
Medallion lease income	—	38	53	109
Total interest income(1)	37,440	34,640	108,570	96,698
Interest on deposits	5,454	6,003	17,315	16,409
Interest on short-term borrowings	520	730	1,565	2,616
Interest on long-term debt	2,410	2,492	7,339	6,743
Total interest expense(2)	8,384	9,225	26,219	25,768
Net interest income	29,056	25,415	82,351	70,930
Provision for loan losses	39,749	8,337	73,231	36,851
Net interest income after provision for loan losses	(10,693)	17,078	9,120	34,079
Other income (loss)
Sponsorship and race winnings	8,962	7,940	15,161	16,008
Write-down of loan collateral in process of foreclosure	(8,559)	(113)	(15,828)	(4,204)
Gain (loss) on equity investments	137	—	(3,423)	—
Gain on the extinguishment of debt	23	—	23	4,145
Other income (loss)	397	1,047	1,303	1,471
Total other income (loss), net	960	8,874	(2,764)	17,420
Other expenses
Salaries and employee benefits	7,081	6,795	20,716	18,457
Race team related expenses	2,636	2,663	6,584	7,211
Professional fees	1,651	2,277	6,559	5,961
Loan servicing fees	1,729	1,364	5,070	3,851
Collection costs	1,516	1,698	4,206	4,589
Rent expense	676	592	2,004	1,769
Amortization of intangible assets	362	361	1,084	1,084
Regulatory fees	348	252	949	1,147
Other expenses	2,682	2,350	6,966	7,169
Total other expenses	18,681	18,352	54,138	51,238
Income (loss) before income taxes	(28,414)	7,600	(47,782)	261
Income tax (provision) benefit	8,381	(165)	12,483	1,926
Net income (loss) after taxes	(20,033)	7,435	(35,299)	2,187
Less: income attributable to the non-controlling interest	3,597	2,460	5,951	3,484
Total net income (loss) attributable to Medallion Financial Corp.	$(23,630)	$4,975	$(41,250)	$(1,297)
Basic net income (loss) per share	$(0.97)	$0.20	$(1.69)	$(0.05)
Diluted net income (loss) per share	$(0.97)	$0.20	$(1.69)	$(0.05)
Distributions declared per share	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	24,461,488	24,361,680	24,440,067	24,336,677
Diluted	24,461,488	24,607,167	24,440,067	24,336,677

(1)

Included in interest and investment income is $306 and $940 of paid-in-kind interest for the three and nine months ended September 30, 2020, and $212 and $637 for the three and nine months ended September 30, 2019.

(2)

Average borrowings outstanding were $1,309,787 and $1,255,053, and the related average borrowing costs were 2.55% and 2.79%, for the three and nine months ended September 30, 2020, and were $1,169,182 and $1,121,693 and 3.13% and 3.07% for the three and nine months ended September 30, 2019.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income (loss) after taxes from operations	$(20,033)	$7,435	$(35,299)	$2,187
Other comprehensive income (loss), net of tax	(53)	95	1,075	1,322
Total comprehensive income (loss)	(20,086)	7,530	(34,224)	3,509
Less comprehensive income attributable to the non-controlling interest	3,597	2,460	5,951	3,484
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$(23,683)	$5,070	$(40,175)	$25

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2019	27,597,802	$276	—	$275,511	(2,951,243)	$(24,919)	$11,281	$999	$263,148	$71,320	$334,468
Net income (loss)	—	—	—	—	—	—	(13,643)	—	(13,643)	642	(13,001)
Distributions to non- controlling interest	—	—	—	—	—	—	—	—	—	(1,507)	(1,507)
Stock-based compensation	—	2	—	464	—	—	—	—	466	—	466
Issuance of restricted stock, net	165,674	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,577)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	147	147	—	147
Balance at March 31, 2020	27,757,899	278	—	275,975	(2,951,243)	(24,919)	(2,362)	1,146	250,118	70,455	320,573
Net income (loss)	—	—	—	—	—	—	(3,977)	—	(3,977)	1,712	(2,265)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation	—	—	—	520	—	—	—	—	520	—	520
Issuance of restricted stock, net	10,416	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(696)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	981	981	—	981
Balance at June 30, 2020	27,767,619	278	—	276,495	(2,951,243)	(24,919)	(6,339)	2,127	247,642	70,655	318,297
Net income (loss)	—	—	—	—	—	—	(23,630)	—	(23,630)	3,597	(20,033)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation	—	—	—	508	—	—	—	—	508	—	508
Issuance of restricted stock, net	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(2,273)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	(53)	(53)	—	(53)
Balance at September 30, 2020	27,765,346	$278	—	$277,003	(2,951,243)	$(24,919)	$(29,969)	$2,074	$224,467	$72,740	$297,207

.

(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	27,385,600	$274	—	$274,292	(2,951,243)	$(24,919)	$13,043	$(82)	$262,608	$27,596	$290,204
Net income	—	—	—	—	—	—	1,228	—	1,228	167	1,395
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(592)	(592)
Stock-based compensation expense	—	1	—	164	—	—	—	—	165	—	165
Issuance of restricted stock, net	163,098	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(1,699)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	669	669	—	669
Balance at March 31, 2019	27,546,999	275	—	274,456	(2,951,243)	(24,919)	14,271	587	264,670	27,171	291,841
Net income (loss)	—	—	—	—	—	—	(7,500)	—	(7,500)	857	(6,643)
Distributions to non-controlling interest	—	—	—	—	—	—	-	—	—	(592)	(592)
Stock-based compensation	—	—	—	340	—	—	—	—	340	—	340
Issuance of restricted stock, net	4,751	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(949)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	—	558	558	—	558
Balance at June 30, 2019	27,550,801	275	—	274,796	(2,951,243)	(24,919)	6,771	1,145	258,068	27,436	285,504
Net income	—	—	—	—	—	—	4,975	—	4,975	2,460	7,435
Distributions to non-controlling interest	—	—	—	—	—	—	-	—	—	(592)	(592)
Stock-based compensation	—	1	—	347	—	—	—	—	348	—	348
Issuance of restricted stock, net	10,417	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(679)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	—	95	95	—	95
Balance at September 30, 2019	27,560,539	$276	—	$275,143	$(2,951,243)	$(24,919)	$11,746	$1,240	$263,486	$29,304	$292,790

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(35,299)	$2,187
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Provision for loan losses	73,231	36,851
Paid-in-kind interest	(940)	(637)
Depreciation and amortization	5,060	6,014
Decrease in deferred and other tax liabilities	(11,113)	(1,375)
Amortization of origination fees, net	4,572	3,753
Net change in value of loan collateral in process of foreclosure	21,235	9,126
Net realized losses (gains) on investments	3,754	(1,810)
Net change in unrealized appreciation on investments	—	1,299
Stock-based compensation expense	1,495	853
Gain on extinguishment of debt	—	(4,145)
Increase in accrued interest receivable	(1,928)	(627)
Increase in other assets	(7,878)	(4,890)
Increase (decrease) in accounts payable and accrued expenses	4,883	(1,763)
Decrease in accrued interest payable	(504)	(341)
Net cash provided by operating activities	56,568	44,495
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(404,006)	(374,642)
Proceeds from principal receipts, sales, and maturities of loans	222,592	188,226
Purchases of investments	(11,480)	(6,849)
Proceeds from principal receipts, sales, and maturities of investments	12,983	5,902
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	8,303	12,714
Net cash used for investing activities	(171,608)	(174,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	515,982	450,192
Repayments of time deposits and funds borrowed	(414,501)	(324,960)
Purchase of federal funds	—	4,000
Repayments of federal funds	—	—
Distributions to non-controlling interests	(4,531)	(1,776)
Net cash provided by financing activities	96,950	127,456
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(18,090)	(2,698)
Cash, cash equivalents, and restricted cash, beginning of period(1)	67,821	57,713
Cash, cash equivalents, and restricted cash, end of period(1)	$49,731	$55,015
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$24,769	$24,252
Cash paid during the period for income taxes	100	135
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$25,569	$25,884
Loans transferred to other foreclosed property	1,800	—

(1)	Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxi medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. Subsequent to its formation, the Bank began originating consumer loans to finance the purchases of recreational vehicles, or RVs, boats, and other related items, and to finance home improvements. The Company also conducts business through Medallion Funding LLC, or MFC, a Small Business Investment Company, or SBIC, which originates and services medallion and commercial loans.

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

Beginning in 2019, the Bank began the process to build out a strategic partnership program with financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020 and began issuing its first loans, while continuing to explore opportunities with additional fintech companies.

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,083,000 at September 30, 2020, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, together, Medallion Chicago, purchased $8,689,000 of City of Chicago taxi medallions out of foreclosure, some of which are leased to fleet operators. The 159 medallions are carried at a net realizable value of $3,091,000 in other assets on the Company’s consolidated balance sheet at September 30, 2020, December 31, 2019, and September 30, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash includes $2,970,000 of an interest reserve associated with the private placements of debt in March and August 2019, which cannot be used for any other purpose until March 2022. Cash also includes $2,500,000 of interest-bearing funds deposited in other banks, that are mainly callable, with terms of 4 to 7 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with readily determinable fair value to be valued as such, and those that do not to be measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10,284,000 and $10,079,000 at September 30, 2020 and December 31, 2019, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of September 30, 2020 and December 31, 2019, the Company determined that there was no impairment or observable price change.

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $298,000 at September 30, 2020 and $248,000 at December 31, 2019, and $85,000 and $219,000 was amortized to interest income for the three and nine months ended September 30, 2020 and $21,000 and $46,000 was amortized to interest income for the three and nine months ended September 30, 2019. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2020 and December 31, 2019, net loan origination costs were $20,806,000 and $17,839,000. Net amortization to income for the three months ended September 30, 2020 and 2019 was $1,681,000 and $1,364,000, and was $4,572,000 and $3,753,000 for the nine months ended September 30, 2020 and 2019.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as a recovery. Total loans 90 days or more past due were $13,402,000 at September 30, 2020, or 1.07% of the total loan portfolio, compared to $8,663,000, or 0.76% at December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law to address the economic impacts of the COVID-19 pandemic. Under the CARES Act and related guidance from the FDIC, the Company had temporarily suspended its delinquency and nonperforming treatment for certain loans that have been granted a payment accommodation that facilitates the borrowers’ ability to work through the immediate impact of the virus. Borrowers who were current prior to becoming affected by COVID-19 and then receive payment accommodations as a result of the effects of the COVID-19 pandemic, generally are not reported as past due if all payments are current in accordance with the revised terms of the loans. The Company had chosen to apply this part of the CARES Act in connection with eligible accommodations and did not report the applicable loans as past due for any payments not made during the deferment period. As of September 30, 2020, the deferment period ended for all of the medallion loans and for 95% of the consumer loans that were placed on deferment, which, as a result, were returned to the general loan pool. The Company has continued to age these loans based the Company’s standard aging policy.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants concessions to the borrower for other than an insignificant period of time that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans. Beginning in the third quarter 2019, all consumer loans which are party to a Chapter 13 bankruptcy are immediately classified as TDRs. The Company’s policy with regard to bankrupt loans is take an immediate 40% write down of the loan balance. Under the CARES Act, during the applicable period beginning March 1, 2020 and ending on the earlier of December 31, 2020 or 60 days after the date which the coronavirus, or COVID-19, national emergency terminates, companies may elect to (a) suspend the requirements of US GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs and (b) suspend any determination of a loan modified as a result of the effects of COVID-19 as a TDR, including impairment for accounting purposes. Any such suspension is applicable for the term of the loan modification, but solely with respect to any modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019, and shall not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. As of September 30, 2020, there were no consumer or medallion loan modifications related to COVID-19 that would have otherwise been classified as a TDR, and therefore there was no need for the Company to elect this relief under the CARES Act during the 2020 third quarter. However, we expect to have loan modifications related to COVID-19 that would apply under this provision of the CARES Act in the future.

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

The Company had $18,908,000 and $28,833,000 of net loans pledged as collateral under borrowing arrangements at September 30, 2020 and December 31, 2019.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $107,809,000 at September 30, 2020 and $113,581,000 at December 31, 2019. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, which relates to servicing assets held by MFC (related to the remaining assets in Trust III) and the Bank, and determined that no material servicing asset or liability existed as of September 30, 2020 and December 31, 2019. The Company assigned its servicing rights of the Bank’s portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from the Bank by MSC.

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at. For medallion loans, delinquent nonperforming loans are valued at the median sales price for the collateral over the most recent quarter, historically non-delinquent nonperforming loans are valued at either the median sales price for the collateral over the most recent quarter or the discounted cash flow if such loans were modified and it is clear that sources other than the taxi business were instrumental in keeping such loans current, and performing medallion loans are reserved utilizing historical loss ratios over a three-year lookback period. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result of COVID-19, there was an increase in the reserve percentages of 50 basis points on the recreational subprime loan business during the nine months ended September 30, 2020. In addition, the Company determined that anticipated payment activity on the medallion portfolio was impossible to quantify upon exit of the six month deferral period with borrowers, and therefore deemed all such loans as impaired. As a result, all medallion loans were written down to collateral value, net of liquidation costs, of $90,300 for New York City medallions. This write-down, together with a decline in most other markets in accordance with prior methodology, consistently applied, resulted in an increased provision for loan losses of $24,749,000 during the 2020 third quarter, which included the reversal of the general reserves that had been previously recorded for the Company and the Bank.  The Company continues to monitor the impact of COVID-19 on the consumer, commercial, and medallion loans. Had there been no payment deferrals offered to borrowers under the CARES Act, potential loans 90 days or more past due would have resulted in increased reserves and/or charge-offs. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the change to bank holding company accounting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of September 30, 2020, December 31, 2019, and September 30, 2019, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $51,452,000, $52,536,000 and $52,898,000, and the Company recognized $362,000 and $361,000 of amortization expense on the intangible assets for the three months ended September 30, 2020 and 2019, and $1,084,000 of amortization expense on the intangible assets for both the nine months ended September 30, 2020 and 2019. Additionally, loan portfolio premiums of $12,387,000 were determined as of April 2, 2018, of which $4,358,000, $5,758,000, and $6,161,000 were outstanding at September 30, 2020, December 31, 2019, and September 30, 2019, and of which $893,000 and $713,000 were amortized to interest income for the three months ended September 30, 2020 and 2019, and of which $1,401,000 and $2,886,000 was amortized to interest income for the nine months ended September 30, 2020 and 2019. The Company engaged an expert to assess the goodwill and intangibles for impairment at December 31, 2019, who concluded there was no impairment on the Bank and on the RPAC intangible asset. The Company reviewed the goodwill related to the Bank and the RPAC intangible assets, considered whether the current COVID-19 pandemic had any effect on such goodwill, and concluded that there was no additional impairment as of September 30, 2020.

The table below shows the details of the intangible assets as of the dates presented.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Brand-related intellectual property	$19,249	$20,075
Home improvement contractor relationships	6,038	6,296
Race organization	26,165	26,165
Total intangible assets	$51,452	$52,536

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $142,000 and $109,000 for the three months ended September 30, 2020 and 2019, and was $403,000 and $313,000 for the nine months ended September 30, 2020 and 2019.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $648,000 and $613,000 for the three months ended September 30, 2020 and 2019, and was $1,957,000 and $1,731,000 for the nine months ended September 30, 2020 and 2019. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $4,795,000, $5,105,000, and $5,589,000 as of September 30, 2020, December 31, 2019, and September 30, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2020	2019	2020	2019
Net income (loss) resulting from operations available to common stockholders	$(23,630)	$4,975	$(41,250)	$(1,297)
Weighted average common shares outstanding applicable to basic EPS	24,461,488	24,361,680	24,440,067	24,336,677
Effect of dilutive stock options	—	16,543	—	—
Effect of restricted stock grants	—	228,944	—	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,461,488	24,607,167	24,440,067	24,336,677
Basic income (loss) per share	$(0.97)	$0.20	$(1.69)	$(0.05)
Diluted income (loss) per share	(0.97)	0.20	(1.69)	(0.05)

Potentially dilutive common shares excluded from the above calculations aggregated 834,684 and 468,055 shares as of September 30, 2020 and 2019.

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

During the nine months ended September 30, 2020 and 2019, the Company issued 165,674 and 178,266 of restricted shares of stock-based compensation awards, issued 335,773 and 375,481 shares of other stock-based compensation awards, and issued 47,156 and 26,040 restricted stock units and recognized $508,000 and $1,495,000, or $0.02 and $0.06 per share, for the three and nine months ended September 30, 2020, and $348,000 and $853,000, or $0.01 and $0.03 per share, for the three and nine months ended September 30, 2019, of non-cash stock-based compensation expense related to the grants. As of September 30, 2020, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $2,484,000, which is expected to be recognized over the next 14 quarters. (See Note 8 for more details.)

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

FDIC-insured banks, including the Bank, are subject to certain federal laws, which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, the Bank is subject to certain restrictions on any extensions of credit to, or other covered transactions with, such as certain purchases of assets, the Company or its affiliates.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of September 30, 2020, the Bank’s Tier 1 leverage ratio was 15.47%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well- Capitalized	September 30, 2020	December 31, 2019
Common equity Tier 1 capital	—	—	$137,193	$158,187
Tier 1 capital	—	—	205,981	226,975
Total capital	—	—	222,945	241,842
Average assets	—	—	1,331,077	1,172,866
Risk-weighted assets	—	—	1,275,599	1,144,337
Leverage ratio(1)	4.0%	5.0%	15.5%	19.4%
Common equity Tier 1 capital ratio(2)	7.0	6.5	10.8	13.8
Tier 1 capital ratio(3)	8.5	8.0	16.1	19.8
Total capital ratio(3)	10.5	10.0	17.5	21.1

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of September 30, 2020 and December 31, 2019 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both September 30, 2020 and December 31, 2019.

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

(3) INVESTMENT SECURITIES

Fixed maturity securities available for sale as of September 30, 2020 and December 31, 2019 consisted of the following:

September 30, 2020 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$35,965	$1,571	$(8)	$37,528
State and municipalities	8,226	237	—	8,463
Total	$44,191	$1,808	$(8)	$45,991

December 31, 2019 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$36,335	$411	$(112)	$36,634
State and municipalities	12,279	186	(101)	12,364
Total	$48,614	$597	$(213)	$48,998

The amortized cost and estimated market value of investment securities as of September 30, 2020 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$25	$25
Due after one year through five years	12,480	12,946
Due after five years through ten years	12,452	13,221
Due after ten years	19,234	19,799
Total	$44,191	$45,991

The following tables show information pertaining to securities with gross unrealized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
September 30, 2020 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(8)	$4,073	$—	$—
State and municipalities	—	—	—	197
Total	$(8)	$4,073	$—	$197

	Less than Twelve Months		Twelve Months and Over
December 31, 2019 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(74)	$8,291	$(38)	$4,939
State and municipalities	(17)	2,099	(84)	2,739
Total	$(91)	$10,390	$(122)	$7,678

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$802,938	63%	$713,332	62%
Home improvement	315,442	25	247,324	21
Commercial	71,369	5	69,767	6
Medallion	91,298	7	130,432	11
Strategic partnership	7	—	—	—
Total gross loans	1,281,054	100%	1,160,855	100%
Allowance for loan losses	(90,510)		(46,093)
Total net loans	$1,190,544		$1,114,762

The following tables show the activity of the gross loans for the three and nine months ended September 30, 2020 and 2019.

Three Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594
Loan originations	73,534	62,515	900	—	142	137,091
Principal payments, sales and maturities	(54,161)	(29,312)	(1,318)	(401)	(143)	(85,335)
Charge-offs, net	(850)	(65)	3	(15,304)	—	(16,216)
Transfer to loan collateral in process of foreclosure, net	(2,833)	—	—	(10,590)	—	(13,423)
Amortization of origination costs	(2,093)	509	2	(99)	—	(1,681)
Amortization of loan premium	(49)	(81)	—	(763)	—	(893)
FASB origination costs	2,605	(196)	—	2	—	2,411
Paid-in-kind interest	—	—	306	—	—	306
Transfer to other foreclosed property	—	—	—	(1,800)	—	(1,800)
Gross loans – September 30, 2020	$802,938	$315,442	$71,369	$91,298	$7	$1,281,054

Nine Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	249,383	140,693	6,075	—	295	396,446
Principal payments, sales and maturities	(140,688)	(72,034)	(5,422)	(4,180)	(288)	(222,612)
Charge-offs, net	(10,796)	(897)	3	(17,124)	—	(28,814)
Transfer to loan collateral in process of foreclosure, net	(10,615)	—	—	(14,934)	—	(25,549)
Amortization of origination costs	(5,853)	1,406	6	(131)	—	(4,572)
Amortization of loan premium	(152)	(248)	—	(1,001)	—	(1,401)
FASB origination costs	8,327	(802)	—	36	—	7,561
Paid-in-kind interest	—	—	940	—	—	940
Transfer to other foreclosed property	—	—	—	(1,800)	—	(1,800)
Gross loans – September 30, 2020	$802,938	$315,442	$71,369	$91,298	$7	$1,281,054

Three Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475
Loan originations	82,662	42,641	4,750	—	130,053
Principal payments, sales and maturities	(39,068)	(21,096)	(375)	(4,013)	(64,552)
Charge-offs, net	(3,489)	(51)	(819)	(1,535)	(5,894)
Transfer to loan collateral in process of foreclosure, net	(3,429)	—	—	(3,005)	(6,434)
Amortization of origination costs	(1,723)	367	2	(10)	(1,364)
Amortization of loan premium	(59)	(107)	—	(547)	(713)
FASB origination costs	2,959	(577)	(3)	120	2,499
Paid-in-kind interest	—	—	212	—	212
Gross loans – September 30, 2019	$706,393	$230,726	$68,209	$136,954	$1,142,282

Nine Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	248,989	102,821	14,520	—	366,330
Principal payments, sales and maturities	(112,208)	(54,168)	(10,180)	(10,612)	(187,168)
Charge-offs, net	(10,853)	(295)	(819)	(18,166)	(30,133)
Transfer to loan collateral in process of foreclosure, net	(10,311)	—	—	(15,573)	(25,884)
Amortization of origination costs	(4,743)	1,060	32	(102)	(3,753)
Amortization of loan premium	(195)	(327)	—	(2,364)	(2,886)
FASB origination costs	8,676	(1,520)	(64)	165	7,257
Paid-in-kind interest	—	—	637	—	637
Gross loans – September 30, 2019	$706,393	$230,726	$68,209	$136,954	$1,142,282

The following table sets forth the activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance for loan losses – beginning balance	$66,977	$40,670	$46,093	$36,395
Charge-offs
Recreation	(3,595)	(5,444)	(17,546)	(16,366)
Home improvement	(643)	(568)	(2,202)	(1,655)
Commercial	—	(819)	—	(819)
Medallion	(15,448)	(2,378)	(19,146)	(20,408)
Total charge-offs	(19,686)	(9,209)	(38,894)	(39,248)
Recoveries
Recreation	2,745	1,955	6,750	5,513
Home improvement	578	517	1,304	1,360
Commercial	3	—	3	—
Medallion	144	843	2,023	2,242
Total recoveries	3,470	3,315	10,080	9,115
Net charge-offs(1)	(16,216)	(5,894)	(28,814)	(30,133)
Provision for loan losses	39,749	8,337	73,231	36,851
Allowance for loan losses – ending balance(2) (3)	$90,510	$43,113	$90,510	$43,113

(1)

As of September 30, 2020, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $268,745, representing collection opportunities for the Company.

(2)

As of September 30, 2020, the general reserves previously recorded for the Company’s medallion loan portfolio had been reversed as all loans had been deemed impaired and written down to collateral value.

(3)	As of September 30, 2020, there was no allowance for loan losses and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of September 30, 2020 and December 31, 2019.

September 30, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$27,982	31%	3.48%
Home improvement	4,751	5	1.51
Commercial	—	—	—
Medallion	57,777	64	63.28
Total	$90,510	100%	7.07

December 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$18,075	39%	2.53%
Home improvement	2,608	6	1.05
Commercial	—	—	—
Medallion	25,410	55	19.48
Total	$46,093	100%	3.97%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Total nonaccrual loans	$111,858	$26,484	$27,078
Interest foregone quarter to date	625	1,121	403
Amount of foregone interest applied to principal in the quarter	42	53	75
Interest foregone year to date	1,922	2,152	915
Amount of foregone interest applied to principal in the year	86	254	244
Interest foregone life to date	5,491	2,744	2,432
Amount of foregone interest applied to principal in the life	2,155	471	655
Percentage of nonaccrual loans to gross loan portfolio	9%	2%	2%

The following tables present the performance status of loans as of September 30, 2020 and December 31, 2019.

September 30, 2020 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$796,369	$6,569		$802,938	0.82%
Home improvement	315,339	103		315,442	0.03
Commercial	54,598	16,771		71,369	23.50
Medallion	—	91,298	(1)	91,298	100.00
Strategic partnership	7	—		7	—
Total	$1,166,313	$114,741	(2)	$1,281,054	8.96%

December 31, 2019 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$705,070	$8,262		$713,332	1.16%
Home improvement	247,139	185		247,324	0.07
Commercial	57,905	11,862		69,767	17.00
Medallion	88,248	42,184		130,432	32.34
Total	$1,098,362	$62,493	(2)	$1,160,855	5.38%

(1)	Includes medallion loan premiums of $3,145 as of September 30, 2020.
(2)	Includes $429 and $36,009 of TDRs as of September 30, 2020 and December 31, 2019, which are accruing and paying currently, but which are considered nonperforming loans under GAAP.

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of September 30, 2020 and 2019, and December 31, 2019, all of which had an allowance recorded against the principal balance.

	September 30, 2020			December 31, 2019			September 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$6,569	$6,569	$229	$8,262	$8,262	$329	$6,708	$6,708	$256
Home improvement	103	103	2	185	185	3	239	239	4
Commercial	16,771	16,776	—	11,862	11,867	—	12,031	12,126	—
Medallion	91,298	91,579	57,777	42,184	42,650	14,824	8,100	8,660	3,160
Total nonperforming loans with an allowance	$114,741	$115,027	$58,008	$62,493	$62,964	$15,156	$27,078	$27,733	$3,420

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$6,730	$167	$6,687	$152	$6,882	$428	$6,921	$366
Home improvement	103	—	243	2	103	2	245	2
Commercial	16,894	—	9,616	36	17,002	47	6,827	321
Medallion	90,032	121	13,418	27	90,396	992	11,279	39
Total nonperforming loans with an allowance	$113,759	$288	$29,964	$217	$114,383	$1,469	$25,272	$728

The following tables show the aging of all loans as of September 30, 2020 and December 31, 2019.

	Days Past Due
September 30, 2020 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$16,070	$6,092	$4,074	$26,236	$750,857	$777,093	$—
Home improvement	733	281	102	1,116	317,476	318,592	—
Commercial	—	—	1,902	1,902	69,467	71,369	—
Medallion	8,208	64,289	7,325	79,822	8,332	88,154	—
Strategic partnership	—	—	—	—	7	7	—
Total	$25,011	$70,662	$13,403	$109,076	$1,146,139	$1,255,215	$—

(1)	Excludes loan premiums of $4,358 resulting from purchase price accounting and $21,481 of capitalized loan origination costs.

	Days Past Due
December 31, 2019 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$27,357	$8,426	$5,800	$41,583	$648,227	$689,810	$—
Home improvement	931	427	184	1,542	249,288	250,830	—
Commercial	—	—	107	107	69,660	69,767	—
Medallion	12,491	2,118	2,572	17,181	109,106	126,287	—
Total	$40,779	$10,971	$8,663	$60,413	$1,076,281	$1,136,694	$—

(1)	Excludes loan premiums of $5,758 resulting from purchase price accounting and $18,403 of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 316%, 190%, and 202% as of September 30, 2020, December 31, 2019, and September 30, 2019.

The following table shows the TDRs which the Company entered into during the three and nine months ended September 30, 2020.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended September 30, 2020
Recreation	18	$254	$229
Medallion	3	448	448
Nine months ended September 30, 2020
Recreation	57	$722	$510
Medallion	33	14,089	14,089

During the twelve months ended September 30, 2020, 69 medallion loans modified as TDRs were in default and had an investment value of $29,296,000 as of September 30, 2020, net of a $20,420,000 allowance for loan losses, and 56 recreation loans modified as TDRs were in default and had an investment value of $558,000 as of September 30, 2020, net of a $19,000 allowance for loan losses.

The following table shows the TDRs which the Company entered into during the three and nine months ended September 30, 2019.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended September 30, 2019
Recreation	40	$587	$505
Medallion	1	758	758
Nine months ended September 30, 2019
Recreation	276	$4,109	$2,619
Medallion	10	4,041	4,041

During the twelve months ended September 30, 2019, three medallion loans modified as TDRs were in default and had an investment value of $812,000 as of September 30, 2019, net of a $365,000 allowance for loan losses, and 191 recreation loans modified as TDR’s were in default and had a net investment value of $1,727,000 as of September 30, 2019, net of a $66,000 allowance for loan losses.

The following tables show the activity of the loan collateral in process of foreclosure, which relate only to the recreation and medallion loans, for the three and nine months ended September 30, 2020 and 2019.

Three Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375
Transfer from loans, net	2,833	10,611	13,444
Sales	(1,697)	—	(1,697)
Cash payments received	—	(426)	(426)
Collateral valuation adjustments	(1,395)	(8,559)	(9,954)
Loan collateral in process of foreclosure – September 30, 2020	$999	$47,743	$48,742

Nine Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	10,615	14,954	25,569
Sales	(5,684)	(300)	(5,984)
Cash payments received	—	(2,318)	(2,318)
Collateral valuation adjustments	(5,408)	(15,828)	(21,236)
Loan collateral in process of foreclosure – September 30, 2020	$999	$47,743	$48,742

Three Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2019	$955	$51,413	$52,368
Transfer from loans, net	3,429	3,005	6,434
Sales	(1,604)	(387)	(1,991)
Cash payments received	—	(1,556)	(1,556)
Collateral valuation adjustments	(1,603)	(113)	(1,716)
Loan collateral in process of foreclosure – September 30, 2019	$1,177	$52,362	$53,539

Nine Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	10,311	15,573	25,884
Sales	(5,715)	(899)	(6,614)
Cash payments received	—	(6,100)	(6,100)
Collateral valuation adjustments	(4,922)	(4,204)	(9,126)
Loan collateral in process of foreclosure – September 30, 2019	$1,177	$52,362	$53,539

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Twelve Months Ending September 30,
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	September 30, 2020(1)	December 31, 2019(1)	Interest Rate (2)
Deposits(3)	$391,562	$273,210	$177,060	$144,040	$74,015	$—	$1,059,887	$954,245	1.79%
SBA debentures and borrowings	22,508	—	5,000	5,000	14,000	21,500	68,008	71,746	3.36%
Retail and privately placed notes	33,625	—	—	36,000	—	—	69,625	69,625	8.61%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.37%
Notes payable to banks	31,063	280	280	140	—	—	31,763	33,183	3.67%
Other borrowings	500	7,405	—	—	747	—	8,652	7,794	1.91%
Total	$479,258	$280,895	$182,340	$185,180	$88,762	$54,500	$1,270,935	$1,169,593	2.31%

(1)	Excludes deferred financing costs of $4,795 and $5,105 as of September 30, 2020 and December 31, 2019.

(2)	Weighted average contractual rate as of September 30, 2020.
(3)	Balance excludes $250 of strategic partner reserve deposits as of September 30, 2020.

(A) DEPOSITS

Deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. The Bank did not have any individual time deposits greater than $100,000 as of September 30, 2020. The following table presents the maturity of the broker pools, excluding strategic partner reserve deposits, as of September 30, 2020.

(Dollars in thousands)	September 30, 2020
Three months or less	$111,000
Over three months through six months	91,766
Over six months through one year	188,796
Over one year	668,325
Total deposits	$1,059,887

(B) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum, required a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018 (which was paid) and a minimum of $7,600,000 of principal and interest to be paid on or before March 27, 2019 (which was paid), and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date, which was extended to the maturity date of the Company’s publicly-traded 9.000% Senior Notes, which is currently April 15, 2021; or the Public Debt, provided, however, that (1) upon the Company’s refinancing of such senior notes, the maturity date shall mean the earlier of (a) the maturity date of such refinanced debt or (b) April 30, 2024, and (2) upon the Company’s repayment of such senior notes without refinancing, the maturity date shall mean April 30, 2024. As of September 30, 2020, $175,485,000 of commitments had been fully utilized, there were no commitments available, and $68,008,000 was outstanding, including $14,008,000 under the SBA Note.

On July 31, 2020, MCI accepted a commitment from the SBA for $25,000,000 in debenture financing with a ten-year term. MCI can draw funds under the commitment, in whole or in part, until September 24, 2024. In connection with the commitment, MCI paid the SBA a leverage fee of $250,000, with the remaining $500,000 of the fee to be paid pro rata as MCI draws under the commitment. Of the committed amount, $8,500,000 has been reserved to replace $8,500,000 of debentures which mature in 2021. The remaining balance of $16,500,000 is drawable upon the infusion of $8,250,000 of capital from either the capitalization of retained earnings or capital infusion from the Company. As of September 30, 2020, none of the commitments had been drawn.

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of September 30, 2020.

Borrower (Dollars in thousands)	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at September 30, 2020	Payment	Average Interest Rate at September 30, 2020	Interest Rate Index(1)
Medallion Financial Corp.	5/5	4/11 - 8/14	12/20 - 9/21	Term loans and demand notes secured by pledged loans(2)	$20,096	(2)	$20,096	Interest only(3)	3.75%	Various(3)
Medallion Chicago	2/23	11/11 - 12/11	2/21	Term loans secured by owned Chicago medallions(4)	18,449		10,687	$134 of principal & interest paid monthly	3.50%	N/A
Medallion Funding	1/1	11/18	12/23	Term loan unsecured	1,400		980	$70 principal & interest paid quarterly	4.00%	N/A
					$39,945		$31,763

(1)	At September 30, 2020, 30-day LIBOR was 0.15%, 360-day LIBOR was 0.36%, and the prime rate was 3.25%.
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

On July 6, 2019, the Company paid $10,819,000 at maturity in satisfaction of all its outstanding obligations under one of its credit facilities. In connection with this payment, the Company obtained a waiver from one of its other lenders, with a term note of $2,040,000, of certain resulting repayment and other obligations, which waiver expires on December 15, 2020.

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

As a result of the cash flow shortages due to the slowdown in the taxi industry resulting from the COVID-19 pandemic, the Company received 180 day payment deferrals that terminated in August and modifications to provide for interest only payments from September through the end of this year for the notes payable to banks described above.

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

(E) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (0.23% at September 30, 2020) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third-party investor. At September 30, 2020, $33,000,000 was outstanding on the preferred securities.

(F) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty. (Refer to Note 11 for more details.) At September 30, 2020, the total outstanding on these notes was $7,405,000 at a 2.00% annual interest rate compounded monthly and due March 31, 2022. Additionally, RPAC has a short term promissory note to an unrelated party for $500,000 due on December 31, 2020.

On June 17, 2020, RPAC was approved for and received a Paycheck Protection Program, or PPP, loan under the CARES Act. As of September 30, 2020, the total outstanding balance of such loan was $747,000 at a 1.00% annual interest rate due in five years. Under the terms of the note, RPAC could be granted forgiveness for all or a portion of the balance if the loan proceeds are used in accordance with the requirements set forth in the PPP. As of September 30, 2020, RPAC had not applied for forgiveness of this loan.

(G) COVENANT COMPLIANCE

Certain of the Company’s debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth. The Company was in compliance with such restrictions as of September 30, 2020.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease costs	$596	$531	$1,788	$1,593
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	632	556	1,994	1,680
Right-of-use asset obtained in exchange for lease liability	(14)	29	(42)	(1)

The following table presents the breakout of the operating leases as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$11,944	$13,482
Other current liabilities	2,086	2,085
Operating lease liabilities	11,159	12,738
Total operating lease liabilities	13,245	14,823
Weighted average remaining lease term	6.6 years	7.3 years
Weighted average discount rate	5.55%	5.54%

At September 30, 2020, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2020	$644
2021	2,474
2022	2,406
2023	2,356
2024	2,373
Thereafter	5,911
Total lease payments	$16,164
Less imputed interest	2,919
Total operating lease liabilities	$13,245

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Goodwill and other intangibles	$(45,302)	$(45,595)
Provision for loan losses	28,636	19,198
Net operating loss carryforwards(1)	26,469	22,607
Accrued expenses, compensation, and other assets	997	1,701
Unrealized gains on other investments	(8,690)	(6,790)
Total deferred tax asset (liability)	2,110	(8,879)
Valuation allowance	(462)	(462)
Deferred tax asset (liability), net	1,648	(9,341)
Taxes receivable	1,639	1,516
Net deferred and other tax assets (liabilities)	$3,287	$(7,825)

(1)

As of September 30, 2020, the Company and its subsidiaries had an estimated $101,627 of net operating loss carryforwards, $1,712 of which expire at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $26,007 as of September 30, 2020.

The components of our tax (provision) benefit for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Current
Federal	$—	$(230)	$—	$(1,099)
State	(83)	(661)	(306)	(1,620)
Deferred
Federal	5,940	(887)	9,239	1,311
State	2,524	1,613	3,550	3,334
Net (provision) benefit for income taxes	$8,381	$(165)	$12,483	$1,926

The following table presents a reconciliation of statutory federal income tax (provision) benefit to consolidated actual income tax (provision) benefit for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Statutory Federal income tax (provision) benefit at 21%	$5,967	$(1,616)	$10,034	$(332)
State and local income taxes, net of federal income tax benefit	1,201	(547)	1,961	(113)
Revaluation of net operating losses	—	876	—	380
Change in state income tax accruals	—	—	—	600
Change in effective state income tax rate	(939)	608	(790)	916
Income attributable to non-controlling interest	522	451	356	451
Non deductible expenses	(211)	—	(1,000)	—
Other	1,841	63	1,922	24
Total income tax (provision) benefit	$8,381	$(165)	$12,483	$1,926

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of September 30, 2020.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2016 through the present are the more significant filings that are open for examination. Currently, the Company is undergoing various examinations covering the years 2016 to 2018.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. A total of 2,210,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,012,816 remained issuable as of September 30, 2020. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At September 30, 2020, 864,350 options on the Company’s common stock were outstanding under the Company’s plans, of which 197,232 options were exercisable. Additionally there were 352,615 unvested shares of the Company’s common stock outstanding and 62,780 unvested restricted share units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.30 per share and $2.98 per share for the nine months ended September 30, 2020 and 2019. The following assumption categories are used to determine the value of any option grants.

	Nine Months Ended September 30,
	2020	2019
Risk free interest rate	1.46%	2.39%
Expected dividend yield	—	0.79
Expected life of option in years(1)	6.25	6.25
Expected volatility(2)	50.18	48.45

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2020 first, second and third quarters and the 2019 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	144,666	$2.14-13.84	$7.23
Granted	449,450	5.21-7.25	6.61
Cancelled	(44,076)	6.55-13.84	9.00
Exercised(1)	—	—	—
Outstanding at December 31, 2019	550,040	2.14-13.53	6.58
Granted	335,773	6.68	6.68
Cancelled	(14,585)	6.55-7.25	6.67
Exercised(1)	—	—	—
Outstanding at March 31, 2020	871,228	2.14-13.53	6.62
Granted	—	—	—
Cancelled	(1,623)	6.55-7.25	6.90
Exercised(1)	—	—	—
Outstanding at June 30, 2020	869,605	2.14-13.53	6.62
Granted	—	—	—
Cancelled	(5,255)	6.55-7.25	6.92
Exercised(1)	—	—	—
Outstanding at September 30, 2020	864,350	$2.14-13.53	$6.61
Options exercisable at September 30, 2020(2)	197,232	2.14-13.53	6.45

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 for the three and nine months ended September 30, 2020 and 2019.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2020 and the related exercise price of the underlying options, was $6,000 for outstanding options and $5,000 for exercisable options as of September 30, 2020. The remaining contractual life was 8.60 years for outstanding options and 7.27 years for exercisable options at September 30, 2020.

The following table presents the activity for the restricted stock programs for the 2020 first, second and third quarters and the 2019 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	190,915	$2.14-5.27	$4.06
Granted	216,148	4.80-7.25	6.59
Cancelled	(3,946)	3.93-6.55	4.97
Vested(1)	(118,238)	2.06-4.80	3.89
Outstanding at December 31, 2019	284,879	3.95-7.25	6.01
Granted	165,674	6.68	6.68
Cancelled	(5,577)	3.95-7.25	6.67
Vested(1)	(81,337)	3.95-6.55	5.41
Outstanding at March 31, 2020	363,639	4.39-7.25	6.44
Granted	—	—	—
Cancelled	(696)	6.55-7.25	6.97
Vested(1)	—	—	—
Outstanding at June 30, 2020	362,943	$4.39-7.25	6.44
Granted	—	—	—
Cancelled	(2,273)	6.55-7.25	6.99
Vested(1)	(8,055)	4.80-5.27	4.97
Outstanding at September 30, 2020(2)	352,615	$4.39-7.25	$6.47

(1)

The aggregate fair value of the restricted stock vested was $25,000 and $579,000 for the three and nine months ended September 30, 2020, and was $0 and $736,000 for the three and nine months ended September 30, 2019.

(2)	The aggregate fair value of the restricted stock was $882,000 as of September 30, 2020. The remaining vesting period was 2.05 years at September 30, 2020.

During the nine months ended September 30, 2020, the Company granted 47,156 restricted stock units that vest on June 19, 2021 with a grant price of $3.16. In addition, during the year ended December 31, 2019, the Company granted 26,040 restricted stock units that vested on June 14, 2020 with a grant price of $4.80. These units have the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A, which was done for 15,624 units. The remaining 10,416 units vested and were settled.

The following table presents the activity for the unvested options outstanding under the plans for the 2020 first, second and third quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	487,262	$2.14-7.25	$6.45
Granted	335,773	6.68	6.68
Cancelled	(14,148)	6.55-7.25	6.68
Vested	(104,939)	6.55	6.55
Outstanding at March 31, 2020	703,948	2.14-7.25	6.21
Granted	—	—	—
Cancelled	(1,422)	6.55-7.25	6.95
Vested	(12,000)	2.22-5.58	4.46
Outstanding at June 30, 2020	690,526	$2.14-7.25	6.61
Granted	—	—	—
Cancelled	(4,631)	6.55-7.25	6.97
Vested	(18,777)	2.61-5.27	4.73
Outstanding at September 30, 2020	667,118	$2.14-7.25	$6.66

The intrinsic value of the options vested was $2,000 and $44,000 for the three and nine months ended September 30, 2020.

(9) SEGMENT REPORTING

The Company has six business segments, which include four lending and two non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states, with the highest concentrations in Texas, Florida, and California at 16%, 10%, and 9% of loans outstanding and with no other states over 9% as of September 30, 2020. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 61%, 20%, and 12% of the segment portfolio as of September 30, 2020. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in swimming pools, roofs, windows, and solar panels, at 28%, 24%, 12%, and 9% of total home improvement loans outstanding, and with no other product lines over 9% as of September 30, 2020. The commercial lending segment focuses on enterprise wide industries, including manufacturing services, and various other industries, in which 54% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of the medallions, taxis, and related assets, of which 90% were in New York City as of September 30, 2020.

In addition, our non-operating segments include RPAC, which is a race car team, and our corporate and other investments segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements. As a result of COVID-19, the current year race season had been suspended from March 15, 2020 through May 17, 2020. As states began to reopen, NASCAR resumed races and expects to complete all races scheduled. Commencing the second quarter 2020, the Bank began issuing loans related to the new strategic partnership business, which is currently included within the corporate and other investment segment due to its small size.

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

The following tables present segment data as of and for the three and nine months ended September 30, 2020 and 2019.

	Consumer Lending					Corp.
Three Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$28,962	$7,218	$1,791	$(909)	$—	$378	$37,440
Total interest expense	3,476	1,655	663	(56)	42	2,604	8,384
Net interest income (loss)	25,486	5,563	1,128	(853)	(42)	(2,226)	29,056
Provision for loan losses	1,812	745	—	37,196	—	(4)	39,749
Net interest income (loss) after loss provision	23,674	4,818	1,128	(38,049)	(42)	(2,222)	(10,693)
Sponsorship and race winnings	—	—	—	—	8,962	—	8,962
Race team related expenses	—	—	—	—	(2,636)	—	(2,636)
Other income (expense), net	(7,246)	(2,700)	(712)	(9,738)	(2,503)	(1,148)	(24,047)
Net income (loss) before taxes	16,428	2,118	416	(47,787)	3,781	(3,370)	(28,414)
Income tax (provision) benefit	(4,201)	(541)	(104)	11,908	(942)	2,261	8,381
Net income (loss)	$12,227	$1,577	$312	$(35,879)	$2,839	$(1,109)	$(20,033)
Balance Sheet Data
Total loans, net	$774,956	$310,691	$68,042	$33,521	$—	$3,334	$1,190,544
Total assets	788,459	321,084	80,247	142,450	40,112	231,923	1,604,275
Total funds borrowed	628,528	255,778	65,906	113,009	8,652	199,312	1,271,185
Selected Financial Ratios
Return on average assets	6.22%	2.06%	1.49%	(85.70)%	31.97%	(8.78)%	(5.69)%
Return on average equity	31.11	10.29	6.82	NM	NM	(54.58)	(29.77)
Interest yield	14.97	9.73	10.51	(5.34)	N/A	N/A	11.23
Net interest margin	13.18	7.50	6.62	(3.89)	N/A	N/A	8.72
Reserve coverage	3.48	1.51	0.00	63.28	N/A	N/A	7.07
Delinquency status(2)	0.52	0.03	2.67	8.31	N/A	N/A	1.07
Charge-off ratio	0.44	0.09	(0.02)	89.89	N/A	N/A	5.36

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending					Corp.
Nine Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$82,525	$19,431	$5,275	$86	$—	$1,253	$108,570
Total interest expense	10,268	4,178	1,937	2,781	122	6,933	26,219
Net interest income (loss)	72,257	15,253	3,338	(2,695)	(122)	(5,680)	82,351
Provision for loan losses	20,705	3,041	—	49,489	—	(4)	73,231
Net interest income (loss) after loss provision	51,552	12,212	3,338	(52,184)	(122)	(5,676)	9,120
Sponsorship and race winnings	—	—	—	—	15,161	—	15,161
Race team related expenses	—	—	—	—	(6,584)	—	(6,584)
Other income (expense), net	(21,115)	(7,002)	(2,191)	(20,603)	(5,726)	(8,842)	(65,479)
Net income (loss) before taxes	30,437	5,210	1,147	(72,787)	2,729	(14,518)	(47,782)
Income tax (provision) benefit	(7,783)	(1,332)	(286)	18,138	(680)	4,426	12,483
Net income (loss)	$22,654	$3,878	$861	$(54,649)	$2,049	$(10,092)	$(35,299)
Balance Sheet Data
Total loans, net	$774,956	$310,691	$68,042	$33,521	$—	$3,334	$1,190,544
Total assets	788,459	321,084	80,247	142,450	40,112	231,923	1,604,275
Total funds borrowed	628,528	255,778	65,906	113,009	8,652	199,312	1,271,185
Selected Financial Ratios
Return on average assets	4.04%	1.84%	1.37%	(38.80)%	8.27%	(5.45)%	(3.43)%
Return on average equity	20.20	9.19	6.56	(192.88)	NM	(22.64)	(17.02)
Interest yield	14.99	9.62	10.58	0.13	N/A	N/A	11.31
Net interest margin	13.13	7.53	6.69	(4.12)	N/A	N/A	8.58
Reserve coverage	3.48	1.51	0.00	63.28	N/A	N/A	7.07
Delinquency status(2)	0.52	0.03	2.67	8.31	N/A	N/A	1.07
Charge-off ratio	1.96	0.44	(0.01)	26.21	N/A	N/A	3.30

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending						Corp.
Three Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$26,147	$5,184	$1,842		$975	$—	$492	$34,640
Total interest expense	3,578	1,309	741		1,935	47	1,615	9,225
Net interest income (loss)	22,569	3,875	1,101		(960)	(47)	(1,123)	25,415
Provision for loan losses	6,744	(629)	364		1,858	—	—	8,337
Net interest income (loss) after loss provision	15,825	4,504	737		(2,818)	(47)	(1,123)	17,078
Sponsorship and race winning	—	—	—		—	7,940	—	7,940
Race team related expenses	—	—	—		—	(2,663)	—	(2,663)
Other income (expense), net	(6,181)	(2,000)	563		(2,762)	(1,784)	(2,591)	(14,755)
Net income (loss) before taxes	9,644	2,504	1,300		(5,580)	3,446	(3,714)	7,600
Income tax (provision) benefit	(2,497)	(648)	(314)		1,345	(831)	2,780	(165)
Net income (loss)	$7,147	$1,856	$986		$(4,235)	$2,615	$(934)	$7,435
Balance Sheet Data
Total loans, net	$690,466	$228,491	$64,646		$112,003	$—	$3,563	$1,099,169
Total assets	702,541	239,991	87,486		226,868	33,134	229,734	1,519,754
Total funds borrowed	559,995	190,871	69,658		180,040	7,758	178,793	1,187,115
Selected Financial Ratios
Return on average assets	4.14%	3.22%	4.49%		(7.26)%	31.13%	(1.54)%	1.31%
Return on average equity	20.69	16.09	22.45		(36.30)	NM	(7.81)	6.81
Interest yield	15.35	9.46	11.09		3.30	N/A	N/A	11.87
Net interest margin	13.25	7.07	6.63		(3.25)	N/A	N/A	8.71
Reserve coverage	2.25	0.97	0.00	(1)	18.22	N/A	N/A	3.77
Delinquency status(2)	0.69	0.11	0.40	(1)	2.41	N/A	N/A	0.73
Charge-off ratio	2.05	0.09	4.93	(3)	5.20	N/A	N/A	2.17

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending						Corp.
Nine Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$72,996	$14,187	$5,359		$2,482	$—	$1,674	$96,698
Total interest expense	9,541	3,252	2,108		5,435	119	5,313	25,768
Net interest income (loss)	63,455	10,935	3,251		(2,953)	(119)	(3,639)	70,930
Provision for loan losses	19,925	733	364		15,374	—	455	36,851
Net interest income (loss) after loss provision	43,530	10,202	2,887		(18,327)	(119)	(4,094)	34,079
Sponsorship and race winning	—	—	—		—	16,008	—	16,008
Race team related expenses	—	—	—		—	(7,211)	—	(7,211)
Other income (expense), net	(17,501)	(5,356)	(532)		(8,106)	(5,298)	(5,822)	(42,615)
Net income (loss) before taxes	26,029	4,846	2,355		(26,433)	3,380	(9,916)	261
Income tax (provision) benefit	(6,741)	(1,255)	(568)		6,375	(815)	4,930	1,926
Net income (loss)	$19,288	$3,591	$1,787		$(20,058)	$2,565	$(4,986)	$2,187
Balance Sheet Data as of September 30, 2019
Total loans, net	$690,466	$228,491	$64,646		$112,003	$—	$3,563	$1,099,169
Total assets	702,541	239,991	87,486		226,868	33,134	229,734	1,519,754
Total funds borrowed	559,995	190,871	69,658		180,040	7,758	178,793	1,187,115
Balance Sheet Data as of December 31, 2019
Total loans, net	$695,257	$244,716	$66,405		$105,022	$—	$3,362	$1,114,762
Total assets	707,377	252,704	84,924		217,483	31,538	247,641	1,541,667
Total funds borrowed	563,805	201,605	68,666		176,825	7,794	150,898	1,169,593
Selected Financial Ratios as of September 30, 2019
Return on average assets	4.01%	2.50%	2.69%		(10.82)%	10.76%	(2.90)%	(0.12)%
Return on average equity	17.42	11.34	13.43		(54.12)	NM	(11.52)	(0.60)
Interest yield	15.45	9.44	11.59		2.50	N/A	N/A	11.68
Net interest margin	13.43	7.27	7.03		(2.97)	N/A	N/A	8.57
Reserve coverage	2.25	0.97	0.00	(1)	18.22	N/A	N/A	3.77
Delinquency status(2)	0.69	0.11	0.40	(1)	2.41	N/A	N/A	0.73
Charge-off ratio	2.30	0.20	1.77	(3)	18.29	N/A	N/A	3.92

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers for either a two- or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year of each five-year term, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. Typically, the contracts with a two-year term will renew for new two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one-year term; however, there is currently one agreement that renews after two years for additional one-year terms and one agreement with a two-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

Employment agreements expire at various dates through 2025, with future minimum payments under these agreements of approximately $12,466,000.

(B) OTHER COMMITMENTS

The Company had no commitments to extend credit or make investments outstanding at September 30, 2020. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors, is an officer of LAX Group, LLC (LAX), one of the Company’s equity investments. Mr. Rudnick receives a salary from LAX of $178,000 per year, which was reduced to $133,000 in the 2020 second quarter, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year-end bonus. In addition, Mr. Rudnick provides consulting services to the Company directly for a monthly retainer of $4,200.

The Company’s subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which it makes an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,405,000 that earns interest at an annual rate of 2% through March 2022, and none of such interest has been paid to date.

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

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2020 and December 31, 2019, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents and federal funds sold(1)	$49,731	$49,731	$67,821	$67,821
Equity investments	10,284	10,284	10,079	10,079
Investment securities	45,991	45,991	48,998	48,998
Loans receivable	1,190,544	1,190,544	1,114,762	1,114,762
Accrued interest receivable(2)	10,590	10,590	8,662	8,662
Financial liabilities
Funds borrowed(3)	1,271,185	1,271,104	1,169,593	1,171,274
Accrued interest payable(2)	3,784	3,784	4,398	4,398

(1)	Categorized as level 1 within the fair value hierarchy. See Note 13.
(2)	Categorized as level 3 within the fair value hierarchy. See Note 13.
(3)	As of September 30, 2020 and December 31, 2019, publicly traded retail notes traded at a discount to par of $81 and a premium to par of $1,681, respectively.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

September 30, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$2,579	$—	$2,579
Available for sale investment securities	—	45,991	—	45,991
Total(1)	$—	$48,570	$—	$48,570

(1)	Total unrealized gain of $1,075, net of tax, was included in accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 related to these assets.

December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale investment securities(1)	$—	$48,998	$—	$48,998
Total	$—	$48,998	$—	$48,998

(1)	Total unrealized gains of $1,081, net of tax, was included in accumulated other comprehensive income (loss) for the year ended December 31, 2019 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.

September 30, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,284	$10,284
Impaired loans	—	—	114,741	114,741
Loan collateral in process of foreclosure	—	—	48,742	48,742
Total	$—	$—	$173,767	$173,767

December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,079	$10,079
Impaired loans	—	—	34,915	34,915
Loan collateral in process of foreclosure	—	—	52,711	52,711
Total	$—	$—	$97,705	$97,705

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

The valuation techniques and significant unobservable inputs used in recurring and non-recurring level 3 fair value measurements of assets and liabilities as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	Fair Value at 9/30/20	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$8,829	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	1,455	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	114,741	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Median transfer price (2)	$0.6 - 108.7
			Collateral value	N/A
Loan collateral in process of foreclosure	48,742	Market approach	Median transfer price (2)	$0.6 - 108.7
			Collateral value (3)	N/A

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

(15) VARIABLE INTEREST ENTITIES

During the 2018 third quarter, the Company determined that Trust III was a VIE. Trust III had been consolidated as a subsidiary of MFC historically, although it should have been consolidated under the variable interest model, since MFC was its primary beneficiary until October 31, 2018. Trust III is a VIE since the key decision-making authority rests in the servicing agreement (where MFC is the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights are considered a variable interest. This conclusion is supported by a qualitative assessment that Trust III does not have sufficient equity at risk. Since the inception of Trust III, MFC had also been party to a limited guaranty which was considered a variable interest because, pursuant to the guaranty, MFC absorbed variability as a result of the on-going performance of the loans in Trust III. As of October 31, 2018, the Company determined that MFC was no longer the primary beneficiary of Trust III and accordingly deconsolidated the VIE, leading to a net gain of $25,325,000 recorded as well as a new promissory note payable by MFC of $1,400,000 issued in settlement of the limited guaranty. See Note 5 for more details. The Company’s interest in Trust III is accounted for as an equity investment and has a value of $0 as of September 30, 2020 and December 31, 2019. In addition, the Company remains the servicer of the assets of Trust III for a fee.

In December 2008, Trust III entered into the DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC, or the DZ loan. The loan, which has an outstanding balance of $86,825,000, currently terminates on November 15, 2020. Borrowings under the DZ loan are collateralized by Trust III’s assets.

(16) SUBSEQUENT EVENTS

 We have evaluated subsequent events that have occurred through the date of financial statement issuance. As of such date, there were no subsequent events that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a finance company whose strategic focus and growth in recent years has been through Medallion Bank (a wholly-owned subsidiary), which originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and trailers, and to finance home improvements. Historically we have had a leading position in originating, acquiring, and servicing loans that finance taxi medallions and various types of commercial businesses.

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17% (19% if there had been no loan sales during 2016, 2017, and 2018). We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. As a result of our change in strategy, as of September 30, 2020, our consumer loans represented 91% of our net loan portfolio, with commercial loans representing 6% and medallion loans representing 3%. Total assets under management, which includes assets serviced for third-party investors, were $1,717,000,000 as of September 30, 2020, and were $1,660,000,000 and $1,649,000,000 as of December 31, 2019 and September 30, 2019, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

We have taken steps to operate through this crisis. For example, in late June our employees returned to work in our New York City offices on a part-time basis in accordance with guidelines issued by New York, while our employees outside New York largely continue to work remotely. While there are elevated risks with our workforce working remotely, we have implemented additional mitigating controls to help reduce such risks. We continue to negotiate with borrowers, lenders and vendors alike as to payment terms and have allowed all borrowers to defer payments up to 180 days. In addition, effective May 11, 2020, we had furloughed approximately 28% of the employees at Medallion Financial Corp. (not including any employees of our consolidated subsidiaries). As of September 30, 2020, 20% of employees at Medallion Financial Corp. (not including any employees of our consolidated subsidiaries) remain on furlough. The Bank temporarily increased its cash levels by increasing its deposits, and in order to take advantage of the current lower interest rates. MCI drew on its remaining unfunded commitments and received a commitment from the SBA for $25,000,000 in debenture financing with a ten-year term. RPAC received $747,000 under the Paycheck Protection Program in the second quarter, and has not yet applied for forgiveness, but expects to do so. We continue to explore programs offered by the federal government for potential relief as a result of COVID-19.

At March 31, 2020 and then again at June 30, 2020, we increased our allowance for loan losses on consumer loans, and continue to monitor our loan portfolios as market conditions change. In addition, we determined that anticipated payment activity on our medallion portfolio was impossible to quantify upon exit of the deferral moratorium, and therefore deemed all such loans as impaired. As a result, all medallion loans were written down to collateral value of $90,300 for New York City medallions along with write downs in most other markets, leading to an increased provision for loans losses of $24,749,000 during the 2020 third quarter. In addition, in March 2020, we adjusted our payment policies and procedures, and created a program to support our borrowers during the pandemic. We have been negotiating payment terms with our borrowers, and allowed them to defer payments up to 180 days. As of September 30, 2020, there were no medallion loans on deferral and only minimal consumer loans still on deferral. The level of potential loans 90 days or more past due would have likely resulted in increased charge-offs on the medallion loan portfolio had they not been granted. The ultimate outcome of the deferral program continues to remain to be seen.  If the program is not effective in mitigating the effect of COVID-19 on our borrowers’ ability to fulfill their loan obligations, it will adversely affect our business, results of operations, financial condition and cash flows more substantially over a longer period of time. The effects of the pandemic on us could be exacerbated given that our business model is largely consumer-directed and the pandemic, and preventative measures taken to contain or mitigate the pandemic, had and may increasingly have significant negative effects on consumer discretionary spending.

Lastly, substantially all our medallion loans are concentrated in New York City. As a result of the COVID-19 pandemic, in March 2020, the Governor of New York State declared states of emergency for both the State and City of New York, and, since March 2020, economic activity generally and taxi ridership in particular have decreased dramatically in New York City. Despite New York City’s phased reopening plan, there has not been a substantial increase in ridership and gross meter fares. The extent to which the COVID-19 pandemic will continue to adversely affect New York City taxi medallion owners and, by extension, our medallion loans and related assets will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities, and the direct and indirect impact of the pandemic on taxi medallion owners and the behaviors of people who have historically taken taxis. Since March 31, 2020, payments on medallion loans have decreased significantly compared to the payments during the first quarter of 2020 and in prior periods. We are actively engaged with many borrowers about modifying their loan agreements. Accordingly, as described above, we have impaired all of our medallion loans, and established loan loss reserves at the collateral value, net of liquidation costs, which for the New York City market declined from $119,500 as of June 30, 2020 to $90,300 as of September 30, 2020. We will continue to monitor our medallion loan portfolio, which may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition. Refer to “Item 1A. Risk Factors” for more details.

Average Balances and Rates

The following table shows the Company’s consolidated average balance sheet, interest income and expense and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$75,877	$32	0.17%	$36,070	$145	1.59%
Investment securities	46,712	206	1.75	44,896	303	2.68
Loans
Recreation	769,463	28,962	14.97	675,973	26,147	15.35
Home improvement	295,040	7,218	9.73	217,510	5,184	9.46
Commercial	71,143	1,931	10.80	65,896	1,886	11.36
Medallion	67,730	(909)	(5.34)	117,160	975	3.30
Strategic partnership	5	—	—	—	—	—
Total loans	1,203,381	37,202	12.30	1,076,539	34,192	12.60
Total interest-earning assets	1,325,970	37,440	11.23	1,157,505	34,640	11.87
Non-interest-earning assets
Cash	15,843			27,380
Equity investments	10,363			9,960
Loan collateral in process of foreclosure(1)	49,586			52,962
Goodwill and intangible assets	202,437			203,882
Income tax receivable	226			—
Other assets	52,536			50,026
Total non-interest-earning assets	330,991			344,210
Total assets	$1,656,961			$1,501,715
Interest-bearing liabilities
Deposits	$1,092,647	$5,454	1.99%	$947,521	$6,003	2.51%
SBA debentures and borrowings	73,947	674	3.63	75,073	741	3.92
Retail and privately placed notes	69,625	1,683	9.62	66,592	1,618	9.64
Notes payable to banks	31,935	327	4.07	38,259	436	4.52
Preferred securities	33,000	205	2.47	33,000	380	4.57
Other borrowings	8,633	41	1.89	8,737	47	2.13
Total interest-bearing liabilities	1,309,787	8,384	2.55	1,169,182	9,225	3.13
Non-interest-bearing liabilities
Deferred tax liability	3,803			6,114
Other liabilities(2)	27,599			36,760
Total non-interest-bearing liabilities	31,402			42,874
Total liabilities	1,341,189			1,212,056
Non-controlling interest	71,887			28,423
Total stockholders’ equity	243,885			261,236
Total liabilities and stockholders' equity	$1,656,961			$1,501,715
Net interest income		$29,056			$25,415
Net interest margin			8.72%			8.71%

(1)

Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $9,701 and $6,091 as of September 30, 2020 and 2019.

(2)	Includes deferred financing costs of $4,795 as of September 30, 2020.

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$73,620	$151	0.27%	$34,464	$443	1.72%
Investment securities	46,963	788	2.24	44,630	993	2.97
Loans
Recreation	735,228	82,525	14.99	631,754	72,996	15.45
Home improvement	269,671	19,431	9.62	201,024	14,187	9.44
Commercial	69,948	5,589	10.67	61,818	5,597	12.11
Medallion	87,271	86	0.13	132,799	2,482	2.50
Strategic partnership	7	—	—	—	—	—
Total loans	1,162,125	107,631	12.37	1,027,395	95,262	12.40
Total interest-earning assets	1,282,708	108,570	11.31	1,106,489	96,698	11.68
Non-interest-earning assets
Cash	16,268			33,453
Equity investments	10,498			9,460
Loan collateral in process of foreclosure(1)	49,774			51,587
Goodwill and intangible assets	202,799			204,244
Deferred tax asset	132			—
Other assets	49,511			46,162
Total non-interest-earning assets	328,982			344,906
Total assets	$1,611,690			$1,451,395
Interest-bearing liabilities
Deposits	$1,039,153	$17,315	2.23%	$898,188	$16,409	2.44%
SBA debentures and borrowings	72,659	2,016	3.71	77,647	2,261	3.89
Retail and privately placed notes	69,625	5,049	9.69	55,757	4,106	9.85
Notes payable to banks	32,468	951	3.91	48,999	1,703	4.65
Preferred securities	33,000	766	3.10	33,000	1,170	4.74
Other borrowings	8,148	122	2.00	8,102	119	1.96
Total interest-bearing liabilities	1,255,053	26,219	2.79	1,121,693	25,768	3.07
Non-interest-bearing liabilities
Deferred tax liability	5,978			6,721
Other liabilities(2)	26,955			32,678
Total non-interest-bearing liabilities	32,933			39,399
Total liabilities	1,287,986			1,161,092
Non-controlling interest	71,321			27,800
Total stockholders’ equity	252,383			262,503
Total liabilities and stockholders' equity	$1,611,690			$1,451,395
Net interest income		$82,351			$70,930
Net interest margin			8.58%			8.57%

(1)

Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $9,701 and $6,091 as of September 30, 2020 and 2019.

(2)	Includes deferred financing costs of $4,795 as of September 30, 2020.

During the quarter, our net loans receivable had a yield of 12.30% (compared to 12.60% in the prior year’s third quarter), mainly driven by the decline in the average yield on recreation loans, which had been driven by the increase in the reserves as a result of COVID-19 as well as lower interest due to deferrals granted. In addition, there had been decline in yield in both the commercial (also due to interest deferrals) and the medallion portfolios (due to the deferrals and all loans being deemed impaired as of September 30, 2020 and placed on non-accrual) which was slightly offset by the increased yield in the home improvement portfolio that also continued to grow. The debt, mainly certificates of deposit, helps fund the growing consumer loan business and as the market rates have decreased, so has the average cost of borrowings. For the nine months ended September 30, 2020, our net loans receivable had an interest yield of 12.37% (largely consistent with the 12.40% for the nine months ended September 30, 2019) due to the slight declines in most of our loan portfolios offset by the increase in home improvement loans. The debt yield decreased between the nine months ended September 30, 2020 and 2019 driven by the certificates of deposit that help fund the growing consumer loan business and the overall declines seen in the market.

Rate/Volume Analysis

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the period indicated.

	Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$160	$(273)	$(113)	$(44)	$60	$16
Investment securities	12	(109)	(97)	(6)	17	11
Loans
Recreation	3,616	(801)	2,815	2,933	(786)	2,147
Home improvement	1,848	186	2,034	549	667	1,216
Commercial	150	(106)	44	(441)	(310)	(751)
Medallion	(182)	(1,701)	(1,883)	(1,084)	(67)	(1,151)
Strategic partnerships	—	—	—	—	—	—
Total loans	5,432	(2,422)	3,010	1,957	(496)	1,461
Total interest-earning assets	5,604	(2,804)	2,800	1,907	(419)	1,488
Interest-bearing liabilities
Deposits	$919	$(1,468)	$(549)	$58	$881	$939
DZ loan	—	—	—	(501)	(500)	(1,001)
SBA debentures and borrowings	(12)	(55)	(67)	(36)	9	(27)
Retail and privately placed notes	74	(9)	65	801	(58)	743
Notes payable to banks	(66)	(43)	(109)	(357)	31	(326)
Preferred securities	—	(175)	(175)	—	5	5
Other borrowings	(1)	(5)	(6)	6	—	6
Total interest-bearing liabilities	914	(1,755)	(841)	(29)	368	339
Net	$4,690	$(1,049)	$3,641	$1,936	$(787)	$1,149

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$485	$(778)	$(293)	$(189)	$124	$(65)
Investment securities	56	(260)	(204)	(10)	138	128
Loans
Recreation	12,149	(2,620)	9,529	6,096	(2,051)	4,045
Home improvement	4,892	351	5,243	1,065	418	1,483
Commercial	779	(787)	(8)	(1,690)	(628)	(2,318)
Medallion	(807)	(1,588)	(2,395)	(2,406)	(972)	(3,378)
Strategic partnerships	—	—	—	—	—	—
Total loans	17,013	(4,644)	12,369	3,065	(3,233)	(168)
Total interest-earning assets	17,554	(5,682)	11,872	2,866	(2,971)	(105)
Interest-bearing liabilities
Deposits	$2,677	$(1,771)	$906	$(111)	$2,290	$2,179
DZ loan	—	—	—	(1,106)	(1,020)	(2,126)
SBA debentures and borrowings	(138)	(107)	(245)	(59)	19	(40)
Retail and privately placed notes	1,024	(80)	944	1,593	(111)	1,482
Notes payable to banks	(480)	(271)	(751)	(695)	98	(597)
Preferred securities	—	(404)	(404)	—	57	57
Other borrowings	2	—	2	(4)	3	(1)
Total interest-bearing liabilities	3,085	(2,633)	452	(382)	1,336	954
Net	$14,469	$(3,049)	$11,420	$3,248	$(4,307)	$(1,059)

During the three months ended September 30, 2020, the increase in the interest earnings assets was mainly driven by the increase in volume in consumer loans even as the rates declined. The debt change similarly was driven by the increase in the borrowings even as the borrowing rates declined. For the nine months ended September 30, 2020, the change in the interest earnings assets was also driven by the continued volume increase for the consumer loans even as the rates declined. As a result of the increase in consumer loans, total borrowings similarly increased, mainly driven by the deposits, which are used to help fund consumer loans, along with privately placed notes.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The tables above shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2020 and 2019.

We continue to seek SBA funding through Medallion Capital, Inc., or Medallion Capital, to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25,000,000 commitment from the SBA. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2020 and 2019, short-term adjustable rate debt constituted 4% and 5% of total debt.

Loans

The gross loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. During the three and nine months ended September 30, 2020, there was continued growth in the consumer lending segments, which was partly offset by the charge-offs during the periods, the continuing of loans aged over 120 days transferred to loan collateral in process of foreclosure and payments received from borrowers. In addition, there was a continued increase in charge-offs and loans transferred for the medallion segment as a result of the COVID-19 pandemic.

Three Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594
Loan originations	73,534	62,515	900	—	142	137,091
Principal payments, sales, and maturities	(54,161)	(29,312)	(1,318)	(401)	(143)	(85,335)
Charge-offs, net	(850)	(65)	3	(15,304)	—	(16,216)
Transfer to loan collateral in process of foreclosure, net	(2,833)	—	—	(10,590)	—	(13,423)
Amortization of origination costs	(2,093)	509	2	(99)	—	(1,681)
Amortization of loan premium	(49)	(81)	—	(763)	—	(893)
FASB origination costs	2,605	(196)	-	2	—	2,411
Paid-in-kind interest	—	—	306	—	—	306
Transfer to other foreclosed property	—	—	—	(1,800)	—	(1,800)
Gross loans – September 30, 2020	$802,938	$315,442	$71,369	$91,298	$7	$1,281,054

Nine Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	249,383	140,693	6,075	—	295	396,446
Principal payments, sales, and maturities	(140,688)	(72,034)	(5,422)	(4,180)	(288)	(222,612)
Charge-offs, net	(10,796)	(897)	3	(17,124)	—	(28,814)
Transfer to loan collateral in process of foreclosure, net	(10,615)	—	—	(14,934)	—	(25,549)
Amortization of origination costs	(5,853)	1,406	6	(131)	—	(4,572)
Amortization of loan premium	(152)	(248)	—	(1,001)	—	(1,401)
FASB origination costs	8,327	(802)	—	36	—	7,561
Paid-in-kind interest	—	—	940	—	—	940
Transfer to other foreclosed property	—	—	—	(1,800)	—	(1,800)
Gross loans – September 30, 2020	$802,938	$315,442	$71,369	$91,298	$7	$1,281,054

Three Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – June 30, 2019	$668,540	$209,549	$64,442	$145,944	$1,088,475
Loan originations	82,662	42,641	4,750	—	130,053
Principal payments, sales, and maturities	(39,068)	(21,096)	(375)	(4,013)	(64,552)
Charge-offs, net	(3,489)	(51)	(819)	(1,535)	(5,894)
Transfer to loan collateral in process of foreclosure, net	(3,429)	—	—	(3,005)	(6,434)
Amortization of origination costs	(1,723)	367	2	(10)	(1,364)
Amortization of loan premium	(59)	(107)	—	(547)	(713)
FASB origination costs	2,959	(577)	(3)	120	2,499
Paid-in-kind interest	—	—	212	—	212
Gross loans – September 30, 2019	$706,393	$230,726	$68,209	$136,954	$1,142,282

Nine Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	248,989	102,821	14,520	—	366,330
Principal payments, sales, and maturities	(112,208)	(54,168)	(10,180)	(10,612)	(187,168)
Charge-offs, net	(10,853)	(295)	(819)	(18,166)	(30,133)
Transfer to loan collateral in process of foreclosure, net	(10,311)	—	—	(15,573)	(25,884)
Amortization of origination costs	(4,743)	1,060	32	(102)	(3,753)
Amortization of loan premium	(195)	(327)	—	(2,364)	(2,886)
FASB origination costs	8,676	(1,520)	(64)	165	7,257
Paid-in-kind interest	—	—	637	—	637
Gross loans – September 30, 2019	$706,393	$230,726	$68,209	$136,954	$1,142,282

Provision and Allowance for Loan Loss

During the three months ended September 30, 2020, New York City taxi medallion values decreased to a net realizable value of $90,300, compared to $119,500 at June 30, 2020, along with a decline in taxi medallion values in a majority of the other markets as a result of the decrease in the median transfer price and also all loans being deemed impaired in the quarter mainly due to the current COVID-19 pandemic, whereas the New York City taxi medallion values and the other markets remained constant for the three months ended September 30, 2019. In addition, during the three months ended September 30, 2020, almost all loans previously deferred for the consumer and medallion portfolios were no longer on deferral, leading to an increase in loans continuing to age 90 days or 120 days or more, which are reserved and charged-down to their collateral value.

During the nine months ended September 30, 2020, the New York City taxi medallion values decreased to a net realizable value of $90,300, compared to $167,000 at December 31, 2019 and all medallion loans were deemed impaired, leading to a net increase in reserves of $24,749. In addition, due to the potential impact of COVID-19, during the nine months ended September 30, 2020, the consumer loan reserve percentages increased 25-100 basis points. For the nine months ended September 30, 2019, the New York City medallion values declined to a net realizable value of $169,500 from $181,000 at December 31, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Allowance for loan losses – beginning balance	$66,977	$40,670	$46,093	$36,395
Charge-offs
Recreation	(3,595)	(5,444)	(17,546)	(16,366)
Home improvement	(643)	(568)	(2,202)	(1,655)
Commercial	—	(819)	—	(819)
Medallion	(15,448)	(2,378)	(19,146)	(20,408)
Total charge-offs	(19,686)	(9,209)	(38,894)	(39,248)
Recoveries
Recreation	2,745	1,955	6,750	5,513
Home improvement	578	517	1,304	1,360
Commercial	3	—	3	—
Medallion	144	843	2,023	2,242
Total recoveries	3,470	3,315	10,080	9,115
Net charge-offs(1)	(16,216)	(5,894)	(28,814)	(30,133)
Provision for loan losses	39,749	8,337	73,231	36,851
Allowance for loan losses – ending balance(2) (3)	$90,510	$43,113	$90,510	$43,113

(1)

As of September 30, 2020, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $268,745, representing collection opportunities for the Company.

(2)

As of September 30, 2020, the general reserves previously recorded for the Company’s medallion loan portfolio had been reversed as all loans had been deemed impaired and written down to collateral value.

(3)	As of September 30, 2020, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of September 30, 2020 and December 31, 2019.

September 30, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$27,982	31%	3.48%
Home Improvement	4,751	5	1.51
Commercial	—	—	—
Medallion	57,777	64	63.28
Total	$90,510	100%	7.07%

December 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category
Recreation	$18,075	39%	2.53%
Home Improvement	2,608	6	1.05
Commercial	—	—	—
Medallion	25,410	55	19.48
Total	$46,093	100%	3.97%

As of September 30, 2020, there was an increase in the allowance for loan losses related to the recreation and home improvement loan portfolios as compared to December 31, 2019. This change was due to the increase in the reserve ratios due to the current economic conditions as a result of COVID-19, along with the increase in loans originated during the quarter. In addition, the medallion reserves increased due to the decline in the New York City taxi market and other markets, along with all medallion loans being deemed impaired.

We generally follow a practice of discontinuing the accrual of interest income on our loans that are in arrears as to payments for a period of 90 days or more. We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances. A loan is considered to be delinquent if the borrower fails to make a payment on time; however, during the course of discussion on delinquent status, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. For loan modifications, the loan will only be returned to accrual status if all past due interest and principal payments are brought fully current. For credit that is collateral based, we evaluate the anticipated net residual value we would receive upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure. For credit that is cash flow-based, we assess our collateral position, and evaluate most of these relationships as ongoing businesses, expecting to locate and install a new operator to run the business and reduce the debt. We cannot predict the ultimate impact that the ongoing COVID-19 pandemic will have on the loan portfolios due to the greater than typical uncertainty surrounding COVID-19 and its related significant negative effects on the economy and financial markets.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Recreation	$4,074	0.3%	$3,365	0.3%	$5,225	0.5%	$5,800	0.5%	$4,431	0.4%
Home improvement	102	0.0	137	0.0	220	0.0	184	0.0	228	0.0
Commercial	1,902	0.2	107	0.0	107	0.0	107	0.0	276	0.0
Medallion	7,325	0.6	11,967	1.0	1,462	0.1	2,572	0.2	3,188	0.3
Total loans 90 days or more past due	$13,403	1.1%	$15,576	1.3%	$7,014	0.6%	$8,663	0.7%	$8,123	0.7%

(1)	Percentages are calculated against the total loan portfolio.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 316%, 190%, and 202% as of September 30, 2020, December 31, 2019, and September 30, 2019.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three and nine months ended September 30, 2020 and 2019.

Three Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375
Transfer from loans, net	2,833	10,611	13,444
Sales	(1,697)	—	(1,697)
Cash payments received	—	(428)	(428)
Collateral valuation adjustments	(1,395)	(8,557)	(9,952)
Loan collateral in process of foreclosure – September 30, 2020	$999	$47,743	$48,742

Nine Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	10,615	14,954	25,569
Sales	(5,684)	(300)	(5,984)
Cash payments received	—	(2,319)	(2,319)
Collateral valuation adjustments	(5,408)	(15,827)	(21,235)
Loan collateral in process of foreclosure – September 30, 2020	$999	$47,743	$48,742

Three Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2019	$955	$51,413	$52,368
Transfer from loans, net	3,429	3,005	6,434
Sales	(1,604)	(387)	(1,991)
Cash payments received	—	(1,556)	(1,556)
Collateral valuation adjustments	(1,603)	(113)	(1,716)
Loan collateral in process of foreclosure – September 30, 2019	$1,177	$52,362	$53,539

Nine Months Ended September 30, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	10,311	15,573	25,884
Sales	(5,715)	(899)	(6,614)
Cash payments received	—	(6,100)	(6,100)
Collateral valuation adjustments	(4,922)	(4,204)	(9,126)
Loan collateral in process of foreclosure – September 30, 2019	$1,177	$52,362	$53,539

SEGMENT RESULTS

We manage our financial results under four operating segments: recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments: RPAC and corporate and other investments. All results are for the three and nine months ended September 30, 2020 and 2019.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 77% and 75% of our interest income for the three months ended September 30, 2020 and 2019, and accounted for 76% and 75% of our interest income for the nine months ended September 30, 2020 and 2019. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 61% of the portfolio, boat loans making up 20% of the portfolio, and trailer loans 12% as of September 30, 2020, compared to 62%, 18% and 12% as of September 30, 2019. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 17%, 10%, and 9% of loans outstanding, compared to 17%, 10%, and 10% as of September 30, 2019, and with no other states over 9%.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Total interest income	$28,962	$26,147	$82,525	$72,996
Total interest expense	3,476	3,578	10,268	9,541
Net interest income	25,486	22,569	72,257	63,455
Provision for loan losses	1,812	6,744	20,705	19,925
Net interest income after loss provision	23,674	15,825	51,552	43,530
Other income (expense), net	(7,246)	(6,181)	(21,115)	(17,501)
Net income before taxes	16,428	9,644	30,437	26,029
Income tax provision	(4,201)	(2,497)	(7,783)	(6,741)
Net income after taxes	$12,227	$7,147	$22,654	$19,288
Balance Sheet Data
Total loans, gross			$802,938	$706,393
Total loan allowance			27,982	15,927
Total loans, net			774,956	690,466
Total assets			788,459	702,541
Total borrowings			628,528	559,995
Selected Financial Ratios
Return on average assets	6.22%	4.14%	4.04%	4.01%
Return on average equity	31.11	20.69	20.20	17.42
Interest yield	14.97	15.35	14.99	15.45
Net interest margin	13.18	13.25	13.13	13.43
Reserve coverage	3.48	2.25	3.48	2.25
Delinquency status(1)	0.52	0.69	0.52	0.69
Charge-off %	0.44	2.05	1.96	2.30

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in swimming pools, roofs, windows, and solar panels at 28%, 24%, 12%, and 9% of total loans outstanding as of September 30, 2020, as compared to 25%, 20%, 13%, and 13% as of September 30, 2019, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Florida, and Ohio at 11%, 11%, and 10% of loans outstanding September 30, 2020, compared to 12%, 10%, and 11% as of September 30, 2019, and with no other states over 10%.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Total interest income	$7,218	$5,184	$19,431	$14,187
Total interest expense	1,655	1,309	4,178	3,252
Net interest income	5,563	3,875	15,253	10,935
Provision for loan losses	745	(629)	3,041	733
Net interest income after loss provision	4,818	4,504	12,212	10,202
Other income (expense), net	(2,700)	(2,000)	(7,002)	(5,356)
Net income before taxes	2,118	2,504	5,210	4,846
Income tax provision	(541)	(648)	(1,332)	(1,255)
Net income after taxes	$1,577	$1,856	$3,878	$3,591
Balance Sheet Data
Total loans, gross			$315,442	$230,726
Total loan allowance			4,751	2,235
Total loans, net			310,691	228,491
Total assets			321,084	239,991
Total borrowings			255,778	190,871
Selected Financial Ratios
Return on average assets	2.06%	3.22%	1.84%	2.50%
Return on average equity	10.29	16.09	9.19	11.34
Interest yield	9.73	9.46	9.62	9.44
Net interest margin	7.50	7.07	7.53	7.27
Reserve coverage	1.51	0.97	1.51	0.97
Delinquency status(1)	0.03	0.11	0.03	0.11
Charge-off %	0.09	0.09	0.44	0.20

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 54% of which are located in the Midwest region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically included an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and professional, scientific, and technical services, making up 56% and 13% of the loans outstanding as of September 30, 2020, compared to 58% and 14% as of September 30, 2019.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2020 and 2019. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Total interest income	$1,791	$1,842	$5,275	$5,359
Total interest expense	663	741	1,937	2,108
Net interest income	1,128	1,101	3,338	3,251
Provision for loan losses	—	364	—	364
Net interest income after loss provision	1,128	737	3,338	2,887
Other income (expense), net	(712)	563	(2,191)	(532)
Net income before taxes	416	1,300	1,147	2,355
Income tax provision	(104)	(314)	(286)	(568)
Net income after taxes	$312	$986	$861	$1,787
Balance Sheet Data
Total loans, gross			$68,042	$64,646
Total loan allowance			—	—
Total loans, net			68,042	64,646
Total assets			80,247	87,486
Total borrowings			65,906	69,658
Selected Financial Ratios
Return on average assets	1.49%	4.49%	1.37%	2.69%
Return on average equity	6.82	22.45	6.56	13.43
Interest yield	10.51	11.09	10.58	11.59
Net interest margin	6.62	6.63	6.69	7.03
Reserve coverage(1)	0.00	0.00	0.00	0.00
Delinquency status(1) (2)	2.67	0.40	2.67	0.40
Charge-off %(3)	(0.02)	4.93	(0.01)	1.77

(1)	Ratio is based off of total commercial balances, and relates solely to the legacy commercial loan balances.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	September 30, 2020		September 30, 2019
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
Michigan	$10,419	15%	$10,304	16%
Illinois	9,454	14	5,349	8
Minnesota	5,713	8	9,445	15
Texas	5,557	8	3,258	5
North Carolina	5,348	8	5,250	8
California	4,989	7	4,985	8
Other(1)	26,562	40	26,055	40
Total	$68,042	100%	$64,646	100%

(1)	Includes nine other states, which were all under 6% as of September 30, 2020, and nine other states, all under 8% as of September 30, 2019.

Medallion Lending

The medallion lending segment operates mainly in the New York City, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services. During the three and nine months ended September 30, 2020, taxi medallion values declined in the New York City market as well as other markets. We continued to experience a decline in interest income due to all loans being placed on nonaccrual as of September 30, 2020, and by removing underperforming loans from the portfolio by transferring them to loan collateral in process of foreclosure with charge-offs to collateral value. In addition, as a result of these changes, mainly due to the current COVID-19 pandemic, during the three months ended September 30, 2020, we recognized an additional net loss of $33,307,000 due to reserves and write-down of collateral related to the loans in process of foreclosure. All the loans are secured by the medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Total interest income	$(909)	$975	$86	$2,482
Total interest expense	(56)	1,935	2,781	5,435
Net interest loss	(853)	(960)	(2,695)	(2,953)
Provision for loan losses	37,196	1,858	49,489	15,374
Net interest loss after loss provision	(38,049)	(2,818)	(52,184)	(18,327)
Other income (expense), net	(9,738)	(2,762)	(20,603)	(8,106)
Net loss before taxes	(47,787)	(5,580)	(72,787)	(26,433)
Income tax benefit	11,908	1,345	18,138	6,375
Net loss after taxes	$(35,879)	$(4,235)	$(54,649)	$(20,058)
Balance Sheet Data
Total loans, gross			$91,298	$136,954
Total loan allowance			57,777	24,951
Total loans, net			33,521	112,003
Total assets			142,450	226,868
Total borrowings			113,009	180,040
Selected Financial Ratios
Return on average assets	(85.70)%	(7.26)%	(38.80)%	(10.82)%
Return on average equity	NM	(36.30)	(192.88)	(54.12)
Interest yield	(5.34)	3.30	0.13	2.50
Net interest margin	(3.89)	(3.25)	(4.12)	(2.97)
Reserve coverage	63.28	18.22	63.28	18.22
Delinquency status(1)	8.31	2.41	8.31	2.41
Charge-off %	89.89	5.20	26.21	18.29

(1)	Loans 90 days or more past due.

	September 30, 2020		September 30, 2019
Geographic Concentration (dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$82,014	90%	$120,656	88%
Newark	8,561	9	15,293	11
Chicago	450	1	514	1
All Other	273	—	491	—
Total	$91,298	100%	$136,954	100%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winning activity over the ten month race season (February through November) during the year. As a result of COVID-19, the current year race season had been suspended from March 15, 2020 through May 17, 2020. As states began to reopen, NASCAR began racing and intends to complete all races on a revised schedule.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Sponsorship, race winnings, and other income	$8,962	$7,940	$15,161	$16,008
Race team and other expenses	5,139	4,447	12,310	12,509
Interest expense	42	47	122	119
Total expenses	5,181	4,494	12,432	12,628
Net income (loss) before taxes	3,781	3,446	2,729	3,380
Income tax (provision)	(942)	(831)	(680)	(815)
Net income (loss) after taxes	$2,839	$2,615	$2,049	$2,565
Balance Sheet Data
Total assets			$40,112	$33,134
Total borrowings			8,652	7,758
Selected Financial Ratios
Return on average assets	31.97%	31.13%	8.27%	10.76%
Return on average equity	NM	NM	NM	NM

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities, our legacy commercial business, and other assets, liabilities, revenues, and expenses not allocated to the operating segments. Commencing with the second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment, for a total of $7,000 in net loans as of September 30, 2020. This segment also reflects the elimination of all intercompany activity among the consolidated entities.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Selected Earnings Data
Total interest income	$378	$492	$1,253	$1,674
Total interest expense	2,604	1,615	6,933	5,313
Net interest loss	(2,226)	(1,123)	(5,680)	(3,639)
Provision for loan losses	(4)	—	(4)	455
Net interest loss after loss provision	(2,222)	(1,123)	(5,676)	(4,094)
Other income (expense), net	(1,148)	(2,591)	(8,842)	(5,822)
Net loss before taxes	(3,370)	(3,714)	(14,518)	(9,916)
Income tax benefit	2,261	2,780	4,426	4,930
Net loss after taxes	$(1,109)	$(934)	$(10,092)	$(4,986)
Balance Sheet Data
Total loans, gross			$3,334	$3,563
Total loan allowance			—	—
Total loans, net			3,334	3,563
Total assets			231,923	229,734
Total borrowings			199,312	178,793
Selected Financial Ratios
Return on average assets	(8.78)%	(1.54)%	(5.45)%	(2.90)%
Return on average equity	(54.58)	(7.81)	(22.64)	(11.52)

SELECTED FINANCIAL DATA

Summary Consolidated Financial Data

You should read the consolidated financial information below with the consolidated financial statements and accompanying notes thereto included in this report.

(Dollars in thousands, except per share data)	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019
Statement of operations
Net interest income	$29,056	$25,415
Provision for loan losses	39,749	8,337
Other income (expense), net	(17,721)	(9,478)
Net income (loss) before income taxes	(28,414)	7,600
Income tax (provision) benefit	8,381	(165)
Less: income attributable to the non-controlling interest	3,597	2,460
Net income (loss)	$(23,630)	$4,975
Per share data
Net income (loss) per diluted share	$(0.97)	$0.20
Distributions per share	0.00	0.00
Weighted average common shares outstanding
Diluted	24,461,488	24,607,167

Balance sheet data	September 30, 2020	September 30, 2019
Net loans receivable	$1,190,544	$1,190,544
Total assets	1,604,275	1,604,275
Total borrowings(1)	1,271,185	1,271,185
Total liabilities	1,307,068	1,307,068
Total equity(2)	297,207	297,207

Selected financial ratios	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019
Return on average assets (ROA)	(5.69)%	1.31%
Return on average equity (ROE)	(29.77)	6.81
Dividend payout ratio	—	—
Net interest margin	8.72	8.71
Other income ratio(3)	0.29	3.04
Total expense ratio(4)	5.61	9.51
Equity to assets(2)	18.53	19.27
Debt to equity (1)	4.28	4.05
Loans receivable to assets	74%	72%
Net charge-offs	$(16,216)	$(5,894)
Net charge-offs as a % of average loans receivable	5.36%	2.17%
Allowance coverage ratio	7.07	3.77

(1)	Excludes the $4,795 related to deferred financing costs as of September 30, 2020.
(2)	Includes $72,740 and $29,304 related to non-controlling interests in consolidated subsidiaries as of September 30, 2020 and September 30, 2019.
(3)	Other income ratio represents other income divided by average interest earning assets.
(4)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

(Dollars in thousands, except per share data)	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Statement of operations
Net interest income	$82,351	$70,930
Provision for loan losses	73,231	36,851
Other income (expense), net	(56,902)	(33,818)
Net income (loss) before income taxes	(47,782)	261
Income tax benefit	12,483	1,926
Less: income attributable to the non-controlling interest	5,951	3,484
Net loss	$(41,250)	$(1,297)
Per share data
Net loss per diluted share	$(1.69)	$(0.05)
Distributions per share	0.00	0.00
Weighted average common shares outstanding
Diluted	24,440,067	24,336,677

	September 30, 2020	September 30, 2019
Balance sheet data
Net loan receivable	$1,190,544	$1,099,169
Total assets	1,604,275	1,519,754
Total borrowings(1)	1,271,185	1,187,115
Total liabilities	1,307,068	1,226,964
Total equity(2)	297,207	292,790

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Selected financial ratios
Return on average assets (ROA)	(3.43)%	(0.12)%
Return on average equity (ROE)	(17.02)	(0.60)
Dividend payout ratio	—	—
Net interest margin	8.58	8.57
Other income ratio(2)	(0.29)	2.10
Total expense ratio(3)	7.07	9.07
Equity to assets(1)	18.53	19.27
Debt to equity	4.28	4.05
Loans receivable to assets	74%	74%
Net charge-offs	$(28,814)	$(30,133)
Net charge-offs as a % of average loan receivable	3.30%	3.92%
Allowance coverage ratio	7.07	3.77

(1)	Excludes the $4,795 related to deferred financing costs as of September 30, 2020.
(2)	Includes $72,740 and $29,304 related to non-controlling interests in consolidated subsidiaries as of September 30, 2020 and September 30, 2019.
(3)	Other income ratio represents other income divided by average interest earning assets, and includes the gain on extinguishment of debt of $4,145 for the nine months ended September 30, 2019.
(4)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

Consolidated Results of Operations

2020 Three and Nine Months compared to the 2019 Three and Nine Months

Net loss attributable to stockholders was $23,630,000, or $0.97 per share, and $41,250,000, or $1.69 per share, for the three and nine months ended September 30, 2020, compared to net income attributable to stockholders of $4,975,000, or $0.20 per share, and net loss attributable to stockholders of $1,297,000, or $0.05 per share, for the three and nine months ended September 30, 2019.

Total interest income was $37,440,000 for the three months ended September 30, 2020, compared to $34,640,000 for the three months ended September 30, 2019. The increase in interest income reflected the continued growth in the consumer lending segments, which was partially offset by contraction in the medallion lending segment, higher premium amortizations, and interest reserves taken. For the nine months ended September 30, 2020, total interest income was $108,570,000, compared to $96,698,000 for the nine months ended September 30, 2019, similarly reflective of growth in the consumer lending segments, and was partially offset by contraction in the medallion lending segment and greater premium amortizations. The yield on interest earning assets was 11.23% and 11.31% for the three and nine months ended September 30, 2020, compared to 11.87% and 11.68% for the three and nine months ended September 30, 2019. Average interest earning assets were $1,325,970,000 for the three months ended September 30, 2020, an increase from $1,157,505,000 for the three months ended September 30, 2019. For the nine months ended September 30, 2020, average interest earning assets were $1,282,708,000, an increase from $1,106,489,000 for the nine months ended September 30, 2019.

Loans before the allowance for loan losses were $1,281,054,000 as of September 30, 2020, comprised of recreation ($802,938,000), home improvement ($315,442,000), medallion ($91,298,000), commercial ($71,369,000), and strategic partnership ($7,000) loans. The Company had an allowance for loan losses as of September 30, 2020 of $90,510,000, which was attributable to the medallion (64%), recreation (31%), and home improvement (5%) loan portfolios. As of December 31, 2019, loans before allowance for loan losses were $1,160,855,000, comprised of recreation ($713,332,000), home improvement ($247,324,000), medallion ($130,432,000), and commercial ($69,767,000) loans. The Company had an allowance for loan losses as of December 31, 2019 of $46,093,000, which was attributable to medallion (55%), recreation (39%), and home improvement (6%) loans.

Loans increased $120,199,000, or 10%, from December 31, 2019 as a result of $396,446,000 of loan originations largely in the recreation and home improvement portfolios, partially offset by principal payments, net charge-offs and transfers to loan collateral in process of foreclosure. The provision for loan losses was $39,749,000 for three months ended September 30, 2020, compared to $8,337,000 for the three months ended September 30, 2019. This increase was mainly due to all medallion loans being deemed impaired due to the continued uncertainty of the impact of the COVID-19 pandemic. In addition, the New York City and almost all other market values net collateral value for medallions were also written down, and as a result led to an increased provision for loan losses of approximately $24,749,000. For the nine months ended September 30, 2020, the provision for loan losses was $73,231,000, compared to $36,851,000 for the nine months ended September 30, 2019. This change reflects the above described changes to the medallion market along with the increase of reserve percentages ranging from about 50 to 100 basis points on the recreation subprime loan business, related to the uncertainty about the impact on the businesses as a result of COVID-19. The charge-off ratios on the loan portfolios increased to 5.36% for the three months ended September 30, 2020 compared to 2.17% for the three months ended September 30, 2019, and decreased to 3.30% for the nine months ended September 30, 2020 compared to 3.92% for the nine months ended September 30, 2019, both driven by the medallion segment as a result of a majority of the loans no longer eligible for deferrals which had led to a temporary suspension of delinquencies under the CARES Act and as, such loans continued to age and were charged off due to the current market. See Note 4 for additional information on loans and allowance for loan losses and Note 9 for additional information of the business segments.

Interest expense was $8,384,000 and $26,219,000 for the three and nine months ended September 30, 2020, compared to $9,225,000 and $25,768,000 for the three and nine months ended September 30, 2019. The average cost of borrowed funds was 2.55% and 2.79% for the three and nine months ended September 30, 2020, compared to 3.13% and 3.07% for the three and nine months ended September 30, 2019, both mainly driven by the decline in market rates for deposits and notes payable to banks, and the greater proportion of low cost deposits to total borrowings. Average debt outstanding was $1,309,787,000 for the three months ended September 30, 2020, compared to $1,169,182,000 for the three months ended September 30, 2019, and was $1,255,053,000 for the nine months ended September 30, 2020 compared to $1,121,693,000 for the nine months ended September 30, 2019. These increases were driven by the issuance of additional certificates of deposits to increase our liquidity. See page 45 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $29,056,000 and $82,351,000 for the three and nine months ended September 30, 2020, compared to $25,415,000 and $70,930,000 for the three and nine months ended September 30, 2019. The net interest margin was 8.72% for the three months ended September 30, 2020, compared to 8.71%, for the three months ended September 30, 2019, and was 8.58%, for the nine months ended September 30, 2020, compared to 8.57% for the nine months ended September 30, 2019, reflecting the above.

Net noninterest income (loss), which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income was $960,000 for the three months ended September 30, 2020, compared to $8,874,000 for the three months ended September 30, 2019. The decline was due to the significant reduction in collateral values for New York City taxi medallions and other markets, which were partly offset by higher race winnings due to the season’s new sponsorship agreements.  For the nine months ended September 30, 2020, there was a loss of $2,764,000, compared to income of $17,420,000 for the nine months ended September 30, 2019. The change was mainly due to increased write-downs of the loan collateral in process of foreclosure as a result of the decline in medallion values in the New York City market, along with a $3,510,000 charge in connection with the write-off of a non-core sports-related investment, and lower race winnings due to the adjusted season, compared to the prior year period, which included a $4,145,000 gain on debt extinguishment and lower write-downs of the loan collateral in process of foreclosure.

Operating expenses were $18,681,000 for the three months ended September 30, 2020, compared to $18,352,000 for the three months ended September 30, 2019. Salaries and benefits were $7,081,000 for the three months ended September 30, 2020, an increase from $6,795,000 for the three months ended September 30, 2019, with the change mainly attributable to increased stock option expense and salaries related to the Bank due to continued growth. Professional fees were $1,651,000 for the three months ended September 30, 2020, compared to $2,277,000 for the three months ended September 30, 2019, primarily reflecting decreased legal costs on various corporate matters. Race team costs were relatively stable at $2,636,000 for the three months ended September 30, 2020, compared to $2,663,000 for the three months ended September 30, 2019. Loan servicing costs were $1,729,000 for the three months ended September 30, 2020, primarily reflecting costs of servicing the recreation and home improvement consumer loans, which increased compared to $1,364,000 for three months ended September 30, 2019 reflecting portfolio growth. For the three months ended September 30, 2020, collection costs were $1,516,000, a decline of $182,000 from the three months ended September 30, 2019. Occupancy and other operating expenses were $4,068,000 for the three months ended September 30, 2020, which increased $513,000, or 14%, compared to the three months ended September 30, 2019, due to higher race team related other costs, partly offset by lower travel, meals, and entertainment expenses as a result of the shut-downs related to COVID-19. For the nine months ended September 30, 2020, operating expenses were $54,138,000, compared to $51,238,000 for the nine months ended September 30, 2019. Salaries and benefits were $20,716,000 for the nine months ended September 30, 2020, which increased due to bonus expenses for the entire company, increase in Bank salaries due to the Bank’s continued growth, and increased stock option expense, compared to $18,457,000 for the nine months ended September 30, 2019. Professional fees were $6,559,000 for the nine months ended September 30, 2020, compared $5,961,000 for the nine months ended September 30, 2019, primarily reflecting increased legal costs for a variety of corporate matters. Race team costs were $6,584,000 for the nine months ended September 30, 2020, compared to $7,211,000 for the nine months ended September 30, 2019. Loan servicing costs were $5,070,000 for the nine months ended September 30, 2020, up $1,219,000, from the prior year nine months, primarily reflecting the increased costs of servicing the recreation and home improvement consumer loans which have grown 18% from September 30, 2019. Loan collection costs were $4,206,000 for the nine months ended September 30, 2020 compared to $4,589,000 for the nine months ended September 30, 2019. Occupancy and other operating expenses were $11,002,000 for the nine months ended September 30, 2020, compared to $11,169,000 for the nine months ended September 30, 2019.

Total income tax benefit was $8,381,000 for the three months ended September 30, 2020, compared to an income tax provision of $165,000 for the three months ended September 30, 2019. Total income tax benefit was $12,483,000 for the nine months ended September 30, 2020, compared to $1,926,000 for the nine months ended September 30, 2019. See Note 7 for more information.

Loan collateral in process of foreclosure was $48,742,000 at September 30, 2020, a decline from $52,711,000 at December 31, 2019. The decrease was primarily reflective of the decline in collateral values, and to a lesser extent the disposition of collateral assets, mostly offset by the additional loans having reached 120 days past due being charged-down to their collateral value and reclassified to loan collateral in process of foreclosure.

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

In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness, such as ten year subordinated SBA debentures, and by setting repricing intervals on certificates of deposit, for terms of up to five years. We had outstanding SBA debentures and borrowings of $68,008,000 with a weighted average interest rate of 3.36%, constituting 5% of our total indebtedness, $36,000,000 of privately placed notes, with a weighted average interest rate of 8.25%, constituting 3% of total indebtedness, and retail notes of $33,625,000, with a weighted average interest rate of 9.00%, constituting 3% of total indebtedness as of September 30, 2020. Also, as of September 30, 2020, certain of the certificates of deposit were for terms of up to 58 months, further mitigating the immediate impact of changes in market interest rates.

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

The following table presents our interest rate sensitivity gap at September 30, 2020. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2020 Cumulative Rate Gap(1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$39,884	$—	$—	$—	$—	$—	$—	$39,884
Adjustable rate	17,917	16,619	13,923	43	—	26	—	48,528
Fixed-rate	24,634	40,623	57,868	52,033	64,992	54,687	955,735	1,250,572
Cash, cash equivalents and federal funds sold	47,152	—	—	252	780	796	751	49,731
Investment securities	25	980	5,686	3,358	2,922	4,021	28,999	45,991
Total earning assets	$129,612	$58,222	$77,477	$55,686	$68,694	$59,530	$985,485	$1,434,706
Interest bearing liabilities
Deposits	$391,562	$273,210	$177,060	$144,040	$74,015	$—	$—	$1,059,887
SBA debentures and borrowings	22,508	—	5,000	5,000	14,000	14,000	7,500	68,008
Retail and privately placed notes	33,625	—	—	36,000	—	—	—	69,625
Notes payable to banks	30,783	—	—	980	—	—	—	31,763
Preferred securities	33,000	—	—	—	—	—	—	33,000
Other borrowings	500	7,405	—	—	747	—	—	8,652
Total liabilities	$511,978	$280,615	$182,060	$186,020	$88,762	$14,000	$7,500	$1,270,935
Interest rate gap	$(382,366)	$(222,393)	$(104,583)	$(130,334)	$(20,068)	$45,530	$977,985	$163,771
Cumulative interest rate gap	$(382,366)	$(604,759)	$(709,342)	$(839,676)	$(859,744)	$(814,214)	$163,771	$—
December 31, 2019(2)	$(260,323)	$(500,953)	$(651,546)	$(689,819)	$(748,187)	$(706,935)	$83,402	$—
December 31, 2018(2)	$(232,323)	$(409,272)	$(563,100)	$(638,264)	$(600,146)	$(554,335)	$59,833	$—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (27%) as of September 30, 2020, and was (21%) as of December 31, 2019 and 2018.
(2)	Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $1,434,706,000 and interest rate sensitive liabilities were $1,270,935,000 at September 30, 2020. The one-year cumulative interest rate gap was a negative $382,366,000 or 27% of interest rate sensitive assets. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. As of September 30, 2020, we had unfunded commitments from the SBA of $25,000,000.

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

The table below presents the components of our debt at September 30, 2020, exclusive of deferred financing costs of $4,795,000. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits(2)	$1,060,137	83%	1.79%
Retail and privately placed notes	69,625	6	8.61
SBA debentures and borrowings	68,008	5	3.36
Preferred securities	33,000	3	2.37
Notes payable to banks	31,763	2	3.67
Other borrowings	8,652	1	1.91
Total outstanding debt	$1,271,185	100%	2.31

(1)	Weighted average contractual rate as of September 30, 2020.
(2)	Balance includes $250 of strategic partner reserve deposits as of September 30, 2020.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2020.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total(1)
Deposits(2)	$391,562	$273,210	$177,060	$144,040	$74,015	$—	$1,059,887
Retail and privately placed notes	33,625	—	—	36,000	—	—	69,625
SBA debentures and borrowings	22,508	—	5,000	5,000	14,000	21,500	68,008
Notes payable to banks	31,063	280	280	140	—	—	31,763
Preferred securities	—	—	—	—	—	33,000	33,000
Other borrowings	500	7,405	—	—	747	—	8,652
Operating lease obligations	2,487	2,440	2,363	2,368	2,386	4,119	16,163
Total	$481,745	$283,335	$184,703	$187,548	$91,148	$58,619	$1,287,098

(1)	Total debt is exclusive of deferred financing costs of $4,795.
(2)	Balance excludes $250 of strategic partner reserve deposits as of September 30, 2020.

Most of our borrowing relationships have maturity dates during 2020 through 2021. We have been in active and ongoing discussions with each of these lenders and, to date, have extended each of the facilities as they matured. We have arranged for changes to the terms of the notes, and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future. As a result of the cash flow shortages due to the slowdown in the taxi industry resulting from the COVID-19 pandemic, we received 180 day payment deferrals that terminated in August and modifications to provide for interest only payments from September through the end of this year for the notes payable to banks.

On July 16, 2019, we paid $10,819,000 at maturity in satisfaction of all our outstanding obligations under one of our credit facilities. In connection with this payment, we obtained a waiver from one of our other lenders, with a term note of $2,040,000, of certain resulting repayment and other obligations, which waiver expires on December 15, 2020.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of September 30, 2020 by $976,000 on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been ($1,456,000) at September 30, 2020. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2020. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.		MB	MFC	MCI	FSVC	RPAC and Other	September 30, 2020(1)	December 31, 2019(1)
Cash and cash equivalents	$4,316	(2)	$39,784	$310	$3,405	$107	$1,809	$49,731	$67,821
Brokered CDs & other funds borrowed	—		1,060,137	—	—	—	—	1,060,137	954,245
Average interest rate	—		1.79%	—	—	—	—	1.79%	2.35%
Maturity	—		10/20-7/25	—	—	—	—	10/20-7/25	1/20-9/24
SBA debentures and borrowings	—		—	—	54,000	14,008	—	68,008	74,746
Amounts undisbursed	—		—	—	—	—	—	—	3,000
Amounts outstanding	—		—	—	54,000	14,008	—	68,008	71,746
Average interest rate	—		—	—	3.37%	3.25%	—	3.35%	3.42%
Maturity	—		—	—	3/21-9/30	4/21	—	3/21-9/30	2/20-3/29
Retail and privately placed notes	69,625		—	—	—	—	—	69,625	69,625
Average interest rate	8.61%		—	—	—	—	—	8.61%	8.61%
Maturity	4/21-3/24		—	—	—	—	—	4/21-3/24	4/21-3/24
Bank loans	20,096		—	11,667	—	—	—	31,763	33,183
Average interest rate	3.75%		—	3.54%	—	—	—	3.67%	4.11%
Maturity	12/20-9/21		—	2/21 - 12/23	—	—	—	12/20-12/23	9/20-12/23
Preferred securities	33,000		—	—	—	—	—	33,000	33,000
Average interest rate	2.37%		—	—	—	—	—	2.37%	4.01%
Maturity	9/37		—	—	—	—	—	9/37	9/37
Other borrowings	—		—	—	—	—	8,652	8,652	7,794
Average interest rate	—		—	—	—	—	1.91%	1.91%	2.00%
Maturity	—		—	—	—	—	12/20 - 6/25	12/20-6/25	3/20-12/20
Total cash	$4,316		$39,784	$310	$3,405	$107	$1,809	$49,731	$67,821
Total debt outstanding	$122,721		$1,060,137	$11,667	$54,000	$14,008	$8,652	$1,271,185	$1,169,593

(1)	Total debt is exclusive of deferred financing costs of $4,795 and $5,105 as of September 30, 2020 and December 31, 2019.
(2)	Includes $2,970 of an interest reserve associated with the 2019 private placement, which can be used for no other purpose for three years.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2020 third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2020 third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 30, 2020, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the Securities and Exchange Commission on May 7, 2020, as further updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was filed with the Securities and Exchange Commission on August 6, 2020, except as updated below.

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

•

The effect on economies and markets. The COVID-19 pandemic, perceptions regarding its broad impact and preventive measures taken to contain or mitigate the pandemic had, and are likely to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions, which, in turn, likely will continue to have negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, demand for loans and other financial services products and consumer discretionary spending. National, regional, and local economies and markets could suffer disruptions that are lasting. A continued economic slowdown could adversely affect our originations of recreation and home improvement loans and the performance of our existing loans. In addition, governmental actions are meaningfully influencing the interest-rate environment, which have had and could continue to have an adverse effect on our results of operations and financial condition.

In March 2020, we adjusted our payment policies and procedures and created a program to support our borrowers during the pandemic. We have been negotiating payment terms with our borrowers, allowing them to defer payments up to 180 days, which as of September 30, 2020, only 5% of all consumer loans deferred remained on deferral. The impact of this program was material to our operating results and financial position, negatively impacting our revenue, net income and cash flows in the near term. The lingering effects of COVID-19 on New York City and all of our other major medallion loan portfolio markets prevented our payment deferral program from being effective. As such, we deemed our medallion loan portfolio impaired which caused us to increase our provision for loan losses for the medallion loans and write-downs of our loans in process of foreclosure by approximately $33,307,000. The effect of COVID-19 on our medallion borrowers’ ability to fulfill their loan obligations, may continue to adversely affect our business, results of operations, financial condition and cash flows more substantially over a longer period of time. The effects of the pandemic on us could be exacerbated given that our business model is largely consumer-directed and the pandemic, and preventative measures taken to contain or mitigate the pandemic, had and may increasingly have significant negative effects on consumer discretionary spending and unemployment levels. Although we believe the our deferral programs have been effective to date in mitigating the effect of COVID-19 on our consumer loan portfolios, the ultimate effects of COVID-19 on our consumer loan portfolios and consumer business are uncertain.

The impact of COVID-19 is being especially felt in the taxi industry. As a result of the stay-at-home orders through June 8, 2020 shutting down businesses and travel in New York City and our other relevant markets, taxi ridership demand has declined and despite phased reopening plans, taxi ridership has not increased significantly. The decrease in taxi ridership demand has led to a majority of taxis and fleets no longer operating, causing a decline in our receipt of loan payments. Additionally, substantially all our medallion loans are concentrated in New York City. As a result of the COVID-19 pandemic, in March 2020, the Governor of New York State declared states of emergency for both the State and City of New York, and, since then, economic activity generally and taxi ridership in particular have decreased dramatically in New York City. Despite New York City’s phased reopening plan, the extent to which the COVID-19 pandemic will continue to adversely affect New York City taxi medallion owners and, by extension, our medallion loans and other related assets will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities, and the direct and indirect impact of the pandemic on taxi medallion owners and the behaviors of people who have historically taken taxis. Since March 31, 2020, payments on medallion loans have decreased significantly compared to payments during the 2020 first quarter and prior periods. We are actively engaged with many borrowers about loan modifications. We are also continuing to evaluate options for our medallion loans, and actions that we may take to manage our medallion loan portfolio, which may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition. Although, to date, the operational measures we have taken, such as employees working remotely, have allowed us to continue to operate during the pandemic, we may experience disruptions or other adverse effects to our operations as a result of the COVID-19 pandemic’s continued impacts on our employees.

As a result of the cash flow shortages due to the slowdown in the taxi industry resulting from the COVID-19 pandemic, we received 180 day payment deferrals that terminated in August and modifications to provide interest only payments from September through the end of this year for the notes payable to banks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended September 30, 2020. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program. We extended the terms of our Stock Repurchase Program.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

4.1

Amendment No. 9 to Note, dated and effective as of September 1, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 3, 2020 (File No. 001-37747) and incorporated by reference herein.

4.2

Amendment No. 10 to Note, dated and effective as of September 14, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 15, 2020 (File No. 001-37747) and incorporated by reference herein.

4.3

Amendment No. 11 to Note, dated and effective as of September 23, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 24, 2020 (File No. 001-37747) and incorporated by reference herein.

10.1

Amendment No. 10 to Loan Agreement, dated and effective as of September 1, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2020 (File No. 001-37747) and incorporated by reference herein.

10.2

Amendment No. 11 to Loan Agreement, dated and effective as of September 14, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 15, 2020 (File No. 001-37747) and incorporated by reference herein.

10.3

Amendment No. 12 to Loan Agreement, dated and effective as of September 23, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2020 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	November 5, 2020

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall

Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.