Form 10-K
period 2020-12-31
MEDALLION FINANCIAL CORP
filed 2021-03-16
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2020, was $54,470,199.

The number of outstanding shares of registrant’s common stock, par value $0.01, as of March 12, 2021 was 25,039,969.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2020 FORM 10-K ANNUAL REPORT

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

In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. You should consider these risks and those described under Risk Factors below in this Form 10-K and others that are detailed in the other reports that the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.	OUR BUSINESS

We, Medallion Financial Corp. or the Company, are a finance company, organized as a Delaware corporation that includes Medallion Bank, our primary operating subsidiary. In recent years, our strategic growth has been through Medallion Bank, which originates consumer loans for the purchase of recreational vehicles, boats, and trailers and to finance home improvements. We historically have had a leading position in originating, acquiring, and servicing loans that finance taxi medallions and various types of commercial businesses.

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). In January 2017, we announced our plans to transform our overall strategy. We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. Total assets under management, which includes assets serviced for third party investors, were $1.8 billion as of December 31, 2020 and $1.7 billion as of December 31, 2019, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

In recent years, we have focused on growing our consumer lending segments and maintaining the profitability of our commercial lending segment. During the year ended December 31, 2020, we have taken various steps to pursue this strategy and improve our corporate governance, including:

•

carrying-out cost-cutting measures, such as reducing our employee headcount by 21% at our parent company Medallion Financial Corp. and closing satellite offices in Long Island City, New York, Chicago, Illinois, and Boston, Massachusetts;

•

exiting non-core investments, such as selling the assets of LAX Group, LLC on December 16, 2020, and expecting to sell, when practicable to maximize our proceeds, other non-core investments like our remaining art investments of less than $1,000,000 in Medallion Fine Art, Inc.;

•	strengthening our initiative to grow the Bank by partnering with two fintech companies in our strategic partnership program; and
•	electing Cynthia A. Hallenbeck as our independent director, resulting in a more independent and diverse board of directors.

Effective April 2, 2018, following authorization by our shareholders, we withdrew our previous election to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. Prior to such time, we were a closed-end, non-diversified management investment company that had elected to be treated as a BDC under the 1940 Act.

As a result of this change in status, commencing with the three months ended June 30, 2018:

•	we consolidated the results of the Bank and our other subsidiaries in our financial statements, which, as an investment company, we were previously precluded from doing; and
•

with the consolidation of the Bank, given its significance to our overall financial results, we report as a bank holding company for accounting purposes under Article 9 and Guide 3 of Regulation S-X, but we are not a bank holding company for regulatory purposes.

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

Our Market

We provide loans to individuals and small to mid-size businesses, through our subsidiaries, in four segments:

•	loans that finance consumer purchases of recreational vehicles, boats, and trailers;
•	loans that finance consumer home improvements;
•	loans that finance commercial businesses; and
•	loans that finance taxi medallions.

The following chart shows the details of our loans receivable as of December 31, 2020.

(Dollars in thousands)	Loans	Allowance for Loan Loss	Net Loans Receivable
Recreation	$792,686	$27,348	$765,338
Home improvement	334,033	5,157	328,876
Commercial	65,327	—	65,327
Medallion	37,768	25,043	12,725
Strategic partnership	24	—	24
Total	$1,229,838	$57,548	$1,172,290

Consumer Loans

Consumer loans are originated by the Bank, and consist of loans for the purchase of recreational vehicles, boats, and trailers, or recreation lending; and to finance home improvements such as replacement windows and roofs, or home improvement lending. Combined consumer loans outstanding were $1,094,214,000 at December 31, 2020 and comprised 93% of our net loans receivable, compared to $939,973,000, comprising 84% of our net loans receivable, as of December 31, 2019. We believe that the consumer loan portfolio is of acceptable credit quality given the high interest rates earned on the loans, which compensate for the higher degree of credit risk in the loan portfolio.

Recreation Lending. Recreation lending is a high-growth business focused on originating prime and non-prime recreation loans. The segment is a significant source of income, accounting for 76% of our interest income for the twelve months ended December 31, 2020. All of our recreation loans are serviced by a third-party loan servicer, and we have used the same loan servicer since the business’s inception.

Through the Bank, we maintain non-exclusive relationships with approximately 3,300 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable to the Bank. We receive approximately half of our loan volume from dealers and the other half from FSPs. Approximately 47% of recreation lending’s new loan originations for the twelve months ended December 31, 2020 were from our top ten dealer and FSP relationships. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration within the segment's loan originations, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation lending portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $14,700 as of December 31, 2020. The loans are fixed rate loans with an average term at origination of approximately 11 years. The weighted average remaining term of our loans outstanding at December 31, 2020 is 8.9 years, and the average payoff time is 3.3 years. The size, geographic dispersion, source and collateral variety of the loans reduces risk to the Company. As of December 31, 2020, recreation loans were primarily secured by recreational vehicle, or RV, loans, which make up 60% of the portfolio, and boat loans, which make up 19% of the portfolio. Recreation loans are made in all fifty states, with the highest concentrations in Texas, California, and Florida, at 17%, 10%, and 9% of loans outstanding at December 31, 2020 and with no other states over 9%.

Home Improvement Lending. Through the Bank, we work directly with contractors and FSPs to offer flexible customer financing for window, siding, and roof replacement; swimming pool and solar system installation; and other home improvement projects. Our core product is a standard installment loan, which features affordable monthly payments and competitive interest rates for prime credit customers at no cost to the contractor. We also offer a variety of promotional loan options to help contractors close a challenging sale. Promotional loan options include same-as-cash, no interest, and deferred payment features, which allow borrowers to reduce the total cost of financing, or start repayments when it is most convenient.

Home improvement lending operates in a manner similar to recreation lending, with a few key differences. Through the Bank, we maintain a smaller number of non-exclusive relationships, currently with approximately 800 contractors and FSPs. Management monitors the number of contractors and FSPs and their relative contributions as a means of assessing market share and segment growth. Most of our home improvement-financed sales take place in the borrower’s home instead of a store, with the contractor presenting the borrower with a bid that includes a financing option.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., information technology and extended operating hours), and additional support for the salesperson throughout the financing process. Approximately 50% of home improvement lending’s new loan originations for the twelve months ended December 31, 2020 were from our top ten contractors and FSP relationships. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration within the segment's loan originations, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

We offer home improvement loans with only fixed rates, with an average term at origination of approximately 14 years. The weighted average remaining term of our loans outstanding is 11.5 years as of December 31, 2020, and the average payoff term is 2.9 years. The average size of the loans in our home improvement portfolio is approximately $16,000, and geographic dispersion and source and collateral variety of home improvement loans reduces risk to the Company. As of December 31, 2020, home improvement loans were concentrated in swimming pools, roofs, windows, and solar panels at 27%, 24%, 13%, and 8%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Florida, Texas, and Ohio at 11%, 11%, and 9% of loans outstanding at December 31, 2020 and with no other states over 9%.

Commercial Loans

Mainly through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses to finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business in 1987 through December 31, 2020, we have originated more than $996,725,000 of commercial loans. Commercial loans of $65,327,000 comprised 6% of our net loans receivable as of December 31, 2020, compared to $69,767,000, or 6% of our net loans receivable, as of December 31, 2019.

We have worked to increase our commercial loan activity in recent years, primarily because of the attractive higher yielding nature of most of this business. We focus our marketing efforts on the manufacturing, professional, scientific, and technical services, more than 53% of which are located in the Midwest region, with the rest scattered across the country. These commercial loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination. As a component of most of the transactions, a portion of the investment is an equity or partnership stake, and occasionally, we also receive warrants to purchase an equity interest in the borrowers or some other form of success fee or profit participation. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, with a wider geographic area of coverage, and by expanding the targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 981 basis points over the prevailing prime rate at the end of 2020, up from 855 basis points over the prime rate at the end of 2019.

Medallion Loans

Medallion loans of $12,725,000 comprised 1% of our net loans receivable as of December 31, 2020, down from $105,022,000, or 10% of our net loans receivable, as of December 31, 2019. Including loans to unaffiliated investors and unconsolidated subsidiaries, the total amount of medallion loans under our management was $119,856,000 as of December 31, 2020, compared to $218,603,000 as of December 31, 2019. Since 1979, we have originated approximately $3.6 billion in medallion loans in New York City, Chicago, Boston, Newark, Cambridge, and other cities within the United States. In addition, our management has a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services, dating back to 1956.

Medallion loans collateralized by New York City taxi medallions and related assets comprised 89% and 88% of the medallion loan portfolio as of December 31, 2020 and 2019.

While medallion loans become delinquent or default, our medallion loans are secured by the taxi medallion and enhanced with personal guarantees of the owners, shareholders or equity members. When a borrower defaults on a loan, we have the ability to restructure the underlying loan or repossess the taxi medallion collateralizing that loan and sell it in the market or through a foreclosure auction and pursue the personal guarantees, all of which we have done. We have recorded an allowance for loan losses against the loans to mitigate potential future losses, and have placed the entire portfolio on nonaccrual. Consistent with our established policy, once loans become 120 days past due, they are charged off down to collateral value and transferred to loan collateral in process of foreclosure, which was $53,128,000 as of December 31, 2020 compared to $51,235,000 as of December 31, 2019.

New York City Market. A New York City taxi medallion is the only permitted license to operate a taxi and accept street hails in New York City, except as discussed below. As reported by the TLC, taxi medallions sold for a wide variety of prices during 2020. Our analysis of transaction activity supported our estimated value of $79,500, net of liquidation costs, as of December 31, 2020. We also assessed the cash flow analysis of owners and operators. The number of taxi medallions is limited by law to 13,630 medallions outstanding, of which 5,142 were active as of December 31, 2020. A New York State law permits cars for hire to pick up street hails in the boroughs outside Manhattan. Pursuant to such law, the TLC began issuing street hail livery licenses in June 2013.

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

Most New York City taxi medallion transfers are handled through approximately 19 taxi medallion brokers licensed by the TLC. In addition to brokering taxi medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and previously had received referrals from them regularly.

Newark Market. We estimate that Newark taxi medallions sold for approximately $108,700, net of liquidation costs, as of December 31, 2020. The number of Newark taxi medallions has been limited to 600 since 1950 by local law.

Chicago Market. We estimate that Chicago taxi medallions sold for approximately $18,500, net of liquidation costs, as of December 31, 2020. Pursuant to a municipal ordinance, the number of outstanding taxi medallions is capped at 6,995 as of December 31, 2020.

Other Markets. We estimated that Boston and Cambridge taxi medallions sold for approximately $18,500 and $3,250, net of liquidation costs, as of December 31, 2020. These other markets make up a de minimis percentage of our total medallion loans receivable.

Strategic Partnership

The Bank’s strategic partnership program began in 2019, in which it partnered with financial technology, or fintech, companies to offer loans and other financial services to customers. During 2020, the first loans were issued and there were $24,000 strategic partnership loans as of December 31, 2020.

Our Strategy

Our core philosophy has been “In niches there are riches.” We try to identify markets that are profitable and where we can be an industry leader. The key elements of our strategy include:

Capitalize on our relationships with brokers and dealers. We are committed to establishing, building, and maintaining our relationships with our brokers and dealers. Our marketing efforts are focused on building relationships with dealers in the consumer markets as we work directly with dealerships, contractors and FSPs to offer quality financing for their customers, including those with past credit challenges. We believe that our relationships with dealers and brokers provide us with, in addition to potential investment opportunities, significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of dealer and broker relationships in our target markets over the last 50 years. We believe that our management team’s relationships with these dealers and brokers have provided and will continue to provide us with significant investment opportunities. In 2020, all of our consumer loans were generated by brokers and dealers.

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

Seek strategic acquisitions. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire other financing businesses and related portfolios, and specialty finance companies that make secured loans to small businesses and consumers which have experienced historically low loan losses similar to our own. Since our initial public offering in May 1996, we have acquired eight specialty finance companies, five loan portfolios, and three taxi rooftop advertising companies.

Implement a strategic partnership program. We launched an initial fintech partnership during 2020. These activities include originating loans or other receivables marketed by our partners, and selling those loans or receivables to our partners without recourse within two to four business days as contractually agreed. Revenues are to be derived primarily from contracted program fees paid to us by our partners, and interest income earned while the loans or receivables are on our books, offset by transaction fees paid to our partners for processing loan applications. Our partners are non-banks offering loans and other financial services to their customers. In the 2021 first quarter, we entered into a second strategic partnership to provide loan origination services to our partner.

Carry out cost-cutting measures where appropriate. We are seeking to reduce our expenses in certain areas to better align our structure with its profitability. For example, in 2020 we reduced our employee headcount by 21% at the parent company Medallion Financial Corp. and closed satellite offices in Long Island City, New York, Chicago, Illinois, and Boston, Massachusetts.

Exit non-core investments at a profit. We aim to exit our non-core investments when possible. In the 2020 fourth quarter, we sold the assets of LAX Group, LLC. We plan to sell, when practicable to maximize our proceeds, other non-core investments like our remaining art investments of less than $1,000,000 in Medallion Fine Art, Inc.

Loan/Investment Activity

The following table sets forth the components of loan/investment activity in the consolidated/managed investment portfolio for the years indicated.

	December 31,
(Dollars in thousands)	2020	2019	2018
Net loans receivable	$1,114,762	$981,487	$1,380,054
Loans originated (1)	506,106	471,069	428,510
Repayments of loans (1)	(321,831)	(251,653)	(261,383)
Consumer loans sold to third parties	—	—	(100,920)
Net realized losses on loans	—	—	(42,305)
Provision for loan losses	(69,817)	(47,386)	(59,008)
Net increase in unrealized appreciation (2)	—	—	29,864
Transfers to loans in process of foreclosure	(47,254)	(31,398)	(53,756)
Investment transfers excluded from loans in process of foreclosure (3)	—	—	(262,064)
Deconsolidation of Trust III (4)	—	—	(71,409)
Amortization of origination costs	(6,022)	(4,952)	(3,950)
Paid-in-kind interest	1,188	834	—
Amortization of loan premium	(3,042)	(3,289)	—
Other, net	(1,800)	50	(2,146)
Net increase (decrease) in loans	57,528	133,275	(398,567)
Net loans receivable	$1,172,290	$1,114,762	$981,487

(1)	Includes refinancings.
(2)	Excludes net unrealized depreciation of $1,915 for the three months ended March 31, 2018 related to investments other than securities and other assets.
(3)	Represents portfolio investments transferred to other asset categories and excluded from net loans receivable.
(4)

Represents the Taxi Medallion Loan Trust III, or Trust III, gross loans of $53,546 and loans in process of foreclosure that had been transferred to other assets of $17,863 as a result of the Company no longer considered the primary beneficiary of, and thus not consolidating, Trust III.

Loan Characteristics

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around eleven to fourteen years. Interest rates offered are fixed. Borrowers may prepay consumer loans without any prepayment penalty. In general, the Bank has established relationships with dealers, FSPs, and contractors in the industry, who are the sources for consumer loan volumes. The loans are made up of recreation loans and home improvement loans which were 70% and 30% of total consumer loans at December 31, 2020.

Our recreation loans are secured primarily by RVs, boats and trailers with a small proportion of loans secured by other collateral such as autos, motorcycles and boat motors. These loans, which together make up our largest and most profitable loan portfolio, have a weighted average yield of 15.62% at December 31, 2020. Our home improvement loans are secured by the personal property installed, and the security interest for a majority of these loans is perfected with a UCC fixture filing. As of December 31, 2020, these loans had a weighted average yield of 9.14%.

Commercial Loans. We have typically originated commercial loans in principal amounts generally ranging from $2,000,000 to $5,000,000, and occasionally have originated loans under or in excess of those amounts. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid, and in the first five years, a prepayment fee may be owed to us. The term of, and interest rate charged on, certain of our outstanding loans are subject to the regulations of the Small Business Administration, or the SBA. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%; however, terms and interest rates are subject to market competition for all loans. Unlike medallion loans, for which competition and market conditions preclude us from charging the maximum rate of interest permitted under SBA regulations, we are able to charge the maximum rate on certain commercial loans.

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxi medallions and related assets (vehicles, meters, and the like). We estimate that the weighted average loan-to-value ratio of all of the medallion loans was 327% as of December 31, 2020, compared to 190% as of December 31, 2019. These ratios do not factor in the reserve on these loans of $25,043,000 and $25,410,000 as of December 31, 2020 and 2019 and also include loan collateral in process of foreclosure, held at the lower of amortized cost or collateral value. In addition, we have recourse against the vast majority of the owners of the taxi medallions and related assets through personal guarantees.

Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a five to twenty-five year schedule, subject to a balloon payment of all outstanding principal at maturity. Historically, we have originated loans with one to five year maturities where interest rates are adjusted and a new maturity period set.

Generally, we retained the medallion loans we originated. However, from time to time, we participated or sold shares of some loans or portfolios to interested third-party financial institutions. In these cases, we retained the borrower relationships and serviced the sold loans.

Marketing, Origination, and Loan Approval Process

We employ 98 personnel (including 10 furloughed employees at our parent company, Medallion Financial Corp.) as of December 31, 2020, to originate, manage, service, and collect on the consumer, commercial, and medallion loans. Each loan application is individually reviewed through analysis of a number of factors, including loan-to-value ratios, the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds. The Company’s senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans (other than those by the Bank) must be approved by the Company’s Chief Executive Officer, President, and/or the Chief Credit Officer and the Investment Oversight Committee of the Company’s board of directors. Loan criteria for loans originated with the Bank is established by the Bank’s board of directors and senior management. The Bank’s policies identify specific approval authorities for its recreation, home improvement, medallion, and real estate loans. Policy exceptions are reported to the Bank’s board of directors. Both medallion and commercial loans are sourced from brokers with extensive networks of applicants, and commercial loans are also referred by contacts with banks, attorneys, and accounting firms. Consumer loans are primarily sourced through relationships which have been established with RV and boat dealers, and home improvement contractors throughout our market area.

Sources of Funds

We have historically funded our lending operations primarily through credit facilities with banks and, to a lesser degree, through equity or debt offerings or private placements, and fixed-rate, senior secured notes and long-term subordinated debentures issued to the SBA. Since the inception of the Bank, substantially all of the Bank’s funding has been provided by FDIC insured brokered certificates of deposit. The determination of funding sources is established by our management, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. Our funding strategy and interest rate risk management strategy is to have the proper structuring of debt to minimize both rate and maturity risk, while maximizing returns with the lowest cost of funding over an intermediate period of time.

The table below summarizes our sources of available funds and amounts outstanding under credit facilities, exclusive of deferred financing costs of $5,805,000, and their respective end of period weighted average interest rates at December 31, 2020. See Note 6 to the consolidated financial statements for additional information.

(Dollars in thousands)	Total
Cash, cash equivalents, and federal funds sold	$112,040
Brokered CDs & other funds borrowed	1,068,072
Average interest rate	1.71%
Retail and privately placed notes	103,225
Average interest rate	8.25%
Maturity	4/21-12/27
SBA debentures and borrowings	93,008
Amounts undisbursed	25,000
Amounts outstanding	68,008
Average interest rate	3.36%
Maturity	3/21-9/30
Preferred securities	33,000
Average interest rate	2.35%
Maturity	9/37
Bank loans	31,261
Average interest rate	3.67%
Maturity	2/21-12/23
Other borrowings	8,689
Average interest rate	1.91%
Maturity	12/21 - 6/25
Total cash	$112,040
Total debt outstanding	$1,312,255

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

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 57.

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

Human Capital Resources

As of December 31, 2020 we employed 187 persons, including 87 at our Medallion Bank subsidiary. We believe that relations with our employees are good. The total number of employees includes 11 furloughed employees at our parent company, Medallion Financial Corp., and effective March 2, 2021 were terminated as a result of expense-cutting measures due to the ongoing effects of the COVID-19 pandemic. We have a single human resources department for all of our subsidiaries, except for RPAC, which employs its own human resources personnel.

We value diversity among all of our employees. Equal employment opportunity is a fundamental principle at the Company, where employment is based upon personal capabilities and qualifications. We prohibit and do not tolerate any discrimination against employees, applicants, interns or any other covered persons, and we ensure equal employment opportunity without discrimination on the basis of race, color, creed, religion, national origin, ancestry, ethnicity, citizenship status, physical or mental disability, age, sex (including pregnancy), gender, gender identity or gender expression (including transgender status), marital status, familial status, veteran status, genetic information or any other protected characteristic as established by applicable federal, state or local law.

We incentivize our employees through a combination of competitive salary, equity compensation and other benefits. We provide most employees with incentive bonuses in the form of restricted stock and stock options. Employee equity ownership helps us attract, retain, motivate and reward employees, while aligning employee compensation with our stockholders’ interests by linking realizable pay with stock performance.

Our Compensation Committee reviews management’s recommendations and advises management and the Board of Directors on broad compensation policies such as salary ranges, annual incentive bonuses, long-term incentive plans, including equity-based compensation programs, and other benefit and perquisite programs.

We have a 401(k) Investment Plan and other generally available benefit programs like health insurance, paid and unpaid leaves, life insurance, disability coverage, accident insurance and critical illness insurance; we believe that the availability of these benefit programs generally enhance employee productivity and loyalty to the Company. We believe it is important for our employees at the Bank to provide service to the communities in which they live and encourage them to take time, including prearranged work time, to participate in activities of local civic organizations, charitable or nonprofit organizations or educational institutions. We value employee development and training and are committed to identifying and developing the talents of our next-generation leaders. Our employee benefits also help protect the health, well-being and financial security of our employees.

The health and safety of our employees is one of our highest priorities. As we continue to monitor the spread of COVID-19 and its ongoing effects, we have and will continue to implement measures to help ensure the health and safety of our employees.  In March 2020, as a result of the COVID-19 pandemic, our employees were directed to work remotely on a temporary basis. To the extent necessary, employees were provided with equipment, including laptops. As the severity of the pandemic subsided and states and cities began reopening, in late June 2020, our employees returned to work in our New York City offices on a part-time basis in accordance with local guidelines, while our employees outside of New York City largely continue to work remotely. The Bank’s current plan is to return most employees to office work, in alternating shifts, sometime in the second quarter of 2021, but such plans are dependent on the case counts, mortality rates, vaccination availability, use and effectiveness and other factors in Utah and Washington State. We have implemented and continue to monitor changes in health and safety legal and regulatory requirements to help protect the health and safety of our employees. Additionally, while there are certain risks with our workforce working remotely, we have implemented additional mitigating controls to help reduce such risks.

MATERIAL US FEDERAL INCOME TAX CONSIDERATIONS

For our tax years ended December 31, 2020 and 2019, we have been taxed as a corporation and must pay corporate-level federal and state income taxes on our taxable income. Because we were taxed as a corporation under Subchapter C of the Internal Revenue Code, or the Code, for the tax years ended December 31, 2020 and December 31, 2019, we are able to carry forward any net operating losses incurred to succeeding years. In addition, distributions will generally be taxable to our stockholders to the extent of our current and accumulated earnings and profits for US federal tax purposes. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction.

REGULATION

Exemption from the 1940 Act

In order to maintain our status as a non-investment company, we operate so as to fall outside the definition of an “investment company” or within an applicable exception. We expect to continue to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. We monitor our continued compliance with this exception, and were compliant with as of December 31, 2020.

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

The US Basel III capital rules provide for limited recognition in CET1 capital, and deduction from CET1 capital above certain thresholds, of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). In July 2019, the federal banking regulators issued a final rule designed to simplify the capital treatment of those categories of assets for banking organizations, such as the Bank, that are not subject to the advanced approaches in the US Basel III capital rules. The provisions final rule became fully effective for the Bank on April 1, 2020.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. The Basel Committee’s standards will generally be effective on January 1, 2023. As with all standards proposed by the Basel Committee, the December 2017 standards are not effective in any jurisdiction until rules implementing such standards have been implemented by the relevant regulators in such jurisdiction. Following the release of these standards, the federal banking regulators stated that the standards are intended to achieve various objectives with regard to internationally active banks and that the regulators will consider how to apply the standards in the United States.

Federal banking regulators published a final rule, effective April 1, 2019, permitting banking organizations to phase in any adverse day-one regulatory capital effects of the adoption of ASU 2016-13 (referred to as the current expected credit loss model, or CECL), over a period of three years.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, or EGRRCPA, required federal banking regulators to adopt regulations to implement an exemption from the US Basel III capital rules for smaller banking organizations, including the Bank, that maintain a “Community Bank Leverage Ratio” of at least 8% to 10%. Specifically, the EGRRCPA provides that if any depository institution or depository institution holding company with less than $10 billion in total consolidated assets maintains tangible equity in excess of this leverage ratio, as implemented by the federal banking regulators, it would be deemed to be in compliance with (i) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (ii) in the case of a depository institution, the capital ratio requirements to be considered “well-capitalized” under the federal banking agencies’ “prompt corrective action” regime; and (iii) “any other capital or leverage requirements” to which the depository institution or holding company is subject, unless the appropriate federal banking agency determines otherwise based on the particular institution’s risk profile.

The FDIC adopted a final rule, which took effect in January 2020, implementing the Community Bank Leverage Ratio. Under the rule, the Community Bank Leverage Ratio is the same as the Tier 1 Leverage Ratio under the Basel III capital rules and a qualifying small banking organization, such as the Bank, that has less than $10 billion in total consolidated assets and meets certain risk-based criteria can choose to apply the Community Bank Leverage Ratio framework if its Community Bank Leverage Ratio is greater than 9%. The Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020, directed by the FDIC and other federal banking regulators to decrease temporarily the Community Bank Leverage Ratio to 8%, which the federal banking regulators implemented did by adopting a temporary rule. The Bank has not elected and currently does not expect to elect to apply the Community Bank Leverage Ratio framework, but will continue to assess the framework and may choose to apply it in the future.

As a condition to receipt of FDIC insurance, the Bank entered into the 2003 capital maintenance agreement with the FDIC requiring it to maintain a 15% leverage ratio (Tier 1 capital to average assets) and an adequate allowance for loan and lease losses and restricting the amount of medallion loans that the Bank may finance to three times the Bank’s Tier 1 capital.

Prompt Corrective Action

The Bank is subject to FDIC regulations which apply to every FDIC-insured depository institution, setting out a system of mandatory and discretionary supervisory actions that generally become more severe as the capital levels of an individual institution decline. Pursuant to provisions of the Federal Deposit Insurance Act, or FDIA, and related regulations with respect to prompt corrective action, the federal banking regulators must take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An insured depository institution’s capital category depends upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation.

	“Well-capitalized”	“Adequately capitalized”
CET1 risk-based capital ratio	6.5%	4.5%
Tier 1 risk-based capital ratio	8.0%	6.0%
Total risk-based capital ratio	10.0%	8.0%
Tier 1 leverage ratio	5.0%	4.0%

If a bank meets the quantitative thresholds for well-capitalized status provided above and is not subject to any written agreement, order or directive from the appropriate regulatory agency to meet and maintain a specific capital level, it will qualify as well-capitalized. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Bank’s operations or financial condition. See “Brokered Deposits” below for additional information. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. Pursuant to the 2003 capital maintenance agreement, the Bank has agreed that the Bank’s capital levels will at all times meet or exceed the levels required for the Bank to be considered well-capitalized under FDIC rules.

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

In December 2020, the FDIC issued a final rule intended to modernize its regulations on brokered deposit and interest rate restrictions. Under the rule, effective April 1, 2021, a bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of (i) 75 basis points over certain national rates described in the FDIC’s regulations or (ii) 90% of the highest interest rate paid on a particular deposit product in the bank’s local market area, if the bank provides notice to the FDIC and evidence of such local rate.

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

Payment of Dividends

The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions that limit the amount available for such distribution, depending upon earnings, financial condition and cash needs of the institution, as well as general business conditions. Insured depository institutions are also prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if after such transaction the institution would be less than adequately capitalized.

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

In addition, as discussed under “Capital Standards,” if the Bank’s risk-based capital ratios do not satisfy the minimum risk-based requirements plus the capital conservation buffer, the Bank will face graduated constraints on, among other things, capital distributions (including dividends on the Bank’s preferred stock) based on the amount of the shortfall and the amount of the Bank’s eligible retained income.

Safety and Soundness

The FDIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal banking regulators establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards. The FDIC may also terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Among other things, in addition to the restrictions on brokered deposits discussed above, the FDIA limits the interest rates paid on deposits by undercapitalized institutions and limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest.

Consumer Financial Protection

The Bank is subject to a number of federal and state consumer protection laws that extensively govern the Bank’s consumer lending businesses. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Electronic Fund Transfer Act and these laws’ respective state-law counterparts, as well as laws regarding unfair and deceptive acts and practices. These federal and state laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal banking regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, and civil money penalties. Failure to comply with consumer protection requirements may also result in substantial reputational harm that could adversely affect our business.

Community Reinvestment Act of 1977

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act, or CRA. Under the CRA, the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of our assessment area including low- and moderate-income individuals and communities in that assessment area. In connection with its examination of the Bank, the FDIC is required to assess our CRA performance in the areas of lending, investments and services. The FDIC may take compliance with the CRA into account when regulating and supervising our other activities. The CRA also requires the agencies to take into account banks’ records of meeting community credit needs when evaluating applications for, among other things, new branches or mergers. We have elected to be evaluated for our compliance with CRA requirements based on a strategic plan we adopted with public involvement and regulatory approval. That strategic plan includes measurable goals for helping to meet the credit needs of our assessment area, and is available on our website. The CRA provides that CRA examination ratings be made public. The Bank received a rating of “Outstanding” in its most recently completed CRA examination.

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. In May 2020, the OCC issued a final rule that implemented many of the provisions of the notice of proposed rulemaking and added certain clarifications and transitional relief. The FDIC did not join in the final rule and indicated that it was not prepared to finalize the proposal at that time. The Bank will continue to evaluate any changes to the CRA regulations and their impact to the Bank’s financial condition, results of operations or liquidity.

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

State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. In recent years, several states adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act, which became effective in January 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds and imposes privacy compliance obligations with regard to the personal information of California residents.

In December 2020, federal banking regulators issued a proposed rule that would implement notification requirements for banking organizations in connection with significant computer-security incidents. Under the proposed rule, a banking organization would be required to notify its primary federal regulator within 36 hours after the discovery of an incident that could materially disrupt or impair the banking organization’s ability to carry out banking operations, activities or processes or deliver services to a material portion of its customer base, affect the viability of key business lines of the banking organization, or impact the financial stability of the United States.

Anti-Money Laundering and the USA PATRIOT Act

The Bank is subject to the anti-money laundering, or AML, provisions of the Bank Secrecy Act, or the BSA, as amended by the USA PATRIOT Act, or the PATRIOT Act, and implementing regulations issued by the FDIC and the US Treasury. The PATRIOT Act, which includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, is intended to facilitate the detection and prosecution of terrorism and international money laundering. The PATRIOT Act establishes standards for verifying customer identification incidental to the opening of new accounts. Other provisions of the PATRIOT Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network. The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. In January 2021, the Anti-Money Laundering Act of 2020, or AMLA, which amends the BSA, was enacted.

The AMLA is intended to comprehensively reform and modernize US anti-money laundering laws. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA, including on our compliance costs and compliance risk relating to the BSA, will depend on, among other things, rulemaking and implementation guidance. The US Treasury’s Office of the Financial Crimes Enforcement Network, or FinCEN, issued a final rule, applicable as of May 2018, to clarify and enhance customer due diligence requirements for financial institutions. The rule (among other things) imposes certain obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rule. Bank regulators routinely examine institutions for compliance with customer due diligence obligations.

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

Under current SBA regulations, the maximum rate of interest that Medallion Funding, Medallion Capital and Freshstart may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2020, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2020, our outstanding medallion loans had a weighted average rate of interest of 3.00%, and our outstanding commercial loans had a weighted average rate of interest of 13.06%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years.

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

Examination and Supervision

Federal and state banking agencies require the Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. We must undergo regular on-site examinations by the FDIC and the Utah DFI, which examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential, with the exception of the CRA examination discussed above. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

Incentive Compensation

The FDIC has issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Dodd-Frank Act requires the federal banking regulators and the SEC to establish joint regulations or guidelines at specified regulated entities having at least $1 billion in total assets, such as us, prohibiting incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking regulators and the SEC proposed revised rules in 2016, which have not been finalized.

Valid When Made and True Lender

In June 2020, the FDIC published a final rule clarifying that a loan made by a state-chartered bank is considered “valid when made” pursuant to the preemptive authority in Section 27 of the FDIA, and therefore the loan’s original terms, including, among others, its interest rate, are valid and enforceable by any subsequent assignee, transferee, or buyer, regardless of the usury laws of other states. The FDIC rule does not address when a state-chartered bank is the "true lender" of a loan, and the ultimate effect of the FDIC rule remains uncertain in light of legal challenges to the FDIC’s rule and an analogous rule issued by the OCC. On August 20, 2020, the state attorneys general of seven states and the District of Columbia filed suit against the FDIC, alleging that the final rule conflicts with the FDIA, exceeds the FDIC’s statutory authority, and violates the Administrative Procedure Act. The suit is ongoing, however, we believe the impact to the Bank, regardless of outcome, would be minimal

Future Legislation

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

Risks Related to Our Loan Portfolios and Business

The ongoing COVID-19 pandemic, and the related significant negative impact on the global economy and financial markets, have had and could further have a material adverse impact on our business, operating results, and financial condition, particularly given our concentration in the consumer lending business.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in employment levels, as well as business, economic, and market conditions that have materially and adversely affected our business, operating results and financial condition. The full extent of the adverse impact of the COVID-19 pandemic on our business, results of operations, financial position (including capital and liquidity) and prospects depends on a number of evolving factors, including:

•

The duration, extent, and severity of the pandemic. COVID-19 does not yet appear to be contained as it continues to spread throughout the United States and could affect significantly more households and businesses. Delays in the widespread distribution and use of effective vaccines, or a lack of public acceptance of vaccines, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, which could, in turn, perpetuate or exacerbate the adverse effects of COVID-19 on economic conditions. Further, even if vaccines are widely distributed and used, there can be no assurance that vaccines will ultimately be successful in limiting or stopping the spread of COVID-19 or mitigating the impact of COVID-19 on economic conditions.

•

The response of governmental and non-governmental authorities. Many of the actions taken by governmental and non-governmental authorities have been directed toward curtailing household and business activities to contain the spread of COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions. The scope, duration and ultimate effects of these responses continue to be uncertain, and we cannot predict the full impact these responses may have on our business and operations.

•

The effect on our borrowers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties may continue to affect individuals, households and businesses differently and unevenly. Our credit, operational, including cybersecurity, and other risks could continue to increase as a result of the impacts of COVID-19, including, for example, as a result of the work-from-home arrangements implemented by us and our service providers. Although, to date, the operational measures we have taken, such as having employees work remotely on a part-time basis, have allowed us to continue to operate during the pandemic, we may continue to experience disruptions or other adverse effects to our operations as a result of the COVID-19 pandemic’s continued impacts on our employees and service providers.

•

The effect on economies and markets. The COVID-19 pandemic, perceptions regarding its broad impact and preventive measures taken to contain or mitigate the pandemic have had, and are likely to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity and financial market conditions, which, in turn, may continue to have negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, demand for loans and other financial services products, and consumer discretionary spending. National, regional and local economies and markets could continue to suffer disruptions that are lasting. Even after the pandemic recedes and measures taken by governmental authorities in response, such as stay-at-home orders and other social-distancing measures, cease to apply, the pandemic may continue to have long-term effects on economic and commercial activity, as well as consumer behaviors. A prolonged economic slowdown could adversely affect our originations of recreation and home improvement loans (which comprises the significant majority of our loan portfolio) and the performance of our existing loans. In addition, governmental actions are meaningfully influencing the interest-rate environment, which have had and could continue to have an adverse effect on our results of operations and financial condition.

In March 2020, we adjusted our payment policies and procedures and created a program to support our borrowers during the pandemic. We have been negotiating payment terms with our borrowers, and allowed them to defer payments up to 180 days, which as of December 31, 2020, there were minimal consumer loans on deferral. Although we believe that our deferral programs have been effective to date in mitigating the effect of COVID-19 on our consumer loan portfolio and consumer businesses are uncertain, and we could suffer potential losses on our consumer portfolios as a result of the effects of the pandemic on the ability of our borrowers to repay their loans. The effects of the pandemic on us could be exacerbated given that our business model is largely consumer-directed and the pandemic, and preventative measures taken to contain or mitigate the pandemic, have had and may increasingly have significant negative effects on consumer discretionary spending and unemployment levels.

The impact of COVID-19 is being especially felt in the taxi industry. In March 2020, the Governor of New York State declared states of emergency for both the State and City of New York, and, since then, economic activity generally and taxi ridership in particular have decreased dramatically in New York City. Despite New York City’s phased reopening, the extent to which the COVID-19 pandemic will continue to adversely affect New York City taxi medallion owners and, by extension, our medallion loans and other related assets will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities, and the direct and indirect impact of the pandemic on taxi medallion owners and the behaviors of people who have historically taken taxis. With our medallion business, we also adjusted our payment policies and procedures and allowed borrowers to defer payments up to 180 days in March 2020. Since March 31, 2020, payments on medallion loans have decreased significantly compared to payments during the 2020 first quarter and prior periods. For the medallion business, no loans remained on deferral and it was determined it was impossible to quantify anticipated payment activity. As a result, all loans were placed on nonaccrual and written down to net collateral value in the 2020 third quarter. In addition, medallion loans in the New York City market were written down to $79,500 net as of December 31, 2020. We are actively engaged with many borrowers about modifying their loan agreements, and as a result, we placed all medallion loans on TDR as we work with borrowers. We are also continuing to evaluate options for our medallion loan portfolio and related assets, which may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition.

As a result of the cash flow shortages due to the slowdown in the taxi industry resulting from the COVID-19 pandemic, we received from our lending banks 180-day payment deferrals that terminated in August and modifications to provide interest only payments from September through the end of 2020 for the notes payable to banks. We have also worked to extend our maturity dates with lenders throughout 2021. To the extent we continue to experience cash flow shortages, whether as a result of the pandemic or otherwise, we would need to negotiate additional relief from our lenders or seek alternative funding, neither of which can be assured.

As a result of these foregoing factors or other risks and consequences, the pandemic could continue to materially and adversely affect our business, results of operations and financial condition and heighten the other risk described in this Item 1A- Risk

Factors. The full extent to which the pandemic will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the continued outbreak and the actions taken to contain or mitigate the pandemic.

Our business is heavily concentrated in consumer lending and could be adversely affected by an economic downturn.

Our business is heavily concentrated in consumer lending. As a result, we are more susceptible to fluctuations and risks particular to consumer credit than a more diversified company, including as a result of the COVID-19 pandemic, as described above. For example, our business is particularly sensitive to macroeconomic conditions that affect the US economy, consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Our business concentration could have a material adverse effect on our results of operations.

By its nature, lending to consumers carries with it different risks and typically a higher risk of loss than commercial lending. Although the net interest margins are intended to be higher to compensate us for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected, and could affect the profitability of our consumer loan portfolios. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and consumers may reduce their discretionary spending in areas such as recreation and home improvement, which constitute a significant majority of our business. These periods have been, and may continue to be, accompanied by increasing unemployment rates and declining values of consumer products securing outstanding accounts, which weaken collateral coverage and increase the amount of a loss in the event of default.

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

As of December 31, 2020, approximately 55% of our recreation loans were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. While our underwriting guidelines are designed to confirm that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless are expected to experience higher default rates than a portfolio of obligations of prime obligors. The weakening of our underwriting guidelines for any reason, such as in response to the competitive environment, in an effort to originate higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or other conditions, may result in loan defaults and charge-offs that may necessitate increases to our allowance for loan losses, each of which could adversely affect our net income and financial condition. In the event of a default on a recreation loan, generally the most practical recovery method is repossession of the financed vehicle, although the collateral value of the vehicle usually does not fully cover the outstanding account balance and costs of recovery. Repossession sales that do not yield sufficient proceeds to repay the receivables in full typically result in losses on those receivables.

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

The continued expansion of ride-sharing applications, or ride-sharing apps and the issuance of additional livery licenses and other for-hire classifications has changed the taxi and for-hire vehicle industries resulting in significantly increased competition in all of our taxi medallion markets. Many of these for-hire vehicle operators operate outside of the regulatory regime under which we and our borrowers operate, which poses an increased risk of competition because they are able to pass the cost savings of not having to comply with certain regulations to its passengers.

In New York City, Chicago, Boston, and other markets where we originated medallion loans, taxi fares are generally set by government agencies, but expenses associated with operating taxis are largely unregulated. Escalating expenses, such as rising gas prices and an increase in interest rates, coupled with stagnant or declining taxi fares can render taxi operations less profitable and cause borrowers to default on loans from us, which would adversely affect the value of our collateral. There were reductions in fare totals and taxi trips in the 2020 fiscal year, which were likely the result of the ongoing COVID-19 pandemic, together with continued increases in competition, impacts from the congestion pricing surcharge, and use of public transportation.

Decreases in the value of our medallion loan collateral, including the impact on loans in process of foreclosure, and our Chicago taxi medallions purchased out of foreclosure have had, and may continue to have, a material adverse effect on our business.

We stopped originating new medallion loans in July 2015.  Our medallion loans and related assets represent 4% of our total assets at December 31, 2020. There have also been recent decreases in the values of our medallion loan collateral. Increased competition reduced the overall market for taxi services, income from operating medallions, and the value of taxi medallions. If these trends continue and intensify, there would be a further material increase to our loan-to-value ratios, loan delinquencies, and loan defaults , which could have a material adverse effect on our business, financial condition, and results of operations.

According to TLC data, New York City taxi medallions appreciated in value to a high of $1,320,000 for corporate taxi medallions and $1,050,000 for individual taxi medallions in 2014. In 2017, the New York City Council eliminated the distinction between individual and corporate taxi medallions. We estimate that the market value of New York City taxi medallions declined to $85,000, $79,500 net of liquidation costs, as of December 31, 2020.

We own 159 Chicago taxi medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxi medallions. The Chicago taxi medallions had appreciated in value from $50,000 in 2003 to approximately $370,000 in 2013. Since that time, however, there has been a decline in the value of Chicago taxi medallions to approximately $24,000, $18,500 net of liquidation costs, as of December 31, 2020.

Government entities may take other actions in the future, which could have adverse effects on the market for taxi medallions and which could affect, potentially materially, our financial condition and results of operations. Every city in which we originated medallion loans, and most other major cities in the United States, limits the supply of taxi medallions, which results in supply restrictions that support the value of taxi medallions. Loosening these restrictions that result in the issuance of additional taxi medallions could decrease the value of taxi medallions in that market and in turn, adversely affect the value of the collateral securing our then outstanding medallion loans in that market.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 327% as of December 31, 2020. If taxi medallion values continue to decline, there is likely to be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the taxi medallion collateral would be diminished, which would result in material losses on defaulted medallion loans which could have a material adverse effect on our business. If we are required to liquidate all or a portion of our medallion loans quickly, we would realize less than the value at which we had previously recorded such medallions.

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

We originate loans by working with third-party sellers of consumer products and not working directly with consumers. As a result, our ability to originate consumer loans depends on our relationships with a limited number of dealerships, contractors, and FSPs. Although we have relationships with various dealerships, contractors, and FSPs, none of our relationships are exclusive and each may be terminated at any time. In particular, there is significant competition for the contractor and FSP relationships we depend on in connection with our home improvement lending segment. The loss of any of these relationships, our failure to develop additional relationships, and circumstances in which our existing dealer, contractor, and FSP relationships generate decreased sales and loan volume all may have a material adverse effect on a substantial part of our business, financial condition and results of operations.

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

Decreases or increases in prevailing interest rates could adversely affect our business, our cost of capital and our net interest income.

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

Additionally, because we borrow to fund our loans and investments, a portion of our income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments, such as medallion loans, will have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations. Also, we will have to rely on our counterparties to perform their obligations under such hedges.

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

If the capital levels at Medallion Bank fall below the “well-capitalized” level as defined by the FDIC, or we otherwise fail to maintain “well capitalized” status, Medallion Bank’s ability to raise brokered deposits would be materially impaired. If Medallion Bank’s capital levels fall below the “adequately-capitalized” level as defined by the FDIC, it would be unable to raise brokered deposits. Any impairment or inability to raise brokered deposits would have a material adverse effect on our business, financial condition, liquidity and results of operations. Brokered deposits may also not be as stable as other types of deposits, and if Medallion Bank experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly. Medallion Bank’s ability to manage its growth to stay within the “well-capitalized” level is critical to our ability to retain open access to this funding source.

We depend on cash flow from our subsidiaries to make payments on our indebtedness and fund operations.

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make payments on our indebtedness and fund operations. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% Tier 1 leverage ratio (Tier 1 capital to average assets). As of December 31, 2020, Medallion Bank’s Tier 1 leverage ratio was 16.9%. We received dividends from Medallion Bank of $1,500,000 in December 2019 and $6,000,000 during 2020.

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

The recent change in Presidential Administration increases the likelihood of further changes to laws, regulations and supervisory practices affecting financial institutions, which could include more stringent requirements and greater scrutiny from regulatory authorities.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds, and the banking system as a whole, not for the protection of security holders. We are subject to regulation and supervision by the FDIC and the Utah DFI. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of Medallion Bank and us, restrictions on dividends, and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities or acquisitions, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have a material adverse effect our business, financial condition or results of operations.

Federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, are continually undergoing substantial review and change. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. These changes and increased scrutiny have resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

The USA PATRIOT Act of 2001 and the Bank Secrecy Act, or the BSA, require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers and beneficial owners of certain legal entity customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. In January 2021, the Anti-Money Laundering Act of 2020, or the AMLA, which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize US anti-money laundering laws. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA, including on our compliance costs and compliance risk relating to the BSA, will depend on, among other things, rulemaking and implementation guidance. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or expanding activities. During the last several years, a number of banking institutions have received large fines for non-compliance with these laws and regulations. Although we have policies and procedures designed to assist in compliance with the BSA and other anti-money laundering laws and regulations, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our employees, agents, and intermediaries with respect to our business or any businesses that we may acquire. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security, and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators are increasingly adopting or revising privacy, information security, and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level.

Compliance with current or future privacy, data protection, and information security laws (including those regarding security breach notification) could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

Our use of third-party vendors and our other ongoing third-party business relationships are subject to regulatory requirements and scrutiny.

We regularly use third-party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to demanding regulatory requirements and attention by our federal and state bank regulators. Regulation requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may in the future be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs and potentially limit our competitiveness. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

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

The consumer lending market is very competitive and is served by a variety of entities, including banks, savings and loan associations, credit unions, independent finance companies, and financial technology companies. The recreation lending and home improvement lending markets are also highly fragmented, with a small number of lenders capturing large shares of each market and many smaller lenders competing for the remaining market share. Our competitors often seek to provide financing on terms more favorable to consumers or dealers, contractors, and FSPs than we offer. Many of these competitors also have long-standing relationships with dealers, contractors, and FSPs and may offer other forms of financing that we do not offer, e.g., credit card lending. We anticipate that we will encounter greater competition as we expand our operations, and competition may also increase in more stable or favorable economic conditions. Certain of our competitors are not subject to the same regulatory requirements that we are and, as a result, these competitors may have advantages in conducting certain business and providing certain services and may be more aggressive in their loan origination activities. Increasing competition could also require us to lower the rates we charge on loans in order to maintain our desired loan origination volume, which could also have a material adverse effect on our business, financial condition and results of operations.

We have in the past and may in the future pursue new strategies and lines of business, and we may face enhanced risks as a result of these changes in strategy, including from transacting with a broader array of customers and exposure to new assets, activities and markets.

In July 2019, we commenced the build-out of a new Strategic Partnership Program, through which the Bank partners with third parties to offer consumer loans and other financial services. Potential legal and regulatory risks associated with this line of business remain uncertain, and may develop in ways that could affect us adversely, including as a result of legal proceedings brought against us on the basis that we are the “true lender” of the loans facilitated, held, and serviced by our partners, or on the basis of a determination by the FDIC or other financial regulators that our Strategic Partnership Program represents an unsafe and unsound practice.

We may continue to change our strategy and enter new lines of business, including through the acquisition of another company, acquisitions of new types of loan portfolios or other asset classes, or otherwise, in the future. Any new business initiatives, including our Strategic Partnership Program, have in the past and may in the future, expose us to new and enhanced risks, including new credit-related, compliance, fraud, market and operational risks, increased compliance and operating costs, different and potentially greater regulatory scrutiny of such new activities and assets and expose us to new types of consumers as well as asset classes, activities and markets.

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

Terrorist attacks and natural disasters may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the US or US businesses or major natural disasters hitting the United States. Such attacks or natural disasters in the US or elsewhere may impact the businesses in which we directly or indirectly invest by undermining economic conditions in the United States. In addition, a portion of our business is focused in the New York City metropolitan area, which suffered a terrorist attack in 2001 and has faced continued threats. Another terrorist attack in New York City or elsewhere could severely impact our results of operations. Losses resulting from terrorist attacks are generally uninsurable.

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

Misconduct by current or former employees could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of the dealerships, contractors, and FSPs that sell our consumer products are of critical importance. Our current and former directors, and employees could engage or could have engaged in misconduct that adversely affects our business. For example, if such a person were to engage, or previously engaged, in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, third-party relationships and ability to forge new relationships with third-party dealers or contractors. Our business often requires that we deal with confidential information. If our current and former directors, and employees were to improperly use or disclose this information or previously improperly used or disclosed this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees or former directors, and employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.

We borrow money, which magnifies the potential for gain or loss on amounts invested, and increases the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested, and therefore increase the risk associated with investing in us. We borrow from the brokered CD market, private and public note placements and issue senior debt securities to banks and other lenders, and through long-term subordinated SBA debentures. These creditors have fixed dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets increases, then leveraging would cause stockholders’ equity to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause stockholders’ equity to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could reduce the amount available for distribution payments.

As of December 31, 2020, we had $1.3 billion of outstanding indebtedness with a weighted average borrowing cost of 2.37%.

Approximately $730 million of our borrowing relationships have maturity dates during 2021 through 2022, including almost $635 million of brokered CDs. We have been in active and ongoing discussions with each of these lenders and have extended each of the facilities as they matured. Certain lenders have worked with us to extend and change the terms of the borrowing agreements, but we cannot assure you that they will continue to do so. Additionally, with the cessation of LIBOR by the end of 2021, there could be rate adjustments that may have material impacts to our cost of borrowings. See Note 6 of our consolidated financial statements for a discussion of the current and new lending arrangements to date.

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

We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would result in an increase to the line item “net income” as of December 31, 2020 by approximately $1,183,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been approximately ($1,763,000) at December 31, 2020. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan portfolio on an ongoing basis, we may rely on information furnished by or on behalf of customers, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. The failure to receive financial statements, credit reports or other financial or business information related to our customers on a timely basis, or the inadvertent reliance by us on inaccurate, incomplete, fraudulent or misleading forms of any of the foregoing information, could result in loan losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

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

Historically, a significant portion of our loan revenue is derived from medallion loans collateralized by New York City taxi medallions. An economic downturn in New York City could lead to an additional increase in defaults on our medallion loans and related assets.

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

We lease office space in New York City for our corporate headquarters under a lease expiring in April 2027. We also lease office space for loan origination offices and subsidiary operations in Newark, New Jersey, which, along with our New York City office, handles our medallion loan segment, and in Minneapolis, Minnesota, which handles our commercial lending segment. Medallion Bank leases office space in Salt Lake City, Utah under a lease expiring in November 2027, which handles the recreation and home improvement lending segments, and in Bothell, Washington, which handles our home improvement lending segment. We do not own any real property, other than foreclosed properties obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

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

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2015 and compares the Company’s common stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2015 in each of the Company’s common stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulative Total Return

Based on Initial Investment of $100 on December 31, 2015

with dividends reinvested

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of March 12, 2021, there were approximately 348 holders of record of our common stock. On March 12, 2021, the last reported sale price of our common stock was $7.56 per share.

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. We have not paid dividends since 2016 and do not currently anticipate paying dividends. We may, however, re-evaluate paying dividends in the future depending on market conditions. There can be no assurance that we will pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended December 31, 2020. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program.

ITEM 6.	SELECTED FINANCIAL DATA

Reserved

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OBJECTIVE

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the years ended December 31, 2020, 2019, and 2018. This section is intended to provide managements perspective of our results of operation. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 20. Additionally, more information about our business activities can be found in “Business.”

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolios. As a result of our change in strategy, as of December 31, 2020, our consumer loans represented 93% of our net loan portfolio, with commercial loans representing 6% and medallion loans representing 1%. Total assets under management, which includes assets serviced for third party investors, were $1.8 billion as of December 31, 2020, and $1.7 billion as of December 31, 2019, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, such as bank certificates of deposit issued to customers, debentures issued to and guaranteed by the SBA, privately placed notes, and bank term debt. Net interest income fluctuates with changes in the yield on our loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-earning assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice on a different basis than our interest-bearing liabilities.

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

In recent years, we have focused on growing our consumer lending segments and maintaining the profitability of our commercial lending segment. During the year ended December 31, 2020, we have taken various steps to pursue this strategy and improve our corporate governance, including:

•

carrying-out cost-cutting measures, such as reducing our employee headcount by 21% at our parent company Medallion Financial Corp. and closing satellite offices in Long Island City, New York, Chicago, Illinois, and Boston, Massachusetts;

•

exiting non-core investments, such as selling the assets of LAX Group, LLC on December 16, 2020, and expecting to sell, when practicable to maximize our proceeds, other non-core investments like our remaining art investments of less than $1,000,000 in Medallion Fine Art, Inc.;

•	strengthening our initiative to grow the Bank by partnering with two fintech companies in our strategic partnership program; and
•	electing Cynthia A. Hallenbeck as our independent director, resulting in a more independent and diverse board of directors.

On March 7, 2018, a majority of the Company’s shareholders authorized our board of directors to withdraw our election to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act, and we withdrew such election effective April 2, 2018. At that point, we were no longer a BDC or subject to the provisions of the 1940 Act applicable to BDCs. Historically, the composition of our assets caused it to meet the definition of an “investment company,” and we made a corresponding election to be treated as a BDC. Now that we have de-elected BDC status, it operates so as to fall outside the definition of an “investment company” or within an applicable exception.

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

COVID-19

The ongoing coronavirus, or COVID-19, pandemic, its broad impact and preventive measures taken to contain or mitigate the outbreak have had, and are likely to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions. This has had, and may continue to have increasingly negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, the demand for loans and other financial services products and consumer discretionary spending. As a result of these or other consequences, the outbreak has adversely and materially affected our business, results of operations and financial condition. The effects of the outbreak on us could be exacerbated given that our business model is largely consumer and small business directed, which are more severely affected by COVID-19 and the preventative measures taken to contain or mitigate the outbreak, including its significant negative effects on consumer discretionary spending. The full extent to which the outbreak will continue to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the continued outbreak, the actions taken to contain or mitigate the outbreak and how long, and to what extent the economic recovery from its effects will take.

We have taken steps to operate through this crisis. For example, in late June our employees returned to work in our New York City offices on a part-time basis in accordance with guidelines issued by New York, while our employees outside New York largely continue to work remotely. While there are elevated risks with our workforce working remotely, we have implemented additional mitigating controls to help reduce such risks. In addition, to better align our structure with profitability and reduce expenses, effective May 11, 2020, we had furloughed approximately 28% of the employees at our parent company, Medallion Financial Corp. As of December 31, 2020, 21% of employees, all of whom were employees of our parent company, Medallion Financial Corp., and no employees of our consolidated subsidiaries remain on furlough. As part of our expense-cutting measures, effective March 2, 2021, we terminated such Medallion Financial Corp. employees on furlough. Additionally, we closed our satellite offices in Long Island City, New York, Chicago, Illinois, and Boston, Massachusetts.

The Bank temporarily increased its cash levels by increasing its deposits, and in order to take advantage of the current lower interest rates. MCI drew on its remaining unfunded commitments and received a commitment from the SBA for $25,000,000 in debenture financing with a ten-year term upon a capital infusion from Medallion Financial. RPAC received $747,000 under the Paycheck Protection Program in the second quarter, and has not yet applied for forgiveness, but expects to do so.

With our consumer business, in March 2020, we adjusted our payment policies and procedures, and created a program to support our borrowers during the pandemic. We have been negotiating payment terms with our borrowers, and allowed them to defer payments up to 180 days. As of December 31, 2020, there were minimal consumer loans on deferral and the level of potential loans 90 days or more past due would have likely resulted in increased charge-offs on the consumer loan portfolios had they not been granted. For our consumer loan portfolios, although we believe that our deferral programs have been effective to date in mitigating the effect of COVID-19, the ultimate effects of COVID-19 on the consumer portfolio remains to be seen. In addition, we increased our allowance for loan losses on consumer loans, and continued to monitor our loan portfolios as market conditions changed in both March and June of 2020. Overall, the effects of the pandemic on us could be exacerbated given that our business model is largely consumer-directed and the pandemic, and preventative measures taken to contain or mitigate the pandemic, had and may increasingly have significant negative effects on consumer discretionary spending.

With our medallion business, we also adjusted our payment policies and procedures and allowed borrowers to defer payments up to 180 days. As of December 31, 2020, there were no medallion loans on deferral and we determined that anticipated payment activity on our medallion portfolio was impossible to quantify upon exit of the deferral moratorium, and therefore deemed all such loans as impaired. As a result, all medallion loans were placed on nonaccrual and written down to a net collateral value of $90,300 for New York City medallions along with write downs in most other markets during the 2020 third quarter and we wrote down the New York City collateral an additional $10,800, to $79,500 net in the 2020 fourth quarter. These writedowns of the medallion assets led to an increase of provision of approximately $25,945,000 related to medallion loans and approximately an additional $20,142,000 related to collateral write down on other owned assets.

Substantially all our medallion loans and related assets are concentrated in New York City. As a result of the COVID-19 pandemic, in March 2020, the Governor of New York State declared states of emergency for both the State and City of New York, and, since March 2020, economic activity generally and taxi ridership in particular have decreased dramatically in New York City. Despite New York City’s phased reopening plan, there has not been a substantial increase in ridership and gross meter fares. The extent to which the COVID-19 pandemic will continue to adversely affect New York City taxi medallion owners and, by extension, our medallion loans and related assets will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities, and the direct and indirect impact of the pandemic on taxi medallion owners and the behaviors of people who have historically taken taxis.

Since March 31, 2020, payments on medallion loans have decreased significantly compared to the payments during the first quarter of 2020 and in prior periods. We are actively engaged with many borrowers about modifying their loan agreements, and as a result, we placed all medallion loans on TDR as we work with borrowers. We will continue to monitor our medallion loan portfolio and related assets, which may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition.

In regards to our commercial business, many of our mezzanine portfolio companies were able to access the Paycheck Protection Program, providing needed liquidity during a period of depressed market demands. For the mezzanine portfolio, performance is slowly recovering although lingering impacts of COVID-19 continues to weigh on performance. Refer to “Risk Factors -- The ongoing COVID-19 pandemic, and the related significant negative impact on the global economy and financial markets, have had and could further have a material adverse impact on our business, operating results, and financial condition.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

All medallion loans that reach 90 days or more delinquent require a specific allowance for those loans, which is determined on an individual basis. We deem a loan impaired when, based on current information and events, it is probable that we will be unable to collect the amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans also require a specific allowance. We charge-off loans in the period that such loans are deemed uncollectible or when they reach 120 days delinquent regardless of whether the loan is a recreation, home improvement, or medallion loan.

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

Medallion Loan Collateral Valuation

Due to the low volume of market transfer activity as medallion values declined in recent years, the determination of taxi medallion collateral fair value has been derived quarterly for each jurisdiction taking into consideration recent market transfer activity, to the extent it is available, as well as a discounted cash flow model when trading activity alone was deemed insufficient or unreliable. In general, recent market transfers published by each jurisdiction have been analyzed to derive the median transfer activity value.  However, depending on the circumstances, when analyzing transfer activity, transactions which management determined from available information not to be arms-length have been excluded from the calculation of the median transfer value. When discounted cash flow models have been used, significant inputs typically include the discount rate, taxi fare/lease revenue, and associated expenses such as vehicle costs, fuel, credit card processing fees, repair costs, and insurance premiums. A higher discount rate, lower taxi fare/lease revenue and higher associated expenses would each produce a lower fair value. At period end, the transfer activity and, if applicable, discounted cash flow values, are taken into consideration to arrive at a fair value of the medallion collateral in each jurisdiction. For the current period, transfer activity was the primary consideration utilized in our valuation process.

Goodwill and Intangible Assets

Goodwill and intangible assets arose as a result of the excess of the fair value that was determined by an independent third party expert over the book value of several of our previously unconsolidated portfolio investment companies as of April 2, 2018. Goodwill is tested annually for impairment by a third party expert and is reviewed by management quarterly. For the annual goodwill testing, the assessment is based upon the Bank goodwill of $150,803,000 and the race organization intangible asset of $26,165,000, both of which utilized a step zero qualitative impairment analysis based on historical and projected financial data. The Bank-related intangible assets are amortized over their approximate useful life.

Deferred Taxes

Deferred taxes reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are recognized subject to management’s judgment that it is more like than not that it will be recognized. In addition, a valuation allowance is recorded when it is deemed that some or all of the deferred tax assets will not be realized due to the temporary differences.

Average Balances and Rates

The following table shows the Company’s consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the twelve months ended December 31, 2020 and 2019 and the nine months ended December 31, 2018.

	Twelve Months Ended December 31,						Nine Months Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$1,528	$37	2.42%	$—	$—	0.00%	$—	$—	0.00%
Federal funds sold	65,783	129	0.20	36,444	574	1.58	45,836	508	1.47
Investment securities	46,691	997	2.14	45,283	1,285	2.84	44,789	850	2.52
Loans
Recreation	743,118	110,706	14.90	646,425	99,463	15.39	579,440	68,870	15.78
Home improvement	282,202	27,273	9.66	209,842	19,943	9.50	187,570	12,799	9.06
Commercial	69,293	7,334	10.58	63,039	7,632	12.11	78,501	7,459	12.61
Medallion	71,821	(1,518)	(2.11)	127,109	3,665	2.88	234,476	6,317	3.58
Strategic partnerships	9	4	44.44	—	—	—	—	—	—
Total loans	1,166,443	143,799	12.33	1,046,415	130,703	12.49	1,079,987	95,445	11.73
Total interest-earning assets	1,280,445	144,962	11.32	1,128,142	132,562	11.75	1,170,612	96,803	10.98
Non-interest-earning assets
Cash	19,312			30,494			12,131
Equity investments	10,385			9,560			10,665
Loan collateral in process of foreclosure(1)	50,893			51,924			56,397
Goodwill and intangible assets	202,618			204,063			210,441
Income tax receivable	702			771			—
Other assets	47,488			44,252			37,542
Total non-interest-earning assets	331,398			341,064			327,176
Total assets	$1,611,843			$1,469,206			$1,497,788
Interest-bearing liabilities
Deposits	$1,043,096	$22,330	2.14%	$916,416	$22,521	2.46%	$891,588	$14,230	2.12%
DZ loan	—	—	—	—	—	—	67,935	2,126	4.15
SBA debentures and borrowings	71,490	2,633	3.68	76,544	2,985	3.90	79,157	2,300	3.86
Retail and privately placed notes	70,384	6,813	9.68	59,252	5,789	9.77	33,625	2,625	10.36
Preferred securities	33,000	966	2.97	33,000	1,522	4.61	33,000	1,111	4.47
Notes payable to banks	32,246	1,246	3.86	45,506	2,069	4.55	67,732	2,305	4.52
Other borrowings	8,270	163	1.97	8,028	159	1.98	8,286	119	1.91
Total interest-bearing liabilities	1,258,486	34,151	2.71	1,138,746	35,045	3.08	1,181,323	24,816	2.79
Non-interest-bearing liabilities
Deferred tax liability	4,959			7,602			1,549
Other liabilities (2)	29,174			28,331			22,743
Total non-interest-bearing liabilities	34,133			35,933			24,292
Total liabilities	1,292,619			1,174,679			1,205,615
Non-controlling interest	71,904			31,450			27,318
Total stockholders’ equity	247,320			263,077			264,855
Total liabilities and stockholders’ equity	$1,611,843			$1,469,206			$1,497,788
Net interest income		$110,811			$97,517			$71,987
Net interest margin			8.65%			8.64%			8.19%

(1)

Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by the Bank of $3,535, $8,163 and $3,134 as of December 31, 2020, 2019 and 2018.

(2)	Includes deferred financing costs of $5,805 and $5,105 as of December 31, 2020 and 2019.

During the twelve months ended December 31, 2020, our net loans receivable yielded 12.33% (compared to 12.49% for the twelve months ended December 31, 2019), mainly driven by the slight decline in the recreation loan average yield, which had been driven by the increase in the reserves as a result of COVID-19 as well as lower interest due to deferrals granted during the year. In addition, in 2020 there was a decline on the commercial loan yield as a result of the increase in non-accrual loans, and in the medallion portfolio, also due to all loans being placed on non-accrual. The debt, mainly certificates of deposit, helps fund the growing consumer loan business and as market rates have decreased, so has the average cost of borrowing.

Rate/Volume Analysis

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the twelve months ended December 31, 2020 and 2019 and the nine months ended December 31, 2018.

	Twelve Months Ended December 31,						Nine Months Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$29	$—	$29	$—	$—	$—	$—	$—	$—
Federal funds sold	472	(910)	(438)	(294)	75	(219)	142	18	160
Investment securities	46	(332)	(286)	3	129	132	30	12	42
Loans
Recreation	15,078	(3,832)	11,246	10,531	(2,756)	7,775	2,089	(1,427)	662
Home improvement	6,933	396	7,329	2,558	487	3,045	28	160	188
Commercial	803	(1,101)	(298)	(1,933)	(850)	(2,783)	(153)	314	161
Medallion	(1,734)	(3,448)	(5,182)	(2,245)	(972)	(3,217)	(962)	(1,460)	(2,422)
Strategic partnerships	—	—	—	—	—	—	—	—	—
Total loans	21,080	(7,985)	13,095	8,911	(4,091)	4,820	1,002	(2,413)	(1,411)
Total interest-earning assets	$21,627	$(9,227)	$12,400	$8,620	$(3,887)	$4,733	$1,174	$(2,383)	$(1,209)
Interest-bearing liabilities
Deposits	$3,213	$(3,402)	$(189)	$409	$2,913	$3,322	$218	$1,203	$1,421
DZ loan	—	—	—	(2,367)	—	(2,367)	(679)	(41)	(720)
SBA debentures and borrowings	(190)	(162)	(352)	(130)	32	(98)	32	(2)	30
Retail and privately placed notes	1,093	(69)	1,024	2,464	(172)	2,292	—	(19)	(19)
Preferred securities	—	(557)	(557)	—	24	24	—	79	79
Notes payable to banks	(515)	(308)	(823)	(979)	32	(947)	(190)	108	(82)
Other borrowings	1	2	3	1	(2)	(1)	2	4	6
Total interest-bearing liabilities	$3,602	$(4,496)	$(894)	$(602)	$2,827	$2,225	$(617)	$1,332	$715
Net	$18,025	$(4,731)	$13,294	$9,222	$(6,714)	$2,508	$1,791	$(3,715)	$(1,924)

During the twelve months ended December 31, 2020, interest income increased primarily due to the increased volume of our consumer loan portfolios, even as the average rate decreased on the recreation loan portfolio. Additionally, we continued to see a decline in our overall medallion portfolio as all loans had been placed on non-accrual, and they have continued to age 120 days or more past due and be charged-off to loan collateral in process of foreclosure. Interest expense decreased for 2020 primarily driven by the overall decrease in borrowing rates, mainly on the deposits.

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

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 6 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The tables above as well as below show the average borrowings and related borrowing costs for the years ended December 31, 2020, 2019 and 2018.

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

We continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25,000,000 commitment from the SBA. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At December 31, 2020 and 2019, short-term adjustable rate debt constituted 4% of total debt.

Loans

The gross loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. During the twelve months ended December 31, 2020 and 2019, there was continued growth in the consumer lending segments, which was partially offset by the continued shrinkage of the medallion portfolio as loans have continued to age over 120 days and be transferred to loan collateral in the process of foreclosure and payments received from borrowers. In addition, as a result of the COVID-19 pandemic, there was an increase in charge-offs and loans transferred for the medallion segment.

Twelve Months Ended December 31, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	294,885	193,098	7,575	—	1,663	497,221
Principal payments, sales, and maturities	(187,989)	(105,813)	(13,183)	(13,207)	(1,639)	(321,831)
Charge-offs, net	(14,457)	(1,229)	(28)	(42,648)	—	(58,362)
Transfer to loan collateral in process of foreclosure, net	(14,871)	—	—	(32,383)	—	(47,254)
Amortization of origination costs	(7,809)	1,910	8	(131)	—	(6,022)
Amortization of loan premium	(191)	(320)	—	(2,531)	—	(3,042)
FASB origination costs, net	9,786	(937)	—	36	—	8,885
Paid-in-kind interest	—	—	1,188	—	—	1,188
Transfer to other foreclosed property	—	—	—	(1,800)	—	(1,800)
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838

Twelve Months Ended December 31, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	301,403	142,112	18,578	—	462,093
Principal payments, sales, and maturities	(146,873)	(76,157)	(13,553)	(15,070)	(251,653)
Charge-offs, net	(17,419)	(786)	(819)	(18,664)	(37,688)
Transfer to loan collateral in process of foreclosure, net	(14,512)	—	—	(16,836)	(31,348)
Amortization of origination costs	(6,428)	1,561	34	(119)	(4,952)
Amortization of loan premium	(247)	(416)	—	(2,626)	(3,289)
FASB origination costs, net	10,370	(2,145)	610	141	8,976
Paid-in-kind interest	—	—	834	—	834
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$1,160,855

The following table presents the approximate maturities and sensitivity to change in interest rates for our loans as of December 31, 2020.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$25,031	$172,189	$947,738	$46,749	$1,191,707
Recreation	1,690	76,079	678,714	59	756,542
Home improvement	13,777	17,494	258,924	46,690	336,885
Commercial	74	53,373	10,100	—	63,547
Medallion	9,490	25,243	—	—	34,733
Adjustable-rate	$6,522	7,498	26	—	14,046
Recreation	5,101	5,706	26	—	10,833
Home improvement	—	—	—	—	—
Commercial	—	1,792	—	—	1,792
Medallion	1,421	-	—	—	1,421
Total loans(1)(2)	$31,553	$179,687	$947,764	$46,749	$1,205,753
(1)	Excludes strategic partnership loans.
(2)	As of December 31, 2020, there were no floating-rate loans.

Provision and Allowance for Loan Loss

During the twelve months ended December 31, 2020, New York taxi medallion values decreased to a net realizable value of $79,500, from $167,000 at December 31, 2019, and all medallions were deemed impaired due to the current COVID-19 pandemic. The impairment and decline in medallion values led to an increase in provision of approximately $25,945. For certain consumer loans, the reserve percentages were increased 25-100 basis points, also due to the COVID-19 pandemic. Both consumer and medallion loans were placed on deferral during the year, but as loans were no longer in deferral, there was continuing aging of recreation and medallion loans to 120 days or more, and charged-down to their collateral value. For the twelve months ended December 31, 2019, New York taxi medallion values decreased from $181,000 to $167,000.

	Twelve Months Ended December 31,
(Dollars in thousands)	2020	2019
Allowance for loan losses – beginning balance	$46,093	$36,395
Charge-offs
Recreation	(23,543)	(24,433)
Home improvement	(2,909)	(2,504)
Commercial	(31)	(819)
Medallion	(49,361)	(22,205)
Total charge-offs	(75,844)	(49,961)
Recoveries
Recreation	9,086	7,014
Home improvement	1,680	1,718
Commercial	3	—
Medallion	6,713	3,541
Total recoveries	17,482	12,273
Net charge-offs (1)	(58,362)	(37,688)
Provision for loan losses	69,817	47,386
Allowance for loan losses – ending balance (2) (3)	$57,548	$46,093

(1)

As of December 31, 2020, net cumulative charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $279,188, some of which represents collection opportunities for the Company.

(2)

As of December 31, 2020, the general reserves previously recorded for the Company’s medallion loan portfolio had been reversed as all loans had been deemed impaired and written down to collateral value.

(3)	As of December 31, 2020, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of December 31, 2020 and 2019.

December 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$27,348	48%	3.45%	378.20%
Home improvement	5,157	9	1.54	NM
Commercial	—	—	—	—
Medallion	25,043	43	66.31	68.01
Total	$57,548	100%	4.68%	93.17%

December 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$18,075	39%	2.53%	228.25%
Home improvement	2,608	6	1.05	NM
Commercial	—	—	—	—
Medallion	25,410	55	19.48	389.84
Total	$46,093	100%	3.97%	174.04%

As of December 31, 2020, there was an increase in the allowance for loan losses as related to the recreation loan portfolio as compared to December 31, 2019. This change was due to the significant increase in loans originated during the year, along with the increased in reserve percentages as a result of the COVID-19 pandemic. For the medallion loans, there was a significant increase in the reserve as a percentage of the total loans which had been driven by all medallion loans being deemed impaired, and also driven by the COVID-19 pandemic.

The following table sets forth the pre-tax changes in our unrealized appreciation (depreciation) on investments, for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	Medallion Loans	Commercial Loans	Investments in Subsidiaries	Equity Investments	Investments Other Than Securities	Total
Balance December 31, 2017	$(20,338)	$(513)	$158,920	$3,121	$(1,490)	$139,700
Net change in unrealized
Appreciation on investments	—	—	38,795	(998)	—	37,797
Depreciation on investments	(38,170)	18	—	—	(1,915)	(40,067)
Reversal of unrealized appreciation (depreciation) related to realized
Gains on investments	—	—	—	—	—	—
Losses on investments	34,747	—	—	—	—	34,747
Balance March 31, 2018	(23,761)	(495)	197,715	2,123	(3,405)	172,177

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	December 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Recreation	$5,343	0.5%	$5,800	0.5%	$4,133	0.4%
Home improvement	170	0.0	184	0.0	135	0.0
Commercial	75	0.0	107	0.0	279	0.0
Medallion	1,290	0.1	2,572	0.2	16,678	1.7
Total loans 90 days or more past due	$6,878	0.6%	$8,663	0.7%	$21,225	2.1%

(1)	Percentages are calculated against the total or managed loan portfolio, as appropriate.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 327%, 190%, and 220% as of December 31, 2020, 2019, and 2018.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following table shows the activity of loan collateral in process of foreclosure for the twelve months ended December 31, 2020 and 2019.

Twelve Months Ended December 31, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	14,871	32,403	47,274
Sales	(7,512)	(300)	(7,812)
Cash payments received	—	(5,687)	(5,687)
Collateral valuation adjustments	(7,403)	(24,523)	(31,926)
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560

Twelve Months Ended December 31, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	14,512	16,836	31,348
Sales	(7,591)	(1,515)	(9,106)
Cash payments received	—	(7,697)	(7,697)
Collateral valuation adjustments	(6,948)	(4,381)	(11,329)
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711

The following table presents the gain/loss experience on the investment portfolio for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	March 31, 2018
Realized gains (losses) on loans and equity investments
Medallion loans	$(34,747)
Commercial loans	2
Total loans	(34,745)

Total realized losses on loans and equity investments	$(34,745)
Net realized losses on investments at Medallion Bank and other controlled subsidiaries	(23,073)

Total managed realized losses on loans and equity investments	$(57,818)
Realized gains (losses) as a % of average balances outstanding
Medallion loans	(65.74)%
Commercial loans	0.01
Total loans	(45.96)

Net investments	(30.89)
Net investments at Medallion Bank and other controlled subsidiaries	(9.66)%
Managed net investments	(18.22)%

The following table sets forth the pre-tax changes in our unrealized and realized gains and losses in the investment portfolio for the three months ended March 31, 2018 under Investment Company Accounting.

(Dollars in thousands)	March 31, 2018
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$(998)
Unrealized depreciation	(38,152)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115
Realized gains	—
Realized losses	34,747
Net unrealized losses on investments other than securities and other assets	(1,915)
Total	$22,797
Net realized gains (losses) on investments
Realized gains	$—
Realized losses	(34,747)
Other gains	—
Direct recoveries (charge-offs)	2
Total	$(34,745)

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments; RPAC and corporate and other investments. All results are for the twelve months ended December 31, 2020 and 2019 and the nine months ended December 31, 2018.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 76% and 75% of our interest income for the twelve months ended December 31, 2020 and 2019 and 71% for the nine months ended December 31, 2018. The loans are secured primarily by RVs, boats, and trailers with RV loans making up 60% of the portfolio, boat loans making up 19% of the portfolio, and trailer loans making up 12% of the portfolio as of December 31, 2020, compared to 61%, 19%, and 12% as of December 31, 2019. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 17%, 10%, and 9% of loans outstanding at December 31, 2020 and 2019 and with no other states over 9%.

During the twelve months ended December 31, 2020 and 2019, the recreation portfolio continued to grow, leading to an increase in interest income and net income for the year, even as the allowance percentage increased. During the nine months ended December 31, 2018, the recreation segment grew and also included a third quarter sale of $55,979,000 of recreation loans for a gain of $3,093,000, included in non-interest income (expense).

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2020 and 2019 and the nine months ended December 31, 2018.

	Twelve Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Selected Earnings Data
Total interest income	$110,706	$99,463	$68,870
Total interest expense	13,013	13,304	6,986
Net interest income	97,693	86,159	61,884
Provision for loan losses	23,736	28,638	15,118
Net interest income after loss provision	73,957	57,521	46,766
Total other income (expense), net	(27,341)	(23,490)	(14,242)
Net income before taxes	46,616	34,031	32,524
Income tax provision	(12,004)	(8,813)	(8,579)
Net income after taxes	$34,612	$25,218	$23,945
Balance Sheet Data
Total loans, gross	$792,686	$713,332	$587,038
Total loan allowance	27,348	18,075	6,856
Total loans, net	765,338	695,257	580,182
Total assets	777,605	707,377	590,746
Total borrowings	621,735	563,805	434,527
Selected Financial Ratios
Return on average assets	4.59%	3.84%	5.48%
Return on average equity	22.93	17.19	22.60
Interest yield	14.90	15.39	15.78
Net interest margin	13.15	13.33	14.18
Reserve coverage	3.45	2.53	1.17
Delinquency status (1)	0.70	0.84	0.73
Charge-off%	1.95	2.69	1.89

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in swimming pools, roofs, windows, and solar panels at 27%, 24%, 13%, and 8% at December 31, 2020, as compared to 23%, 21%, 14%, and 12% of total loans outstanding at December 31, 2019, with no other collateral types over 8%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Florida, Texas, and Ohio at 11%, 11%, and 9% at December 31, 2020, as compared to 11%, 11%, and 10% of loans outstanding at December 31, 2019, and with no other states over 9%.

For the twelve months ended December 31, 2020 and 2019, the home improvement loan portfolio continued to grow, leading to an increase in interest income and overall net income. In September 2018, we sold $44,909,000 of home improvement loans for a gain of $2,079,000, which is included in other income (expense).

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2020 and 2019 and the nine months ended December 31, 2018.

	Twelve Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Selected Earnings Data
Total interest income	$27,273	$19,943	$12,799
Total interest expense	5,699	4,757	2,290
Net interest income	21,574	15,186	10,509
Provision for loan losses	3,778	1,598	2,453
Net interest income after loss provision	17,796	13,588	8,056
Other income (expense), net	(9,611)	(7,520)	(3,093)
Net income before taxes	8,185	6,068	4,963
Income tax provision	(2,108)	(1,572)	(1,319)
Net income after taxes	$6,077	$4,496	$3,644
Balance Sheet Data
Total loans, gross	$334,033	$247,324	$183,155
Total loan allowance	5,157	2,608	1,796
Total loans, net	328,876	244,716	181,359
Total assets	340,494	252,704	188,892
Total borrowings	272,284	201,605	143,815
Selected Financial Ratios
Return on average assets	2.07%	2.20%	2.56%
Return on average equity	10.35	10.22	11.30
Interest yield	9.66	9.50	9.06
Net interest margin	7.62	7.24	7.44
Reserve coverage	1.54	1.05	0.98
Delinquency status (1)	0.05	0.07	0.07
Charge-off%	0.44	0.37	0.46

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 53% of which are located in the Midwest region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and professional, scientific, and technical services making up 57% and 14% of loans outstanding at December 31, 2020, and 63% and 13% at December 31, 2019.

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2020 and 2019 and the nine months ended December 31, 2018. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Twelve Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Selected Earnings Data
Total interest income	$6,926	$7,183	$7,076
Total interest expense	2,538	2,833	1,502
Net interest income	4,388	4,350	5,574
Provision for loan losses	—	364	—
Net interest income after loss provision	4,388	3,986	5,574
Other income (expense), net	(3,196)	(1,149)	(1,824)
Net income before taxes	1,192	2,837	3,750
Income tax provision	(299)	(684)	(862)
Net income after taxes	$893	$2,153	$2,888
Balance Sheet Data
Total loans, gross	$62,037	$66,405	$59,973
Total loan allowance	—	—	—
Total loans, net	62,037	66,405	59,973
Total assets	80,622	84,924	93,807
Total borrowings	65,924	68,666	53,719
Selected Financial Ratios
Return on average assets	1.07%	2.44%	4.27%
Return on average equity	5.17	12.21	9.43
Interest yield	10.51	11.39	14.25
Net interest margin	6.66	6.90	11.23
Reserve coverage(1)	0.00	0.00	0.00
Delinquency status (1) (2)	0.11	0.15	0.44
Charge-off% (3)	0.04	1.30	0.00

(1)	Ratio is based off of total commercial balances, and relates solely to the legacy commercial loans balances.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending business, and relates to the total loan business.

	December 31, 2020		December 31, 2019
Geographic Concentrations	Total Gross Loans	% of Market	Total Gross Loans	% of Market
Michigan	$10,461	17%	$10,331	16%
Illinois	9,473	15	9,359	14
North Carolina	6,836	11	5,250	8
Minnesota	5,679	9	9,462	14
Texas	5,559	9	3,306	5
California	5,000	8	4,997	8
Other (1)	19,029	31	23,700	35
Total	$62,037	100%	$66,405	100%

(1)	Includes seven other states, which were all under 7% as of December 31, 2020, and nine other states, which were all under 8% as of December 31, 2019.

Medallion Lending

The medallion lending segment operates mainly in the New York City, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services. For the twelve months ended December 31, 2020, we saw a significant decline in the medallion collateral value from $167,000 at December 31, 2019 to $79,500 as of December 31, 2020, which was primarily due to the current COVID-19 pandemic, and we recognized an additional net loss of $41,652,000 due to the reserves and write-down of collateral related to the loans in process of foreclosure. Additionally, we had deemed all medallion loans impaired and placed them on nonaccrual in the third quarter of 2020. For the twelve months ended December 31, 2019, we saw the taxi medallion values decline slightly in the New York City and Chicago markets, although we did see an improvement in collections. For the nine months ended December 31, 2018, we saw a leveling off in the medallion values in the New York City market, while in other markets there were declines in values. During the 2018 fourth quarter, we deconsolidated Trust III, which resulted in a gain of $25,325,000, leading to an overall decline in medallion loans. All the loans are secured by the medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2020 and 2019 and the nine months ended December 31, 2018.

	Twelve Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Selected Earnings Data
Total interest income (loss)	$(1,518)	$3,665	$6,317
Total interest expense	3,610	7,962	10,125
Net interest loss	(5,128)	(4,297)	(3,808)
Provision for loan losses	42,276	16,331	41,437
Net interest loss after loss provision	(47,404)	(20,628)	(45,245)
Other income (expense), net	(30,366)	(10,493)	9,742
Net loss before taxes	(77,770)	(31,121)	(35,503)
Income tax benefit	19,520	7,596	7,938
Net loss after taxes	$(58,250)	$(23,525)	$(27,565)
Balance Sheet Data
Total loans, gross	$37,768	$130,432	$183,606
Total loan allowance	25,043	25,410	27,743
Total loans, net	12,725	105,022	155,863
Total assets	124,554	217,483	273,501
Total borrowings	98,636	176,825	294,465
Selected Financial Ratios
Return on average assets	(33.21)%	(9.73)%	(10.13)%
Return on average equity	(165.21)	(48.49)	NM
Interest yield	(2.11)	2.88	3.58
Net interest margin	(7.14)	(3.38)	(2.16)
Reserve coverage	66.31	19.48	15.11
Delinquency status (1)	3.57	2.04	9.43
Charge-off%	59.38	14.68	7.76

(1)	Loans 90 days or more past due.

	December 31, 2020		December 31, 2019
Geographic Concentration	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$33,657	89%	$115,340	88%
Newark	3,811	10	14,316	11
All Other	300	1	776	1
Total	$37,768	100%	$130,432	100%

	December 31, 2020		December 31, 2019
Geographic Concentration	Total Loan Collateral in Process of Foreclosure Loans	% of Market	Total Loan Collateral in Process of Foreclosure Loans	% of Market
New York City	$38,738	73%	$41,494	81%
Newark	7,994	15	2,277	4
Chicago	6,057	11	6,425	13
All Other	339	1	1,039	2
Total	$53,128	100%	$51,235	100%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winning activity over the ten month race season (February through November) during the year. As a result of COVID-19, the race season was suspended from March 15, 2020 through May 17, 2020. As states began to reopen, NASCAR began racing and completed all races on a revised schedule.

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2020 and 2019 and the nine months ended December 31, 2018.

	Twelve Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Selected Earnings Data
Sponsorship, race winnings, and other income	$20,042	$18,742	$14,368
Race and other expenses	16,339	15,938	18,597
Interest expense	163	159	121
Total expenses	16,502	16,097	18,718
Net income (loss) before taxes	3,540	2,645	(4,350)
Income tax (provision) benefit	(889)	(329)	1,108
Net income (loss) after taxes	$2,651	$2,316	$(3,242)

Balance Sheet Data
Total assets	$33,711	$31,538	$29,925
Total borrowings	8,689	7,794	7,649
Selected Financial Ratios
Return on average assets	7.98%	7.28%	(11.69)%
Return on average equity	NM	(96.37)	NM

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, other assets, liabilities, revenues, and expenses not allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment, for a total of $24,000 of net loans as of December 31, 2020. This segment also reflects the elimination of all intercompany activity among the consolidated entities.

The following table presents certain financial data and ratios as of and for the twelve months ended December 31, 2020 and 2019 and the nine months ended December 31, 2018.

(Dollars in thousands)	Twelve Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2018
Selected Earnings Data
Total interest income	$1,575	$2,308	$1,741
Total interest expense	9,128	6,030	3,792
Net interest loss	(7,553)	(3,722)	(2,051)
Total interest expense	27	—	—
Net interest loss	(7,580)	(3,722)	(2,051)
Other income (expense), net	(11,164)	(8,401)	(6,489)
Net loss before taxes	(18,744)	(12,123)	(8,540)
Income tax benefit	5,854	3,461	1,005
Net loss after taxes	$(12,890)	$(8,662)	$(7,535)

Balance Sheet Data
Total loans, gross	$3,314	$3,362	$4,110
Total loan allowance	—	—	—
Total loans, net	3,314	3,362	4,110
Total assets	285,425	247,641	204,975
Total borrowings	244,987	150,898	127,853
Selected Financial Ratios
Return on average assets	(5.06)%	(3.71)%	(4.07)%
Return on average equity	(23.29)	(14.26)	(12.37)

Summary Consolidated Financial Ratios

The below presents selected financial ratios for the Company, for the twelve months ended December 31, 2020 and 2019 and the nine months ended December 31, 2018.

(Dollars in thousands, Except per share data)	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Selected financial ratios
Return on average assets (ROA)	(2.16)%	(0.12)%	(0.90)%
Return on average equity (ROE)	(10.90)	(0.59)	(4.62)
Dividend payout ratio	—	—	—
Net interest margin	8.65	8.64	8.19
Other income ratio (2)	(0.46)	1.81	1.88
Total expense ratio (3)	7.51	9.18	9.77
Equity to assets (1)	18.54	21.70	21.00
Debt to equity (1)	4.3x	3.5x	3.7x
Loans receivable to assets	71%	72%	71%
Net charge-offs	58,362	37,688	22,613
Net charge-offs as a % of average loans receivable	5.00%	3.60%	2.73%
Allowance coverage ratio	4.68	3.97	3.58

(1)	Includes $73,153, $71,320 and $27,596 related to the non-controlling interests in consolidated subsidiaries as of December 31, 2020, 2019, and 2018.
(2)

Other income ratio represents other income divided by average interest earning assets, and excludes the gain on the deconsolidation of Trust III of $25,325 for the nine months ended December 31, 2018. See Note 20 for additional information.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

Consolidated Results of Operations

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net loss attributable to shareholders was $34,783,000, or $1.42 per share, for the year ended December 31, 2020, compared to the net loss attributable to shareholders of $1,762,000, or $0.07 per share, for the year ended December 31, 2019.

Total interest income was $144,962,000 for the year ended December 31, 2020, compared to $132,562,000 for the year ended December 31, 2019. The increase in interest income reflected the continued growth in the consumer lending segments, which was partially offset by contraction in the medallion lending segment, driven by both a decline in overall medallion loans along with all loans being placed on nonaccrual. The yield on interest earning assets was 11.32% for 2020, compared to 11.75% for 2019. Average interest earning assets were $1,280,445,000 for the year, an increase from $1,255,251,000 in the prior year.

Loans before the allowance for loan losses were $1,229,838,000 as of December 31, 2020, comprised of recreation ($792,686,000), home improvement ($334,033,000), commercial ($65,327,000), medallion ($37,768,000), and strategic partnership ($24,000) loans. The Company had an allowance for loan losses as of December 31, 2020 of $57,548,000, which was attributable to the recreation (48%), medallion (43%), and home improvement (9%) loan portfolios. As of December 31, 2019, loans before allowance for loan losses were $1,160,855,000, comprised of recreation ($713,332,000), home improvement ($247,324,000), medallion ($130,432,000), and commercial ($69,767,000) loans. The Company had an allowance for loan losses as of December 31, 2019 of $46,093,000, which was attributable to medallion (55%), recreation (39%), and home improvement (6%) loans.

Loans increased $68,983,000, or 6%, from December 31, 2019 to $1.2 billion as of December 31, 2020 as a result of $497,221,000 of loan originations, partially offset by principal payments, net charge-offs (mainly on medallion loans), and transfers to loan collateral in process of foreclosure. The provision for loan losses was $69,817,000 for the year ended December 31, 2020, compared to $47,386,000 for 2019. The increase was mainly due to all medallion loans being deemed impaired due to the continued uncertainty of the potential continued impact of the COVID-19 pandemic on those borrowers. In addition, New York City and almost all other market net collateral values decreased, and the loans were written down, leading to an increase in provisions of approximately $25,945,000. Additionally, this change reflected the increase of reserve percentages ranging from 25 to 100 basis points on the recreation subprime loan business, related to the uncertainty about the potential impact on the businesses as a result of COVID-19. The charge-off ratios on the loan portfolios increased to 5.00% for the year ended December 31, 2020 compared to 3.60% for the prior year, mostly in the medallion segment. See Note 4 for additional information on loans and the allowance for loan losses.

Interest expense was $34,151,000 for the year ended December 31, 2020, compared to $35,045,000 for the year ended December 31, 2019. The average cost of borrowed funds was 2.71% for 2020, compared to 3.08% for 2019, mainly driven by the decline in market rates for deposits. Average debt outstanding was $1,258,257,000 for 2020, compared to $1,138,746,000 for 2019. This increase was driven by the issuance additional certificates of deposits to increase our liquidity and help fund the growing consumer segment along with the new issuance of privately placed notes. See page 41 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $110,811,000 for the year ended December 31, 2020, compared to $97,517,000 for the prior year. The net interest margin was 8.65%, compared to 8.64% for the year ended December 31, 2019, reflecting the above.

Net other income (loss), which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income was a loss of $5,936,000 for the year ended December 31, 2020, compared to income of $20,387,000 for the year ended December 31, 2019. The decline was mainly due to significant reductions in collateral values for the New York City taxi medallions and other markets, along with a $4,145,000 gain on debt extinguishment in 2019, and a $3,510,000 charge in connection with the writeoff of a non-core sports-related investment in 2020, all which was partly offset by an increase in sponsorship and race winnings in the year ended December 31, 2020.

Operating expenses were $72,039,000 for the year ended December 31, 2020, compared to $68,181,000 for the prior year. Salaries and benefits were $28,172,000 for 2020, an increase from $24,971,000 for 2019, which was mainly attributable to increased salaries related to the Bank due to its continued growth, an increase in bonuses for the entire Company, as well as increased stock option expense. Race team costs were $8,366,000 in 2020, compared to $8,996,000 for 2019, which reflected the condensed race schedule and lower travel and racing costs. Professional fees were $8,047,000 for the year, an increase from the $7,402,000 for 2019, primarily reflective of legal costs for a variety of corporate matters. Loan servicing costs were $6,737,000 for the year, up from $5,253,000 for 2019, primarily reflecting the increased costs of servicing the growing recreation and home improvement consumer loans, which have grown 17% from December 31, 2019. Loan collection costs declined from $6,638,000 for 2019, to $5,454,000 for 2020, due to improvement in contracts with the collectors. Occupancy and other operating expenses were $15,263,000 for the year, which increased $342,000, or 2%, compared to the prior year, due to race related other costs, partly offset by lower travel, meals and entertainment expenses as a result of the shut-downs related to COVID-19.

Total income tax benefit was $10,074,000 for 2020, compared to an income tax provision of $341,000 for 2019. The 2020 year benefit included $1,228,000 of benefit related to a change in the effective tax rate, while the 2019 year included benefits of $380,000 attributable to net operating loss revaluations, $916,000 of benefits related to a change in the effective income tax rate and $600,000 tax benefit related to the settlement of a state audit. See Note 8 for more information.

Loan collateral in process of foreclosure was $54,460,000 at December 31, 2020, an increase from $52,711,000 at December 31, 2019. The increase was primarily reflective of additional loans having reached 120 days past due and being charged down to their collateral value and reclassified to loan collateral in process of foreclosure, partly offset by the continued decline in collateral values on the medallion portfolio.

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

Operating expenses were $68,181,000 for the twelve months ended December 31, 2019, compared to $62,081,000 for the nine months December 31, 2018. Salaries and benefits expense was $24,971,000 for the twelve months ended December 31, 2019 compared to $19,357,000 for the nine months ended December 31, 2018, professional fees were $7,402,000 for the twelve months ended December 31, 2019, compared to $8,609,000 for the nine months ended December 31, 2018, primarily reflecting legal costs for a variety of corporate and investment-related matters, and collections costs were $6,638,000 for the twelve months ended December 31, 2019, compared to $5,207,000 for the nine months ended December 31, 2018. The remaining expenses for the twelve months ended December 31, 2019 included race team costs of $8,996,000, loan servicing costs of $5,253,000, primarily reflecting costs of servicing the recreation and home improvement consumer loans, and occupancy and other expenses of $14,921,000, whereas for the nine months ended December 31, 2018, race team costs were $7,121,000, loan servicing costs were $3,470,000, and occupancy and other operating expenses were $18,317,000, which included the impairment on goodwill of $5,615,000

Total income tax expense was $341,000 for the twelve months ended December 31, 2019, compared to $709,000 for the nine months ended December 31, 2018. The current year tax expense included $891,000 due to changes in effective state income tax rates, partly offset by $380,000, $640,000 and $309,000 of benefit due to the revaluation of the net operating losses, changes in state income tax accruals and income attributable to non-controlling interest. See Note 8 for more information.

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

The following table presents our interest rate sensitivity gap at December 31, 2020. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

December 31, 2020 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$58,977	$—	$—	$—	$—	$—	$—	$58,977
Adjustable rate	6,523	8,258	1,845	40	—	26	—	16,692
Fixed-rate	26,845	37,141	44,606	53,989	56,643	60,328	954,388	1,233,940
Cash	54,743	—	—	—	—	—	—	54,743
Total earning assets	$147,088	$45,399	$46,451	$54,029	$56,643	$60,354	$954,388	$1,364,352
Interest bearing liabilities
Deposits	$393,835	$241,605	$190,387	$120,040	$121,955	$—	$—	$1,067,822
Retail and privately placed notes	33,625	—	—	36,000	—	—	33,600	103,225
SBA debentures and borrowings	22,508	—	5,000	5,000	14,000	14,000	7,500	68,008
Preferred securities	33,000	—	—	—	—	—	—	33,000
Notes payable to banks	30,421	—	—	840	—	—	—	31,261
Other borrowings	500	7,442	—	—	747	—	—	8,689
Total liabilities	$513,889	$249,047	$195,387	$161,880	$136,702	$14,000	$41,100	$1,312,005
Interest rate gap	$(366,801)	$(203,648)	$(148,936)	$(107,851)	$(80,059)	$46,354	$913,288	$52,347
Cumulative interest rate gap	$(366,801)	$(570,449)	$(719,385)	$(827,236)	$(907,295)	$(860,941)	$52,347	$—
December 31, 2019 (2)	$(260,024)	$(500,953)	$(651,546)	$(689,819)	$(748,187)	$(706,935)	$83,402	$—
December 31, 2018 (2)	$(232,323)	$(409,272)	$(563,100)	$(638,264)	$(600,146)	$(554,335)	$59,833	$—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (27%), as of December 31, 2020, and was (21%) as of December 31, 2019 and 2018.
(2)	Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $1,364,352,000 and interest rate sensitive liabilities were $1,312,005,000 at December 31, 2020. The one-year cumulative interest rate gap was a negative $366,801,000 or 27% of interest rate sensitive assets. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

With the cessation of LIBOR at the end of 2021, we are currently reviewing the impact on our loans and borrowings. We do not have lendings tied to LIBOR and do not expect a significant impact on our loans. We expect to rely on our lenders to adjust and communicate rate adjustments, however, we do not expect a material impact on our borrowings.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. As of December 31, 2020, we had unfunded commitments from the SBA of $25,000,000.

Additionally, the Bank has access to independent sources of funds for our business originated at the Bank, primarily through brokered certificates of deposit. The Bank has $45,000,000 available under federal funds lines with several commercial banks. In addition, the Bank can retain earnings in its business to fund future growth.

In February 2021, we completed a private placement to certain institutional investors of $25,000,000 aggregate principal amount of 7.25% unsecured senior notes due February 2026, with interest payable semiannually. A follow-on offering of these notes in March 2021 raised an additional $3,250,000.

In December 2020, we completed a private placement to certain institutional investors of $33,600,000 aggregate principal amount of 7.50% unsecured senior notes due December 2027, with interest payable semiannually. A follow-on offering of these notes in both February and March 2021 raised an additional $8,500,000.

The net proceeds from the December 2020 and February 2021 private placements will be used for general corporate purposes, including repayment of outstanding debt such as the maturing 9.00% retail notes in April 2021 and may also be used to pay down other borrowings outstanding, possibly including some borrowings at a discount.

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

The components of our debt were as follows at December 31, 2020, exclusive of deferred financing costs of $5,805,000. See Note 6 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$1,068,072	81%	1.71%
Retail and privately placed notes	103,225	8	8.25
SBA debentures and borrowings	68,008	5	3.36
Preferred securities	33,000	3	2.35
Notes payable to banks	31,261	2	3.67
Other borrowings	8,689	1	1.91
Total outstanding debt	$1,312,255	100%	2.37%

(1)	Weighted average contractual rate as of December 31, 2020.
(2)	Balance includes $250 of strategic partner reserve deposits as of December 31, 2020.

We have employment agreements with certain key officers for either one-, two- or five-year terms. They all expire at various dates through 2025, with payments under these agreements of approximately $12,056,000 as of December 31, 2020.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2020, but does not reflect the additional notes issued in February 2021, as described above.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Deposits (2)	$393,835	$241,605	$190,387	$120,040	$121,955	$—	$1,067,822
Retail and privately placed notes	33,625	—	—	36,000	—	33,600	103,225
SBA debentures and borrowings	22,508	—	5,000	5,000	14,000	21,500	68,008
Preferred securities	—	—	—	—	—	33,000	33,000
Notes payable to banks	30,701	280	280	—	—	—	31,261
Other borrowings	500	7,442	—	—	747	—	8,689
Operating lease obligations	2,474	2,406	2,356	2,373	2,390	3,521	15,520
Total	$483,643	$251,733	$198,023	$163,413	$139,092	$91,621	$1,327,525

(1)	Total debt is exclusive of deferred financing costs of $5,805.
(2)	Balance excludes $250 of strategic reserve deposits as of December 31, 2020.

Approximately $730,000,000 of our borrowing relationships have maturity dates during 2021 through 2022, including almost $635,000,000 of brokered CD’s. We have been in active and ongoing discussions with each of these lenders and, to date, have extended each of the facilities as they matured. We have arranged for changes to the terms of the notes and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future. As a result of the cash flow shortages due to the slowdown in the taxi industry resulting from the COVID-19 pandemic, we received 180 day payment deferrals that terminated in August and modifications to provide for interest only payments through the end of 2020 for the notes payable to banks.

On July 16, 2019, we paid $10,819,000 at maturity in satisfaction of all our outstanding obligations under one of our credit facilities. In connection with this payment, we obtained a waiver from one of our other lenders, with a term note of $1,839,000, of certain resulting repayment and other obligations, which waiver expires on June 15, 2021.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2020 by $1,183,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been ($1,763,000) at December 31, 2020. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2020. See Note 6 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.		MB	MFC	MCI	FSVC	RPAC and Other	December 31, 2020(1)	December 31, 2019(1)
Cash and cash equivalents	$33,743	(2)	$58,877	$4,261	$10,674	$69	$4,416	$112,040	$67,821
Brokered CDs & other borrowed funds	—		1,068,072		—	—	—	1,068,072	954,245
Average interest rate	—		1.71%	—	—	—	—	1.71%	2.35%
Maturity	—		1/21-12/25	—	—	—	—	1/21-12/25	1/20-9/24
Retail and privately placed notes	103,225		—	—	—	—	—	103,225	69,625
Average interest rate	8.25%		—	—	—	—	—	8.25%	8.61%
Maturity	4/21-12/27		—	—	—	—	—	4/21-12/27	4/21-3/24
SBA debentures and borrowings	—		—	—	79,000	14,008	—	93,008	74,746
Amounts undisbursed	—		—	—	25,000	—	—	25,000	3,000
Amounts outstanding	—		—	—	54,000	14,008	—	68,008	71,746
Average interest rate	—		—	—	3.39%	3.25%	—	3.36%	3.42%
Maturity	—		—	—	3/21- 9/30	4/21	—	3/21-9/30	2/20-3/29
Bank loans	19,734		—	11,527	—	—	—	31,261	33,183
Average interest rate	3.75%		—	3.54%	—	—	—	3.67%	4.11%
Maturity	2/21-9/21		—	2/21 - 12/23	—	—	—	2/21-12/23	9/20-12/23
Preferred securities	33,000		—	—	—	—	—	33,000	33,000
Average interest rate	2.35%		—	—	—	—	—	2.35%	4.01%
Maturity	9/37		—	—	—	—	—	9/37	9/37
Other borrowings	—		—	—	—	—	8,689	8,689	7,794
Average interest rate	—		—	—	—	—	1.91%	1.91%	2.00%
Maturity	—		—	—	—	—	12/21 - 6/25	12/21 - 6/25	3/20-12/20
Total cash	$33,743		$58,877	$4,261	$10,674	$69	$4,416	$112,040	$67,821
Total debt outstanding	$155,959		$1,068,072	$11,527	$54,000	$14,008	$8,689	$1,312,255	$1,169,593

(1)	Total debt is exclusive of deferred financing costs of $5,805 and $5,105 as of December 31, 2020 and 2019.
(2)	Includes $2,970 of an interest reserve associated with the 2019 private placement, which can be used for no other purpose for three years.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments.” The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In November 2019 the FASB issued ASU 2019-10 to defer implementation of the standard for smaller reporting companies, such as us, to fiscal years beginning after December 15, 2022. We are assessing the impact the update will have on our financial statements, and expect the update to have a material impact on our accounting for estimated credit losses on our loans.

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

In addition, the illiquidity of portions of our loan portfolio and investments may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of our portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net interest income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2020 by $1,183,000 on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been ($1,763,000) at December 31, 2020. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2020 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2020 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2020, and selected financial ratios and other data (see note 14) for the year ended December 31, 2018 of the Company, and our report dated March 15, 2021 expressed an unqualified opinion.

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

Edison, New Jersey

March 15, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2021 for our fiscal year 2021 Annual Meeting of Shareholders under the captions “Our Directors and Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2021 for our fiscal year 2021 Annual Meeting of Shareholders under the captions “Corporate Governance,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2021 for our fiscal year 2021 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2021 for our fiscal year 2021 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2021 for our fiscal year 2021 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

3.2	Amended and Restated By-Laws of Medallion Financial Corp. Filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 27, 2018 (File No. 001-37747) and incorporated by reference herein.

4.1

Description of Registered Securities of Medallion Financial Corp. Filed as Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as amended by Amendment No. 1 thereto filed on June 5, 2020 (File No. 001-37747) and incorporated by reference herein.

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

4.14

Amendment No. 9 to Note, dated and effective as of September 1, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 3, 2020 (File No. 001-37747) and incorporated by reference herein.

4.15

Amendment No. 10 to Note, dated and effective as of September 14, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 15, 2020 (File No. 001-37747) and incorporated by reference herein.

4.16

Amendment No. 11 to Note, dated and effective as of September 23, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 24, 2020 (File No. 001-37747) and incorporated by reference herein.

4.17

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 26, 2019 (File No. 001-37747) and incorporated by reference herein.

4.18

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2020 (File No. 001-37747) and incorporated by reference herein.

4.19

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 1, 2020 (File No. 001-37747) and incorporated by reference herein.

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

10.13

2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2018 Annual Meeting of Shareholders filed on April 30, 2018 (File No. 001-37747) and incorporated by reference herein.*

10.14

Amendment to Medallion Financial Corp. 2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2020 Annual Meeting of Shareholders filed on April 28, 2020 (File No. 001-37747) and incorporated by reference herein.*

10.15

Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.16

First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.17

Second Amendment of Lease, dated August 5, 2015, by and between Sage Realty Corporation and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2015 (File No. 814-00188) and incorporated by reference herein.

10.18

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

10.30

Ninth Amendment to Agreement of Lease, dated August 19, 2019, by and between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2019 (File No. 001-37747) and incorporated by reference herein.

10.31

Commitment Letter, dated July 31, 2020, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on August 3, 2020. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2020 (filed No. 001-33747) and incorporated by reference herein.

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

10.35

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

10.38

Amendment No. 3 to Loan Agreement, dated and effective as of January 31, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2019 (File No. 001-37747) and incorporated by reference herein.

10.39

Amendment No. 4 to Loan Agreement, dated and effective as of February 15, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2019 (File No. 001-37747) and incorporated by reference herein.

10.40

Amendment No. 5 to Loan Agreement, dated and effective as of March 14, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019 (File No. 001-37747) and incorporated by reference herein.

10.41

Amendment No. 6 to Loan Agreement, dated and effective as of March 27, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2019 (File No. 001-37747) and incorporated by reference herein.

10.42

Amendment No. 7 to Loan Agreement, dated and effective as of January 30, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2020 (File No. 001-37747) and incorporated by reference herein.

10.43

Amendment No. 8 to Loan Agreement, dated and effective as of March 27, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.42 to the Annual Report on Form 10-K filed for the Fiscal Year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

10.44

Amendment No. 9 to Loan Agreement, dated and effective as of June 1, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2020 (File No. 001-37747) and incorporated by reference herein.

10.45

Amendment No. 10 to Loan Agreement, dated and effective as of September 1, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2020 (File No. 001-37747) and incorporated by reference herein.

10.46

Amendment No. 11 to Loan Agreement, dated and effective as of September 14, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 15, 2020 (File No. 001-37747) and incorporated by reference herein.

10.47

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

MEDALLION FINANCIAL CORP.

Date:	March 15, 2021

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2021
Alvin Murstein

/s/ Larry D. Hall	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2021
Larry D. Hall

/s/ Andrew M. Murstein	President and Director	March 15, 2021
Andrew M. Murstein

/s/ John Everets	Director	March 15, 2021
John Everets

/s/ Cynthia Hallenbeck	Director	March 15, 2021
Cynthia Hallenbeck

/s/ Frederick A. Menowitz	Director	March 15, 2021
Frederick A. Menowitz

/s/ David L. Rudnick	Director	March 15, 2021
David L. Rudnick

/s/ Allan J. Tanenbaum	Director	March 15, 2021
Allan J. Tanenbaum

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on the Consolidated Financial Statements and Selected Financial Ratios and Other Data

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and changes in net assets, and cash flows for each of the three years in the three-year period ended December 31, 2020 and the related notes to the financial statements and the selected financial ratios and other data (see Note 14) for the three months ended March 31, 2018 (collectively referred to as the “consolidated financial statements and selected financial ratios and other data”). In our opinion, the consolidated financial statements and selected financial ratios and other data present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in stockholders’ equity and net assets, and cash flows for each of the three years in the three-year period ended December 31, 2020, and the selected financial ratios and other data for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

Critical Audit Matter Description

As discussed, in Notes 2 and 4 to the consolidated financial statements, the allowance for loans losses is assessed on a regular basis on loans segregated into homogenous pools based on similarities. Through the evaluation, general allowances for loan losses are assessed based on historical delinquency and actual loss rates. General allowances are evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. Management also analyzes and considers several other relevant internal and external factors. Considering the estimation and judgment required by management in determining adjustments for loan losses, our audit of the allowance for loan losses and the related disclosures required a high degree of auditor judgment regarding the qualitative adjustments.

How the Critical Matter Was Addressed in the Audit

Our audit procedures related to the allowance for loan loss included the following, among others:

•

We tested the effectiveness of controls over the Company’s allowance for loan loss analysis inclusive of the controls over loan charge-off activity and including additional considerations with respect to current economic conditions and management’s review of the adequacy of the allowance for loan loss.

•

We evaluated management’s judgement and assumptions used in the development of the qualitative adjustments for reasonableness, and the reliability of the underlying data on which the adjustments are based.

•	We tested the mathematical accuracy of (i) the historical charge-off activity, (ii) the quantitative measure of the qualitative loss factors, and (iii) the formula analysis model calculations.
•	We evaluated analytics and trends of the overall allowance loan loss analysis to assess for reasonableness.

Income Taxes

Critical Audit Matter Description

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company’s management is required to interpret and apply tax laws and regulations in determining the amount of its deferred tax asset and provision. When an uncertain tax position is identified by management, the Company must evaluate whether it is more likely to be sustained than not on the basis of its technical merits. A valuation allowance is provided against a deferred tax asset when it is more likely than not the same or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance for deferred tax assets is needed. Items considered in determining the valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences. Considering the estimation and judgement required by management in determining the deferred tax valuation allowance, our audit of the account and the related disclosures required a high degree of auditor judgement regarding the valuation allowance.

How the Critical Matter Was Addressed in the Audit

Our audit procedures related to income taxes and valuation allowance included the following, among others:

•	We tested the effectiveness of controls over the Company’s income taxes, including those over the deferred tax asset valuation allowance analysis.
•	We tested the mathematical accuracy of the deferred tax asset valuation allowance analysis.
•	We evaluated, with the assistance of our tax specialists, the Company’s deferred tax asset valuation by performing the following:
o	Obtaining management opinions regarding the analysis and evaluating management’s judgements related to the assumptions used in the determination of the estimate of future taxable income.
o	Evaluating and testing management’s process, including the completeness and accuracy of data inputs used as a basis for assumptions in the analysis.

Impairment Assessment of Goodwill and Long-Lived Assets

Critical Audit Matter Description

As discussed in Note 2 to the consolidated financial statements, the Company’s goodwill and long-lived assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. Goodwill and long lived assets are tested for impairment at least annually at the reporting unit level. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenues and expenses and discount rates. Considering the estimation and judgement required by management in determining the future revenues, our audit of the impairment assessment of goodwill and long-lived assets required a high degree of auditor judgement.

How the Critical Matter Was Addressed in the Audit

Our audit procedures related to the impairment assessment of goodwill and long-lived assets included the following, among others:

•

We tested the effectiveness of controls over the Company’s goodwill and long-lived assets impairment tests, including controls over the determination of the fair value and discounted cash flow methodology.

•	We evaluated management’s process and discounted cash flow model of the reporting units. This included evaluating the reasonableness of the assumptions used by a Company engaged valuation specialist.
•	We evaluated whether the assumptions used were reasonable by considering the past performance of reporting units.
•	We substantively tested management’s estimate, including evaluating their judgements and assumptions, which included evaluation of key financial data for accuracy.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2005.

Edison, New Jersey

March 15, 2021

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (1)	$54,743	$17,700
Federal funds sold	57,297	50,121
Equity investments	9,746	10,079
Investment securities	46,792	48,998
Loans	1,229,838	1,160,855
Allowance for loan losses	(57,548)	(46,093)
Net loans receivable	1,172,290	1,114,762
Accrued interest receivable	10,338	8,662
Property, equipment, and right-of-use lease asset, net	12,404	14,375
Loan collateral in process of foreclosure (2)	54,560	52,711
Goodwill	150,803	150,803
Intangible assets, net	51,090	52,536
Income tax receivable	1,757	1,516
Other assets	20,591	19,404
Total assets	$1,642,411	$1,541,667
Liabilities
Accounts payable and accrued expenses (3)	$14,902	$16,234
Accrued interest payable	4,673	4,398
Deposits (4)	1,065,398	951,651
Short-term borrowings	87,334	38,223
Deferred tax liabilities, net	807	9,341
Operating lease liabilities	11,018	12,738
Long-term debt (5)	153,718	174,614
Total liabilities	1,337,850	1,207,199
Commitments and contingencies (6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 27,828,871 shares at December 31, 2020 and 27,597,802 shares at December 31, 2019 issued)	278	276
Additional paid in capital	277,539	275,511
Treasury stock (2,951,243 shares at December 31, 2020 and December 31, 2019)	(24,919)	(24,919)
Accumulated other comprehensive income (loss)	2,012	999
Retained earnings (accumulated deficit)	(23,502)	11,281
Total stockholders’ equity	231,408	263,148
Non-controlling interest in consolidated subsidiaries	73,153	71,320
Total equity	304,561	334,468
Total liabilities and equity	$1,642,411	$1,541,667
Number of shares outstanding	24,877,628	24,646,559
Book value per share	$9.30	$10.68

(1)	Includes restricted cash of $2,970 as of December 31, 2020 and 2019.
(2)

Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by Medallion Bank of $3,535 and $8,163 as of December 31, 2020 and 2019.

(3)	Includes the short-term portion of lease liabilities of $2,004 and $2,085 as of December 31, 2020 and 2019. Refer to Note 7 for more details.
(4)	Includes $2,674 and $2,594 of deferred financing costs as of December 31, 2020 and 2019. Refer to Note 6 for more details.
(5)	Includes $3,131 and $2,511 of deferred financing costs as of December 31, 2020 and 2019. Refer to Note 6 for more details.
(6)	Refer to Note 11 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Bank Holding Company Accounting		Combined (1)
	For the Years Ended
(Dollars in thousands, except share and per share data)	December 31, 2020	December 31, 2019	December 31, 2018
Interest and fees on loans	$143,701	$130,167	$95,080
Interest and dividends on investment securities	1,208	2,225	1,644
Medallion lease income	53	170	133
Interest income on investments	—	—	3,287
Dividend income from controlled subsidiaries	—	—	28
Interest income from affiliated investments	—	—	654
Interest income from controlled subsidiaries	—	—	10
Total interest income (2)/total investment income (2)	144,962	132,562	100,836
Interest on deposits	22,330	22,521	14,230
Interest on short-term borrowings	2,006	3,242	4,441
Interest on long-term debt	9,815	9,282	6,145
Interest expense	—	—	3,551
Total interest expense (3)	34,151	35,045	28,367
Net interest income/net investment income	110,811	97,517	72,469
Provision for loan losses	69,817	47,386	59,008
Net interest income after provision for loan losses	40,994	50,131	13,461
Other income (loss)
Writedown of loan collateral in process of foreclosure	(24,523)	(4,381)	(2,188)
Sponsorship and race winnings, net	20,042	18,742	14,368
Gain (loss) on equity investments	(2,985)	—	(939)
Gain on the extinguishment of debt	—	4,145	—
Gain on deconsolidation of Trust III	—	—	25,325
Gain on sale of loans	—	—	4,946
Other income	1,530	1,881	494
Total other income (loss), net	(5,936)	20,387	42,006
Other expenses
Salaries and employee benefits	28,172	24,971	21,706
Race team related expenses	8,366	8,996	7,121
Professional fees	8,047	7,402	9,332
Loan servicing fees	6,737	5,253	3,470
Collection costs	5,454	6,638	5,207
Rent expense	2,833	2,419	2,040
Regulatory fees	1,822	1,722	1,703
Amortization of intangible assets	1,445	1,446	1,083
Travel, meals, and entertainment	375	1,138	1,448
Intangible asset impairment	—	—	5,615
Other expenses	8,788	8,196	7,464
Total other expenses (4)	72,039	68,181	66,189
Income (loss) before income taxes/net investment loss before taxes (4)	(36,981)	2,337	(10,722)
Income tax (provision) benefit	10,074	(341)	(373)
Net income (loss) after taxes/net investment income (loss) after taxes	(26,907)	1,996	(11,095)
Net realized losses on investments (5)	—	—	(34,745)
Income tax benefit	—	—	8,426
Total net realized losses on investments	—	—	(26,319)
Net change in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	—	29,115
Net change in unrealized depreciation on investments other than securities	—	—	(1,915)
Net change in unrealized appreciation (depreciation) on investments	—	—	(4,403)
Income tax (provision) benefit	—	—	(8,122)
Net unrealized appreciation on investments	—	—	14,675
Net realized/unrealized gains (losses) on investments	—	—	(11,644)
Net income (loss) after taxes/net increase (decrease) on net assets resulting from operations	(26,907)	1,996	(22,739)
Less: income attributable to the non-controlling interest	7,876	3,758	2,307
Total net income (loss) attributable to Medallion Financial Corp./net increase (decrease) on net assets resulting from operations	$(34,783)	$(1,762)	$(25,046)
Basic net loss per share	$(1.42)	$(0.07)	$(1.03)
Diluted net loss per share	$(1.42)	$(0.07)	$(1.03)
Distributions declared per share	$—	$—	$—
Weighted average common shares outstanding
Basic	24,445,452	24,342,979	24,214,978
Diluted	24,445,452	24,342,979	24,214,978

(1)	Balance includes the nine months ended December 31, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

(2)	Included in interest and investment income is $1,188, $834, and $1,869 of paid in kind interest for the years ended December 31, 2020, 2019, and 2018.
(3)	Average borrowings outstanding were $1,258,486, $1,138,746, and $1,198,124, and the related average borrowing costs were 2.71%, 3.08%, and 2.37% for the years ended December 31, 2020, 2019, and 2018.
(4)	Includes $256 of net revenues received from Medallion Bank for the year ended December 31, 2018, primarily for expense reimbursements. See Notes 5 and 12 for additional information.
(5)	There were no net losses on investment securities of affiliated issuers for the year ended December 31, 2018.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Bank Holding Company Accounting		Combined (1)
	For the Years Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Net income (loss) after taxes/net decrease on net assets resulting from operations	$(26,907)	$1,996	$(22,739)
Other comprehensive income (loss), net of tax	1,013	1,081	(82)
Total comprehensive income (loss)	(25,894)	3,077	(22,821)
Less: comprehensive income attributable to the non-controlling interest	7,876	3,758	2,307
Total comprehensive loss attributable to Medallion Financial Corp.	$(33,770)	$(681)	$(25,128)

(1)	Balance includes the nine months ended December 31, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND CHANGES IN NET ASSETS

(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2019	27,597,802	$276	$—	$275,511	(2,951,243)	$(24,919)	$11,281	$999	$263,148	$71,320	$334,468
Net income (loss)	—	—	—	—	—	—	(34,783)	—	(34,783)	7,876	(26,907)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(6,043)	(6,043)
Stock-based compensation	—	2	—	2,028	—	—	—	—	2,030	—	2,030
Issuance of restricted stock, net	229,408	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(8,755)	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units, net	10,416	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	1,013	1,013	—	1,013
Balance at December 31, 2020	27,828,871	$278	$-	$277,539	(2,951,243)	$(24,919)	$(23,502)	$2,012	$231,408	$73,153	$304,561

The accompanying notes should be read in conjunction with these consolidated financial statements.

(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2018	27,385,600	$274	$—	$274,292	(2,951,243)	$(24,919)	$13,043	$(82)	$262,608	$27,596	$290,204
Net income (loss)	—	—	—	—	—	—	(1,762)	—	(1,762)	3,758	1,996
Non-controlling interest equity raised by Medallion Bank (1)	—	—	—	—	—	—	—	—	—	42,485	42,485
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(2,519)	(2,519)
Stock-based compensation	—	2	—	1,219	—	—	—	—	1,221	—	1,221
Issuance of restricted stock, net	216,148	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(3,946)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	1,081	1,081	—	1,081
Balance at December 31, 2019	27,597,802	$276	$-	$275,511	(2,951,243)	$(24,919)	$11,281	$999	$263,148	$71,320	$334,468

(1)	Refer to Note 18 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

	Bank Holding & Investment Company Accounting						Investment Company Accounting		Bank Holding Company Accounting			Bank Holding & Investment Company Accounting
(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Accumulated Undistributed Net Investment Loss	Net Unrealized Appreciation on Investments, Net of tax	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2017	27,294,327	$273	$—	$273,716	(2,951,243)	$(24,919)	$(65,592)	$103,681	$—	$—	$287,159	$—	$287,159
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	—	(38,299)	23,425	—	—	(14,874)	—	(14,874)
Stock-based compensation expense	—	1	—	151	—	—	—	—	—	—	152	—	152
Issuance of restricted stock, net	95,726	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	(103,891)	127,106	—	—	272,437	—	272,437
Adoption of Bank Holding Company Accounting	—	—	—	—	—	—	103,891	(127,106)	23,215	—	—	—	—
Balance at April 2, 2018	27,390,053	274	—	273,867	(2,951,243)	(24,919)	—	—	23,215	—	272,437	27,065	299,502
Net loss	—	—	—	—	—	—	—	—	(10,172)	—	(10,172)	2,307	(7,865)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(1,776)	(1,776)
Stock-based compensation	—	—	—	425	—	—	—	—	—	—	425	—	425
Issuance of restricted stock, net	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(4,453)	—	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	—	—	—	(82)	(82)	—	(82)
Balance at December 31, 2018	27,385,600	$274	$—	$274,292	(2,951,243)	$(24,919)	$—	$—	$13,043	$(82)	$262,608	$27,596	$290,204

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Bank Holding Company Accounting		Combined (1)
	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)/net decrease in net assets resulting from operations	$(26,907)	$1,996	$(22,739)
Adjustments to reconcile net income (loss)/net decrease in net assets resulting from operations to net cash provided by operating activities:
Provision for loan losses	69,817	47,386	59,008
Paid-in-kind interest	(1,188)	(834)	(1,869)
Depreciation and amortization	7,714	7,499	5,564
Amortization of origination fees, net	6,022	4,952	3,132
(Decrease) increase in deferred and other tax liabilities, net	(8,776)	853	13,637
Net change in value of loan collateral in process of foreclosure	31,926	11,838	9,926
Net realized (gains) losses on sale of investments	4,305	(1,820)	(5,921)
Net change in unrealized (appreciation) depreciation on investments	—	1,734	6,457
Stock-based compensation expense	2,030	1,221	576
Gain on deconsolidation of Trust III	—	—	(25,325)
Gain on extinguishment of debt	—	(4,145)	—
Intangible asset impairment	—	—	5,615
(Increase) decrease in accrued interest receivable	(1,676)	(1,249)	797
Decrease in other assets	2,223	2,838	1,309
Decrease in accounts payable and accrued expenses	(7,206)	(8,024)	(675)
Increase in accrued interest payable	422	690	139
Loans originated	—	—	(8,193)
Proceeds from principal receipts, sales, and maturities of loans	—	—	13,279
Capital returned by Medallion Bank and other controlled subsidiaries, net	—	—	93
Net change in unrealized depreciation on investment other than securities	—	—	1,915
Increase in unrealized appreciation on Medallion Bank and other controlled subsidiaries	—	—	(29,115)
Net realized losses on investments	—	—	34,745
Increase in other liabilities	—	—	4,196
Net cash provided by operating activities	78,706	64,935	66,551
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(506,106)	(471,069)	(333,740)
Proceeds from principal receipts, sales, and maturities of loans	321,831	251,653	302,409
Purchases of investments	(15,580)	(10,507)	(10,376)
Proceeds from principal receipts, sales, and maturities of investments	15,399	7,119	6,417
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	13,499	16,294	11,593
Net cash used for investing activities	(170,957)	(206,510)	(23,697)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	668,577	525,842	364,139
Repayments of time deposits and funds borrowed	(526,064)	(414,277)	(389,951)
Purchase of federal funds	—	4,000	8,000
Repayments of federal funds	—	(4,000)	(8,000)
Non-controlling interest equity raised by Medallion Bank	—	42,485	—
Distributions to non-controlling interests	(6,043)	(2,367)	(1,776)
Payments of declared distributions	—	—	(66)
Net cash provided by (used for) financing activities	136,470	151,683	(27,654)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,219	10,108	15,200
Cash and cash equivalents, beginning of period (2)(3)	67,821	57,713	42,513
Cash and cash equivalents, end of period (3)	$112,040	$67,821	$57,713
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$31,204	$32,008	$25,102
Cash paid during the period for income taxes	104	310	85
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$47,254	$31,348	$32,125
Loans transferred to other foreclosed property	1,800	—	—

(1)	Balance includes the nine months ended December 31, 2018 under Bank Holding Company Accounting and the three months ended March 31, 2018 under Investment Company Accounting.

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

DECEMBER 31, 2020

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

Taxi Medallion Loan Trust III, or Trust III, was established for the purpose of owning medallion loans originated by MFC or others. Trust III is a variable interest entity, or VIE, and MFC was the primary beneficiary until the 2018 fourth quarter. As a result, the Company consolidated Trust III in its financial results until consummation of a restructuring in the 2018 fourth quarter. For a discussion of the restructuring, see Note 20. Trust III is a separate legal and corporate entity with its own creditors which, in any liquidation of Trust III, will be entitled to be satisfied out of Trust III’s assets prior to any value in Trust III becoming available to Trust III’s equity holders. The assets of Trust III are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Trust III. Trust III’s loans are serviced by MFC.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,083,000 at December 31, 2020, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, or together, Medallion Chicago, purchased $8,689,000 of City of Chicago taxi medallions out of foreclosure, some of which are leased to fleet operators. The 159 medallions are carried at a net realizable value of $2,932,000 in other assets on the Company’s consolidated balance sheet at December 31, 2020, compared to a net realizable value of $3,091,000 at December 31, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash includes $2,970,000 of an interest reserve associated with the private placements of debt in March and August 2019, which cannot be used for any other purpose until March 2022. Cash also includes $1,500,000 of interest-bearing funds deposited in other banks, that are mainly callable, with terms of 4 to 7 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investment in equity securities with readily determinable value to be valued as such, and those that do not are measured at cost, less any impairment plus or minus any observable price change. Equity investments of $9,746,000 and $10,079,000 at December 31, 2020 and 2019, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of December 31, 2020 and 2019, the Company determined that there was no impairment or observable price change.

Investment Securities (Bank Holding Company Accounting)

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time to time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $278,000 and $248,000 at December 31, 2020 and 2019, and $291,000 and $79,000 was amortized to interest income for the years ended December 31, 2020 and 2019, and $80,000 was amortized to interest income for the nine months ended December 31, 2018. The Bank, a previously unconsolidated subsidiary under Investment Company Accounting prior to April 2, 2018, amortized $21,000 to interest income for the three months ended March 31, 2018. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholder’s equity, which were recorded net of the income tax effect, will be reversed.

Other Investment Valuation (Investment Company Accounting)

Prior to April 2, 2018, under the 1940 Act, the Company’s investment in the Bank, as a wholly owned portfolio investment, was subject to quarterly assessments of fair value. The Company conducted a thorough valuation analysis, and also received an opinion regarding the valuation from an independent third party to assist the Board of Directors in its determination of the fair value of the Bank on at least an annual basis. The Company’s analysis included factors such as various regulatory restrictions that were established at the Bank’s inception, by the FDIC and State of Utah, and also by additional regulatory restrictions, such as the prior moratorium imposed by the Dodd-Frank Act on the acquisition of control of an industrial bank by a “commercial firm” (a company whose gross revenues are primarily derived from non-financial activities) which expired in July 2013 and the lack of any new charter issuances since the moratorium’s expiration. Because of these restrictions and other factors, the Company’s Board of Directors had previously determined that the Bank had little value beyond its recorded book value. As a result of this valuation process, the Company had previously used the Bank’s actual results of operations as the best estimate of changes in fair value, and recorded the results as a component of unrealized appreciation (depreciation) on investments. In the 2015 second quarter, the Company first became aware of external interest in the Bank and its portfolio assets at values in excess of their book value. Expression of interest in the Bank from both investment bankers and interested parties has continued. The Company incorporated these new factors in the Medallion Bank’s fair value analysis and the Board of Directors determined that the Bank had a fair value in excess of book value. In addition, in the 2016 third quarter there was a court ruling involving a marketplace lender that the Company believes heightened the interest of marketplace lenders to acquire or merge with Utah industrial banks. The Company also engaged a valuation specialist to assist the Board of Directors in their determination of the Bank’s fair value, and this appreciation of $15,500,000 was thereby recorded in 2015, and additional appreciation of $128,918,000 was recorded in 2016, $7,849,000 was recorded in 2017, and $39,826,000 was recorded in the 2018 first quarter. Refer to Note 5 for additional details.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At December 31, 2020 and 2019, net loan origination costs were $20,684,000 and $17,839,000. Net amortization to income for the years ended December 31, 2020, 2019 and 2018 was $6,021,000, $4,952,000, and 3,128,000 ($3,993,000 when combined with the Bank).

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual, when they become 90 days past due, or earlier if they enter bankruptcy, and are charged off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as a recovery. Total loans 90 days or more past due were $6,878,000 at December 31, 2020, or 0.57% of the total loan portfolio, compared to $8,663,000, or 0.76% at December 31, 2019.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concessions to the borrower for other than an insignificant period of time that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance, and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans. Beginning in 2019, all consumer loans which are party to a Chapter 13 bankruptcy are immediately classified as TDRs. The Company’s policy with regard to bankrupt loans is take an immediate 40% write down of the loan balance. As a result of the Consolidated Appropriations Act, the CARES Act relief period was extended to the later of January 1, 2022 or 60 days after the date which the coronavirus, or COVID-19, national emergency terminates, companies may elect to (a) suspend the requirements of US GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs and (b) suspend any determination of a loan modified as a result of the effects of COVID-19 as a TDR, including impairment for accounting purposes. Any such suspension is applicable for the term of the loan modification, but solely with respect to any modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019, and shall not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. As of December 31, 2020, there were no consumer or medallion loan modifications related to COVID-19 that would have otherwise been classified as a TDR, and therefore there was no need for the Company to elect this relief under the CARES Act during 2020. However, we expect to have loan modifications related to COVID-19 that would apply under this provision of the CARES Act in the future.

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

The Company had $15,367,000 and $28,833,000 of net loans pledged as collateral under borrowing arrangements at December 31, 2020 and 2019.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $107,131,000 and $113,581,000 at December 31, 2020 and 2019. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, which relates to servicing assets held by MFC (related to the remaining assets in Trust III) and the Bank, and determined that no material servicing asset or liability existed as of December 31, 2020 and 2019. The Company assigned its servicing rights of the Bank’s portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from the Bank by MSC.

Allowance for Loan Losses (Bank Holding Company Accounting)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at. For medallion loans, delinquent nonperforming loans are valued at the median sales price for the collateral over the most recent quarter, historically non-delinquent nonperforming loans are valued at either the median sales price for the collateral over the most recent quarter or the discounted cash flow if such loans were modified and it is clear that sources other than the taxi business were instrumental in keeping such loans current, and performing medallion loans are reserved utilizing historical loss ratios over a three-year lookback period. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result of COVID-19, there was an increase in the reserve percentages of 50 basis points on the recreation subprime loan business during the twelve months ended December 31, 2020. In addition, the Company determined that anticipated payment activity on the medallion portfolio was impossible to quantify upon exit of the six month deferral period with borrowers, and therefore deemed all such loans as impaired. As a result, all medallion loans were written down to collateral value, net of liquidation costs, of $79,500 for New York City medallions. In total, write-downs on medallion assets were approximately $46,087,000 during 2020.  The Company continues to monitor the impact of COVID-19 on the consumer, commercial, and medallion loans. Had there been no payment deferrals offered to borrowers under the CARES Act, potential loans 90 days or more past due would have resulted in increased reserves and/or charge-offs. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

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

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of December 31, 2020 and 2019, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $51,090,000 and $52,536,000, and the Company recognized $1,445,000, $1,446,000 and $1,083,000 of amortization expense on the intangible assets for the twelve months ended December 31, 2020, 2019, and 2018. Additionally, loan portfolio premiums of $12,387,000 were determined as of April 2, 2018, of which $2,717,000 and $5,758,000 were outstanding at December 31, 2020 and 2019, and of which $3,041,000, $3,289,000 and $3,339,000 were amortized to interest income for the twelve months ended December 31, 2020, 2019, and 2018. The Company engaged an expert to assess the goodwill and intangibles for impairment at December 31, 2020 and 2019, who concluded there was no impairment on the Bank and on the RPAC intangible asset.

The table below shows the details of the intangible assets of the dates presented.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Brand-related intellectual property	$18,974	$20,075
Home improvement contractor relationships	5,951	6,296
Race organization	26,165	26,165
Total intangible assets	$51,090	$52,536

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $412,000, $418,000, and $422,000 for the years ended December 31, 2020, 2019, and 2018.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $2,558,000, $2,348,000, and $1,864,000 for the years ended December 31, 2020, 2019, and 2018, recorded as interest expense. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amounts on the Company’s balance sheet for all of these purposes were $5,805,000 and $5,105,000 at December 31, 2020 and 2019.

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

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2020	2019	2018
Net loss/net increase in net assets resulting from operations available to common stockholders	$(34,783)	$(1,762)	$(25,046)
Weighted average common shares outstanding applicable to basic EPS	24,445,452	24,342,979	24,214,978
Effect of dilutive stock options	—	—	—
Effect of restricted stock grants	—	—	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,445,452	24,342,979	24,214,978
Basic loss per share	$(1.42)	$(0.07)	$(1.03)
Diluted loss per share	(1.42)	(0.07)	(1.03)

Potentially dilutive common shares excluded from the above calculations aggregated 934,003, 462,180, and 100,000 shares as of December 31, 2020, 2019, and 2018.

Stock Compensation

The Company follows FASB ASC Topic 718, or ASC 718, Compensation – Stock Compensation, for its equity incentive, stock option, and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options are reflected in net income/ net increase in net assets resulting from operations for any new grants using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock are reflected in net income/net increase net assets resulting from operations for any new grants using the grant date fair value of the shares granted, expensed over the vesting period of the underlying stock.

During 2020, 2019, and 2018, the Company issued 229,408, 216,148, and 101,010 restricted shares of stock-based compensation awards, issued 444,557, 449,450, and 39,000 shares of other stock-based compensation awards, and issued 47,156, 26,040, and 0 of restricted share units of stock based compensation awards, and recognized $2,030,000, $1,221,000, and $576,000, or $0.08, $0.05, and $0.02, per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2020, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $2,405,000, which is expected to be recognized over the next 16 quarters. See Note 9 for additional details.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of December 31, 2020, the Bank’s Tier 1 leverage ratio was 16.93%. The Bank’s actual capital amounts and ratios and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-Capitalized	December 31, 2020	December 31, 2019
Common equity tier 1 capital	—	—	$148,507	$158,187
Tier 1 capital	—	—	217,295	226,975
Total capital	—	—	233,460	241,842
Average assets	—	—	1,283,664	1,172,866
Risk-weighted assets	—	—	1,243,783	1,144,337
Leverage ratio (1)	4.0%	5.0%	16.9%	19.4%
Common equity tier 1 capital ratio (2)	7.0	6.5	11.9	13.8
Tier 1 capital ratio (3)	8.5	8.0	17.5	19.8
Total capital ratio (3)	10.5	10.0	18.8	21.1

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interests from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of December 31, 2020 and 2019 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both December 31, 2020 and 2019.

Recently Issued Accounting Standards

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

(3) INVESTMENT SECURITIES

Fixed maturity securities available for sale at December 31, 2020 and 2019 consisted of the following:

December 31, 2020 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$34,929	$1,495	$(45)	$36,379
State and municipalities	10,226	189	(2)	10,413
Total	$45,155	$1,684	$(47)	$46,792

December 31, 2019 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$36,335	$411	$(112)	$36,634
State and municipalities	12,279	186	(101)	12,364
Total	$48,614	$597	$(213)	$48,998

The amortized cost and estimated market value of investment securities as of December 31, 2020 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$25	$25
Due after one year through five years	12,485	12,956
Due after five years through ten years	14,499	15,214
Due after ten years	18,146	18,597
Total	$45,155	$46,792

The following tables show information pertaining to securities with gross unrealized losses at December 31, 2020 and 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
December 31, 2020 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(45)	$4,028	$—	$—
State and municipalities	—	—	(2)	196
Total	$(45)	$4,028	$(2)	$196

	Less than Twelve Months		Twelve Months and Over
December 31, 2019 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(74)	$8,291	$(38)	$4,939
State and municipalities	(17)	2,099	(84)	2,739
Total	$(91)	$10,390	$(122)	$7,678

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at December 31, 2020 and 2019.

	As of December 31, 2020		As of December 31, 2019
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$792,686	65%	$713,332	62%
Home improvement	334,033	27	247,324	21
Commercial	65,327	5	69,767	6
Medallion	37,768	3	130,432	11
Strategic partnership	24	—	—	—
Total gross loans	1,229,838	100%	1,160,855	100%
Allowance for loan losses	(57,548)		(46,093)
Total net loans	$1,172,290		$1,114,762

The following tables show the activity of the gross loans for the twelve months ended December 31, 2020 and 2019.

Twelve Months Ended December 31, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	294,885	193,098	7,575	—	1,663	497,221
Principal payments, sales, and maturities	(187,989)	(105,813)	(13,183)	(13,207)	(1,639)	(321,831)
Charge-offs, net	(14,457)	(1,229)	(28)	(42,648)	—	(58,362)
Transfer to loan collateral in process of foreclosure, net	(14,871)	—	—	(32,383)	—	(47,254)
Amortization of origination costs	(7,809)	1,910	8	(131)	—	(6,022)
Amortization of loan premium	(191)	(320)	—	(2,531)	—	(3,042)
FASB origination costs, net	9,786	(937)	—	36	—	8,885
Paid-in-kind interest	—	—	1,188	—	—	1,188
Transfer to other foreclosed property	—	—	—	(1,800)	—	(1,800)
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838

Twelve Months Ended December 31, 2019 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2018	$587,038	$183,155	$64,083	$183,606	$1,017,882
Loan originations	301,403	142,112	18,578	—	462,093
Principal payments, sales, and maturities	(146,873)	(76,157)	(13,553)	(15,070)	(251,653)
Charge-offs, net	(17,419)	(786)	(819)	(18,664)	(37,688)
Transfer to loan collateral in process of foreclosure, net	(14,512)	—	—	(16,836)	(31,348)
Amortization of origination costs	(6,428)	1,561	34	(119)	(4,952)
Amortization of loan premium	(247)	(416)	—	(2,626)	(3,289)
FASB origination costs, net	10,370	(2,145)	610	141	8,976
Paid-in-kind interest	—	—	834	—	834
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$1,160,855

The following table sets forth the activity in the allowance for loan losses for the twelve months ended December 31, 2020 and 2019.

	Twelve Months Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019
Allowance for loan losses – beginning balance	$46,093	$36,395
Charge-offs
Recreation	(23,543)	(24,433)
Home improvement	(2,909)	(2,504)
Commercial	(31)	(819)
Medallion	(49,361)	(22,205)
Total charge-offs	(75,844)	(49,961)
Recoveries
Recreation	9,086	7,014
Home improvement	1,680	1,718
Commercial	3	—
Medallion	6,713	3,541
Total recoveries	17,482	12,273
Net charge-offs (1)	(58,362)	(37,688)
Provision for loan losses	69,817	47,386
Allowance for loan losses – ending balance (2) (3)	$57,548	$46,093

(1)

As of December 31, 2020, cumulative charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $279,188, some of which represents collection opportunities for the Company.

(2)

As of December 31, 2020, the general reserves previously recorded for the Company’s medallion loan portfolio had been reversed as all loans had been deemed impaired and written down to collateral value.

(3)	As of December 31, 2020, there was no allowance for loan losses and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of December 31, 2020 and 2019.

December 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$27,348	48%	3.45%	378.20%
Home improvement	5,157	9	1.54	NM
Commercial	—	—	—	—
Medallion	25,043	43	66.31	68.01
Total	$57,548	100%	4.68%	93.17%

December 31, 2019 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$18,075	39%	2.53%	228.25%
Home improvement	2,608	6	1.05	NM
Commercial	—	—	—	—
Medallion	25,410	55	19.48	389.84
Total	$46,093	100%	3.97%	174.04%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

	December 31,
(Dollars in thousands)	2020	2019	2018
Total nonaccrual loans	$61,767	$26,484	$34,877
Interest foregone for the year	3,311	2,152	1,153
Amount of foregone interest applied to principal for the year	602	254	535
Interest foregone life-to-date	5,252	2,744	1,952
Amount of foregone interest applied to principal life-to-date	792	471	1,214
Percentage of nonaccrual loans to gross loan portfolio	5%	2%	3%
Percentage of allowance for loan losses to nonaccrual loans	93	174	104

The following tables present the performance status of loans as of December 31, 2020 and 2019.

December 31, 2020 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$785,047	$7,639		$792,686	0.96%
Home improvement	333,862	171		334,033	0.05
Commercial	48,731	16,596		65,327	25.40
Medallion	—	37,768	(1)	37,768	100.00
Strategic partnership	24	—		24	0.00
Total	$1,167,664	$62,174	(2)	$1,229,838	5.06%

December 31, 2019 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$705,070	$8,262		$713,332	1.16%
Home improvement	247,139	185		247,324	0.07
Commercial	57,905	11,862		69,767	17.00
Medallion	88,248	42,184		130,432	32.34
Total	$1,098,362	$62,493	(2)	$1,160,855	5.38%

(1)	Includes medallion loan premiums of $1,615 as of December 31, 2020.
(2)	Includes $408 and $36,009 of TDRs as of December 31, 2020 and 2019, which are accruing and paying currently, but which are considered nonperforming loans under GAAP.

For those performing loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of December 31, 2020 and 2019, all of which had an allowance recorded against the principal balance.

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$7,639	$7,639	$264	$8,262	$8,262	$329
Home improvement	171	171	3	185	185	3
Commercial	16,596	16,600	—	11,862	11,867	—
Medallion	37,768	38,368	25,043	42,184	42,650	14,824
Total nonperforming loans with an allowance	$62,174	$62,778	$25,310	$62,493	$62,964	$15,156

	For the Twelve Months Ended
	December 31, 2020		December 31, 2019
(Dollars in thousands)	Average Investment Recorded	Interest Income (Expense) Recognized	Average Investment Recorded	Interest Income (Expense) Recognized
With an allowance recorded
Recreation	$7,949	$560	$8,317	$471
Home improvement	172	2	185	—
Commercial	16,884	123	7,886	392
Medallion	40,928	465	44,721	346
Total nonperforming loans with an allowance	$65,933	$1,150	$61,109	$1,209

The following tables show the aging of all loans as of December 31, 2020 and 2019.

	Days Past Due						Recorded Investment
December 31, 2020 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	90 Days and Accruing
Recreation	$22,058	$7,582	$5,343	$34,983	$732,391	$767,374	$—
Home improvement	813	218	170	1,201	335,684	336,885	—
Commercial	—	—	75	75	65,265	65,340	—
Medallion	2,019	973	1,290	4,282	31,871	36,153	—
Strategic partnership	—	—	—	—	24	24	—
Total	$24,890	$8,773	$6,878	$40,541	$1,165,235	$1,205,776	$—

(1)	Excludes loan premiums of $2,717 resulting from purchase price accounting and $21,345 of capitalized loan origination costs.

	Days Past Due						Recorded Investment
December 31, 2019 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	90 Days and Accruing
Recreation	$27,357	$8,426	$5,800	$41,583	$648,227	$689,810	$—
Home improvement	931	427	184	1,542	249,288	250,830	—
Commercial	—	—	107	107	69,660	69,767	—
Medallion	12,491	2,118	2,572	17,181	109,106	126,287	—
Total	$40,779	$10,971	$8,663	$60,413	$1,076,281	$1,136,694	$—

(1)Excludes loan premiums of $5,758 resulting from purchase price accounting and $18,403 of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 327% and 190% as of December 31, 2020 and 2019.

The following table shows the TDR’s which the Company entered into during the year ended December 31, 2020.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	77	1,053	749
Commercial loans	1	1,821	1,821
Medallion loans	59	33,505	33,505

During the twelve months ended December 31, 2020, five medallion loans modified as troubled debt restructurings were in default and had an investment value of $738,000 as of December 31, 2020, net of $331,000 of an allowance for loan loss, 43 recreation loans modified as troubled debt restructuring were in default and had an investment value of $433,000 as of December 31, 2020, net of a $15,000 allowance for loan losses, and no commercial loans modified as trouble debt restructurings were in default.

The following table shows the TDR’s which the Company entered into during the year ended December 31, 2019.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	294	$4,433	$2,831
Medallion loans	71	31,376	31,385

During the year ended December 31, 2019, four medallion loans modified as a troubled debt restructurings were in default and had an investment value of $1,023,000 as of December 31, 2019, net of $428,000 of an allowance for loan loss, and 213 recreation loans modified as troubled debt restructurings were in default and had an investment value of $1,905,000 as of December 31, 2019, net of a $76,000 allowance for loan losses.

The following tables show the activity of the loan collateral in process of foreclosure, which relates only to the recreation and medallion loans, for the twelve months ended December 31, 2020 and 2019.

Twelve Months Ended December 31, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	14,871	32,403	47,274
Sales	(7,512)	(300)	(7,812)
Cash payments received	—	(5,687)	(5,687)
Collateral valuation adjustments	(7,403)	(24,523)	(31,926)
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560

Twelve Months Ended December 31, 2019 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2018	$1,503	$47,992	$49,495
Transfer from loans, net	14,512	16,836	31,348
Sales	(7,591)	(1,515)	(9,106)
Cash payments received	—	(7,697)	(7,697)
Collateral valuation adjustments	(6,948)	(4,381)	(11,329)
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
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

(Dollars in thousands)	Three Months Ended March 31, 2018
Net change in unrealized appreciation (depreciation) on investments
Unrealized appreciation	$(998)
Unrealized depreciation	(38,152)
Net unrealized appreciation on investments in Medallion Bank and other controlled subsidiaries	29,115
Realized gains	—
Realized losses	34,747
Net unrealized losses on investments other than securities and other assets	(1,915)
Total	$22,797
Net realized gains (losses) on investments
Realized gains	$—
Realized losses	(34,747)
Other gains	—
Direct charge-offs	2
Total	$(34,745)

(6) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows.

	Payments Due for the Year Ending December 31,
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	December 31, 2020(1)	December 31, 2019(1)	Interest Rate (2)
Deposits (3)	$393,835	$241,605	$190,387	$120,040	$121,955	$—	$1,067,822	$954,245	1.71%
Retail and privately placed notes (4)	33,625	—	—	36,000	—	33,600	103,225	69,625	8.25%
SBA debentures and borrowings	22,508	—	5,000	5,000	14,000	21,500	68,008	71,746	3.36%
Preferred securities (4)	—	—	—	—	—	33,000	33,000	33,000	2.35%
Notes payable to banks	30,701	280	280	—	—	—	31,261	33,183	3.67%
Other borrowings	500	7,442	—	—	747	—	8,689	7,794	1.91%
Total	$481,169	$249,327	$195,667	$161,040	$136,702	$88,100	$1,312,005	$1,169,593	2.37%

(1)	Excludes deferred financing costs of $5,805 and $5,105 as of December 31, 2020 and 2019.
(2)	Weighted average contractual rate as of December 31, 2020.
(3)	Balance excludes $250 of strategic partner reserve deposits as of December 31, 2020.
(4)	Relates to loans held at Medallion Financial Corp. (parent company only).

(A) DEPOSITS

Deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. The Bank did not have any individual time deposits greater than $100,000 as of December 31, 2020. In October 2020, the Bank began to originate time deposits through an internet listing service. These deposits are from other financial institutions, which as of December 2020, had $995,000 in listing services deposits. The following table presents the maturity of the broker pools, excluding strategic partner reserve deposits, as of December 31, 2020.

(Dollars in thousands)	December 31, 2020
Three months or less	$125,766
Over three months through six months	117,602
Over six months through one year	150,467
Over one year	673,987
Total deposits	$1,067,822

(B) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% per annum, required a minimum of $5,000,000 of principal and interest to be paid on or before February 1, 2018 (which was paid) and a minimum of $7,600,000 of principal and interest to be paid on or before March 27, 2019 (which was paid), and all remaining unpaid principal and interest on or before February 1, 2020, the final maturity date, which was extended to the maturity date of the Company’s publicly-traded 9.000% Senior Notes, which is currently April 15, 2021; or the Public Debt, provided, however, that (1) upon the Company’s refinancing of such senior notes, the maturity date shall mean the earlier of (a) the maturity date of such refinanced debt or (b) April 30, 2024, and (2) upon the Company’s repayment of such senior notes without refinancing, the maturity date shall mean April 30, 2024. As of December 31, 2020, $175,485,000 of commitments had been fully utilized, there were $25,000,000 of commitments available, and $68,008,000 was outstanding, including $14,008,000 under the SBA Note.

On July 31, 2020, MCI accepted a commitment from the SBA for $25,000,000 in debenture financing with a ten-year term. MCI can draw funds under the commitment, in whole or in part, until September 24, 2024. In connection with the commitment, MCI paid the SBA a leverage fee of $250,000, with the remaining $500,000 of the fee to be paid pro rata as MCI draws under the commitment. Of the committed amount, $8,500,000 has been reserved to replace $8,500,000 of debentures which mature in 2021. The remaining balance of $16,500,000 is drawable upon the infusion of $8,250,000 of capital from either the capitalization of retained earnings or capital infusion from the Company. As of December 31, 2020, none of the commitments had been drawn.

(C) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of December 31, 2020.

(Dollars in thousands)
Borrower	# of Lenders/ Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at December 31, 2020	Payment	Average Interest Rate at December 31, 2020	Interest Rate Index(1)
Medallion Financial Corp.	5/5	4/11 - 8/14	2/21 - 9/21	Term loans and demand notes secured by pledged loans (2)	$19,734	(2)	$19,734	Interest only(3)	3.75%	Various(3)
Medallion Chicago	2/23	11/11 - 12/11	2/21	Term loans secured by owned Chicago taxi medallions (4)	18,449		10,687	$134 of principal & interest paid monthly	3.50%	N/A
Medallion Funding	1/1	11/18	12/23	Term loan unsecured	1,400		840	$70 principal & interest paid quarterly	4.00%	N/A
					$39,583		$31,261

(1)	At December 31, 2020, 30 day LIBOR was 0.14%, 360 day LIBOR was 0.34%, and the prime rate was 3.25%.
(2)

One note has an interest rate of Prime, one note has an interest rate of Prime plus 0.50%, one note has a fixed interest rate of 3.75%, one note has an interest rate of LIBOR plus 3.75%, and the other interest rates on these borrowings are LIBOR plus 2%.

(3)	Various agreements call for remittance of all principal received on pledged loans subject to minimum monthly payments ranging from $12 to $85.
(4)	Guaranteed by the Company.

On July 6, 2019, the Company paid $10,819,000 at maturity in satisfaction of all its outstanding obligations under one of its credit facilities. In connection with this payment, the Company obtained a waiver from one of its other lenders, with a term note of $1,839,000, of certain resulting repayment and other obligations, which waiver expires on June 15, 2021.

In March 2019, the Company used some of the proceeds of the privately placed notes to pay off one of the notes payable to banks at a 50% discount, resulting in a gain on debt extinguishment of $4,145,000 in the 2019 first quarter.

In November 2018, MFC entered into a note to the benefit of DZ Bank for $1,400,000 at a 4.00% interest rate due December 2023, as part of the restructuring of the DZ loan. See Note 20 for more information.

As a result of the cash flow shortages due to the slowdown in the taxi industry resulting from the COVID-19 pandemic, the Company received 180 day payment deferrals that terminated in August and modifications to provide for interest only payments from September through the end of 2020 for the notes payable to banks described above. Beginning in 2021, the Company returned to repaying the principal balance along with interest.

(D) RETAIL AND PRIVATELY PLACED NOTES

In February 2021, the Company completed a private placement to certain institutional investors of $25,000,000 aggregate principal amount of 7.25% unsecured senior notes due February 2026, with interest payable semiannually. In March 2021, an additional $3,250,000 principal amount of such notes was issued to certain institutional investors. The Company will use the net proceeds from the offering for general corporate purposes, including repayment of outstanding debt.

In December 2020, the Company completed a private placement to certain institutional investors of $33,600,000 aggregate principal amount of 7.50% unsecured senior notes due December 2027, with interest payable semiannually. In February and March 2021, an additional $8,500,000 principal amount of such notes was issued to certain institutional investors. The Company will use the net proceeds from the offering for general corporate purposes, including repayment of outstanding debt.

In March 2019, the Company completed a private placement to certain institutional investors of $30,000,000 aggregate principal amount of 8.25% unsecured senior notes due 2024, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, including repaying certain borrowings under its notes payable to banks at a discount, which led to a gain of $4,145,000 in the 2019 first quarter. In August 2019, an additional $6,000,000 principal amount of such notes was issued to certain institutional investors.

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

(E) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (0.24% at December 31, 2020) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third party investor. At December 31, 2020, $33,000,000 was outstanding on the preferred securities.

(F) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty (refer to Note 12 for more details). At December 31, 2020, the total outstanding on these notes was $7,442,000 at a 2.00% annual interest rate compounded monthly and due March 31, 2022. Additionally, RPAC has a short term promissory note to an unrelated party, for $500,000 due on December 31, 2021.

On June 17, 2020, RPAC was approved for and received a Paycheck Protection Program, or PPP, loan under the CARES Act. As of December 31, 2020, the total outstanding balance of such loan was $747,000 at a 1.00% annual interest rate due in five years. Under the terms of the note, RPAC could be granted forgiveness for all or a portion of the balance if the loan proceeds are used in accordance with the requirements set forth in the PPP. As of December 31, 2020, RPAC had not applied for forgiveness of this loan.

(G) COVENANT COMPLIANCE

Certain of the Company’s debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth. The Company was in compliance with such restrictions as of December 31, 2020.

(7) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach, in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the twelve months ended December 31, 2020 and 2019.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Operating lease costs	$2,384	$2,184
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,821	2,419
Right-of-use asset obtained in exchange for lease liability	251	2,413

The following table presents the breakout of the operating leases as of December 31, 2020 and 2019.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$11,737	$13,482
Other current liabilities	2,004	2,085
Operating lease liabilities	11,018	12,738
Total operating lease liabilities	13,022	14,823
Weighted average remaining lease term	6.4 years	7.3 years
Weighted average discount rate	5.54%	5.54%

At December 31, 2020, maturities of the lease liabilities were as follows.

(Dollars in thousands)
2021	$2,474
2022	2,406
2023	2,356
2024	2,373
2025	2,390
Thereafter	3,521
Total lease payments	15,520
Less imputed interest	2,498
Total operating lease liabilities	$13,022

Occupancy expense was $2,833,000, $2,436,000, and $2,287,000 for the years ended December 31, 2020, 2019, and 2018.

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Goodwill and other intangibles	$(44,799)	$(45,595)
Provision for loan losses	19,556	19,198
Net operating loss carryforwards (1)	30,493	22,607
Accrued expenses, compensation, and other assets	1,174	1,701
Unrealized gains on other investments	(6,769)	(6,790)
Total deferred tax liability	(345)	(8,879)
Valuation allowance	(462)	(462)
Deferred tax liability, net	(807)	(9,341)
Taxes receivable	1,757	1,516
Net deferred and other tax liabilities	$950	$(7,825)

(1)

As of December 31, 2020, the Company and its subsidiaries had an estimated $124,150 of net operating loss carryforwards, $1,712 which expires at various dates between December 31, 2026 and December 31, 2035, and which had a net asset value of $30,031 as of December 31, 2020.

The components of our tax (provision) benefit for the years ended December 31, 2020, 2019, and 2018 were as follows.

(Dollars in thousands)	2020	2019	2018
Current
Federal	$—	$—	$(2,797)
State	(260)	519	(1,078)
Deferred
Federal	7,702	(489)	5,270
State	2,632	(371)	(1,464)
Net (provision) benefit for income taxes	$10,074	$(341)	$(69)

The following table presents a reconciliation of statutory federal income tax (provision) benefit to consolidated actual income tax (provision) benefit reported for the years ended December 31, 2020, 2019, and 2018.

(Dollars in thousands)	2020	2019	2018
Statutory Federal income tax (provision) benefit at 21%	$7,766	$(642)	$4,935
State and local income taxes, net of federal income tax benefit	1,518	(120)	440
Revaluation of net operating losses	1,228	380	—
Change in effective state income tax rate	(145)	(891)	(2,564)
Change in state income tax accruals	(260)	640	—
Income attributable to non-controlling interest	460	309	—
Non deductible expenses	(453)	—	—
Utilization of carry forwards	—	—	(910)
Appreciation of Medallion Bank	—	—	(1,974)
Other	(40)	(17)	4
Total income tax (provision) benefit	$10,074	$(341)	$(69)

 In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of December 31, 2020.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2017 through the present are the more significant filings that are open for examination.

(9) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. A total of 2,210,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 862,069 remained issuable as of December 31, 2020. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At December 31, 2020, 951,669 options on the Company’s common stock were outstanding under the Company’s plans, of which 178,307 options were exercisable. Additionally, there were 416,140 unvested shares of the Company’s common stock outstanding and 62,780 unvested restricted share units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.09, $3.10, and $1.06 per share for the years ended December 31, 2020, 2019, and 2018. The following assumption categories are used to determine the value of any option grants.

	Year ended December 31,
	2020	2019	2018
Risk free interest rate	1.23%	2.29%	2.82%
Expected dividend yield	—	0.66	4.86
Expected life of option in years (1)	6.25	6.25	6.00
Expected volatility (2)	51.03%	49.03%	30.00%

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the years ended December 31, 2020, 2019, and 2018.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017	320,626	$2.14-13.84	$8.78
Granted	39,000	5.27-5.58	5.46
Cancelled	(214,960)	9.22-9.24	9.22
Exercised (1)	—	—	—
Outstanding at December 31, 2018	144,666	2.14-13.84	7.23
Granted	449,450	5.21-7.25	6.61
Cancelled	(44,076)	6.55-13.84	9.00
Exercised (1)	—	—	—
Outstanding at December 31, 2019	550,040	2.14-13.53	6.58
Granted	444,557	4.89-6.68	6.24
Cancelled	(42,928)	2.22-13.53	6.91
Exercised (1)	—	—	—
Outstanding at December 31, 2020 (2)	951,669	$2.14-12.55	$6.41
Options exercisable at
December 31, 2018	81,889	$2.14-13.84	$9.25
December 31, 2019	62,778	2.14-13.53	7.60
December 31, 2020 (2)	178,307	2.14-12.55	6.33

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 for 2020, 2019, and 2018.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2020 and the related exercise price of the underlying options, was $45,000 for outstanding options and $43,000 for exercisable options as of December 31, 2020. The remaining contractual life was 8.60 years for outstanding options and 7.23 years for exercisable options at December 31, 2020.

The following table presents the activity for the restricted stock programs for the years ended December 31, 2020, 2019, and 2018.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2017	408,582	$2.06-10.38	$3.45
Granted	101,010	3.93-5.27	4.41
Cancelled	(9,737)	3.93-9.08	4.66
Vested (1)	(308,940)	2.06-10.38	3.35
Outstanding at December 31, 2018	190,915	2.14-5.27	4.06
Granted	216,148	4.80-7.25	6.59
Cancelled	(3,946)	3.93-6.55	4.97
Vested (1)	(118,238)	2.06-4.80	3.89
Outstanding at December 31, 2019	284,879	3.95-7.25	6.01
Granted	229,408	4.89-6.68	6.21
Cancelled	(8,755)	3.95-7.25	6.93
Vested (1)	(89,392)	3.95-6.55	5.37
Outstanding at December 31, 2020 (2)	416,140	$4.39-7.25	$6.24

(1)	The aggregate fair value of the restricted stock vested was $579,000, $736,000, and $1,270,000 for 2020, 2019, and 2018.
(2)	The aggregate fair value of the restricted stock was $2,039,000 as of December 31, 2020. The remaining vesting period was 2.03 years at December 31, 2020.

During the twelve months ended December 31, 2020, the Company granted 47,156 restricted stock units that vest on June 19, 2021 with a grant price of $3.16. Unitholders have the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A, which was done for 16,524 units. The remaining 10,416 units vested and settled.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2020.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	487,262	$2.14-7.25	$6.45
Granted	444,557	4.89-6.68	6.24
Cancelled	(20,630)	6.55-7.25	6.76
Vested	(137,827)	2.14-6.55	6.05
Outstanding at December 31, 2020	773,362	$4.89-7.25	$6.42

The intrinsic value of the options vested was $45,000, $43,000, and $32,000 in 2020, 2019, and 2018.

(10) SEGMENT REPORTING

The Company has six business segments, which include four lending and two non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states, with the highest concentrations in Texas, Florida, and California, at 15%, 10%, and 9% of loans outstanding and with no other states over 9% as of December 31, 2020. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 60%, 19%, and 12% of the segment portfolio as of December 31, 2020. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in swimming pools, roofs, windows, and solar panels, at 27%, 24%, 13%, and 8% of total home improvement loans outstanding, and with no other product lines over 8% as of December 31, 2020. The commercial lending segment focuses on enterprise wide industries, including manufacturing and various other industries, in which 53% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of medallions, taxis, and related assets, of which 89% were in New York City as of December 31, 2020.

In addition, our non-operating segments include RPAC, which is a race car team, and our corporate and other investments segment, which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements. As a result of COVID-19, the race season had been suspended from March 15, 2020 through May 17, 2020. As states began to reopen, NASCAR resumed races and completed all races scheduled. Commencing with the second quarter 2020, the Bank began issuing loans related to the new strategic partnership business, which is currently included within the corporate and other investment segment due to its small size.

As part of the segment reporting, capital ratios for all operating segments have been normalized at 20%, which approximates the percentage of consolidated total equity divided by total assets, with the net adjustment applied to corporate and other investments. In addition, the commercial segment exclusively represents the mezzanine lending business, and the legacy commercial loan business (immaterial to total) has been re-allocated to corporate and other investments.

The following tables present segment data as of and for the twelve months ended December 31, 2020 and 2019, and as of and for the nine months ended December 31, 2018.

Year Ended December 31, 2020	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income	$110,706	$27,273	$6,926		$(1,518)	$—	$1,575	$144,962
Total interest expense	13,013	5,699	2,538		3,610	163	9,128	34,151
Net interest income (loss)	97,693	21,574	4,388		(5,128)	(163)	(7,553)	110,811
Provision for loan losses	23,736	3,778	—		42,276	—	27	69,817
Net interest income (loss) after loss provision	73,957	17,796	4,388		(47,404)	(163)	(7,580)	40,994
Sponsorship and race winnings	—	—	—		—	20,042	—	20,042
Race team related expenses	—	—	—		—	(8,366)	—	(8,366)
Other income (expense), net	(27,341)	(9,611)	(3,196)		(30,366)	(7,973)	(11,164)	(89,651)
Net income (loss) before taxes	46,616	8,185	1,192		(77,770)	3,540	(18,744)	(36,981)
Income tax (provision) benefit	(12,004)	(2,108)	(299)		19,520	(889)	5,854	10,074
Net income (loss) after taxes	$34,612	$6,077	$893		$(58,250)	$2,651	$(12,890)	$(26,907)
Balance Sheet Data
Total loans net	$765,338	$328,876	$62,037		$12,725	$—	$3,314	$1,172,290
Total assets	777,605	340,494	80,622		124,554	33,711	285,425	1,642,411
Total funds borrowed	621,735	272,284	65,924		98,636	8,689	244,987	1,312,255
Selected Financial Ratios
Return on average assets	4.59%	2.07%	1.07%		(33.21%)	7.98%	(5.06%)	(2.16)%
Return on average equity	22.93	10.35	5.17		(165.21)	(363.66)	(23.29)	(10.90)
Interest yield	14.90	9.66	10.51		(2.11)	N/A	N/A	11.32
Net interest margin	13.15	7.62	6.66		(7.14)	N/A	N/A	8.65
Reserve coverage	3.45	1.54	0.00	(1)	66.31	N/A	N/A	4.68
Delinquency status(2)	0.70	0.05	0.11	(1)	3.57	N/A	N/A	0.57
Charge-off ratio	1.95	0.44	0.04	(3)	59.38	N/A	N/A	5.00

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

Year Ended December 31, 2019	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income	$99,463	$19,943	$7,183		$3,665	$—	$2,308	$132,562
Total interest expense	13,304	4,757	2,833		7,962	159	6,030	35,045
Net interest income (loss)	86,159	15,186	4,350		(4,297)	(159)	(3,722)	97,517
Provision for loan losses	28,638	1,598	364		16,331	—	455	47,386
Net interest income (loss) after loss provision	57,521	13,588	3,986		(20,628)	(159)	(4,177)	50,131
Sponsorship and race winnings	—	—	—		—	18,742	—	18,742
Race team related expenses	—	—	—		—	(8,996)	—	(8,996)
Other income (expense), net	(23,490)	(7,520)	(1,149)		(10,493)	(6,942)	(7,946)	(57,540)
Net income (loss) before taxes	34,031	6,068	2,837		(31,121)	2,645	(12,123)	2,337
Income tax (provision) benefit	(8,813)	(1,572)	(684)		7,596	(329)	3,461	(341)
Net income (loss) after taxes	$25,218	$4,496	$2,153		$(23,525)	$2,316	$(8,662)	$1,996
Balance Sheet Data
Total loans net	$695,257	$244,716	$66,405		$105,022	$—	$3,362	$1,114,762
Total assets	707,377	252,704	84,924		217,483	31,538	247,641	1,541,667
Total funds borrowed	563,805	201,605	68,666		176,825	7,794	150,898	1,169,593
Selected Financial Ratios
Return on average assets	3.84%	2.20%	2.44%		(9.73%)	7.28%	(3.71%)	(0.12)%
Return on average equity	17.19	10.22	12.21		(48.49)	(96.37)	(14.26)	(0.59)
Interest yield	15.39	9.50	11.39		2.88	N/A	N/A	11.75
Net interest margin	13.33	7.24	6.90		(3.38)	N/A	N/A	8.64
Reserve coverage	2.53	1.05	0.00	(1)	19.48	N/A	N/A	3.97
Delinquency status(2)	0.84	0.07	0.15	(1)	2.04	N/A	N/A	0.76
Charge-off ratio	2.69	0.37	1.30	(3)	14.68	N/A	N/A	3.60

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

Nine Months Ended December 31, 2018	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income	$68,870	$12,799	$7,076		$6,317	$—	$1,741	$96,803
Total interest expense	6,986	2,290	1,502		10,125	121	3,792	24,816
Net interest income (loss)	61,884	10,509	5,574		(3,808)	(121)	(2,051)	71,987
Provision for loan losses	15,118	2,453	—		41,437	—	—	59,008
Net interest income (loss) after loss provision	46,766	8,056	5,574		(45,245)	(121)	(2,051)	12,979
Sponsorship and race winnings	—	—	—		—	14,368	—	14,368
Race team related expenses	—	—	—		—	(7,121)	—	(7,121)
Other income (expense), net	(14,242)	(3,093)	(1,824)		9,742	(11,476)	(6,489)	(27,382)
Net income (loss) before taxes	32,524	4,963	3,750		(35,503)	(4,350)	(8,540)	(7,156)
Income tax (provision) benefit	(8,579)	(1,319)	(862)		7,938	1,108	1,005	(709)
Net income (loss) after taxes	$23,945	$3,644	$2,888		$(27,565)	$(3,242)	$(7,535)	$(7,865)
Balance Sheet Data
Total loans net	$580,182	$181,359	$59,973		$155,863	$—	$4,110	$981,487
Total assets	590,746	188,892	93,807		273,501	29,925	204,975	1,381,846
Total funds borrowed	434,527	143,815	53,719		294,465	7,649	127,853	1,062,028
Selected Financial Ratios
Return on average assets	5.48%	2.56%	4.27%		(10.13)%	(11.69)%	(4.07)%	(0.90)%
Return on average equity	22.60	11.30	9.43		NM	NM	(12.37)	(4.62)
Interest yield	15.78	9.06	14.25		3.58	N/A	N/A	10.98
Net interest margin	14.18	7.44	11.23		(2.16)	N/A	N/A	8.19
Reserve coverage	1.17	0.98	0.00		15.11	N/A	N/A	3.58
Delinquency status(2)	0.73	0.07	0.44	(1)	9.43	N/A	N/A	2.14
Charge-off ratio	1.89	0.46	0.00		7.21	N/A	N/A	2.73

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.

(11) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers for either a one-, two- or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year of each five-year term, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. Typically, the contracts with a one- or two-year term will renew for new one- or two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one or two-year terms; however, there is currently one agreement that renews after two years for additional one- year terms and one agreement with a two-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period. Employment agreements expire at various dates through 2025, with future minimum payments under these agreements of approximately $12,056,000 as follows.

(Dollars in thousands)
2021	$3,965
2022	3,081
2023	2,073
2024	2,073
2025	864
Thereafter	—
Total	$12,056

(B) OTHER COMMITMENTS

The Company had no commitments to extend credit or make investments outstanding at December 31, 2020. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

(D) REGULATORY

In the ordinary course of business, the Company and its subsidiaries are subject to inquiries from certain regulators. During 2014, FSVC was examined by the SBA. The foregoing regulatory examination was resolved in January 2017 as a result of FSVC transfer to liquidation status and the restructure of the FSVC loan described in Note 6.

(12) RELATED PARTY TRANSACTIONS

Certain directors, officers, and stockholders of the Company are also directors and officers of its main consolidated subsidiaries, MFC, MCI, FSVC, and the Bank, as well as other subsidiaries. Officer salaries are set by the Board of Directors of the Company.

Jeffrey Rudnick, the son of one of the Company’s directors, was an officer of LAX Group, LLC, or LAX, one of the Company’s equity investments that sold its assets on December 16, 2020. Mr. Rudnick receives a salary from LAX of $178,000 per year, which was reduced to $133,000 in the 2020 second quarter, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year-end bonus. In addition, Mr. Rudnick provided consulting services to the Company directly for a monthly retainer of $4,200. Effective March 1, 2021, Mr. Rudnick serves as the Company’s Senior Vice President at a salary of $195,000 per year and is no longer providing consulting services to the Company.

The Company’s subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which it makes an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,442,000, that earns interest at an annual rate of 2% through March 2022, none of which has been paid to date.

In the 2019 second quarter, RPAC entered into a sponsorship agreement with Victory Junction, a 501(c)(3) public charity of which Richard Petty is a board member, for $7,000,000 of sponsorship payments to RPAC during the 2019 race car season, of which $5,600,000 was subsequently earned and received in 2019, and the balance which was written off as it was not expected to be received.

The Company had assigned its servicing rights to the Bank portfolio to MSC, a wholly-owned entity that had been unconsolidated under Investment Company Accounting. The costs of servicing are allocated to MSC by the Company, and the servicing fee income is billed and collected from the Bank by MSC. As a result, $1,290,000 of servicing fee income was earned by MSC for the three months ended March 31, 2018.

For the three months ended March 31, 2018, other income received from the Bank that was not eliminated under Investment Company Accounting was $256,000.

(13) STOCKHOLDERS’/SHAREHOLDERS’ EQUITY

In November 2003, the Company announced a stock repurchase program which authorized the repurchase of up to $10,000,000 of common stock. In November 2004, the repurchase program was increased by an additional $10,000,000, which was further increased to a total of $20,000,000 in July 2014, and which was further increased to a total of $26,000,000 in July 2015. As of December 31, 2020, a total of 2,931,125 shares had been repurchased for $24,587,000, and $22,874,509 of shares remain authorized for repurchase under the program. There were no purchases in 2020, 2019, and 2018.

(14) SELECTED FINANCIAL RATIOS AND OTHER DATA (Investment Company Accounting)

The following table provides selected financial ratios and other data for the periods indicated.

Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018
Net share data
Net asset value at the beginning of the year	$11.80
Net investment income (loss)	(0.15)
Income tax provision (benefit)	0.03
Net realized gains (losses) on investments	(1.44)
Net change in unrealized appreciation on investments	0.94
Net increase (decrease) in net assets resulting from operations	(0.62)
Issuance of common stock	(0.03)
Total increase (decrease) in net asset value	(0.65)
Net asset value at the end of the period/year (1)	$11.15
Per share market value at beginning of year	$3.53
Per share market value at end of period/year	4.65
Total return (2)	(129%)
Ratios/supplemental data
Total shareholders’ equity (net assets)	$272,437
Average net assets	284,021
Total expense ratio (3) (4)	10.02%
Operating expenses to average net assets (4)	5.87
Net investment income (loss) after income taxes to average net assets (4)	(4.61)

(1)	Includes $0.00 of undistributed net investment income per share as of March 31, 2018 and $0.00 of undistributed net realized gains per share for the period presented.
(2)

Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of distributions on the payment date, by the per share market value at the beginning of the year.

(3)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average net assets.
(4)

MSC has assumed certain of the Company’s servicing obligations, and as a result, servicing fee income of $1,290, and operating expenses of $1,150, which formerly were the Company’s, were now MSC’s for the three months ended March 31, 2018. Excluding the impact of the MSC amounts, the total expense ratio, operating expense ratio, and net investment income (loss) ratio would have been 11.75%, 6.88%, and 7.51% in the March 31, 2018 quarter.

(15) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan, or the 401(k) Plan, which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of thirty (30) days of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% of total annual compensation, up to the applicable limits set forth in the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Once eligible full-time employees have completed a minimum of one (1) year of service, and part time employees have worked at least 500 hours, the Company matches employee contributions to the 401(k) Plan in an amount per employee equal to one-third of the first 6% of the employee’s annual contributions, subject to legal limits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank and other consolidated subsidiaries in the prior year periods, was approximately $203,000, $193,000, and $182,000 for the years ended December 31, 2020, 2019, and 2018.

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

(a)	Cash – Book value equals fair value.
(b)	Equity securities – The Company’s equity securities are recorded at cost less impairment plus or minus observable price changes.
(c)	Investment securities – The Company’s investments are recorded at the estimated fair value of such investments.
(d)	Loans receivable – The Company’s loans are recorded at book value which approximated fair value.
(e)	Floating rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.
(f)

Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2020 and December 31, 2019, the estimated fair value of these off-balance-sheet instruments was not material.

(g)	Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$112,040	$112,040	$67,821	$67,821
Equity investments	9,746	9,746	10,079	10,079
Investment securities	46,792	46,792	48,998	48,998
Loans receivable	1,172,290	1,172,290	1,114,762	1,114,762
Accrued interest receivable (2)	10,338	10,338	8,662	8,662
Financial liabilities
Funds borrowed (3)	1,312,255	1,312,591	1,169,593	1,171,274
Accrued interest payable (2)	4,673	4,673	4,398	4,398

(1)	Categorized as level 1 within the fair value hierarchy, excluding $1,500 of interest-bearing deposits categorized as level 2. See Note 17.
(2)	Categorized as level 3 within the fair value hierarchy. See Note 17.
(3)	As of December 31, 2020 and 2019, publicly traded unsecured notes traded at a premium to par of $336 and $1,681.

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

Equity investments were recorded at cost less impairment plus or minus observable price changes. Commencing in 2020, the Company elected to measure equity investments at fair value on a non-recurring basis, which have been adjusted for all periods presented.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019.

December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,500	$—	$1,500
Available for sale investment securities	—	46,792	—	46,792
Total(1)	$—	$48,292	$—	$48,292

(1)	Total unrealized gains of $1,013, net of tax, was included in accumulated other comprehensive income (loss) for the twelve months ended December 31, 2020 related to these assets.

December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale investment securities (1)	$—	$48,998	$—	$48,998
Total	$—	$48,998	$—	$48,998

(1)	Total unrealized gains of $1,081, net of tax, was included in accumulated other comprehensive income (loss) for the twelve months ended December 31, 2019 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.

December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,746	$9,746
Impaired loans	—	—	62,174	62,174
Loan collateral in process of foreclosure	—	—	54,560	54,560
Total	$—	$—	$126,480	$126,480

December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,079	$10,079
Impaired loans	—	—	34,915	34,915
Loan collateral in process of foreclosure	—	—	52,711	52,711
Total	$—	$—	$97,705	$97,705

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of December 31, 2020 and 2019.

(Dollars in thousands)	Fair Value at 12/31/20	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$8,291	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	1,455	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	62,174	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Median transfer price (2)	$0.6 - 108.7
			Collateral value	N/A
Loan collateral in process of foreclosure	53,128	Market approach	Median transfer price (2)	$0.6 - 108.7
	1,432		Collateral value (3)	$0.7 - 32.3

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

(18) MEDALLION BANK PREFERRED STOCK (Non-controlling interest)

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

(19) PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The following shows the condensed financial information of Medallion Financial Corp. (parent company only).

Condensed Balance Sheets

(Dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Cash	$33,743	$4,477
Net loans receivable	12,293	26,802
Loan collateral in process of foreclosure	9,960	11,104
Goodwill and intangible assets	175,731	177,176
Investment in bank subsidiaries	149,686	158,201
Investment in non-bank subsidiaries	88,165	92,856
Income tax receivable	1,470	4,708
Other assets	10,912	14,111
Total assets	$481,960	$489,435
Liabilities
Other liabilities	$21,302	$18,660
Intercompany payables	51,352	54,904
Short-term borrowings	53,359	8,188
Deferred tax liabilities	24,172	30,728
Long-term borrowings	100,367	113,807
Total liabilities	250,552	226,287
Total stockholders’ equity	231,408	263,148
Total liabilities and equity	$481,960	$489,435

Condensed Statements of Operations

	Year Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	Nine Months Ended December 31, 2018
Interest income	$(2,824)	$(2,552)	$(1,958)
Interest expense	8,602	8,856	5,480
Net interest loss	(11,426)	(11,408)	(7,438)
Provision for loan losses	5,127	6,377	19,190
Net interest loss after provision for loan losses	(16,553)	(17,785)	(26,628)
Other income (expense), net	(22,062)	(13,686)	(16,913)
Loss before income taxes and undistributed earnings of subsidiaries	(38,615)	(31,471)	(43,541)
Income tax benefit	10,454	7,013	5,328
Loss before undistributed earnings of subsidiaries	(28,161)	(24,458)	(38,213)
Undistributed earnings (losses) of subsidiaries	(6,622)	22,696	28,041
Net income (loss) attributable to parent company	$(34,783)	$(1,762)	$(10,172)

Condensed Statements of Other Comprehensive Income (Loss)

	Year Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	Nine Months Ended December 31, 2018
Net loss	$(34,783)	$(1,762)	$(10,172)
Other comprehensive income (loss)	1,013	1,081	(82)
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$(33,770)	$(681)	$(10,254)

Condensed Statements of Cash Flow

	Year Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	Nine Months Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES Net loss	$(34,783)	$(1,762)	$(10,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	6,622	(22,696)	(28,041)
Provision for loan losses	5,127	6,377	19,190
Depreciation and amortization	5,357	5,484	5,451
Change in deferred and other tax assets/liabilities, net	(3,317)	(2,225)	4,512
Net change in loan collateral in process of foreclosure	4,940	906	678
Net change in unrealized depreciation on investments	3,493	1,786	—
Stock-based compensation expense	2,031	1,221	425
Decrease in other assets	2,299	988	4,073
Increase in deferred financing costs	(1,233)	(1,297)	—
Decrease in intercompany payables	(3,552)	(8,448)	(3,368)
Increase in other liabilities	2,336	(1,759)	4,237
Net cash used by operating activities	(10,680)	(21,425)	(3,015)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(14)	(3,312)	(309)
Proceeds from principal receipts, sales, and maturities of loans and investments	1,193	2,313	10,900
Purchases of investments	(2,304)	(1,125)	—
Proceeds from sale and principal payments of loan collateral in process of foreclosure	1,276	2,403	487
Dividends from subsidiaries	7,597	6,248	5,200
Net cash provided by investing activities	7,748	6,527	16,278
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	33,600	36,000	—
Repayments of funds borrowed	(1,402)	(17,735)	(17,208)
Net cash provided by (used for) financing activities	32,198	18,265	(17,208)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,266	3,367	(3,945)
Cash and cash equivalents, beginning of period	4,477	1,110	5,055
Cash and cash equivalents, end of period	$33,743	$4,477	$1,110

(20) VARIABLE INTEREST ENTITIES

During the 2018 third quarter, the Company determined that Trust III was a VIE. Trust III had been consolidated as a subsidiary of MFC historically, although it should have been consolidated under the variable interest model, since MFC was its primary beneficiary until October 31, 2018. Trust III is a VIE since the key decision-making authority rests in the servicing agreement (where MFC is the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights are considered a variable interest. This conclusion is supported by a qualitative assessment that Trust III does not have sufficient equity at risk. Since the inception of Trust III, MFC had also been party to a limited guaranty which was considered a variable interest because, pursuant to the guaranty, MFC absorbed variability as a result of the on-going performance of the loans in Trust III. As of October 31, 2018, the Company determined that MFC was no longer the primary beneficiary of Trust III and accordingly deconsolidated the VIE, leading to a net gain of $25,325,000 recorded as well as a new promissory note payable by MFC of $1,400,000 issued in settlement of the limited guaranty. See Note 6 for more details. The Company’s interest in Trust III is accounted for as an equity investment and has a value of $0 as of December 31, 2020 and 2019. In addition, MFC remains the servicer of the assets of Trust III for a fee.

In December 2008, Trust III entered into the DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC, or the DZ loan. The loan, which has an outstanding balance of $86,825,000, currently terminates on May 15, 2021. Borrowings under the DZ loan are collateralized by Trust III’s assets.

(21) SUBSEQUENT EVENTS

The Company evaluated the effects of events that have occurred subsequent to the year ended December 31, 2020, through the date of financial statement issuance.

On March 11, 2021, one of the notes payable to banks with a maturity of September 1, 2021 was paid off.

On March 12, 2021, one of the notes payable to banks with a maturity of April 15, 2021 was paid off.

A lender for one of the notes payable to banks with a maturity date of February 1, 2021 has agreed to extend such note until December 31, 2021.

A lender for nine of the notes payable to banks with maturity dates of February 9, 2021 has agreed to extend such notes until December 31, 2021.

Fourteen of the notes payable to banks with maturity dates of February 1, 2021 were extended until April 1, 2021.