Form 10-Q
period 2021-03-31
MEDALLION FINANCIAL CORP
filed 2021-05-05
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 3, 2021 was 25,033,486.

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). In January 2017, we announced our plans to transform our overall strategy. We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. Total assets under management, which includes assets serviced for third-party investors, were $1.8 billion as of March 31, 2021 and December 31, 2020, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

Our consolidated balance sheet as of March 31, 2021, and the related consolidated statements of operations, consolidated statements of other comprehensive income/(loss), consolidated statements of stockholders’ equity and cash flows for the three months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2021 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share data)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents(1)	$69,477	$54,743
Federal funds sold	70,800	57,297
Investment securities	38,081	46,792
Equity investments	9,529	9,746
Loans	1,259,215	1,229,838
Allowance for loan losses	(57,809)	(57,548)
Net loans receivable	1,201,406	1,172,290
Accrued interest receivable	9,215	10,338
Income tax receivable	859	1,757
Property, equipment, and right-of-use lease asset, net	11,858	12,404
Loan collateral in process of foreclosure(2)	50,733	54,560
Goodwill	150,803	150,803
Intangible assets, net	50,729	51,090
Other assets	25,260	20,591
Total assets	$1,688,750	$1,642,411
Liabilities
Accounts payable and accrued expenses(3)	$17,746	$14,902
Accrued interest payable	4,762	4,673
Deposits(4)	1,084,074	1,065,398
Short-term borrowings	73,937	87,334
Deferred tax liabilities, net	3,528	807
Operating lease liabilities	10,464	11,018
Long-term debt(5)	182,225	153,718
Total liabilities	1,376,736	1,337,850
Commitments and contingencies(6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 27,985,598 shares at March 31, 2021 and 27,828,871 shares at December 31, 2020 issued)	280	278
Additional paid in capital	278,035	277,539
Treasury stock (2,951,243 shares at March 31, 2021 and December 31, 2020)	(24,919)	(24,919)
Accumulated other comprehensive income	1,407	2,012
Retained earnings (accumulated deficit)	(15,071)	(23,502)
Total stockholders’ equity	239,732	231,408
Non-controlling interest in consolidated subsidiaries	72,282	73,153
Total equity	312,014	304,561
Total liabilities and equity	$1,688,750	$1,642,411
Number of shares outstanding	25,034,355	24,877,628
Book value per share	$9.58	$9.30

(1)	Includes restricted cash of $2,970 as of March 31, 2021 and December 31, 2020.
(2)

Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $3,818 as of March 31, 2021 and $3,535 as of December 31, 2020.

(3)	Includes the short-term portion of lease liabilities of $2,048 and $2,004 as of March 31, 2021 and December 31, 2020. Refer to Note 6 for more details.
(4)	Includes $2,661 and $2,674 of deferred financing costs as of March 31, 2021 and December 31, 2020. Refer to Note 5 for more details.
(5)	Includes $3,862 and $3,131 of deferred financing costs as of March 31, 2021 and December 31, 2020. Refer to Note 5 for more details.
(6)	Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2021	2020
Interest and fees on loans	$36,855	$35,019
Interest and dividends on investment securities	225	470
Medallion lease income	—	53
Total interest income(1)	37,080	35,542
Interest on deposits	4,711	5,941
Interest on short-term borrowings	403	564
Interest on long-term debt	3,293	2,495
Total interest expense(2)	8,407	9,000
Net interest income	28,673	26,542
Provision for loan losses	3,019	16,541
Net interest income after provision for loan losses	25,654	10,001
Other income (loss)
Write-down of loan collateral in process of foreclosure	(2,785)	(6,286)
Sponsorship and race winnings, net	2,473	2,573
Gain on extinguishment of debt	1,767	—
Loss on equity investments	—	(3,510)
Other income	482	243
Total other income (loss), net	1,937	(6,980)
Other expenses
Salaries and employee benefits	5,685	6,933
Race team related expenses	2,122	2,130
Loan servicing fees	1,647	1,612
Collection costs	1,232	1,229
Professional fees	507	3,589
Rent expense	675	697
Regulatory fees	438	365
Amortization of intangible assets	361	361
Other expenses	1,975	2,355
Total other expenses	14,642	19,271
Income (loss) before income taxes	12,949	(16,250)
Income tax (provision) benefit	(3,878)	3,249
Net income (loss) after taxes	9,071	(13,001)
Less: income attributable to the non-controlling interest	640	642
Total net income (loss) attributable to Medallion Financial Corp.	$8,431	$(13,643)
Basic net income (loss) per share	$0.34	$(0.56)
Diluted net income (loss) per share	$0.34	$(0.56)
Distributions declared per share	$—	$—
Weighted average common shares outstanding
Basic	24,518,775	24,401,773
Diluted	24,895,108	24,401,773

(1)	Included in interest and investment income is $325 and $293 of paid-in-kind interest for the three months ended March 31, 2021 and 2020.
(2)	Average borrowings outstanding were $1,305,162 and $1,164,483, and the related average borrowing costs were 2.61% and 3.11%, for the three months ended March 31, 2021 and 2020.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net income (loss) after taxes	$9,071	$(13,001)
Other comprehensive income (loss), net of tax	(605)	147
Total comprehensive income (loss)	8,466	(12,854)
Less comprehensive income attributable to the non-controlling interest	640	642
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$7,826	$(13,496)

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2020	27,828,871	$278	$-	$277,539	(2,951,243)	$(24,919)	$(23,502)	$2,012	$231,408	$73,153	$304,561
Net income (loss)	—	—	—	—	—	—	8,431	—	8,431	640	9,071
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation expense	—	2	—	496	—	—	—	—	498	—	498
Issuance of restricted stock, net	163,561	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(7,602)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	768	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	(605)	(605)	—	(605)
Balance at March 31, 2021	27,985,598	$280	$—	$278,035	(2,951,243)	$(24,919)	$(15,071)	$1,407	$239,732	$72,282	$312,014

.

(Dollars in thousands)	Common Stock Shares	Common Stock	Preferred Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	27,597,802	$276	—	$275,511	(2,951,243)	$(24,919)	$11,281	$999	$263,148	$71,320	$334,468
Net income (loss)	—	—	—	—	—	—	(13,643)	—	(13,643)	642	(13,001)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,507)	(1,507)
Stock-based compensation expense	—	2	—	464	—	—	—	—	466	—	466
Issuance of restricted stock, net	165,674	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,577)	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	—	147	147	—	147
Balance at March 31, 2020	27,757,899	$278	—	$275,975	(2,951,243)	$(24,919)	$(2,362)	$1,146	$250,118	$70,455	$320,573

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,071	$(13,001)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Provision for loan losses	3,019	16,541
Paid-in-kind interest	(325)	(293)
Depreciation and amortization	1,321	1,590
Increase (decrease) in deferred and other tax liabilities	3,620	(2,713)
Amortization of origination fees, net	1,656	1,304
Net change in value of loan collateral in process of foreclosure	4,002	8,825
Net realized losses on investments	—	3,554
Stock-based compensation expense	498	466
Gain on extinguishment of debt	(1,767)	—
Decrease in accrued interest receivable	1,123	125
(Increase) decrease in other assets	(2,228)	205
Increase in accounts payable and accrued expenses	944	1,249
(Increase) decrease in accrued interest payable	126	(1,062)
Net cash provided by operating activities	21,060	16,790
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(150,598)	(107,149)
Proceeds from principal receipts, sales, and maturities of loans	113,144	67,368
Purchases of investments	(2,000)	(6,541)
Proceeds from principal receipts, sales, and maturities of investments	8,280	7,692
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	3,627	4,007
Net cash used for investing activities	(27,547)	(34,623)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	181,179	114,418
Repayments of time deposits and funds borrowed	(144,944)	(107,402)
Distributions to non-controlling interests	(1,511)	(1,507)
Net cash provided by financing activities	34,724	5,509
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	28,237	(12,324)
Cash, cash equivalents, and restricted cash, beginning of period(1)	112,040	67,821
Cash, cash equivalents, and restricted cash, end of period(1)	$140,277	$55,497
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$7,637	$9,339
Cash paid during the period for income taxes	4	3
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$3,802	$6,938

(1)	Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

In 2019, the Bank began the process to build out a strategic partnership program with financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020 and a second partnership in 2021, which will soon be active, and began issuing its first loans, while continuing to explore opportunities with additional fintech companies.

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,083,000 at March 31, 2021, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, together, Medallion Chicago, purchased $8,689,000 of City of Chicago taxi medallions out of foreclosure, some of which are leased to fleet operators. The 159 taxi medallions are carried at a net realizable value of $2,298,000 in other assets on the Company’s consolidated balance sheet at March 31, 2021, compared to a net realizable value of $2,932,000 and $3,091,000 at December 31, 2020 and March 31, 2020.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $9,529,000 and $9,746,000 at March 31, 2021 and December 31, 2020, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of March 31, 2021 and December 31, 2020, the Company determined that there was no impairment or observable price change.

In the 2021 first quarter, the Company purchased $2,000,000 of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in earnings, and the fair value of these securities of $1,972,000 as of March 31, 2021 are included in other assets on the consolidated balance sheet.

The table below presents the unrealized portion related to the equity securities held as of March 31, 2021.

(Dollars in thousands)	March 31, 2021
Net losses recognized during the period on equity securities	$(28)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(28)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $235,000 at March 31, 2021 and $278,000 at December 31, 2020, and $43,000 and $55,000 was amortized to interest income for the three months ended March 31, 2021 and 2020. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2021 and December 31, 2020, net loan origination costs were $21,618,000 and $20,684,000. Net amortization to income for the three months ended March 31, 2021 and 2020 was $1,656,000 and $1,304,000.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded to write the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as a recovery. Total loans 90 days or more past due were $4,118,000 at March 31, 2021, or 0.33% of the total loan portfolio, compared to $6,878,000, or 0.57% at December 31, 2020.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants concessions to the borrower for other than an insignificant period of time that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans. Beginning in the third quarter 2019, all consumer loans which are party to a Chapter 13 bankruptcy are immediately classified as TDRs. The Company’s policy with regard to bankrupt loans is to take an immediate 40% write down of the loan balance. As a result of the Consolidated Appropriations Act, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, relief period was extended to the later of January 1, 2022 or 60 days after the date which the coronavirus, or COVID-19, national emergency terminates. During the relief period, companies may elect to (a) suspend the requirements of GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs and (b) suspend any determination of a loan modified as a result of the effects of COVID-19 as a TDR, including impairment for accounting purposes. Any such suspension is applicable for the term of the loan modification, but solely with respect to any modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019, and shall not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. As of March 31, 2021, there were no consumer or medallion loan modifications related to COVID-19 that would have otherwise been classified as a TDR, and therefore there was no need for the Company to elect this relief under the CARES Act during 2020 and 2021. However, we expect to have loan modifications related to COVID-19 that would apply under this provision of the CARES Act in the future.

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

The Company had $11,020,000 and $15,367,000 of net loans pledged as collateral under borrowing arrangements at March 31, 2021 and December 31, 2020.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $106,325,000 at March 31, 2021 and $107,131,000 at December 31, 2020. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, which relates to servicing assets held by MFC (related to the remaining assets in Trust III) and the Bank, and determined that no material servicing asset or liability existed as of March 31, 2021 and December 31, 2020. The Company assigned its servicing rights of the Bank’s portfolio to MSC. The costs of servicing were allocated to MSC by the Company, and the servicing fee income was billed to and collected from the Bank by MSC.

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one-year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at. For medallion loans, delinquent nonperforming loans are valued at collateral value for the most recent quarter. Collateral value for the medallion loans is generally determined utilizing factors deemed relevant under the circumstances of the market including but not limited to: actual transfers, pending transfers, median and average sales prices, discounted cash flows, market direction and sentiment, and general economic trends for the industry and economy. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result of COVID-19, there was an increase in the reserve percentages of 50 basis points on the recreation subprime loan business during 2020, of which there was an increase of 25-50 basis points for the three months ended March 31, 2020. In addition, the Company determined that anticipated payment activity on the medallion portfolio was impossible to quantify upon exit of the six-month deferral period with borrowers, and therefore deemed all such loans as impaired in the third quarter of 2020. As a result, all medallion loans were placed on nonaccrual and written down to collateral value, net of liquidation costs, of $79,500 for New York City medallions.  The Company continues to monitor the impact of COVID-19 on the consumer, commercial, and medallion loans. Had there been no payment deferrals offered to borrowers under the CARES Act, potential loans 90 days or more past due would have resulted in increased reserves and/or charge-offs. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of March 31, 2021, December 31, 2020, and March 31, 2020, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $50,729,000, $51,090,000, and $52,175,000, and the Company recognized $361,000 of amortization expense on the intangible assets for the three months ended March 31, 2021 and 2020. Additionally, loan portfolio premiums of $12,387,000 were determined as of April 2, 2018, of which $2,530,000, $2,717,000, and $5,429,000 were outstanding at March 31, 2021, December 31, 2020, and March 31, 2020, and of which $187,000 and $329,000 were amortized to interest income for the three months ended March 31, 2021 and 2020. The Company engaged an expert to assess the goodwill and intangibles for impairment at December 31, 2020, who concluded there was no impairment on the Bank and on the RPAC intangible asset. The Company reviewed the goodwill related to the Bank and the RPAC intangible assets, considered whether the current COVID-19 pandemic had any effect on such goodwill, and concluded that there was no additional impairment as of March 31, 2021.

The table below shows the details of the intangible assets as of the dates presented.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Brand-related intellectual property	$18,699	$18,974
Home improvement contractor relationships	5,865	5,951
Race organization	26,165	26,165
Total intangible assets, net	$50,729	$51,090

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $84,000 and $121,000 for the three months ended March 31, 2021 and 2020.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $645,000 and $723,000 for the three months ended March 31, 2021 and 2020. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $6,523,000, $5,805,000, and $4,674,000 as of March 31, 2021, December 31, 2020, and March 31, 2020.

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

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2021	2020
Net income (loss) resulting from operations available to common stockholders	$8,431	$(13,643)
Weighted average common shares outstanding applicable to basic EPS	24,518,775	24,401,773
Effect of dilutive stock options	21,168	—
Effect of restricted stock grants	355,165	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,895,108	24,401,773
Basic income (loss) per share	$0.34	$(0.56)
Diluted income (loss) per share	0.34	(0.56)

Potentially dilutive common shares excluded from the above calculations aggregated 1,188,455 and 807,368 shares as of March 31, 2021 and 2020.

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

During the three months ended March 31, 2021 and 2020, the Company issued 163,561 and 165,674 restricted shares of stock-based compensation awards, issued 317,398 and 335,773 shares of other stock-based compensation awards, and issued no restricted stock units; and recognized $498,000 and $466,000, or $0.02 and $0.02 per share, for the three months ended March 31, 2021 and 2020, of non-cash stock-based compensation expense related to the grants. As of March 31, 2021, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $4,100,000, which is expected to be recognized over the next 16 quarters. See Note 8 for additional details.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of March 31, 2021, the Bank’s Tier 1 leverage ratio was 18.03%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well- Capitalized	March 31, 2021	December 31, 2020
Common equity Tier 1 capital	—	—	$159,268	$148,507
Tier 1 capital	—	—	228,056	217,295
Total capital	—	—	244,623	233,460
Average assets	—	—	1,265,004	1,283,664
Risk-weighted assets	—	—	1,276,656	1,243,783
Leverage ratio(1)	4.0%	5.0%	18.0%	16.9%
Common equity Tier 1 capital ratio(2)	7.0	6.5	12.5	11.9
Tier 1 capital ratio(3)	8.5	8.0	17.9	17.5
Total capital ratio(3)	10.5	10.0	19.2	18.8

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of March 31, 2021 and December 31, 2020 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both March 31, 2021 and December 31, 2020.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 to defer implementation of the standard for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. The Company is assessing the impact the update will have on its financial statements, and expects the update to have a material impact on the Company’s accounting for estimated credit losses on its loans.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

Fixed maturity securities available for sale at March 31, 2021 and December 31, 2020 consisted of the following:

March 31, 2021 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$29,365	$1,005	$(219)	$30,151
State and municipalities	7,919	92	(81)	7,930
Total	$37,284	$1,097	$(300)	$38,081

December 31, 2020 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$34,929	$1,495	$(45)	$36,379
State and municipalities	10,226	189	(2)	10,413
Total	$45,155	$1,684	$(47)	$46,792

The amortized cost and estimated market value of investment securities at March 31, 2021 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$20	$20
Due after one year through five years	8,678	8,977
Due after five years through ten years	14,006	14,344
Due after ten years	14,580	14,740
Total	$37,284	$38,081

The following tables show information pertaining to securities with gross unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
March 31, 2021 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(219)	$5,577	$—	-	$—
State and municipalities	(78)	3,935	(3)		127
Total	$(297)	$9,512	$(3)		$127

	Less than Twelve Months		Twelve Months and Over
December 31, 2020 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(45)	$4,028	$—	$—
State and municipalities	—	—	(2)	196
Total	$(45)	$4,028	$(2)	$196

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$822,932	65%	$792,686	65%
Home improvement	342,121	27	334,033	27
Commercial	58,854	5	65,327	5
Medallion	35,250	3	37,768	3
Strategic partnership	58	—	24	—
Total gross loans	1,259,215	100%	1,229,838	100%
Allowance for loan losses	(57,809)		(57,548)
Total net loans	$1,201,406		$1,172,290

The following tables show the activity of the gross loans for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	93,850	48,059	4,156	—	1,944	148,009
Principal payments, sales, and maturities	(58,427)	(40,069)	(10,965)	(1,825)	(1,910)	(113,196)
Charge-offs, net	(2,584)	(249)		75	—	(2,758)
Transfer to loan collateral in process of foreclosure, net	(3,053)	—	—	(696)	—	(3,749)
Amortization of origination costs	(2,162)	497	11	(2)	—	(1,656)
Amortization of loan premium	(41)	(76)	—	(70)	—	(187)
FASB origination costs	2,663	(74)	—	—	—	2,589
Paid-in-kind interest	—	—	325	—	—	325
Gross loans – March 31, 2021	$822,932	$342,121	$58,854	$35,250	$58	$1,259,215

Three Months Ended March 31, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$1,160,855
Loan originations	69,643	33,465	2,175	—	105,283
Principal payments, sales and maturities	(37,070)	(24,225)	(3,999)	(2,075)	(67,369)
Charge-offs, net	(6,382)	(636)	—	(1,559)	(8,577)
Transfer to loan collateral in process of foreclosure, net	(4,779)	—	—	(2,159)	(6,938)
Amortization of origination costs	(1,728)	441	2	(19)	(1,304)
Amortization of loan premium	(52)	(86)	—	(191)	(329)
FASB origination costs	2,211	(384)	19	19	1,865
Paid-in-kind interest	—	—	293	—	293
Gross loans – March 31, 2020	$735,175	$255,899	$68,257	$124,448	$1,183,779

The following table sets forth the activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Allowance for loan losses – beginning balance	$57,548	$46,093
Charge-offs
Recreation	(5,053)	(8,244)
Home improvement	(681)	(1,011)
Commercial	—	—
Medallion	(1,114)	(1,924)
Total charge-offs	(6,848)	(11,179)
Recoveries
Recreation	2,469	1,862
Home improvement	432	375
Commercial	—	—
Medallion	1,189	365
Total recoveries	4,090	2,602
Net charge-offs(1)	(2,758)	(8,577)
Provision for loan losses	3,019	16,541
Allowance for loan losses – ending balance(2) (3)	$57,809	$54,057

(1)

As of March 31, 2021, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $282,450, some of which represent collection opportunities for the Company.

(2)

As of September 30, 2020, the general reserves previously recorded for the Company’s medallion loan portfolio had been reversed as all loans had been deemed impaired and written down to collateral value.

(3)	As of March 31, 2021, there was no allowance for loan losses and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of March 31, 2021 and December 31, 2020.

March 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$28,378	49%	3.45%	561.61%
Home improvement	5,358	9	1.57	NM
Commercial	—	—	—	—
Medallion	24,073	42	68.29	70.05
Total	$57,809	100%	4.59%	101.61%

December 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$27,348	48%	3.45%	378.20%
Home improvement	5,157	9	1.54	NM
Commercial	—	—	—	—
Medallion	25,043	43	66.31	68.01
Total	$57,548	100%	4.68%	93.17%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Total nonaccrual loans	$56,893	$61,767	$61,635
Interest foregone quarter to date	578	2,306	623
Amount of foregone interest applied to principal in the quarter	169	595	52
Interest foregone life to date	5,086	5,252	3,358
Amount of foregone interest applied to principal life to date	905	792	494
Percentage of nonaccrual loans to gross loan portfolio	5%	5%	5%
Percentage of allowance for loan losses to nonaccrual loans	102	93	88

The following tables present the performance status of loans as of March 31, 2021 and December 31, 2020.

March 31, 2021 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$817,490	$5,442		$822,932	0.66%
Home improvement	341,971	150		342,121	0.04
Commercial	42,414	16,440		58,854	27.93
Medallion	—	35,250	(1)	35,250	100.00
Strategic partnership	58	—		58	—
Total	$1,201,933	$57,282		$1,259,215	4.55%

December 31, 2020 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$785,047	$7,639		$792,686	0.96%
Home improvement	333,862	171		334,033	0.05
Commercial	48,731	16,596		65,327	25.40
Medallion	—	37,768	(1)	37,768	100.00
Strategic partnership	24	—		24	—
Total	$1,167,664	$62,174		$1,229,838	5.06%

(1)	Includes medallion loan premiums of $1,545and $1,615 at March 31, 2021 and December 31, 2020.

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of March 31, 2021 and 2020, and December 31, 2020, all of which had an allowance recorded against the principal balance.

	March 31, 2021			December 31, 2020			March 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$5,442	$5,442	$188	$7,639	$7,639	$264	$7,328	$7,328	$318
Home improvement	150	150	2	171	171	3	222	222	4
Commercial	16,440	16,447	—	16,596	16,600	—	11,862	11,867	—
Medallion	35,250	35,990	24,073	37,768	38,368	25,043	42,592	43,081	20,011
Total nonperforming loans with an allowance	$57,282	$58,029	$24,263	$62,174	$62,778	$25,310	$62,004	$62,498	$20,333

	For the Three Months Ended March 31,
	2021		2020
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$5,617	$184	$7,456	$161
Home improvement	150	—	222	—
Commercial	17,358	—	11,976	1
Medallion	35,535	—	45,105	415
Total nonperforming loans with an allowance	$58,660	$184	$64,759	$577

The following tables show the aging of all loans as of March 31, 2021 and December 31, 2020.

	Days Past Due
March 31, 2021 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$13,371	$3,908	$3,152	$20,431	$776,728	$797,159	$—
Home improvement	509	193	149	851	343,776	344,627	—
Commercial	—	—	75	75	58,781	58,856	—
Medallion	1,710	17,048	742	19,500	14,205	33,705	—
Strategic partnership	—	—	—	—	58	58	—
Total	$15,590	$21,149	$4,118	$40,857	$1,193,548	$1,234,405	$—

(1)	Excludes loan premiums of $2,530 resulting from purchase price accounting and $22,280 of capitalized loan origination costs.

	Days Past Due
December 31, 2020 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$22,058	$7,582	$5,343	$34,983	$732,391	$767,374	$—
Home improvement	813	218	170	1,201	335,684	336,885	—
Commercial	—	—	75	75	65,265	65,340	—
Medallion	2,019	973	1,290	4,282	31,871	36,153	—
Strategic partnership	—	—	—	—	24	24	—
Total	$24,890	$8,773	$6,878	$40,541	$1,165,235	$1,205,776	$—

(1)	Excludes loan premiums of $2,717 resulting from purchase price accounting and $21,345 of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 362%, 327%, and 244% as of March 31, 2021, December 31, 2020, and March 31, 2020.

The following table shows the TDRs which the Company entered into during the three months ended March 31, 2021.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation	18	$172	$166
Medallion	8	2,738	2,738

During the twelve months ended March 31, 2021, 35 medallion loans modified as TDRs were in default and had an investment value of $20,567,000 as of March 31, 2021, net of a $16,113,000 allowance for loan losses, 36 recreation loans modified as TDRs were in default and had an investment value of $355,000 as of March 31, 2021, net of a $12,000 allowance for loan losses, and no commercial loans modified as TDRs were in default.

The following table shows the TDRs which the Company entered into during the three months ended March 31, 2020.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation	33	$502	$434
Medallion	13	1,121	1,121

During the twelve months ended March 31, 2020, 28 medallion loans modified as TDRs were in default and had an investment value of $13,113,000 as of March 31, 2020, net of a $6,868,000 allowance for loan losses, and 106 recreation loans modified as TDRs were in default and had an investment value of $1,115,000 as of March 31, 2020, net of a $48,000 allowance for loan losses.

The following tables show the activity of loan collateral in process of foreclosure, which relate only to the recreation and medallion loans, for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	3,053	749	3,802
Sales	(2,298)	—	(2,298)
Cash payments received	—	(1,329)	(1,329)
Collateral valuation adjustments	(1,217)	(2,785)	(4,002)
Loan collateral in process of foreclosure – March 31, 2021	$970	$49,763	$50,733

Three Months Ended March 31, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	4,779	2,159	6,938
Sales	(1,999)	(300)	(2,299)
Cash payments received	—	(1,708)	(1,708)
Collateral valuation adjustments	(2,539)	(6,286)	(8,825)
Loan collateral in process of foreclosure – March 31, 2020	$1,717	$45,100	$46,817

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Twelve Months Ending March 31,
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	March 31, 2021(1)	December 31, 2020(1)	Interest Rate (2)
Deposits(3)	$398,096	$244,883	$193,105	$116,117	$134,284	$—	$1,086,485	$1,067,822	1.61%
Retail and privately placed notes	33,625	—	36,000	—	28,250	42,100	139,975	103,225	8.00%
SBA debentures and borrowings	14,008	5,000	2,500	12,500	15,500	10,000	59,508	68,008	3.12%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.30%
Notes payable to banks	18,325	280	210	—	—	—	18,815	31,261	3.72%
Other borrowings	7,979	—	—	—	747	—	8,726	8,689	1.91%
Total	$472,033	$250,163	$231,815	$128,617	$178,781	$85,100	$1,346,509	$1,312,005	2.43%

(1)	Excludes deferred financing costs of $6,523 and $5,805 as of March 31, 2021 and December 31, 2020.
(2)	Weighted average contractual rate as of March 31, 2021.
(3)	Balance excludes $250 of strategic partner reserve deposits as of March 31, 2021 and December 31, 2020.

(A) DEPOSITS

Deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. The Bank did not have any individual time deposits greater than $100,000 as of March 31, 2021. In October 2020, the Bank began to originate time deposits through an internet listing service. These deposits are from other financial institutions, which as of March 31, 2021, totaled $4,036,000 in listing service deposits. The following table presents the maturity of the broker pools, excluding strategic partner reserve deposits, as of March 31, 2021.

(Dollars in thousands)	March 31, 2021
Three months or less	$137,602
Over three months through six months	108,194
Over six months through one year	152,300
Over one year	688,389
Total deposits	$1,086,485

(B) RETAIL AND PRIVATELY PLACED NOTES

In February 2021, the Company completed a private placement to certain institutional investors of $25,000,000 aggregate principal amount of 7.25% unsecured senior notes due February 2026, with interest payable semiannually. In March 2021, an additional $3,250,000 principal amount of such notes was issued to certain institutional investors. Subsequently in April 2021, an additional $3,000,000 principal amount of such notes was issued to certain institutional investors. The Company will use the net proceeds from the offering for general corporate purposes, including repayment of outstanding debt.

In December 2020, the Company completed a private placement to certain institutional investors of $33,600,000 aggregate principal amount of 7.50% unsecured senior notes due December 2027, with interest payable semiannually. In February and March 2021, an additional $8,500,000 principal amount of such notes was issued to certain institutional investors. Subsequently in April 2021, an additional $11,650,000 principal amount of such notes was issued to certain institutional investors. The Company will use the net proceeds from the offering for general corporate purposes, including repayment of outstanding debt.

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

In April 2016, the Company issued a total of $33,625,000 aggregate principal amount of 9.00% unsecured notes due 2021, with interest payable quarterly in arrears. The Company used the net proceeds from the offering of approximately $31,786,000 to make loans and other investments in portfolio companies and for general corporate purposes, including repaying borrowings under its DZ loan in the ordinary course of business. These notes were repaid at maturity on April 15, 2021.

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% and all remaining unpaid principal and interest are due on April 30, 2024, the maturity date. As of March 31, 2021, $175,485,000 of commitments had been fully utilized, there were $25,000,000 commitments available, and $59,508,000 was outstanding, including $14,008,000 under the SBA Note.

On July 31, 2020, MCI accepted a commitment from the SBA for $25,000,000 in debenture financing. As part of the acceptance, MCI paid the SBA a $250,000 commitment fee. The commitment is valid for approximately five years and expires September 24, 2024. $8,500,000 of the commitments has been reserved to replace debentures which matured in 2021. The remaining balance of $16,500,000 is drawable upon the infusion of $8,250,000 of capital from either the capitalization of retained earnings or capital infusion from the Company. As of March 31, 2021, none of the commitments had been drawn.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (0.19% at March 31, 2021) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third-party investor. At March 31, 2021, $33,000,000 was outstanding on the preferred securities.

(E) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

The table below summarizes the key attributes of the Company’s various borrowing arrangements with these lenders as of March 31, 2021.

Borrower (Dollars in thousands)	# of Lenders/Notes	Note Dates	Maturity Dates	Type	Note Amounts		Balance Outstanding at March 31, 2021	Payment	Average Interest Rate at March 31, 2021	Interest Rate Index(1)
Medallion Financial Corp.	3/3	4/11 - 8/14	8/21-12/21	Term loans and demand notes secured by pledged loans(2)	$9,172	(2)	$9,172	Interest only(3)	3.91%	Various(3)
Medallion Chicago	2/23	11/11 - 12/11	4/21-12/21	Term loans secured by owned Chicago medallions(4)	18,449		8,873	$134 of principal & interest paid monthly	3.50%	N/A
Medallion Funding	1/1	11/18	12/23		1,400		770	$70 principal & interest paid quarterly	4.00%	N/A
					$29,021		$18,815

(1)	At March 31, 2021, 30-day LIBOR was 0.11%, 360-day LIBOR was 0.28%, and the prime rate was 3.25%.
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

In April 2021, the Company used some of the proceeds of the privately placed notes to pay off fourteen of its notes payable to banks aggregating $6,703,000 principal amount, due in April 2021, resulting in a gain on debt extinguishment of $2,316,000.

In March 2021, the Company used some of the proceeds of the privately placed notes to pay off two of its notes payable to banks aggregating $5,207,000 principal amount, one with a maturity of April 15, 2021 and one with a maturity of September 1, 2021, resulting in a gain on debt extinguishment of $1,767,000.

In November 2018, MFC entered into a note to the benefit of DZ Bank for $1,400,000 at a 4.00% interest rate due December 2023, as part of the restructuring of the DZ loan. See Note 15 for more information.

(F) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty. (Refer to Note 11 for more details.) At March 31, 2021, the total outstanding on these notes was $7,479,000 at a 2.00% annual interest rate compounded monthly and due March 31, 2022. Additionally, RPAC has a short term promissory note to an unrelated party for $500,000 due on December 31, 2021.

On June 17, 2020, RPAC was approved for and received a Paycheck Protection Program, or PPP, loan under the CARES Act. As of March 31, 2021, the total outstanding balance of such loan was $747,000 at a 1.00% annual interest rate due in five years. Under the terms of the note, RPAC could be granted forgiveness for all or a portion of the balance if the loan proceeds are used in accordance with the requirements set forth in the PPP. As of March 31, 2021, RPAC had not applied for forgiveness of this loan.

(G) COVENANT COMPLIANCE

Certain of the Company’s debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including debt to equity and minimum net worth. The Company was in compliance with such restrictions as of March 31, 2021.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Operating lease costs	$572	$596
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	675	692
Right-of-use asset obtained in exchange for lease liability	(18)	(14)

The following table presents the breakout of the operating leases as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$11,244	$11,737
Other current liabilities	2,048	2,004
Operating lease liabilities	10,464	11,018
Total operating lease liabilities	12,512	13,022
Weighted average remaining lease term	6.1 years	6.4 years
Weighted average discount rate	5.54%	5.54%

At March 31, 2021, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2021	$1,849
2022	2,406
2023	2,356
2024	2,373
2025	2,390
Thereafter	3,521
Total lease payments	$14,895
Less imputed interest	2,383
Total operating lease liabilities	$12,512

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Goodwill and other intangibles	$(44,662)	$(44,799)
Provision for loan losses	19,275	19,556
Net operating loss carryforwards(1)	27,847	30,493
Accrued expenses, compensation, and other assets	717	1,174
Unrealized gains on other investments	(6,243)	(6,769)
Total deferred tax liability	(3,066)	(345)
Valuation allowance	(462)	(462)
Deferred tax liability, net	(3,528)	(807)
Taxes receivable	859	1,757
Net deferred and other tax assets (liabilities)	$(2,669)	$950

(1)

As of March 31, 2021, the Company and its subsidiaries had an estimated $113,613 of net operating loss carryforwards, $1,712 of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $27,385 as of March 31, 2021.

The components of our tax (provision) benefit for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Current
Federal	$—	$—
State	(170)	(86)
Deferred
Federal	(3,053)	2,525
State	(655)	810
Net (provision) benefit for income taxes	$(3,878)	$3,249

The following table presents a reconciliation of statutory federal income tax (provision) benefit to consolidated actual income tax (provision) benefit for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Statutory Federal income tax (provision) benefit at 21%	$(2,719)	$3,412
State and local income taxes, net of federal income tax benefit	(532)	638
Change in state income tax accruals	(170)	(46)
Change in effective state income tax rate	200	(378)
Income attributable to non-controlling interest	219	(216)
Non deductible expenses	(172)	(214)
Other	(704)	53
Total income tax (provision) benefit	$(3,878)	$3,249

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of March 31, 2021.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2018 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. A total of 2,210,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 392,746 remained issuable as of March 31, 2021. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At March 31, 2021, 1,264,315 options on the Company’s common stock were outstanding under the Company’s plans, of which 361,363 options were exercisable. Additionally there were 452,522 unvested shares of the Company’s common stock outstanding and 62,780 unvested restricted share units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.24 per share and $3.30 per share for the three months ended March 31, 2021 and 2020. The following assumption categories are used to determine the value of any option grants.

	Three Months Ended March 31,
	2021	2020
Risk free interest rate	0.97%	1.46%
Expected dividend yield	—	—
Expected life of option in years(1)	6.25	6.25
Expected volatility(2)	53.98	50.18

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2021 first quarter and the 2020 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	550,040	$2.14-13.53	$6.58
Granted	444,557	4.89-6.68	6.24
Cancelled	(42,928)	2.22-13.53	6.91
Exercised(1)	—	—	—
Outstanding at December 31, 2020	951,669	2.14-12.55	6.41
Granted	317,398	6.79	6.79
Cancelled	(3,984)	6.55-7.25	6.89
Exercised(1)	(768)	6.55-7.25	6.79
Outstanding at March 31, 2021	1,264,315	2.14-12.55	6.50
Options exercisable at March 31, 2021(2)	361,363	2.14-15.55	6.50

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $1,000 and $0 for the three months ended March 31, 2021 and 2020.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2021 and the related exercise price of the underlying options, was $789,000 for outstanding options and $282,000 for exercisable options as of March 31, 2021. The remaining contractual life was 8.75 years for outstanding options and 7.73 years for exercisable options at March 31, 2021.

The following table presents the activity for the restricted stock programs for the 2021 first quarter and the 2020 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	284,879	$3.95-7.25	$6.01
Granted	229,408	4.89-6.68	6.21
Cancelled	(8,755)	3.95-7.25	6.93
Vested(1)	(89,392)	3.95-6.55	5.37
Outstanding at December 31, 2020	416,140	4.39-7.25	6.24
Granted	163,561	6.79	6.79
Cancelled	(7,602)	4.89-7.25	5.96
Vested(1)	(119,577)	4.39-7.25	6.09
Outstanding at March 31, 2021	452,522	4.80-7.25	6.48

(1)	The aggregate fair value of the restricted stock vested was $813,000 and $553,000 for the three months ended March 31, 2021 and 2020.
(2)	The aggregate fair value of the restricted stock was $3,190,000 as of March 31, 2021. The remaining vesting period was 3.56 years at March 31, 2021.

During the three months ended March 31, 2021, the Company granted no restricted stock units, or RSUs, and during the year ended December 31, 2020, granted 47,156 RSUs that vest on June 19, 2021 with a grant price of $3.16. For the RSUs granted in 2019, unitholders have the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A, which was done for 15,624 units. The remaining 10,416 units vested and were settled.

The following table presents the activity for the unvested options outstanding under the plans for the 2021 first quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2020	773,362	$4.89-7.25	$6.42
Granted	317,398	6.79	6.79
Cancelled	(2,530)	6.55-7.25	6.96
Vested	(185,278)	6.55-7.25	6.67
Outstanding at March 31, 2021	902,952	4.89-7.25	6.50

The intrinsic value of the options vested was $48,000 for the three months ended March 31, 2021.

(9) SEGMENT REPORTING

The Company has six business segments, which include four lending and two non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank and include loans in all fifty states, with the highest concentrations in Texas, Florida, and California at 15%, 10%, and 9% of loans outstanding and with no other states over 9% as of March 31, 2021. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 60%, 19%, and 11% of the segment portfolio as of March 31, 2021. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in roofs, swimming pools, windows, and solar panels, at 25%, 25%, 13%, and 7% of total home improvement loans outstanding, and with no other product lines over 7% as of March 31, 2021. The commercial lending segment focuses on enterprise wide industries, including manufacturing services, and various other industries, in which 68% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, of which 91% were in New York City as of March 31, 2021.

In addition, our non-operating segments include RPAC, which is a race car team, and our corporate and other investments segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements. As a result of COVID-19, the prior year race season had been suspended from March 15, 2020 through May 17, 2020. As states reopened, NASCAR resumed races and completed all races scheduled in 2020. Commencing in the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within the corporate and other investment segment due to its small size.

As part of segment reporting, capital ratios for all operating segments have been normalized at 20%, which approximates the percentage of consolidated total equity divided by total assets, with the net adjustment applied to corporate and other investments. In addition, the commercial segment exclusively represents the mezzanine lending business, and the legacy commercial loan business (immaterial to total) has been allocated to corporate and other investments.

The following tables present segment data as of and for the three months ended March 31, 2021 and 2020.

	Consumer Lending						Corp.
Three Months Ended March 31, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$27,442	$7,918	$1,482		$(69)	$—	$307	$37,080
Total interest expense	2,794	1,208	572		1,370	41	2,422	8,407
Net interest income (loss)	24,648	6,710	910		(1,439)	(41)	(2,115)	28,673
Provision for loan losses (benefit)	3,613	450	—		(1,044)	—	—	3,019
Net interest income (loss) after loss provision	21,035	6,260	910		(395)	(41)	(2,115)	25,654
Sponsorship and race winnings	—	—	—		—	2,473	—	2,473
Race team related expenses	—	—	—		—	(2,122)	—	(2,122)
Other income (expense), net	(5,463)	(1,914)	(460)		(2,144)	(1,761)	(1,314)	(13,056)
Net income (loss) before taxes	15,572	4,346	450		(2,539)	(1,451)	(3,429)	12,949
Income tax (provision) benefit	(4,010)	(1,119)	(113)		637	364	363	(3,878)
Net income (loss)	$11,562	$3,227	$337		$(1,902)	$(1,087)	$(3,066)	$9,071
Balance Sheet Data
Total loans, net	$794,554	$336,763	$55,567		$11,177	$—	$3,345	$1,201,406
Total assets	807,244	348,456	71,922		116,639	32,724	311,765	1,688,750
Total funds borrowed	641,993	277,672	59,533		92,469	8,726	266,366	1,346,759
Selected Financial Ratios
Return on average assets	5.92%	3.80%	1.79%		(6.40)%	(13.27)%	(4.16)%	2.08%
Return on average equity	29.59	19.00	8.96		(31.98)	(378.20)	(30.80)	11.09
Interest yield	14.36	9.66	10.37		(2.34)	N/A	N/A	11.84
Net interest margin	12.90	8.19	6.37		(48.86)	N/A	N/A	9.18
Reserve coverage	3.45	1.57	0.00	(1)	68.29	N/A	N/A	4.59
Delinquency status(2)	0.40	0.04	0.13	(1)	2.20	N/A	N/A	0.33
Charge-off ratio	1.35	0.30	0.00	(3)	(2.55)	N/A	N/A	0.95

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending						Corp.
Three Months Ended March 31, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$26,334	$5,887	$1,758		$1,002	$—	$561	$35,542
Total interest expense	3,566	1,287	657		1,849	40	1,601	9,000
Net interest income (loss)	22,768	4,600	1,101		(847)	(40)	(1,040)	26,542
Provision for loan losses	10,601	1,536	—		4,404	—	—	16,541
Net interest income (loss) after loss provision	12,167	3,064	1,101		(5,251)	(40)	(1,040)	10,001
Sponsorship and race winning	—	—	—		—	2,573	—	2,573
Race team related expenses	—	—	—		—	(2,130)	—	(2,130)
Other income (expense), net	(7,372)	(2,340)	(895)		(8,573)	(1,845)	(5,669)	(26,694)
Net income (loss) before taxes	4,795	724	206		(13,824)	(1,442)	(6,709)	(16,250)
Income tax (provision) benefit	(1,226)	(185)	(51)		3,445	359	907	3,249
Net income (loss)	$3,569	$539	$155		$(10,379)	$(1,083)	$(5,802)	$(13,001)
Balance Sheet Data as of March 31, 2020
Total loans, net	$712,881	$252,392	$64,911		$96,192	$—	$3,346	$1,129,722
Total assets	725,337	261,743	83,864		201,959	30,171	231,321	1,534,395
Total funds borrowed	577,715	208,519	68,469		160,812	7,830	153,300	1,176,645
Balance Sheet Data as of December 31, 2020
Total loans, net	$765,338	$328,876	$62,037		$12,725	$—	$3,314	$1,172,290
Total assets	777,605	340,494	80,622		124,554	33,711	285,425	1,642,411
Total funds borrowed	621,735	272,284	65,924		98,636	8,689	244,987	1,312,255
Selected Financial Ratios as of March 31, 2020
Return on average assets	2.00%	0.84%	0.74%		(19.90)%	(14.12)%	(9.74)%	(3.57)%
Return on average equity	10.02	4.20	3.69		(98.50)	NM	(29.89)	(16.56)
Interest yield	15.08	9.53	10.40		3.93	N/A	N/A	11.82
Net interest margin	13.04	7.43	6.51		(3.32)	N/A	N/A	8.80
Reserve coverage	3.03	1.37	0.00	(1)	22.71	N/A	N/A	4.57
Delinquency status(2)	0.73	0.08	0.16	(1)	1.21	N/A	N/A	0.60
Charge-off ratio	3.65	1.03	0.00	(3)	6.11	N/A	N/A	3.08

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers for either a one-, two- or five-year term. Annually, the contracts with a five-year term will generally renew for new five-year terms unless prior to the end of the first year of each five-year term, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. Typically, the contracts with a one- or two-year term will renew for new one- or two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one or two-year terms; however, there is currently one agreement that renews after two years for additional one- year terms. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

Employment agreements expire at various dates through 2025, with future minimum payments under these agreements of approximately $10,720,000.

(B) OTHER COMMITMENTS

The Company had no commitments to extend credit or make investments outstanding at March 31, 2021. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors, was an officer of LAX Group, LLC (LAX), one of the Company’s equity investments that sold its assets on December 16, 2020. In January 2020, Mr. Rudnick received a salary from LAX of $178,000 per year, which was reduced to $133,000 in the 2020 second quarter, and certain equity from LAX consisting of 10% ownership in LAX Class B stock, vesting at 3.34% per year; 5% of any new equity raised from outside investors at a valuation of $1,500,000 or higher; and 10% of LAX’s profits as a year-end bonus. In addition, Mr. Rudnick provided consulting services to the Company directly for a monthly retainer of $4,200. Effective March 1, 2021, Mr. Rudnick serves as the Company’s Senior Vice President at a salary of $195,000 per year and is no longer providing consulting services to the Company.

The Company’s subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which it makes an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,479,000 that earns interest at an annual rate of 2% through March 31, 2021, none of which has been paid to date.

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

(a) Cash—Book value equals fair value.

(b) Equity investments and securities—The Company’s equity securities are recorded at cost less any impairment plus or minus observable price changes.

(c) Investment securities—The Company’s investments are recorded at the estimated fair value of such investments.

(d) Loans receivable—The Company’s loans are recorded at book value which approximated fair value.

(e) Floating rate borrowings—Due to the short-term nature of these instruments, the carrying amount approximated fair value.

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2021 and December 31, 2020, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents and federal funds sold(1)	$140,277	$140,277	$112,040	$112,040
Equity investments	9,529	9,529	9,746	9,746
Investment securities	38,081	38,081	46,792	46,792
Loans receivable	1,201,406	1,201,406	1,172,290	1,172,290
Accrued interest receivable(2)	9,215	9,215	10,338	10,338
Equity securities(3)	1,972	1,972	—	—
Financial liabilities
Funds borrowed(4)	1,346,759	1,346,772	1,312,255	1,312,591
Accrued interest payable(2)	4,762	4,762	4,673	4,673

(1)	Categorized as level 1 within the fair value hierarchy, excluding $1,500 in interest bearing deposits categorized as level 2 as of March 31, 2021 and December 31, 2020. See Note 13.
(2)	Categorized as level 3 within the fair value hierarchy. See Note 13.
(3)	Included within other assets on the balance sheet.
(4)	As of March 31, 2021 and December 31, 2020, publicly traded retail notes traded at a premium to par of $13 and $336.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

March 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,500	$—	$1,500
Available for sale investment securities	—	38,081	—	38,081
Equity securities	1,972	—	—	1,972
Total(1)	$1,972	$39,581	$—	$41,553

(1)	Total unrealized loss of $605, net of tax, was included in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 related to these assets.

December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,500	$—	$1,500
Available for sale investment securities(1)	—	46,792	—	46,792
Total	$—	$48,292	$—	$48,292

(1)	Total unrealized loss of $1,013, net of tax, was included in accumulated other comprehensive income (loss) for the year ended December 31, 2020 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020.

March 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,529	$9,529
Impaired loans	—	—	57,282	57,282
Loan collateral in process of foreclosure	—	—	50,733	50,733
Total	$—	$—	$117,544	$117,544

December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,746	$9,746
Impaired loans	—	—	62,174	62,174
Loan collateral in process of foreclosure	—	—	54,560	54,560
Total	$—	$—	$126,480	$126,480

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	Fair Value at 3/31/21		Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$8,074		Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
				Collateral support	N/A
	1,455	(4)	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	57,282		Market approach	Historical and actual loss experience	1.50% - 6.00%
					60% of balance
				Transfer prices (2)	$0.0 - 79.5
				Collateral value	N/A
Loan collateral in process of foreclosure	50,733		Market approach	Transfer prices (2)	$0.0 - 79.5
				Collateral value (3)	$0.7 - 31.1

(Dollars in thousands)	Fair Value at 12/31/20	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$8,291	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	1,455	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	62,174	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Transfer prices (2)	$0.6 - 108.7
			Collateral value	N/A
Loan collateral in process of foreclosure	53,128	Market approach	Transfer prices (2)	$0.6 - 108.7
	1,432		Collateral value (3)	$0.7 - 32.3

(1)

Includes projections based on revenue, EBITDA, leverage, and liquidation amounts. These assumptions are based on a variety of factors, including economic conditions, industry, and market developments, market valuations of comparable companies, and company-specific developments, including exit strategies and realization opportunities.

(2)	Represents amount net of liquidation costs.
(3)	Relates to the recreation portfolio.
(4)	Subsequent to quarter end, the Company sold 25% of the equity investment for a gain of approximately $1,527,000.

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

(15) VARIABLE INTEREST ENTITIES

During the 2018 third quarter, the Company determined that Trust III was a VIE. Trust III had been consolidated as a subsidiary of MFC historically, although it should have been consolidated under the variable interest model, since MFC was its primary beneficiary until October 31, 2018. Trust III is a VIE since the key decision-making authority rests in the servicing agreement (where MFC is the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights are considered a variable interest. This conclusion is supported by a qualitative assessment that Trust III does not have sufficient equity at risk. Since the inception of Trust III, MFC had also been party to a limited guaranty which was considered a variable interest because, pursuant to the guaranty, MFC absorbed variability as a result of the on-going performance of the loans in Trust III. As of October 31, 2018, the Company determined that MFC was no longer the primary beneficiary of Trust III and accordingly deconsolidated the VIE, leading to a net gain of $25,325,000 recorded as well as a new promissory note payable by MFC of $1,400,000 issued in settlement of the limited guaranty. See Note 5 for more details. The Company’s interest in Trust III is accounted for as an equity investment and has a value of $0 as of March 31, 2021 and December 31, 2020. In addition, the Company remains the servicer of the assets of Trust III for a fee.

In December 2008, Trust III entered into the DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC, or the DZ loan. The loan, which has an outstanding balance of $86,750,000, currently terminates on May 15, 2021. Borrowings under the DZ loan are collateralized by Trust III’s assets.

(16) SUBSEQUENT EVENTS

 The Company evaluated the effects of events that have occurred subsequent to March 31, 2021, through the date of financial statement issuance.

One of the notes payable to banks with an outstanding amount of $528,000 with a maturity date of August 31, 2021 was extended until December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OBJECTIVE

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the quarter ended March 31, 2021 and the year ended December 31, 2020. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors in the Company’s Annual Report on Form 10-K.

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

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 16% (19% if there had been no loan sales during 2016, 2017, and 2018). We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. As a result of our change in strategy, as of March 31, 2021, our consumer loans represented 92% of our loan portfolio, with commercial loans representing 5% and medallion loans representing 3%. Total assets under management, which includes assets serviced for third-party investors, were $1.8 billion as of March 31, 2021 and December 31, 2020 and $1.6 billion as of March 31, 2020, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

In 2019, Medallion Bank began the process to build-out a strategic partnership program with financial technology, or fintech, companies. Medallion Bank entered into an initial partnership in 2020 and began issuing its first loans and entered into another strategic partnership in 2021, which will soon be active, while continuing to explore opportunities with additional fintech companies.

In recent years, we have focused on growing our consumer lending segments and maintaining the profitability of our commercial lending segment. Since the beginning of 2020, we have taken various steps to pursue this strategy, including:

•

carrying-out cost-cutting measures, such as reducing our employee headcount by 21% at our parent company Medallion Financial Corp. and closing satellite offices in Long Island City, Chicago, and Boston;

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

COVID-19

The ongoing coronavirus, or COVID-19, pandemic, its broad impact and preventive measures taken to contain or mitigate the outbreak have had, and are likely to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions. This has had, and may continue to have increasingly negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, the demand for loans and other financial services products and consumer discretionary spending. As a result of these or other consequences, the outbreak has adversely and materially affected our business, results of operations and financial condition. Although we are seeing early signs of recovery, it remains uncertain, and the effects of the outbreak on us could be exacerbated given that our business model is largely consumer and small business directed, which are more severely affected by COVID-19 and the preventative measures taken to contain or mitigate the outbreak, including its significant negative effects on consumer discretionary spending. The full extent to which the outbreak will continue to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the continued outbreak, the actions taken to contain or mitigate the outbreak and how long, and to what extent the economic recovery from its effects will take.

We have taken steps to operate through this crisis, including having our workforce work remotely on a part-time basis in New York, though our employees outside of New York largely continue to work remotely. Despite elevated risks associated with a remote workforce, we implemented additional mitigating controls to help reduce such risks. In addition, we implemented a number of cost-cutting measures, such as reducing employee headcount by 21% at our parent company, Medallion Financial Corp., and closing satellite offices in Long Island City, Chicago and Boston.

In March 2020, we adjusted the payment policies and procedures with our consumer and medallion businesses, and allowed borrowers to defer payments up to 180 days. As of March 31, 2021, minimal consumer loans remained on deferral and no medallion loans remained on deferral. For our consumer loan portfolios, although we believe that our deferral programs have been effective to date in mitigating the effect of COVID-19, the ultimate effects of COVID-19 on these portfolios remains to be seen. For our medallion portfolio, we determined that anticipated payment activity on our medallion portfolio was impossible to quantify upon exit of the deferral moratorium, and therefore deemed all such loans as impaired. As a result, all medallion loans were placed on nonaccrual status and written down to net collateral value of $79,500 at December 31, 2020 and remained at that level as of March 31, 2021 for New York City taxi medallions. We will continue to monitor our medallion portfolio and related assets, which may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition.

Substantially all our medallion loans and related assets are concentrated in New York City. As a result of the COVID-19 pandemic, economic activity and taxi ridership decreased dramatically in New York City and despite the reopening of New York City, there has not been a substantial increase in ridership and gross meter fares. The extent to which the COVID-19 pandemic will continue to adversely affect taxi medallion owners and, by extension, our medallion loans and related assets, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities, and the direct and indirect impact of the pandemic on taxi medallion owners and the behaviors of people who have historically taken taxis.

In regards to our commercial business, many of our mezzanine portfolio companies were able to access the Paycheck Protection Program, providing needed liquidity during a period of depressed market demands. MCI drew on its remaining unfunded commitments and received a commitment from the SBA for $25,000,000 in debenture financing with a ten-year term, upon a capital infusion from Medallion Financial Corp. For the commercial portfolio, performance is slowly recovering although lingering impacts of COVID-19 continue to weigh on performance.

RPAC received $747,000 under the Paycheck Protection Program in the 2020 second quarter, and has not yet applied for forgiveness, but expects to.

Average Balances and Rates

The following table shows the Company’s consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$2,993	$18	2.44%	$—	$—	0.00%
Federal funds sold	44,873	5	0.05	41,402	108	1.05
Investment securities	42,046	202	1.95	47,031	331	2.83
Loans
Recreation	774,823	27,442	14.36	702,380	26,334	15.08
Home improvement	332,270	7,918	9.66	248,355	5,887	9.53
Commercial	61,244	1,560	10.33	68,003	1,880	11.12
Medallion	11,945	(69)	(2.34)	102,574	1,002	3.93
Strategic partnership	27	4	60.08	—	—	—
Total loans	1,180,309	36,855	12.66	1,121,312	35,103	12.59
Total interest-earning assets	1,270,221	37,080	11.84	1,209,745	35,542	11.82
Non-interest-earning assets
Cash	61,370			17,567
Equity investments	9,583			10,687
Income tax receivable	518			500
Loan collateral in process of foreclosure(1)	53,543			51,090
Goodwill and intangible assets	201,715			203,160
Other assets	45,702			41,400
Total non-interest-earning assets	372,431			324,404
Total assets	$1,642,652			$1,534,149
Interest-bearing liabilities
Deposits	$1,045,381	$4,711	1.83%	$949,262	$5,941	2.52%
Retail and privately placed notes	125,372	2,632	8.51	69,625	1,683	9.72
SBA debentures and borrowings	65,080	572	3.56	71,525	686	3.86
Preferred securities	33,000	193	2.37	33,000	314	3.83
Notes payable to banks	27,622	258	3.79	33,259	336	4.06
Other borrowings	8,707	41	1.91	7,812	40	2.06
Total interest-bearing liabilities	1,305,162	8,407	2.61	1,164,483	9,000	3.11
Non-interest-bearing liabilities
Deferred tax liability	1,304			8,265
Other liabilities(2)	27,788			30,066
Total non-interest-bearing liabilities	29,092			38,331
Total liabilities	1,334,254			1,202,814
Non-controlling interest	73,040			70,855
Total stockholders’ equity	235,358			260,480
Total liabilities and stockholders' equity	$1,642,652			$1,534,149
Net interest income		$28,673			$26,542
Net interest margin			9.18%			8.80%

(1)	Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $3,818 and $9,157 as of March 31, 2021 and 2020.
(2)	Includes deferred financing costs of $6,523 and $4,674 as of March 31, 2021 and 2020.

During the quarter, our net loans receivable had a yield of 11.84% (compared to 11.82% in the prior year’s first quarter), mainly driven by the increased yield in the home improvement portfolio as well as the new strategic partnership loans and other interest earning cash and cash equivalents, which was largely offset by the decline in yield for the recreation portfolio due to the increased reserves percentages as a result of COVID-19 as well as the decline in both commercial and the medallion portfolios as a result of the non-accruals. The debt, mainly certificates of deposit, helps fund our growing consumer loan business and as market rates have decreased, so has the average cost of borrowings. In addition, we issued new privately placed notes since December 31, 2020, which were at lower rates compared to the prior issuances.

Rate/Volume Analysis

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the period indicated.

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$18	$-	$18	$—	$—	$—
Federal funds sold	9	(112)	(103)	35	(72)	(37)
Investment securities	(35)	(94)	(129)	20	25	45
Loans
Recreation	2,493	(1,386)	1,107	4,467	(613)	3,854
Home improvement	1,951	80	2,031	1,511	51	1,562
Commercial	(187)	(132)	(319)	310	(397)	(87)
Medallion	(485)	(586)	(1,071)	(421)	582	161
Strategic partnerships	4	—	4	—	—	—
Total loans	3,776	(2,024)	1,752	5,867	(377)	5,490
Total interest-earning assets	3,768	(2,230)	1,538	5,922	(424)	5,498
Interest-bearing liabilities
Deposits	$597	$(1,828)	$(1,231)	$656	$362	$1,018
Retail and privately placed notes	1,156	(206)	950	804	(57)	747
SBA debentures and borrowings	(62)	(52)	(114)	(74)	(4)	(78)
Notes payable to banks	(55)	(23)	(78)	(255)	(74)	(329)
Preferred securities	—	(121)	(121)	—	(84)	(84)
Other borrowings	4	(3)	1	1	3	4
Total interest-bearing liabilities	1,640	(2,233)	(593)	1,132	146	1,278
Net	$2,128	$3	$2,131	$4,790	$(570)	$4,220

During the three months ended March 31, 2021, the increase in the interest earning assets was mainly driven by the increase in volume of consumer loans, even as the rates declined. The debt change similarly was driven by the increase in the borrowings, mainly driven by the deposits, which are used to fund the consumer loans, along with new privately placed notes.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The tables above show the average borrowings and related borrowing costs for the three months ended March 31, 2021 and 2020.

We continue to seek SBA funding through Medallion Capital, Inc., or Medallion Capital, to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25,000,000 commitment from the SBA. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2021 and 2020, short-term adjustable rate debt constituted 3% and 4% of total debt.

Loans

Gross loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which are amortized to interest income over the life of the loan. During the three months ended March 31, 2021, there was continued growth in the consumer lending segments along with recoveries on the medallion segment, which was partly offset by consumer and medallion charge-offs during the period, the continuing of loans aged over 120 days transferred to loan collateral in process of foreclosure and payments received from borrowers.

Three Months Ended March 31, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	93,850	48,059	4,156	—	1,944	148,009
Principal payments, sales, and maturities	(58,427)	(40,069)	(10,965)	(1,825)	(1,910)	(113,196)
Charge-offs, net	(2,584)	(249)	—	75	—	(2,758)
Transfer to loan collateral in process of foreclosure, net	(3,053)	—	—	(696)	—	(3,749)
Amortization of origination costs	(2,162)	497	11	(2)	—	(1,656)
Amortization of loan premium	(41)	(76)	—	(70)	—	(187)
FASB origination costs	2,663	(74)	—	—	—	2,589
Paid-in-kind interest	—	—	325	—	—	325
Gross loans – March 31, 2021	$822,932	$342,121	$58,854	$35,250	$58	$1,259,215

Three Months Ended March 31, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$1,160,855
Loan originations	69,643	33,465	2,175	—	105,283
Principal payments, sales, and maturities	(37,070)	(24,225)	(3,999)	(2,075)	(67,369)
Charge-offs, net	(6,382)	(636)	—	(1,559)	(8,577)
Transfer to loan collateral in process of foreclosure, net	(4,779)	—	—	(2,159)	(6,938)
Amortization of origination costs	(1,728)	441	2	(19)	(1,304)
Amortization of loan premium	(52)	(86)	—	(191)	(329)
FASB origination costs	2,211	(384)	19	19	1,865
Paid-in-kind interest	—	—	293	—	293
Gross loans – March 31, 2020	$735,175	$255,899	$68,257	$124,448	$1,183,779

The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of March 31, 2021.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$30,381	$160,621	$975,023	$55,763	$1,221,788
Recreation	1,640	75,649	708,451	1,885	787,625
Home improvement	12,468	17,558	260,723	53,878	344,627
Commercial	7,591	43,626	5,849	—	57,066
Medallion	8,682	23,788	—	—	32,470
Adjustable-rate	$5,919	$6,600	$40	$—	$12,559
Recreation	4,684	4,810	40	—	9,534
Home improvement	—	—	—	—	—
Commercial	—	1,790	—	—	1,790
Medallion	1,235	—	—	—	1,235
Total(1)(2)	$36,300	$167,221	$975,063	$55,763	$1,234,347

(1)	Excludes strategic partnership loans.
(2)	As of March 31, 2021, there were no floating rate loans.

Provision and Allowance for Loan Loss

During the three months ended March 31, 2021, New York City taxi medallion values remained constant at a net realizable value of $79,500, even as other markets slightly declined, whereas for the three months ended March 31 2020 as a result of the initial impact of COVID-19, the New York City taxi medallion values had decreased from $167,000 to $124,500. In addition, the consumer and recreation loan allowance percentages had remained relatively in line for the three months ended March 31, 2021, whereas for the three months ended March 31, 2020, due to the change in economic factors due to COVID-19, the Company increased the reserve percentages for the consumer loan portfolio between 25 to 50 basis points.

The following table set forth the activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Allowance for loan losses – beginning balance	$57,548	$46,093
Charge-offs
Recreation	(5,053)	(8,244)
Home improvement	(681)	(1,011)
Commercial	—	—
Medallion	(1,114)	(1,924)
Total charge-offs	(6,848)	(11,179)
Recoveries
Recreation	2,469	1,862
Home improvement	432	375
Commercial	—	—
Medallion	1,189	365
Total recoveries	4,090	2,602
Net charge-offs(1)	(2,758)	(8,577)
Provision for loan losses	3,019	16,541
Allowance for loan losses – ending balance(2) (3)	$57,809	$54,057

(1)

As of March 31, 2021, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $282,450, some of which represents collection opportunities for the Company.

(2)

As of September 30, 2020, the general reserves previously recorded for the Company’s medallion loan portfolio had been reversed as all loans had been deemed impaired and written down to collateral value.

(3)	As of March 31, 2021, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of March 31, 2021 and December 31, 2020.

March 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$28,378	49%	3.45%	561.61%
Home improvement	5,358	9	1.57	NM
Commercial	—	—	—	—
Medallion	24,073	42	68.29	70.05
Total	$57,809	100%	4.59%	1.02%

December 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$27,348	48%	3.45%	378.20%
Home improvement	5,157	9	1.54	NM
Commercial	—	—	—	—
Medallion	25,043	43	66.31	68.01
Total	$57,548	100%	4.68%	93.17%

As of March 31, 2021, the allowance for loan losses had remained relatively in line with December 31, 2020, mainly driven by the New York City medallion collateral value remaining consistent due to the economy slowly re-opening and recovering from the COVID-19 pandemic as well as the consumer rates remaining consistent.

We generally follow a practice of discontinuing the accrual of interest income on our loans that are in arrears as to payments for a period of 90 days or more. We deliver a default notice and begin foreclosure and liquidation proceedings when management determines that pursuit of these remedies is the most appropriate course of action under the circumstances. A loan is considered to be delinquent if the borrower fails to make a payment on time; however, during the course of discussion on delinquent status, we may agree to modify the payment terms of the loan with a borrower that cannot make payments in accordance with the original loan agreement. For loan modifications, the loan will only be returned to accrual status if all past due interest and principal payments are brought fully current. For credit that is collateral based, we evaluate the anticipated net residual value we would receive upon foreclosure of such collateral, if necessary. There can be no assurance, however, that the collateral securing these loans will be adequate in the event of foreclosure. For credit that is cash flow-based, we assess our collateral position, and evaluate most of these relationships as ongoing businesses, expecting to locate and install a new operator to run the business and reduce the debt. We cannot predict the ultimate impact that the ongoing COVID-19 pandemic will have on the loan portfolios due to the greater than typical uncertainty surrounding COVID-19 and its related significant negative effects on the economy and financial markets.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Recreation	$3,152	0.2%	$5,343	0.5%	$5,225	0.5%
Home improvement	149	0.0	170	0.0	220	0.0
Commercial	75	0.0	75	0.0	107	0.0
Medallion	742	0.1	1,290	0.1	1,462	0.1
Total loans 90 days or more past due	$4,118	0.3%	$6,878	0.6%	$7,014	0.6%

(1)	Percentages are calculated against the total loan portfolio.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 362%, 327%, and 244% as of March 31, 2021, December 31, 2020, and March 31, 2020.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	3,053	749	3,802
Sales	(2,298)	—	(2,298)
Cash payments received	—	(1,329)	(1,329)
Collateral valuation adjustments	(1,217)	(2,785)	(4,002)
Loan collateral in process of foreclosure – March 31, 2021	$970	$49,763	$50,733

Three Months Ended March 31, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	4,779	2,159	6,938
Sales	(1,999)	(300)	(2,299)
Cash payments received	—	(1,708)	(1,708)
Collateral valuation adjustments	(2,539)	(6,286)	(8,825)
Loan collateral in process of foreclosure – March 31, 2020	$1,717	$45,100	$46,817

SEGMENT RESULTS

We manage our financial results under four operating segments: recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments; RPAC and corporate and other investments. All results are for the three months ended March 31, 2021 and 2020.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 74% of our interest income for the three months ended March 31, 2021 and 2020. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 60% of the portfolio, boat loans making up 19% of the portfolio, and trailer loans 11% as of March 31, 2021, compared to 61%, 18% and 13% as of March 31, 2020. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 17%, 10%, and 10% of loans outstanding, compared to 18%, 10%, and 10% as of March 31, 2020, and with no other states over 10%.

During the three months ended March 31, 2021, the recreation portfolio continued its growth compared to the three months ended March 31, 2020. Additionally, reserves were strengthened while the delinquencies and charge-offs improved. Also, the allowance percentages remained in line whereas in the prior period there had been an increase due to the uncertainty regarding the COVID-19 pandemic.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Selected Earnings Data
Total interest income	$27,442	$26,334
Total interest expense	2,794	3,566
Net interest income	24,648	22,768
Provision for loan losses	3,613	10,601
Net interest income after loss provision	21,035	12,167
Other income (expense), net	(5,463)	(7,372)
Net income before taxes	15,572	4,795
Income tax provision	(4,010)	(1,226)
Net income after taxes	$11,562	$3,569
Balance Sheet Data
Total loans, gross	$822,932	$735,175
Total loan allowance	28,378	22,294
Total loans, net	794,554	712,881
Total assets	807,244	725,337
Total borrowings	641,993	577,715
Selected Financial Ratios
Return on average assets	5.92%	2.00%
Return on average equity	29.59	10.02
Interest yield	14.36	15.08
Net interest margin	12.90	13.04
Reserve coverage	3.45	3.03
Delinquency status(1)	0.40	0.73
Charge-off %	1.35	3.65

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in roofs, swimming pools, windows, and solar panels at 25%, 25%, 13%, and 7% of total loans outstanding as of March 31, 2021, as compared to 22%, 22%, 14%, and 12% as of March 31, 2020, with no other collateral types over 7%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Florida, Texas, and Ohio at 11%, 11%, and 9% of loans outstanding March 31, 2021, compared to 10%, 11%, and 11% as of March 31, 2020, and with no other states over 9%.

For the three months ended March 31, 2021, the home improvement loan portfolio continued to grow rapidly, leading to an increase in interest income and overall net income, while maintaining its high net interest margin. Additionally, loan loss reserves were strengthened while charge-offs and delinquencies improved.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Selected Earnings Data
Total interest income	$7,918	$5,887
Total interest expense	1,208	1,287
Net interest income	6,710	4,600
Provision for loan losses	450	1,536
Net interest income after loss provision	6,260	3,064
Other income (expense), net	(1,914)	(2,340)
Net income before taxes	4,346	724
Income tax provision	(1,119)	(185)
Net income after taxes	$3,227	$539
Balance Sheet Data
Total loans, gross	$342,121	$255,899
Total loan allowance	5,358	3,507
Total loans, net	336,763	252,392
Total assets	348,456	261,743
Total borrowings	277,672	208,519
Selected Financial Ratios
Return on average assets	3.80%	0.84%
Return on average equity	19.00	4.20
Interest yield	9.66	9.53
Net interest margin	8.19	7.43
Reserve coverage	1.57	1.37
Delinquency status(1)	0.04	0.08
Charge-off %	0.30	1.03

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 68% of which are located in the Midwest region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and professional, scientific, and technical services, making up 56% and 15% of the loans outstanding as of March 31, 2021, compared to 58% and 14% as of March 31, 2020.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2021 and 2020. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments. The commercial segment decreased as early payoffs exceeded new loans recorded during the quarter. Net income improved as expenses decreased and credit quality remained solid.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Selected Earnings Data
Total interest income	$1,482	$1,758
Total interest expense	572	657
Net interest income	910	1,101
Provision for loan losses	—	—
Net interest income after loss provision	910	1,101
Other income (expense), net	(460)	(895)
Net income before taxes	450	206
Income tax provision	(113)	(51)
Net income after taxes	$337	$155
Balance Sheet Data
Total loans, gross	$55,567	$64,911
Total loan allowance	—	—
Total loans, net	55,567	64,911
Total assets	71,922	83,864
Total borrowings	59,533	68,469
Selected Financial Ratios
Return on average assets	1.79%	0.74%
Return on average equity	8.96	3.69
Interest yield	10.37	10.40
Net interest margin	6.37	6.51
Reserve coverage(1)	0.00	0.00
Delinquency status(1) (2)	0.13	0.16
Charge-off %(3)	0.00	0.00

(1)	Ratio is based off of total commercial balances, and relates solely to the legacy commercial loan balances.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	March 31, 2021		March 31, 2020
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
Illinois	$11,146	20%	$9,239	14%
Michigan	10,502	19	10,357	16
Minnesota	8,208	15	5,710	9
North Carolina	5,849	11	5,250	8
Texas	5,569	10	5,555	9
New Jersey	4,164	7	4,981	8
Kansas	4,107	7	4,107	6
Other(1)	6,022	11	19,712	30
Total	$55,567	100%	$64,911	100%

(1)	Includes four other states, which were all under 6% as of March 31, 2021, and eight other states, all under 8% as of March 31, 2020.

Medallion Lending

The medallion lending segment operates mainly in the New York City, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services. During the three months ended March 31, 2021, taxi medallion values remained consistent in the New York City market even as other markets saw declines. We continue to experience a decline in interest income due to all loans being placed on nonaccrual as of September 30, 2020, and by removing underperforming loans from the portfolio by transferring them to loan collateral in process of foreclosure with charge-offs to collateral value. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Selected Earnings Data
Total interest income	$(69)	$1,002
Total interest expense	1,370	1,849
Net interest loss	(1,439)	(847)
Provision for loan losses	(1,044)	4,404
Net interest loss after loss provision	(395)	(5,251)
Other income (expense), net	(2,144)	(8,573)
Net loss before taxes	(2,539)	(13,824)
Income tax benefit	637	3,445
Net loss after taxes	$(1,902)	$(10,379)
Balance Sheet Data
Total loans, gross	$35,250	$124,448
Total loan allowance	24,073	28,256
Total loans, net	11,177	96,192
Total assets	116,639	201,959
Total borrowings	92,469	160,812
Selected Financial Ratios
Return on average assets	(6.40)%	(19.90)%
Return on average equity	(31.98)	(98.50)
Interest yield	(2.34)	3.93
Net interest margin	(48.86)	(3.32)
Reserve coverage	68.29	22.71
Delinquency status(1)	2.20	1.21
Charge-off %	(2.55)	6.11

(1)	Loans 90 days or more past due.

	March 31, 2021		March 31, 2020
Geographic Concentration (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$32,037	91%	$111,696	90%
Newark	2,939	8	12,013	10
All Other	274	1	739	—
Total	$35,250	100%	$124,448	100%

	March 31, 2021		March 31, 2020
Geographic Concentration (Dollars in thousands)	Total Loan Collateral in Process of Foreclosure Loans	% of Market	Total Loan Collateral in Process of Foreclosure Loans	% of Market
New York City	$38,383	77%	$34,294	76%
Newark	6,267	13	3,415	8
Chicago	4,824	10	6,378	14
All Other	289	—	1,013	2
Total	$49,763	100%	$45,100	100%

RPAC

We are the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues are mainly earned through sponsorships and race winning activity over the ten month race season (February through November) during the year. As a result of COVID-19, the prior year race season had been suspended from March 15, 2020 through May 17, 2020. As states began to reopen, NASCAR began racing and completed all races on a revised schedule.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Selected Earnings Data
Sponsorship, race winnings, and other income	$2,473	$2,573
Race team and other expenses	3,883	3,975
Interest expense	41	40
Total expenses	3,924	4,015
Net income (loss) before taxes	(1,451)	(1,442)
Income tax (provision)	364	359
Net income (loss) after taxes	$(1,087)	$(1,083)
Balance Sheet Data
Total assets	$32,724	$30,171
Total borrowings	8,726	7,830
Selected Financial Ratios
Return on average assets	(13.27)%	(14.12)%
Return on average equity	(378.20)	NM

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses not allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment, for a total of $58,000 in net loans as of March 31, 2021. This segment also reflects the elimination of all intercompany activity among the consolidated entities.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Selected Earnings Data
Total interest income	$307	$561
Total interest expense	2,422	1,601
Net interest loss	(2,115)	(1,040)
Provision for loan losses	—	—
Net interest loss after loss provision	(2,115)	(1,040)
Other income (expense), net	(1,314)	(5,669)
Net loss before taxes	(3,429)	(6,709)
Income tax benefit	363	907
Net loss after taxes	$(3,066)	$(5,802)
Balance Sheet Data
Total loans, gross	$3,345	$3,346
Total loan allowance	—	—
Total loans, net	3,345	3,346
Total assets	311,765	231,321
Total borrowings	266,366	153,300
Selected Financial Ratios
Return on average assets	(4.16)%	(9.74)%
Return on average equity	(30.80)	(29.89)

Summary Consolidated Financial Data

The table below presents selected financial data for the Company for the three months ended March 31, 2021 and 2020.

(Dollars in thousands, except per share data)	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Selected financial ratios
Return on average assets (ROA)	2.08%	(3.57)%
Return on average equity (ROE)	11.09	(16.56)
Dividend payout ratio	-	—
Net interest margin	9.18	8.80
Other income ratio(3)	0.62	(2.32)
Total expense ratio(4)	8.60	8.32
Equity to assets(2)	18.48	20.89
Debt to equity (1)	4.3x	3.7x
Loans receivable to assets	71%	69%
Net charge-offs	(2,758)	(8,577)
Net charge-offs as a % of average loans receivable	0.95%	3.08%
Allowance coverage ratio	4.59	4.57

(1)	Excludes the $6,523 and $4,674 related to deferred financing costs as of March 31, 2021 and 2020.
(2)	Includes $72,282 and $70,455 related to non-controlling interests in consolidated subsidiaries as of March 31, 2021 and 2020.
(3)	Other income ratio represents other income divided by average interest earning assets.
(4)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

Consolidated Results of Operations

Three Months Ended Mach 31, 2021 compared to the Three Months Ended March 31, 2020

Net income attributable to shareholders was $8,431,000, or $0.34 per share, for the three months ended March 31, 2021, compared to the net loss attributable to shareholders of $13,643,000, or $0.56 per share, for the three months ended March 31, 2020.

Total interest income was $37,080,000 for the three months ended March 31, 2021, compared to $35,542,000 for the three months ended March 31, 2020. The increase in interest income reflected the continued growth in the consumer lending segments, which was partially offset by contraction in the medallion lending segment, driven by both a decline in overall medallion loans along with all loans being placed on nonaccrual. The yield on interest earning assets was 11.84% for three months ended March 31, 2021, compared to 11.82% for three months ended March 31, 2020. Average interest earning assets were $1,270,221,000 for the three months ended March 31, 2021, an increase from $1,209,745,000 for the three months ended March 31, 2020.

Loans before the allowance for loan losses were $1,259,215,000 as of March 31, 2021, comprised of recreation ($822,932,000), home improvement ($342,121,000), commercial ($58,854,000), medallion ($35,250,000), and strategic partnership ($58,000) loans. The Company had an allowance for loan losses as of March 31, 2021 of $57,809,000, which was attributable to the recreation (49%), medallion (42%), and home improvement (9%) loan portfolios. As of December 31, 2020, loans before allowance for loan losses were $1,229,838,000 as of December 31, 2020, comprised of recreation ($792,686,000), home improvement ($334,033,000), commercial ($65,327,000), medallion ($37,768,000), and strategic partnership ($24,000) loans. The Company had an allowance for loan losses as of December 31, 2020 of $57,548,000, which was attributable to the recreation (48%), medallion (43%), and home improvement (9%) loan portfolios.

Loans increased $29,116,000, or 3%, from December 31, 2020 to $1.2 billion as of March 31, 2021 as a result of $150,598,000 of loan originations, partially offset by principal payments, net charge-offs (mainly on consumer loans), and transfers to loan collateral in process of foreclosure. The provision for loan losses was $3,019,000 for the three months ended March 31, 2021, compared to $16,541,000 for the three months ended March 31, 2020. The improvement was mainly due to the increase of reserve percentages ranging from 25 to 50 basis points on the recreation subprime loan business, related to the uncertainty about the potential impact on the business as a result of COVID-19 in the prior year quarter, along with continued recoveries on the medallion loan portfolio in the current quarter. The charge-off ratios on the loan portfolios decreased to 0.95% for the three months ended March 31, 2021 compared to 3.08% for the three months ended March 31, 2020, mostly due to the medallion segment. See Note 4 for additional information on loans and the allowance for loan losses.

Interest expense was $8,407,000 for the three months ended March 31, 2021, compared to $9,000,000 for the three months ended March 31, 2020. The average cost of borrowed funds was 2.61% for the three months ended March 31, 2021, compared to 3.11% for the three months ended March 31, 2020, mainly driven by the decline in market rates for deposits as well as the new issuances of privately placed notes at a lower rates. Average debt outstanding was $1,305,162,000 for the three months ended March 31, 2021, compared to $1,164,483,000 for the three months ended March 31, 2020. This increase was driven by the issuance of additional certificates of deposits to increase our liquidity and help fund the growing consumer segment along with the new issuance of privately placed notes. See page 40 for a table which shows average balances and cost of funds for our funding sources.

Net interest income was $28,673,000 for the three months ended March 31, 2021, compared to $26,542,000 for the three months ended March 31, 2020. The net interest margin was 9.18%, compared to 8.80% for the three months ended March 31, 2020, reflecting the above.

Net other income (loss), which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income, was $1,937,000 for the three months ended March 31, 2021, compared to a loss of $6,980,000 for the three months ended March 31, 2020. The improvement was mainly due to lower reductions in collateral values for the Newark and Chicago taxi medallion markets, along with a $1,767,000 gain on debt extinguishment in the 2021 first quarter, and a $3,510,000 charge in connection with the writeoff of a non-core sports-related investment in the 2020 first quarter. We expect to realize a gain on debt extinguishment of $2,316,000 in the 2021 second quarter due to the repayment of certain bank notes.

Operating expenses were $14,642,000 for the three months ended March 31, 2021, compared to $19,271,000 for the three months ended March 31, 2020. Salaries and benefits were $5,685,000 for the three months ended March 31, 2021, a decrease from $6,933,000 for three months ended March 31, 2020, which was mainly attributable a decrease in bonuses for most of the Company. Race team costs were $2,122,000 for the three months ended March 31, 2021, which was mainly in line with the $2,130,000 for the three months ended March 31, 2020. Professional fees were $507,000 for the three months ended March 31, 2021, a decrease from the $3,589,000 for the three months ended March 31, 2020, which was primarily related to legal costs for a variety of corporate matters. Loan servicing costs were $1,647,000 for the three months ended March 31, 2021, up from $1,612,000 for the three months ended March 31, 2020, primarily reflecting the increased costs of servicing the growing recreation and home improvement consumer loans, which grew 18% from March 31, 2020. Loan collection costs remained relatively in line from $1,229,000 for the three months ended March 31, 2020, to $1,232,000 the three months ended March 31, 2021. Occupancy and other operating expenses were $3,449,000 for the three months ended March 31, 2021, which decreased $329,000, or 9%, compared to the three months ended March 31, 2020, due to lower race-related other costs, lower computer expenses and lower travel, meals and entertainment expenses as a result of the continued shut-downs related to COVID-19.

Income tax provision was $3,878,000 for the three months ended March 31, 2021, compared to an income tax benefit of $3,249,000 for the three months ended March 31, 2020. The current provision and prior benefit is due to the above. See Note 7 for more information.

Loan collateral in process of foreclosure was $50,733,000 at March 31, 2021, a decrease from $54,560,000 at December 31, 2020. The decrease primarily reflects the continued decline in collateral values on the medallion portfolio and payments received, partly offset by additional loans having reached 120 days past due and being charged down to their collateral value and reclassified to loan collateral in process of foreclosure.

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

The following table presents our interest rate sensitivity gap at March 31, 2021. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2021 Cumulative Rate Gap(1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$—	$—	$—	$—	$—	$—	$—	$—
Adjustable rate	5,919	5,229	1,340	31	—	25	15	12,559
Fixed-rate	30,381	24,339	32,629	54,145	49,509	55,452	975,334	1,221,789
Cash, cash equivalents, and federal funds sold	138,777	—	—	250	500	750	—	140,277
Investment securities	2,607	4,771	2,147	7,358	3,641	2,060	15,497	38,081
Total earning assets	$177,684	$34,339	$36,116	$61,784	$53,650	$58,287	$990,846	$1,412,706
Interest bearing liabilities
Deposits	$398,096	$244,883	$193,105	$116,117	$134,284	$—	$—	$1,086,485
Retail and privately placed notes	33,625	—	36,000	—	28,250	—	42,100	139,975
SBA debentures and borrowings	14,008	5,000	2,500	12,500	15,500	4,500	5,500	59,508
Preferred securities	33,000	—	—	—	—	—	—	33,000
Notes payable to banks	18,325	280	210	—	—	—	—	18,815
Other borrowings	7,979	—	—	—	747	—	—	8,726
Total liabilities	$505,033	$250,163	$231,815	$128,617	$178,781	$4,500	$47,600	$1,346,509
Interest rate gap	$(327,349)	$(215,824)	$(195,699)	$(66,833)	$(125,131)	$53,787	$943,246	$66,197
Cumulative interest rate gap	$(327,349)	$(543,173)	$(738,872)	$(805,705)	$(930,836)	$(877,049)	$66,197	$—
December 31, 2020(2)	$(366,801)	$(570,449)	$(719,385)	$(827,236)	$(907,295)	$(860,941)	$52,347	$—
December 31, 2019(2)	$(260,323)	$(500,953)	$(651,546)	$(689,819)	$(748,187)	$(706,935)	$83,402	$—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (23%) as of March 31, 2021, and was (27%) as of December 31, 2020 and was (21%) as of December 31, 2019.
(2)	Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $1,412,706,000 and interest rate sensitive liabilities were $1,346,509,000 at March 31, 2021. The one-year cumulative interest rate gap was a negative $327,349,000 or 23% of interest rate sensitive assets. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

With the cessation of LIBOR at the end of 2021, we are currently reviewing the impact on our loans and borrowings. We do not have lendings tied to LIBOR and do not expect a significant impact on our loans. We expect to rely on our lenders to adjust and communicate rate adjustments; however, we do not expect a material impact on our borrowings.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. As of March 31, 2021, we had unfunded commitments from the SBA of $25,000,000.

Additionally, the Bank has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. The Bank has up to $45,000,000 available under Fed Funds lines with several commercial banks. In addition, the Bank can retain earnings in its business to fund future growth.

In February 2021, we completed a private placement to certain institutional investors of $25,000,000 aggregate principal amount of 7.25% unsecured senior notes due February 2026, with interest payable semiannually. Follow-on offerings of these notes in March and April 2021 raised an additional $3,250,000 and $3,000,000.

In December 2020, we completed a private placement to certain institutional investors of $33,600,000 aggregate principal amount of 7.50% unsecured senior notes due December 2027, with interest payable semiannually. Follow-on offerings of these notes in February and March 2021 raised an additional $8,500,000. An additional follow-on offering of these notes in April 2021 raised an additional $11,650,000.

The net proceeds from the December 2020, February 2021, March 2021 and April 2021 private placements is being used for general corporate purposes, including repayment of outstanding debt such as the repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount.

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

The table below presents the components of our debt at March 31, 2021, exclusive of deferred financing costs of $6,523,000. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits(2)	$1,086,735	81%	1.61%
Retail and privately placed notes	139,975	10	8.00
SBA debentures and borrowings	59,508	4	3.12
Preferred securities	33,000	2	2.30
Notes payable to banks	18,815	2	3.72
Other borrowings	8,726	1	1.91
Total outstanding debt	$1,346,759	100%	2.43

(1)	Weighted average contractual rate as of March 31, 2021.
(2)	Balance includes $250 of strategic partner reserve deposits as of March 31, 2021.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2021.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total(1)
Deposits(2)	$398,096	$244,883	$193,105	$116,117	$134,284	$—	$1,086,485
Retail and privately placed notes	33,625	—	36,000	—	28,250	42,100	139,975
SBA debentures and borrowings	14,008	5,000	2,500	12,500	15,500	10,000	59,508
Preferred securities	—	—	—	—	—	33,000	33,000
Notes payable to banks	18,325	280	210	—	—	—	18,815
Other borrowings	7,979	—	—	—	747	—	8,726
Operating lease obligations	2,454	2,389	2,360	2,377	2,395	2,918	14,893
Total	$474,487	$252,552	$234,175	$130,994	$181,176	$88,018	$1,361,402

(1)	Total debt is exclusive of deferred financing costs of $6,523.
(2)	Balance excludes $250 of strategic partner reserve deposits as of March 31, 2021.

Approximately $722,000,000 of our borrowing relationships have maturity dates during the next two years, including almost $643,000,000 of brokered CDs. Additionally, on April 15, 2021, we paid off the $33,625,000 aggregate principal amount of our retail notes. We have arranged for changes to the terms of the notes, and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of March 31, 2021 by $1,429,000 on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been ($1,541,000) at March 31, 2021. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2021. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.		MB	MFC	MCI	FSVC	RPAC and Other	March 31, 2021(1)	December 31, 2020(1)
Cash and cash equivalents	$54,962	(2)	$72,352	$1,044	$8,528	$216	$3,175	$140,277	$112,040
Brokered CDs & other funds borrowed	—		1,086,735	—	—	—	—	1,086,735	1,068,072
Average interest rate	—		1.61%	—	—	—	—	1.61%	1.71%
Maturity	—		4/21-3/26	—	—	—	—	4/21-3/26	1/21-12/25
Retail and privately placed notes	139,975		—	—	—	—	—	139,975	103,225
Average interest rate	8.00%		—	—	—	—	—	8.00%	8.25%
Maturity	4/21-12/27		—	—	—	—	—	4/21-12/27	4/21-12/27
SBA debentures and borrowings	—		—	—	70,500	14,008	—	84,508	93,008
Amounts undisbursed	—		—	—	25,000	—	—	25,000	25,000
Amounts outstanding	—		—	—	45,500	14,008	—	59,508	68,008
Average interest rate	—		—	—	3.08%	3.25%	—	3.12%	3.36%
Maturity	—		—	—	3/23- 9/30	4/15/2021	—	4/21- 9/30	3/21-9/30
Bank loans	9,172		—	9,643	—	—	—	18,815	31,261
Average interest rate	3.88%		—	3.54%	—	—	—	3.72%	3.67%
Maturity	8/21-12/21		—	12/21-12/23	—	—	—	8/21-12/23	2/21-12/23
Preferred securities	33,000		—	—	—	—	—	33,000	33,000
Average interest rate	2.30%		—	—	—	—	—	2.30%	2.35%
Maturity	9/37		—	—	—	—	—	9/37	9/37
Other borrowings	—		—	—	—	—	8,726	8,726	8,689
Average interest rate	—		—	—	—	—	1.91%	1.91%	1.91%
Maturity	—		—	—	—	—	12/21 - 6/25	12/21 - 6/25	12/21-6/25
Total cash	$54,962		$72,352	$1,044	$8,528	$216	$3,175	$140,277	$112,040
Total debt outstanding	$182,147		$1,086,735	$9,643	$45,500	$14,008	$8,726	$1,346,759	$1,312,255

(1)	Total debt is exclusive of deferred financing costs of $6,523 and $5,805 as of March 31, 2021 and December 31, 2020.
(2)	Includes $2,970 of an interest reserve associated with the 2019 private placement, which can be used for no other purpose for three years.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 to defer implementation of the standard for smaller reporting companies, such as us, to fiscal years beginning after December 15, 2022. We are assessing the impact the update will have on our financial statements, and expect the update to have a material impact on our accounting for estimated credit losses on our loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2021 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2021 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 16, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended March 31, 2021. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

4.1

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 1, 2021 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	May 5, 2021

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall

Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.