Form 10-Q
period 2021-06-30
MEDALLION FINANCIAL CORP
filed 2021-08-09
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 6, 2021 was 25,061,764.

MEDALLION FINANCIAL CORP.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. In particular, any forward-looking statements are subject to the risks and great uncertainties associated with the ongoing COVID-19 pandemic and the related impact on the US and global economies, as well as risks related to the SEC investigation described in this report.

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

In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. You should consider these risks and those described under Risk Factors in the Company’s Annual Report on Form 10-K, in this Quarterly Report on Form 10-Q, and others that are detailed in the other reports that the Company files from time to time with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a finance company, organized as a Delaware corporation that includes Medallion Bank, our primary operating subsidiary. In recent years, our strategic growth has been through Medallion Bank, which originates consumer loans for the purchase of recreational vehicles, boats, and home improvements, along with providing loan origination and other services to fintech partners. We historically have had a leading position in originating, acquiring, and servicing loans that finance taxi medallions and various types of commercial businesses.

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. In January 2017, we announced our plans to transform our overall strategy. We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. Total assets under management, which includes assets serviced for third-party investors, were $1.8 billion as of June 30, 2021 and December 31, 2020, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

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

Our consolidated balance sheet as of June 30, 2021, and the related consolidated statements of operations, consolidated statements of other comprehensive income/(loss), consolidated statements of stockholders’ equity and cash flows for the three months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2021 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share data)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents(1)	$31,389	$54,743
Federal funds sold	60,164	57,297
Investment securities	48,307	46,792
Equity investments	10,090	9,746
Loans	1,340,567	1,229,838
Allowance for loan losses	(46,946)	(57,548)
Net loans receivable	1,293,621	1,172,290
Accrued interest receivable	9,525	10,338
Income tax receivable	1,072	1,757
Property, equipment, and right-of-use lease asset, net	11,439	12,404
Loan collateral in process of foreclosure(2)	49,039	54,560
Goodwill	150,803	150,803
Intangible assets, net	50,368	51,090
Other assets	23,930	20,591
Total assets	$1,739,747	$1,642,411
Liabilities
Accounts payable and accrued expenses(3)	$19,515	$14,902
Accrued interest payable	3,883	4,673
Deposits(4)	1,152,068	1,065,398
Short-term borrowings	8,016	87,334
Deferred tax liabilities, net	8,591	807
Operating lease liabilities	9,889	11,018
Long-term debt(5)	214,971	153,718
Total liabilities	1,416,933	1,337,850
Commitments and contingencies(6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 28,013,007 shares at June 30, 2021 and 27,828,871 shares at December 31, 2020 issued)	280	278
Additional paid in capital	278,727	277,539
Treasury stock (2,951,243 shares at June 30, 2021 and December 31, 2020)	(24,919)	(24,919)
Accumulated other comprehensive income	1,434	2,012
Retained earnings (accumulated deficit)	(4,804)	(23,502)
Total stockholders’ equity	250,718	231,408
Non-controlling interest in consolidated subsidiaries	72,096	73,153
Total equity	322,814	304,561
Total liabilities and equity	$1,739,747	$1,642,411
Number of shares outstanding	25,061,764	24,877,628
Book value per share	$10.00	$9.30

(1)	Includes restricted cash of $2,970 as of June 30, 2021 and December 31, 2020.
(2)

Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $3,919 as of June 30, 2021 and $3,535 as of December 31, 2020.

(3)	Includes the short-term portion of lease liabilities of $2,106 and $2,004 as of June 30, 2021 and December 31, 2020. Refer to Note 6 for more details.
(4)	Includes $2,796 and $2,674 of deferred financing costs as of June 30, 2021 and December 31, 2020. Refer to Note 5 for more details.
(5)	Includes $4,258 and $3,131 of deferred financing costs as of June 30, 2021 and December 31, 2020. Refer to Note 5 for more details.
(6)	Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2021	2020	2021	2020
Interest and fees on loans	$37,132	$35,324	$73,987	$70,343
Interest and dividends on investment securities	243	264	468	734
Medallion lease income	—	—	—	53
Total interest income(1)	37,375	35,588	74,455	71,130
Interest on deposits	4,465	5,920	9,176	11,861
Interest on short-term borrowings	246	481	649	1,045
Interest on long-term debt	3,173	2,434	6,467	4,929
Total interest expense(2)	7,884	8,835	16,292	17,835
Net interest income	29,491	26,753	58,163	53,295
Provision (benefit) for loan losses	(682)	16,941	2,336	33,482
Net interest income after provision (benefit) for loan losses	30,173	9,812	55,827	19,813
Other income (loss)
Sponsorship and race winnings, net	4,345	3,626	6,818	6,199
Gain (loss) on equity investments	3,205	(1)	3,205	(3,560)
Gain on extinguishment of debt	2,859	—	4,626	—
Write-down of loan collateral in process of foreclosure	(2,162)	(983)	(4,947)	(7,269)
Other income (loss)	(480)	614	1	906
Total other income (loss), net	7,767	3,256	9,703	(3,724)
Other expenses
Salaries and employee benefits	7,901	6,702	13,586	13,635
Race team related expenses	2,674	1,818	4,796	3,948
Loan servicing fees	1,731	1,729	3,378	3,341
Collection costs	1,641	1,461	2,874	2,690
Professional fees	2,224	1,319	2,730	4,908
Rent expense	624	631	1,299	1,328
Regulatory fees	456	236	895	601
Travel, meals, and entertainment	68	32	228	240
Amortization of intangible assets	361	361	722	722
Other expenses	2,140	1,897	3,954	4,044
Total other expenses	19,820	16,186	34,462	35,457
Income (loss) before income taxes	18,120	(3,118)	31,068	(19,368)
Income tax (provision) benefit	(6,528)	853	(10,406)	4,102
Net income (loss) after taxes	11,592	(2,265)	20,662	(15,266)
Less: income attributable to the non-controlling interest	1,325	1,712	1,964	2,354
Total net income (loss) attributable to Medallion Financial Corp.	$10,267	$(3,977)	18,698	$(17,620)
Basic net income (loss) per share	$0.42	$(0.16)	$0.76	$(0.72)
Diluted net income (loss) per share	$0.41	$(0.16)	$0.75	$(0.72)
Distributions declared per share	$-	$-	$-	$-
Weighted average common shares outstanding
Basic	24,595,822	24,444,677	24,557,511	24,423,225
Diluted	24,950,512	24,444,677	24,923,023	24,423,225

(1)

Included in interest and investment income is $170 and $495 of paid-in-kind interest for the three and six months ended June 30, 2021 and $341 and $634 for the three and six months ended June 30, 2020.

(2)

Average borrowings outstanding were $1,342,570 and $1,320,361, and the related average borrowing costs were 2.36% and 2.49% for the three and six months ended June 30, 2021, and were $1,290,318 and $1,227,413, and 2.75% and 2.92%, for the three and six months ended June 30, 2020.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income (loss) after taxes	$11,592	$(2,265)	$20,662	$(15,266)
Other comprehensive income (loss), net of tax	27	981	(578)	1,128
Total comprehensive income (loss)	11,619	(1,284)	20,084	(14,138)
Less comprehensive income attributable to the non-controlling interest	1,325	1,712	1,964	2,354
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$10,294	$(2,996)	$18,120	$(16,492)

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2020	27,828,871	$278	$277,539	(2,951,243)	$(24,919)	$(23,502)	$2,012	$231,408	$73,153	$304,561
Net income (loss)	—	—	—	—	—	8,431	—	8,431	640	9,071
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation expense	—	2	496	—	—	—	—	498	—	498
Issuance of restricted stock, net	163,561	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(7,602)	—	—	—	—	—	—	—	—	—
Exercise of stock options	768	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	(605)	(605)	—	(605)
Balance at March 31, 2021	27,985,598	280	278,035	(2,951,243)	(24,919)	(15,071)	1,407	239,732	72,282	312,014
Net income (loss)	—	—	—	—	—	10,267	—	10,267	1,325	11,592
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation	—	—	576	—	—	—	—	576	—	576
Issuance of restricted stock, net	15,514	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(10,332)	—	—	—	—	—	—	—	—	—
Exercise of stock options	22,227	—	116	—	—	—	—	116	—	116
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	27	27	—	27
Balance at June 30, 2021	28,013,007	$280	$278,727	$(2,951,243)	$(24,919)	$(4,804)	$1,434	$250,718	$72,096	$322,814

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	27,597,802	$276	$275,511	(2,951,243)	$(24,919)	$11,281	$999	$263,148	$71,320	$334,468
Net income (loss)	—	—	—	—	—	(13,643)	—	(13,643)	642	(13,001)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,507)	(1,507)
Stock-based compensation expense	—	2	464	—	—	—	—	466	—	466
Issuance of restricted stock, net	165,674	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,577)	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	147	147	—	147
Balance at March 31, 2020	27,757,899	$278	$275,975	(2,951,243)	$(24,919)	$(2,362)	$1,146	$250,118	$70,455	$320,573
Net income (loss)	—	—	—	—	—	(3,977)	—	(3,977)	1,712	(2,265)
Distributions to non-controlling interest	—	—	—	—	—	-	—	—	(1,512)	(1,512)
Stock-based compensation	—	—	520	—	—	—	—	520	—	520
Issuance of restricted stock, net	10,416	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(696)	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	981	981	—	981
Balance at June 30, 2020	27,767,619	$278	$276,495	(2,951,243)	$(24,919)	$(6,339)	$2,127	$247,642	$70,655	$318,297

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,662	$(15,266)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Provision for loan losses	2,336	33,482
Paid-in-kind interest	(495)	(634)
Depreciation and amortization	4,082	2,933
Increase (decrease) in deferred and other tax liabilities	8,469	(3,240)
Amortization of origination fees, net	3,723	2,891
Net change in value of loan collateral in process of foreclosure	7,243	11,282
Net realized (gains) losses on investments	(3,205)	3,555
Stock-based compensation expense	1,072	987
Gain on extinguishment of debt	(4,626)	—
Decrease in accrued interest receivable	813	2,106
(Increase) decrease in other assets	(574)	(5,518)
Increase in accounts payable and accrued expenses	1,109	653
Increase (decrease) in accrued interest payable	(790)	172
Net cash provided by operating activities	39,819	33,403
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(365,416)	(264,514)
Proceeds from principal receipts, sales, and maturities of loans	225,976	137,286
Purchases of investments	(15,318)	(7,796)
Proceeds from principal receipts, sales, and maturities of investments	14,007	8,397
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	8,941	6,179
Net cash used for investing activities	(131,810)	(120,448)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	409,810	344,982
Repayments of time deposits and funds borrowed	(335,403)	(218,855)
Distributions to non-controlling interests	(3,019)	(3,019)
Proceeds from the exercise of stock options	116	—
Net cash provided by financing activities	71,504	123,108
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(20,487)	36,063
Cash, cash equivalents, and restricted cash, beginning of period(1)	112,040	67,821
Cash, cash equivalents, and restricted cash, end of period(1)	$91,553	$103,884
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$15,769	$16,355
Cash paid during the period for income taxes	1,688	81
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$10,663	$12,125

(1)	Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was initially formed for the primary purpose of originating commercial loans in three categories: 1) loans to finance the purchase of taxi medallions, 2) asset-based commercial loans, and 3) SBA 7(a) loans. Subsequent to its formation, the Bank began originating consumer loans to finance the purchases of recreational vehicles, or RVs, boats, home improvements, and to provide loan origination and other services to fintech partners. The Company also conducts business through Medallion Funding LLC, or MFC, a Small Business Investment Company, or SBIC, which originates and services medallion and commercial loans.

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

In 2019, the Bank began the process to build out a strategic partnership program with financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020 and a second partnership in 2021, and continues to explore opportunities with additional fintech companies.

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,083,000 at June 30, 2021, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, together, Medallion Chicago, purchased $8,689,000 of City of Chicago taxi medallions out of foreclosure, some of which are leased to fleet operators. The 159 taxi medallions are carried at a net realizable value of $1,284,000 in other assets on the Company’s consolidated balance sheet at June 30, 2021, compared to a net realizable value of $2,932,000 and $3,091,000 at December 31, 2020 and June 30, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash includes $2,970,000 of an interest reserve associated with the private placements of debt in March and August 2019, which cannot be used for any other purpose until March 2022. Cash also includes $1,250,000 of interest-bearing funds deposited in other banks, that are mainly callable, with terms of 4 to 7 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10,090,000 and $9,746,000 at June 30, 2021 and December 31, 2020, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of June 30, 2021 and December 31, 2020, the Company determined that there was no impairment or observable price change.

In the 2021 second quarter, the Company sold 1,166,667 shares of its investment in Upgrade, Inc. for proceeds of $3,816,000 and recognized a gain on the sale of $3,179,000. The Company continued to hold 1,500,000 shares of Upgrade, Inc. at a cost of $819,000 as of June 30, 2021.

In the 2021 first quarter, the Company purchased $2,000,000 of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in earnings, and the fair value of these securities of $1,969,000 as of June 30, 2021 are included in other assets on the consolidated balance sheet.

The table below presents the unrealized portion related to the equity securities held as of June 30, 2021.

(Dollars in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net losses recognized during the period on equity securities	$(3)	$(31)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(3)	$(31)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $337,000 at June 30, 2021 and $278,000 at December 31, 2020, and $38,000 and $81,000 was amortized to interest income for the three and six months ended June 30, 2021 and $79,000 and $134,000 was amortized to interest income for the three and six months ended June 30, 2020. Refer to Note 3 for more details. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2021 and December 31, 2020, net loan origination costs were $24,074,000 and $20,684,000. Net amortization to income for the three months ended June 30, 2021 and 2020 was $2,067,000 and $1,587,000 and was $3,723,000 and $2,891,000 for the six months ended June 30, 2021 and 2020.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio has different characteristics, typified by a larger number of lower dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is likely the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. These loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate collection and recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $2,912,000 at June 30, 2021, or 0.22% of the total loan portfolio, compared to $6,878,000, or 0.57% at December 31, 2020.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants concessions to the borrower for other than an insignificant period of time that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans. Beginning in the third quarter 2019, all consumer loans which are party to a Chapter 13 bankruptcy are immediately classified as TDRs. The Company’s policy with regard to bankrupt recreation loans is to take an immediate 40% write down of the loan balance. As a result of the Consolidated Appropriations Act, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, relief period was extended to the later of January 1, 2022 or 60 days after the date which the coronavirus, or COVID-19, national emergency terminates. During the relief period, companies may elect to (a) suspend the requirements of GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs and (b) suspend any determination of a loan modified as a result of the effects of COVID-19 as a TDR, including impairment for accounting purposes. Any such suspension is applicable for the term of the loan modification, but solely with respect to any modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019, and shall not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. As of June 30, 2021, there were no consumer or medallion loan modifications related to COVID-19 that would have otherwise been classified as a TDR, and therefore there was no need for the Company to elect this relief under the CARES Act during 2020 and 2021. However, the Company may have loan modifications related to COVID-19 that would apply under this provision of the CARES Act in the future.

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

The Company had $0 and $15,367,000 of net loans pledged as collateral under borrowing arrangements at June 30, 2021 and December 31, 2020.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $107,624,000 at June 30, 2021 and $107,131,000 at December 31, 2020. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860, which relates to servicing assets held by MFC (related primarily to the remaining assets in Trust III) and the Bank, and determined that no material servicing asset or liability existed as of June 30, 2021 and December 31, 2020.

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one-year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at. For medallion loans, delinquent nonperforming loans are valued at collateral value for the most recent quarter. Collateral value for the medallion loans is generally determined utilizing factors deemed relevant under the circumstances of the market including but not limited to: actual transfers, pending transfers, median and average sales prices, discounted cash flows, market direction and sentiment, and general economic trends for the industry and economy. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result of COVID-19, there was an increase in the reserve percentages of 50 basis points on the recreation subprime loan business during 2020. In addition, the Company determined that anticipated payment activity on the medallion portfolio was impossible to quantify upon exit of the six-month deferral period with borrowers, and therefore deemed all such loans as impaired in the third quarter of 2020. As a result, all medallion loans were placed on nonaccrual and written down to collateral value, net of liquidation costs, of $79,500 for New York City medallions. The Company continues to monitor the impact of COVID-19 on the consumer, commercial, and medallion loans. Had there been no payment deferrals offered to borrowers under the CARES Act, potential loans 90 days or more past due would have resulted in increased reserves and/or charge-offs. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of June 30, 2021, December 31, 2020, and June 30, 2020, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $50,368,000, $51,090,000, and $51,814,000, and the Company recognized $361,000 and $361,000 of amortization expense on the intangible assets for the three months ended June 30, 2021 and 2020, and $722,000 and $722,000 of amortization expense on the intangible assets for the six months ended June 30, 2021 and 2020. Additionally, loan portfolio premiums of $12,387,000 were determined as of April 2, 2018, of which $835,000, $2,717,000, and $5,251,000 were outstanding at June 30, 2021, December 31, 2020, and June 30, 2020, and of which $1,695,000 and $179,000 was amortized to interest income for the three months ended June 30, 2021 and 2020, and of which $1,882,000 and $508,000 was amortized to interest income for the six months ended June 30, 2021 and 2020. The Company engaged an expert to assess the goodwill and intangibles for impairment at December 31, 2020, who concluded there was no impairment on the Bank and on the RPAC intangible asset. The Company reviewed the goodwill related to the Bank and the RPAC intangible assets, considered whether the current COVID-19 pandemic had any effect on such goodwill, and concluded that there was no additional impairment as of June 30, 2021.

The table below shows the details of the intangible assets as of the dates presented.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Brand-related intellectual property	$18,425	$18,974
Home improvement contractor relationships	5,778	5,951
Race organization	26,165	26,165
Total intangible assets, net	$50,368	$51,090

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $75,000 and $139,000 for the three months ended June 30, 2021 and 2020, and was $159,000 and $261,000 for the six months ended June 30, 2021 and 2020.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $592,000 and $586,000 for the three months ended June 30, 2021 and 2020, and was $1,237,000 and $1,308,000 for the six months ended June 30, 2021 and 2020. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $7,054,000, $5,805,000, and $4,709,000 as of June 30, 2021, December 31, 2020, and June 30, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2021	2020	2021	2020
Net income (loss) resulting from operations available to common stockholders	$10,267	$(3,977)	$18,698	$(17,620)
Weighted average common shares outstanding applicable to basic EPS	24,595,822	24,444,677	24,557,511	24,423,225
Effect of dilutive stock options	127,493	—	74,331	—
Effect of restricted stock grants	227,197	—	291,181	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,950,512	24,444,677	24,923,023	24,423,225
Basic income (loss) per share	$0.42	$(0.16)	$0.76	$(0.72)
Diluted income (loss) per share	0.41	(0.16)	0.75	(0.72)

Potentially dilutive common shares excluded from the above calculations aggregated 396,373 and 851,272 shares as of June 30, 2021 and 2020.

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

During the six months ended June 30, 2021 and 2020, the Company issued 163,561 and 165,674 restricted shares of stock-based compensation awards, issued 317,398 and 335,773 shares of other stock-based compensation awards, and issued 16,803 restricted stock units; and recognized $576,000 and $1,074,000, or $0.02 and $0.04 per share, for the three and six months ended June 30, 2021, and $520,000 and $987,000, or $0.02 and $0.04 per share for the three and six months ended June 30, 2020, of non-cash stock-based compensation expense related to the grants. As of June 30, 2021, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $3,481,000, which is expected to be recognized over the next 15 quarters. See Note 8 for additional details.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of June 30, 2021, the Bank’s Tier 1 leverage ratio was 18.09%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well- Capitalized	June 30, 2021	December 31, 2020
Common equity Tier 1 capital	—	—	$172,775	$148,507
Tier 1 capital	—	—	241,563	217,295
Total capital	—	—	258,880	233,460
Average assets	—	—	1,335,205	1,283,664
Risk-weighted assets	—	—	1,349,840	1,243,783
Leverage ratio(1)	4.0%	5.0%	18.1%	16.9%
Common equity Tier 1 capital ratio(2)	7.0	6.5	12.8	11.9
Tier 1 capital ratio(3)	8.5	8.0	17.9	17.5
Total capital ratio(3)	10.5	10.0	19.2	18.8

(1)	Calculated by dividing Tier 1 capital by average assets.
(2)	Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)	Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of June 30, 2021 and December 31, 2020 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both June 30, 2021 and December 31, 2020.

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

(3) INVESTMENT SECURITIES

Fixed maturity securities available for sale at June 30, 2021 and December 31, 2020 consisted of the following:

June 30, 2021 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$39,553	$1,009	$(239)	$40,323
State and municipalities	7,919	106	(41)	7,984
Total	$47,472	$1,115	$(280)	$48,307

December 31, 2020 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$34,929	$1,495	$(45)	$36,379
State and municipalities	10,226	189	(2)	10,413
Total	$45,155	$1,684	$(47)	$46,792

The amortized cost and estimated market value of investment securities at June 30, 2021 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$20	$20
Due after one year through five years	8,502	8,775
Due after five years through ten years	13,451	13,906
Due after ten years	25,499	25,606
Total	$47,472	$48,307

The following tables show information pertaining to securities with gross unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
June 30, 2021 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(183)	$11,444	$(55)	$1,910
State and municipalities	(40)	1,960	(2)	128
Total	$(223)	$13,404	$(57)	$2,038

	Less than Twelve Months		Twelve Months and Over
December 31, 2020 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(45)	$4,028	$—	$—
State and municipalities	—	—	(2)	196
Total	$(45)	$4,028	$(2)	$196

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$886,206	66%	$792,686	65%
Home improvement	368,257	28	334,033	27
Commercial	69,520	5	65,327	5
Medallion	16,514	1	37,768	3
Strategic partnership	70	—	24	—
Total gross loans	1,340,567	100%	1,229,838	100%
Allowance for loan losses	(46,946)		(57,548)
Total net loans	$1,293,621		$1,172,290

The following tables show the activity of the gross loans for the three and six months ended June 30, 2021 and 2020.

Three Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2021	$822,932	$342,121	$58,854	$35,250	$58	$1,259,215
Loan originations	134,467	62,992	11,059	—	2,426	210,944
Principal payments, sales, and maturities	(70,672)	(36,729)	(564)	(2,389)	(2,414)	(112,768)
Charge-offs, net	916	(228)	—	(10,869)	—	(10,181)
Transfer to loan collateral in process of foreclosure, net	(2,980)	—	—	(3,933)	—	(6,913)
Amortization of origination costs	(2,477)	410	—	—	—	(2,067)
Amortization of loan premium	(60)	(90)	—	(1,545)	—	(1,695)
FASB origination costs	4,080	(219)	1	—	—	3,862
Paid-in-kind interest	—	—	170	—	—	170
Gross loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567

Six Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	228,317	111,051	15,216	—	4,370	358,954
Principal payments, sales and maturities	(129,100)	(76,797)	(11,541)	(4,214)	(4,324)	(225,976)
Charge-offs, net	(1,668)	(477)	—	(10,793)	—	(12,938)
Transfer to loan collateral in process of foreclosure, net	(6,033)	—	—	(4,630)	—	(10,663)
Amortization of origination costs	(4,639)	907	11	(2)	—	(3,723)
Amortization of loan premium	(101)	(166)	—	(1,615)	—	(1,882)
FASB origination costs	6,744	(294)	12	—	—	6,462
Paid-in-kind interest	—	—	495	—	—	495
Gross loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567

Three Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2020	$735,175	$255,899	$68,257	$124,448	$—	$1,183,779
Loan originations	106,206	44,713	3,000	—	153	154,072
Principal payments, sales and maturities	(49,457)	(18,496)	(132)	(1,687)	(145)	(69,917)
Charge-offs, net	(3,565)	(196)	—	(260)	—	(4,021)
Transfer to loan collateral in process of foreclosure, net	(3,003)	—	—	(2,185)	—	(5,188)
Amortization of origination costs	(2,031)	455	2	(13)	—	(1,587)
Amortization of loan premium	(51)	(82)	—	(46)	—	(179)
FASB origination costs	3,511	(221)	8	(4)	—	3,294
Paid-in-kind interest	—	—	341	—	—	341
Gross loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594

Six Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	175,850	78,178	5,175	—	153	259,356
Principal payments, sales and maturities	(86,529)	(42,720)	(4,112)	(3,780)	(145)	(137,286)
Charge-offs, net	(9,946)	(832)	—	(1,820)	—	(12,598)
Transfer to loan collateral in process of foreclosure, net	(7,781)	—	—	(4,344)	—	(12,125)
Amortization of origination costs	(3,760)	896	4	(31)	—	(2,891)
Amortization of loan premium	(103)	(168)	—	(237)	—	(508)
FASB origination costs	5,722	(606)	8	33	—	5,157
Paid-in-kind interest	—	—	634	—	—	634
Gross loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594

The following table sets forth the activity in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for loan losses – beginning balance	$57,809	$54,057	$57,548	$46,093
Charge-offs
Recreation	(2,672)	(5,708)	(7,725)	(13,951)
Home improvement	(786)	(548)	(1,467)	(1,558)
Commercial	—	—	—	—
Medallion	(12,791)	(1,771)	(13,905)	(3,696)
Total charge-offs	(16,249)	(8,027)	(23,097)	(19,205)
Recoveries
Recreation	3,588	2,143	6,057	4,005
Home improvement	558	352	990	726
Commercial	—	—	—	—
Medallion	1,922	1,511	3,112	1,876
Total recoveries	6,068	4,006	10,159	6,607
Net charge-offs(1)	(10,181)	(4,021)	(12,938)	(12,598)
Provision for loan losses	(682)	16,941	2,336	33,482
Allowance for loan losses – ending balance(2)	$46,946	$66,977	$46,946	$66,977

(1)

As of June 30, 2021, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $299,205, some of which may represent collection opportunities for the Company.

(2)    As of June 30, 2021, there was no allowance for loan losses and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of June 30, 2021 and December 31, 2020.

June 30, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$30,306	64%	3.42%	633.25%
Home improvement	5,890	13	1.60	NM
Commercial	—	—	—	—
Medallion	10,750	23	65.11	65.11
Total	$46,946	100%	3.50%	116.26%

December 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$27,348	48%	3.45%	378.20%
Home improvement	5,157	9	1.54	NM
Commercial	—	—	—	—
Medallion	25,043	43	66.31	68.01
Total	$57,548	100%	4.68%	93.17%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Total nonaccrual loans	$40,381	$61,767	$81,539
Interest foregone quarter to date	521	2,306	1,202
Amount of foregone interest applied to principal in the quarter	121	595	8
Interest foregone year to date	889	3,311	1,734
Amount of foregone interest applied to principal year to date	253	602	57
Interest foregone life to date	4,127	5,252	4,171
Amount of foregone interest applied to principal life to date	789	792	973
Percentage of nonaccrual loans to gross loan portfolio	3%	5%	6%
Percentage of allowance for loan losses to nonaccrual loans	116%	93%	82%

The following tables present the performance status of loans as of June 30, 2021 and December 31, 2020.

June 30, 2021 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$881,029	$5,177	$886,206	0.58%
Home improvement	368,188	69	368,257	0.02
Commercial	50,510	19,010	69,520	27.34
Medallion	—	16,514	16,514	100.00
Strategic partnership	70	—	70	—
Total	$1,299,797	$40,770	$1,340,567	3.04%

December 31, 2020 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$785,047	$7,639		$792,686	0.96%
Home improvement	333,862	171		334,033	0.05
Commercial	48,731	16,596		65,327	25.40
Medallion	—	37,768	(1)	37,768	100.00
Strategic partnership	24	—		24	—
Total	$1,167,664	$62,174		$1,229,838	5.06%

(1)	Includes medallion loan premiums of $1,615 at December 31, 2020.

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of June 30, 2021 and 2020, and December 31, 2020, all of which had an allowance recorded against the principal balance.

	June 30, 2021			December 31, 2020			June 30, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$5,177	$5,177	$179	$7,639	$7,639	$264	$5,312	$5,312	$243
Home improvement	69	69	1	171	171	3	137	137	2
Commercial	19,010	19,019	—	16,596	16,600	—	15,246	15,251	—
Medallion	16,516	17,296	10,753	37,768	38,368	25,043	61,230	61,555	35,838
Total nonperforming loans with an allowance	$40,772	$41,561	$10,933	$62,174	$62,778	$25,310	$81,925	$82,255	$36,083

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021		For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$4,799	$180	$4,912	$323	$5,544	$158	$5,653	$299
Home improvement	74	—	75	—	137	1	137	1
Commercial	19,210	—	19,788	—	15,360	—	15,359	1
Medallion	18,517	—	18,568	—	54,418	203	63,731	605
Total nonperforming loans with an allowance	$42,600	$180	$43,343	$323	$75,459	$362	$84,880	$906

The following tables show the aging of all loans as of June 30, 2021 and December 31, 2020.

	Days Past Due
June 30, 2021 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$12,185	$3,473	$2,769	$18,427	$840,464	$858,891	$—
Home improvement	663	161	69	893	369,770	370,663	—
Commercial	—	1,816	74	1,890	67,700	69,590	—
Medallion	375	9,167	—	9,542	6,974	16,516	—
Strategic partnership	—	—	—	—	70	70	—
Total	$13,223	$14,617	$2,912	$30,752	$1,284,978	$1,315,730	$—

(1)	Excludes loan premiums of $835 resulting from purchase price accounting and $24,074 of capitalized loan origination costs.

	Days Past Due
December 31, 2020 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$22,058	$7,582	$5,343	$34,983	$732,391	$767,374	$—
Home improvement	813	218	170	1,201	335,684	336,885	—
Commercial	—	—	75	75	65,265	65,340	—
Medallion	2,019	973	1,290	4,282	31,871	36,153	—
Strategic partnership	—	—	—	—	24	24	—
Total	$24,890	$8,773	$6,878	$40,541	$1,165,235	$1,205,776	$—

(1)	Excludes loan premiums of $2,717 resulting from purchase price accounting and $21,345 of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 321%, 327%, and 254% as of June 30, 2021, December 31, 2020, and June 30, 2020.

The following table shows the TDRs which the Company entered into during the three months and six months ended June 30, 2021.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended June 30, 2021
Recreation	21	$302	$302
Medallion	2	256	256
Six months ended June 30, 2021
Recreation	39	$474	$468
Medallion	10	2,994	2,994

During the twelve months ended June 30, 2021, 43 medallion loans modified as TDRs were in default and had an investment value of $30,140,000 as of June 30, 2021, net of a $22,176,000 allowance for loan losses, 37 recreation loans modified as TDRs were in default and had an investment value of $371,000 as of June 30, 2021, net of a $13,000 allowance for loan losses, and no commercial loans modified as TDRs were in default.

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

The following tables show the activity of loan collateral in process of foreclosure, which relate only to the recreation and medallion loans, for the three and six months ended June 30, 2021 and 2020.

Three Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2021	$970	$49,763	$50,733
Transfer from loans, net	2,980	3,933	6,913
Sales	(1,989)	(231)	(2,220)
Cash payments received	—	(3,146)	(3,146)
Collateral valuation adjustments	(1,079)	(2,162)	(3,241)
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039

Six Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	6,033	4,630	10,663
Sales	(4,288)	(231)	(4,519)
Cash payments received	—	(4,423)	(4,423)
Collateral valuation adjustments	(2,295)	(4,947)	(7,242)
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039

Three Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2020	$1,717	$45,100	$46,817
Transfer from loans, net	3,003	2,185	5,188
Sales	(1,988)	—	(1,988)
Cash payments received	—	(185)	(185)
Collateral valuation adjustments	(1,474)	(983)	(2,457)
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375

Six Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	7,781	4,344	12,125
Sales	(3,986)	(300)	(4,286)
Cash payments received	—	(1,893)	(1,893)
Collateral valuation adjustments	(4,013)	(7,269)	(11,282)
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Twelve Months Ending June 30,
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	June 30, 2021(1)	December 31, 2020(1)	Interest Rate (2)
Deposits(3)	$469,737	$182,911	$226,592	$143,797	$131,077	$—	$1,154,114	$1,067,822	1.38%
Retail and privately placed notes	—	—	36,000	—	31,250	53,750	121,000	68,008	7.66%
SBA debentures and borrowings	—	5,000	13,029	12,500	15,500	18,500	64,529	103,225	2.74%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.26%
Notes payable to banks	280	280	140	—	—	—	700	31,261	4.00%
Other borrowings	8,016	—	—	—	—	—	8,016	8,689	2.00%
Total	$478,033	$188,191	$275,761	$156,297	$177,827	$105,250	$1,381,359	$1,312,005	2.04%

(1)	Excludes deferred financing costs of $7,054 and $5,805 as of June 30, 2021 and December 31, 2020.
(2)	Weighted average contractual rate as of June 30, 2021.
(3)	Balance excludes $750 and $250 of strategic partner reserve deposits as of June 30, 2021 and December 31, 2020.

(A) DEPOSITS

Deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. The Bank did not have any individual time deposits greater than $100,000 as of June 30, 2021. In October 2020, the Bank began to originate time deposits through an internet listing service. These listing service deposits are from other financial institutions, and as of June 30, 2021, totaled $4,036,000. The following table presents the maturity of the broker pools, excluding strategic partner reserve deposits, as of June 30, 2021.

(Dollars in thousands)	June 30, 2021
Three months or less	$133,194
Over three months through six months	122,023
Over six months through one year	214,520
Over one year	684,377
Total deposits	$1,154,114

 (B) RETAIL AND PRIVATELY PLACED NOTES

In February 2021, the Company completed a private placement to certain institutional investors of $25,000,000 aggregate principal amount of 7.25% unsecured senior notes due February 2026, with interest payable semiannually. In March 2021, an additional $3,250,000 principal amount of such notes was issued to certain institutional investors. Subsequently in April 2021, an additional $3,000,000 principal amount of such notes was issued to certain institutional investors. The Company has used the net proceeds from the offering for general corporate purposes, including repayment of outstanding debt.

In December 2020, the Company completed a private placement to certain institutional investors of $33,600,000 aggregate principal amount of 7.50% unsecured senior notes due December 2027, with interest payable semiannually. In February and March 2021, an additional $8,500,000 principal amount of such notes was issued to certain institutional investors. Subsequently in April 2021, an additional $11,650,000 principal amount of such notes was issued to certain institutional investors. The Company has used the net proceeds from the offering for general corporate purposes, including repayment of outstanding debt.

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

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% and all remaining unpaid principal and interest are due on April 30, 2024, the maturity date. As of June 30, 2021, $183,985,000 of commitments had been fully utilized, there were $16,500,000 commitments available, and $64,529,000 was outstanding, including $10,529,000 under the SBA Note.

On July 31, 2020, MCI accepted a commitment from the SBA for $25,000,000 in debenture financing. As part of the acceptance, MCI paid the SBA a $250,000 commitment fee. The commitment expires September 24, 2024. $8,500,000 of the commitments has been drawn as of June 30, 2021 to replace debentures which matured in 2021. The remaining balance of $16,500,000 is drawable upon the infusion of $8,250,000 of capital from either the capitalization of retained earnings or capital infusion from the Company, after the contribution of $3,500,000 of capital by the Company during the 2021 second quarter.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (0.15% at June 30, 2021) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third-party investor. At June 30, 2021, $33,000,000 was outstanding on the preferred securities.

(E) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

In the 2021 second quarter, the Company used some of the proceeds of the privately placed notes to pay off twenty five of its notes payable to banks aggregating $17,762,000 principal amount, resulting in a gain on debt extinguishment of $2,859,430.

In March 2021, the Company used some of the proceeds of the privately placed notes to pay off two of its notes payable to banks aggregating $5,207,000 principal amount, one with a maturity of April 15, 2021 and one with a maturity of September 1, 2021, resulting in a gain on debt extinguishment of $1,767,000.

In November 2018, MFC entered into a note to the benefit of DZ Bank for $1,400,000 at a 4.00% interest rate due December 2023, as part of the restructuring of the DZ loan. The note requires a regular quarterly payment of $70,000 of principal and accrued interest and matures in December 2023, and has an outstanding balance of $700,000 as of June 30, 2021. See Note 15 for more information.

(F) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty. (Refer to Note 11 for more details.) At June 30, 2021, the total outstanding on these notes was $7,516,000 at a 2.00% annual interest rate compounded monthly and due March 31, 2022. Additionally, RPAC has a short term promissory note to an unrelated party for $500,000 due on December 31, 2021.

On June 17, 2020, RPAC was approved for and received a Paycheck Protection Program, or PPP, loan under the CARES Act, in the amount of $747,000 at a 1.00% annual interest rate due in five years. Under the terms of the note, RPAC could be granted forgiveness for all or a portion of the balance if the loan proceeds are used in accordance with the requirements set forth in the PPP. During the quarter, RPAC applied for forgiveness of this loan, which was granted by the SBA.

(G) COVENANT COMPLIANCE

Certain of the Company’s debt agreements contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including minimum net worth. The Company was in compliance with such restrictions as of June 30, 2021.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease costs	$572	$596	$1,144	$1,192
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	590	632	1,265	1,324
Right-of-use asset obtained in exchange for lease liability	(18)	(14)	(36)	(28)

The following table presents the breakout of the operating leases as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$10,750	$11,737
Other current liabilities	2,111	2,004
Operating lease liabilities	9,889	11,018
Total operating lease liabilities	12,000	13,022
Weighted average remaining lease term	5.9 years	6.4 years
Weighted average discount rate	5.54%	5.54%

At June 30, 2021, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2021	$1,247
2022	2,411
2023	2,356
2024	2,373
2025	2,390
Thereafter	3,521
Total lease payments	$14,298
Less imputed interest	2,298
Total operating lease liabilities	$12,000

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Goodwill and other intangibles	$(44,145)	$(44,799)
Provision for loan losses	14,308	19,556
Net operating loss carryforwards(1)	25,393	30,493
Accrued expenses, compensation, and other assets	1,676	1,174
Unrealized gains on other investments	(3,528)	(6,769)
Total deferred tax liability	(6,296)	(345)
Valuation allowance	(2,295)	(462)
Deferred tax liability, net	(8,591)	(807)
Taxes receivable	1,072	1,757
Net deferred and other tax assets (liabilities)	$(7,519)	$950

(1)

As of June 30, 2021, the Company and its subsidiaries had an estimated $103,838 of net operating loss carryforwards, $1,712 of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $23,098 as of June 30, 2021.

The components of our tax (provision) benefit for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Current
Federal	$(795)	$—	$(795)	$—
State	(100)	(137)	(270)	(223)
Deferred
Federal	(3,001)	774	(6,054)	3,299
State	(2,632)	216	(3,287)	1,026
Net (provision) benefit for income taxes	$(6,528)	$853	$(10,406)	$4,102

The following table presents a reconciliation of statutory federal income tax (provision) benefit to consolidated actual income tax (provision) benefit for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Statutory Federal income tax (provision) benefit at 21%	$(3,805)	$655	$(6,524)	$4,067
State and local income taxes, net of federal income tax benefit	(743)	122	(1,275)	760
Valuation allowance against net operating losses	(1,833)	—	(1,833)	—
Change in effective state income tax rates and accrual	(1,399)	196	(1,369)	149
Income attributable to non-controlling interest	47	50	266	(166)
Non deductible expenses	385	(198)	213	(789)
Other	820	28	116	81
Total income tax (provision) benefit	$(6,528)	$853	$(10,406)	$4,102

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of June 30, 2021.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2018 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. A total of 2,210,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 435,474 remained issuable as of June 30, 2021. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At June 30, 2021, 1,209,642 options on the Company’s common stock were outstanding under the Company’s plans, of which 347,824 options were exercisable. Additionally, there were 442,190 unvested shares under the Company’s restricted common stock plan, and 16,803 unvested restricted stock units, and 47,472 vested restricted stock units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.24 per share and $3.30 per share for the six months ended June 30, 2021 and 2020. The following assumption categories are used to determine the value of any option grants.

	Six Months Ended June 30,
	2021	2020
Risk free interest rate	0.97%	1.46%
Expected dividend yield	—	—
Expected life of option in years(1)	6.25	6.25
Expected volatility(2)	53.98	50.18

(1)	Expected life is calculated using the simplified method.
(2)	We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2021 first and second quarters and the 2020 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	550,040	$2.14-13.53	$6.58
Granted	444,557	4.89-6.68	6.24
Cancelled	(42,928)	2.22-13.53	6.91
Exercised(1)	—	—	—
Outstanding at December 31, 2020	951,669	2.14-12.55	6.41
Granted	317,398	6.79	6.79
Cancelled	(3,984)	6.55-7.25	6.89
Exercised(1)	(768)	6.55-7.25	6.79
Outstanding at March 31, 2021	1,264,315	2.14-12.55	6.50
Granted	—	—	—
Cancelled	(32,446)	4.89-7.25	5.98
Exercised(1)	(22,227)	5.27-7.25	5.76
Outstanding at June 30, 2021	1,209,642	2.14-12.55	6.53
Options exercisable at June 30, 2021(2)	347,824	2.14-12.55	6.53

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $77,000 and $0 for the three and six months ended June 30, 2021 and 2020.

(2)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2021 and the related exercise price of the underlying options, was $2,854,000 for outstanding options and $844,000 for exercisable options as of June 30, 2021. The remaining contractual life was 8.50 years for outstanding options and 7.47 years for exercisable options at June 30, 2021.

The following table presents the activity for the restricted stock programs for the 2021 first and second quarters and the 2020 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	284,879	$3.95-7.25	$6.01
Granted	229,408	4.89-6.68	6.21
Cancelled	(8,755)	3.95-7.25	6.93
Vested(1)	(89,392)	3.95-6.55	5.37
Outstanding at December 31, 2020	416,140	4.39-7.25	6.24
Granted	163,561	6.79	6.79
Cancelled	(7,602)	4.89-7.25	5.96
Vested(1)	(119,577)	4.39-7.25	6.09
Outstanding at March 31, 2021	452,522	4.80-7.25	6.48
Granted	—	—	—
Cancelled	(10,332)	4.89-7.25	6.13
Vested(1)	—	—	—
Outstanding at June 30, 2021	442,190	$4.80-7.25	6.49

(1)	The aggregate fair value of the restricted stock vested was $0 and $813,000 for the three and six months ended June 30, 2021 and was $0 and $553,000 for the three and six months ended June 30, 2020.
(2)	The aggregate fair value of the restricted stock was $3,918,000 as of June 30, 2021. The remaining vesting period was 3.68 years at June 30, 2021.

During the six months ended June 30, 2021, the Company granted 16,803 restricted stock units, or RSUs, that vest on June 17, 2022 with a grant price of $8.87, and during the year ended December 31, 2020, granted 47,156 RSUs that vested on June 19, 2021 with a grant price of $3.16. For the RSUs granted in 2020 and 2019, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A, which was done for 47,272 units.

The following table presents the activity for the unvested options outstanding under the plans for the 2021 first and second quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2020	773,362	$4.89-7.25	$6.42
Granted	317,398	6.79	6.79
Cancelled	(2,530)	6.55-7.25	6.96
Vested	(185,278)	6.55-7.25	6.67
Outstanding at March 31, 2021	902,952	4.89-7.25	6.50
Granted	—	—	—
Cancelled	(33,134)	4.89-7.25	5.99
Vested	(8,000)	5.58	5.58
Outstanding at June 30, 2021	861,818	$4.89-7.25	6.53

The intrinsic value of the options vested was $29,000 and $77,000 for the three and six months ended June 30, 2021.

(9) SEGMENT REPORTING

The Company has six business segments, which include four lending and two non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are operated by the Bank and include loans in all fifty states, with the highest concentrations in Texas, Florida, and California at 14%, 9%, and 9% of loans outstanding and with no other states over 9% as of June 30, 2021. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 60%, 20%, and 10% of the segment portfolio as of June 30, 2021. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in roofs, swimming pools, and windows at 29%, 27%, and 12% of total home improvement loans outstanding, and with no other product lines over 10% as of June 30, 2021. The commercial lending segment focuses on enterprise wide industries, including manufacturing services, and various other industries, in which 66% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, of which 85% were in New York City as of June 30, 2021.

In addition, our non-operating segments include RPAC, which is a race car team, and our corporate and other investments segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements. As a result of COVID-19, the prior year race season had been suspended from March 15, 2020 through May 17, 2020. As states reopened, NASCAR resumed races and completed all races scheduled in 2020. Commencing in the 2020 second quarter, the Bank began issuing loans related to its strategic partnership business, which is currently included within the corporate and other investment segment due to its small size.

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

The following tables present segment data as of and for the three and six months ended June 30, 2021 and 2020.

	Consumer Lending						Corp.
Three Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$28,886	$8,228	$1,383		$(1,475)	$—	$353	$37,375
Total interest expense	2,863	1,143	716		2,524	34	604	7,884
Net interest income (loss)	26,023	7,085	667		(3,999)	(34)	(251)	29,491
Provision for loan losses (benefit)	1,017	756	—		(2,943)	—	488	(682)
Net interest income (loss) after loss provision	25,006	6,329	667		(1,056)	(34)	(739)	30,173
Sponsorship and race winnings	—	—	—		—	4,345	—	4,345
Race team related expenses	—	—	—		—	(2,674)	—	(2,674)
Other income (expense), net	(7,455)	(2,638)	(69)		(1,157)	(1,862)	(543)	(13,724)
Net income (loss) before taxes	17,551	3,691	598		(2,213)	(225)	(1,282)	18,120
Income tax (provision) benefit	(4,519)	(951)	(150)		556	57	(1,521)	(6,528)
Net income (loss)	$13,032	$2,740	$448		$(1,657)	$(168)	$(2,803)	$11,592
Balance Sheet Data
Total loans, net	$855,900	$362,370	$66,236		$5,764	$—	$3,351	$1,293,621
Total assets	868,709	375,189	90,563		101,205	31,877	272,204	1,739,747
Total funds borrowed	712,777	295,887	72,450		80,959	8,016	212,020	1,382,109
Selected Financial Ratios
Return on average assets	6.24%	3.04%	2.36%		(6.10)%	(1.05)%	(3.85)%	2.43%
Return on average equity	31.19	15.19	11.78		(30.51)	(39.70)	(1.95)	12.90
Interest yield	14.03	9.48	9.16		(70.71)	N/A	N/A	11.17
Net interest margin	12.64	8.16	4.42		(189.15)	N/A	N/A	8.84
Reserve coverage	3.42	1.60	0.00	(1)	65.11	N/A	N/A	3.50
Delinquency status(2)	0.32	0.02	0.11	(1)	-	N/A	N/A	0.22
Charge-off ratio	(0.44)	0.26	0.00	(3)	513.86	N/A	N/A	3.28

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending						Corp.
Six Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$56,328	$16,146	$2,865		$(1,544)	$—	$660	$74,455
Total interest expense	5,657	2,351	1,288		3,894	75	3,027	16,292
Net interest income (loss)	50,671	13,795	1,577		(5,438)	(75)	(2,367)	58,163
Provision for loan losses	4,630	1,206	—		(3,987)	—	487	2,336
Net interest income (loss) after loss provision	46,041	12,589	1,577		(1,451)	(75)	(2,854)	55,827
Sponsorship and race winnings	—	—	—		—	6,818	—	6,818
Race team related expenses	—	—	—		—	(4,796)	—	(4,796)
Other income (expense), net	(12,918)	(4,552)	(529)		(3,301)	(3,623)	(1,858)	(26,781)
Net income (loss) before taxes	33,123	8,037	1,048		(4,752)	(1,676)	(4,712)	31,068
Income tax (provision) benefit	(8,529)	(2,070)	(263)		1,193	421	(1,158)	(10,406)
Net income (loss)	$24,594	$5,967	$785		$(3,559)	$(1,255)	$(5,870)	$20,662
Balance Sheet Data
Total loans, net	$855,900	$362,370	$66,236		$5,764	$—	$3,351	$1,293,621
Total assets	868,709	375,189	90,563		101,205	31,877	272,204	1,739,747
Total funds borrowed	712,777	295,887	72,450		80,959	8,016	212,020	1,382,109
Selected Financial Ratios
Return on average assets	6.06%	3.39%	1.95%		(6.29)%	(7.72)%	(4.08)%	2.08%
Return on average equity	30.32	16.96	9.77		(31.44)	(244.87)	(30.46)	11.09
Interest yield	14.18	9.56	9.66		(30.90)	N/A	N/A	11.50
Net interest margin	12.76	8.17	5.32		(108.84)	N/A	N/A	9.01
Reserve coverage	3.42	1.60	0.00	(1)	65.11	N/A	N/A	3.50
Delinquency status(2)	0.32	0.02	0.11	(1)	—	N/A	N/A	0.22
Charge-off ratio	0.12	0.99	0.00	(3)	216.01	N/A	N/A	2.15

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending					Corp.
Three Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$27,229	$6,326	$1,726	$(7)	$ —	$314	$35,588
Total interest expense	3,226	1,236	617	988	40	2,728	8,835
Net interest income (loss)	24,003	5,090	1,109	(995)	(40)	(2,414)	26,753
Provision for loan losses	8,292	760	-	7,889	—	—	16,941
Net interest income (loss) after loss provision	15,711	4,330	1,109	(8,884)	(40)	(2,414)	9,812
Sponsorship and race winning	—	—	—	—	3,626	—	3,626
Race team related expenses	—	—	—	—	(1,818)	—	(1,818)
Other income (expense), net	(6,497)	(1,962)	(584)	(2,292)	(1,378)	(2,025)	(14,738)
Net income (loss) before taxes	9,214	2,368	525	(11,176)	390	(4,439)	(3,118)
Income tax (provision) benefit	(2,356)	(606)	(131)	2,785	(97)	1,258	853
Net income (loss)	$6,858	$1,762	$394	$(8,391)	$293	$(3,181)	$(2,265)
Balance Sheet Data as of June 30, 2020
Total loans, net	$759,764	$278,000	$68,140	$84,369	$ —	$3,344	$1,193,617
Total assets	775,151	288,501	86,831	190,657	30,542	280,061	1,651,743
Total funds borrowed	617,066	229,237	70,567	151,614	8,615	218,695	1,295,794
Selected Financial Ratios as of June 30, 2020
Return on average assets	3.68%	2.58%	1.86%	(17.19)%	3.88%	(8.96)%	(0.98)%
Return on average equity	18.38	12.88	9.28	(85.96)	(53.94)	(38.05)	(4.97)
Interest yield	14.91	9.66	10.67	(0.03)	N/A	N/A	10.95
Net interest margin	13.15	7.77	6.86	(4.08)	N/A	N/A	8.23
Reserve coverage	3.43	1.44	—	29.84	N/A	N/A	5.31
Delinquency status(2)	0.44	0.05	0.15	10.29	N/A	N/A	1.26
Charge-off ratio	1.95	0.30	—	1.12	N/A	N/A	1.39

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending					Corp.
Six Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	RPAC	and Other Investments	Consolidated
Total interest income	$53,563	$12,213	$3,484	$995	$ —	$875	$71,130
Total interest expense	6,792	2,523	1,274	2,837	80	4,329	17,835
Net interest income (loss)	46,771	9,690	2,210	(1,842)	(80)	(3,454)	53,295
Provision for loan losses	18,893	2,296	—	12,293	—	—	33,482
Net interest income (loss) after loss provision	27,878	7,394	2,210	(14,135)	(80)	(3,454)	19,813
Sponsorship and race winning	—	—	—	—	6,199	—	6,199
Race team related expenses	—	—	—	—	(3,948)	—	(3,948)
Other income (expense), net	(13,869)	(4,302)	(1,479)	(10,865)	(3,223)	(7,694)	(41,432)
Net income (loss) before taxes	14,009	3,092	731	(25,000)	(1,052)	(11,148)	(19,368)
Income tax (provision) benefit	(3,582)	(791)	(182)	6,230	262	2,165	4,102
Net income (loss)	$10,427	$2,301	$549	$(18,770)	$(790)	$(8,983)	$(15,266)
Balance Sheet Data as of June 30, 2020
Total loans, net	$759,764	$278,000	$68,140	$84,369	$ —	$3,344	$1,193,617
Total assets	775,151	288,501	86,831	190,657	30,542	280,061	1,651,743
Total funds borrowed	617,066	229,237	70,567	151,614	8,615	218,695	1,295,794
Selected Financial Ratios as of June 30, 2020
Return on average assets	2.85%	1.72%	1.30%	(18.56)%	(5.17)%	(7.14)%	-2.23%
Return on average equity	14.25	8.62	6.48	(92.14)	81.74	(26.03)	(10.82)
Interest yield	14.98	9.58	10.97	2.04	N/A	N/A	11.31
Net interest margin	13.08	7.58	6.96	(3.78)	N/A	N/A	8.48
Reserve coverage	3.43	1.44	—	29.84	N/A	N/A	5.31
Delinquency status(2)	0.44	0.05	0.15	10.29	N/A	N/A	1.26
Charge-off ratio	2.78	0.65	—	3.73	N/A	N/A	2.21

(1)	Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

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

Employment agreements expire at various dates through 2025, with future minimum payments under these agreements of approximately $11,050,000.

(B) OTHER COMMITMENTS

The Company had no commitments to extend credit or make investments outstanding at June 30, 2021. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

(C) SEC MATTERS

The staff of the SEC has conducted an investigation of the Company relating to certain issues that occurred during the period  2015 to 2017, including (i) the Company’s retention of third parties in 2015 and 2016 concerning posting information about the Company on certain financial websites and (ii) the Company’s financial reporting and disclosures concerning certain assets, including Medallion Bank, in 2016 and 2017, a period when the Company had previously reported as a business development company (“BDC”) under the Investment Company Act of 1940. Since April 2018, the Company does not report as a BDC, and has not worked with such third parties since 2016. The Company does not expect to change previously reported financial results.

The Company is currently engaged in active discussions and is cooperating with the SEC staff regarding a potential settlement of all aspects of the investigation, which is expected to include a civil fine in an amount that is not currently estimable, but which may be material. There can be no assurance that a settlement will be reached, or the terms and timing of any such settlement. If a settlement is not reached, litigation may ensue. In either event, the Company could incur a loss that could be material to the Company, its results of operations or financial condition.

(D) LITIGATION

The Company and its subsidiaries become defendants to various legal proceedings arising from the normal course of business. In the opinion of management, based on the advice of legal counsel, there is no proceeding pending, or except as described above, the knowledge of management threatened, which in the event of an adverse decision could result in a material adverse impact on the financial condition or results of operations of the Company.

(E) REGULATORY

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

The Company’s subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which it makes an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,516,000 that earns interest at an annual rate of 2% through June 30, 2021, none of which has been paid to date.

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

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2021 and December 31, 2020, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents and federal funds sold(1)	$91,553	$91,553	$112,040	$112,040
Equity investments	10,090	10,090	9,746	9,746
Investment securities	48,307	48,307	46,792	46,792
Loans receivable	1,293,621	1,293,621	1,172,290	1,172,290
Accrued interest receivable(2)	9,525	9,525	10,338	10,338
Equity securities(3)	1,969	1,969	—	—
Financial liabilities
Funds borrowed(4)	1,382,109	1,382,109	1,312,255	1,312,591
Accrued interest payable(2)	3,883	3,883	4,673	4,673

(1)	Categorized as level 1 within the fair value hierarchy, excluding $1,250 and $1,500 in interest bearing deposits categorized as level 2 as of June 30, 2021 and December 31, 2020. See Note 13.
(2)	Categorized as level 3 within the fair value hierarchy. See Note 13.
(3)	Included within other assets on the balance sheet.
(4)	There were no publicly traded retail notes as of June 30, 2021. As of December 31, 2020, publicly traded retail notes traded at a premium to par of $336.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

June 30, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	48,307	—	48,307
Equity securities	1,969	—	—	1,969
Total(1)	$1,969	$49,557	$—	$51,526

(1)	Total unrealized gain (loss) of $27 and ($578), net of tax, was included in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 related to these assets.

December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,500	$—	$1,500
Available for sale investment securities(1)	—	46,792	—	46,792
Total	$—	$48,292	$—	$48,292

(1)	Total unrealized loss of $1,013, net of tax, was included in accumulated other comprehensive income (loss) for the year ended December 31, 2020 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020.

June 30, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,090	$10,090
Impaired loans	—	—	40,770	40,770
Loan collateral in process of foreclosure	—	—	49,039	49,039
Total	$—	$—	$99,899	$99,899

December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,746	$9,746
Impaired loans	—	—	62,174	62,174
Loan collateral in process of foreclosure	—	—	54,560	54,560
Total	$—	$—	$126,480	$126,480

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	Fair Value at 6/30/21	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$9,271	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	819	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	40,770	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	49,039	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$1.8 - 31.5

(Dollars in thousands)	Fair Value at 12/31/20	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$8,291	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	1,455	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	62,174	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Transfer prices (2)	$0.6 - 108.7
			Collateral value	N/A
Loan collateral in process of foreclosure	53,128	Market approach	Transfer prices (2)	$0.6 - 108.7
	1,432		Collateral value (3)	$0.7 - 32.3

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

On July 21, 2011, the Bank issued, and the US Treasury purchased 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E, or Series E, for an aggregate purchase price of $26,303,000 under the Small Business Lending Fund Program, or SBLF, with a liquidation amount of $1,000 per share. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks. The Bank pays a dividend rate of 9% on the Series E.

(15) VARIABLE INTEREST ENTITIES

During the 2018 third quarter, the Company determined that Trust III was a VIE. Trust III had been consolidated as a subsidiary of MFC historically, although it should have been consolidated under the variable interest model, since MFC was its primary beneficiary until October 31, 2018. Trust III is a VIE since the key decision-making authority rests in the servicing agreement (where MFC is the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights are considered a variable interest. This conclusion is supported by a qualitative assessment that Trust III does not have sufficient equity at risk. Since the inception of Trust III, MFC had also been party to a limited guaranty which was considered a variable interest because, pursuant to the guaranty, MFC absorbed variability as a result of the on-going performance of the loans in Trust III. As of October 31, 2018, the Company determined that MFC was no longer the primary beneficiary of Trust III and accordingly deconsolidated the VIE, leading to a net gain of $25,325,000 recorded as well as a new promissory note payable by MFC of $1,400,000 issued in settlement of the limited guaranty. See Note 5 for more details. The Company’s interest in Trust III is accounted for as an equity investment and has a value of $0 as of June 30, 2021 and December 31, 2020. In addition, the Company remains the servicer of the assets of Trust III for a fee.

In December 2008, Trust III entered into the DZ loan agreement with DZ Bank, to provide up to $200,000,000 of financing through a commercial paper conduit to acquire medallion loans from MFC, or the DZ loan. The loan, which has an outstanding balance of $85,451,000, currently terminates on August 20, 2021. Borrowings under the DZ loan are collateralized by Trust III’s assets.

(16) SUBSEQUENT EVENTS

 The Company has evaluated the effects of events that have occurred subsequent to June 30, 2021, through the date of financial statement issuance. As of such date, there were no subsequent events that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OBJECTIVE

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and six months ended June 30, 2021 and the year ended December 31, 2020. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors in the Company’s Annual Report on Form 10-K.

GENERAL

We are a finance company whose strategic focus and growth in recent years has been through Medallion Bank (a wholly-owned subsidiary), which originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, home improvements, and provides loan origination and other services to fintech partners. Historically we have had a leading position in originating, acquiring, and servicing loans that finance taxi medallions and various types of commercial businesses.

Since Medallion Bank, or the Bank, acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer finance portfolio. As a result of our change in strategy, as of June 30, 2021, our consumer loans represented 94% of our loan portfolio, with commercial loans representing 5% and medallion loans representing 1%. Total assets under management, which includes assets serviced for third-party investors, were $1.8 billion as of June 30, 2021 and December 31, 2020 and $1.6 billion as of June 30, 2020, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, such as bank certificates of deposit, debentures issued to and guaranteed by the SBA, privately placed notes, and bank term debt. Net interest income fluctuates with changes in the yield on our loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice on a different basis than our interest-bearing liabilities.

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

In 2019, the Bank started building-out a strategic partnership program to provide lending and other services to financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020 and began issuing its first loans and entered into another strategic partnership in 2021, and continues to explore opportunities with additional fintech companies.

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

•

exiting non-core investments, such as selling the assets of LAX Group, LLC on December 16, 2020, and selling 1,666,667 shares of our investment in Upgrade, Inc. in the 2021 second quarter, resulting in net cash proceeds of $3,816,000, and a gain of $3,179,000, as well as exiting other non-core investments when practicable to maximize our proceeds, like our remaining art investments at Medallion Fine Art, Inc., which have been written down to a net realizable value of $0 in the 2021 second quarter; and

•	growing the Bank by partnering with two fintech companies in our strategic partnership program.

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

COVID-19

The ongoing coronavirus, or COVID-19, pandemic, its broad impact and preventive measures taken to contain or mitigate the outbreak have had, and may to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions. This has had, and may continue to have increasingly negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, the demand for loans and other financial services products and consumer discretionary spending. As a result of these or other consequences, the outbreak has adversely and materially affected our business, results of operations and financial condition. Although we continue to see signs of recovery, it remains uncertain, and the effects of the outbreak on us could be exacerbated given that our business model is largely consumer and small business directed, which are more severely affected by COVID-19 and the preventative measures taken to contain or mitigate the outbreak, including its significant negative effects on consumer discretionary spending. The full extent to which the outbreak will continue to impact our operations will depend on future developments, including the impact of the Delta variant, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the continued outbreak, the actions taken to contain or mitigate the outbreak and how long, and to what extent the economic recovery from its effects will take.

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

In March 2020, we adjusted the payment policies and procedures with our consumer and medallion businesses, and allowed borrowers to defer payments up to 180 days. As of June 30, 2021, minimal consumer loans remained on deferral and no medallion loans remained on deferral. For our consumer loan portfolios, although we believe that our deferral programs have been effective to date in mitigating the effect of COVID-19, the ultimate effects of COVID-19 on these portfolios remains to be seen. For our medallion portfolio, we determined that anticipated payment activity on our medallion portfolio was impossible to quantify upon exit of the deferral moratorium, and therefore all medallion loans were deemed impaired, placed on nonaccrual status, and written down to each market’s net collateral value at December 31, 2020, with additional write-offs taken during 2021. We will continue to monitor our medallion portfolio and related assets, which may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition.

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

RPAC received $747,000 under the Paycheck Protection Program in the 2020 second quarter, all of which has been forgiven and accordingly recorded as Other income in the 2021 second quarter.

Average Balances and Rates

The following table shows the Company’s consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$2,993	$14	1.88%	$98,627	$11	0.04%
Federal funds sold	48,557	4	0.03	—	—	-
Investment securities	44,119	225	2.05	47,072	251	2.14
Loans
Recreation	825,695	28,877	14.03	734,387	27,229	14.91
Home improvement	348,066	8,228	9.48	263,379	6,326	9.66
Commercial	63,855	1,516	9.52	70,658	1,778	10.12
Medallion	8,480	(1,495)	(70.71)	93,013	(7)	(0.03)
Strategic partnership	60	6	40.11	6	—	—
Total loans	1,246,156	37,132	11.95	1,161,443	35,326	12.23
Total interest-earning assets	1,341,825	37,375	11.17	1,307,142	35,588	10.95
Non-interest-earning assets
Cash	45,257			15,247
Equity investments	9,714			10,377
Income tax receivable	270			130
Loan collateral in process of foreclosure(1)	50,678			47,308
Goodwill and intangible assets	201,354			202,799
Other assets	45,576			51,976
Total non-interest-earning assets	352,849			327,837
Total assets	$1,694,674			$1,634,979
Interest-bearing liabilities
Deposits	$1,104,935	$4,465	1.62%	$1,074,961	$5,920	2.21%
Retail and privately placed notes	125,744	2,592	8.27	69,625	1,684	9.73
SBA debentures and borrowings	60,763	509	3.36	72,490	656	3.64
Preferred securities	33,000	191	2.32	33,000	247	3.01
Notes payable to banks	9,570	94	3.94	32,206	288	3.60
Other borrowings	8,558	33	1.55	8,036	40	2.00
Total interest-bearing liabilities	1,342,570	7,884	2.36	1,290,318	8,835	2.75
Non-interest-bearing liabilities
Deferred tax liability	5,835			5,829
Other liabilities(2)	26,982			16,961
Total non-interest-bearing liabilities	32,817			22,790
Total liabilities	1,375,387			1,313,108
Non-controlling interest	72,489			70,838
Total stockholders’ equity	246,798			251,033
Total liabilities and stockholders' equity	$1,694,674			$1,634,979
Net interest income		$29,491			$26,753
Net interest margin			8.84%			8.23%

(1)	Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $3,919 and $9,265 as of June 30, 2021 and 2020.
(2)	Includes deferred financing costs of $7,054 and $4,709 as of June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$3,198	$32	2.02%	$74,348	$119	0.32%
Federal funds sold	43,274	9	4.19	—	—	—
Investment securities	43,797	427	1.97	47,183	582	2.48
Loans
Recreation	801,074	56,319	14.18	719,170	53,563	14.98
Home improvement	340,655	16,146	9.56	256,363	12,213	9.58
Commercial	63,078	3,076	9.83	69,484	3,658	10.59
Medallion	10,075	(1,564)	(31.30)	98,023	995	2.04
Strategic partnership	41	10	49.18	8	—	—
Total loans	1,214,923	73,987	12.28	1,143,048	70,429	12.39
Total interest-earning assets	1,305,192	74,455	11.50	1,264,579	71,130	11.31
Non-interest-earning assets
Cash	51,219			16,492
Equity investments	9,666			10,559
Loan collateral in process of foreclosure(1)	52,307			49,539
Goodwill and intangible assets	201,534			202,979
Deferred tax asset	328			199
Other assets	45,314			48,716
Total non-interest-earning assets	360,368			328,484
Total assets	$1,665,560			$1,593,063
Interest-bearing liabilities
Deposits	$1,077,260	$9,176	1.72%	$1,012,111	$11,861	2.36%
SBA debentures and borrowings	62,654	1,081	3.48	72,008	1,343	3.75
Retail and privately placed notes	120,450	5,224	8.75	69,625	3,366	9.72
Notes payable to banks	18,378	356	3.91	32,732	624	3.83
Preferred securities	33,000	380	2.32	33,000	561	3.42
Other borrowings	8,619	75	1.75	7,937	80	2.03
Total interest-bearing liabilities	1,320,361	16,292	2.49	1,227,413	17,835	2.92
Non-interest-bearing liabilities
Deferred tax liability	3,575			7,162
Other liabilities(2)	27,521			31,023
Total non-interest-bearing liabilities	31,096			38,185
Total liabilities	1,351,457			1,265,598
Non-controlling interest	72,833			70,903
Total stockholders’ equity	241,270			256,562
Total liabilities and stockholders' equity	$1,665,560			$1,593,063
Net interest income		$58,163			$53,295
Net interest margin			9.01%			8.48%

(1)	Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $3,919 and $9,265 as of June 30, 2021 and 2020.
(2)	Includes deferred financing costs of $7,054 and $4,709 as of June 30, 2021 and 2020.

During the quarter, our net loans receivable had a yield of 11.95% (compared to 12.23% in the prior year’s second quarter), mainly driven by the growth in the home improvement portfolio which has a lower yield than our recreation portfolio, offset by the new strategic partnership loans and other interest earning cash and cash equivalents. The debt, mainly certificates of deposit, helps fund our growing consumer loan business and as market rates have decreased, so has the average cost of borrowings. In addition, we issued new privately placed notes since December 31, 2020, which were at lower rates compared to the prior issuances.

Rate/Volume Analysis

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the period indicated.

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$(447)	$450	$3	$291	$(433)	$(142)
Federal funds sold	4	-	4	—	—	—
Investment securities	(15)	(11)	(26)	23	(176)	(153)
Loans
Recreation	3,264	(1,616)	1,648	4,066	(1,206)	2,860
Home improvement	2,019	(117)	1,902	1,534	114	1,648
Commercial	(157)	(105)	(262)	319	(285)	34
Medallion	14,903	(16,391)	(1,488)	(204)	(470)	(674)
Strategic partnerships	5	1	6	—	—	—
Total loans	20,034	(18,228)	1,806	5,715	(1,847)	3,868
Total interest-earning assets	19,576	(17,789)	1,787	6,029	(2,456)	3,573
Interest-bearing liabilities
Deposits	$124	$(1,579)	$(1,455)	$1,101	$(665)	$436
SBA debentures and borrowings	(96)	(51)	(147)	146	(14)	132
Notes payable to banks	(221)	27	(194)	(52)	(48)	(100)
Retail and privately placed notes	1,162	(254)	908	(159)	(154)	(313)
Preferred securities	1	(57)	(56)	—	(145)	(145)
Other borrowings	3	(10)	(7)	2	2	4
Total interest-bearing liabilities	973	(1,924)	(951)	1,038	(1,024)	14
Net	$18,603	$(15,865)	$2,738	$4,991	$(1,432)	$3,559

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$32	$-	$32	$325	$(505)	$(180)
Investment securities	(6)	(104)	(110)	-	-	-
Investment securities	46	(201)	(155)	43	(151)	(108)
Loans
Recreation	5,898	(3,142)	2,756	8,533	(1,819)	6,714
Home improvement	3,903	30	3,933	3,045	165	3,210
Commercial	(149)	(433)	(582)	629	(682)	(53)
Medallion	15,363	(17,922)	(2,559)	(625)	114	(511)
Strategic partnerships	10	—	10	—	—	—
Total loans	25,025	(21,467)	3,558	11,582	(2,222)	9,360
Total interest-earning assets	25,097	(21,772)	3,325	11,950	(2,878)	9,072
Interest-bearing liabilities
Deposits	$1,328	$(4,013)	$(2,685)	$1,757	$(303)	$1,454
SBA debentures and borrowings	(127)	(135)	(262)	(126)	(52)	(178)
Notes payable to banks	(243)	(25)	(268)	950	(71)	879
Retail and privately placed notes	2,195	(337)	1,858	(414)	(227)	(641)
Preferred securities	65	(246)	(181)	—	(229)	(229)
Other borrowings	7	(12)	(5)	2	5	7
Total interest-bearing liabilities	3,225	(4,768)	(1,543)	2,169	(877)	1,292
Net	$21,872	$(17,004)	$4,868	$9,781	$(2,001)	$7,780

During the three and six months ended June 30, 2021, the increase in the interest earning assets was mainly driven by the increase in volume of consumer loans, even as the rates declined. The debt change similarly was driven by the increase in the borrowings, mainly driven by the deposits, which are used to fund the consumer loans, along with new privately placed notes, offset by the repayment of retail notes.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, short-term credit facilities with banks, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The Bank issues brokered time certificates of deposit, which are our lowest borrowing costs. The Bank is able to bid on these deposits at a wide variety of maturity levels, which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The tables above show the average borrowings and related borrowing costs for the three and six months ended June 30, 2021 and 2020.

We continue to seek SBA funding through Medallion Capital, Inc., or Medallion Capital, to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25,000,000 commitment from the SBA. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At June 30, 2021 and 2020, short-term adjustable rate debt constituted 2% and 4% of total debt.

Loans

Gross loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which are amortized to interest income over the life of the loan. During the three and six months ended June 30, 2021, there was continued growth in the consumer lending segments along with recoveries on the medallion segment, which was partly offset by consumer and medallion charge-offs during the period, the continuing of loans aged over 120 days transferred to loan collateral in process of foreclosure and payments received from borrowers.

Three Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2021	$822,932	$342,121	$58,854	$35,250	$58	$1,259,215
Loan originations	134,467	62,992	11,059	—	2,426	210,944
Principal payments, sales, and maturities	(70,672)	(36,729)	(564)	(2,389)	(2,414)	(112,768)
Charge-offs, net	916	(228)	—	(10,869)	—	(10,181)
Transfer to loan collateral in process of foreclosure, net	(2,980)	—	—	(3,933)	—	(6,913)
Amortization of origination costs	(2,477)	410	-	-	—	(2,067)
Amortization of loan premium	(60)	(90)	—	(1,545)	—	(1,695)
FASB origination costs	4,080	(219)	1	—	—	3,862
Paid-in-kind interest	—	—	170	—	—	170
Gross loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567

Six Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	228,317	111,051	15,216	—	4,370	358,954
Principal payments, sales, and maturities	(129,100)	(76,797)	(11,541)	(4,214)	(4,324)	(225,976)
Charge-offs, net	(1,668)	(477)	—	(10,793)	—	(12,938)
Transfer to loan collateral in process of foreclosure, net	(6,033)	—	—	(4,630)	—	(10,663)
Amortization of origination costs	(4,639)	907	11	(2)	—	(3,723)
Amortization of loan premium	(101)	(166)	—	(1,615)	—	(1,882)
FASB origination costs	6,744	(294)	12	—	—	6,462
Paid-in-kind interest	—	—	495	—	—	495
Gross loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567

Three Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2020	$735,175	$255,899	$68,257	$124,448	$—	$1,183,779
Loan originations	106,206	44,713	3,000	—	153	154,072
Principal payments, sales, and maturities	(49,457)	(18,496)	(132)	(1,687)	(145)	(69,917)
Charge-offs, net	(3,565)	(196)	—	(260)	—	(4,021)
Transfer to loan collateral in process of foreclosure, net	(3,003)	—	—	(2,185)	—	(5,188)
Amortization of origination costs	(2,031)	455	2	(13)	—	(1,587)
Amortization of loan premium	(51)	(82)	—	(46)	—	(179)
FASB origination costs	3,511	(221)	8	(4)	—	3,294
Paid-in-kind interest	—	—	341	—	—	341
Gross loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594

Six Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	175,850	78,178	5,175	—	153	259,356
Principal payments, sales, and maturities	(86,529)	(42,720)	(4,112)	(3,780)	(145)	(137,286)
Charge-offs, net	(9,946)	(832)	—	(1,820)	—	(12,598)
Transfer to loan collateral in process of foreclosure, net	(7,781)	—	—	(4,344)	—	(12,125)
Amortization of origination costs	(3,760)	896	4	(31)	—	(2,891)
Amortization of loan premium	(103)	(168)	—	(237)	—	(508)
FASB origination costs	5,722	(606)	8	33	—	5,157
Paid-in-kind interest	—	—	634	—	—	634
Gross loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594

The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of June 30, 2021.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$34,492	$160,312	$1,047,744	$61,843	$1,304,391
Recreation	2,584	80,186	763,704	4,225	850,699
Home improvement	17,918	20,097	275,030	57,618	370,663
Commercial	8,687	50,036	9,010	—	67,733
Medallion	5,303	9,993	—	—	15,296
Adjustable-rate	$7,527	$3,671	$—	$—	$11,198
Recreation	4,520	3,671	—	—	8,191
Home improvement	—	—	—	—	—
Commercial	1,787	—	—	—	1,787
Medallion	1,220	—	—	—	1,220
Total(1)(2)(3)	$42,019	$163,983	$1,047,744	$61,843	$1,315,589
(1)	Excludes strategic partnership loans.
(2)	As of June 30, 2021, there were no floating rate loans.
(3)	Excludes loan premiums and capitalized loan origination costs.

Provision and Allowance for Loan Loss

During the three months ended June 30, 2021, New York City taxi medallion values remained constant at a net realizable value of $79,500, even as other markets slightly declined, whereas for the three months ended June 30, 2020 as a result of the initial impact of COVID-19, the New York City taxi medallion values had decreased from $124,500 to $119,500. In addition, the consumer and recreation loan allowance percentages had remained relatively in line for the three months ended June 30, 2021, whereas for the three months ended June 30, 2020, due to the change in economic factors due to COVID-19, the Company increased the reserve percentages for the consumer loan portfolio between 25 to 50 basis points.

During the six months ended June 30, 2021, the New York City taxi medallion values remained constant at a net realizable value of $79,500, even as other markets slightly decreased, whereas for the six months ended June 30, 2020 the NYC taxi medallion decreased to a net realizable value of $119,500 compared to $167,000 at December 31, 2019. In addition, the consumer and recreation loan allowance percentages had remained relatively in line for the six months ended June 30, 2021, whereas for the six months ended June 30, 2020, due to the potential impact of COVID-19, the Company increased the reserve percentage for the consumer loan portfolio between 25 to 100 basis points.

The following table sets forth the activity in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for loan losses – beginning balance	$57,809	$54,057	$57,548	$46,093
Charge-offs
Recreation	(2,672)	(5,708)	(7,725)	(13,951)
Home improvement	(786)	(548)	(1,467)	(1,558)
Commercial	—	—	—	-
Medallion	(12,791)	(1,771)	(13,905)	(3,696)
Total charge-offs	(16,249)	(8,027)	(23,097)	(19,205)
Recoveries
Recreation	3,588	2,143	6,057	4,005
Home improvement	558	352	990	726
Commercial	—	—	—	—
Medallion	1,922	1,511	3,112	1,876
Total recoveries	6,068	4,006	10,159	6,607
Net charge-offs(1)	(10,181)	(4,021)	(12,938)	(12,598)
Provision for loan losses	(682)	16,941	2,336	33,482
Allowance for loan losses – ending balance(2)	$46,946	$66,977	$46,946	$66,977

(1)

As of June 30, 2021, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $299,205, some of which may represent collection opportunities for the Company.

(2)	As of June 30, 2021, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of June 30, 2021 and December 31, 2020.

June 30, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$30,306	64%	3.42%	633.25%
Home improvement	5,890	13	1.60	NM
Commercial	—	—	—	—
Medallion	10,750	23	65.11	65.11
Total	$46,946	100%	3.50%	116.26%

December 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$27,348	48%	3.45%	378.20%
Home improvement	5,157	9	1.54	NM
Commercial	—	—	—	—
Medallion	25,043	43	66.31	68.01
Total	$57,548	100%	4.68%	93.17%

As of June 30, 2021, the allowance for loan losses had remained relatively in line with December 31, 2020, mainly driven by the New York City medallion collateral value remaining consistent due to the economy slowly re-opening and recovering from the COVID-19 pandemic as well as the consumer rates remaining consistent.

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

For the consumer loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the collateral down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a recovery. Proceeds collected on charged off accounts are recorded as recoveries. All collection, repossession, and recovery efforts are handled on behalf of the Bank by the contracted servicer.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2021		March 31, 2021		December 31, 2020		June 30, 2020
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Recreation	$2,769	0.2%	$3,152	0.2%	$5,343	0.5%	$3,365	0.3%
Home improvement	68	0.0	149	0.0	170	0.0	137	0.0
Commercial	74	0.0	75	0.0	75	0.0	107	0.0
Medallion	—	0.0	742	0.1	1,290	0.1	11,967	1.0
Total loans 90 days or more past due	$2,911	0.2%	$4,118	0.3%	$6,878	0.6%	$15,576	1.3%

(1)	Percentages are calculated against the total loan portfolio.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 321%, 327%, and 254% as of June 30, 2021, December 31, 2020, and June 30, 2020.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three months ended June 30, 2021 and 2020.

Three Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2021	$970	$49,763	$50,733
Transfer from loans, net	2,980	3,933	6,913
Sales	(1,989)	(164)	(2,153)
Cash payments received	—	(3,214)	(3,214)
Collateral valuation adjustments	(1,079)	(2,161)	(3,240)
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039

Six Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	6,033	4,630	10,663
Sales	(4,288)	(164)	(4,452)
Cash payments received	—	(4,489)	(4,489)
Collateral valuation adjustments	(2,295)	(4,948)	(7,243)
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039

Three Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2020	$1,717	$45,100	$46,817
Transfer from loans, net	3,003	2,185	5,188
Sales	(1,988)	—	(1,988)
Cash payments received	—	(185)	(185)
Collateral valuation adjustments	(1,474)	(983)	(2,457)
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375

Six Months Ended June 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	7,781	4,344	12,125
Sales	(3,986)	(300)	(4,286)
Cash payments received	—	(1,893)	(1,893)
Collateral valuation adjustments	(4,013)	(7,269)	(11,282)
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375

SEGMENT RESULTS

We manage our business under four operating segments: recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments; RPAC and corporate and other investments. All results are for the three and six months ended June 30, 2021 and 2020.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 77% and 77% of our interest income for the three months ended June 30, 2021 and 2020, and accounted for 76% and 75% for the six months ended June 30, 2021 and 2020. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 60% of the portfolio, boat loans making up 20% of the portfolio, and trailer loans 10% as of June 30, 2021, compared to 60%, 19% and 13% as of June 30, 2020. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 16%, 10%, and 9% of loans outstanding, compared to 18%, 10%, and 10% as of June 30, 2020, and with no other states over 10%.

During the three and six months ended June 30, 2021, the recreation portfolio continued its growth compared to the three and six months ended June 30, 2020. Additionally, reserves were strengthened while the delinquencies and charge-offs improved. Also, the allowance percentages remained in line whereas in the prior period there had been an increase due to the uncertainty regarding the COVID-19 pandemic.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Total interest income	$28,886	$27,229	$56,328	$53,563
Total interest expense	2,863	3,226	5,657	6,792
Net interest income	26,023	24,003	50,671	46,771
Provision for loan losses	1,017	8,292	4,630	18,893
Net interest income after loss provision	25,006	15,711	46,041	27,878
Other income (expense), net	(7,455)	(6,497)	(12,918)	(13,869)
Net income before taxes	17,551	9,214	33,123	14,009
Income tax provision	(4,519)	(2,356)	(8,529)	(3,582)
Net income after taxes	$13,032	$6,858	$24,594	$10,427
Balance Sheet Data
Total loans, gross			$886,206	$786,785
Total loan allowance			30,306	27,021
Total loans, net			855,900	759,764
Total assets			868,709	775,151
Total borrowings			712,777	617,066
Selected Financial Ratios
Return on average assets	6.24%	3.68%	6.06%	2.85%
Return on average equity	31.19	18.38	30.32	14.25
Interest yield	14.03	14.91	14.18	14.98
Net interest margin	12.64	13.15	12.76	13.08
Reserve coverage	3.42	3.43	3.42	3.43
Delinquency status(1)	0.32	0.44	0.32	0.44
Charge-off %	(0.44)	1.95	0.12	2.78

(1)	Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance residential home improvements and is concentrated in roofs, swimming pools, and windows at 29%, 27%, and 12% of total loans outstanding as of June 30, 2021, as compared to 22%, 22%, and 14% as of June 30, 2020, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Florida, Texas, and Ohio at 11%, 10%, and 8% of loans outstanding June 30, 2021, compared to 10%, 11%, and 11% as of June 30, 2020, and with no other states over 6%.

For the three and six months ended June 30, 2021, the home improvement loan portfolio continued to grow rapidly, leading to an increase in interest income and overall net income, while maintaining its high net interest margin. Additionally, loan loss reserves were strengthened while charge-offs and delinquencies improved.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Total interest income	$8,228	$6,326	$16,146	$12,213
Total interest expense	1,143	1,236	2,351	2,523
Net interest income	7,085	5,090	13,795	9,690
Provision for loan losses	756	760	1,206	2,296
Net interest income after loss provision	6,329	4,330	12,589	7,394
Other income (expense), net	(2,638)	(1,962)	(4,552)	(4,302)
Net income before taxes	3,691	2,368	8,037	3,092
Income tax provision	(951)	(606)	(2,070)	(791)
Net income after taxes	$2,740	$1,762	$5,967	$2,301
Balance Sheet Data
Total loans, gross			$368,257	$282,072
Total loan allowance			5,890	4,072
Total loans, net			362,367	278,000
Total assets			375,189	288,501
Total borrowings			295,887	229,237
Selected Financial Ratios
Return on average assets	3.04%	2.58%	3.39%	1.72%
Return on average equity	15.19	12.88	16.96	8.62
Interest yield	9.48	9.66	9.56	9.58
Net interest margin	8.16	7.77	8.17	7.58
Reserve coverage	1.60	1.44	1.60	1.44
Delinquency status(1)	0.02	0.05	0.02	0.01
Charge-off %	0.26	0.30	0.99	0.65

(1)	Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 68% of which are located in the Midwest region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and administrative and support services, making up 47% and 15% of the loans outstanding as of June 30, 2021, compared to 56% and 13% as of June 30, 2020.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2021 and 2020. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments. The commercial segment decreased as early payoffs exceeded new loans recorded during the quarter. Net income improved as expenses decreased and credit quality remained solid.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Total interest income	$1,383	$1,726	$2,865	$3,484
Total interest expense	716	617	1,288	1,274
Net interest income	667	1,109	1,577	2,210
Provision for loan losses	—	—	—	—
Net interest income after loss provision	667	1,109	1,577	2,210
Other income (expense), net	(69)	(584)	(529)	(1,479)
Net income before taxes	598	525	1,048	731
Income tax provision	(150)	(131)	(263)	(182)
Net income after taxes	$448	$394	$785	$549
Balance Sheet Data
Total loans, gross			$66,236	$68,140
Total loan allowance			—	—
Total loans, net			66,236	68,140
Total assets			90,563	86,831
Total borrowings			72,450	70,567
Selected Financial Ratios
Return on average assets	2.36%	1.86%	1.95%	1.30%
Return on average equity	11.78	9.28	9.77	6.48
Interest yield	9.16	10.67	9.66	10.97
Net interest margin	4.42	6.86	5.32	6.96
Reserve coverage(1)	0.00	0.00	0.00	0.00
Delinquency status(1) (2)	0.11	0.15	0.11	0.15
Charge-off %(3)	0.00	0.00	0.00	0.00

(1)	Ratio is based off of total commercial balances, and relates solely to the legacy commercial loan balances.
(2)	Loans 90 days or more past due.
(3)	Ratio is based on total commercial lending balances, and relates to the total loan business.

	June 30, 2021		June 30, 2020
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
Illinois	$16,689	25%	$9,353	14%
Michigan	10,794	16	10,383	15
Minnesota	8,086	12	5,732	8
North Carolina	5,847	9	5,348	8
Texas	5,569	8	5,556	8
New Jersey	4,164	6	5,041	7
California	5,008	8	4,988	7
Kansas	4,107	6	4,107	6
Other(1)	5,972	10	17,632	27
Total	$66,236	100%	$68,140	100%

(1)	Includes four other states, which were all under 6% as of June 30, 2021, and seven other states, all under 6% as of June 30, 2020.

Medallion Lending

The medallion lending segment operates mainly in the New York City, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services. During the three and six months ended June 30, 2021, taxi medallion values remained consistent in the New York City market even as other markets saw declines. We continue to experience a decline in interest income due to all loans being placed on nonaccrual as of September 30, 2020, and by removing underperforming loans from the portfolio by transferring them to loan collateral in process of foreclosure with charge-offs to collateral value. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Total interest income	$(1,475)	$(7)	$(1,544)	$995
Total interest expense	2,524	988	3,894	2,837
Net interest loss	(3,999)	(995)	(5,438)	(1,842)
Provision (benefit) for loan losses	(2,943)	7,889	(3,987)	12,293
Net interest loss after loss provision	(1,056)	(8,884)	(1,451)	(14,135)
Other income (expense), net	(1,157)	(2,292)	(3,301)	(10,865)
Net loss before taxes	(2,213)	(11,176)	(4,752)	(25,000)
Income tax benefit	556	2,785	1,193	6,230
Net loss after taxes	$(1,657)	$(8,391)	$(3,559)	$(18,770)
Balance Sheet Data
Total loans, gross			$16,514	$120,253
Total loan allowance			10,750	35,884
Total loans, net			5,764	84,369
Total assets			101,205	190,657
Total borrowings			80,959	151,614
Selected Financial Ratios
Return on average assets	(6.10)%	(17.19)%	(6.29)%	(18.56)%
Return on average equity	(30.51)	(85.96)	(31.44)	(92.14)
Interest yield	(70.71)	(0.03)	(30.90)	2.04
Net interest margin	(189.15)	(4.08)	(108.84)	(3.78)
Reserve coverage	65.11	29.84	65.11	29.84
Delinquency status(1)	0.00	10.29	0.00	10.29
Charge-off %	513.86	(1.12)	216.01	3.73

(1)	Loans 90 days or more past due.

	June 30, 2021		June 30, 2020
Geographic Concentration (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$14,056	85%	$107,729	90%
Newark	2,393	15	11,795	10
Chicago	—	—	445	—
All Other	65	—	284	—
Total	$16,514	100%	$120,253	100%

	June 30, 2021		June 30, 2020
Geographic Concentration (Dollars in thousands)	Total Loan Collateral in Process of Foreclosure Loans	% of Market	Total Loan Collateral in Process of Foreclosure Loans	% of Market
New York City	$32,411	67%	$25,117	54%
Newark	6,009	12	3,374	7
Chicago	2,689	6	6,356	14
All Other	7,048	15	11,270	24
Total	$48,157	100%	$46,117	100%

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

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Sponsorship, race winnings, and other income	$4,345	$3,626	$6,818	$6,199
Race team and other expenses	4,536	3,196	8,419	7,171
Interest expense	34	40	75	80
Total expenses	4,570	3,236	8,494	7,251
Net income (loss) before taxes	(225)	390	(1,676)	(1,052)
Income tax (provision)	57	(97)	421	262
Net income (loss) after taxes	$(168)	$293	$(1,255)	$(790)
Balance Sheet Data
Total assets			$31,877	$30,542
Total borrowings			8,016	8,615
Selected Financial Ratios
Return on average assets	(1.05)%	3.88%	(7.72)%	(5.17)%
Return on average equity	(39.70)	(53.94)	(244.87)	81.74

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses not allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment, for a total of $70,000 in net loans as of June 30, 2021. This segment also reflects the elimination of all intercompany activity among the consolidated entities.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Total interest income	$353	$314	$660	$875
Total interest expense	604	2,728	3,027	4,329
Net interest loss	(251)	(2,414)	(2,367)	(3,454)
Provision for loan losses	488	—	487	—
Net interest loss after loss provision	(739)	(2,414)	(2,854)	(3,454)
Other income (expense), net	(543)	(2,025)	(1,858)	(7,694)
Net loss before taxes	(1,282)	(4,439)	(4,712)	(11,148)
Income tax benefit	(1,521)	1,258	(1,158)	2,165
Net loss after taxes	$(2,803)	$(3,181)	$(5,870)	$(8,983)
Balance Sheet Data
Total loans, gross			$3,351	$3,344
Total loan allowance			—	—
Total loans, net			3,351	3,344
Total assets			272,204	280,061
Total borrowings			212,020	218,695
Selected Financial Ratios
Return on average assets	(3.85)%	(8.96)%	(4.08)%	(7.14)%
Return on average equity	(1.95)	(38.05)	(30.46)	(26.03)

Summary Consolidated Financial Data

The table below presents selected financial data for the Company for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Selected financial ratios
Return on average assets (ROA)	2.43%	(0.98)%	2.26%	(2.23)%
Return on average equity (ROE)	12.90	(4.97)	12.00	(10.82)
Dividend payout ratio	—	—	—	—
Net interest margin	8.84	8.23	9.01	8.48
Other income ratio(3)	2.32	1.00	1.50	0.59
Total expense ratio(4)	10.23	7.44	9.45	7.82
Equity to assets(2)	18.56	19.27	18.56	19.27
Debt to equity (1)	4.17	4.10	4.17	4.10
Loans receivable to assets	74%	72%	74%	72%
Net charge-offs	(10,181)	$(4,021)	(12,938)	$(12,598)
Net charge-offs as a % of average loans receivable	3.36%	1.39%	2.15%	2.21%
Allowance coverage ratio	3.50	5.31	3.50	5.31

(1)	Excludes the $6,523 and $4,709 related to deferred financing costs as of June 30, 2021 and 2020.
(2)	Includes $72,096 and $70,655 related to non-controlling interests in consolidated subsidiaries as of June 30, 2021 and 2020.
(3)	Other income ratio represents other income divided by average interest earning assets.
(4)	Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.

Consolidated Results of Operations

Three and Six Months Ended June 30, 2021 compared to the Three and Six Months Ended June 30, 2020

Net income attributable to shareholders was $10,267,000, or $0.41 per share, and $18,698,000, or $0.75 per share, for the three and six months ended June 30, 2021, compared to net loss attributable to shareholders of $3,977,000, or $0.16 per share, and $17,620,000, or $0.72 per share, for the three and six months ended June 30, 2020.

Total interest income was $37,375,000 for the three months ended June 30, 2021, compared to $35,588,000 for the three months ended June 30, 2020. The increase in interest income reflected the continued growth in the consumer lending segments, which was offset by contraction in the medallion lending segment, driven by all medallion loans being on nonaccrual status, and higher premium amortization in the current period as well as an overall lower yield due to growth in the home improvement lending segment. For the six months ended June 30, 2021, total interest income was $74,455,000, compared to $71,130,000 for the six months ended June 30, 2020 similarly reflective of growth in the consumer lending segments, and offset by contraction in the medallion lending segment and higher amortization. The yield on interest earning assets was 11.17% and 11.50% for the three and six months ended June 30, 2021, compared to 10.95% and 11.31% for the three and six months ended June 30, 2020. Average interest earning assets were $1,341,825,000 for the three months ended June 30, 2021, an increase from $1,307,142,000 for the three months ended June 30, 2020. For the six months ended June 30, 2021, average interest earning assets were $1,305,192,000, an increase from $1,264,579,000 for the six months ended June 30, 2020.

Loans before allowance for loan losses were $1,340,567,000 as of June 30, 2021, comprised of recreation ($886,206,000), home improvement ($368,257,000), commercial ($69,520,000), medallion ($16,514,000), and strategic partnership ($70,000) loans. The Company had an allowance for loan losses as of June 30, 2021 of $46,946,000, which was attributable to the recreation (64%), medallion (23%), and home improvement (13%) loan portfolios. As of December 31, 2020, loans before allowance for loan losses were $1,229,838,000, comprised of recreation ($792,686), home improvement ($334,033,000), commercial ($65,327,000), medallion ($37,768,000), and strategic partnership ($24,000) loans. The Company had an allowance for loan losses as of December 31, 2020 of $57,548,000, which was attributable to recreation (48%), medallion (43%), and home improvement (9%) loans.

Loans increased $110,729,000, or 9%, from December 31, 2020 as a result of $358,954,000 of loan originations, offset by principal payments, transfers to loan collateral in process of foreclosure and net charge-offs. The provision for loan losses was a benefit of $682,000 for three months ended June 30, 2021, compared to a loss of $16,941,000 for the three months ended June 30, 2020. The improvement over the prior year is a function of a 50 basis point increase in the prior year period of reserve percentages on the recreation subprime loan businesses and in the medallion loans general reserve inputs related to the uncertainty which existed about the potential impact on the business of COVID-19, as well as lower charge-offs and higher recoveries in recreation loans. The provision for loan loss was $2,336,000 for six months ended June 30, 2021, compared to $33,482,000 for the six months ended June 30, 20120. The improvement over the prior year is reflective of an increase of reserve percentages ranging from 25 to 100 basis points on the recreation subprime loan business and an increase in the medallion loans general reserve inputs in the prior year related to the uncertainty about the potential impact on the businesses as a result of COVID-19. The charge-off ratios on the loan portfolios was 3.28% for the three months ended June 30, 2021 compared to 1.39% for the three months ended June 30, 2020, and was 2.15% for the six months ended June 30, 2021 compared to 2.21% for the six months ended June 30, 2020, both driven by the medallion segment as a result of deferrals granted and the temporary suspension of delinquencies and nonperforming treatment under the CARES Act. See Note 4 for additional information on loans and allowance for loan losses.

Interest expense was $7,884,000 and $16,292,000 for the three and six months ended June 30, 2021, compared to $8,835,000 and $17,835,000 for the three and six months ended June 30, 2020. The average cost of borrowed funds was 2.36% and 2.49% for the three and six months ended June 30, 2021, compared to 2.75% and 2.92% for the three and six months ended June 30, 2020, both mainly driven by the decline in market rates for deposits, offset to a lesser extent with the replacement of notes payable to banks with higher fixed rate private notes. Average debt outstanding was $1,342,570,000 and $1,320,361,000 for the three and six months ended June 30, 2021, up from $1,290,318,000 and $1,227,413,000 for the three and six months ended June 30, 2020, as we issued additional certificates of deposits to increase our liquidity, along with the new issuance of privately placed notes and the repayment of publicly traded retail notes. See page 44-45 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $29,491,000 and $58,163,000 for the three and six months ended June 30, 2021, compared to $26,753,000 and $53,295,000 for the three and six months ended June 30, 2020. The net interest margin was 8.84% for the three months ended June 30, 2021, compared to 8.23%, for the three months ended June 30, 2020, and was 9.01%, for the six months ended June 30, 2021, compared to 8.48% for the six months ended June 30, 2020, reflecting the above.

Net other income (loss), which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income was income of $7,767,000 for the three months ended June 30, 2021, compared to income of $3,256,000 for the three months ended June 30, 2020. The improvement was due to gains recorded on the extinguishment of debt, gains on the disposal of equity investments, as well as higher race team related income, partially offset by an increase in write-downs due to a reduction in collateral values for Chicago medallions. For the six months ended June 30, 2021, there was income of $9,703,000, compared to a loss of $3,724,000 for the six months ended

June 30, 2020. The improvement was mainly due to gains recorded on the extinguishment of debt and gains on the disposal of equity investments in the current year, offset by lower write-downs of the loan collateral in process of foreclosure and losses of equity investing recorded in the prior year period.

Operating expenses were $19,820,000 for the three months ended June 30, 2021, compared to $16,186,000 for the three months ended June 30, 2020. Salaries and benefits were $7,901,000 for the three months ended June 30, 2021, compared to $6,702,000 for the three months ended June 30, 2020, with the increase mainly attributable to bonus accruals in connection with current year performance as well as higher race team related salaries due to a normalized race season. Professional fees were $2,224,000 for the three months ended June 30, 2021, compared $1,319,000 for the three months ended June 30, 2020, primarily reflecting higher legal costs for a variety of corporate matters. Race team costs were $2,674,000 for the three months ended June 30, 2021, compared to $1,818,000 for the three months ended June 30, 2020, reflecting the postponement of the race season in the prior year along with less travel required due to the COVID-19 pandemic and the adjusted race schedule. Loan servicing costs were $1,731,000 for the three months ended June 30, 2021, in line with $1,729,000 for three months ended June 30, 2020. Occupancy and other operating expenses were $5,290,000 for the three months ended June 30, 2021, increasing from $4,618,000 for the three months ended June 30, 2020, due to lower overall costs in the prior year as a result of the shut-downs related to COVID-19. For the six months ended June 30, 2021, operating expenses were $34,462,000 compared to $35,457,000 for the six months ended June 30, 2020. Salaries and benefits were $13,586,000 for the six months ended June 30, 2021, in line with $13,635,000 for the six months ended June 30, 2020. Professional fees were $2,730,000 for the six months ended June 30, 2021, compared $4,908,000 for the six months ended June 30, 2020, primarily reflecting lower legal costs for a variety of corporate matters. Race team costs were $4,796,000 for the six months ended June 30, 2021, compared to $3,948,000 for the six months ended June 30, 2020. Loan servicing costs were $3,378,000 for the six months ended June 30, 2021, up slightly from the prior year six months. Occupancy and other operating expenses were $9,972,000 for the six months ended June 30, 2021 compared to $9,625,000 for the six months ended June 30, 2020.

Total income tax expense was $6,528,000 for the three months ended June 30, 2021, compared to a benefit of $853,000 for the three months ended June 30, 2020. Total income tax expense was $10,406,000 for the six months ended June 30, 2021, compared to a benefit of $4,102,000 for the six months ended June 30, 2020. The 2021 three and six months included $1,833,000 of  tax expense related to a valuation allowance with respect to certain tax assets which the Company believes it will not be able to realize. See Note 7 for more information.

Loan collateral in process of foreclosure was $49,039,000 at June 30, 2021, a decline from $54,560,000 at December 31, 2020. The decrease was primarily reflective of cash payments received and sales as well as the decline in collateral values offset by the additional loans having reached 120 days past due being charged-down to their collateral value and reclassified to loan collateral in process of foreclosure. See page 51 for a table that shows the changes during the quarter.

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

The following table presents our interest rate sensitivity gap at June 30, 2021. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

June 30, 2021 Cumulative Rate Gap(1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$—	$—	$—	$—	$—	$—	$—	$—
Adjustable rate	7,528	1,932	1,703	11	24	—	—	11,198
Fixed-rate	34,493	20,866	30,530	53,987	54,928	58,812	1,050,775	1,304,391
Cash, cash equivalents, and federal funds sold	90,303	—	—	500	500	250	—	91,553
Investment securities	2,358	4,778	6,771	4,294	1,848	7,946	20,312	48,307
Total earning assets	$134,682	$27,576	$39,004	$58,792	$57,300	$67,008	$1,071,087	$1,455,449
Interest bearing liabilities
Deposits	$469,737	$182,911	$226,592	$143,797	$131,077	$—	$—	$1,154,114
Retail and privately placed notes	—	—	36,000	—	31,250	—	53,750	121,000
SBA debentures and borrowings	—	5,000	13,029	12,500	15,500	—	18,500	64,529
Preferred securities	—	—	—	—	—	—	33,000	33,000
Notes payable to banks	280	280	140	—	—	—	—	700
Other borrowings	8,016	—	—	—	—	—	—	8,016
Total liabilities	$478,033	$188,191	$275,761	$156,297	$177,827	$-	$105,250	$1,381,359
Interest rate gap	$(343,351)	$(160,615)	$(236,757)	$(97,505)	$(120,527)	$67,008	$965,837	$74,090
Cumulative interest rate gap	$(343,351)	$(503,966)	$(740,723)	$(838,228)	$(958,755)	$(891,747)	$74,090	$—
December 31, 2020(2)	$(366,801)	$(570,449)	$(719,385)	$(827,236)	$(907,295)	$(860,941)	$52,347	$—
December 31, 2019(2)	$(260,024)	$(500,953)	$(651,546)	$(689,819)	$(748,187)	$(706,935)	$83,402	$—

(1)	The ratio of the cumulative one year gap to total interest rate sensitive assets was (24%) as of June 30, 2021, and was (27%) as of December 31, 2020 and was (21%) as of December 31, 2019.
(2)	Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $1,455,449,000 and interest rate sensitive liabilities were $1,381,359,000 at June 30, 2021. The one-year cumulative interest rate gap was a negative $343,351,000 or 24% of interest rate sensitive assets. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

With the cessation of LIBOR at the end of 2021, we are currently reviewing the impact on our loans and borrowings. We do not have lendings tied to LIBOR and do not expect a significant impact on our loans. We expect to rely on our lenders to adjust and communicate rate adjustments; however, we do not expect a material impact on our borrowings.

Liquidity and Capital Resources

Our sources of liquidity are with a variety of local and regional banking institutions, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of other assets of the Company, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. As of June 30, 2021, we had unfunded commitments from the SBA of $16,500,000, drawable upon the infusion of $8,250,000 of capital from either the capitalization of retained earnings or capital infusion from the Company.

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

The net proceeds from the December 2020, February 2021, March 2021 and April 2021 private placements have been used for general corporate purposes, including repayment of outstanding debt such as the repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount.

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

The table below presents the components of our debt at June 30, 2021, exclusive of deferred financing costs of $7,054,000. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits(2)	$1,154,864	84%	1.38%
Retail and privately placed notes	121,000	9	7.66
SBA debentures and borrowings	64,529	5	2.74
Preferred securities	33,000	2	2.26
Notes payable to banks	700	0	4.00
Other borrowings	8,016	1	2.00
Total outstanding debt	$1,382,109	100%	2.04%

(1)	Weighted average contractual rate as of June 30, 2021.
(2)	Balance includes $750 of strategic partner reserve deposits as of June 30, 2021.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at June 30, 2021.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total(1)
Deposits(2)	$469,737	$182,911	$226,592	$143,797	$131,077	$ —	$1,154,114
Privately placed notes	—	—	36,000	—	31,250	53,750	121,000
SBA debentures and borrowings	—	5,000	13,029	12,500	15,500	18,500	64,529
Preferred securities						33,000	33,000
Notes payable to banks	280	280	140	—	—	—	700
Other borrowings	8,016	—	—	—	—	—	8,016
Operating lease obligations	—	—	—	—	—	—	—
Total	$478,033	$188,191	$275,761	$156,297	$177,827	$105,250	$1,381,359

(1)	Total debt is exclusive of deferred financing costs of $7,054.
(2)	Balance excludes $750 of strategic partner reserve deposits as of June 30, 2021.

Approximately $666,000,000 of our borrowing relationships have maturity dates during the next two years, including almost $653,000,000 of brokered CDs. Additionally, on April 15, 2021, we paid off the $33,625,000 aggregate principal amount of our retail notes, and repaid substantially all notes payable to banks which had maturities in less than one year. We have arranged for changes to the terms of the notes, and payment and borrowing base calculations which we anticipate will facilitate our operations for the foreseeable future.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with short-term floating-rate debt, and to a lesser extent by term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of June 30, 2021 by $951,000 on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been ($1,279,000) at June 30, 2021. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2021. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.		MB	MFC	MCI	FSVC	RPAC and Other	June 30, 2021(1)	December 31, 2020(1)
Cash and cash equivalents	$15,750	(2)	$61,463	$1,729	$9,689	$396	$2,526	$91,553	$112,040
Brokered CDs & other funds borrowed			1,154,864					1,154,864	1,068,072
Average interest rate			1.38%					1.38%	1.71%
Maturity			7/21-6/26					7/21-6/26	1/21-12/25
Retail and privately placed notes	121,000							121,000	103,225
Average interest rate	7.66%							7.66%	8.25%
Maturity	3/24-12/27							3/24-12/27	4/21-12/27
SBA debentures and borrowings					79,000	10,529		89,529	93,008
Amounts undisbursed					25,000			25,000	25,000
Amounts outstanding					54,000	10,529		64,529	68,008
Average interest rate					2.64%	3.25%		2.74%	3.36%
Maturity					3/23- 9/31	4/30/2024		3/23- 9/31	3/21-9/30
Bank loans				700				700	31,261
Average interest rate				4.00%				4.00%	3.67%
Maturity				12/29/23				12/23	2/21-12/23
Preferred securities	33,000							33,000	33,000
Average interest rate	2.26%							2.26%	2.35%
Maturity	9/37							9/37	9/37
Other borrowings							8,016	8,016	8,689
Average interest rate							2.00%	2.00%	1.91%
Maturity							12/31/21	12/31/21	12/21-6/25
Total cash	$15,750		$61,463	$1,729	$9,689	$396	$2,526	$91,553	$112,040
Total debt outstanding	$154,000		$1,154,864	$700	$54,000	$10,529	$8,016	$1,382,109	$1,312,255

(1)	Total debt is exclusive of deferred financing costs of $7,054 and $5,805 as of June 30, 2021 and December 31, 2020.
(2)	Includes $2,970 of an interest reserve associated with the 2019 private placement, which can be used for no other purpose for three years.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2021 second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2021 second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” subsections (c) and (d) to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for details of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 16, 2021.

We are subject to an SEC investigation, which could result in charges and material fines or other sanctions and accordingly have a material adverse effect on our business, reputation, financial condition, results of operations or stock price.

As described in Note 10 “Commitments and Contingencies” to the consolidated financial statements included in this Quarterly Report on Form 10-Q, the staff of the SEC has conducted an investigation of the Company relating to certain issues that occurred during the period  2015 to 2017, including (i) the Company’s retention of third parties in 2015 and 2016 concerning posting information about the Company on certain financial websites and (ii) the Company’s financial reporting and disclosures concerning certain assets, including Medallion Bank, in 2016 and 2017, a period when the Company had previously reported as a business development company (“BDC”) under the Investment Company Act of 1940. Since April 2018, the Company does not report as a BDC, and has not worked with such third parties since 2016. The Company does not expect to change previously reported financial results.

Although the Company is currently engaged in active discussions and is cooperating with the SEC staff regarding a potential settlement of all aspects of the investigation, there can be no assurance that a settlement will be reached, or the terms and timing of any such settlement. Any such settlement is expected to include a civil fine in an amount that is not currently estimable, but which may be material.  If a settlement is not reached, litigation may ensue and result in charges and material fines or other sanctions against the Company and/or one or more of its officers. In either event, the Company could incur a loss that could be material to the Company, its results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the three months ended June 30, 2021. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program.

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

MEDALLION FINANCIAL CORP.

Date:	August 9, 2021

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall

Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.