Form 10-Q
period 2021-09-30
MEDALLION FINANCIAL CORP
filed 2021-11-08
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 5, 2021 was 25,078,944.

MEDALLION FINANCIAL CORP.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. In particular, any forward-looking statements are subject to the risks and great uncertainties associated with the ongoing COVID-19 pandemic and the related impact on the US and global economies, as well as risks related to the ongoing SEC investigation described in this report.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a finance company organized as a Delaware corporation with Medallion Bank, a Utah industrial bank, as our primary operating subsidiary. In recent years, our strategic growth has been through Medallion Bank, which originates consumer loans for the purchase of recreational vehicles, boats, and home improvements, along with providing loan origination and other services to fintech partners. We historically have had a leading position in originating, acquiring, and servicing loans that finance taxi medallions and various types of commercial businesses.

Since Medallion Bank acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. In January 2017, we announced our plans to transition away from medallion lending and place our strategic focus on this growing consumer finance portfolio. Total assets under management, which includes assets serviced for third-party investors, were $1.8 billion as of September 30, 2021 and December 31, 2020, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

We conduct our business through various wholly-owned subsidiaries including:

•
Medallion Bank, or the Bank, an FDIC-insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities, and has a separate board of directors with a majority of independent directors;
•
Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business;
•
Medallion Funding LLC, or Medallion Funding, or SBIC, historically our primary taxi medallion lending company; and
•
Freshstart Venture Capital Corp., or Freshstart, an SBIC which originates and services taxi medallion and commercial loans.

Our other consolidated subsidiaries are comprised of Medallion Fine Art, Inc., CDI-LP Holdings, Inc., Medallion Motorsports, LLC, and RPAC Racing LLC, or RPAC. In addition, we make both marketable and nonmarketable equity investments, primarily as a function of our mezzanine lending business.

Our consolidated balance sheet as of September 30, 2021, and the related consolidated statements of operations, consolidated statements of other comprehensive income/(loss), consolidated statements of stockholders’ equity and cash flows for the three and nine months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2021 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share data)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents(1)	$30,688	$54,743
Federal funds sold	54,686	57,297
Investment securities	47,511	46,792
Equity investments	10,214	9,746
Loans	1,419,681	1,229,838
Allowance for loan losses	(47,448)	(57,548)
Net loans receivable	1,372,233	1,172,290
Goodwill	150,803	150,803
Intangible assets, net	50,007	51,090
Loan collateral in process of foreclosure(2)	42,544	54,560
Property, equipment, and right-of-use lease asset, net	11,741	12,404
Accrued interest receivable	9,646	10,338
Income tax receivable	540	1,757
Other assets	24,621	20,591
Total assets	$1,805,234	$1,642,411
Liabilities
Deposits(3)	$1,196,508	$1,065,398
Long-term debt(4)	213,858	153,718
Deferred tax liabilities, net	12,703	807
Operating lease liabilities	9,346	11,018
Short-term borrowings	8,054	87,334
Accrued interest payable	3,047	4,673
Accounts payable and accrued expenses(5)	23,106	14,902
Total liabilities	1,466,622	1,337,850
Commitments and contingencies(6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized- 28,033,404 shares at September 30, 2021 and 27,828,871 shares at December 31, 2020 issued)	280	278
Additional paid in capital	279,454	277,539
Treasury stock (2,951,243 shares at September 30, 2021 and December 31, 2020)	(24,919)	(24,919)
Accumulated other comprehensive income	1,293	2,012
Retained earnings (accumulated deficit)	11,136	(23,502)
Total stockholders’ equity	267,244	231,408
Non-controlling interest in consolidated subsidiaries	71,368	73,153
Total equity	338,612	304,561
Total liabilities and equity	$1,805,234	$1,642,411
Number of shares outstanding	25,082,161	24,877,628
Book value per share	$10.65	$9.30
(1)
Includes restricted cash of $2,970 as of September 30, 2021 and December 31, 2020.
(2)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $4,793 as of September 30, 2021 and $3,535 as of December 31, 2020.
(3)
Includes $3,047 and $2,674 of deferred financing costs as of September 30, 2021 and December 31, 2020. Refer to Note 5 for more details.
(4)
Includes $4,051 and $3,131 of deferred financing costs as of September 30, 2021 and December 31, 2020. Refer to Note 5 for more details.
(5)
Includes the short-term portion of lease liabilities of $2,140 and $2,004 as of September 30, 2021 and December 31, 2020. Refer to Note 6 for more details.
(6)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2021	2020	2021	2020
Interest and fees on loans	$41,250	$37,201	$115,237	$107,544
Interest and dividends on investment securities	247	239	716	973
Medallion lease income	—	—	—	53
Total interest income(1)	41,497	37,440	115,953	108,570
Interest on deposits	4,189	5,454	13,366	17,315
Interest on short-term borrowings	39	520	690	1,565
Interest on long-term debt	3,198	2,410	9,662	7,339
Total interest expense(2)	7,426	8,384	23,718	26,219
Net interest income	34,071	29,056	92,235	82,351
Provision (benefit) for loan losses	(337)	39,749	2,000	73,231
Net interest income (loss) after provision (benefit) for loan losses	34,408	(10,693)	90,235	9,120
Other income (loss)
Sponsorship and race winnings, net	3,335	8,962	10,153	15,161
Gain (loss) on equity investments	4,101	137	7,306	(3,423)
Write-down of loan collateral in process of foreclosure	(438)	(8,559)	(5,385)	(15,828)
Gain on extinguishment of debt	—	23	4,626	23
Other income (loss)	208	397	209	1,303
Total other income (loss), net	7,206	960	16,909	(2,764)
Other expenses
Salaries and employee benefits	7,957	7,081	21,542	20,716
Race team related expenses	2,424	2,636	7,219	6,584
Loan servicing fees	1,684	1,729	5,062	5,070
Professional fees	1,963	1,651	4,694	6,559
Collection costs	1,136	1,516	4,010	4,206
Rent expense	481	676	1,780	2,004
Regulatory fees	488	348	1,383	949
Amortization of intangible assets	362	362	1,083	1,084
Travel, meals, and entertainment	175	64	404	303
Other expenses	2,053	2,618	6,008	6,663
Total other expenses	18,723	18,681	53,185	54,138
Income (loss) before income taxes	22,891	(28,414)	53,959	(47,782)
Income tax (provision) benefit	(6,167)	8,381	(16,573)	12,483
Net income (loss) after taxes	16,724	(20,033)	37,386	(35,299)
Less: income attributable to the non-controlling interest	784	3,597	2,748	5,951
Total net income (loss) attributable to Medallion Financial Corp.	$15,940	$(23,630)	$34,638	$(41,250)
Basic net income (loss) per share	$0.65	$(0.97)	$1.41	$(1.69)
Diluted net income (loss) per share	$0.64	$(0.97)	$1.39	$(1.69)
Distributions declared per share	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	24,634,845	24,461,488	24,583,573	24,440,067
Diluted	24,990,226	24,461,488	24,945,707	24,440,067

(1)
Included in interest and investment income is $188 and $682 of paid-in-kind interest for the three and nine months ended September 30, 2021 and $306 and $940 for the three and nine months ended September 30, 2020.
(2)
Average borrowings outstanding were $1,391,350 and $1,342,581, and the related average borrowing costs were 2.12% and 2.36% for the three and nine months ended September 30, 2021, and were $1,309,787 and $1,255,053, and 2.55% and 2.79%, for the three and nine months ended September 30, 2020.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income (loss) after taxes	$16,724	$(20,033)	$37,386	$(35,299)
Other comprehensive income (loss), net of tax	(141)	(53)	(719)	1,075
Total comprehensive income (loss)	16,583	(20,086)	36,667	(34,224)
Less comprehensive income attributable to the non-controlling interest	784	3,597	2,748	5,951
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$15,799	$(23,683)	$33,919	$(40,175)

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2020	27,828,871	$278	$277,539	(2,951,243)	$(24,919)	$(23,502)	$2,012	$231,408	$73,153	$304,561
Net income (loss)	—	—	—	—	—	8,431	—	8,431	640	9,071
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation expense	—	2	496	—	—	—	—	498	—	498
Issuance of restricted stock, net	163,561	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(7,602)	—	—	—	—	—	—	—	—	—
Exercise of stock options	768	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	(605)	(605)	—	(605)
Balance at March 31, 2021	27,985,598	280	278,035	(2,951,243)	(24,919)	(15,071)	1,407	239,732	72,282	312,014
Net income (loss)	—	—	—	—	—	10,267	—	10,267	1,325	11,592
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation	—	—	576	—	—	—	—	576	—	576
Issuance of restricted stock, net	15,514	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(10,332)	—	—	—	—	—	—	—	—	—
Exercise of stock options	22,227	—	116	—	—	—	—	116	—	116
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	27	27	—	27
Balance at June 30, 2021	28,013,007	280	278,727	(2,951,243)	(24,919)	(4,804)	1,434	250,718	72,096	322,814
Net income (loss)	—	—	—	—	—	15,940	—	15,940	784	16,724
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation	—	—	602	—	—	—	—	602	—	602
Issuance of restricted stock, net	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(678)	—	—	—	—	—	—	—	—	—
Exercise of stock options	21,075	—	125	—	—	—	—	125	—	125
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	(141)	(141)	—	(141)
Balance at September 30, 2021	28,033,404	$280	$279,454	(2,951,243)	$(24,919)	$11,136	$1,293	$267,244	$71,368	$338,612

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	27,597,802	$276	$275,511	(2,951,243)	$(24,919)	$11,281	$999	$263,148	$71,320	$334,468
Net income (loss)	—	—	—	—	—	(13,643)	—	(13,643)	642	(13,001)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,507)	(1,507)

Stock-based compensation expense	—	2	464	—	—	—	—	466	—	466
Issuance of restricted stock, net	165,674	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,577)	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	147	147	—	147
Balance at March 31, 2020	27,757,899	278	275,975	(2,951,243)	(24,919)	(2,362)	1,146	250,118	70,455	320,573
Net income (loss)	—	—	—	—	—	(3,977)	—	(3,977)	1,712	(2,265)
Distributions to non-controlling interest	—	—	—	—	—	-	—	—	(1,512)	(1,512)
Stock-based compensation	—	—	520	—	—	—	—	520	—	520
Issuance of restricted stock, net	10,416	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(696)	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	981	981	—	981
Balance at June 30, 2020	27,767,619	278	276,495	(2,951,243)	(24,919)	(6,339)	2,127	247,642	70,655	318,297
Net income	—	—	—	—	—	(23,630)	—	(23,630)	3,597	(20,033)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation	—	—	508	—	—	—	—	508	—	508
Issuance of restricted stock, net	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(2,273)	—	—	—	—	—	—	—	—	—
Net change in unrealized losses on investments, net of tax	—	—	—	—	—	—	(53)	(53)	—	(53)
Balance at September 30, 2020	27,765,346	$278	$277,003	(2,951,243)	$(24,919)	$(29,969)	$2,074	$224,467	$72,740	$297,207

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$37,386	$(35,299)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Provision for loan losses	2,000	73,231
Paid-in-kind interest	(682)	(940)
Depreciation and amortization	5,289	5,060
Increase (decrease) in deferred and other tax liabilities	13,113	(11,113)
Amortization of origination fees, net	5,770	4,572
Net change in value of loan collateral in process of foreclosure	8,501	21,235
Net realized (gains) losses on investments	(7,436)	3,754
Stock-based compensation expense	1,674	1,495
Gain on extinguishment of debt	(4,626)	—
Decrease (increase) in accrued interest receivable	692	(1,928)
Increase in other assets	(1,577)	(7,878)
Increase in accounts payable and accrued expenses	3,498	4,883
Increase (decrease) in accrued interest payable	(1,626)	(504)
Net cash provided by operating activities	61,976	56,568
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(564,914)	(404,006)
Proceeds from principal receipts, sales, and maturities of loans	342,718	222,592
Purchases of investments	(17,979)	(11,480)
Proceeds from principal receipts, sales, and maturities of investments	21,389	12,983
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	16,661	8,303
Net cash used for investing activities	(202,125)	(171,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	587,945	515,982
Repayments of time deposits and funds borrowed	(470,168)	(414,501)
Distributions to non-controlling interests	(4,534)	(4,531)
Proceeds from the exercise of stock options	240	—
Net cash provided by financing activities	113,483	96,950
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(26,666)	(18,090)
Cash, cash equivalents, and restricted cash, beginning of period(1)	112,040	67,821
Cash, cash equivalents, and restricted cash, end of period(1)	$85,374	$49,731
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$23,418	$24,769
Cash paid during the period for income taxes	3,150	100
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$13,145	$25,569
Loans transferred to other foreclosed property	—	1,800
(1)
Includes Federal Funds Sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank charter pursuant to the laws of the State of Utah. The Bank originates consumer loans on a national basis for the purchase of recreational vehicles (“RVs”), boats and other consumer recreational equipment and to finance home improvements such as replacement windows and roofs . Prior to 2014, the Bank originated commercial loans to finance the purchase of taxi medallions, all of which are serviced by the Company. The loans are financed primarily with time certificates of deposits which are originated nationally through a variety of brokered deposit relationships.

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or MCI, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; Medallion Funding LLC, or MFC, an SBIC, which originates and services medallion and commercial loans; and Freshstart Venture Capital Corp., or FSVC, an SBIC that originated and services medallion and commercial loans. MCI, MFC, and FSVC, as SBICs, are regulated by the Small Business Administration, or SBA. MCI and FSVC are financed in part by the SBA.

The Company has a controlling ownership stake in Medallion Motorsports, LLC, the primary owner of RPAC Racing, LLC, or RPAC, a professional car racing team that competes in the NASCAR Cup Series, both of which are consolidated with the Company.

In 2019, the Bank began building a strategic partnership program that targets relationships with financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020 and a second partnership in 2021, and continues to explore opportunities with additional fintech companies.

Taxi Medallion Loan Trust III, or Trust III, was established for the purpose of owning medallion loans originated by MFC or others. Trust III was a variable interest entity, or VIE, and MFC was the primary beneficiary until the 2018 fourth quarter. As a result, the Company consolidated Trust III in its financial results until consummation of a restructuring in the 2018 fourth quarter. During the 2021 third quarter, the Company entered into an agreement with the lender to Trust III, whereby, ownership of Trust III was transferred to a third party. For a discussion of the restructuring and disposition, see Note 15. The assets of Trust III were not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party were not available to pay obligations of Trust III. Trust III’s loans were serviced by MFC, until September 30, 2021.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36,083,000 at September 30, 2021, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, together, Medallion Chicago, purchased $8,689,000 of City of Chicago taxi medallions out of foreclosure, some of which are leased to fleet operators. The 159 taxi medallions are carried at a net realizable value of $1,069,875 in other assets on the Company’s consolidated balance sheet at September 30, 2021, compared to a net realizable value of $2,932,000 at December 31, 2020.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10,214,000 and $9,746,000 at September 30, 2021 and December 31, 2020, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of September 30, 2021 and December 31, 2020, the Company determined that there was no impairment or observable price change.

The Company sold 1,166,667 and 500,000 shares of its investment in Upgrade, Inc. during the second and third quarters of 2021 for proceeds of $3,816,000 and $3,000,000, respectively, and a recognized a gain on the sales of $3,179,000 and $2,727,000, during the period. The Company continued to hold 1,000,000 shares of Upgrade, Inc. at a cost of $546,000 as of September 30, 2021.

In the 2021 first quarter, the Company purchased $2,000,000 of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in earnings, and the fair value of these securities of $1,969,000 as of September 30, 2021 are included in other assets on the consolidated balance sheet.

The table below presents the unrealized portion related to the equity securities held as of September 30, 2021.

(Dollars in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net losses recognized during the period on equity securities	$—	$(31)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$—	$(31)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $301,000 at September 30, 2021 and $278,000 at December 31, 2020, and $40,000 and $121,000 was amortized to interest income for the three and nine months ended September 30, 2021 and $85,000 and $219,000 was amortized to interest income for the three and nine months ended September 30, 2020. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2021 and December 31, 2020, net loan origination costs were $25,658,000 and $20,684,000. Net amortization to income for the three and nine months ended September 30, 2021 was $2,037,000 and $5,757,000 and $1,681,000 and $4,572,000 for the three and nine months ended September 30, 2020.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio has different characteristics, typified by a larger number of smaller dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. Consumer loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $4,109,000 at September 30, 2021, or 0.29% of the total loan portfolio, compared to $6,878,000, or 0.57% at December 31, 2020.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants concessions to the borrower for other than an insignificant period of time that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans. Beginning in the third quarter 2019, all consumer loans which are party to a Chapter 13 bankruptcy are immediately classified as TDRs. The Company’s policy with regard to bankrupt recreation loans is to take an immediate 40% write down of the loan balance. As a result of the Consolidated Appropriations Act, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, relief period was extended to the later of January 1, 2022 or 60 days after the date which the coronavirus, or COVID-19, national emergency terminates. During the relief period, companies may elect to (a) suspend the requirements of GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs and (b) suspend any determination of a loan modified as a result of the effects of COVID-19 as a TDR, including impairment for accounting purposes. Any such suspension is applicable for the term of the loan modification, but solely with respect to any modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019, and shall not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. As of September 30, 2021, there were no consumer or medallion loan modifications related to COVID-19 that would have otherwise been classified as TDRs, and therefore there was no need for the Company to elect this relief under the CARES Act during 2020 and 2021. However, the Company may have loan modifications related to COVID-19 that would apply under this provision of the CARES Act in the future.

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

The Company had $0 and $15,367,000 of net loans pledged as collateral under borrowing arrangements at September 30, 2021 and December 31, 2020.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $20,477,000 at September 30, 2021 and $107,131,000 at December 31, 2020. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of September 30, 2021 and December 31, 2020.

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one-year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at. For medallion loans, delinquent nonperforming loans are valued at collateral value for the most recent quarter. Collateral value for the medallion loans is generally determined utilizing factors deemed relevant under the circumstances of the market including but not limited to: actual transfers, pending transfers, median and average sales prices, discounted cash flows, market direction and sentiment, and general economic trends for the industry and economy. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result of COVID-19, there was an increase in the reserve percentages of 50 basis points on the recreation subprime loan sub-portfolios during 2020. In addition, the Company determined that anticipated payment activity on the medallion portfolio was impossible to quantify upon exit of the six-month deferral period with borrowers, and therefore deemed all such loans as impaired in the third quarter of 2020. As a result, all medallion loans were placed on nonaccrual and reserved down to collateral value, net of liquidation costs, of $79,500 for New York City medallions. The Company continues to monitor the impact of COVID-19 on the consumer, commercial, and medallion loans. Had there been no payment deferrals offered to borrowers under the CARES Act, potential loans 90 days or more past due would have resulted in increased reserves and/or charge-offs. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of September 30, 2021 and December 31, 2020, the Company had goodwill of $150,803,000, which all related to the Bank, and intangible assets of $50,007,000 and $51,090,000. The Company recognized $362,000 and $1,083,000 of amortization expense on the intangible assets for the three and nine months ended September 30, 2021 and $362,000 and $1,084,000 of amortization expense on the intangible assets for the three and nine months ended September 30, 2020. Additionally, loan portfolio premiums of $12,387,000 were determined as of April 2, 2018, of which $685,000 and $2,717,000 were outstanding at September 30, 2021 and December 31, 2020, and of which $150,000 and $2,032,000 was amortized to interest income for the three and nine months ended September 30, 2021 and $893,000 and $1,401,000 was amortized to interest income for the three and nine months ended September 30, 2020. The Company engaged an expert to assess the goodwill and intangibles for impairment at December 31, 2020, who concluded there was no impairment on the Bank and on the RPAC intangible asset. The Company reviewed the goodwill related to the Bank and the RPAC intangible assets, considered whether the current COVID-19 pandemic had any effect on such goodwill, and concluded that there was no additional impairment as of September 30, 2021.

The table below shows the details of the intangible assets as of the dates presented.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Brand-related intellectual property	$18,150	$18,974
Home improvement contractor relationships	5,692	5,951
Race organization	26,165	26,165
Total intangible assets, net	$50,007	$51,090

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $79,000 and $238,000 for the three and nine months ended September 30, 2021 and was $142,000 and $403,000 for the three and nine months ended September 30, 2020.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $576,000 and $1,814,000 for the three and nine months ended September 30, 2021 and was $648,000 and $1,957,000 for the three and nine months ended September 30, 2020. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $7,098,000 and $5,805,000 as of September 30, 2021 and December 31, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2021	2020	2021	2020
Net income (loss) resulting from operations available to common stockholders	$15,940	$(23,630)	$34,638	$(41,250)
Weighted average common shares outstanding applicable to basic EPS	24,634,845	24,461,488	24,583,573	24,440,067
Effect of dilutive stock options	98,906	—	82,522	—
Effect of restricted stock grants	256,475	—	279,612	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,990,226	24,461,488	24,945,707	24,440,067
Basic income (loss) per share	$0.65	$(0.97)	$1.41	$(1.69)
Diluted income (loss) per share	0.64	(0.97)	1.39	(1.69)

Potentially dilutive common shares excluded from the above calculations aggregated 26,000 and 834,684 shares as of September 30, 2021 and 2020.

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

During the nine months ended September 30, 2021 and 2020, the Company issued 163,561 and 165,674 restricted shares of stock-based compensation awards, issued 317,398 and 335,773 shares of other stock-based compensation awards, and issued 16,803 and 47,156 restricted stock units; and recognized $602,000 and $1,676,000, or $0.02 and $0.07 per share, for the three and nine months ended September 30, 2021, and $508,000 and $1,495,000, or $0.02 and $0.06 per share for the three and nine months ended September 30, 2020, of non-cash stock-based compensation expense related to the grants. As of September 30, 2021, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $2,866,000, which is expected to be recognized over the next 14 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of September 30, 2021, the Bank’s Tier 1 leverage ratio was 18.21%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well- Capitalized	September 30, 2021	December 31, 2020
Common equity Tier 1 capital	—	—	$188,459	$148,507
Tier 1 capital	—	—	257,247	217,295
Total capital	—	—	275,460	233,460
Average assets	—	—	1,412,494	1,283,664
Risk-weighted assets	—	—	1,422,321	1,243,783
Leverage ratio(1)	4.0%	5.0%	18.2%	16.9%
Common equity Tier 1 capital ratio(2)	7.0	6.5	13.3	11.9
Tier 1 capital ratio(3)	8.5	8.0	18.1	17.5
Total capital ratio(3)	10.5	10.0	19.4	18.8
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of September 30, 2021 and December 31, 2020 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both September 30, 2021 and December 31, 2020.

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements, or Topic 205: Depository and Lending, or Topic 942: and Financial Services – Investment Companies, or Topic 946: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This new standard amends certain SEC paragraphs from the Codification in response to the issuance of SEC Final Rule No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses and SEC Rule No.

33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The Company has assessed the impact the update and determined it does not have a material impact on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

Fixed maturity securities available for sale at September 30, 2021 and December 31, 2020 consisted of the following:

September 30, 2021 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$37,846	$918	$(275)	$38,489
State and municipalities	9,027	74	(79)	9,022
Total	$46,873	$992	$(354)	$47,511

December 31, 2020 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$34,929	$1,495	$(45)	$36,379
State and municipalities	10,226	189	(2)	10,413
Total	$45,155	$1,684	$(47)	$46,792

The amortized cost and estimated market value of investment securities at September 30, 2021 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$933	$939
Due after one year through five years	9,969	10,266
Due after five years through ten years	10,316	10,659
Due after ten years	25,655	25,647
Total	$46,873	$47,511

The following tables show information pertaining to securities with gross unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
September 30, 2021 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(275)	$13,060	$—	$—
State and municipalities	(78)	3,989	(1)	63
Total	$(353)	$17,049	$(1)	$63

	Less than Twelve Months		Twelve Months and Over
December 31, 2020 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(45)	$4,028	$—	$—
State and municipalities	—	—	(2)	196
Total	$(45)	$4,028	$(2)	$196

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$933,790	66%	$792,686	65%
Home improvement	398,774	28	334,033	27
Commercial	72,088	5	65,327	5
Medallion	14,934	1	37,768	3
Strategic partnership	95	—	24	—
Total gross loans	1,419,681	100%	1,229,838	100%
Allowance for loan losses	(47,448)		(57,548)
Total net loans	$1,372,233		$1,172,290

The following tables show the activity of the gross loans for the three and nine months ended September 30, 2021and 2020.

Three Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567
Loan originations	118,407	68,692	5,700	—	2,969	195,768
Principal payments, sales, and maturities	(70,350)	(38,571)	(3,332)	(1,449)	(2,944)	(116,646)
Charge-offs, net	335	239	—	265	—	839
Transfer to loan collateral in process of foreclosure, net	(2,085)	—	—	(397)	—	(2,482)
Amortization of origination costs	(2,532)	386	—	—	—	(2,146)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs	3,869	(139)	12	1	—	3,743
Paid-in-kind interest	—	—	188	—	—	188
Loans – September 30, 2021	$933,790	$398,774	$72,088	$14,934	$95	$1,419,681

Nine Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	346,724	179,743	20,916	—	7,339	554,722
Principal payments, sales and maturities	(199,449)	(115,369)	(14,861)	(5,663)	(7,268)	(342,610)
Charge-offs, net	(1,334)	(237)	—	(10,529)	—	(12,100)
Transfer to loan collateral in process of foreclosure, net	(8,118)	—	—	(5,027)	—	(13,145)
Amortization of origination costs	(7,171)	1,293	12	(2)	—	(5,868)
Amortization of loan premium	(161)	(256)	—	(1,615)	—	(2,032)
FASB origination costs	10,613	(433)	12	2	—	10,194
Paid-in-kind interest	—	—	682	—	—	682
Loans – September 30, 2021	$933,790	$398,774	$72,088	$14,934	$95	$1,419,681

Three Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594
Loan originations	73,534	62,515	900	—	142	137,091
Principal payments, sales and maturities	(54,161)	(29,312)	(1,318)	(401)	(143)	(85,335)
Charge-offs, net	(850)	(65)	3	(15,304)		(16,216)
Transfer to loan collateral in process of foreclosure, net	(2,833)	—	—	(10,590)		(13,423)
Amortization of origination costs	(2,093)	509	2	(99)		(1,681)
Amortization of loan premium	(49)	(81)	—	(763)		(893)
FASB origination costs	2,605	(196)	—	2		2,411
Paid-in-kind interest	—	—	306	—		306
Transfer to other foreclosed property	—	—	—	(1,800)		(1,800)
Loans – September 30, 2020	$802,938	$315,442	$71,369	$91,298	$7	$1,281,054

Nine Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	249,383	140,693	6,075	—	295	396,446
Principal payments, sales and maturities	(140,688)	(72,034)	(5,422)	(4,180)	(288)	(222,612)
Charge-offs, net	(10,796)	(897)	3	(17,124)	—	(28,814)
Transfer to loan collateral in process of foreclosure, net	(10,615)	—	—	(14,934)	—	(25,549)
Amortization of origination costs	(5,853)	1,406	6	(131)	—	(4,572)
Amortization of loan premium	(152)	(248)	—	(1,001)	—	(1,401)
FASB origination costs	8,327	(802)	—	36	—	7,561
Paid-in-kind interest	—	—	940	—	—	940
Transfer to other foreclosed property	—	—	—	(1,800)	—	(1,800)
Loans – September 30, 2020	$802,938	$315,442	$71,369	$91,298	$7	$1,281,054

The following table sets forth the activity in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for loan losses – beginning balance	$46,946	$66,977	$57,548	$46,093
Charge-offs
Recreation	(2,313)	(3,595)	(10,038)	(17,546)
Home improvement	(523)	(643)	(1,990)	(2,202)
Commercial	—	—	—	—
Medallion	(1,142)	(15,448)	(15,047)	(19,146)
Total charge-offs	(3,978)	(19,686)	(27,075)	(38,894)
Recoveries
Recreation	2,648	2,745	8,704	6,750
Home improvement	763	578	1,753	1,304
Commercial	—	3	—	3
Medallion	1,406	144	4,518	2,023
Total recoveries	4,817	3,470	14,975	10,080
Net charge-offs(1)	839	(16,216)	(12,100)	(28,814)
Provision (benefit) for loan losses	(337)	39,749	2,000	73,231
Allowance for loan losses – ending balance(2)	$47,448	$90,510	$47,448	$90,510
(1)
As of September 30, 2021 and September 30, 2020, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $301,963 and $268,745, some of which may represent collection opportunities for the Company.
(2)
As of September 30, 2021 and September 30, 2020, there was no allowance for loan losses and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of September 30, 2021 and December 31, 2020.

September 30, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$31,556	66%	3.38%	87.88%
Home improvement	6,496	14	1.63	18.09
Commercial	—	—	—	—
Medallion	9,396	20	62.92	26.17
Total	$47,448	100%	3.34%	132.13%

December 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$27,348	48%	3.45%	378.20%
Home improvement	5,157	9	1.54	NM
Commercial	—	—	—	—
Medallion	25,043	43	66.31	68.01
Total	$57,548	100%	4.68%	93.17%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Total nonaccrual loans	$35,910	$61,767
Interest foregone quarter to date	377	2,306
Amount of foregone interest applied to principal in the quarter	115	595
Interest foregone year to date	1,187	3,311
Amount of foregone interest applied to principal year to date	358	602
Interest foregone life to date	3,274	5,252
Amount of foregone interest applied to principal life to date	886	792
Percentage of nonaccrual loans to gross loan portfolio	3%	5%
Percentage of allowance for loan losses to nonaccrual loans	132%	93%

The following tables present the performance status of loans as of September 30, 2021 and December 31, 2020.

September 30, 2021 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$928,769	$5,021	$933,790	0.54%
Home improvement	398,613	161	398,774	0.04
Commercial	55,703	16,385	72,088	22.73
Medallion	—	14,934	14,934	100.00
Strategic partnership	95	—	95	—
Total	$1,383,180	$36,501	$1,419,681	2.57%

December 31, 2020 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$785,047	$7,639		$792,686	0.96%
Home improvement	333,862	171		334,033	0.05
Commercial	48,731	16,596		65,327	25.40
Medallion	—	37,768	(1)	37,768	100.00
Strategic partnership	24	—		24	—
Total	$1,167,664	$62,174		$1,229,838	5.06%
(1)
Includes medallion loan premiums of $1,615 at December 31, 2020.

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of September 30, 2021 and December 31, 2020, all of which had an allowance recorded against the principal balance.

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$5,021	$5,021	$170	$7,639	$7,639	$264
Home improvement	161	161	3	171	171	3
Commercial	16,385	16,400	—	16,596	16,600	—
Medallion	14,934	15,805	9,396	37,768	38,368	25,043
Total nonperforming loans with an allowance	$36,501	$37,387	$9,569	$62,174	$62,778	$25,310

	For the Three Months Ended				For the Nine Months Ended
	2021		2020		2021		2020
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$4,423	$148	$6,730	$167	$4,641	$425	$6,882	$428
Home improvement	161	—	103	—	151	—	103	2
Commercial	16,531	—	16,894	—	16,926	—	17,002	47
Medallion	16,941	—	90,032	121	17,101	—	90,396	992
Total nonperforming loans with an allowance	$38,056	$148	$113,759	$288	$38,819	$425	$114,383	$1,469

The following tables show the aging of all loans as of September 30, 2021 and December 31, 2020.

	Days Past Due
September 30, 2021 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$16,603	$5,525	$3,065	$25,193	$880,004	$905,197	$—
Home improvement	794	355	160	1,309	399,712	401,021	—
Commercial	—	—	74	74	72,014	72,088	—
Medallion	321	678	810	1,809	13,126	14,935	—
Strategic partnership	—	—	—	—	95	95	—
Total	$17,718	$6,558	$4,109	$28,385	$1,364,951	$1,393,336	$—
(1)
Excludes loan premiums of $685 resulting from purchase price accounting and $25,658 of capitalized loan origination costs.

	Days Past Due
December 31, 2020 (Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Recorded Investment 90 Days and Accruing
Recreation	$22,058	$7,582	$5,343	$34,983	$732,391	$767,374	$—
Home improvement	813	218	170	1,201	335,684	336,885	—
Commercial	—	—	75	75	65,265	65,340	—
Medallion	2,019	973	1,290	4,282	31,871	36,153	—
Strategic partnership	—	—	—	—	24	24	—
Total	$24,890	$8,773	$6,878	$40,541	$1,165,235	$1,205,776	$—
(1)
Excludes loan premiums of $2,717 resulting from purchase price accounting and $21,345 of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 287% and 327% as of September 30, 2021 and December 31, 2020.

The following table shows the TDRs which the Company entered into during the three and nine months ended September 30, 2021.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended September 30, 2021
Recreation	8	$94	$55
Medallion	1	77	77
Nine months ended September 30, 2021
Recreation	47	$568	$525
Medallion	11	3,071	3,071

During the twelve months ended September 30, 2021, 12 medallion loans modified as TDRs were in default and had an investment value of $1,694,000 as of September 30, 2021, net of a $130,000 allowance for loan losses, 37 recreation loans modified as TDRs were in default and had an investment value of $389,000 as of September 30, 2021, net of a $13,0000 allowance for loan losses, and no commercial loans modified as TDRs were in default.

The following table shows the TDRs which the Company entered into during the three and nine months ended September 30, 2020.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended September 30, 2020
Recreation	18	$254	$229
Medallion	3	448	448
Nine months ended September 30, 2020
Recreation	57	$722	$510
Medallion	33	14,089	14,089
During the twelve months ended September 30, 2020, 69 medallion loans modified as TDRs were in default and had an investment value of $29,296,000 as of September 30, 2020, net of a $20,420,000 allowance for loan losses, and 56 recreation loans modified as TDRs were in default and had an investment value of $558,000 as of September 30, 2021, net of a $19,000 allowance for loan losses.

The following tables show the activity of loan collateral in process of foreclosure, which relate only to the recreation and medallion loans, for the three and nine months ended September 30, 2021 and 2020.

Three Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Medallion (1)	Total
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039
Transfer from loans, net	2,085	397	2,482
Sales	(1,554)	(1,640)	(3,194)
Cash payments received	—	(4,525)	(4,525)
Collateral valuation adjustments	(640)	(618)	(1,258)
Loan collateral in process of foreclosure – September 30, 2021	$773	$41,771	$42,544
(1)
As of September 30, 2021, medallion loans in the process of foreclosure included 565 medallions in the New York market, 66 medallions in the Newark market, 339 medallions in the Chicago market and 48 in various other markets.

Nine Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Medallion (1)	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	8,118	5,027	13,145
Sales	(5,842)	(1,871)	(7,713)
Cash payments received	—	(8,948)	(8,948)
Collateral valuation adjustments	(2,935)	(5,565)	(8,500)
Loan collateral in process of foreclosure – September 30, 2021	$773	$41,771	$42,544
(1)
As of September 30, 2021, medallion loans in the process of foreclosure included 565 medallions in the New York market, 66 medallions in the Newark market, 339 medallions in the Chicago market and 48 in various other markets.

Three Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375
Transfer from loans, net	2,833	10,611	13,444
Sales	(1,697)	—	(1,697)
Cash payments received	—	(426)	(426)
Collateral valuation adjustments	(1,395)	(8,559)	(9,954)
Loan collateral in process of foreclosure – September 30, 2020	$999	$47,743	$48,742

Nine Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	10,615	14,954	25,569
Sales	(5,684)	(300)	(5,984)
Cash payments received	—	(2,318)	(2,318)
Collateral valuation adjustments	(5,408)	(15,828)	(21,236)
Loan collateral in process of foreclosure – September 30, 2020	$999	$47,743	$48,742

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Twelve Months Ending September 30,
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	September 30, 2021(1)	December 31, 2020(1)	Interest Rate (2)
Deposits(3)	$443,666	$212,403	$266,598	$117,798	$158,340	$—	$1,198,805	$1,067,822	1.26%
Retail and privately placed notes	—	—	36,000	—	31,250	53,750	121,000	103,225	7.66%
SBA debentures and borrowings	—	5,000	14,909	14,000	14,000	16,000	63,909	68,008	2.92%
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.24%
Notes payable to banks	—	—	—	—	—	—	—	31,261	—%
Other borrowings	8,054	—	—	—	—	—	8,054	8,689	2.00%
Total	$451,720	$217,403	$317,507	$131,798	$203,590	$102,750	$1,424,768	$1,312,005	1.90%
(1)
Excludes deferred financing costs of $7,098 and $5,805 as of September 30, 2021 and December 31, 2020.
(2)
Weighted average contractual rate as of September 30, 2021.
(3)
Balance excludes $750 and $250 of strategic partner reserve deposits as of September 30, 2021 and December 31, 2020.

(A) DEPOSITS

Deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. The Bank did not have any individual time deposits greater than $100,000 as of September 30, 2021. In October 2020, the Bank began to originate time deposits through an internet listing service. These listing service deposits are from other financial institutions, and as of September 30, 2021, totaled $8,738,000. The following table presents the maturity of the broker pools, which excludes strategic partner reserve deposits, as of September 30, 2021.

(Dollars in thousands)	September 30, 2021
Three months or less	$157,023
Over three months through six months	89,027
Over six months through one year	197,616
Over one year	755,139
Total deposits	$1,198,805

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

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33,485,000 in principal into a new loan by the SBA to FSVC in the principal amount of $34,024,756, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34,024,756. The SBA Loan bears interest at a rate of 3.25% and all remaining unpaid principal and interest are due on April 30, 2024, the maturity date. As of September 30, 2021, $183,985,000 of commitments had been fully utilized, there were $16,500,000 commitments available, and $63,909,000 was outstanding, including $9,909,000 under the SBA Note.

On July 31, 2020, MCI accepted a commitment from the SBA for $25,000,000 in debenture financing. As part of the acceptance, MCI paid the SBA a $250,000 commitment fee. The commitment expires September 24, 2024. $8,500,000 of the commitments has been drawn as of September 30, 2021 to replace debentures which matured in 2021. The remaining balance of $16,500,000 is drawable, $9,500,000 of which upon the infusion of $4,750,000 of capital from either the capitalization of retained earnings or capital infusion from the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36,083,000 aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35,000,000 of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (0.13% at September 30, 2021) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2,000,000 of the preferred securities were repurchased from a third-party investor. At September 30, 2021, $33,000,000 was outstanding on the preferred securities.

(E) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes are typically secured by various assets of the underlying borrower.

In the 2021 second quarter, the Company used some of the proceeds of the privately placed notes to pay off twenty five of its notes payable to banks aggregating $17,762,000 principal amount, resulting in a gain on debt extinguishment of $2,859,000.

In March 2021, the Company used some of the proceeds of the privately placed notes to pay off two of its notes payable to banks aggregating $5,207,000 principal amount, one with a maturity of April 15, 2021 and one with a maturity of September 1, 2021, resulting in a gain on debt extinguishment of $1,767,000.

In November 2018, MFC entered into a note to the benefit of DZ Bank for $1,400,000 at a 4.00% interest rate due December 2023, as part of the restructuring of the DZ loan. The note required a regular quarterly payment of $70,000 of principal and accrued interest and had a maturity date of December 2023. The entire outstanding balance was settled during the quarter ended September 30, 2021. See Note 15 for more information.

(F) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty. At September 30, 2021, the total outstanding on these notes was $7,554,000 at a 2.00% annual interest rate compounded monthly and due March 31, 2022. Additionally, RPAC has a short term promissory note to an unrelated party for $500,000 due on December 31, 2021.

On June 17, 2020, RPAC was approved for and received a Paycheck Protection Program, or PPP, loan under the CARES Act, in the amount of $747,000 at a 1.00% annual interest rate due in five years. In accordance with its terms, the note was forgiven during the second quarter 2021, as the loan proceeds were used in accordance with the requirements set forth in the PPP.

(G) COVENANT COMPLIANCE

From time to time the Company may enter into debt agreements which may contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including minimum net worth. As of September 30, 2021 the Company did not have any borrowing agreements that contained any such restrictions.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease costs	$571	$596	$1,715	$1,788
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	481	632	1,780	1,994
Right-of-use asset obtained in exchange for lease liability	(41)	(14)	(76)	(42)

The following table presents the breakout of the operating leases as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$10,277	$11,737
Other current liabilities	2,140	2,004
Operating lease liabilities	9,346	11,018
Total operating lease liabilities	11,486	13,022
Weighted average remaining lease term	5.7 years	6.4 years
Weighted average discount rate	5.55%	5.54%

At September 30, 2021, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2021	$612
2022	2,411
2023	2,356
2024	2,373
2025	2,390
Thereafter	3,521
Total lease payments	$13,663
Less imputed interest	2,177
Total operating lease liabilities	$11,486

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Goodwill and other intangibles	$(44,022)	$(44,799)
Provision for loan losses	12,550	19,556
Net operating loss carryforwards(1)	18,745	30,493
Accrued expenses, compensation, and other assets	2,309	1,174
Unrealized gains on other investments	10	(6,769)
Total deferred tax liability	(10,408)	(345)
Valuation allowance(2)	(2,295)	(462)
Deferred tax liability, net	$(12,703)	$(807)
(1)
As of September 30, 2021, the Company and its subsidiaries had an estimated $77,838 of net operating loss carryforwards, $1,712 of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $16,450 as of September 30, 2021.
(2)
During the nine months ended September 30, 2021, it was determined that the likelihood of utilization of certain net operating losses was remote and a valuation allowance of $1,833 was assessed against these assets.

The components of our tax (provision) benefit for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Current
Federal	$(1,359)	$—	$(2,154)	$—
State	(721)	(83)	(991)	(306)
Deferred
Federal	(3,198)	5,940	(9,252)	9,239
State	(889)	2,524	(4,176)	3,550
Net (provision) benefit for income taxes	$(6,167)	$8,381	$(16,573)	$12,483

The following table presents a reconciliation of statutory federal income tax (provision) benefit to consolidated actual income tax (provision) benefit for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Statutory Federal income tax (provision) benefit at 21%	$(4,807)	$5,967	$(11,331)	$10,034
State and local income taxes, net of federal income tax benefit	(942)	1,201	(2,217)	1,961
Valuation allowance against net operating losses	—	—	(1,833)	—
Change in effective state income tax rates and accrual	(110)	(939)	(1,479)	(790)
Income attributable to non-controlling interest	183	522	449	356
Non deductible expenses	(132)	(211)	81	(1,000)
Other	(359)	1,841	(243)	1,922
Total income tax (provision) benefit	$(6,167)	$8,381	$(16,573)	$12,483

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of September 30, 2021.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2018 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. A total of 2,210,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 438,132 remained issuable as of September 30, 2021. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

The Company had a stock option plan, the 2006 Stock Option Plan, available to grant both incentive and nonqualified stock options to employees. The 2006 Stock Option Plan, which was approved by the Board of Directors on February 15, 2006 and shareholders on June 16, 2006, provided for the issuance of a maximum of 800,000 shares of common stock of the Company. No additional shares are available for issuance under the 2006 Stock Option Plan. The 2006 Stock Option Plan was administered by the Compensation Committee of the Board of Directors. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. The term and vesting periods of the options were determined by the Compensation Committee, provided that the maximum term of an option could not exceed a period of ten years.

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

Additional shares are only available for future issuance under the 2018 Plan. At September 30, 2021, 1,186,586 options on the Company’s common stock were outstanding under the Company’s plans, of which 326,116 options were exercisable. Additionally, there were 860,470 unvested shares under the Company’s restricted common stock plan, and 16,803 unvested restricted stock units, and 47,472 vested restricted stock units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.24 per share and $3.30 per share for the nine months ended September 30, 2021. The following assumption categories are used to determine the value of any option grants.

	Nine Months Ended September 30,
	2021	2020
Risk free interest rate	0.97%	1.46%
Expected dividend yield	—	—
Expected life of option in years(1)	6.25	6.25
Expected volatility(2)	53.98	50.18
(1)
Expected life is calculated using the simplified method.
(2)
We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2021 first, second, and third quarters and the 2020 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	550,040	$2.14-13.53	$6.58
Granted	444,557	4.89-6.68	6.24
Cancelled	(42,928)	2.22-13.53	6.91
Exercised(1)	—	—	—
Outstanding at December 31, 2020	951,669	2.14-12.55	6.41
Granted	317,398	6.79	6.79
Cancelled	(3,984)	6.55-7.25	6.89
Exercised(1)	(768)	6.55-7.25	6.79
Outstanding at March 31, 2021	1,264,315	2.14-12.55	6.50
Granted	—	—	—
Cancelled	(32,446)	4.89-7.25	5.98
Exercised(1)	(22,227)	5.27-7.25	5.76
Outstanding at June 30, 2021	1,209,642	2.14-12.55	6.53
Granted	—	—	—
Cancelled	(1,981)	4.89 - 7.25	5.85
Exercised(1)	(21,075)	5.21 - 7.25	5.34
Outstanding at September 30, 2021	1,186,586	2.14-12.55	6.55
Options exercisable at September 30, 2021(2)	326,116	2.14 - 12.55	$6.61
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $77,000 and $152,000 for the three and nine months ended September 30, 2021. There was no intrinsic value for the three and nine months ended September 30, 2020.
(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2021 and the related exercise price of the underlying options, was $1,590,000 for outstanding options and $463,000 for exercisable options as of September 30, 2021. The remaining contractual life was 8.27 years for outstanding options and 7.21 years for exercisable options at September 30, 2021.

The following table presents the activity for the restricted stock programs for the 2021 first, second, and third quarters and the 2020 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2019	284,879	$3.95-7.25	$6.01
Granted	229,408	4.89-6.68	6.21
Cancelled	(8,755)	3.95-7.25	6.93
Vested(1)	(89,392)	3.95-6.55	5.37
Outstanding at December 31, 2020	416,140	4.39-7.25	6.24
Granted	163,561	6.79	6.79
Cancelled	(7,602)	4.89-7.25	5.96
Vested(1)	(119,577)	4.39-7.25	6.09
Outstanding at March 31, 2021	452,522	4.80-7.25	6.48
Granted	—	—	—
Cancelled	(10,332)	4.89-7.25	6.13
Vested(1)	—	—	—
Outstanding at June 30, 2021	442,190	4.80-7.25	6.49
Granted	—	—	—
Cancelled	(687)	4.89 - 7.25	5.40
Vested(1)	(5,208)	4.80	4.80
Outstanding at September 30, 2021(2)	436,295	$4.89 - 7.25	$6.51
(1)
The aggregate fair value of the restricted stock vested was $45,000 and $858,000 for the three and nine months ended September 30, 2021 and was $25,000 and 579,000 for the three and nine months ended September 30, 2020.
(2)
The aggregate fair value of the restricted stock was $3,421,000 as of September 30, 2021. The remaining vesting period was 3.43 years at September 30, 2021.

During the nine months ended September 30, 2021, the Company granted 16,803 restricted stock units, or RSUs, that vest on June 17, 2022 with a grant price of $8.87, and during the year ended December 31, 2020, granted 47,156 RSUs that vested on June 19, 2021 with a grant price of $3.16. For the RSUs granted in 2021 and 2020, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A, which was done for 47,272 units.

The following table presents the activity for the unvested options outstanding under the plans for the 2021 first, second, and third quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2020	773,362	$4.89-7.25	$6.42
Granted	317,398	6.79	6.79
Cancelled	(2,530)	6.55-7.25	6.96
Vested	(185,278)	6.55-7.25	6.67
Outstanding at March 31, 2021	902,952	4.89-7.25	6.50
Granted	—	—	—
Cancelled	(33,134)	4.89-7.25	5.99
Vested	(8,000)	5.58	5.58
Outstanding at June 30, 2021	861,818	$4.89-7.25	6.53
Granted	—	—	—
Cancelled	(1,348)	4.89 - 7.25	5.40
Vested	—	—	—
Outstanding at September 30, 2021	860,470	$4.89 - 7.25	$6.53

The intrinsic value of the options vested was $0 and $77,000 for the three and nine months ended September 30, 2021.

(9) SEGMENT REPORTING

The Company has six business segments, which include four lending and two non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are operated by the Bank and include loans in all fifty states, with the highest concentrations in Texas, Florida, and California at 15%, 10%, and 8% of loans outstanding and with no other states over 5% as of September 30, 2021. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 60%, 20%, and 9% of the segment portfolio as of September 30, 2021. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in roofs, swimming pools, and windows at 28%, 26%, and 13% of total home improvement loans outstanding, and with no other product lines over 10% as of September 30, 2021. The commercial lending segment focuses on enterprise wide industries, including manufacturing services, and various other industries, in which 62% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, of which 85% were in New York City as of September 30, 2021.

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

The following tables present segment data as of and for the three and nine months ended September 30, 2021 and 2020.

	Consumer Lending
Three Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corp. and Other Investments	Consolidated
Total interest income	$30,529	$8,586	$2,055		$1	$—	$326	$41,497
Total interest expense	2,305	958	662		2,009	38	1,454	7,426
Net interest income (loss)	28,224	7,628	1,393		(2,008)	(38)	(1,128)	34,071
Provision for loan losses	916	369	—		(1,944)	—	322	(337)
Net interest income (loss) after loss provision	27,308	7,259	1,393		(64)	(38)	(1,450)	34,408
Sponsorship and race winnings	—	—	—		—	3,335	—	3,335
Race team related expenses	—	—	—		—	(2,424)	—	(2,424)
Other income (expense), net	(8,856)	(3,437)	636		2,073	(2,066)	(778)	(12,428)
Net income (loss) before taxes	18,452	3,822	2,029		2,009	(1,193)	(2,228)	22,891
Income tax (provision) benefit	(4,752)	(951)	(510)		(504)	299	251	(6,167)
Net income (loss)	$13,700	$2,871	$1,519		$1,505	$(894)	$(1,977)	$16,724
Balance Sheet Data
Total loans, net	$902,234	$392,278	$70,232		$5,538	$—	$1,951	$1,372,233
Total assets	916,109	405,439	92,257		93,683	30,969	266,777	1,805,234
Total funds borrowed	712,474	296,509	73,806		74,941	8,054	258,358	1,424,142
Selected Financial Ratios
Return on average assets	6.09%	2.89%	6.60%		6.12%	(11.28%)	(2.65%)	3.73%
Return on average equity	30.46	14.43	32.99		30.62	(11.08)	(19.79)	19.81
Interest yield	13.78	9.04	12.04		0.09	N/A	N/A	11.55
Net interest margin	12.74	8.03	8.16		(139.64)	N/A	N/A	9.48
Reserve coverage	3.38	1.63	(0.00)	(1)	49.98	N/A	N/A	3.34
Delinquency status(2)	0.34	0.04	0.10	(1)	5.42	N/A	N/A	0.29
Charge-off ratio(4)	(0.15)	(0.25)	—	(3)	(43.01)	N/A	N/A	(0.38)
(1)
Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.
(4)
Negative balances indicate recoveries for the period.

	Consumer Lending
Nine Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corp. and Other Investments	Consolidated
Total interest income	$86,857	$24,732	$4,920		$(1,543)	$—	$987	$115,953
Total interest expense	7,962	3,309	1,950		5,903	113	4,481	23,718
Net interest income (loss)	78,895	21,423	2,970		(7,446)	(113)	(3,494)	92,235
Provision for loan losses	5,546	1,575	—		(5,931)	—	810	2,000
Net interest income (loss) after loss provision	73,349	19,848	2,970		(1,515)	(113)	(4,304)	90,235
Sponsorship and race winnings	—	—	—		—	10,153	—	10,153
Race team related expenses	—	—	—		—	(7,219)	—	(7,219)
Other income (expense), net	(21,774)	(7,989)	107		(1,228)	(5,689)	(2,637)	(39,210)
Net income (loss) before taxes	51,575	11,859	3,077		(2,743)	(2,868)	(6,941)	53,959
Income tax (provision) benefit	(13,281)	(3,054)	(773)		689	720	(874)	(16,573)
Net income (loss)	$38,294	$8,805	$2,304		$(2,054)	$(2,148)	$(7,815)	$37,386
Balance Sheet Data
Total loans, net	$902,234	$392,278	$70,232		$5,538	$—	$1,951	$1,372,233
Total assets	916,109	405,439	92,257		93,683	30,969	266,777	1,805,234
Total funds borrowed	712,474	296,509	73,806		74,941	8,054	258,358	1,424,142
Selected Financial Ratios
Return on average assets	6.08%	3.20%	3.68%		(2.52%)	(8.89%)	(3.68%)	2.73%
Return on average equity	30.39	16.02	18.38		(12.60)	(386.73)	(27.18)	14.47
Interest yield	14.05	9.37	10.56		(23.55)	N/A	N/A	11.56
Net interest margin	12.76	8.11	6.37		(113.66)	N/A	N/A	9.19
Reserve coverage	3.38	1.63	(0.00)	(1)	49.98	N/A	N/A	3.34
Delinquency status(2)	0.34	0.04	0.10	(1)	5.42	N/A	N/A	0.29
Charge-off ratio(4)	0.22	0.09	—	(3)	143.94	N/A	N/A	1.17
(1)
Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.
(4)
Negative balances indicate recoveries for the period.

	Consumer Lending
Three Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corp. and Other Investments	Consolidated
Total interest income	$28,962	$7,218	$1,791		$(909)	$—	$378	$37,440
Total interest expense	3,476	1,655	663		(56)	42	2,604	8,384
Net interest income (loss)	25,486	5,563	1,128		(853)	(42)	(2,226)	29,056
Provision for loan losses	1,812	745	—		37,196	—	(4)	39,749
Net interest income (loss) after loss provision	23,674	4,818	1,128		(38,049)	(42)	(2,222)	(10,693)
Sponsorship and race winning	—	—	—		—	8,962	—	8,962
Race team related expenses	—	—	—		—	(2,636)	—	(2,636)
Other income (expense), net	(7,246)	(2,700)	(712)		(9,738)	(2,503)	(1,148)	(24,047)
Net income (loss) before taxes	16,428	2,118	416		(47,787)	3,781	(3,370)	(28,414)
Income tax (provision) benefit	(4,201)	(541)	(104)		11,908	(942)	2,261	8,381
Net income (loss)	$12,227	$1,577	$312		$(35,879)	$2,839	$(1,109)	$(20,033)
Balance Sheet Data
Total loans, net	$774,956	$310,691	$68,042		$33,521	$—	$3,334	$1,190,544
Total assets	788,459	321,084	80,247		142,450	40,112	231,923	1,604,275
Total funds borrowed	628,528	255,778	65,906		113,009	8,652	199,312	1,271,185
Selected Financial Ratios
Return on average assets	6.22%	2.06%	1.49%		(85.70%)	31.97%	(8.78%)	(5.69%)
Return on average equity	31.11	10.29	6.82		NM	NM	(54.58)	(29.77)
Interest yield	14.97	9.73	10.51		(5.34)	N/A	N/A	11.23
Net interest margin	13.18	7.50	6.62		(3.89)	N/A	N/A	8.72
Reserve coverage	3.48	1.51	—	(1)	63.28	N/A	N/A	7.07
Delinquency status(2)	0.52	0.03	2.67	(1)	8.31	N/A	N/A	1.07
Charge-off ratio	0.44	0.09	(0.02)	(3)	89.89	N/A	N/A	5.36
(1)
Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.

	Consumer Lending
Nine Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corp. and Other Investments	Consolidated
Total interest income	$82,525	$19,431	$5,275		$86	$—	$1,253	$108,570
Total interest expense	10,268	4,178	1,937		2,781	122	6,933	26,219
Net interest income (loss)	72,257	15,253	3,338		(2,695)	(122)	(5,680)	82,351
Provision for loan losses	20,705	3,041	—		49,489	—	(4)	73,231
Net interest income (loss) after loss provision	51,552	12,212	3,338		(52,184)	(122)	(5,676)	9,120
Sponsorship and race winning	—	—	—		—	15,161	—	15,161
Race team related expenses	—	—	—		—	(6,584)	—	(6,584)
Other income (expense), net	(21,115)	(7,002)	(2,191)		(20,603)	(5,726)	(8,842)	(65,479)
Net income (loss) before taxes	30,437	5,210	1,147		(72,787)	2,729	(14,518)	(47,782)
Income tax (provision) benefit	(7,783)	(1,332)	(286)		18,138	(680)	4,426	12,483
Net income (loss)	$22,654	$3,878	$861		$(54,649)	$2,049	$(10,092)	$(35,299)
Balance Sheet Data
Total loans, net	$774,956	$310,691	$68,042		$33,521	$—	$3,334	$1,190,544
Total assets	788,459	321,084	80,247		142,450	40,112	231,923	1,604,275
Total funds borrowed	628,528	255,778	65,906		113,009	8,652	199,312	1,271,185
Selected Financial Ratios
Return on average assets	4.04%	1.84%	1.37%		(38.80%)	8.27%	(5.45%)	(3.43%)
Return on average equity	20.20	9.19	6.56		(192.88)	NM	(22.64)	(17.02)
Interest yield	14.99	9.62	10.58		0.13	N/A	N/A	11.31
Net interest margin	13.13	7.53	6.69		(4.12)	N/A	N/A	8.58
Reserve coverage	3.48	1.51	—	(1)	63.28	N/A	N/A	7.07
Delinquency status(2)	0.52	0.03	2.67	(1)	8.31	N/A	N/A	1.07
Charge-off ratio	1.96	0.44	(0.01)	(3)	26.21	N/A	N/A	3.30
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

Employment agreements expire at various dates through 2025, with future minimum payments under these agreements of approximately $10,896,000.

(B) OTHER COMMITMENTS

The Company had no commitments to extend credit or make investments outstanding at September 30, 2021. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The Company is currently engaged in discussions and is cooperating with the SEC staff regarding a potential settlement of some or all aspects of the investigation, which, if reached, is expected to include a civil fine in an amount that is not currently estimable, but which may be material. There can be no assurance that a settlement will be reached, or the terms and timing of any such settlement. If a full settlement is not reached, litigation may ensue. In either event, the Company could incur a loss that could be material to the Company, its results of operations or financial condition.

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

The Company’s subsidiary RPAC, has an agreement with minority shareholder Richard Petty, in which it makes an annual payment of $700,000 per year for services provided to the entity. In addition, RPAC has a note payable to a trust controlled by Mr. Petty of $7,554,000 that earns interest at an annual rate of 2% through September 30, 2021, none of which has been paid to date.

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

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2021 and December 31, 2020, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents and federal funds sold(1)	$85,374	$85,374	$112,040	$112,040
Equity investments	10,214	10,214	9,746	9,746
Investment securities	47,511	47,511	46,792	46,792
Loans receivable	1,372,233	1,372,233	1,172,290	1,172,290
Accrued interest receivable(2)	9,646	9,646	10,338	10,338
Equity securities(3)	1,969	1,969	—	—
Financial liabilities
Funds borrowed(4)	1,425,518	1,425,518	1,312,255	1,312,591
Accrued interest payable(2)	3,047	3,047	4,673	4,673
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1,250 and $1,500 in interest bearing deposits categorized as level 2 as of September 30, 2021 and December 31, 2020. See Note 13.
(2)
Categorized as level 3 within the fair value hierarchy. See Note 13.
(3)
Included within other assets on the balance sheet.
(4)
There were no publicly traded retail notes as of September 30, 2021. As of December 31, 2020, publicly traded retail notes traded at a premium to par of $336.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

September 30, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	47,511	—	47,511
Equity securities	1,969	—	—	1,969
Total(1)	$1,969	$48,761	$—	$50,730
(1)
Total unrealized loss of $141 and $719, net of tax, was included in accumulated other comprehensive loss for the three and nine months ended September 30, 2021 related to these assets.

December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,500	$—	$1,500
Available for sale investment securities(1)	—	46,792	—	46,792
Total	$—	$48,292	$—	$48,292
(1)
Total unrealized loss of $1,013, net of tax, was included in accumulated other comprehensive income (loss) for the year ended December 31, 2020 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020.

September 30, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,214	$10,214
Impaired loans	—	—	36,501	36,501
Loan collateral in process of foreclosure	—	—	42,544	42,544
Total	$—	$—	$89,259	$89,259

December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,746	$9,746
Impaired loans	—	—	62,174	62,174
Loan collateral in process of foreclosure	—	—	54,560	54,560
Total	$—	$—	$126,480	$126,480

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	Fair Value at 9/30/21	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$9,668	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	546	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	36,501	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	42,544	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$6.8 - 79.5

(Dollars in thousands)	Fair Value at 12/31/20	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$8,291	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	1,455	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	62,174	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Transfer prices (2)	$0.6 - 108.7
			Collateral value	N/A
Loan collateral in process of foreclosure	53,128	Market approach	Transfer prices (2)	$0.6 - 108.7
	1,432		Collateral value (3)	$0.7 - 32.3
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

(15) VARIABLE INTEREST ENTITIES

During the 2018 third quarter, the Company determined that Trust III was a VIE. Trust III had historically been consolidated as a subsidiary of MFC, although it should have been consolidated under the variable interest model, since MFC was its primary beneficiary until October 31, 2018. Trust III is a VIE since the key decision-making authority rests in the servicing agreement (where MFC is the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights are considered a variable interest. This conclusion was supported by a qualitative assessment that Trust III did not have sufficient equity at risk. Since the inception of Trust III, MFC had also been party to a limited guaranty which was considered a variable interest because, pursuant to the guaranty, MFC absorbed variability as a result of the on-going performance of the loans in Trust III. As of October 31, 2018, the Company determined that MFC was no longer the primary beneficiary of Trust III and accordingly deconsolidated the VIE, leading to a net gain of $25,325,000 recorded as well as a new promissory note payable by MFC of $1,400,000 issued in settlement of the limited guaranty. See Note 5 for more details. Subsequent to deconsolidation, the Company’s interest in Trust III was accounted for as an equity investment and had a value of $0 through its disposition in the 2021 third quarter. In addition, the Company remained the servicer of the assets of Trust III for a fee, until its disposition.

(16) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to September 30, 2021, through the date of financial statement issuance. As of such date, there were no subsequent events that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OBJECTIVE

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and nine months ended September 30, 2021 and the year ended December 31, 2020. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors in our Annual Report on Form 10-K, as updated by this Quarterly Report on Form 10-Q.

GENERAL

We are a finance company whose strategic focus and growth in recent years has been through Medallion Bank (a wholly-owned subsidiary), which originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and home improvements, and provides loan origination and other services to fintech partners. Historically we have had a leading position in originating, acquiring, and servicing loans that finance taxi medallions and various types of commercial businesses.

Since Medallion Bank, or the Bank, acquired a consumer loan portfolio and began originating consumer loans in 2004, it has increased its consumer loan portfolio at a compound annual growth rate of 17%. We have transitioned away from medallion lending and have placed our strategic focus on our growing consumer loan portfolio. As a result of our change in strategy, as of September 30, 2021, our consumer loans represented 94% of our gross loan portfolio, with commercial loans representing 5% and medallion loans representing 1%. Total assets under management, which includes assets serviced for third-party investors, were $1.8 billion as of September 30, 2021 and December 31, 2020 and $1.7 billion as of September 30, 2020, and have grown at a compound annual growth rate of 9% from $215,000,000 at the end of 1996.

Our loan-related earnings depend primarily on our net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, such as bank certificates of deposit, debentures issued to and guaranteed by the SBA, privately placed notes, and bank term debt. Net interest income fluctuates with changes in the yield on our loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-bearing assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice on a different basis than our interest-bearing liabilities.

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

In 2019, the Bank started building a strategic partnership program to provide lending and other services to financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020 and began issuing its first loans, then entered into another strategic partnership in 2021, and continues to explore opportunities with additional fintech companies.

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
•
exiting non-core investments, such as selling the assets of LAX Group, LLC on December 16, 2020, and selling 1,166,667 and 500,000 shares of our investment in Upgrade, Inc. in the 2021 second and third quarter, resulting in net cash proceeds of $6,816,000, and a gain of $5,907,000, as well as exiting other non-core investments when practicable to maximize our proceeds; and
•
seeking to grow the Bank by partnering with two fintech companies in our strategic partnership program.

Medallion Bank is an industrial bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. The Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we referred a portion of our medallion and commercial loans to the Bank, which originated these loans, and have since been serviced by Medallion Servicing Corp., or MSC. However, at this time the Bank is not originating any new medallion loans and is working with MSC to service its portfolio, as it winds down. MSC earns referral and servicing fees for these activities.

We are considering various alternatives for the Bank, which may include an initial public offering of its common stock, the sale of all or part of the Bank, a spin-off or other potential transaction. We do not have a deadline for its consideration of these alternatives, and there can be no assurance that this evaluation process will result in any transaction being announced or consummated.

COVID-19

The ongoing coronavirus, or COVID-19, pandemic, its broad impact and preventive measures taken to contain or mitigate the outbreak have had, and may to continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions. This has had, and may continue to have negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, the demand for loans and other financial services products and consumer discretionary spending. As a result of these or other consequences, the outbreak has adversely and materially affected our business, results of operations and financial condition. Although we continue to see signs of recovery, it remains uncertain, and the effects of the outbreak on us could be exacerbated given that our business model is largely consumer and small business directed, which are more severely affected by COVID-19 and the preventative measures taken to contain or mitigate the outbreak, including its significant negative effects on consumer discretionary spending. The full extent to which the outbreak will continue to impact our operations will depend on future developments, including the impact of the Delta variant, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the continued outbreak, the actions taken to contain or mitigate the outbreak and how long, and to what extent the economic recovery from its effects will take.

We have taken steps to operate through this crisis, including having had our workforce work remotely on a part-time basis in New York, though our employees outside of New York largely continue to work remotely. In addition, we implemented a number of cost-cutting measures, such as reducing employee headcount by 21% at our parent company, Medallion Financial Corp., and closing satellite offices in Long Island City, Chicago and Boston.

In March 2020, we adjusted the payment policies and procedures with our consumer and medallion businesses, and allowed borrowers to defer payments up to 180 days. As of September 30, 2021, minimal consumer loans remained on deferral and no medallion loans remained on deferral. For our consumer loan portfolios, although we believe that our deferral programs have been effective to date in mitigating the effect of COVID-19, the ultimate effects of COVID-19 on these portfolios remains to be seen. For our medallion portfolio, we determined that anticipated payment activity on our medallion portfolio was impossible to quantify upon exit of the deferral moratorium, and therefore all medallion loans were deemed impaired, placed on nonaccrual status, and written down to each market’s net collateral value at December 31, 2020, with additional write-offs taken during 2021. We will continue to monitor our medallion portfolio and related assets, which may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition.

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

In regards to our commercial business, many of our mezzanine portfolio companies were able to access the Paycheck Protection Program, providing needed liquidity during a period of depressed market demands. MCI drew on its remaining unfunded commitments has a commitment from the SBA for $16,500,000 in debenture financing with a ten-year term, upon a capital infusion from Medallion Financial Corp. For the commercial portfolio, performance is slowly recovering although lingering impacts of COVID-19 continue to weigh on performance.

RPAC received $747,000 under the Paycheck Protection Program in the 2020 second quarter, all of which has been forgiven and accordingly recorded as Other income in the 2021 second quarter.

Average Balances and Rates

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$3,470	$11	1.26%	$75,877	$32	0.17%
Federal funds sold	44,648	6	0.05	—	—	—
Investment securities	48,161	223	1.84	46,712	206	1.75
Loans
Recreation	879,027	30,538	13.78	769,463	28,962	14.97
Home improvement	376,989	8,586	9.04	295,040	7,218	9.73
Commercial	71,008	2,102	11.74	71,143	1,931	10.80
Medallion	5,705	26	1.81	67,730	(909)	(5.34)
Strategic partnership	93	5	21.33	5	—	—
Total loans	1,332,822	41,257	12.28	1,203,381	37,202	12.30
Total interest-earning assets	1,429,101	41,497	11.55	1,325,970	37,440	11.23
Non-interest-earning assets
Cash	30,576			15,843
Equity investments	10,189			10,363
Income tax receivable	(822)			226
Loan collateral in process of foreclosure(1)	45,962			49,586
Goodwill and intangible assets	200,992			202,437
Other assets	44,360			52,536
Total non-interest-earning assets	331,257			330,991
Total assets	$1,760,358			$1,656,961
Interest-bearing liabilities
Deposits	$1,164,457	$4,190	1.43%	$1,092,647	$5,454	1.99%
Retail and privately placed notes	121,000	(4,433)	(14.54)	69,625	1,683	9.62
SBA debentures and borrowings	64,333	6,648	41.00	73,947	674	3.63
Preferred securities	33,000	(247)	(2.97)	33,000	205	2.47
Notes payable to banks	511	1,230	954.97	31,935	327	4.07
Other borrowings	8,049	38	1.87	8,633	41	1.89
Total interest-bearing liabilities	1,391,350	7,426	2.12	1,309,787	8,384	2.55
Non-interest-bearing liabilities
Deferred tax liability	9,621			3,803
Other liabilities(2)	27,971			27,599
Total non-interest-bearing liabilities	37,592			31,402
Total liabilities	1,428,942			1,341,189
Non-controlling interest	72,058			71,887
Total stockholders’ equity	259,358			243,885
Total liabilities and stockholders' equity	$1,760,358			$1,656,961
Net interest income		$34,071			$29,056
Net interest margin			9.48%			8.72%
(1)
Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $4,793 and $9,701 as of September 30, 2021 and 2020.
(2)
Includes deferred financing costs of $7,098 and $4,795 as of September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest-earning cash and cash equivalents	$3,130	$28	1.20%	$73,620	$151	0.27%
Federal funds sold	42,135	15	0.05	—	—	—
Investment securities	45,091	666	1.97	46,963	788	2.24
Loans
Recreation	826,772	86,857	14.05	735,228	82,525	14.99
Home improvement	353,017	24,732	9.37	269,671	19,431	9.62
Commercial	65,606	5,178	10.55	69,948	5,589	10.67
Medallion	8,759	(1,538)	(23.48)	87,271	86	0.13
Strategic partnership	59	15	33.99	7	—	—
Total loans	1,254,213	115,244	12.29	1,162,125	107,631	12.37
Total interest-earning assets	1,344,569	115,953	11.56	1,282,708	108,570	11.31
Non-interest-earning assets
Cash	45,244			16,268
Equity investments	9,833			10,498
Loan collateral in process of foreclosure(1)	50,096			49,774
Goodwill and intangible assets	201,354			202,799
Deferred tax asset	(206)			132
Other assets	45,171			49,511
Total non-interest-earning assets	351,492			328,982
Total assets	$1,696,061			$1,611,690
Interest-bearing liabilities
Deposits	$1,104,378	$13,366	1.62%	$1,039,153	$17,315	2.23%
Retail and privately placed notes	120,615	7,729	8.57	69,625	5,049	9.69
SBA debentures and borrowings	63,138	1,586	3.36	72,659	2,016	3.71
Preferred securities	33,000	791	3.20	33,000	766	3.10
Notes payable to banks	13,441	133	1.32	32,468	951	3.91
Other borrowings	8,009	113	1.89	8,148	122	2.00
Total interest-bearing liabilities	1,342,581	23,718	2.36	1,255,053	26,219	2.79
Non-interest-bearing liabilities
Deferred tax liability	5,492			5,978
Other liabilities(2)	27,831			26,955
Total non-interest-bearing liabilities	33,323			32,933
Total liabilities	1,375,904			1,287,986
Non-controlling interest	72,597			71,321
Total stockholders’ equity	247,560			252,383
Total liabilities and stockholders' equity	$1,696,061			$1,611,690
Net interest income		$92,235			$82,351
Net interest margin			9.19%			8.58%
(1)
Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $4,793 and $9,701 as of September 30, 2021 and 2020.
(2)
Includes deferred financing costs of $7,098 and $4,795 as of September 30, 2021 and 2020.

During the quarter, our net loans receivable had a yield of 12.28% (compared to 12.30% in the prior year’s third quarter), mainly driven by the growth in the home improvement portfolio which has a lower yield than our recreation portfolio, offset by contraction in the medallion portfolio, all of which is on non-accrual. During the year to date period, our net loans receivable had a yield of 12.29% (compared to 12.37% in the prior year period), similarly driven by the growth in the home improvement portfolio which has a lower yield than our recreation portfolio, offset by contraction in the medallion portfolio, all of which is on non-accrual. The debt, mainly certificates of deposit, helps fund our growing consumer loan business and as market rates have decreased, so has the average cost of borrowings. In addition, we issued new privately placed notes since December 31, 2020, which were at lower rates compared to the prior issuances.

Rate/Volume Analysis

The following tables present the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the periods indicated.

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) in Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$(1)	$(29)	$(30)	$160	$(273)	$(113)
Investment securities	8	24	32	12	(109)	(97)
Loans
Recreation	3,886	(2,310)	1,576	3,616	(801)	2,815
Home improvement	1,886	(518)	1,368	1,848	186	2,034
Commercial	1	170	171	150	(106)	44
Medallion	(285)	1,220	935	(182)	(1,701)	(1,883)
Strategic partnerships	5	—	5	—	—	—
Total loans	5,493	(1,438)	4,055	5,432	(2,422)	3,010
Total interest-earning assets	5,500	(1,443)	4,057	5,604	(2,804)	2,800
Interest-bearing liabilities
Deposits	$273	$(1,537)	$(1,264)	$919	$(1,468)	$(549)
SBA debentures and borrowings	(992)	6,966	5,974	(12)	(55)	(67)
Notes payable to banks	(75,638)	76,541	903	74	(9)	65
Retail and privately placed notes	(1,878)	(4,238)	(6,116)	(66)	(43)	(109)
Preferred securities	1	(453)	(452)	—	(175)	(175)
Other borrowings	(3)	—	(3)	(1)	(5)	(6)
Total interest-bearing liabilities	(78,237)	77,279	(958)	914	(1,755)	(841)
Net	$83,737	$(78,722)	$5,015	$4,690	$(1,049)	$3,641

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest-earning cash and cash equivalents	$(27)	$(81)	$(108)	$485	$(778)	$(293)
Investment securities	(28)	(94)	(122)	56	(260)	(204)
Loans	-	-	-
Recreation	9,617	(5,285)	4,332	12,149	(2,620)	9,529
Home improvement	5,839	(538)	5,301	4,892	351	5,243
Commercial	(343)	(68)	(411)	779	(787)	(8)
Medallion	13,786	(15,410)	(1,624)	(807)	(1,588)	(2,395)
Strategic partnerships	13	2	15	—	—	—
Total loans	28,912	(21,299)	7,613	17,013	(4,644)	12,369
Total interest-earning assets	28,857	(21,474)	7,383	17,554	(5,682)	11,872
Interest-bearing liabilities
Deposits	$789	$7,123	$7,912	$2,677	$(1,771)	$906
SBA debentures and borrowings	(239)	1,151	912	(138)	(107)	(245)
Notes payable to banks	(188)	(6)	(194)	1,024	(80)	944
Retail and privately placed notes	3,267	2,779	6,046	(480)	(271)	(751)
Preferred securities	—	586	586	—	(404)	(404)
Other borrowings	(2)	74	72	2	—	2
Total interest-bearing liabilities	3,627	11,707	15,334	3,085	(2,633)	452
Net	$25,230	$(33,181)	$(7,951)	$14,469	$(3,049)	$11,420
During the three and nine months ended September 30, 2021, the increase in the interest earning assets was mainly driven by the increase in volume of consumer loans, even as the rates declined. The debt change similarly was driven by the increase in the borrowings, mainly driven by the deposits, which are used to fund the consumer loans, along with new privately placed notes, offset by the repayment of retail notes.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, short-term credit facilities with banks, fixed-rate, long-term debentures issued to the SBA, and other short-term notes payable. The Bank issues brokered time certificates of deposit, which are our lowest borrowing costs. The Bank is able to bid on these deposits at a variety of maturity options, which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The tables above show the average borrowings and related borrowing costs for the three and nine months ended September 30, 2021 and 2020.

We continue to seek SBA funding through Medallion Capital, Inc., to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25,000,000 commitment from the SBA. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At September 30, 2021 and 2020, short-term adjustable rate debt constituted 2% and 4% of total debt.

Loans

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which are amortized to interest income over the life of the loan. During the three and nine months ended September 30, 2021, there was continued growth in the consumer lending segments along with recoveries on the medallion segment, which was partly offset by consumer and medallion charge-offs during the period, the continuing of loans aged over 120 days transferred to loan collateral in process of foreclosure and payments received from borrowers.

Three Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567
Loan originations	118,407	68,692	5,700	—	2,969	195,768
Principal payments, sales, and maturities	(70,350)	(38,571)	(3,332)	(1,449)	(2,944)	(116,646)
Charge-offs, net	335	239	—	265	—	839
Transfer to loan collateral in process of foreclosure, net	(2,085)	—	—	(397)	—	(2,482)
Amortization of origination costs	(2,532)	386	—	—	—	(2,146)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs	3,869	(139)	12	1	—	3,743
Paid-in-kind interest	—	—	188	—	—	188
Loans – September 30, 2021	$933,790	$398,774	$72,088	$14,934	$95	$1,419,681

Nine Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	346,724	179,743	20,916	—	7,339	554,722
Principal payments, sales, and maturities	(199,449)	(115,369)	(14,861)	(5,663)	(7,268)	(342,610)
Charge-offs, net	(1,334)	(237)	—	(10,529)	—	(12,100)
Transfer to loan collateral in process of foreclosure, net	(8,118)	—	—	(5,027)	—	(13,145)
Amortization of origination costs	(7,171)	1,293	12	(2)	—	(5,868)
Amortization of loan premium	(161)	(256)	—	(1,615)	—	(2,032)
FASB origination costs	10,613	(433)	12	2	—	10,194
Paid-in-kind interest	—	—	682	—	—	682
Loans – September 30, 2021	$933,790	$398,774	$72,088	$14,934	$95	$1,419,681

Three Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Loans – June 30, 2020	$786,785	$282,072	$71,476	$120,253	$8	$1,260,594
Loan originations	73,534	62,515	900	—	142	137,091
Principal payments, sales, and maturities	(54,161)	(29,312)	(1,318)	(401)	(143)	(85,335)
Charge-offs, net	(850)	(65)	3	(15,304)	—	(16,216)
Transfer to loan collateral in process of foreclosure, net	(2,833)	—	—	(10,590)	—	(13,423)
Amortization of origination costs	(2,093)	509	2	(99)	—	(1,681)
Amortization of loan premium	(49)	(81)	—	(763)	—	(893)
FASB origination costs	2,605	(196)	—	2	—	2,411
Paid-in-kind interest	—	—	306	—	—	306
Transfer to other foreclosed property	—	—	—	(1,800)	—	(1,800)
Loans – September 30, 2020	$802,938	$315,442	$71,369	$91,298	$7	$1,281,054

Nine Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	249,383	140,693	6,075	—	295	396,446
Principal payments, sales, and maturities	(140,688)	(72,034)	(5,422)	(4,180)	(288)	(222,612)
Charge-offs, net	(10,796)	(897)	3	(17,124)	—	(28,814)
Transfer to loan collateral in process of foreclosure, net	(10,615)	—	—	(14,934)	—	(25,549)
Amortization of origination costs	(5,853)	1,406	6	(131)	—	(4,572)
Amortization of loan premium	(152)	(248)	—	(1,001)	—	(1,401)
FASB origination costs	8,327	(802)	—	36	—	7,561
Paid-in-kind interest	—	—	940	—	—	940
Transfer to other foreclosed property	—	—	—	(1,800)	—	(1,800)
Loans – September 30, 2020	$802,938	$315,442	$71,369	$91,298	$7	$1,281,054

The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of September 30, 2021.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$38,391	$164,745	$1,108,495	$71,521	$1,383,152
Recreation	2,404	86,295	802,904	6,494	898,097
Home improvement	22,757	22,408	290,829	65,027	401,021
Commercial	9,276	46,268	14,762	—	70,306
Medallion	3,954	9,774	—	—	13,728
Adjustable-rate	$7,713	$2,375	$—	$—	$10,088
Recreation	4,725	2,375	—	—	7,100
Home improvement	—	—	—	—	—
Commercial	1,781	—	—	—	1,781
Medallion	1,207	—	—	—	1,207
Total(1)(2)(3)	$46,104	$167,120	$1,108,495	$71,521	$1,393,240
(1)
Excludes strategic partnership loans.
(2)
As of September 30, 2021, there were no floating rate loans.
(3)
Excludes loan premiums and capitalized loan origination costs.

Provision and Allowance for Loan Loss

During the three months ended September 30, 2021, New York City taxi medallion values remained constant at a net realizable value of $79,500, even as other markets slightly declined, whereas for the three months ended September 30, 2020, the New York City taxi medallion values had decreased to a net realizable value of $90,300 from $119,500 as a result of the initial impact of COVID-19. In addition, the consumer and recreation loan allowance percentages remained relatively static for the three months ended September 30, 2021, whereas, for the three months ended September 30, 2020 due to the change in economic factors due to COVID-19 we increased the reserve percentages for the consumer loan portfolio between 25 to 50 basis points.

During the nine months ended September 30, 2021, the New York City taxi medallion values remained constant at a net realizable value of $79,500, even as other markets slightly decreased, whereas for the nine months ended September 30, 2020 the New York City taxi medallion values had decreased to a net realizable value of $90,300 from $167,000 at December 31, 2019. In addition, the consumer and recreation loan allowance percentages declined slightly for the nine months ended September 30, 2021, whereas, for the nine months ended September 30, 2020 due to the change in economic factors due to COVID-19 we increased the reserve percentages for the consumer loan portfolio between 25 to 100 basis points.

The following table sets forth the activity in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Allowance for loan losses – beginning balance	$46,946	$66,977	$57,548	$46,093
Charge-offs
Recreation	(2,313)	(3,595)	(10,038)	(17,546)
Home improvement	(523)	(643)	(1,990)	(2,202)
Commercial	—	—	—	—
Medallion	(1,142)	(15,448)	(15,047)	(19,146)
Total charge-offs	(3,978)	(19,686)	(27,075)	(38,894)
Recoveries
Recreation	2,648	2,745	8,704	6,750
Home improvement	763	578	1,753	1,304
Commercial	—	3	—	3
Medallion	1,406	144	4,518	2,023
Total recoveries	4,817	3,470	14,975	10,080
Net charge-offs(1)	839	(16,216)	(12,100)	(28,814)
Provision for loan losses	(337)	39,749	2,000	73,231
Allowance for loan losses – ending balance(2)	$47,448	$90,510	$47,448	$90,510
(1)
As of September 30, 2021, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $301,963, some of which may represent collection opportunities for us.
(2)
As of September 30, 2021, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of September 30, 2021 and December 31, 2020.

September 30, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$31,556	66%	3.38%	88%
Home improvement	6,496	14	1.63	18.09
Commercial	—	—	—	—
Medallion	9,396	20	62.92	26.17
Total	$47,448	100%	3.34%	132%

December 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$27,348	48%	3.45%	378.20%
Home improvement	5,157	9	1.54	NM
Commercial	—	—	—	—
Medallion	25,043	43	66.31	68.01
Total	$57,548	100%	4.68%	93.17%

As of September 30, 2021, the allowance for loan losses had remained relatively in line with December 31, 2020, mainly driven by the New York City medallion collateral value remaining consistent due to the economy slowly re-opening and recovering from the COVID-19 pandemic, as well as the consumer reserve levels remaining unchanged.

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

For the consumer loan portfolio, the process to repossess the collateral is generally started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off in full. If the collateral is repossessed, a loss is recorded to write the collateral down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a recovery. Proceeds collected on charged off accounts are recorded as recoveries. All collection, repossession, and recovery efforts are handled on behalf of the Bank by the contracted servicer.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Recreation	$3,065	0.2%	$2,769	0.2%	$3,152	0.2%	$5,343	0.5%	$4,074	0.3%
Home improvement	160	—	68	—	149	—	170	0.0	102	0.0
Commercial	74	—	74	—	75	—	75	0.0	1,902	0.2
Medallion	810	0.1	—	—	742	0.1	1,290	0.1	7,325	0.6
Total loans 90 days or more past due	$4,109	0.3%	$2,911	0.2%	$4,118	0.3%	$6,878	0.6%	$13,403	1.1%
(1)
Percentages are calculated against the total loan portfolio.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 287%, 327%, and 316% as of September 30, 2021, December 31, 2020, and September 30, 2020.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three months ended September 30, 2021 and 2020.

Three Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039
Transfer from loans, net	2,085	397	2,482
Sales	(1,554)	(1,640)	(3,194)
Cash payments received	—	(4,525)	(4,525)
Collateral valuation adjustments	(640)	(618)	(1,258)
Loan collateral in process of foreclosure – September 30, 2021	$773	$41,771	$42,544

Nine Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	8,118	5,027	13,145
Sales	(5,842)	(1,871)	(7,713)
Cash payments received	—	(8,948)	(8,948)
Collateral valuation adjustments	(2,935)	(5,565)	(8,500)
Loan collateral in process of foreclosure – September 30, 2021	$773	$41,771	$42,544

Three Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2020	$1,258	$46,117	$47,375
Transfer from loans, net	2,833	10,611	13,444
Sales	(1,697)	—	(1,697)
Cash payments received	—	(426)	(426)
Collateral valuation adjustments	(1,395)	(8,559)	(9,954)
Loan collateral in process of foreclosure – September 30, 2020	$999	$47,743	$48,742

Nine Months Ended September 30, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	10,615	14,954	25,569
Sales	(5,684)	(300)	(5,984)
Cash payments received	—	(2,318)	(2,318)
Collateral valuation adjustments	(5,408)	(15,828)	(21,236)
Loan collateral in process of foreclosure – September 30, 2020	$999	$47,743	$48,742

SEGMENT RESULTS

We manage our business under four operating segments: recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments; RPAC and corporate and other investments. All results are for the three and nine months ended September 30, 2021 and 2020.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 74% and 75% of our interest income for the three and nine months ended September 30, 2021, and accounted for 77% and 76% for the three and nine months ended September 30, 2020. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 60% of the portfolio, boat loans making up 20% of the portfolio, and trailer loans 9% as of September 30, 2021, compared to 61%, 20% and 12% as of September 30, 2020. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 16%, 10%, and 9% of loans outstanding, compared to 17%, 10%, and 9% as of September 30, 2020, and with no other states over 10%.

During the three and nine months ended September 30, 2021, the recreation portfolio continued to grow compared to the three and nine months ended September 30, 2020, with the interest yield in both periods decreasing as a result of the change in portfolio mix as the portfolio continues to grow. Additionally, reserve rates were stable, while delinquencies and charge-offs improved. Also, the allowance percentages slightly declined, whereas in the prior period there had been an increase due to the uncertainty regarding the COVID-19 pandemic.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Total interest income	$30,529	$28,962	$86,857	$82,525
Total interest expense	2,305	3,476	7,962	10,268
Net interest income	28,224	25,486	78,895	72,257
Provision for loan losses	916	1,812	5,546	20,705
Net interest income after loss provision	27,308	23,674	73,349	51,552
Other income (expense), net	(8,856)	(7,246)	(21,774)	(21,115)
Net income before taxes	18,452	16,428	51,575	30,437
Income tax provision	(4,752)	(4,201)	(13,281)	(7,783)
Net income after taxes	$13,700	$12,227	$38,294	$22,654
Balance Sheet Data
Total loans, gross			$933,790	$802,938
Total loan allowance			31,556	27,982
Total loans, net			902,234	774,956
Total assets			916,109	788,459
Total borrowings			712,474	628,528
Selected Financial Ratios
Return on average assets	6.09%	6.22%	6.08%	4.04%
Return on average equity	30.46	31.11	30.39	20.20
Interest yield	13.78	14.97	14.05	14.99
Net interest margin	12.74	13.18	12.76	13.13
Reserve coverage	3.38	3.48	3.38	3.48
Delinquency status(1)	0.34	0.52	0.34	0.52
Charge-off %	(0.15)	0.44	0.22	1.96
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance home improvements and is concentrated in roofs, swimming pools, and windows at 28%, 26%, and 13% of total loans outstanding as of September 30, 2021, as compared to 22%, 22%, and 14% as of September 30, 2020, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Florida, Texas, and Ohio at 11%, 11%, and 8% of loans outstanding September 30, 2021, compared to 11%, 11%, and 10% as of September 30, 2020, and with no other states over 6%.

During the three and nine months ended September 30, 2021, the home improvement lending segment continued to grow with the net portfolio increasing 26% from the prior year. Reserve rates increased 12 basis points from a year ago. The interest yield decreased slightly from the prior year periods, while net interest margins increased, reflecting lower rates on borrowings and CD's issued in the current year as compared to the prior year.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Total interest income	$8,586	$7,218	$24,732	$19,431
Total interest expense	958	1,655	3,309	4,178
Net interest income	7,628	5,563	21,423	15,253
Provision for loan losses	369	745	1,575	3,041
Net interest income after loss provision	7,259	4,818	19,848	12,212
Other income (expense), net	(3,437)	(2,700)	(7,989)	(7,002)
Net income before taxes	3,822	2,118	11,859	5,210
Income tax provision	(951)	(541)	(3,054)	(1,332)
Net income after taxes	$2,871	$1,577	$8,805	$3,878
Balance Sheet Data
Total loans, gross			$398,774	$315,442
Total loan allowance			6,496	4,751
Total loans, net			392,278	310,691
Total assets			405,439	321,084
Total borrowings			296,509	255,778
Selected Financial Ratios
Return on average assets	2.89%	2.06%	3.20%	1.84%
Return on average equity	14.43	10.29	16.02	9.19
Interest yield	9.04	9.73	9.37	9.62
Net interest margin	8.03	7.50	8.11	7.53
Reserve coverage	1.63	1.51	1.63	1.51
Delinquency status(1)	0.04	0.03	0.04	0.03
Charge-off %	(0.25)	0.09	0.09	0.44
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 62% of which are located in the Midwest region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and administrative and support services, making up 42% and 14% of the loans outstanding as of September 30, 2021, compared to 56% and 13% as of September 30, 2021.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2021 and 2020. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments. The commercial segment increased in the current year as originations exceeded repayments. Net income improved, driven by equity gains related to successful portfolio company exits.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Total interest income	$2,055	$1,791	$4,920	$5,275
Total interest expense	662	663	1,950	1,937
Net interest income	1,393	1,128	2,970	3,338
Provision for loan losses	—	-	—	-
Net interest income after loss provision	1,393	1,128	2,970	3,338
Other income (expense), net	636	(712)	107	(2,191)
Net income before taxes	2,029	416	3,077	1,147
Income tax provision	(510)	(104)	(773)	(286)
Net income after taxes	$1,519	$312	$2,304	$861
Balance Sheet Data
Total loans, gross			$70,232	$68,042
Total loan allowance			—	—
Total loans, net			70,232	68,042
Total assets			92,257	80,247
Total borrowings			73,806	65,906
Selected Financial Ratios
Return on average assets	—%	1.49%	3.68%	1.37%
Return on average equity	32.99	6.82	18.38	6.56
Interest yield	12.04	10.51	10.56	10.58
Net interest margin	8.16	6.62	6.37	6.69
Reserve coverage(1)	—	—	(0.00)	-
Delinquency status(1) (2)	0.10	2.67	0.10	2.67
Charge-off %(3)	—	(0.02)	—	(0.01)
(1)
Ratio is based off of total commercial balances, and relates solely to the legacy commercial loan balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
Illinois	$16,341	23%	$9,454	14%
Michigan	10,837	15	10,419	15
North Carolina	7,266	10	5,348	8
Minnesota	5,607	8	5,713	8
Texas	5,568	8	5,557	8
California	5,021	7	4,989	7
New Jersey	4,164	6	—	—
Kansas	4,107	6	—	—
Other(1)	11,321	17	26,562	40
Total	$70,232	100%	$68,042	100%
(1)
Includes four other states, which were all under 6% as of September 30, 2021, and seven other states, all under 6% as of September 30, 2020.

Medallion Lending

The medallion lending segment operates mainly in the New York City, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services. During the three and nine months ended September 30, 2021, taxi medallion values remained consistent in the New York City market even as other markets saw declines. We continue to not recognize interest income with all loans being placed on nonaccrual as of September 30, 2020, and by removing underperforming loans from the portfolio being transferred to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Total interest income	$1	$(909)	$(1,543)	$86
Total interest expense	2,009	(56)	5,903	2,781
Net interest loss	(2,008)	(853)	(7,446)	(2,695)
Provision (benefit) for loan losses	(1,944)	37,196	(5,931)	49,489
Net interest loss after loss provision	(64)	(38,049)	(1,515)	(52,184)
Other income (expense), net	2,073	(9,738)	(1,228)	(20,603)
Net income (loss) before taxes	2,009	(47,787)	(2,743)	(72,787)
Income tax benefit	(504)	11,908	689	18,138
Net loss after taxes	$1,505	$(35,879)	$(2,054)	$(54,649)
Balance Sheet Data
Total loans, gross			$14,934	$91,298
Total loan allowance			9,396	57,777
Total loans, net			5,538	33,521
Total assets			93,683	142,450
Total borrowings			74,941	113,009
Selected Financial Ratios
Return on average assets	6.12%	(85.70%)	(2.52%)	(38.80%)
Return on average equity	30.62	NM	(12.60)	(192.88)
Interest yield	0.09	(5.34)	(23.55)	0.13
Net interest margin	(139.64)	(3.89)	(113.66)	(4.12)
Reserve coverage	49.98	63.28	49.98	63.28
Delinquency status(1)	—	8.31	—	8.31
Charge-off %	(43.01)	89.89	143.94	26.21
(1)
Loans 90 days or more past due.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Concentration (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$12,661	85%	$82,014	90%
Newark	2,217	15	8,561	9
Chicago	23	0	450	1
All Other	33	0	273	0
Total	$14,934	100%	$91,298	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Concentration (Dollars in thousands)	Total Loan Collateral in Process of Foreclosure Loans	% of Market	Total Loan Collateral in Process of Foreclosure Loans	% of Market
New York City	$26,620	63%	$25,588	54%
Newark	4,713	11	3,579	7
Chicago	2,257	5	6,341	13
All Other	8,954	21	12,235	26
Total	$42,544	100%	$47,743	—(	%)

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

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Sponsorship, race winnings, and other income	$3,335	$8,962	$10,153	$15,161
Race team and other expenses	4,490	5,139	12,908	12,310
Interest expense	38	42	113	122
Total expenses	4,528	5,181	13,021	12,432
Net income (loss) before taxes	(1,193)	3,781	(2,868)	2,729
Income tax (provision)	299	(942)	720	(680)
Net income (loss) after taxes	$(894)	$2,839	$(2,148)	$2,049
Balance Sheet Data
Total assets	$—	$—	$30,969	$40,112
Total borrowings	—	—	8,054	8,652
Selected Financial Ratios
Return on average assets	(11.28%)	31.97%	(8.89%)	8.27%
Return on average equity	(11)	NM	(387)	NM

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses not allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment, for a total of $95,000 in net loans as of September 30, 2021. This segment also reflects the elimination of all intercompany activity among the consolidated entities, as well as the gains (losses) on the dispositions of certain non-core assets.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Selected Earnings Data
Total interest income	$326	$378	$987	$1,253
Total interest expense	1,454	2,604	4,481	6,933
Net interest loss	(1,128)	(2,226)	(3,494)	(5,680)
Provision for loan losses	322	(4)	810	—
Net interest loss after loss provision	(1,450)	(2,222)	(4,304)	(5,680)
Other income (expense), net	(778)	(1,148)	(2,637)	(8,842)
Net loss before taxes	(2,228)	(3,370)	(6,941)	(14,522)
Income tax benefit	251	2,261	(874)	4,426
Net loss after taxes	$(1,977)	$(1,109)	$(7,815)	$(10,096)
Balance Sheet Data
Total loans, gross			$1,951	$3,344
Total loan allowance			—	—
Total loans, net			1,951	3,344
Total assets			266,777	231,923
Total borrowings			258,358	199,312
Selected Financial Ratios
Return on average assets	(2.65%)	(8.78%)	(3.68%)	(5.45%)
Return on average equity	(19.79)	(54.58)	(27.18)	(22.64)

Summary Consolidated Financial Data

The table below presents our selected financial data for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Return on average assets (ROA)	3.73%	(5.69)%	2.73%	(3.43)%
Return on average equity (ROE)	19.81	(29.77)	14.47	(17.02)
Dividend payout ratio	—	—	—	—
Net interest margin	9.48	8.72	9.19	8.58
Other income ratio(3)	2.13	0.29	1.73	0.29
Total expense ratio(4)	9.55	5.61	9.58	7.07
Equity to assets(2)	18.76	18.53	18.76	18.53
Debt to equity (1)	3.98	4.28	3.98	4.28
Loans receivable to assets	76.01%	74.00%	76.01%	74.00%
Net charge-offs(5)	$839	$(16,216)	$(12,100)	$(28,814)
Net charge-offs as a % of average loans receivable	(0.38)%	5.36%	1.17%	3.30%
Allowance coverage ratio	3.34	7.07	3.34	7.07
(1)
Excludes the $7,098 and $4,795 related to deferred financing costs as of September 30, 2021 and 2020.
(2)
Includes $71,368 and 72,740 related to non-controlling interests in consolidated subsidiaries as of September 30, 2021 and 2020.
(3)
Other income ratio represents other income divided by average interest earning assets.
(4)
Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(5)
Negative balances indicate recoveries for the period.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2021 compared to the Three and Nine Months Ended September 30, 2020

Net income attributable to shareholders was $15,940,000, or $0.64 per share, and $34,638,000, or $1.39 per share, for the three and nine months ended September 30, 2021, compared to net loss attributable to shareholders of $23,630,000, or $0.97 per share, and $41,250,000, or $1.69 per share, for the three and nine months ended September 30, 2020.

Total interest income was $41,497,000 for the three months ended September 30, 2021, compared to $37,440,000 for the three months ended September 30, 2020. The increase in interest income reflected the continued growth in the consumer lending segments, which was offset by contraction in the medallion lending segment, driven by all medallion loans being on nonaccrual status. For the nine months ended September 30, 2021, total interest income was $115,953,000, compared to $108,570,000 for the nine months ended September 30, 2020 similarly reflective of growth in the consumer lending segments, with higher volumes partially offset by lower rates, and offset by contraction in the medallion lending segment and higher amortization. The yield on interest earning assets was 11.55% and 11.56% for the three and nine months ended September 30, 2021, compared to 11.23% and 11.31% for the three and nine months ended September 30, 2020. Average interest earning assets were $1,429,101,000 for the three months ended September 30, 2021, an increase from $1,325,970,000 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, average interest earning assets were $1,344,569,000, an increase from $1,282,708,000 for the nine months ended September 30, 2020.

Loans before allowance for loan losses were $1,419,681,000 as of September 30, 2021, comprised of recreation ($933,790,000), home improvement ($398,774,000), commercial ($72,088,000), medallion ($14,934,000), and strategic partnership ($95,000) loans. We had an allowance for loan losses as of September 30, 2021 of $47,448,000, which was attributable to the recreation (66%), medallion (20%), and home improvement (14%) loan portfolios. As of December 31, 2020, loans before allowance for loan losses were $1,229,838,000, comprised of recreation ($792,686,000), home improvement ($334,033,000), commercial ($65,327,000), medallion ($37,768,000), and strategic partnership ($24,000) loans. We had an allowance for loan losses as of December 31, 2020 of $57,548,000, which was attributable to recreation (48%), medallion (43%), and home improvement (9%) loans.

Loans increased $189,843,000, or 15%, from December 31, 2020 as a result of $554,722 of loan originations, offset by principal payments, and to a lesser extent transfers to loan collateral in process of foreclosure and net charge-offs. The provision for loan losses was a benefit of $337,000 for the three months ended September 30, 2021, compared to a loss of $39,749,000 for the three months ended September 30, 2020. The improvement from a year ago is a result of the entire medallion loan portfolio being placed on non-accrual status in the 2020 third quarter, resulting in all medallion loans being reserved down to collateral value, in addition to lower net charge offs in the consumer portfolios. The provision for loan loss was $2,000,000 for the nine months ended September 30, 2021, compared to $73,231,000 for the nine months ended September 30, 2020. The improvement over the prior year is similarly attributable the entire medallion loan portfolio being placed on non-accrual status and reserved down to collateral value in the 2020 period, along with increases in reserve rates between 50 and 100 basis points on the recreational subprime loan business, as well as lower net charge offs in the recreational loan portfolio. The charge-off ratios on the loan portfolios was a benefit of 0.38% for the three months ended September 30, 2021 compared to 5.36% for the three months ended September 30, 2020, and was 1.17% for the nine months ended September 30, 2021 compared to 3.30% for the nine months ended September 30, 2020, both driven by the medallion segment as a result of deferrals granted and the temporary suspension of delinquencies and nonperforming treatment under the CARES Act. See Note 4 for additional information on loans and allowance for loan losses.

Interest expense was $7,426,000 and $23,718,000 for the three and nine months ended September 30, 2021, compared to $8,384,000 and $26,219,000 for the three and nine months ended September 30, 2020, due to higher average debt outstanding partially offset by lower cost of borrowed funds. The average cost of borrowed funds was 2.12% and 2.37% for the three and nine months ended September 30, 2021, compared to 2.55% and 2.79% for the three and nine months ended September 30, 2020, both mainly driven by the decline in market rates for deposits, the repayment of retail notes, offset to a lesser extent with the replacement of notes payable to banks with higher fixed rate private notes. Average debt outstanding was $1,391,350,000 and $1,342,581,000 for the three and nine months ended September 30, 2021, up from $1,309,787,000 and $1,255,053,000 for the three and nine months ended September 30, 2020, as we issued additional certificates of deposits to increase our liquidity, along with the new issuance of privately placed notes, offset by the repayment of publicly traded retail notes and other bank borrowings. See page 38-39 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $34,071,000 and $92,235,000 for the three and nine months ended September 30, 2021, compared to $29,056,000 and $82,351,000 for the three and nine months ended September 30, 2020. The net interest margin was 9.48% for the three months ended September 30, 2021, compared to 8.72%, for the three months ended September 30, 2020, and was 9.19%, for the nine months ended September 30, 2021, compared to 8.58% for the nine months ended September 30, 2020, reflecting the above.

Net other income (loss), which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income was $7,206,000 for the three months ended September 30, 2021, compared to $960,000 for the three months ended September 30, 2020. The improvement was due to gains on the disposal of equity investments, lower write-downs due to reductions in collateral values, offset by lower race team related income. For the nine months ended September 30, 2021, there was income of $16,909,000, compared to a loss of $2,764,000 for the nine months ended September 30, 2020. The improvement was mainly due to gains recorded on the extinguishment of debt and gains on the disposal of equity investments in the current year, offset by lower write-downs of the loan collateral in process of foreclosure and losses of equity investing recorded in the prior year period.

Operating expenses were $18,723,000 for the three months ended September 30, 2021, compared to $18,681,000 for the three months ended September 30, 2020. Salaries and benefits were $7,957,000 for the three months ended September 30, 2021, compared to $7,081,000 for the three months ended September 30, 2020, with the increase mainly attributable to compensation in connection with current year performance. Professional fees were $1,963,000 for the three months ended September 30, 2021, compared to $1,651,000 for the three months ended September 30, 2020, primarily reflecting higher legal costs for a variety of corporate matters. Race team costs were $2,424,000 for the three months ended September 30, 2021, compared to $2,636,000 for the three months ended September 30, 2020. Loan servicing costs were $1,684,000 for the three months ended September 30, 2021, slightly lower than $1,729,000 for the three months ended September 30, 2020. Occupancy and other operating expenses were $4,695,000 for the three months ended September 30, 2021, decreasing from $5,584,000 for the three months ended September 30, 2020, due primarily to lower loan collection costs, rent costs, and other operating costs.

Operating expenses were $53,185,000 for the nine months ended September 30, 2021, compared to $54,138,000 for the nine months ended September 30, 2020. Salaries and benefits were $21,542,000 for the nine months ended September 30, 2021, up from $20,716,000 for the nine months ended September 30, 2020, with the increase mainly attributable to compensation in connection with current year performance. Professional fees were $4,694,000 for the nine months ended September 30, 2021, compared to $6,559,000 for the nine months ended September 30, 2020, primarily reflecting lower legal costs for a variety of corporate matters. Race team costs were $7,219,000 for the nine months ended September 30, 2021, compared to $6,584,000 for the nine months ended September 30, 2020, reflective of a full race team in 2021 as compared to the shortened 2020 season due to the COVID-19 pandemic. Loan servicing costs were $5,062,000 for the nine months ended September 30, 2021, down slightly from the prior year nine months. Occupancy and other operating expenses were $14,668,000 for the nine months ended September 30, 2021 compared to $15,209,000 for the nine months ended September 30, 2020.

Total income tax expense was $6,167,000 for the three months ended September 30, 2021, compared to a benefit of $8,381,000 for the three months ended September 30, 2020. Total income tax expense was $16,573,000 for the nine months ended September 30, 2021, compared to a benefit of $12,483,000 for the nine months ended September 30, 2020. The 2021 nine months included $1,833,000 of tax expense related to a valuation allowance with respect to certain tax assets which we believe it will not be realized.

Loan collateral in process of foreclosure was $42,544,000 at September 30, 2021, a decline from $54,560,000 at December 31, 2020. The decrease was primarily reflective of cash payments received, sales, and to a lesser extent, the decline in collateral values offset by the additional loans having reached 120 days past due being charged-down to their collateral value and reclassified to loan collateral in process of foreclosure. See page 44 for a table that shows the changes during the quarter.

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

The following table presents our interest rate sensitivity gap at September 30, 2021. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

September 30, 2021 Cumulative Rate Gap(1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Floating-rate	$—	$—	$—	$—	$—	$—	$—	$—
Adjustable rate	7,713	867	1,485	—	23	—	—	10,088
Fixed-rate	38,391	21,520	26,214	59,190	57,821	63,134	1,116,882	1,383,152
Cash, cash equivalents, and federal funds sold	84,124	—	—	500	750	—	—	85,374
Investment securities	5,342	2,436	8,287	3,146	3,509	7,787	17,005	47,512
Total earning assets	$135,570	$24,823	$35,986	$62,836	$62,103	$70,921	$1,133,887	$1,526,126
Interest bearing liabilities
Deposits	$443,666	$212,403	$266,598	$117,798	$158,340	$—	$—	$1,198,805
Retail and privately placed notes	—	—	36,000	—	31,250	—	53,750	121,000
SBA debentures and borrowings	—	5,000	14,909	14,000	14,000	—	16,000	63,909
Preferred securities	—	—	—	—	—	—	33,000	33,000
Notes payable to banks	8,054	—	—	—	—	—	—	8,054
Other borrowings	—	—	—	—	—	—	—	—
Total liabilities	$451,720	$217,403	$317,507	$131,798	$203,590	$—	$102,750	$1,424,768
Interest rate gap	$(316,150)	$(192,580)	$(281,521)	$(68,962)	$(141,487)	$70,921	$1,031,137	$101,358
Cumulative interest rate gap	$(316,150)	$(508,730)	$(790,251)	$(859,213)	$(1,000,700)	$(929,779)	$101,358	$—
December 31, 2020(2)	$(366,801)	$(570,449)	$(719,385)	$(827,236)	$(907,295)	$(860,941)	$52,347	$—
December 31, 2019(2)	$(260,024)	$(500,953)	$(651,546)	$(689,819)	$(748,187)	$(706,935)	$83,402	$—
(1)
The ratio of the cumulative one year gap to total interest rate sensitive assets was (21%) as of September 30, 2021, and was (27%) as of December 31, 2020 and was (21%) as of December 31, 2019.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $1,526,126,000 and interest rate sensitive liabilities were $1,424,768,000 at September 30, 2021. The one-year cumulative interest rate gap was a negative $316,150,000 or 21% of interest rate sensitive assets. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

We are currently reviewing the impact on our loans and borrowings with the cessation of LIBOR at the end of 2021. We do not have lendings tied to LIBOR and do not expect a significant impact on our loans. We have trust preferred securities that bear a variable rate of interest of 90 day LIBOR (0.13% at September 30, 2021) plus 2.13%. We expect to rely on our lenders to adjust and communicate rate adjustments; however, we do not expect a material impact on our borrowings.

Liquidity and Capital Resources

Our sources of liquidity include, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of our other assets, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. As of September 30, 2021, the remaining balance of $16,500,000 is drawable, $9,500,000 of which upon the infusion of $4,750,000 of capital from either the capitalization of retained earnings or a capital infusion from us.

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

In December 2020, we completed a private placement to certain institutional investors of $33,600,000 aggregate principal amount of 7.50% unsecured senior notes due December 2027, with interest payable semiannually. Follow-on offerings of these notes in February and March 2021 raised an additional $8,500,000. In April 2021, we raised an additional $11,650,000 in a follow-on offering, and repaid substantially all of our remaining bank borrowings.

The net proceeds from the December 2020, February 2021, March 2021 and April 2021 private placements have been used for general corporate purposes, including repayment of outstanding debts, including repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount.

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

The table below presents the components of our debt at September 30, 2021, exclusive of deferred financing costs of $7,098,000. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits(2)	$1,199,555	84%	1.26%
Retail and privately placed notes	121,000	8	7.66
SBA debentures and borrowings	63,909	5	2.92
Preferred securities	33,000	2	2.24
Other borrowings	8,054	1	2.00
Total outstanding debt	$1,425,518	100%	1.90%
(1)
Weighted average contractual rate as of September 30, 2021.
(2)
Balance includes $750 of strategic partner reserve deposits as of September 30, 2021.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2021.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total(1)
Deposits(2)	$443,666	$212,403	$266,598	$117,798	$158,340	$—	$1,198,805
Privately placed notes	—	—	36,000	—	31,250	53,750	121,000
SBA debentures and borrowings	—	5,000	14,909	14,000	14,000	16,000	63,909
Preferred securities	—	—	—	—	—	33,000	33,000
Other borrowings	8,054	—	—	—	—	—	8,054
Total	$451,720	$217,403	$317,507	$131,798	$203,590	$102,750	$1,424,768
(1)
Total debt is exclusive of deferred financing costs of $7,098.
(2)
Balance excludes $750 of strategic partner reserve deposits as of September 30, 2021.

Approximately $669,000,000 of our borrowings have maturity dates during the next two years, including $656,000,000 of brokered CDs. Additionally, on April 15, 2021, we paid off the $33,625,000 aggregate principal amount of our retail notes, and repaid substantially all notes payable to banks which had maturities in less than one year.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of September 30, 2021 by $895,000 on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been $1,294,000 at September 30, 2021. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2021. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.		MFC	MCI		FSVC		MB		All Other	September 30, 2021(1)	December 31, 2020(1)
Cash, cash equivalents and federal funds sold	$18,063	(1)	$442	$8,913	(2)	$844	(2)	$55,987		$1,125	$85,374	$112,040
Brokered CD's & other funds borrowed								1,199,555	(3)		1,199,555	1,068,072
Average interest rate								1.26%			1.26%	1.71%
Maturity								10/21-9/26			10/21-9/26	1/21-12/25
Retailed notes and privately placed borrowings	121,000										121,000	103,225
Average interest rate	7.66%										7.66%	8.25%
Maturity	3/24-12/27										3/24-12/27	4/21-12/27
SBA debentures & borrowings				70,500		9,909					80,409	93,008
Amounts available				16,500							16,500	25,000
Amounts outstanding				54,000		9,909					63,909	68,008
Average interest rate				2.85%		3.25%					2.91%	3.36%
Maturity				3/23- 9/31		45,412					3/23- 9/31	3/21-9/30
Bank Loans	—										—	31,261
Average interest rate	NA										NA	3.67%
Maturity	NA										NA	2/21-12/23
Preferred Securities	33,000										33,000	33,000
Average interest rate	2.24%										2.24%	2.35%
Maturity	9/37										9/37	9/37
Other borrowings										8,054	8,054	8,689
Average interest rate										2.00%	2.00%	1.91%
Maturity										44,561	44,561	12/21-6/25
Total Cash	$18,063		$442	$8,913		$844		$55,987		$1,125	$85,374	$112,040
Total debt outstanding	$154,000		$-	$54,000		$9,909		$1,199,555		$8,054	$1,425,518	$1,312,255
(1)
$2,070 is limited to use by lenders.
(2)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(3)
Includes deposits of $750 related to the strategic partnership business and $8,738 related to listing services.

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements, or Topic 205: Depository and Lending, or Topic 942: and Financial Services – Investment Companies, or Topic 946: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This new standard amends certain SEC paragraphs from the Codification in response to the issuance of SEC Final Rule No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses and SEC Rule No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. We have assessed the impact the update and determined it does not have a material impact on the accompanying financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2021 third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2021 third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although the Company is currently engaged in discussions and is cooperating with the SEC staff regarding a potential settlement of some or all aspects of the investigation, there can be no assurance that a settlement will be reached, or the terms and timing of any such settlement. Any such settlement, if reached, is expected to include a civil fine in an amount that is not currently estimable, but which may be material. If a full settlement is not reached, litigation may ensue and result in charges and material fines or other sanctions against the Company and/or one or more of its officers. In either event, the Company could incur a loss that could be material to the Company, its results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any of our shares during the nine months ended September 30, 2021. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program. We extended the terms of our Stock Repurchase Program until May 2022. If we do not repurchase the remaining shares of common stock by the end of the period set forth above, we are permitted to extend the term of the Stock Repurchase Program for additional 180 day periods.

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

MEDALLION FINANCIAL CORP.

Date:	November 8, 2021

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall

Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.