Form 10-K
period 2021-12-31
MEDALLION FINANCIAL CORP
filed 2022-03-14
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2021, as reported on NASDAQ, was $182,908,826.

The number of outstanding shares of registrant’s common stock, par value $0.01, as of March 11, 2022 was 25,543,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, for which a Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2021 FORM 10-K ANNUAL REPORT

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. In particular, any forward-looking statements are subject to the risks and great uncertainties associated with the pending litigation with the Securities and Exchange Commission as well as the ongoing COVID-19 pandemic and the related impact on the US and global economies.

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

Our focus is on growing our consumer finance and commercial lending portfolios. Total assets under management, which includes assets serviced for third party investors, were $1.9 billion as of December 31, 2021 and $1.7 billion as of December 31, 2020.

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
•
Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business;
•
Medallion Funding LLC, or Medallion Funding, an SBIC, our primary taxi medallion lending company; and
•
Freshstart Venture Capital Corp., or Freshstart, an SBIC which originates and services taxi medallion and commercial loans.

Our other consolidated subsidiaries are comprised of Medallion Fine Art, Inc., CDI-LP Holding, Inc., Medallion Motorsports, LLC, and until its sale in December 2021, RPAC Racing LLC, or RPAC. In addition, we make both marketable and nonmarketable equity investments, primarily as a function of our mezzanine lending business.

We have focused on growing our consumer lending segments and maintaining the profitability of our commercial lending segment. We have taken various steps to pursue this strategy, including:

•
seeking to grow the Bank organically, with a significant focus on our consumer lending segments, and to a lesser extent by partnering with fintech companies in our strategic partnership program;
•
carrying-out cost-cutting measures, including reducing our employee headcount by more than 30% at our parent company Medallion Financial Corp. and closing satellite offices in Long Island City, New York; Chicago, Illinois; and Boston, Massachusetts; and
•
exiting non-core investments, including selling the assets of LAX Group, LLC on December 16, 2020, exiting our investments in RPAC on December 1, 2021, reducing balance sheet exposure to zero at Medallion Fine Art, Inc. during 2021, and selling approximately 80% of our investment in Upgrade, Inc. during 2021, resulting in net cash proceeds of $12.5 million, and a gain of $11.3 million.

Our Market

We provide loans to individuals and small to mid-size businesses, through our subsidiaries, under four operating segments:

•
loans that finance consumer purchases of recreational vehicles, boats, and other consumer recreational equipment;
•
loans that finance consumer home improvements;
•
loans that finance commercial businesses; and
•
historically, loans that finance taxi medallions.

The following chart shows the details of our loans receivable as of December 31, 2021.

(Dollars in thousands)	Loans	Allowance for Loan Loss	Net Loans Receivable
Recreation	$961,320	$32,435	$928,885
Home improvement	436,772	7,356	429,416
Commercial	76,696	1,141	75,555
Medallion	14,046	9,234	4,812
Strategic partnership	90	—	90
Total	$1,488,924	$50,166	$1,438,758

Recreation Lending

Recreation lending is a high-growth business focused on originating prime and non-prime recreation loans. The segment is a significant source of income, accounting for 74.4% of our interest income for the year ended December 31, 2021. All of our recreation loans are serviced by a third-party loan servicer that we have used since the business’s inception.

Through the Bank, we maintain relationships with approximately 3,100 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable to the Bank. We receive approximately half of our loan volume from dealers and the other half from FSPs. Approximately 50% of recreation lending’s new loan originations for the year ended December 31, 2021 were from our top ten dealer and FSP relationships. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation lending portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $17,000 as of December 31, 2021. The loans are fixed rate loans with an average term at origination of approximately 11.5 years. The weighted average remaining term of our loans outstanding as of December 31, 2021 is 9.4 years, and the average payoff time is 3.4 years. The size, geographic dispersion, source and collateral variety of the loans reduces risk to the Company. As of December 31, 2021, recreation loans were primarily secured by recreational vehicle, or RV, loans, which make up 60% of the portfolio, and boat loans, which make up 19% of the portfolio. Recreation loans are made in all fifty states, with the highest concentrations in Texas, California, and Florida, at 16%, 10%, and 9% of loans outstanding as of December 31, 2021 and with no other states over 5%.

Home Improvement Lending

Through the Bank, we work directly with contractors and FSPs to offer flexible customer financing for window, siding, and roof replacement, swimming pool, and other home improvement projects. Our core product is a standard installment loan, which features affordable monthly payments and competitive interest rates for prime credit customers at no cost to the contractor. We also offer a variety of promotional loan options to help contractors close a challenging sale. Promotional loan options include same-as-cash, no interest, and deferred payment features, which allow borrowers to reduce the total cost of financing, or start repayments when it is most convenient.

Home improvement lending operates in a manner similar to recreation lending, with a few key differences. Through the Bank, we currently maintain a smaller number of relationships, with approximately 900 contractors and FSPs. Management monitors the number of contractors and FSPs and their relative contributions as a means of assessing market share and segment growth. Most of our home improvement-financed sales take place in the borrower’s home instead of a store, with the contractor presenting the borrower with a bid that includes a financing option.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. Approximately 54% of home improvement lending’s new loan originations for the year ended December 31, 2021 were from our top ten contractors and FSP relationships. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

We offer home improvement loans with only fixed rates, with an average term at origination of approximately 13.1 years. The weighted average remaining term of our loans outstanding is 11.9 years as of December 31, 2021, and the average payoff term is 2.7 years. The average size of the loans in our home improvement portfolio is approximately $17,400, and geographic dispersion and source and collateral variety of home improvement loans reduces risk to the Company. As of December 31, 2021, home improvement loans were concentrated in roofs, swimming pools, and windows at 30%, 26%, and 13%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Florida, and Ohio at 10%, 10%, and 8% of loans outstanding as of December 31, 2021 and with no other states over 6%.

Commercial Lending

Mainly through our subsidiary Medallion Capital, we originate both senior and subordinated loans nationwide to businesses to finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business, we have originated more than $1.0 billion in commercial loans. Commercial loans of $76.7 million comprised 5% of our gross loans receivable as of December 31, 2021, compared to $65.3 million, or 5% of our gross loans receivable, as of December 31, 2020.

We have worked to increase our commercial loan activity, primarily because of the attractive higher yielding nature of most of this business. We focus our marketing efforts on the manufacturing, professional, scientific, and technical services, more than 47% of which are located in the Midwest region, with the rest scattered across the country. These commercial loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.0 million to $5.0 million at origination. As a component of most of the transactions, a portion of the investment is an equity or partnership stake, and occasionally, we also receive warrants to purchase an equity interest in the borrowers or some other form of success fee or profit participation. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base, with a wider geographic area of coverage, and by expanding the targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 912 basis points over the prevailing prime rate at the end of 2021, down from 981 basis points over the prime rate at the end of 2020.

Medallion Lending

Medallion loans of $14.0 million comprised 1% of our gross loans receivable as of December 31, 2021, down from $37.8 million, or 3% of our gross loans receivable, as of December 31, 2020. Including loans to unaffiliated investors and unconsolidated subsidiaries, the total amount of medallion loans under our management was $34.5 million as of December 31, 2021, compared to $119.9 million as of December 31, 2020.

Medallion loans collateralized by New York City taxi medallions and related assets comprised 89% of the medallion loan portfolio as of both December 31, 2021 and 2020.

While medallion loans become delinquent or default, our medallion loans are secured by the taxi medallion and enhanced with personal guarantees of the owners, shareholders or equity members. When a borrower defaults on a loan, we have the ability to restructure the underlying loan or repossess the taxi medallion collateralizing that loan and sell it in the market or through a foreclosure auction and pursue the personal guarantees, all of which we have done. We have recorded an allowance for loan losses against the loans to mitigate potential future losses, and have placed the entire portfolio on nonaccrual. Consistent with our established policy, once loans become 120 days past due, they are charged off down to collateral value and transferred to loan collateral in process of foreclosure. Medallion loan collateral in process of foreclosure was $35.7 million as of December 31, 2021, compared to $53.1 million as of December 31, 2020.

New York City Market. A New York City taxi medallion is the only permitted license to operate a taxi and accept street hails in New York City. As reported by the TLC, taxi medallions sold for a wide variety of prices during 2021. Our analysis of transaction activity supported our estimated value of $79,500, net of liquidation costs, as of December 31, 2021.

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

Most New York City taxi medallion transfers are handled through approximately 18 taxi medallion brokers licensed by the TLC. In addition to brokering taxi medallions, these brokers also arrange for TLC documentation insurance, vehicles, meters, and financing. We have excellent relations with many of the most active brokers, and previously had received referrals from them regularly.

Newark Market. We estimate that the average Newark taxi medallion value is $79,500, net of liquidation costs, as of December 31, 2021. The number of outstanding Newark taxi medallions has been limited to 600 since 1950 by local law.

Chicago Market. We estimate that the average Chicago taxi medallion value is $6,000, net of liquidation costs, as of December 31, 2021. As of December 31, 2021, the number of outstanding Chicago taxi medallions has been limited to 6,995, pursuant to a municipal ordinance.

Other Markets. We have minor exposure to other medallion markets in cities across the U.S., specifically Boston and Cambridge. As of December 31, 2021 these markets make up a de minimis percentage of our total assets.

Strategic Partnerships

The Bank’s strategic partnership program began in 2019, and the Bank currently partners with financial technology, or fintech, companies to offer loans and other financial services to customers. The associated activities are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties without recourse within a specified time after origination, such as three business days. Revenues are currently derived primarily from contracted program fees paid to us by our strategic partners and interest income earned while the loans or receivables remain on our books, offset by any transaction fees paid by us to our strategic partners for their role in processing loan applications. For the year ended December 31, 2021, we originated $11.0 million in strategic partnership loans, compared to $1.7 million for the year ended December 31, 2020. We had less than $0.1 million strategic partnership loans included in net loans receivable as of both December 31, 2021 and 2020.

Our Strategy

Our core philosophy has been to identify markets that are profitable and where we can be an industry leader. The key elements of our strategy to grow our consumer lending (recreation and home improvement) and commercial lending businesses and increase their profitability include:

Capitalize on relationships with brokers and dealers. We are committed to establishing, building, and maintaining relationships with our brokers and dealers. Our marketing efforts are focused on building relationships in the consumer markets as we work directly with dealerships, contractors and FSPs to offer quality financing for their customers, including those with past credit challenges. We believe that relationships with dealers and brokers provide us with, in addition to loan origination opportunities, significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of dealer and broker relationships in our target markets over the last 50 years. We believe that our management team’s relationships with these dealers and brokers have provided and will continue to provide us with loan origination opportunities. In 2021, all of our consumer loans were generated by brokers and dealers.

Focus on niche industries and our expertise in these niche fields. We specialize in providing consumer loans for the purchase of RVs, boats, and other consumer recreational equipment, and to finance home improvements through contractors and suppliers in the home improvement sector. We believe our focus on these niche areas provides us with an opportunity to realize favorable returns.

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

Leverage the skills of our experienced management team. The members of our management team, including the Bank, have broad investment backgrounds, with prior experience in banking and non-bank consumer and commercial lending, at specialty finance companies, middle market commercial banks, and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

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

Expand our strategic partnership program. We launched an initial fintech partnership during 2020. These activities include originating loans or other receivables marketed by our partners, and selling those loans or receivables to our partners, within a specified time after origination, such as three business days. Revenues are derived primarily from contracted program fees paid to us by our partners, and interest income earned while the loans or receivables are on our books, offset by transaction fees paid to our partners for processing loan applications. Our partners are non-banks offering loans and other financial services to their customers. During 2021, we entered into a second strategic partnership to provide loan origination services.

Carry out cost-cutting measures where appropriate. We are seeking to further reduce our expenses in certain areas to better align our structure with its profitability. Since the beginning of 2020 we reduced our employee headcount by more than 30% at the parent company Medallion Financial Corp. and closed satellite offices in Long Island City, New York, Chicago, Illinois, and Boston, Massachusetts.

Exit non-core investments when appropriate. We have exited our non-core investments, including selling the assets of LAX Group, LLC on December 16, 2020, selling approximately 80% of our investment in Upgrade, Inc. during 2021, resulting in net cash proceeds of $12.5 million and a gain of $11.3 million, reducing balance sheet exposure to zero for Medallion Fine Art, Inc., and exiting our investment in RPAC on December 1, 2021, as well as exiting other non-core investments when practicable to maximize our proceeds.

Loan Characteristics

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around eleven to fourteen years. Interest rates offered are fixed. Borrowers may prepay consumer loans without any prepayment penalty. In general, the Bank has established relationships with dealers, FSPs, and contractors, who are the sources for consumer loan volumes. The loans are made up of recreation loans and home improvement loans which were 69% and 31% of total consumer loans at December 31, 2021.

Our recreation loans are secured primarily by RVs, boats and other consumer recreational equipment with a small proportion of loans secured by other collateral such as autos, motorcycles and boat motors. These loans, which together make up our largest and most profitable loan portfolio, have a weighted average yield of 14.5% at December 31, 2021. Our home improvement loans are secured by the personal property installed on real property, and the security interest for a majority of these loans is perfected with a UCC fixture filing. As of December 31, 2021, these loans had a weighted average yield of 8.47%.

Commercial Loans. We have typically originated commercial loans in principal amounts generally ranging from $2.0 million to $5.0 million, and occasionally have originated loans under or in excess of those amounts. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. Substantially all loans may be prepaid, and in the first five years, a prepayment fee may be owed to us. The term of, and interest rate charged on, certain of our outstanding loans are subject to the regulations of the Small Business Administration, or the SBA. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%; however, terms and interest rates are subject to market competition for all loans.

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxi medallions and related assets. We estimate that the weighted average loan-to-value ratio of all of the medallion loans was 295% as of December 31, 2021, compared to 327% as of December 31, 2020. These ratios do not factor in the reserve on these loans of $9.2 million and $25.0 million as of December 31, 2021 and 2020 and also include loan collateral in process of foreclosure, held at the lower of amortized cost or collateral value. In addition, we have recourse against the vast majority of the owners of the taxi medallions and related assets through personal guarantees. Other than in connection with dispositions of existing medallion assets, Medallion Financial Corp. has not originated a new medallion loan since 2015, and the Bank has not originated a new medallion loan since 2014.

Medallion loans generally require equal monthly payments covering accrued interest and amortization of principal over a five to twenty-five year schedule, subject to a balloon payment of all outstanding principal at maturity. Historically, we have originated loans with one to five year maturities where interest rates are adjusted and a new maturity period set.

Marketing, Origination, and Loan Approval Process

We employ 92 persons as of December 31, 2021, to originate, manage, service, and collect on the consumer, commercial, and medallion loans. Each loan application is individually reviewed through analysis of several factors, including loan-to-value ratios, the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each medallion and commercial loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds.

The Company’s senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans (other than those by the Bank) must be approved by the Company’s Chief Executive Officer, President, and/or the Chief Credit Officer and the Investment Oversight Committee of the Company’s board of directors. Loan criteria for loans originated with the Bank is established by the Bank’s board of directors and senior management. The Bank’s policies identify specific approval authorities for its recreation, home improvement, medallion, and real estate loans. Policy exceptions are reported to the Bank’s board of directors. Consumer loans are primarily sourced through relationships with RV and boat dealers, and home improvement contractors throughout our market area. Commercial loans are generally sourced through a network of private equity sponsors who we have long-standing relationships with, and are also referred by contacts with banks, attorneys, and accounting firms. Medallion loans are sourced from brokers with extensive networks of applicants.

Sources of Funds

Management determines our funding sources, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. We also fund our lending operations through debt offerings and private placements, and fixed-rate, senior secured notes and long-term subordinated debentures issued to the SBA. In the past, we have utilized credit facilities with banks, as well as equity and debt offerings, to fund our lending operations. Our funding strategy and interest rate risk management strategy is to have the proper structuring of debt to minimize both rate and maturity risk, while maximizing returns with the lowest cost of funding over an intermediate period of time. Since the inception of the Bank, substantially all of the Bank’s borrowings have been provided by FDIC insured brokered certificates of deposit.

The table below summarizes our sources of available funds and amounts outstanding under credit facilities, exclusive of deferred financing costs of $7.1 million, and their respective end of period weighted average interest rates at December 31, 2021. See Note 5 to the consolidated financial statements for additional information.

(Dollars in thousands)	Total
Cash, cash equivalents, and federal funds sold	$124,484
Brokered CDs & other funds borrowed	1,254,038
Average interest rate	1.20%
Retail and privately placed notes	121,000
Average interest rate	7.66%
Maturity	3/24-12/27
SBA debentures and borrowings	79,463
Amounts undisbursed	9,500
Amounts outstanding	69,963
Average interest rate	2.72%
Maturity	3/23- 3/32
Preferred securities	33,000
Average interest rate	2.31%
Maturity	9/37
Total cash(1)	$124,484
Total debt outstanding	$1,478,001
(1)
Includes $61.3 million at the Bank and $22.4 million at SBIC subsidiaries.

We fund our fixed-rate loans with fixed rate brokered certificates of deposit, fixed rate private notes, fixed-rate SBA debentures and borrowings, and to a lesser extent variable rate borrowings. The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk. We seek to manage our exposure to increases in market rates of interest to an acceptable level by incurring fixed-rate debt.

Nevertheless, we accept varying degrees of interest rate risk depending on market conditions. For additional discussion of our funding sources and asset liability management strategy, see Asset/Liability Management on page 46.

Competition

Banks, credit unions, and finance companies, some of which are SBICs, compete with us in originating consumer and commercial loans. Many of these competitors have greater resources than we have, and certain competitors are subject to less restrictive regulations than we are. As a result, we cannot assure you that we will be able to identify and complete the financing transactions that will permit us to compete successfully.

Human Capital Resources

As of December 31, 2021 we employed 136 persons: 95 at Medallion Bank, 34 at our parent company, and 7 at Medallion Capital. This compares to 187 persons at the end of 2020: 87 at Medallion Bank, 51 at our parent company, 42 at RPAC (which was sold in December 2021), and 7 at Medallion Capital.

We are committed to hiring inclusively, fostering an inclusive culture, and ensuring equitable pay for employees. We value diversity among all of our employees. Equal employment opportunity is a fundamental principle at the Company, where employment is based upon personal capabilities and qualifications. We prohibit and do not tolerate any discrimination against employees, applicants, interns or any other covered persons, and we ensure equal employment opportunity without discrimination on the basis of race, color, creed, religion, national origin, ancestry, ethnicity, citizenship status, physical or mental disability, age, sex (including pregnancy), gender, gender identity or gender expression (including transgender status), marital status, familial status, veteran status, genetic information or any other protected characteristic as established by applicable federal, state or local law.

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

The health and safety of our employees is one of our highest priorities. As we continue to monitor the ongoing effects of the COVID-19 pandemic, we have implemented and continue to monitor changes in health and safety legal and regulatory requirements to help ensure the health and safety of our employees. We have taken steps to operate through this crisis, including having had our workforce work remotely on a part-time basis in New York, though our employees outside of New York largely continue to work remotely. We have implemented and continue to monitor changes in health and safety legal and regulatory requirements to help protect the health and safety of our employees. Additionally, while there are certain risks with our workforce working remotely, we have implemented additional mitigating controls to help reduce such risks.

MATERIAL US FEDERAL INCOME TAX CONSIDERATIONS

For our years ended December 31, 2021 and 2020, we have been taxed as a corporation and must pay corporate-level federal and state income taxes on our taxable income. Because we were taxed as a corporation under Subchapter C of the Internal Revenue Code, or the Code, for the year ended December 31, 2020, we are able to carry forward any net operating losses incurred to succeeding years. In addition, distributions will generally be taxable to our stockholders to the extent of our current and accumulated earnings and profits for US federal tax purposes. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction.

SUPERVISION AND REGULATION

Exemption from the 1940 Act

In order to maintain our status as a non-investment company, we operate so as to fall outside the definition of an “investment company” or within an applicable exception. We expect to continue to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. We monitor our continued compliance with this exception, and were compliant with as of December 31, 2021.

Regulation of Medallion Bank as an Industrial Bank

In May 2002, we formed the Bank, which received approval from the FDIC for federal deposit insurance in October 2003. The Bank is subject to extensive federal and state banking laws, regulations, and policies that are intended primarily for the protection of depositors, the Deposit Insurance Fund, and the banking system as a whole; not for the protection of our other creditors and stockholders.

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

Under the risk-based capital standards, the Bank’s assets, exposures and certain off-balance sheet items are assigned to broad risk categories, each with designated weights, and the resulting capital ratios represent capital as a percentage of total risk-weighted assets. The minimum capital ratios applicable to us are as follows:

•
CET1 Risk-Based Capital Ratio, equal to the ratio of Common Equity Tier 1 (CET1), capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets and accumulated other comprehensive income. The minimum CET1 risk-based capital ratio requirement is 4.5%.
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

In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules, the Bank must also maintain the required capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions (including dividends on the Bank’s preferred stock) and certain discretionary bonus payments to management. The capital conservation buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios.

The table below shows the capital requirements the Bank is required to maintain:

Minimum U.S. Basel III Regulatory Capital Ratio Plus Capital Conservation Buffer
CET1 risk-based capital ratio	7.0%
Tier 1 risk-based capital ratio	8.5%
Total risk-based capital ratio	10.5%

For purposes of calculating the denominator of the three risk-based capital ratios, the assets of covered banking organizations are given risk weights that, under the US Basel III capital rules, range from 0% to 1,250%, depending on the nature of the asset. Most of the Bank’s loans are assigned a 100% risk weight, with loans that are 90 days or more past due or on nonaccrual assigned a 150% risk weight. In addition, direct obligations of the U.S. Department of the Treasury (U.S. Treasury), or obligations unconditionally guaranteed by the U.S. government have a 0% risk weight, while general obligation claims on states or other political subdivisions of the United States are assigned a 20% risk weight, except for municipal or state revenue bonds, which have a 50% risk weight.

The U.S. Basel III capital rules provide for limited recognition in CET1 capital, and deduction from CET1 capital above certain thresholds, of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The federal banking regulators issued a final rule, which became fully effective for the Bank in April 2020, designed to simplify the capital treatment of those categories of assets for banking organizations, such as the Bank, that are not subject to the advanced approaches in the U.S. Basel III capital rules.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. The Basel Committee’s standards will generally be effective on January 1, 2023. As with all standards proposed by the Basel Committee, the December 2017 standards are not effective in any jurisdiction until rules implementing such standards have been implemented by the relevant regulators in such jurisdiction. The U.S. federal bank regulatory agencies have not yet proposed rules implementing these standards for the purposes of risk-based capital ratios.

Federal banking regulators published a final rule, effective in April 2019, permitting banking organizations to phase in any adverse day-one regulatory capital effects of the adoption of ASU 2016-13 (referred to as the current expected credit loss model, or CECL), over a period of three years. For additional information on ASU 2016-13, see “Note 1. Organization and summary of significant accounting policies” in the annual audited financial statements included elsewhere in this Form 10-K.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, or EGRRCPA, required the federal banking regulators to adopt regulations to implement an exemption from the U.S. Basel III capital rules for smaller banking organizations, including the Bank, that maintain a “Community Bank Leverage Ratio” of at least 8% to 10%. Specifically, the EGRRCPA provides that if any depository institution or depository institution holding company with less than $10 billion in total consolidated assets maintains tangible equity in excess of this leverage ratio, as implemented by the federal banking regulators, it would be deemed to be in compliance with (i) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (ii) in the case of a depository institution, the capital ratio requirements to be considered “well-capitalized” under the federal banking agencies’ “prompt corrective action” regime; and (iii) “any other capital or leverage requirements” to which the depository institution or holding company is subject, unless the appropriate federal banking agency determines otherwise based on the particular institution’s risk profile.

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

In addition, as discussed under “Capital Standards,” if the Bank’s risk-based capital ratios do not satisfy the minimum risk-based requirements plus the capital conservation buffer, the Bank will face graduated constraints on, among other things, capital distributions (including dividends on the Bank’s preferred stock) based on the amount of the shortfall and the amount of the Bank’s eligible retained income. For these purposes, eligible retained income is defined as the greater of (i) net income for the four preceding quarter, net of distributions and associated tax effects not reflected in net income; and (ii) the average net income over the preceding four quarters.

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

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. In May 2020, the OCC issued a final rule that implemented many of the provisions of the notice of proposed rulemaking and added certain clarifications and transitional relief. The FDIC did not join in the final rule and indicated that it was not prepared to finalize the proposal at that time. In December 2021, the OCC issued a final rule rescinding its 2020 CRA rule, stating its intention to facilitate the ongoing interagency work to modernize the CRA regulatory framework and promote consistency for all insured depository institutions. The Bank will continue to evaluate any changes to the CRA regulations and their impact to the Bank’s financial condition, results of operations or liquidity.

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

State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. In recent years, several states adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act, which became effective in January 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds and imposes privacy compliance obligations with regard to the personal information of California residents. November 2020 amendments expanding the scope of and requirements under the California Consumer Privacy Act will generally become effective in January 2023.

In November 2021, federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer-security incidents. Under the final rule, the FDIC-supervised banking organizations, such as us, are required to notify the FDIC within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States. The rule is effective April 1, 2022, with compliance required by May 1, 2022.

Anti-Money Laundering and the USA PATRIOT Act

The Bank is subject to the anti-money laundering (AML) provisions of the Bank Secrecy Act, or the BSA, as amended by the USA PATRIOT Act, or the PATRIOT Act, and implementing regulations issued by the FDIC and the U.S. Treasury. The PATRIOT Act, which includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, is intended to facilitate the detection and prosecution of terrorism and international money laundering. The PATRIOT Act establishes standards for verifying customer identification incidental to the opening of new accounts. Other provisions of the PATRIOT Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network. The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. The U.S. Treasury’s Office of the Financial Crimes Enforcement Network, or FinCEN, issued a final rule, applicable as of May 2018, to clarify and enhance customer due diligence requirements for financial institutions. The rule (among other things) imposes certain obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rule. Bank regulators routinely examine institutions for compliance with customer due diligence obligations. In January 2021, the Anti-Money Laundering Act of 2020, or AMLA, which amends the BSA, was enacted.

The AMLA is intended to comprehensively reform and modernize US anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to AML compliance for financial institutions; requires the US Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the Treasury Department for testing technology and internal process for BSA compliance; expands enforcement- and investigations - related authority, including a significant expansion in the available sanctions for certain BSA violations and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA, including on our compliance costs and compliance risk relating to the BSA, will depend on, among other things, rulemaking and implementation guidance.

In June 2021, FinCEN issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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

Under current SBA regulations, the maximum rate of interest that Medallion Funding, Medallion Capital and Freshstart may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2021, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2021, our outstanding medallion loans had a weighted average rate of interest of 2.43%, and our outstanding commercial loans had a weighted average rate of interest of 12.34%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years.

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

SBICs are precluded from making investments in a small business if it would give rise to certain conflicts of interest. Generally, a conflict of interest may arise if an associate of the SBIC has or makes an investment in the small business that the SBIC is financing or serves as one of its officers or would otherwise benefit from the financing. A conflict of interest would also occur if an SBIC were to lend money to any of its officers, directors, and employees, or invest in any affiliates thereof. Joint investing with an associate (such as another fund controlled by affiliates of the general partner of the fund) may be made on identical terms or on terms that are fair to the SBIC. The SBA also prohibits, without prior SBA approval, a “change of control” or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements, or otherwise.

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

Other

Change in Control

Federal and Utah law and regulations prohibit any person or company from acquiring control of us and, indirectly, the Bank, without, in most cases, prior written approval of the FDIC or the Commissioner of Utah Department of Financial Institutions as a result of the Bank being an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act as well as Medallion Financial Corp. being a “financial institution holding company” within the meaning of the Utah Financial Institutions Act. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to several specified “control factors” as set forth in the applicable regulations. Although the Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in the Company is not insured or guaranteed by the FDIC, or any other agency, and is subject to loss. Under the Utah Financial Institutions Act, control is defined as the power directly or indirectly or through or in concert with one or more persons to (1) direct or exercise a controlling influence over the management or policies of us or the election of a majority of the directors of us, or (2) to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. If any holder of any series of the Bank’s preferred stock is or becomes entitled to vote for the election of the Bank’s directors, such series will be deemed a class of voting stock, and any other person will be required to obtain the non-objection of the FDIC under the Change in Bank Control Act to acquire or maintain 10% or more of that series. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval.

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

Valid When Made and True Lender

In June 2020, the FDIC published a final rule clarifying that a loan made by a state-chartered bank is considered “valid when made” pursuant to the preemptive authority in Section 27 of the FDIA, and therefore the loan’s original terms, including, among others, its interest rate, are valid and enforceable by any subsequent assignee, transferee, or buyer, regardless of the usury laws of other states. The FDIC rule does not address when a state-chartered bank is the "true lender" of a loan, and the ultimate effect of the FDIC rule remains uncertain in light of legal challenges to the FDIC’s rule and an analogous rule issued by the OCC as well as the 2021 repeal of the OCC's rule on whether a national bank is the "true lender" of a loan pursuant to the Congressional Review Act. On August 20, 2020, the state attorneys general of seven states and the District of Columbia filed suit against the FDIC, alleging that the final rule conflicts with the FDIA, exceeds the FDIC’s statutory authority, and violates the Administrative Procedure Act. On February 8, 2021, the district court granted the FDIC's motion for summary judgement, holding that the FDIC had the power to issue the "valid-when-made" rule and that its interpretation of the federal banking laws is entitled to judicial deference. The suit is ongoing, however, we believe the impact to the Bank, regardless of outcome, would be minimal.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Loan Portfolios and Business

The ongoing coronavirus, or COVID-19, pandemic, and the related significant negative impact on the global economy and financial markets, have had and could further have a material adverse impact on our business, operating results, and financial condition, particularly given our concentration in the consumer lending business.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in employment levels, as well as business, economic, and market conditions that have materially and adversely affected our business, operating results and financial condition. The full extent of the adverse impact of the COVID-19 pandemic on our business, results of operations, financial position (including capital and liquidity) and prospects depends on several evolving factors, including:

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

The effect of COVID-19 on our consumer loan portfolio and consumer businesses are uncertain, and we could suffer potential losses on our consumer loan portfolios as a result of the effects of the pandemic on the ability of our borrowers to repay their loans. The effects of the pandemic on us could be exacerbated given that our business model is largely consumer-directed and the pandemic, and preventative measures taken to contain or mitigate the pandemic, have had and may increasingly have significant negative effects on consumer discretionary spending and unemployment levels.

The impact of COVID-19 continues to impact the taxi industry. Despite New York City’s phased reopening, the extent to which the COVID-19 pandemic will continue to adversely affect New York City taxi medallion owners and, by extension, our medallion loans and other related assets will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities, and the direct and indirect impact of the pandemic on taxi medallion owners and the behaviors of people who have historically taken taxis. Since March 31, 2020, payments on medallion loans have decreased significantly compared to payments in prior periods. For the medallion business, no loans remained on deferral and it was determined it was impossible to quantify anticipated payment activity. As a result, all loans were placed on nonaccrual and written down to net collateral value in the 2020 third quarter. In addition, medallion loans in the New York City market were written down to $79,500 net as of December 31, 2020, and remain at this value through December 31, 2021. We are actively engaged with borrowers about modifying their loan agreements, and as a result, we placed all medallion loans on TDR as we work with borrowers. We continue to evaluate options for our medallion loan portfolio and related assets, which may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition.

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

Additionally, higher gasoline prices, inflation, volatile real estate values and market conditions, reset of adjustable rate mortgages to higher interest rates, general availability of consumer credit, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for RVs, boats, consumer recreational equipment and other consumer products (including in connection with home improvement projects), as well as weaken collateral values on certain types of consumer products. Any decrease in consumer demand for those products could have a material adverse effect on our ability to originate new loans and, accordingly, on our business, financial condition, and results of operations.

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

As of December 31, 2021, approximately 50% of our recreation loans were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. While our underwriting guidelines are designed to confirm that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless are expected to experience higher default rates than a portfolio of obligations of prime obligors. The weakening of our underwriting guidelines for any reason, such as in response to the competitive environment, in an effort to originate higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or other conditions, may result in loan defaults and charge-offs that may necessitate increases to our allowance for loan losses, each of which could adversely affect our net income and financial condition. In the event of a default on a recreation loan, generally the most practical recovery method is repossession of the financed vehicle, although the collateral value of the vehicle usually does not fully cover the outstanding account balance and costs of recovery. Repossession sales that do not yield sufficient proceeds to repay the receivables in full typically result in losses on those receivables.

In addition, our prime portfolio has grown in proportion to our overall portfolio over the past several years. While prime portfolios typically have lower default rates than non-prime portfolios, we have less ability to make risk adjustments to the pricing of prime loans compared to non-prime loans. As a result, to the extent our prime portfolio continues to grow, a larger proportion of our business will consist of loans with respect to which we will have less flexibility to adjust pricing to absorb losses. As a result of these factors, we may sustain higher losses than anticipated in our prime portfolio. Additionally, if our prime loan losses are higher than expected then we may also be at risk with regard to our forecasted losses, which could impact our loss reserves and results of operations.

Decreases in the value of our medallion loan collateral, including the impact on loans in process of foreclosure, and our Chicago taxi medallions purchased out of foreclosure have had, and may continue to have, a material adverse effect on our business.

Other than in connection with dispositions of existing medallion assets, we stopped originating new medallion loans in July 2015, and the Bank has not originated new medallion loans since 2014. Our medallion loans and related assets represent less than 3% of our total assets at December 31, 2021. In recent years, increased competition has reduced the overall market for taxi services, income generated from operating medallions, and the value of taxi medallions. If these trends continue, there will be further negative impacts to our medallion loans and related assets. We estimate that the market value for a New York City taxi medallion is $85,000, $79,500 net of liquidation costs, as of December 31, 2021.

We own 159 Chicago taxi medallions that were purchased out of foreclosure in 2003. Additionally, a portion of our loan revenue is derived from loans collateralized by Chicago taxi medallions. We estimate that the market value for a Chicago taxi medallion to be approximately $11,500, $6,000 net of liquidation costs, as of December 31, 2021.

Government entities may take other actions in the future, which could have adverse effects on the market for taxi medallions and which could affect our financial condition and results of operations. Every city in which we have originated medallion loans, and most other major cities in the United States, limits the supply of taxi medallions, which results in supply restrictions that support the value of taxi medallions. Loosening restrictions that result in the issuance of additional taxi medallions could decrease the value of taxi medallions in that market and in turn, adversely affect the value of the collateral securing our then outstanding medallion loans in that market.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 295% as of December 31, 2021. If taxi medallion values continue to decline, there is likely to be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the taxi medallion collateral would be diminished, which would result in future losses on defaulted medallion loans that could have an effect on our business. If we are required to liquidate all or a portion of our medallion loans quickly, we would realize less than the value at which we had previously recorded such medallions.

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

We periodically review and update our methodology, models and the underlying assumptions, estimates and assessments we use to establish our allowance for loan losses to reflect our view of current conditions. Moreover, our regulators, as part of their supervisory function, periodically review the methodology, models and the underlying assumptions, estimates and assessments we use for calculating, and the adequacy of, our allowance for loan losses. Our regulators, based on their judgment, may conclude that we should modify our methodology, models or the underlying assumptions, estimates and assessments, increase our allowance for loan losses, and/or recognize further losses. We continue to review and evaluate our methodology, models and the underlying assumptions, estimates, and assessments we use and we will implement further enhancements or changes to them, as needed. We cannot provide assurance that our loan loss reserves will be sufficient to cover actual losses. Future increases in the allowance for loan losses or recognized losses (as a result of any review, update, regulatory guidance, changes in accounting standards or otherwise) will result in a decrease in net earnings and capital and could have a material adverse effect on our business, results of operations, and financial condition.

Our business, financial condition and results of operations could be negatively impacted if we are unsuccessful in developing and maintaining relationships with dealerships, contractors, and FSPs.

We originate loans by working with third-party sellers of consumer products and not working directly with consumers. As a result, our ability to originate consumer loans depends on relationships with a limited number of dealerships, contractors, and FSPs. Although we have relationships with various dealerships, contractors, and FSPs, none of relationships are exclusive and each may be terminated at any time. In addition, a large proportion of our new loan originations is concentrated in our top ten relationships, the loss of a significant relationship could have a negative effect on demand for our products and our new loan originations. There is also significant competition for the contractor and FSP relationships we depend on in connection with our home improvement lending segment. The loss of any of these relationships, our failure to develop additional relationships, and circumstances in which our existing dealer, contractor, and FSP relationships generate decreased sales and loan volume all may have a material adverse effect on a substantial part of our business, financial condition and results of operations.

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

In addition, the majority of our loan portfolio is comprised of fixed-rate loans. To the extent our funding costs increase in response to an increase in market rates of interest, an abrupt increase in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at higher prevailing interest rates.

Additionally, because we borrow to fund our loans and investments, a portion of our income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments, such as medallion loans, will have fixed interest rates, while a portion of our borrowings may have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations. Also, we will have to rely on our counterparties to perform their obligations under such hedges.

Financing and Related Risks

Failure to raise additional capital in the future could have a material adverse effect on our results of operations and financial position.

Our privately placed notes contain certain provisions that require us to meet certain tests in order to raise additional debt. We cannot guarantee that we will continue to meet such tests in the future. Additionally, our ability to obtain additional sources of funds including through credit facilities or other alternative sources of financing may be difficult, and we cannot guarantee that we will be able to do so on terms favorable to us or at all. The availability of credit facilities depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of the banks that participate in credit facilities and the availability of bank liquidity in general.

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

Medallion Bank’s brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. Although Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of brokered deposits. In addition, Medallion Bank’s ability to rely on brokered deposits as a source of funding is subject to capitalization requirements set forth in the FDIC’s prompt corrective action framework. Medallion Bank may not accept or renew brokered deposits unless it is “well-capitalized” or it is “adequately capitalized” and it receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts or renews brokered deposits under a waiver from the FDIC is subject to additional restrictions on the interest rates it may offer. See "Our Business - Supervision and Regulation" for additional information.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make payments on our indebtedness and fund operations. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% Tier 1 leverage ratio (Tier 1 capital to average assets). As of December 31, 2021, Medallion Bank’s Tier 1 leverage ratio was 17.5%. We received dividends from Medallion Bank of $19.0 and $6.0 million for the years ended December 31, 2021 and 2020.

Legal and Regulatory Risks

We are subject to pending litigation with the SEC for certain violations of the federal securities laws, which could result in material fines and/or other sanctions and accordingly have a material adverse effect on our business, reputation, financial condition, results of operations and/or stock price, as well as a bar against our President and Chief Operating Officer.

As described in Note 10 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K, on December 29, 2021, the SEC filed a civil complaint in the U.S. District Court for the Southern District of New York against the Company and its President and Chief Operating Officer alleging certain violations of the antifraud, books and records, internal controls and anti-touting provisions of the federal securities laws. The litigation relates to certain issues that occurred during the period 2015 to 2017, including (i) the Company’s retention of third parties in 2015 and 2016 concerning posting information about the Company on certain financial websites and (ii) the Company’s financial reporting and disclosures concerning certain assets, including Medallion Bank, in 2016 and 2017, a period when the Company had previously reported as a business development company (“BDC”) under the Investment Company Act of 1940. Since April 2018, the Company does not report as a BDC, and has not worked with such third parties since 2016. The Company does not expect to change previously reported financial results.

The SEC is seeking injunctive relief, disgorgement plus pre-judgment interest and civil penalties in amounts unspecified, as well as an officer and director bar against the Company’s President and Chief Operating Officer. Although the Company and its President and Chief Operating Officer intend to defend themselves vigorously and believe that the SEC will not prevail on its claims, the litigation could result in material fines or other sanctions against the Company and/or its President and Chief Operating Officer. In such event, the Company could incur a loss and other penalties that could be material to the Company, its results of operations and/or financial condition as well as a bar against its President and Chief Operating Officer. In addition, the Company has and expects to further incur significant legal fees and expenses in defending such charges by the SEC and the Company may be subject to shareholder litigation relating to these SEC matters.

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

Our inability to remain in compliance with regulatory requirements could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.

The USA PATRIOT Act of 2001 and the Bank Secrecy Act, or the BSA, require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers and beneficial owners of certain legal entity customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or expanding activities. During the last several years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have policies and procedures designed to assist in compliance with the BSA and other anti-money laundering laws and regulations, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our employees, agents, and intermediaries with respect to our business or any businesses that we may acquire. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Changes in the Presidential Administration or control of Congress also increases the likelihood of further changes to laws, regulations and supervisory practices affecting financial institutions, which could include more stringent requirements and greater scrutiny from regulatory authorities.

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

Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and the Company is a “financial institution holding company” within the meaning of the Utah Financial Institutions Act. As a result of this status, federal and Utah law and regulations prohibit any person or company from acquiring control of us and, indirectly Medallion Bank, without, in most cases, prior written approval of the FDIC or the Commissioner of the Utah Department of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to several specified “control factors” as set forth in the applicable regulations. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of our common stock. Although Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in the Company is not insured or guaranteed by the FDIC, or any other agency, and is subject to loss.

Risk Relating to Our Growth and Operations

Competition with other lenders could adversely affect us.

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

In July 2019, we began building a new strategic partnership program, through which the Bank partners with third parties to offer consumer loans and other financial services. Potential legal and regulatory risks associated with this line of business remain uncertain, and may develop in ways that could affect us adversely, including as a result of legal proceedings brought against us on the basis that we are the “true lender” of the loans facilitated, held, and serviced by our partners, or on the basis of a determination by the FDIC or other financial regulators that our strategic partnership program represents an unsafe and unsound practice.

We may continue to change our strategy and enter new lines of business, including through the acquisition of another company, acquisitions of new types of loan portfolios or other asset classes, or otherwise, in the future. Any new business initiatives, including our strategic partnership program, have in the past and may in the future, expose us to new and enhanced risks, including new credit-related, compliance, fraud, market and operational risks, increased compliance and operating costs, different and potentially greater regulatory scrutiny of such new activities and assets and may expose us to new types of consumers as well as asset classes, activities and markets.

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

We have been, and likely will continue to be, the target of attempted cyber-attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber-attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, the current work-from-home environment, the outsourcing of some of our business operations, the ongoing shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems. In addition, our increasing interconnectivity with service providers, dealerships, contractors and FSPs, including through application programming interfaces, increases the risk that a security breach or other disruption affecting a third party materially affects our ability to conduct business.

We are dependent upon our key investment personnel for our future success.

We depend on the diligence, skill, and network of business contacts of the investment professionals we employ for sourcing, evaluating, negotiating, structuring, and monitoring our investments. Our future success will also depend, to a significant extent, on the continued service and coordination of our senior management team, particularly, Alvin Murstein, our Chairman and Chief Executive Officer, Andrew M. Murstein, our President, and the senior management team at Medallion Bank. The departure of any other member of our senior management team could have a material adverse effect on our business and financial results.

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

As of December 31, 2021, we had $1.5 billion of outstanding indebtedness with a weighted average borrowing cost of 1.82%.

Approximately $653.0 million of our borrowing relationships have maturity dates during 2022 through 2023, a vast majority of which are brokered CDs. Additionally, with the cessation of LIBOR in 2023, there could be rate adjustments that may have an impact to our cost of borrowings. We currently have $33.0 million of indebtedness of which the interest rate is LIBOR-based. See Note 6 of our consolidated financial statements for a discussion of the current and new lending arrangements to date.

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

We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2021 by $1.3 million on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been a reduction in net income by $0.8 million at December 31, 2021. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in various legal proceedings incident to the ordinary course of our business, including collection matters with respect to certain loans. We intend to vigorously defend any outstanding claims and pursue our legal rights. In the opinion of our management and based upon the advice of legal counsel, except for the pending SEC litigation, as described below, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision could result in a material adverse effect on our results of operations or financial condition.

See Note 10 “Commitments and Contingencies” subsections (c) and (d) to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for details of the Company’s legal proceedings, including the pending SEC litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2016 and compares the Company’s common stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2016 in each of the Company’s common stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulative Total Return

Based on Initial Investment of $100 on December 31, 2016

with dividends reinvested

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of March 11, 2022, there were approximately 188 holders of record of our common stock. On March 11, 2022, the last reported sale price of our common stock was $9.05 per share.

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. The Board of Directors has reinstated our quarterly dividend, with a dividend payable in March 2022. We may, however, re-evaluate this new dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes

We have adopted a dividend reinvestment plan pursuant to which stockholders may elect to have distributions reinvested in additional shares of common stock. When we declare a distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the distribution is declared plus brokerage commissions. The automatic reinvestment of distributions will not release plan participants of any income tax that may be payable on the distribution. Stockholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given distribution payment date. Upon termination, we will issue to a stockholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Stockholders may obtain additional information about the dividend reinvestment plan by contacting the American Stock Transfer & Trust Company, LLC at 6201 15th Avenue, Brooklyn, NY, 11219.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not repurchase any of our shares during the three months ended December 31, 2021. Accordingly, under our Stock Repurchase Program previously authorized by our Board of Directors, up to $22,874,509 of shares remain authorized for repurchase under the program.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OBJECTIVE

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the years ended December 31, 2021, 2020, and 2019. This section is intended to provide management's perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 17. Additionally, more information about our business activities can be found in “Business.”

GENERAL

We are a finance company whose focus and growth has been through Medallion Bank (a wholly-owned subsidiary), which originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and home improvements, and provides loan origination and other services to fintech partners.

Our focus is on growing our consumer finance and commercial lending portfolios. As of December 31, 2021, our consumer loans represented 94% of our gross loan portfolio, with commercial loans representing 5% and medallion loans representing 1%. Total assets under management, which includes assets serviced for third-party investors, were $1.9 billion as of December 31, 2021 and $1.7 billion as of December 31, 2020.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations, currently and historically, through a wide variety of interest-bearing sources, such as bank certificates of deposit issued to customers, debentures issued to and guaranteed by the SBA, privately placed notes, preferred securities, and bank term debt. Net interest income fluctuates with changes in the yield on our loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-earning assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities.

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

We have focused on growing our consumer lending segments and maintaining the profitability of our commercial lending segment. Since the beginning of 2020, we have taken various steps to pursue this strategy, including:

•
seeking to grow the Bank organically with a significant focusing on our consumer lending segments, and to a lesser extent by partnering with fintech companies in our strategic partnership program;
•
carrying-out cost-cutting measures, including reducing our employee headcount by more than 30% at our parent company Medallion Financial Corp. and closing satellite offices in Long Island City, New York; Chicago, Illinois; and Boston, Massachusetts; and
•
exiting non-core investments, including selling the assets of LAX Group, LLC on December 16, 2020, exiting our investments in RPAC on December 1, 2021, reducing balance sheet exposure to zero at Medallion Fine Art, Inc. during 2021, and selling approximately 80% of our investment in Upgrade, Inc. during 2021, resulting in net cash proceeds of $12.5 million and a gain of $11.3 million.

The Bank is an industrial bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. The Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we referred a portion of our medallion and commercial loans to the Bank, which originated these loans, and have since been serviced by Medallion Servicing

Corp., or MSC. However, other than in connection with dispositions of existing medallion assets, the Bank has not originated any new medallion loans since 2014 (and Medallion Financial Corp. has not originated any new medallion loans since 2015) and is working with MSC to service its remaining portfolio, as it winds down. MSC earns referral and servicing fees for these activities.

We are considering various alternatives for the Bank, which may include an initial public offering of its common stock, the sale of all or part of the Bank, a spin-off or other potential transaction. We do not have a deadline for its consideration of these alternatives, and there can be no assurance that this process will result in any transaction being announced or consummated.

COVID-19

The ongoing coronavirus, or COVID-19, pandemic, its broad impact and preventive measures taken to contain or mitigate the outbreak have had, and may continue to have, significant negative effects on the US and global economy, employment levels, employee productivity, and financial market conditions. This has had, and may continue to have negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, the demand for loans and other financial services products and consumer discretionary spending. As a result of these or other consequences, the outbreak has adversely and materially affected our business, results of operations and financial condition. Although we continue to see signs of recovery, it remains uncertain, and the effects of the outbreak on us could be exacerbated given that our business model is largely consumer and small business directed, which are more severely affected by COVID-19 and the preventative measures taken to contain or mitigate the outbreak, including its significant negative effects on consumer discretionary spending. The full extent to which the outbreak will continue to impact our operations will depend on future developments, including the impact of the Omicron and other potential variants, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the continued outbreak, the actions taken to contain or mitigate the outbreak and how long, and to what extent the economic recovery from its effects will take.

We have taken steps to operate through this crisis, including having had our workforce work remotely on a part-time basis in New York, though our employees outside of New York largely continue to work remotely. In addition, we implemented several cost-cutting measures, such as reducing employee headcount at our parent company, Medallion Financial Corp., and closing satellite offices in Long Island City, Chicago and Boston.

In March 2020, we adjusted the payment policies and procedures with our consumer and medallion businesses, and allowed borrowers to defer payments up to 180 days. As of December 31, 2021, minimal consumer loans remained on deferral and no medallion loans remained on deferral. For our consumer loan portfolios, although we believe that our deferral programs have been effective to date in mitigating the effect of COVID-19, the ultimate effects of COVID-19 on these portfolios remains to be seen. For our medallion portfolio, we determined that anticipated payment activity on our medallion portfolio was impossible to quantify upon the end of the deferral moratorium, and therefore all medallion loans were deemed impaired, placed on nonaccrual status, and written down to each market’s net collateral value in the 2020 third quarter, with additional write-offs taken during 2021. We will continue to monitor our medallion portfolio and related assets, which may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition.

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

With regard to our commercial business, many of our mezzanine portfolio companies accessed the Paycheck Protection Program. This provided needed liquidity during a period of depressed market demands. Medallion Capital drew on its remaining unfunded commitments and has a commitment from the SBA for $16.5 million in debenture financing with a ten-year term, upon a capital infusion from Medallion Financial Corp. For the commercial portfolio, performance is slowly recovering although lingering impacts of COVID-19 continue to weigh on performance.

RPAC received $0.7 million under the Paycheck Protection Program in the 2020 second quarter, all of which has been forgiven and accordingly recorded as Other income during 2021.

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

Our methodology to calculate the general reserve portion of the allowance includes the use of quantitative and qualitative factors. We initially determine an allowance based on quantitative loss factors for loans evaluated collectively for impairment. The quantitative loss factors are based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Qualitative loss factors are used to modify the reserve determined by the quantitative factors and are designed to account for losses that may not be included in the quantitative calculation according to management’s best judgment. Our qualitative loss factor rates increased 116 basis points and 21 basis points for recreation and home improvement loans, respectively, in 2021 compared to 2020 as a result of the adverse COVID-19 economic conditions. If our qualitative loss factor rates were to increase 50 basis points, our recreation and home improvement general reserve would increase by $4.7 million and $2.2million, respectively. Likewise, if our qualitative loss factor rates were to decrease 50 basis points, our recreation and home improvement general reserve would decrease by $4.7 million and $2.2 million, respectively. Performing loans are recorded at book value and the general reserve maintained to absorb expected losses consistent with GAAP.

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

Medallion Loan Collateral Valuation

The determination of taxi medallion collateral fair value is derived quarterly for each jurisdiction. For medallion loans, delinquent nonperforming loans are valued at collateral value for the most recent quarter. Collateral value for the medallion loans is generally determined utilizing factors deemed relevant under the circumstances of the market including but not limited to: actual transfers, pending transfers, median and average sales prices, discounted cash flows, market direction and sentiment, and general economic trends for the industry and economy. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Goodwill and Intangible Assets

Goodwill and intangible assets arose as a result of the excess of the fair value that was determined by an independent third party expert over the book value of several of our previously unconsolidated portfolio investment companies as of April 2, 2018. Goodwill is assessed annually for impairment by a third party expert and is reviewed by management quarterly. The annual goodwill assessment is focused on the Bank goodwill of $150.8 million and intangible assets of $23.5 million, both of which utilized a step zero qualitative impairment analysis based on historical and projected financial data. The Bank-related intangible assets are amortized over their approximate useful life.

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

Average Balances and Rates

The following table shows the Company’s consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$3,149	$56	1.78%	$1,528	$37	2.42%	$—	$—	—
Federal funds sold	45,096	23	0.05	65,783	129	0.20	36,444	574	1.58
Investment securities	45,195	769	1.70	46,691	997	2.14	45,283	1,285	2.84
Loans
Recreation	848,956	118,305	13.94	743,118	110,706	14.90	646,425	99,463	15.39
Home improvement	367,808	34,204	9.30	282,202	27,273	9.66	209,842	19,943	9.50
Commercial	66,589	7,070	10.62	69,293	7,334	10.58	63,039	7,632	12.11
Medallion	7,903	(1,483)	(18.77)	71,821	(1,518)	(2.11)	127,109	3,665	2.88
Strategic partnerships	70	22	31.43	9	4	44.44	—	—	—
Total loans	1,291,326	158,118	12.24	1,166,443	143,799	12.33	1,046,415	130,703	12.49
Total interest-earning assets	1,384,766	158,966	11.51	1,280,445	144,962	11.32	1,128,142	132,562	11.75
Non-interest-earning assets
Cash	47,050			19,312			30,494
Equity investments	9,830			10,385			9,560
Loan collateral in process of foreclosure(1)	47,764			50,893			51,924
Goodwill and intangible assets	199,160			202,618			204,063
Income tax receivable	(621)			702			771
Other assets	44,750			47,488			44,252
Total non-interest-earning assets	347,933			331,398			341,064
Total assets	$1,732,699			$1,611,843			$1,469,206
Interest-bearing liabilities
Deposits	$1,134,531	$17,543	1.55%	$1,043,096	$22,330	2.14%	$916,416	$22,521	2.46%
Retail and privately placed notes	120,704	10,226	8.47	70,384	6,813	9.68	59,252	5,789	9.77
SBA debentures and borrowings	64,733	2,116	3.27	71,490	2,633	3.68	76,544	2,985	3.90
Preferred securities	33,000	981	2.97	33,000	966	2.97	33,000	1,522	4.61
Notes payable to banks	10,960	134	1.22	32,246	1,246	3.86	45,506	2,069	4.55
Other borrowings	6,782	140	2.06	8,270	163	1.97	8,028	159	1.98
Total interest-bearing liabilities	1,370,710	31,140	2.28	1,258,486	34,151	2.71	1,138,746	35,045	3.08
Non-interest-bearing liabilities
Deferred tax liability	7,444			4,959			7,602
Other liabilities (2)	27,634			29,174			28,331
Total non-interest-bearing liabilities	35,078			34,133			35,933
Total liabilities	1,405,788			1,292,619			1,174,679
Non-controlling interest	72,162			71,904			31,450
Total stockholders’ equity	254,749			247,320			263,077
Total liabilities and stockholders’ equity	$1,732,699			$1,611,843			$1,469,206
Net interest income		$127,826			$110,811			$97,517
Net interest margin			9.25%			8.65%			8.64%
(1)
Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by the Bank of $7.4 million, $3.5 million, and $8.2 million as of December 31, 2021, 2020, and 2019.
(2)
Excludes deferred financing costs of $7.1 million and $5.8 million as of December 31, 2021 and 2020.

For the year ended December 31, 2021, our net loans receivable yielded 12.24% (compared to 12.33% for the year ended December 31, 2020), mainly driven by growth in the home improvement portfolio, which has a lower yield than our recreation portfolio, along with the slight decline in the home improvement and recreation loan average yield. In addition, in 2021 there was a decline on the commercial loan yield as a result of an increase in average non-accrual loans throughout the year. Our debt, mainly certificates of deposit, help fund the growing consumer loan business and as market rates have decreased, so has the average cost of borrowing. In addition, we issued new privately placed notes since December 31, 2020, which were at lower rates compared to the prior issuances.

Rate/Volume Analysis

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$(31)	$(55)	$(86)	$501	$(910)	$(409)	$(294)	$75	$(219)
Investment securities	(24)	(205)	(229)	46	(332)	(286)	3	129	132
Loans
Recreation	14,749	(7,150)	7,599	15,078	(3,832)	11,246	10,531	(2,756)	7,775
Home improvement	7,961	(1,030)	6,931	6,933	396	7,329	2,558	487	3,045
Commercial	(287)	23	(264)	803	(1,101)	(298)	(1,933)	(850)	(2,783)
Medallion	11,994	(11,959)	35	(1,734)	(3,448)	(5,182)	(2,245)	(972)	(3,217)
Strategic partnerships	19	(1)	18	—	—	—	—	—	—
Total loans	$34,436	$(20,117)	$14,319	$21,080	$(7,985)	$13,095	$8,911	$(4,091)	$4,820
Total interest-earning assets	$34,381	$(20,377)	$14,004	$21,627	$(9,227)	$12,400	$8,620	$(3,887)	$4,733
Interest-bearing liabilities
Retail and privately placed notes	$4,263	$(850)	$3,413	$1,093	$(69)	$1,024	$2,464	$(172)	$2,292
Deposits	1,302	(6,089)	(4,787)	3,213	(3,402)	(189)	409	2,913	3,322
Notes payable to banks	(261)	(850)	(1,111)	(515)	(308)	(823)	(979)	32	(947)
SBA debentures and borrowings	(223)	(294)	(517)	(190)	(162)	(352)	(130)	32	(98)
Preferred securities	—	14	14	—	(557)	(557)	—	24	24
DZ loan	—	—	—	—	—	—	(2,367)	—	(2,367)
Other borrowings	(31)	8	(23)	1	2	3	1	(2)	(1)
Total interest-bearing liabilities	$5,050	$(8,061)	$(3,011)	$3,602	$(4,496)	$(894)	$(602)	$2,827	$2,225
Net	$29,331	$(12,316)	$17,015	$18,025	$(4,731)	$13,294	$9,222	$(6,714)	$2,508
For the year ended December 31, 2021, interest income increased primarily due to the increased volume of our recreation and home improvement loan portfolios, even as the average rate decreased on the recreation and home improvement loan portfolio. Additionally, we continued to see a decline in our overall medallion portfolio as all loans had been placed on non-accrual, and they have continued to age 120 days or more past due and be charged-off to loan collateral in process of foreclosure. Interest expense decreased for 2021 primarily driven by the overall decrease in borrowing rates, mainly on the deposits.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, fixed-rate, long-term private notes, fixed-rate, long-term debentures issued to the SBA, and have historically included short-term credit facilities with banks and other short-term notes payable. The Bank issues brokered bank certificates of deposit, which are our lowest borrowing costs. The Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25.0 million commitment from the SBA. As of December 31, 2021 and 2020, adjustable rate debt constituted 2% of total debt.

Loans

The gross loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan. For the years ended December 31, 2021 and 2020, there was continued growth in the consumer lending segments, which was slightly offset by the continued shrinkage of the medallion portfolio as loans have continued to age over 120 days and be transferred to loan collateral in the process of foreclosure and payments received from borrowers. In addition, as a result of the COVID-19 pandemic, there was an increase in charge-offs and loans transferred for the medallion segment.

Year Ended December 31, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	441,921	258,038	36,415	—	10,997	747,371
Principal payments, sales, and maturities	(264,424)	(155,442)	(25,873)	(7,778)	(10,931)	(464,448)
Charge-offs, net	(2,581)	(551)	—	(8,872)	—	(12,004)
Transfer to loan collateral in process of foreclosure, net	(10,431)	—	—	(5,457)	—	(15,888)
Amortization of origination costs	(9,678)	1,671	13	(2)	—	(7,996)
Amortization of loan premium	(221)	(346)	—	(1,615)	—	(2,182)
FASB origination costs, net	14,048	(631)	—	2	—	13,419
Paid-in-kind interest	—	—	814	—	—	814
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924

Year Ended December 31, 2020 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	294,885	193,098	7,575	—	1,663	497,221
Principal payments, sales, and maturities	(187,989)	(105,813)	(13,183)	(13,207)	(1,639)	(321,831)
Charge-offs, net	(14,457)	(1,229)	(28)	(42,648)	—	(58,362)
Transfer to loan collateral in process of foreclosure, net	(14,871)	—	—	(32,383)	—	(47,254)
Amortization of origination costs	(7,809)	1,910	8	(131)	—	(6,022)
Amortization of loan premium	(191)	(320)	—	(2,531)	—	(3,042)
FASB origination costs, net	9,786	(937)	—	36	—	8,885
Paid-in-kind interest	—	—	1,188	—	—	1,188
Transfer to other foreclosed property	—	—	—	(1,800)	—	(1,800)
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838

The following table presents the approximate maturities and sensitivity to change in interest rates for our loans as of December 31, 2021.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$39,966	$169,397	$1,160,589	$82,515	$1,452,467
Recreation	2,198	89,844	827,167	6,544	925,753
Home improvement	25,572	23,756	313,632	75,971	438,931
Commercial	9,300	45,840	19,790	—	74,930
Medallion	2,896	9,957	—	—	12,853
Adjustable-rate	$7,104	$1,961	$—	$—	$9,065
Recreation	4,145	1,961	—	—	6,106
Commercial	1,766	—	—	—	1,766
Medallion	1,193	—	—	—	1,193
Total loans(1)(2)	$47,070	$171,358	$1,160,589	$82,515	$1,461,532
(1)
Excludes strategic partnership loans.
(2)
As of December 31, 2021, there were no floating-rate loans.

Provision and Allowance for Loan Loss

During the year ended December 31, 2021, the New York City taxi medallion values remained constant at a net realizable value of $79,500, even as other markets slightly decreased, whereas for the year ended December 31, 2020 the New York City taxi medallion values had decreased to a net realizable value of $79,500 from $167,000 at December 31, 2019. In addition, the consumer recreation loan allowance percentages declined slightly for the year ended December 31, 2021, whereas, for the year ended December 31, 2020 due to the change in economic factors due to COVID-19, we increased the reserve percentages for the consumer loan portfolio between 25 to 100 basis points.

Activity in the allowance for loan losses for the years ended December 31, 2021 and 2020 follows:

	December 31,
(Dollars in thousands)	2021	2020
Allowance for loan losses – beginning balance	$57,548	$46,093
Charge-offs
Recreation	(14,712)	(23,543)
Home improvement	(2,949)	(2,909)
Commercial	—	(31)
Medallion	(15,287)	(49,361)
Total charge-offs	(32,948)	(75,844)
Recoveries
Recreation	12,131	9,086
Home improvement	2,398	1,680
Commercial	—	3
Medallion	6,415	6,713
Total recoveries	20,944	17,482
Net charge-offs (1)	(12,004)	(58,362)
Provision for loan losses	4,622	69,817
Allowance for loan losses – ending balance (2)	$50,166	$57,548
(1)
As of December 31, 2021, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $258.3 million, some of which may represent collection opportunities for us.
(2)
As of December 31, 2021, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

Allowance for loan losses by type as of December 31, 2021 and 2020 follows:

December 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$32,435	64%	3.37%	91.18%
Home improvement	7,356	15	1.68	20.68
Commercial	1,141	2	1	3.21
Medallion	9,234	19	65.74	25.96
Total	$50,166	100%	3.37%	141.03%

December 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$27,348	48%	3.45%	378.20%
Home improvement	5,157	9	1.54	NM
Commercial	—	—	—	—
Medallion	25,043	43	66.31	68.01
Total	$57,548	100%	4.68%	93.17%

As of December 31, 2021, the overall allowance for loan losses decreased from December 31, 2020, mainly due to the mix of the loan portfolio, specifically the decrease in medallion loans, which have a higher allowance as a percentage of loan balance, and an increase in consumer loans, which have a lower allowance as a percentage of loan balance. For recreation and home improvement loans, as of December 31, 2021 the presented allowances exclude $4.2 million and $0.5 million of loan loss allowances which have been netted within loans as a result of the consolidation of Medallion Bank.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	Year Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Recreation	$3,818	0.3%	$5,343	0.5%	$5,800	0.5%
Home improvement	132	0	170	0.0	184	0.0
Commercial	74	0	75	0.0	107	0.0
Medallion	—	—	1,290	0.1	2,572	0.2
Total loans 90 days or more past due	$4,024	0.3%	$6,878	0.6%	$8,663	0.7%
(1)
Percentages are calculated against the total or managed loan portfolio, as appropriate.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 295%, 327%, and 190%, for the years ended December 31, 2021, 2020, and 2019.

For recreation loans, the process to repossess the collateral is generally started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following table shows the activity of loan collateral in process of foreclosure for the twelve months ended December 31, 2021 and 2020.

Year Ended December 31, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	10,431	5,457	15,888
Sales	(6,951)	(2,928)	(9,879)
Cash payments received	—	(14,173)	(14,173)
Collateral valuation adjustments	(3,192)	(5,774)	(8,966)
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430

Year Ended December 31, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	14,871	32,403	47,274
Sales	(7,512)	(300)	(7,812)
Cash payments received	—	(5,687)	(5,687)
Collateral valuation adjustments	(7,403)	(24,523)	(31,926)
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments; RPAC and corporate and other investments. As mentioned earlier, the Company disposed of its investment in RPAC on December 1, 2021 and, as a result, all presented segment results are through such date. All results are for the years ended December 31, 2021, 2020, and 2019.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 74%, 74%, and 75% of our interest income for the years ended December 31, 2021, 2020, and 2019. The loans are secured primarily by RVs, boats, and other consumer recreational equipment, with RV loans making up 60% of the portfolio, boat loans making up 19% of the portfolio, and trailer loans 9% as of December 31, 2021, compared to 60%, 19% and 9% as of December 31, 2020. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, California, and Florida, at 16%, 10%, and 9% of loans outstanding, compared to 17%, 10%, and 9% as of December 31, 2020, with no other states over 5%.

During the year ended December 31, 2021, the recreation portfolio continued to grow compared to the prior year, with the interest yield in both periods decreasing as a result of the change in portfolio mix as the portfolio continues to grow. Additionally, reserve rates decreased slightly as delinquencies and charge-offs improved, whereas in the prior period there had been an increase due to the uncertainty regarding the COVID-19 pandemic.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Selected Earnings Data
Total interest income	$118,305	$110,706	$99,463
Total interest expense	9,993	13,013	13,304
Net interest income	108,312	97,693	86,159
Provision for loan losses	7,671	23,736	28,638
Net interest income after loss provision	100,641	73,957	57,521
Total other income (expense), net	(30,156)	(27,341)	(23,490)
Net income before taxes	70,485	46,616	34,031
Income tax provision	(18,699)	(12,004)	(8,813)
Net income after taxes	$51,786	$34,612	$25,218
Balance Sheet Data
Total loans, gross	$961,320	$792,686	$713,332
Total loan allowance	32,435	27,348	18,075
Total loans, net	928,885	765,338	695,257
Total assets	896,223	777,605	707,377
Total borrowings	710,616	621,735	563,805
Selected Financial Ratios
Return on average assets	6.00%	4.59%	3.84%
Return on average equity	30.01	22.93	17.19
Interest yield	13.94	14.90	15.39
Net interest margin	12.76	13.15	13.33
Reserve coverage	3.37	3.45	2.53
Delinquency status (1)	0.41	0.70	0.84
Charge-off%	0.30	1.95	2.69
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance home improvements and is concentrated in roofs, swimming pools, and windows at 30%, 26%, and 13% of total loans outstanding as of December 31, 2021, as compared to 27%, 24%, and 13% as of December 31, 2020, with no other collateral types over 8%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Florida, Texas, and Ohio at 10%, 10%, and 8% of loans outstanding December 31, 2021, compared to 11%, 11%, and 9% as of December 31, 2020, with no other states over 6%.

During the year ended December 31, 2021, the home improvement lending segment continued to grow with the net portfolio increasing 31% from the prior year. Reserve rates increased 14 basis points from a year ago. The interest yield decreased slightly from the prior year period, while net interest margins increased, reflecting lower rates on borrowings and CDs issued in the current year as compared to the prior year.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Selected Earnings Data
Total interest income	$34,204	$27,273	$19,943
Total interest expense	4,153	5,699	4,757
Net interest income	30,051	21,574	15,186
Provision for loan losses	2,750	3,778	1,598
Net interest income after loss provision	27,301	17,796	13,588
Other income (expense), net	(11,640)	(9,611)	(7,520)
Net income before taxes	15,661	8,185	6,068
Income tax provision	(4,155)	(2,108)	(1,572)
Net income after taxes	$11,506	$6,077	$4,496
Balance Sheet Data
Total loans, gross	$436,772	$334,033	$247,324
Total loan allowance	7,356	5,157	2,608
Total loans, net	429,416	328,876	244,716
Total assets	371,781	340,494	252,704
Total borrowings	294,786	272,284	201,605
Selected Financial Ratios
Return on average assets	3.01%	2.07%	2.20%
Return on average equity	15.04	10.35	10.22
Interest yield	9.30	9.66	9.50
Net interest margin	8.17	7.62	7.24
Reserve coverage	1.68	1.54	1.05
Delinquency status (1)	0.03	0.05	0.07
Charge-off%	0.15	0.44	0.37
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 53% of which are located in the Midwest region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.0 million to $5.0 million at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and administrative, wholesale trade and support services, making up 40% and 14%, and 13% of the loans outstanding as of December 31, 2021, compared to 63%, 0%, and 13% as of December 31, 2020.

During the year ended December 31, 2021, the commercial portfolio continued to grow. Additionally, reserve rates increased, reflecting specific reserves on aged investments.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2021, 2020, and 2019. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Selected Earnings Data
Total interest income	$6,592	$6,926	$7,183
Total interest expense	2,720	2,538	2,833
Net interest income	3,872	4,388	4,350
Provision for loan losses	—	—	364
Net interest income after loss provision	3,872	4,388	3,986
Other income (expense), net	3,101	(3,196)	(1,149)
Net income before taxes	6,973	1,192	2,837
Income tax provision	(1,850)	(299)	(684)
Net income after taxes	$5,123	$893	$2,153
Balance Sheet Data
Total loans, gross	$74,854	$62,037	$66,405
Total loan allowance	1,141	—	—
Total loans, net	73,713	62,037	66,405
Total assets	103,631	80,622	84,924
Total borrowings	82,169	65,924	68,666
Selected Financial Ratios
Return on average assets	5.85%	1.07%	2.44%
Return on average equity	29.23	5.17	12.21
Interest yield	10.41	10.51	11.39
Net interest margin	6.12	6.66	6.90
Reserve coverage(1)	1.49	0.00	0.00
Delinquency status (1) (2)	0.10	0.11	0.15
Charge-off% (3)	—	0.04	1.30
(1)
Ratio is based off of total commercial balances, and relates solely to the legacy commercial loans balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending business, and relates to the total loan business.

	As of December 31,
	2021		2020
Geographic Concentrations	Total Gross Loans	% of Market	Total Gross Loans	% of Market
Illinois	$11,667	16%	$9,473	15%
California	10,034	13	5,000	8
Minnesota	9,916	13	5,679	9
North Carolina	7,264	10	6,836	11
Michigan	6,269	8	10,461	17
Texas	5,570	7	5,559	9
New Hampshire	5,503	7	—	—
New Jersey	4,164	6	4,072	7
Kansas	4,107	5	4,107	7
Florida	—	—	3,978	6
North Dakota	2,805	4	3,259	5
Other (1)	7,555	11	3,613	6
Total	$74,854	100%	$62,037	100%
(1)
Includes seven other states, which were all under 5% as of December 31, 2021, and nine other states, which were all under 7% as of December 31, 2020.

Medallion Lending

The medallion lending segment operates mainly in the New York City, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services. During the year ended December 31, 2021, taxi medallion values remained consistent in the New York City market even as other markets saw declines. We continue to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020, and transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Selected Earnings Data
Total interest income (loss)	$(1,483)	$(1,518)	$3,665
Total interest expense	5,914	3,610	7,962
Net interest loss	(7,397)	(5,128)	(4,297)
(Benefit) provision for loan losses	(7,752)	42,276	16,331
Net interest income (loss) after loss provision	355	(47,404)	(20,628)
Other income (expense), net	(1,991)	(30,366)	(10,493)
Net loss before taxes	(1,636)	(77,770)	(31,121)
Income tax benefit	433	19,520	7,596
Net loss after taxes	$(1,203)	$(58,250)	$(23,525)
Balance Sheet Data
Total loans, gross	$14,046	$37,768	$123,097
Total loan allowance	9,234	25,043	18,075
Total loans, net	4,812	12,725	105,022
Total assets	42,011	124,554	217,483
Total borrowings	69,221	98,636	176,825
Selected Financial Ratios
Return on average assets	(1.15)%	(33.21)%	(9.73)%
Return on average equity	(5.75)	(165.21)	(48.49)
Interest yield	(18.77)	(2.11)	2.88
Net interest margin	(93.60)	(7.14)	(3.38)
Reserve coverage	65.74	66.31	19.48
Delinquency status (1)	—	3.57	2.04
Charge-off%	95.40	59.38	14.68
(1)
Loans 90 days or more past due.

	As of December 31,
	2021			2020
Geographic Concentration	Total Gross Loans	% of Market		Total Gross Loans	% of Market
New York City	$12,514	89%		$33,657	89%
Newark	1,486	11		3,811	10
All Other	46	0	(1)	300	1
Total	$14,046	0%		$37,768	100%
(1)
Less than 1%.

	As of December 31,
	2021		2020
Geographic Concentration	Total Loan Collateral in Process of Foreclosure	% of Market	Total Loan Collateral in Process of Foreclosure	% of Market
New York City	$29,303	82%	$38,738	73%
Newark	4,247	12	7,994	15
Chicago	1,952	5	6,057	11
All Other	208	1	339	1
Total	$35,710	0%	$53,128	100%

RPAC

Until December 1, 2021, we were the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues were mainly earned through sponsorships and race winning activity over the ten month race season (February through November) during the year. As a result of COVID-19, the prior year race season was suspended from March 15, 2020 through May 17, 2020.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(Dollars in thousands)	2021 (1)	2020	2019
Selected Earnings Data
Sponsorship, race winnings, and other income	$12,567	$20,042	$18,742
Race and other expenses	14,667	16,339	15,938
Interest expense	546	163	159
Total expenses	15,213	16,502	16,097
Net income (loss) before taxes	(2,646)	3,540	2,645
Income tax (provision) benefit	(1,498)	(889)	(329)
Net income (loss) after taxes	$(4,144)	$2,651	$2,316

Balance Sheet Data
Total assets	$—	$33,711	$31,538
Total borrowings	—	8,689	7,794
Selected Financial Ratios
Return on average assets	NM	7.98%	7.28%
Return on average equity	NM	NM	(96.37)
(1)
The Company sold its interest in RPAC in December 2021. Selected earnings data are applicable through the date of sale.

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses not allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment. Strategic partnerships represent $0.1 million in net loans as of December 31, 2021, compared to less than $0.1 million as of December 31, 2020. This segment also reflects the elimination of all intercompany activity among the consolidated entities, as well as the gains (losses) on the dispositions of certain non-core assets.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2021, 2020, and 2019.

(Dollars in thousands)	Year Ended December 31,
	2021	2020	2019
Selected Earnings Data
Total interest income	$1,348	$1,575	$2,308
Total interest expense	7,814	9,128	6,030
Net interest loss	(6,466)	(7,553)	(3,722)
Total interest expense	1,953	27	455
Net interest loss	(8,419)	(7,580)	(4,177)
Other income (expense), net	1,455	(11,164)	(7,946)
Net loss before taxes	(6,964)	(18,744)	(12,123)
Income tax benefit	1,552	5,854	3,461
Net loss after taxes	$(5,412)	$(12,890)	$(8,662)
Balance Sheet Data
Total loans, gross	$1,933	$3,314	$3,362
Total loan allowance	—	—	—
Total loans, net	$1,933	3,314	3,362
Total assets	459,411	285,425	247,641
Total borrowings	328,358	244,987	150,898
Selected Financial Ratios
Return on average assets	(1.89)%	(5.06)%	(3.71)%
Return on average equity	(13.62)	(23.29)	(14.26)

Summary Consolidated Financial Ratios

The following table presents selected financial data and ratios as of and for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(Dollars in thousands, Except per share data)	2021	2020	2019
Return on average assets (ROA)	3.12%	(2.16)%	(0.12)%
Return on average equity (ROE)	21.24	(10.90)	(0.59)
Net interest margin	9.25	8.65	8.64
Other income ratio (1)	2.28	(0.46)	1.81
Total expense ratio (2)	9.26	7.51	9.18
Equity to assets (3)	19.00	18.54	21.70
Debt to equity (4)	4.2x	4.3x	3.5x
Loans receivable to assets	77%	71%	72%
Net charge-offs	12,004	58,362	37,688
Net charge-offs (recoveries) as a % of average loans receivable	0.93%	5.00%	3.60%
Allowance coverage ratio	3.37	4.68	3.97
(1)
Other income ratio represents other income divided by average interest earning assets.
(2)
Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(3)
Includes $68.8 million, $73.2 million, and $71.3 million related to non-controlling interests in consolidated subsidiaries as of December 31, 2021, 2020, and 2019.
(4)
Excludes deferred financing costs of $7.1 million, $5.8 million, and $5.1 million as of December 31, 2021, 2020, and 2019.

Consolidated Results of Operations

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net income attributable to shareholders was $54.1 million, or $2.17 per share for the year ended December 31, 2021, compared to net loss attributable to shareholders of $34.8 million, or $1.42 per share, for the year ended December 31, 2020.

Total interest income was $159.0 million for the year ended December 31, 2021, compared to $145.0 million for the year ended December 31, 2020. The increase in interest income is reflective of the continued growth in the consumer lending segments, offset by contraction in the medallion lending segment, all loans of which are on nonaccrual status beginning in third quarter 2020, and a reduction in interest rates. The yield on interest earning assets was 11.51% for the year ended December 31, 2021, compared to 11.32% for the year ended December 31, 2020. Average interest earning assets were $1,384.8 million for the year ended December 31, 2021, an increase from $1,280.4 million for the year ended December 31, 2020.

Loans before allowance for loan losses were $1,488.9 million as of December 31, 2021, comprised of recreation ($961.3 million), home improvement ($436.8 million), commercial ($76.7 million), medallion ($14.0 million), and strategic partnership (less than $0.1 million) loans. We had an allowance for loan losses as of December 31, 2021 of $50.2 million, which was attributable to the recreation (64%), home improvement (15%), medallion (19%), and commercial (2%) loan portfolios. As of December 31, 2020, loans before allowance for loan losses were $1,229.8 million, comprised of recreation ($792.7 million), home improvement ($334.0 million), commercial ($65.3 million), medallion ($37.8 million), and strategic partnership ($24.0 million) loans. We had an allowance for loan losses as of December 31, 2020 of $57.5 million, which was attributable to recreation (48%), medallion (43%), and home improvement (9%) loans.

Loans increased $259.1 million, or 21%, from $1,229.8 million as of December 31, 2020 to $1,488.9 million as of December 31, 2021 as a result of $747.4 million of loan originations, offset by principal payments, and to a lesser extent transfers to loan collateral in process of foreclosure and net charge-offs. The provision for loan losses was $4.6 million for the year ended December 31, 2021, compared to a $69.8 million for the year ended December 31, 2020. The improvement over the prior year is attributable to the entire medallion loan portfolio being placed on non-accrual status and reserved down to collateral value in 2020, along with increases in reserve rates between 50 and 100 basis points on the recreation subprime loan business, as well as lower net charge-offs in the consumer, primarily recreation, loan portfolio in the current year. The charge-off ratios on the loan portfolios was 0.93% for the year ended December 31, 2021 compared to 5.00% for the year ended December 31, 2020, primarily reflective of higher recoveries and lower charge-offs in the current year within the consumer loan portfolio. See Note 4 of the accompanying consolidated financial statements for additional information on loans and allowance for loan losses.

Interest expense was $31.1 million for the year ended December 31, 2021, compared to $34.2 million for the year ended December 31, 2020. The decrease is from the prior year is attributable to lower costs associated with new deposits issued during the year, despite the overall increase in outstanding deposits, due to lower interest rates, offset slightly by higher priced longer-term private notes replacing lower cost short term bank borrowings. The average cost of borrowed funds was 2.28% for the year ended December 31, 2021, compared to 2.71% for the year ended December 31, 2020, the decrease mainly driven by the decline in market rates for deposits, the repayment of retail notes, offset to a lesser extent with the replacement of notes payable to banks with higher fixed rate private notes. Average debt outstanding was $1,370.7 million for the year ended December 31, 2021, up from $1,258.5 million for the year ended December 31, 2020, as we issued additional certificates of deposits to increase our liquidity, along with the new issuance of privately placed notes, offset by the repayment of publicly traded retail notes and other bank borrowings. We expect interest expense to increase as certificates of deposit mature and get replaced with certificates of deposit with higher rates. See page 35 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $127.8 million for the year ended December 31, 2021, compared to $110.8 million for the year ended December 31, 2020. Net interest margin was 9.25% for the year ended December 31, 2021, compared to 8.65%, for the year ended December 31, 2020, reflecting the continued growth and performance of the higher yielding consumer loans, as well as the trends in interest rates.

Net other income (loss), which is comprised of sponsorship and race winnings, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income was $31.6 million for the year ended December 31, 2021, compared to a loss of $5.9 million for the year ended December 31, 2020. The increase was mainly due to gains recorded on the extinguishment of debt, gains on the disposal of equity investments in the current year, $11.3 million resulting from the sale of shares in Upgrade, as well as lower write-downs of the loan collateral in process of foreclosure as compared to the prior year. We will not earn additional sponsorship and race winnings as a result of the sale of RPAC in December 2021.

Operating expenses were $72.9 million for year ended December 31, 2021, compared to $72.0 million for year ended December 31, 2020. Salaries and benefits were $31.6 million for the year ended December 31, 2021, up from $28.2 million for the year ended December 31, 2020, with the increase mainly attributable to both the growth in our loan portfolio as well as increased compensation in connection with current year performance. Professional fees were $5.3 million for the year ended December 31, 2021, compared to $8.0 million for the year ended December 31, 2020, primarily reflective of lower legal costs for a variety of corporate matters. Race team costs were $9.6 million for the year ended December 31, 2021, compared to $8.4 million for the year ended December 31, 2020, reflective of a full race team in 2021 as compared to the shortened 2020 season due to the COVID-19 pandemic. Due to the sale of RPAC in December 2021, we do not expect to continue to incur race team costs. Loan servicing costs were $7.0 million for the year ended December 31, 2021, down slightly from the year ended December 31, 2020. Occupancy and other operating expenses were $19.4 million for the year ended December 31, 2021 compared to $20.7 million for the year ended December 31, 2020.

Total income tax expense was $24.2 million for the year ended December 31, 2021, compared to a benefit of $10.1 million for the year ended December 31, 2020. The 2021 year included $1.8 million of tax expense related to a valuation allowance with respect to certain tax assets which we believe will not be realized.

Loan collateral in process of foreclosure was $37.4 million at December 31, 2021, a decline from $54.6 million at December 31, 2020. The decrease was primarily reflective of cash payments received, sales, and to a lesser extent, the decline in collateral values offset by the additional loans having reached 120 days past due being charged-down to their collateral value and reclassified to loan collateral in process of foreclosure.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

For a comparison of the Company’s results of operations for the year ended December 31, 2020 to the year ended December 31, 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 16, 2021.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of consumer, commercial, and medallion loans, and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of bank certificates of deposit, privately placed notes, and SBA debentures and borrowings).

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

The following table presents our interest rate sensitivity gap at December 31, 2021. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

December 31, 2021 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$39,966	$19,984	$19,572	$54,025	$75,816	$65,613	$1,177,492	$1,452,468
Adjustable rate	7,104	688	1,250	—	23	—	—	9,065
Investment securities	4,406	2,087	4,394	4,023	1,869	1,847	26,147	44,773
Cash	123,234	—	—	500	750	—	—	124,484
Total earning assets	$174,710	$22,759	$25,216	$58,548	$78,458	$67,460	$1,203,639	$1,630,790
Interest bearing liabilities
Deposits	$405,311	$242,965	$289,685	$165,798	$149,529	$—	$—	$1,253,288
Retail and privately placed notes	—	—	36,000	—	31,250	—	53,750	121,000
SBA debentures and borrowings	—	5,000	13,963	14,000	14,000	—	23,000	69,963
Preferred securities	—	—	—	—	—	—	33,000	33,000
Total liabilities	$405,311	$247,965	$339,648	$179,798	$194,779	$—	$109,750	$1,477,251
Interest rate gap	$(230,601)	$(225,206)	$(314,432)	$(121,250)	$(116,321)	$67,460	$1,093,889	$153,539
Cumulative interest rate gap	$(230,601)	$(455,807)	$(770,239)	$(891,489)	$(1,007,810)	$(940,350)	$153,539	$—
December 31, 2020 (2)	$(366,801)	$(570,449)	$(719,385)	$(827,236)	$(907,295)	$(860,941)	$52,347	$—
December 31, 2019 (2)	$(260,024)	$(500,953)	$(651,546)	$(689,819)	$(748,187)	$(706,935)	$83,402	$—
(1)
The ratio of the cumulative one year gap to total interest rate sensitive assets was (14%), (27%), and (21%) as of December 31, 2021, 2020, and 2019.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $1,630.8 million and interest rate sensitive liabilities were $1,477.3 million at December 31, 2021. The one-year cumulative interest rate gap was a negative $230.6 million or (14%) of interest rate sensitive assets. We seek to manage interest rate risk by originating adjustable-rate loans, by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, and by other options consistent with managing interest rate risk.

With the cessation of LIBOR in 2023, we are currently reviewing the impact on our loans and borrowings. We do not have lendings tied to LIBOR and do not expect a significant impact on our loans. We have trust preferred securities that bear a variable rate of interest of 90 day LIBOR (0.21% at December 31, 2021) plus 2.13%. We expect to rely on our lenders to adjust and communicate rate adjustments; however, we do not expect a material impact on our borrowings.

Liquidity and Capital Resources

Our sources of liquidity include unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of our other assets, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. As of December 31, 2021, we had unfunded commitments from the SBA of $9.5 million, all of which required the infusion of $4.8 million of capital from either the capitalization of retained earnings or a capital infusion from the Company.

Additionally, the Bank has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. The Bank has up to $45.0 million available under Fed Funds lines with several commercial banks.

In February 2021, we completed a private placement to certain institutional investors of $25.0 million aggregate principal amount of 7.25% unsecured senior notes due February 2026, with interest payable semiannually. Follow-on offerings of these notes in March and April 2021 raised an additional $3.3 million and $3.0 million.

In December 2020, we completed a private placement to certain institutional investors of $33.6 million aggregate principal amount of 7.50% unsecured senior notes due December 2027, with interest payable semiannually. Follow-on offerings of these notes in February and March 2021 raised an additional $8.5 million. In April 2021, we raised an additional $11.7 million in a follow-on offering, and repaid substantially all of our remaining bank borrowings.

The net proceeds from the December 2020, February 2021, March 2021 and April 2021 private placements have been used for general corporate purposes, including repayment of outstanding debts, including repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount.

In December 2019, the Bank closed an initial public offering of $46.0 million aggregate liquidation amount, yielding net proceeds of $42.5 million, of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F. Dividends are payable quarterly from the date of issuance to, but excluding April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to a benchmark rate (which is expected to be three-month Secured Overnight Financing Rate, or SOFR) plus a spread of 6.46% per annum.

In March 2019, we completed a private placement to certain institutional investors of $30.0 million aggregate principal amount of 8.25% unsecured notes due 2024, with interest payable semiannually. A follow-on offering of these notes in the 2019 third quarter raised an additional $6.0 million.

The table below presents the components of our debt were as of December 31, 2021, exclusive of deferred financing costs of $7.1 million. See Note 4 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$1,254,038	85%	1.20%
Retail and privately placed notes	121,000	8	7.66
SBA debentures and borrowings	69,963	5	2.72
Preferred securities	33,000	2	2.31
Total outstanding debt	$1,478,001	100%	1.82%
(1)
Weighted average contractual rate as of December 31, 2021.
(2)
Balance includes $0.8 million of strategic partner reserve deposits as of December 31, 2021.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2021.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$405,311	$242,965	$289,685	$165,798	$149,529	$—	$1,253,288
Retail and privately placed notes	—	—	36,000	—	31,250	53,750	121,000
SBA debentures and borrowings	—	5,000	13,963	14,000	14,000	23,000	69,963
Preferred securities	—	—	—	—	—	33,000	33,000
Total outstanding borrowings	405,311	247,965	339,648	179,798	194,779	109,750	1,477,251
Operating lease obligations	2,439	2,356	2,373	2,390	2,408	1,164	13,130
Total contractual obligations	$407,750	$250,321	$342,021	$182,188	$197,187	$110,914	$1,490,381
(1)
Total debt is exclusive of deferred financing costs of $7.1 million.
(2)
Balance excludes $0.8 million of strategic partner reserve deposits as of December 31, 2021.

Approximately $653.3 million of our borrowings have maturity dates during the next two years, a vast majority of which are brokered CDs.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2021 by $1.3 million on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been a reduction in net income by $0.8 million at December 31, 2021. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

From time to time, we work with investment banking firms and other financial intermediaries to investigate the viability of several other financing options which include, among others, the sale or spinoff of certain assets or divisions, the development of a securitization conduit program, and other independent financing for certain subsidiaries or asset classes. These financing options would also provide additional sources of funds for both external expansion and continuation of internal growth.

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2021. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.		MFC	MCI		FSVC		MB		All Other	December 31, 2021(1)	December 31, 2020(1)
Cash, cash equivalents and federal funds sold	$40,540	(1)	$258	$22,124	(2)	$226	(2)	$61,302		$34	$124,484	$112,040
Bank Loans											—	31,261
Average interest rate											NA	3.67%
Maturity											NA	2/21-12/23
Preferred Securities	33,000										33,000	33,000
Average interest rate	2.31%										2.31%	2.35%
Maturity	9/37										9/37	9/37
Retailed notes and privately placed borrowings	121,000										121,000	103,225
Average interest rate	7.66%										7.66%	8.25%
Maturity	3/24-12/27										3/24-12/27	4/21-12/27
SBA debentures & borrowings				70,500		8,963					79,463	93,008
Amounts available				9,500							9,500	25,000
Amounts outstanding				61,000		8,963					69,963	68,008
Average interest rate				2.64%		3.25%					2.72%	3.36%
Maturity				3/23- 3/32		45,412					3/23- 3/32	3/21-9/30
Brokered CD's & other funds borrowed								1,254,038	(3)		1,254,038	1,068,072
Average interest rate								1.20%			1.20%	1.71%
Maturity								1/22-12/26			1/22-12/26	1/21-12/25
Other borrowings											—	8,689
Average interest rate											NA	1.91%
Maturity											NA	12/21-6/25
Total Cash	$40,540		$258	$22,124		$226		$61,302		$34	$124,484	$112,040
Total debt outstanding	$154,000		$-	$61,000		$8,963		$1,254,038		$-	$1,478,001	$1,312,255
(1)
Excludes deferred financing costs of $7.1 million and $5.8 million as of December 31, 2021 and 2020.
(2)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(3)
Balance includes $0.8 million of strategic partner reserve deposits and $8.7 million related to listing services.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We also generate liquidity through deposits generated at the Bank, through the issuance of SBA debentures, the issuance of privately placed notes and historically through borrowing arrangements with other banks, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We actively seek additional sources of liquidity; however, given market conditions, there can be no assurance that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 to defer implementation of the standard for smaller reporting companies, such us, to fiscal years beginning after December 15, 2022. We are assessing the impact the update will have on our financial statements, and expect the update to have a material impact on our accounting for estimated credit losses on our loans.

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements, or Topic 205: Depository and Lending, or Topic 942: and Financial Services – Investment Companies, or Topic 946: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This new standard amends certain SEC paragraphs from the Codification in response to the issuance of SEC Final Rule No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses and SEC Rule No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. We have assessed the impact of the update and determined it does not have a material impact on the accompanying financial statements.

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

In addition, the illiquidity of portions of our loan portfolio and investments may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of our portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net interest income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt, and to a lesser extent by floating-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2021 by $1.3 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income of $0.8 million at December 31, 2021. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2021 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2021 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the three-year period ended December 31, 2021, and our report dated March 14, 2022 expressed an unqualified opinion.

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

/s/ Mazars USA LLP

New York, New York

March 14, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 2, 2022 for our 2022 Annual Meeting of Shareholders under the captions “Proposal No. 1 Election of Class II Directors", “Our Directors and Executive Officers", and “Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 2, 2022 for our 2022 Annual Meeting of Shareholders under the captions “Corporate Governance”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 2, 2022 for our 2022 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 2, 2022 for our 2022 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 2, 2022 for our 2022 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

4.4

Amendment No. 1 to Note, dated and effective as of January 31, 2018, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2018 (File No. 814-00188) and incorporated by reference herein.

4.5

Amendment No. 2 to Note, dated and effective as of January 31, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 1, 2019 (File No. 001-33747) and incorporated by reference herein.

4.6

Amendment No. 3 to Note, dated and effective as of February 15, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 21, 2019 (File No. 001-37747) and incorporated by reference herein.

4.7

Amendment No. 4 to Note, dated and effective as of March 14, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 15, 2019 (File No. 001-37747) and incorporated by reference herein.

4.8

Amendment No. 5 to Note, dated and effective as of March 27, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2019 (File No. 001-37747) and incorporated by reference herein.

4.9

Amendment No. 6 to Note, dated and effective as of January 30, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 3, 2020 (File No. 001-37747) and incorporated by reference herein.

4.10

Amendment No. 7 to Note, dated and effective as of March 27, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.11 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

4.11

Amendment No. 8 to Note, dated and effective as of June 1, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 4, 2020 (File No. 001-37747) and incorporated by reference herein.

4.12

Amendment No. 9 to Note, dated and effective as of September 1, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 3, 2020 (File No. 001-37747) and incorporated by reference herein.

4.13

Amendment No. 10 to Note, dated and effective as of September 14, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 15, 2020 (File No. 001-37747) and incorporated by reference herein.

4.14

Amendment No. 11 to Note, dated and effective as of September 23, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 24, 2020 (File No. 001-37747) and incorporated by reference herein.

4.15

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 26, 2019 (File No. 001-37747) and incorporated by reference herein.

4.16

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

10.48	Subscription Agreement for Preferred Units of RPAC Racing, LLC, dates as of December 1, 2021, by and between Warp Speed, LLC, Maurice J. Gallagher, Jr., and RPAC Racing, LLC. Filed herewith.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.

23.1	Consent of Mazars USA LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Anthony N. Cutrone pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Anthony N. Cutrone pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	March 14, 2022

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 14, 2022
Alvin Murstein

/s/ Anthony N. Cutrone	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2022
Anthony N. Cutrone

/s/ Andrew M. Murstein	President and Director	March 11, 2022
Andrew M. Murstein

/s/ John Everets	Director	March 11, 2022
John Everets

/s/ Cynthia Hallenbeck	Director	March 13, 2022
Cynthia Hallenbeck

/s/ Frederick A. Menowitz	Director	March 11, 2022
Frederick A. Menowitz

/s/ Robert M. Meyer	Director	March 11, 2022
Robert M. Meyer

/s/ David L. Rudnick	Director	March 11, 2022
David L. Rudnick

/s/ Allan J. Tanenbaum	Director	March 11, 2022
Allan J. Tanenbaum

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the three-year period ended December 31, 2021 and the related notes to the financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in stockholders’ equity, and cash flows for each of the three years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Loan Losses

Critical Audit Matter Description

As discussed in Notes 2 and 4 to the consolidated financial statements, the allowance for loans losses is assessed on a regular basis on loans segregated into homogenous pools based on similarities. Through the evaluation, general allowances for loan losses are assessed based on historical delinquency and actual loss rates. General allowances are evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. Management also analyzes and considers several other relevant internal and external factors. Considering the estimation and judgment required by management in determining adjustments for loan losses, our audit of the allowance for loan losses and the related disclosures required a high degree of auditor judgment regarding the qualitative adjustments.

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

New York, New York

March 14, 2022

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share data)	2021	2020
Assets
Cash and cash equivalents (1)	$64,482	$54,743
Federal funds sold	60,002	57,297
Investment securities	44,772	46,792
Equity investments	9,726	9,746
Loans	1,488,924	1,229,838
Allowance for loan losses	(50,166)	(57,548)
Net loans receivable	1,438,758	1,172,290
Goodwill	150,803	150,803
Loan collateral in process of foreclosure (2)	37,430	54,560
Intangible assets, net	23,480	51,090
Property, equipment, and right-of-use lease asset, net	11,762	12,404
Accrued interest receivable	10,621	10,338
Income tax receivable	833	1,757
Other assets	20,388	20,591
Total assets	$1,873,057	$1,642,411
Liabilities
Deposits (3)	$1,250,880	$1,065,398
Long-term debt (4)	219,973	153,718
Deferred tax liabilities, net	18,210	807
Operating lease liabilities	9,053	11,018
Accrued interest payable	3,395	4,673
Short-term borrowings	—	87,334
Accounts payable and accrued expenses (5)	15,718	14,902
Total liabilities	1,517,229	1,337,850
Commitments and contingencies (6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 28,124,629 shares at December 31, 2021 and 27,828,871 shares at December 31, 2020 issued)	281	278
Additional paid in capital	280,038	277,539
Treasury stock (2,951,243 shares at December 31, 2021 and December 31, 2020)	(24,919)	(24,919)
Accumulated other comprehensive income (loss)	1,034	2,012
Retained earnings (accumulated deficit)	30,606	(23,502)
Total stockholders’ equity	287,040	231,408
Non-controlling interest in consolidated subsidiaries	68,788	73,153
Total equity	355,828	304,561
Total liabilities and equity	$1,873,057	$1,642,411
Number of shares outstanding	25,173,386	24,877,628
Book value per share	$11.40	$9.30

(1)
Includes restricted cash of $3.0 million as of December 31, 2021 and 2020.
(2)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $7.4 million and $3.5 million as of December 31, 2021 and 2020.
(3)
Includes $3.2 million and $2.7 million of deferred financing costs as of December 31, 2021 and 2020. Refer to Note 5 for more details.
(4)
Includes $4.0 million and $3.1 million of deferred financing costs as of December 31, 2021 and 2020. Refer to Note 5 for more details.
(5)
Includes the short-term portion of lease liabilities of $2.2 million and $2.0 million as of December 31, 2021 and 2020. Refer to Note 6 for more details.
(6)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2021	2020	2019
Interest and fees on loans	$157,990	$143,701	$130,167
Interest and dividends on investment securities	976	1,208	2,225
Medallion lease income	—	53	170
Total interest income(1)	158,966	144,962	132,562
Interest on deposits	17,543	22,330	22,521
Interest on short-term borrowings	690	2,006	3,242
Interest on long-term debt	12,907	9,815	9,282
Total interest expense(2)	31,140	34,151	35,045
Net interest income	127,826	110,811	97,517
Provision for loan losses	4,622	69,817	47,386
Net interest income (loss) after provision (benefit) for loan losses	123,204	40,994	50,131
Other income (loss)
Sponsorship and race winnings, net	12,567	20,042	18,742
Gain (loss) on equity investments	17,379	(2,985)	—
Write-down of loan collateral in process of foreclosure	(5,592)	(24,523)	(4,381)
Gain on extinguishment of debt	4,626	—	4,145
Other income	2,586	1,530	1,881
Total other income (loss), net	31,566	(5,936)	20,387
Other expenses
Salaries and employee benefits	31,591	28,172	24,971
Race team related expenses	9,559	8,366	8,996
Loan servicing fees	7,013	6,737	5,253
Professional fees	5,311	8,047	7,402
Collection costs	5,279	5,454	6,638
Rent expense	2,454	2,833	2,419
Regulatory fees	1,872	1,822	1,722
Amortization of intangible assets	1,445	1,445	1,446
Travel, meals, and entertainment	634	375	1,138
Other expenses	7,741	8,788	8,196
Total other expenses	72,899	72,039	68,181
Income (loss) before income taxes	81,871	(36,981)	2,337
Income tax (provision) benefit	(24,217)	10,074	(341)
Net income (loss) after taxes	57,654	(26,907)	1,996
Less: income attributable to the non-controlling interest	3,546	7,876	3,758
Total net income (loss) attributable to Medallion Financial Corp.	$54,108	$(34,783)	$(1,762)
Basic net income (loss) per share	$2.20	$(1.42)	$(0.07)
Diluted net income (loss) per share	$2.17	$(1.42)	$(0.07)
Distributions declared per share	$—	$—	$—
Weighted average common shares outstanding
Basic	24,599,804	24,445,452	24,342,979
Diluted	24,943,169	24,445,452	24,342,979
(1)
Included in interest and investment income is $0.8 million, $1.2 million, and $0.8 million of paid-in-kind interest for the years ended December 31, 2021, 2020, and 2019.
(2)
Average borrowings outstanding were $1,370.7 million, $1,258.5 million and $1,138.7 million as of December 31, 2021, 2020, and 2019 and the related average borrowing costs were 2.28%, 2.71%, and 3.08% for the years ended December 31, 2021, 2020, and 2019.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income (loss) after taxes	$57,654	$(26,907)	$1,996
Other comprehensive income (loss), net of tax	(978)	1,013	1,081
Total comprehensive income (loss)	56,676	(25,894)	3,077
Less comprehensive income attributable to the non-controlling interest	3,546	7,876	3,758
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$53,130	$(33,770)	$(681)

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2018	27,385,600	$274	$274,292	(2,951,243)	$(24,919)	$13,043	$(82)	$262,608	$27,596	$290,204
Net income (loss)	—	—	—	—	—	(1,762)	—	(1,762)	3,758	1,996
Non-controlling interest equity raised by Medallion Bank (1)	—	—	—	—	—	—	—	—	42,485	42,485
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(2,519)	(2,519)
Stock-based compensation	—	2	1,219	—	—	—	—	1,221	—	1,221
Issuance of restricted stock, net	216,148	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(3,946)	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	1,081	1,081	—	1,081
Balance at December 31, 2019	27,597,802	$276	$275,511	(2,951,243)	$(24,919)	$11,281	$999	$263,148	$71,320	$334,468
Net income (loss)	—	—	—	—	—	(34,783)	—	(34,783)	7,876	(26,907)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,043)	(6,043)
Stock-based compensation	—	2	2,028	—	—	—	—	2,030	—	2,030
Issuance of restricted stock, net	229,408	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(8,755)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units, net	10,416	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	1,013	1,013	—	1,013
Balance at December 31, 2020	27,828,871	$278	$277,539	(2,951,243)	$(24,919)	$(23,502)	$2,012	$231,408	$73,153	$304,561
Net income	—	—	—	—	—	54,108	—	54,108	3,546	57,654
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,516)	(6,516)
Disposition of RPAC									(1,395)	(1,395)
Stock-based compensation	—	3	2,258	—	—	—	—	2,261	—	2,261
Issuance of restricted stock, net	258,120	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(21,940)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units, net	15,508	—	—	—	—	—	—	—	—
Exercise of stock options	44,070	—	241	—	—	—	—	241	—	241
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	(978)	(978)	—	(978)
Balance at December 31, 2021	28,124,629	$281	$280,038	(2,951,243)	$(24,919)	$30,606	$1,034	$287,040	$68,788	$355,828

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)/net decrease in net assets resulting from operations	$57,654	$(26,907)	$1,996
Adjustments to reconcile net income (loss)/net decrease in net assets resulting from operations to net cash provided by operating activities:
Provision for loan losses	4,622	69,817	47,386
Paid-in-kind interest income	(814)	(1,188)	(834)
Depreciation and amortization	6,519	7,714	7,499
Amortization of origination fees, net	7,996	6,022	4,952
(Decrease) increase in deferred and other tax liabilities, net	18,327	(8,776)	853
Net change in value of loan collateral in process of foreclosure	8,966	31,926	11,838
Net realized (gains) losses on sale of investments	(17,380)	4,305	(1,820)
Net change in unrealized (appreciation) depreciation on investments	—	—	1,734
Stock-based compensation expense	2,261	2,030	1,221
Gain on extinguishment of debt	(4,626)	—	(4,145)
Increase in accrued interest receivable	(283)	(1,676)	(1,249)
Gain on disposition of RPAC	(715)	—	—
Decrease (increase) in other assets	(5,354)	2,223	2,838
Decrease (increase) in accounts payable and accrued expenses	2,694	(7,206)	(8,024)
(Decrease) increase in accrued interest payable	(1,141)	422	690
Net cash provided by operating activities	78,726	78,706	64,935
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(760,790)	(506,106)	(471,069)
Proceeds from principal receipts, sales, and maturities of loans	464,448	321,831	251,653
Purchases of investments	(19,354)	(15,580)	(10,507)
Proceeds from disposition of RPAC, net	17,676	—	—
Proceeds from principal receipts, sales, and maturities of investments	35,647	15,399	7,119
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	24,052	13,499	16,294
Net cash used for investing activities	(238,321)	(170,957)	(206,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	805,577	668,577	525,842
Repayments of time deposits and funds borrowed	(627,263)	(526,064)	(414,277)
Purchase of federal funds	—	—	4,000
Repayments of federal funds	—	—	(4,000)
Non-controlling interest equity raised by Medallion Bank	—	—	42,485
Distributions to non-controlling interests	(6,516)	(6,043)	(2,367)
Proceeds from the exercise of stock options	241	—	—
Net cash provided by financing activities	172,039	136,470	151,683
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,444	44,219	10,108
Cash and cash equivalents, beginning of period	112,040	67,821	57,713
Cash and cash equivalents, end of period (1)	$124,484	$112,040	$67,821
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$29,867	$31,204	$32,008
Cash paid during the period for income taxes	5,479	104	310
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$15,888	$47,254	$31,348
Loans transferred to other foreclosed property	—	1,800	—
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank charter pursuant to the laws of the State of Utah. The Bank originates consumer loans on a national basis for the purchase of recreational vehicles (“RVs”), boats and other consumer recreational equipment and to finance home improvements such as replacement windows and roofs. Prior to 2014, the Bank originated commercial loans to finance the purchase of taxi medallions, all of which are serviced by the Company. The loans are financed primarily with time certificates of deposits, which are originated nationally through a variety of brokered deposit relationships.

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36.1 million at December 31, 2021, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, together, Medallion Chicago, purchased $8.7 million of City of Chicago taxi medallions out of foreclosure. The 159 taxi medallions are carried at a net realizable value of $1.0 million in other assets on the Company’s consolidated balance sheets at December 31, 2021, compared to a net realizable value of $2.9 million at December 31, 2020.

The Company had a controlling ownership stake in Medallion Motorsports, LLC, the primary owner of RPAC Racing, LLC, or RPAC, a professional car racing team that competes in the NASCAR Cup Series, both of which were consolidated with the Company's financial results. On December 1, 2021, the Company completed a full divestiture of its investment in RPAC and all debt and equity securities were settled in full.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash includes $3.0 million of an interest reserve associated with the private placements of debt in March and August 2019, which cannot be used for any other purpose until March 2022. As of December 31, 2021, cash also includes $1.3 million of interest-bearing funds deposited in other banks, that are mainly callable, with original terms of 4 to 7 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $9.7 million as of both December 31, 2021 and 2020, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. For the year ended December 31, 2021, the Company determined that there was impairment of $0.8 million with respect to its equity investments and no impairment or observable price changes for the year ended December 31, 2020.

The Company sold approximately 80% of its investment in Upgrade, Inc. during 2021 for proceeds of $12.5 million and recognized a gain of $11.3 million on the sales during the year. As of December 31, 2021 the Company's remaining investment in Upgrade, Inc. had a cost of $0.3 million as of December 31, 2021.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in earnings, and the fair value of these securities of $2.0 million as of December 31, 2021 are included in other assets on the consolidated balance sheet.

The following table presents the unrealized portion related to the equity securities held as of December 31, 2021.

Year Ended December 31,
(Dollars in thousands)	2021
Net losses recognized during the period on equity securities	$(50)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(50)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.3 million as of both December 31, 2021 and 2020, and $0.1 million, $0.3 million, and $0.1 million was amortized to interest income for the years ended December 31, 2021, 2020, and 2019. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. As of December 31, 2021 and 2020, net loan origination costs were $26.1 million and $20.7 million. Net amortization to income for the years ended December 31, 2021, 2020, and 2019 were $7.7 million, $6.0 million, and $5.0 million.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio has different characteristics, typified by a larger number of smaller dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. Consumer loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $4.0 million or 0.28% of the total loan portfolio as of December 31, 2021, as compared to $6.9 million, or 0.57% as of December 31, 2020.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants concessions to the borrower for other than an insignificant period of time that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans. Beginning in the third quarter 2019, all consumer loans which are party to a Chapter 13 bankruptcy are immediately classified as TDRs. The Company’s policy with regard to bankrupt recreation loans is to take an immediate 40% write down of the loan balance. As a result of the Consolidated Appropriations Act and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the relief period was extended to January 1, 2022, at which date relief was terminated. During the relief period, companies may elect to (a) suspend the requirements of GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs and (b) suspend any determination of a loan modified as a result of the effects of COVID-19 as a TDR, including impairment for accounting purposes. Any such suspension is applicable for the term of the loan modification, but solely with respect to any modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019, and shall not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. As of December 31, 2021, there were no consumer or medallion loan modifications related to COVID-19 that would have otherwise been classified as TDRs, and therefore there was no need for the Company to elect this relief under the CARES Act during 2020 and 2021. However, the Company may have loan modifications related to COVID-19 that would apply under this provision of the CARES Act in the future.

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

The Company had no loans pledged under borrowing arrangements as of December 31, 2021 and had $15.4 million of net loans pledged as collateral under borrowing arrangements as of December 31, 2020.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $20.5 million and $107.1 million as of December 31, 2021 and 2020. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of December 31, 2021 and 2020.

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

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of December 31, 2021 and 2020, the Company had goodwill of $150.8 million, all of which related to the Bank. As of December 31, 2021 and 2020, the Company had intangible assets of $23.5 million and $51.1 million. During 2021, the Company disposed of its investment in RPAC, resulting in the removal of $26.2 million of intangible assets. The Company recognized $1.4 million of amortization expense on the intangible assets for each of the years ended December 31, 2021, 2020, and 2019. Additionally, loan portfolio premiums of $12.4 million were determined as of April 2, 2018, of which $0.5 million and $2.7 million were outstanding as of December 31, 2021 and 2020, and of which $2.2 million, $3.0 million, and $3.3 million was amortized to interest income for the years ended December 31, 2021, 2020, and 2019. Management performed a step 0 analysis in assessing the goodwill and intangibles for impairment at December 31, 2021 and 2020, concluding that there was no impairment of these assets.

The following table details of the intangible assets as of December 31, 2021 and 2020:

	December 31,
(Dollars in thousands)	2021	2020
Brand-related intellectual property	$17,874	$18,974
Home improvement contractor relationships	5,606	5,951
Race organization	—	26,165
Total intangible assets	$23,480	$51,090

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $2.4 million, $2.6 million, and $2.3 million for the years ended December 31, 2021, 2020, and 2019. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $7.1 million and $5.8 million as of December 31, 2021 and 2020.

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

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2021	2020	2019
Net income (loss) available to common stockholders	$54,108	$(34,783)	$(1,762)
Weighted average common shares outstanding applicable to basic EPS	24,599,804	24,445,452	24,342,979
Effect of dilutive stock options	92,602	—	—
Effect of restricted stock grants	250,763	—	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,943,169	24,445,452	24,342,979
Basic income (loss) per share	$2.20	$(1.42)	$(0.07)
Diluted income (loss) per share	2.17	(1.42)	(0.07)

Potentially dilutive common shares excluded from the above calculations aggregated 421,190 shares, 934,003 shares, and 462,180 shares as of December 31, 2021, 2020, and 2019.

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

During the years ended December 31, 2021, 2020, and 2019, the Company issued 258,120, 229,408, and 216,148 restricted shares of stock-based compensation awards, issued 317,398, 444,557, and 449,450 shares of other stock-based compensation awards, and issued 16,803, 47,156, and 26,040 restricted stock units; and recognized $2.3 million, $2.0 million, and $1.2 million, or $0.09, $0.08, and $0.05 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2021, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $3.0 million, which is expected to be recognized over the next 13 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of December 31, 2021, the Bank’s Tier 1 leverage ratio was 17.53%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory		December 31,
(Dollars in thousands)	Minimum	Well-Capitalized	2021	2020
Common equity tier 1 capital			$193,459	$148,507
Tier 1 capital			262,247	217,295
Total capital			281,211	233,460
Average assets			1,495,726	1,283,664
Risk-weighted assets			1,482,678	1,243,783
Leverage ratio (1)	4.0%	5.0%	17.5%	16.9%
Common equity tier 1 capital ratio (2)	7.0	6.5	13.1	11.9
Tier 1 capital ratio (3)	8.5	8.0	17.7	17.5
Total capital ratio (3)	10.5	10.0	19.0	18.8
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of December 31, 2021 and December 31, 2020 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both December 31, 2021 and December 31, 2020.

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

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of December 31, 2021 and 2020.

December 31, 2021 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$35,469	$672	$(403)	$35,738
State and municipalities	9,025	60	(51)	9,034
Total	$44,494	$732	$(454)	$44,772

December 31, 2020 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$34,929	$1,495	$(45)	$36,379
State and municipalities	10,226	189	(2)	10,413
Total	$45,155	$1,684	$(47)	$46,792

The amortized cost and estimated market value of investment securities as of December 31, 2021 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2021 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$10	$10
Due after one year through five years	9,907	10,107
Due after five years through ten years	9,919	10,107
Due after ten years	24,658	24,548
Total	$44,494	$44,772

The following tables show information pertaining to securities with gross unrealized losses as of December 31, 2021 and 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
December 31, 2021 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(403)	$16,330	$—	$—
State and municipalities	(9)	2,124	(42)	(1,956)
Total	$(412)	$18,454	$(42)	$(1,956)

	Less than Twelve Months		Twelve Months and Over
December 31, 2020 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(45)	$4,028	$—	$—
State and municipalities	—	—	(2)	196
Total	$(45)	$4,028	$(2)	$196

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at December 31, 2021 and 2020.

	As of December 31,
	2021		2020
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$961,320	65%	$792,686	65%
Home improvement	436,772	29	334,033	27
Commercial	76,696	5	65,327	5
Medallion	14,046	1	37,768	3
Strategic partnership	90	—	24	—
Total gross loans	1,488,924	100%	1,229,838	100%
Allowance for loan losses	(50,166)		(57,548)
Total net loans	$1,438,758		$1,172,290

The following tables show the activity of the gross loans for the years ended December 31, 2021 and 2020.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	441,921	258,038	36,415	—	10,997	747,371
Principal payments, sales, and maturities	(264,424)	(155,442)	(25,873)	(7,778)	(10,931)	(464,448)
Charge-offs, net	(2,581)	(551)	—	(8,872)	—	(12,004)
Transfer to loan collateral in process of foreclosure, net	(10,431)	—	—	(5,457)	—	(15,888)
Amortization of origination costs	(9,678)	1,671	13	(2)	—	(7,996)
Amortization of loan premium	(221)	(346)	—	(1,615)	—	(2,182)
FASB origination costs, net	14,048	(631)	—	2	—	13,419
Paid-in-kind interest	—	—	814	—	—	814
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2019	$713,332	$247,324	$69,767	$130,432	$—	$1,160,855
Loan originations	294,885	193,098	7,575	—	1,663	497,221
Principal payments, sales, and maturities	(187,989)	(105,813)	(13,183)	(13,207)	(1,639)	(321,831)
Charge-offs, net	(14,457)	(1,229)	(28)	(42,648)	—	(58,362)
Transfer to loan collateral in process of foreclosure, net	(14,871)	—	—	(32,383)	—	(47,254)
Amortization of origination costs	(7,809)	1,910	8	(131)	—	(6,022)
Amortization of loan premium	(191)	(320)	—	(2,531)	—	(3,042)
FASB origination costs, net	9,786	(937)	—	36	—	8,885
Paid-in-kind interest	—	—	1,188	—	—	1,188
Transfer to other foreclosed property	—	—	—	(1,800)	—	(1,800)
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838

The following table sets forth the activity in the allowance for loan losses for the years ended December 31, 2021 and 2020.

	December 31,
(Dollars in thousands)	2021	2020
Allowance for loan losses – beginning balance	$57,548	$46,093
Charge-offs
Recreation	(14,712)	(23,543)
Home improvement	(2,949)	(2,909)
Commercial	—	(31)
Medallion	(15,287)	(49,361)
Total charge-offs	(32,948)	(75,844)
Recoveries
Recreation	12,131	9,086
Home improvement	2,398	1,680
Commercial	—	3
Medallion	6,415	6,713
Total recoveries	20,944	17,482
Net charge-offs (1)	(12,004)	(58,362)
Provision for loan losses	4,622	69,817
Allowance for loan losses – ending balance (2)	$50,166	$57,548
(1)
As of December 31, 2021, cumulative charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $258.3 million, some of which represents collection opportunities for the Company.

(2)
As of December 31, 2021 and 2020, there was no allowance for loan losses and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of December 31, 2021 and 2020.

December 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation (1)	$32,435	64%	3.37%	91.18%
Home improvement (2)	7,356	15	1.68	20.68
Commercial	1,141	2	1.49	3.21
Medallion	9,234	19	65.74	25.96
Total	$50,166	100%	3.37%	141.03%
(1)
As of December 31, 2021 allowance reflects $4.2 million of loan loss allowance having been netted with loan principal in connection with the initial consolidation of Medallion Bank in 2018.
(2)
As of December 31, 2021 allowance reflects $0.5 million of loan loss allowance having been netted with loan principal in connection with the initial consolidation of Medallion Bank in 2018.

December 31, 2020 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation (1)	$27,348	48%	3.45%	378.20%
Home improvement (2)	5,157	9	1.54	NM
Commercial	—	—	—	—
Medallion	25,043	43	66.31	68.01
Total	$57,548	100%	4.68%	93.17%
(1)
As of December 31, 2020 allowance reflects $6.8 million of loan loss allowance having been netted with loan principal in connection with the initial consolidation of Medallion Bank in 2018.
(2)
As of December 31, 2020 allowance reflects $0.8 million of loan loss allowance having been netted with loan principal in connection with the initial consolidation of Medallion Bank in 2018.

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Total nonaccrual loans	$35,571	$61,767	$26,484
Interest foregone for the year	1,620	3,311	2,152
Amount of foregone interest applied to principal for the year	432	602	254
Interest foregone life-to-date	3,623	5,252	2,744
Amount of foregone interest applied to principal life-to-date	942	792	471
Percentage of nonaccrual loans to gross loan portfolio	2.4%	5.0%	2.0%
Percentage of allowance for loan losses to nonaccrual loans	141.0%	93.0%	174.0%

The following tables present the performance status of loans as of December 31, 2021 and 2020.

December 31, 2021 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$955,763	$5,557		$961,320	0.58%
Home improvement	436,640	132		436,772	0.03
Commercial	60,366	16,330		76,696	21.29
Medallion	—	14,046		14,046	100.00
Strategic partnership	90	—		90	—
Total	$1,452,859	$36,065		$1,488,924	2.42%

December 31, 2020 (Dollars in thousands)	Performing	Nonperforming		Total	Percentage of Nonperforming to Total
Recreation	$785,047	$7,639		$792,686	0.96%
Home improvement	333,862	171		334,033	0.05
Commercial	48,731	16,596		65,327	25.40
Medallion	—	37,768	(1)	37,768	100.00
Strategic partnership	24	—		24	—
Total	$1,167,664	$62,174		$1,229,838	5.06%
(1)
Includes medallion loan premiums of $1.6 million as of December 31, 2020.

For those performing loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of December 31, 2021 and 2020, all of which had an allowance recorded against the principal balance.

	December 31,
	2021			2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$5,557	$5,557	$188	$7,639	$7,639	$264
Home improvement	132	132	2	171	171	3
Commercial	16,330	16,360	1,141	16,596	16,600	—
Medallion	14,046	14,958	8,837	37,768	38,368	25,043
Total nonperforming loans with an allowance	$36,065	$37,007	$10,168	$62,174	$62,778	$25,310

	Year Ended December 31,
	2021		2020
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$5,618	$515	$7,949	$560
Home improvement	108	—	172	2
Commercial	16,816	93	16,884	123
Medallion	17,538	—	40,928	465
Total nonperforming loans with an allowance	$40,080	$608	$65,933	$1,150

The following tables show the aging of all loans as of December 31, 2021 and 2020.

December 31, 2021	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$20,037	$6,569	$3,818	$30,424	$901,435	$931,859	$—
Home improvement	1,517	479	132	2,128	436,803	438,931	—
Commercial	1,795	—	74	1,869	74,827	76,696	—
Medallion	215	7,125	—	7,340	6,706	14,046	—
Strategic partnership	—	—	—	—	90	90	—
Total	$23,564	$14,173	$4,024	$41,761	$1,419,861	$1,461,622	$—
(1)
Excludes loan premiums of $0.5 million and $26.8 million of capitalized loan origination costs.

December 31, 2020	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$22,058	$7,582	$5,343	$34,983	$732,391	$767,374	$—
Home improvement	813	218	170	1,201	335,684	336,885	—
Commercial	—	—	75	75	65,265	65,340	—
Medallion	2,019	973	1,290	4,282	31,871	36,153	—
Strategic partnership	—	—	—	—	24	24	—
Total	$24,890	$8,773	$6,878	$40,541	$1,165,235	$1,205,776	$—
(1)
Excludes loan premiums of $2.7 million and $21.3 million of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 295% and 327% as of December 31, 2021 and 2020.

The following table shows the TDR’s which the Company entered into during the year ended December 31, 2021.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	56	668	585
Medallion loans	11	3,071	3,071

One medallion loan modified as a TDR in the twelve months preceding the year ended December 31, 2021, having a gross investment value of $0.2 million and an allowance for loan loss of $0.1 million, was in default as of December 31, 2021. A total of 31 recreation loans modified as TDRs in the twelve months preceding the year ended December 31, 2021, having a gross investment value of $0.3 million and an allowance for loan losses of less than $0.1 million, were in default as of December 31, 2021.

The following table shows the TDR’s which the Company entered into during the year ended December 31, 2020.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	77	1,053	749
Commercial loans	1	1,821	1,821
Medallion loans	59	33,505	33,505

Five medallion loans modified as a TDR in the twelve months preceding the year ended December 31, 2020, having a gross investment value of $1.0 million and an allowance for loan losses of $0.3 million, were in default as of December 31, 2020. A total of 43 recreation loans modified as TDRs were in the twelve months preceding the year ended December 31, 2020, having a gross investment value of $0.1 million and an allowance for loan losses of $0.1 million, were in default as of December 31, 2020.

The following tables show the activity of the loan collateral in process of foreclosure, which relates only to the recreation and medallion loans, for the years ended December 31, 2021 and 2020.

Year Ended December 31, 2021 (Dollars in thousands)	Recreation	Medallion(1)	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	10,431	5,457	15,888
Sales	(6,951)	(2,928)	(9,879)
Cash payments received	—	(14,173)	(14,173)
Collateral valuation adjustments	(3,192)	(5,774)	(8,966)
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
(1)
As of December 31, 2021, medallion loans in the process of foreclosure included 516 medallions in the New York market, 62 medallions in the Newark market, 335 medallions in the Chicago market, and 48 medallions in various other markets.

Year Ended December 31, 2020 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2019	$1,476	$51,235	$52,711
Transfer from loans, net	14,871	32,403	47,274
Sales	(7,512)	(300)	(7,812)
Cash payments received	—	(5,687)	(5,687)
Collateral valuation adjustments	(7,403)	(24,523)	(31,926)
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Year Ending December 31,
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	December 31, 2021(1)	December 31, 2020(1)	Interest Rate (2)
Deposits (3)	$405,311	$242,965	$289,685	$165,798	$149,529	$—	$1,253,288	$1,067,822	1.20%
Retail and privately placed notes	—	—	36,000	—	31,250	53,750	121,000	103,225	7.66
SBA debentures and borrowings	—	5,000	13,963	14,000	14,000	23,000	69,963	68,008	2.72
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.31
Notes payable to banks	—	—	—	—	—	—	—	31,261	—
Other borrowings	—	—	—	—	—	—	—	8,689	—
Total	$405,311	$247,965	$339,648	$179,798	$194,779	$109,750	$1,477,251	$1,312,005	1.82%
(1)
Excludes deferred financing costs of $7.1 million and $5.8 million as of December 31, 2021 and 2020.
(2)
Weighted average contractual rate as of December 31, 2021.
(3)
Balance excludes $0.8 million and $0.3 million of strategic partner reserve deposits as of December 31, 2021 and 2020.

(A) DEPOSITS

Deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. The Bank did not have any individual time deposits greater than $0.1 million as of December 31, 2021. In October 2020, the Bank began to originate time deposits through an internet listing service. These deposits are from other financial institutions, which as of December 31, 2021 and 2020, had $8.7 million and $1.0 million in listing services deposits. The following table presents the maturity of the broker pools, excluding strategic partner reserve deposits, as of December 31, 2021.

(Dollars in thousands)	December 31, 2021
Three months or less	$119,027
Over three months through six months	168,243
Over six months through one year	118,041
Over one year	847,977
Total deposits	$1,253,288

(B) RETAIL AND PRIVATELY PLACED NOTES

In February 2021, the Company completed a private placement to certain institutional investors of $25.0 million aggregate principal amount of 7.25% unsecured senior notes due February 2026, with interest payable semiannually. In March 2021, an additional $3.3 million principal amount of such notes was issued to certain institutional investors. Subsequently in April 2021, an additional $3.0 million principal amount of such notes was issued to certain institutional investors. The Company has used the net proceeds from the offering for general corporate purposes, including repayment of outstanding debt.

In December 2020, the Company completed a private placement to certain institutional investors of $33.6 million aggregate principal amount of 7.50% unsecured senior notes due December 2027, with interest payable semiannually. In February and March 2021, an additional $8.5 million principal amount of such notes was issued to certain institutional investors. Subsequently in April 2021, an additional $11.7 million principal amount of such notes was issued to certain institutional investors. The Company has used the net proceeds from the offering for general corporate purposes, including repayment of outstanding debt.

In March 2019, the Company completed a private placement to certain institutional investors of $30.0 million aggregate principal amount of 8.25% unsecured senior notes due 2024, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, including repaying certain borrowings under its notes payable to banks at a discount which led to a gain of $4.1 million in the 2019 first quarter. In August 2019, an additional $6.0 million principal amount of such notes was issued to certain institutional investors.

In April 2016, the Company issued a total of $33.6 million aggregate principal amount of 9.00% unsecured notes due 2021, with interest payable quarterly in arrears. The Company used the net proceeds from the offering of approximately $31.8 million to make loans and other investments in portfolio companies and for general corporate purposes, including repaying borrowings under its DZ loan in the ordinary course of business. These notes were repaid at maturity on April 15, 2021.

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, of which the fee was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33.5 million in principal into a new loan by the SBA to FSVC in the principal amount of $34.0 million, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34.0 million. The SBA Loan bears interest at a rate of 3.25% and all remaining unpaid principal and interest are due on April 30, 2024, the maturity date. As of December 31, 2021, there were $9.5 million commitments available, and $70.0 million was outstanding, including $9.0 million under the SBA Note.

On July 31, 2020, MCI accepted a commitment from the SBA for $25.0 million in debenture financing. As part of the acceptance, MCI paid the SBA a 1% commitment fee. The commitment expires September 24, 2024. As of December 31, 2021, $15.5 million of the commitment had been drawn, including $8.5 million to replace debentures which matured in 2021. The remaining balance of $9.5 million is drawable upon the infusion of $4.8 million of capital from either the capitalization of retained earnings or capital infusion from the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (0.21% at December 31, 2021) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the preferred securities were repurchased from a third-party investor. As of December 31, 2021, $33.0 million was outstanding on the preferred securities.

(E) NOTES PAYABLE TO BANKS

The Company and its subsidiaries have entered into note agreements with a variety of local and regional banking institutions over the years. The notes were typically secured by various assets of the underlying borrower. As of December 31, 2021, the Company did not have any notes payable to banks.

During 2021, the Company used some of the proceeds of the privately placed notes to pay off all of its notes payable to banks aggregating $23.0 million, principal amount, resulting in a gain on debt extinguishment of $4.6 million.

In November 2018, MFC entered into a note to the benefit of DZ Bank for $1.4 million at a 4.00% interest rate due December 2023, as part of the restructuring of the DZ loan. The note required a regular quarterly payment of $70,000 of principal and accrued interest and had a maturity date of December 2023. During 2021, the note was settled in its entirety.

(F) OTHER BORROWINGS

In November and December 2017, RPAC amended the terms of various promissory notes with affiliate Richard Petty. Additionally, RPAC had a short-term promissory note to an unrelated party for $0.5 million and due on December 31, 2021. In connection with the Company's complete divestiture of its investment in RPAC, all debt with respect to RPAC has been removed from the Company's balance sheet.

On June 17, 2020, RPAC was approved for and received a Paycheck Protection Program, or PPP, loan under the CARES Act, in the amount of $0.7 million at a 1.00% annual interest rate due in five years. In accordance with its terms, the note was forgiven during the second quarter 2021, as the loan proceeds were used in accordance with the requirements set forth in the PPP.

(G) COVENANT COMPLIANCE

From time to time, the Company may enter into debt agreements which may contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios and minimum net worth. As of December 31, 2021, the Company did not have any borrowing agreements that contained any such restrictions.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach, in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the years ended December 31, 2021, 2020, and 2019.

	December 31,
(Dollars in thousands)	2021	2020	2019
Operating lease costs	$2,287	$2,384	$2,184
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,454	2,821	2,419
Right-of-use asset obtained in exchange for lease liability	(118)	251	2,413

The following table presents the breakout of the operating leases as of December 31, 2021 and 2020.

	December 31,
(Dollars in thousands)	2021	2020
Operating lease right-of-use assets	$10,045	$11,737
Other current liabilities	2,159	2,004
Operating lease liabilities	9,053	11,018
Total operating lease liabilities	11,212	13,022
Weighted average remaining lease term	5.4 years	6.4 years
Weighted average discount rate	5.54%	5.54%

The following table presents maturities of the lease liabilities as of December 31, 2021.

(Dollars in thousands)
2022	$2,439
2023	2,356
2024	2,373
2025	2,390
2026	2,408
Thereafter	1,164
Total lease payments	13,130
Less imputed interest	1,918
Total operating lease liabilities	$11,212

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of December 31, 2021 and 2020.

	December 31,
(Dollars in thousands)	2021	2020
Goodwill and other intangibles	$(43,894)	$(44,799)
Provision for loan losses	11,057	19,556
Net operating loss carryforwards (1)	12,167	30,493
Accrued expenses, compensation, and other assets	2,579	1,174
Unrealized gains (losses) on other investments	2,176	(6,769)
Total deferred tax liability	(15,915)	(345)
Valuation allowance(2)	(2,295)	(462)
Deferred tax liability, net	$(18,210)	$(807)
(1)
As of December 31, 2021, the Company and its subsidiaries had an estimated $52.4 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $9.9 million of December 31, 2021.
(2)
During the year ended December 31, 2021, it was determined that the likelihood of utilization of certain net operating losses was remote and a valuation allowance of $1.8 million was assessed against these assets.

The following table shows the components of our tax (provision) benefit for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current
Federal	$(3,550)	$—	$—
State	(1,563)	(260)	519
Deferred
Federal	(13,686)	7,702	(489)
State	(5,418)	2,632	(371)
Net (provision) benefit for income taxes	$(24,217)	$10,074	$(341)

The following table presents a reconciliation of statutory federal income tax (provision) benefit to consolidated actual income tax (provision) benefit reported for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Statutory Federal income tax (provision) benefit at 21%	$(17,193)	$7,766	$(642)
State and local income taxes, net of federal income tax benefit	(3,363)	1,518	(120)
Valuation allowance against net operating losses	(1,833)	1,228	380
Change in effective state income tax rates and accrual	(1,691)	(405)	(251)
Income attributable to non-controlling interest	628	460	309
Non deductible expenses	(178)	(453)	—
Other	(587)	(40)	(17)
Total income tax (provision) benefit	$(24,217)	$10,074	$(341)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of December 31, 2021.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2018 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. A total of 2,210,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 399,987 remained issuable as of December 31, 2021. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At December 31, 2021, 1,111,687 options on the Company’s common stock were outstanding under the Company’s plans, of which 320,922 options were exercisable. Additionally, there were 493,326 unvested shares of the Company’s common stock outstanding and 16,803 unvested restricted stock units and 47,272 vested restricted stock units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.50, $3.09, and $3.10 per share for the years ended December 31, 2021, 2020, and 2019. The following assumption categories are used to determine the value of any option grants.

	Year Ended December 31,
	2021	2020	2019
Risk free interest rate	0.97%	1.23%	2.29%
Expected dividend yield	—	—	0.66
Expected life of option in years (1)	6.25	6.25	6.25
Expected volatility (2)	53.98%	51.03%	49.03%
(1)
Expected life is calculated using the simplified method.
(2)
We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the years ended December 31, 2021, 2020, and 2019.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	144,666	$2.14 - 13.84	$7.23
Granted	449,450	5.21 - 7.25	6.61
Cancelled	(44,076)	6.55 - 13.84	9.00
Exercised (1)	—	—	—
Outstanding at December 31, 2019	550,040	2.14 - 13.53	6.58
Granted	444,557	4.89 - 6.68	6.24
Cancelled	(42,928)	2.22 - 13.53	6.91
Exercised (1)	—	—	—
Outstanding at December 31, 2020 (2)	951,669	2.14 - 12.55	6.41
Granted	317,398	6.79	6.79
Cancelled	(113,310)	4.89 - 11.53	6.64
Exercised (1)	(44,070)	5.21 - 7.25	5.58
Outstanding at December 31, 2021 (2)	1,111,687	$2.14-12.55	$6.41
Options exercisable at
December 31, 2019	62,778	$2.14-13.53	$7.60
December 31, 2020	178,307	2.14-12.55	6.33
December 31, 2021	320,922	2.14-12.55	6.53
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0.2 million for the year ended December 31, 2021 and $0 for the years ended December 31, 2020, and 2019.
(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2021 and the related exercise price of the underlying options, was $0.1 million for outstanding options and $0.1 million for exercisable options as of December 31, 2021. The remaining contractual life was 8.03 years for outstanding options and 7.07 years for exercisable options at December 31, 2021.

The following table presents the activity for the restricted stock programs for the years ended December 31, 2021, 2020, and 2019.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2018	190,915	$2.14 - 5.27	$4.06
Granted	216,148	4.80 - 7.25	6.59
Cancelled	(3,946)	3.93 - 6.55	4.97
Vested (1)	(118,238)	2.06 - 4.80	3.89
Outstanding at December 31, 2019	284,879	3.95 - 7.25	6.01
Granted	229,408	4.89 - 6.68	6.21
Cancelled	(8,755)	3.95 - 7.25	6.93
Vested (1)	(89,392)	3.95 - 6.55	5.37
Outstanding at December 31, 2020	416,140	4.39 - 7.25	6.24
Granted	258,120	6.79 - 8.40	7.38
Cancelled	(21,940)	4.89 - 7.25	5.98
Vested (1)	(158,994)	4.39 - 7.25	6.16
Outstanding at December 31, 2021(2)	493,326	$4.89 - 7.25	$6.87
(1)
The aggregate fair value of the restricted stock vested was $1.1 million, $0.6 million, and $0.7 million for the years ended December 31, 2021, 2020, and 2019.
(2)
The aggregate fair value of the restricted stock was $2.9 million as of December 31, 2021. The remaining vesting period was 3.17 years at December 31, 2021.

For the year ended December 31, 2021, the Company granted 16,803 restricted stock units (RSUs) that vest on June 17, 2022 with a grant price of $8.87, and during the year ended December 31, 2020, granted 47,156, RSUs that vested on June 19, 2021 with a grant price of $3.16. For the RSUs granted in 2021 and 2020, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of December 31, 2021, there were 47,272 vested RSUs outstanding.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2021.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2020	773,362	$4.89 - 7.25	$6.42
Granted	317,398	6.79	6.79
Cancelled	(106,717)	4.89 - 7.25	6.41
Vested	(193,278)	5.58 - 7.25	6.63
Outstanding at December 31, 2021	790,765	$4.89 - 7.25	$6.52

The intrinsic value of the options vested was less than $0.1 million for each of the years ended December 31, 2021, 2020, and 2019.

(9) SEGMENT REPORTING

The Company has six business segments, which include four lending and two non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank in all fifty states. The highest concentrations of recreation loans are in Texas, California, and Florida at 16%, 10%, and 9% of loans outstanding and with no other states over 5% as of December 31, 2021. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and other consumer recreational equipment make up 60%, 19%, and 9% of the segment portfolio as of December 31, 2021. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 30%, 26%, and 13% with no other product lines exceeding 6% . The highest concentrations of home improvement loans are in Florida, Texas, and Ohio at 10%, 10%, and 8% of loans outstanding and with no other states over 5% as of December 31, 2021. The commercial lending segment focuses on enterprise wide industries, including manufacturing and various other industries, in which 51% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of medallions, taxis, and related assets, of which 89% were in New York City as of December 31, 2021.

In addition, our non-operating segments include RPAC and our corporate and other investments segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements. As a result of COVID-19, the prior year race season had been suspended from March 15, 2020 through May 17, 2020. As states reopened, NASCAR resumed races and completed all races scheduled in 2020. Commencing in the 2020 second quarter, the Bank began issuing loans related to its strategic partnership business, which is currently included within the corporate and other investment segment due to its small size.

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

The following tables present segment data as of and for the years ended December 31, 2021, 2020, and 2019.

Year Ended December 31, 2021	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC (1)	Corporate and Other Investments	Consolidated
Total interest income (loss)	$118,305	$34,204	$6,592		$(1,483)	$—	$1,348	$158,966
Total interest expense	9,993	4,153	2,720		5,914	546	7,814	31,140
Net interest income (loss)	108,312	30,051	3,872		(7,397)	(546)	(6,466)	127,826
Provision for loan losses	7,671	2,750	—		(7,752)	—	1,953	4,622
Net interest income (loss) after loss provision	100,641	27,301	3,872		355	(546)	(8,419)	123,204
Sponsorship and race winnings	—	—	—		—	12,567	—	12,567
Race team related expenses	—	—	—		—	(9,559)	—	(9,559)
Other income (expense), net	(30,156)	(11,640)	3,101		(1,991)	(5,108)	1,455	(44,339)
Net income (loss) before taxes	70,485	15,661	6,973		(1,636)	(2,646)	(6,964)	81,873
Income tax (provision) benefit	(18,699)	(4,155)	(1,850)		433	(1,498)	1,552	(24,217)
Net income (loss) after taxes	$51,786	$11,506	$5,123		$(1,203)	$(4,144)	$(5,412)	$57,656
Balance Sheet Data
Total loans net	$928,885	$429,416	$73,713		$4,812	$—	$1,933	$1,438,759
Total assets	896,223	371,781	103,631		42,011	—	459,411	1,873,057
Total funds borrowed	710,616	294,786	82,169		69,221	—	328,358	1,485,150
Selected Financial Ratios
Return on average assets	6.00%	3.01%	5.85%		(1.15)%	20.35%	(1.89)%	3.12%
Return on average equity	30.01	15.04	29.23		(5.75)	885.29	(13.62)	21.24
Interest yield	13.94	9.30	10.41		(18.77)	N/A	N/A	11.48
Net interest margin	12.76	8.17	6.12		(93.60)	N/A	N/A	9.26
Reserve coverage	3.37	1.68	1.49	(1)	65.74	N/A	N/A	3.37
Delinquency status(2)	0.41	0.03	0.10	(1)	—	N/A	N/A	0.28
Charge-off ratio(4)	0.30	0.15	—	(3)	95.40	N/A	N/A	0.85
(1)
Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.
(4)
Negative balances indicate recoveries for the period.
(5)
The Company sold its interest in RPAC in December 2021. Selected earnings data are applicable through the date of sale.

Year Ended December 31, 2020	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income (loss)	$110,706	$27,273	$6,926		$(1,518)	$—	$1,575	$144,962
Total interest expense	13,013	5,699	2,538		3,610	163	9,128	34,151
Net interest income (loss)	97,693	21,574	4,388		(5,128)	(163)	(7,553)	110,811
Provision for loan losses	23,736	3,778	—		42,276	—	27	69,817
Net interest income (loss) after loss provision	73,957	17,796	4,388		(47,404)	(163)	(7,580)	40,994
Sponsorship and race winnings	—	—	—		—	20,042	—	20,042
Race team related expenses	—	—	—		—	(8,366)	—	(8,366)
Other income (expense), net	(27,341)	(9,611)	(3,196)		(30,366)	(7,973)	(11,164)	(89,651)
Net income (loss) before taxes	46,616	8,185	1,192		(77,770)	3,540	(18,744)	(36,981)
Income tax (provision) benefit	(12,004)	(2,108)	(299)		19,520	(889)	5,854	10,074
Net income (loss) after taxes	$34,612	$6,077	$893		$(58,250)	$2,651	$(12,890)	$(26,907)
Balance Sheet Data
Total loans net	$765,338	$328,876	$62,037		$12,725	$—	$3,314	$1,172,290
Total assets	777,605	340,494	80,622		124,554	33,711	285,425	1,642,411
Total funds borrowed	621,735	272,284	65,924		98,636	8,689	244,987	1,312,255
Selected Financial Ratios
Return on average assets	4.59%	2.07%	1.07%		(33.21)%	7.98%	(5.06)%	(2.16)%
Return on average equity	22.93	10.35	5.17		(165.21)	(363.66)	(23.29)	(10.90)
Interest yield	14.90	9.66	10.51		(2.11)	N/A	N/A	11.32
Net interest margin	13.15	7.62	6.66		(7.14)	N/A	N/A	8.65
Reserve coverage	3.45	1.54	0.00	(1)	66.31	N/A	N/A	4.68
Delinquency status(2)	0.70	0.05	0.11	(1)	3.57	N/A	N/A	0.57
Charge-off ratio	1.95	0.44	0.04	(3)	59.38	N/A	N/A	5.00
(1)
Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.

Year Ended December 31, 2019	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income	$99,463	$19,943	$7,183		$3,665	$—	$2,308	$132,562
Total interest expense	13,304	4,757	2,833		7,962	159	6,030	35,045
Net interest income (loss)	86,159	15,186	4,350		(4,297)	(159)	(3,722)	97,517
Provision for loan losses	28,638	1,598	364		16,331	—	455	47,386
Net interest income (loss) after loss provision	57,521	13,588	3,986		(20,628)	(159)	(4,177)	50,131
Sponsorship and race winnings	—	—	—		—	18,742	—	18,742
Race team related expenses	—	—	—		—	(8,996)	—	(8,996)
Other income (expense), net	(23,490)	(7,520)	(1,149)		(10,493)	(6,942)	(7,946)	(57,540)
Net income (loss) before taxes	34,031	6,068	2,837		(31,121)	2,645	(12,123)	2,337
Income tax (provision) benefit	(8,813)	(1,572)	(684)		7,596	(329)	3,461	(341)
Net income (loss) after taxes	$25,218	$4,496	$2,153		$(23,525)	$2,316	$(8,662)	$1,996
Balance Sheet Data
Total loans net	$695,257	$244,716	$66,405		$105,022	$—	$3,362	$1,114,762
Total assets	707,377	252,704	84,924		217,483	31,538	247,641	1,541,667
Total funds borrowed	563,805	201,605	68,666		176,825	7,794	150,898	1,169,593
Selected Financial Ratios
Return on average assets	3.84%	2.20%	2.44%		(9.73)%	7.28%	(3.71)%	(0.12)%
Return on average equity	17.19	10.22	12.21		(48.49)	(96.37)	(14.26)	(0.59)
Interest yield	15.39	9.50	11.39		2.88	N/A	N/A	11.75
Net interest margin	13.33	7.24	6.90		(3.38)	N/A	N/A	8.64
Reserve coverage	2.53	1.05	0.00	(1)	19.48	N/A	N/A	3.97
Delinquency status(2)	0.84	0.07	0.15	(1)	2.04	N/A	N/A	0.76
Charge-off ratio	2.69	0.37	1.30	(3)	14.68	N/A	N/A	3.60
(1)
Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.
(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers for either a one-, two-, three- or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year of each five-year term, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. Typically, the contracts with a one- or two-year term will renew for new one- or two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one or two-year term (as applicable); however, there is currently one agreement that renews after two years for additional one- year terms and one agreement with a three-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period. Employment agreements expire at various dates through 2026, with future minimum payments under these agreements of approximately $12.1 million as follows:

(Dollars in thousands)
2022	$3,996
2023	2,816
2024	2,272
2025	2,094
2025	872
Thereafter	—
Total	$12,050

(B) OTHER COMMITMENTS

As of December 31, 2021 the Company had one commitment to extend credit of up to $1.8 million with an expiration date of January 1, 2025. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

(C) SEC LITIGATION

On December 29, 2021, the SEC filed a civil complaint in the U.S. District Court for the Southern District of New York against the Company and its President and Chief Operating Officer alleging certain violations of the antifraud, books and records, internal controls and anti-touting provisions of the federal securities laws. The litigation relates to certain issues that occurred during the period 2015 to 2017, including (i) the Company’s retention of third parties in 2015 and 2016 concerning posting information about the

Company on certain financial websites and (ii) the Company’s financial reporting and disclosures concerning certain assets, including Medallion Bank, in 2016 and 2017, a period when the Company had previously reported as a business development company (BDC) under the Investment Company Act of 1940. Since April 2018, the Company does not report as a BDC, and has not worked with such third parties since 2016. The Company does not expect to change previously reported financial results.

The SEC is seeking injunctive relief, disgorgement plus pre-judgment interest and civil penalties in amounts unspecified, as well as an officer and director bar against the Company’s President and Chief Operating Officer. The Company and its President and Chief Operating Officer intend to defend themselves vigorously and believe that the SEC will not prevail on its claims. Nevertheless, depending on the outcome of the litigation, the Company could incur a loss and other penalties that could be material to the Company, its results of operations and/or financial condition, as well as a bar against its President and Chief Operating Officer. In addition, the Company has and expects to further incur significant legal fees and expenses in defending such charges by the SEC and the Company may be subject to shareholder litigation relating to these SEC matters.

(D) OTHER LITIGATION AND REGULATORY MATTERS

The Company and its subsidiaries are subject to inquiries from certain regulators and are currently involved in various legal proceedings incident to the normal course of business, including collection matters with respect to certain loans. We intend to vigorously defend any outstanding claims and pursue our legal rights. In the opinion of management, based on the advice of legal counsel, except for the pending SEC litigation, as described above, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision could result in a material adverse impact on the financial condition or results of operations of the Company.

(11) RELATED PARTY TRANSACTIONS

Certain directors, officers, and stockholders of the Company are also directors and officers of its main consolidated subsidiaries, MFC, MCI, FSVC, and the Bank, as well as other subsidiaries. Officer salaries are set by the Board of Directors of the Company.

Jeffrey Rudnick, the son of one of the Company’s directors, was an officer of LAX Group, LLC (LAX), one of the Company’s equity investments that sold its assets on December 16, 2020. In January 2020, Mr. Rudnick received a salary from LAX of $178,000 per year, which was reduced to $133,000 in the 2020 second quarter. In addition, Mr. Rudnick provided consulting services to the Company directly for a monthly retainer of $4,200. Effective March 1, 2021, Mr. Rudnick serves as the Company’s Senior Vice President at a salary of $195,000 per year for 2021 (which was increased to $239,000 effective January 1, 2022), and is no longer providing consulting services to the Company.

Until the Company’s complete divestiture in RPAC in the fourth quarter of 2021, the Company had an agreement with minority shareholder Richard Petty, in which it made an annual payment of $0.7 million per year for services provided to the entity. In addition, RPAC had a note payable to a trust controlled by Mr. Petty of $7.6 million that earned interest at an annual rate of 2%. As a result of the Company's divestiture of its investment in RPAC, all debt and equity securities have been removed from the consolidated balance sheet.

(12) STOCKHOLDERS’/SHAREHOLDERS’ EQUITY

As of December 31, 2021, a total of $22,874,509 of shares remain authorized for repurchase under the Company's stock repurchase program. There were no purchases during the years ended December 31, 2021, 2020, and 2019.

(13) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan, or the 401(k) Plan, which covers all full-time and part-time employees of the Company who have attained the age of 21 and have a minimum of thirty (30) days of service, including the employees of Medallion Bank. Under the 401(k) Plan, an employee may elect to defer not less than 1% of total annual compensation, up to the applicable limits set forth in the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Once eligible full-time employees have completed a minimum of one (1) year of service, and part time employees have worked at least 1,000 hours, the Company matches employee contributions to the 401(k) Plan in an amount per employee equal to one-third of the first 6% of the employee’s annual contributions, subject to legal limits. The Company’s 401(k) plan expense, including amounts for the employees of Medallion Bank and other consolidated subsidiaries in the prior year periods, was approximately $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019.

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

(a)
Cash and cash equivalents – Book value equals fair value.
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
(f)
Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2021 and December 31, 2020, the estimated fair value of these off-balance-sheet instruments was not material.
(g)
Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31,
	2021		2020
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$124,484	$124,484	$112,040	$112,040
Equity investments	9,726	9,726	9,746	9,746
Investment securities	44,772	44,772	46,792	46,792
Loans receivable	1,438,758	1,438,758	1,172,290	1,172,290
Accrued interest receivable (2)	10,621	10,621	10,338	10,338
Equity securities(3)	1,950	1,950	—	—
Financial liabilities
Funds borrowed (4)	1,478,001	1,478,001	1,312,255	1,312,591
Accrued interest payable (2)	3,395	3,395	4,673	4,673
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million as of December 31, 2021 and $1.5 million as of December 31, 2020 of interest-bearing deposits categorized as level 2. See Note 15.
(2)
Categorized as level 3 within the fair value hierarchy. See Note 15.
(3)
Included within other assets on the balance sheet.
(4)
All publicly traded notes were paid off in April 2021. As of December 31, 2020, publicly traded unsecured notes traded at a premium to par of $0.3 million.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

December 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	44,772	—	44,772
Equity securities	1,950	—	—	1,950
Total(1)	$1,950	$46,022	$—	$47,972
(1)
Total unrealized losses of $1.0 million, net of tax, was included in accumulated other comprehensive income (loss) for the year ended December 31, 2021 related to these assets.

December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,500	$—	$1,500
Available for sale investment securities	—	46,792	—	46,792
Total(1)	$—	$48,292	$—	$48,292
(1)
Total unrealized gains of $1.0 million, net of tax, was included in accumulated other comprehensive income (loss) for the year ended December 31, 2020 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2021 and 2020.

December 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,726	$9,726
Impaired loans	—	—	35,571	35,571
Loan collateral in process of foreclosure	—	—	37,430	37,430
Total	$—	$—	$82,727	$82,727

December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,746	$9,746
Impaired loans	—	—	62,174	62,174
Loan collateral in process of foreclosure	—	—	54,560	54,560
Total	$—	$—	$126,480	$126,480

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of December 31, 2021 and 2020.

(Dollars in thousands)	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$9,453	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	35,571	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	37,430	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$3.6 - 49.8

(Dollars in thousands)	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$8,291	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	1,455	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	62,174	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Transfer prices (2)	$0.6 - 108.7
			Collateral value	N/A
Loan collateral in process of foreclosure	53,128	Market approach	Transfer prices (2)	$0.6 - 108.7
	1,432		Collateral value (3)	$0.7 - 32.3
(1)
Includes projections based on revenue, EBITDA, leverage and liquidation amounts. These assumptions are based on a variety of factors, including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments, including exit strategies and realization opportunities.
(2)
Represents amount net of liquidation costs.
(3)
Relates to the recreation portfolio.

(16) MEDALLION BANK PREFERRED STOCK (Non-controlling interest)

On December 17, 2019, the Bank closed an initial public offering of 1,840,000 shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, with a $46.0 million aggregate liquidation amount, yielding net proceeds of $42.5 million, which were recorded in the Bank’s shareholders’ equity. Dividends are payable quarterly from the date of issuance to, but excluding April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to a benchmark rate (which is expected to be three-month Secured Overnight Financing Rate, or SOFR) plus a spread of 6.46% per annum.

On July 21, 2011, the Bank issued, and the U.S. Treasury purchased, 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E, or Series E, for an aggregate purchase price of $26.3 million under the Small Business Lending Fund Program, or SBLF, with a liquidation amount of $1,000 per share. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. The Bank pays a dividend rate of 9% on the Series E.

(17) PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The following shows the condensed financial information of Medallion Financial Corp. (parent company only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2021	2020
Assets
Cash	$40,540	$33,743
Investment in bank subsidiary(1)	367,945	325,417
Investment in non-bank subsidiaries	88,018	88,165
Income tax receivable	18,763	1,470
Loan collateral in process of foreclosure	5,811	9,960
Net loans receivable	3,302	12,293
Other assets	8,674	10,912
Total assets	$533,053	$481,960
Liabilities
Long-term borrowings(2)	$151,103	$100,367
Short-term borrowings(2)	—	53,359
Intercompany payables	39,703	51,352
Deferred tax liabilities	35,799	24,172
Other liabilities	19,408	21,302
Total liabilities	246,013	250,552
Total stockholders’ equity	287,040	231,408
Total liabilities and equity	$533,053	$481,960
(1)
Includes $174.3 million and $175.7 million of goodwill and intangible assets of the Company which relate specifically to the Bank.
(2)
Includes $2.9 million and $2.2 million of deferred financing costs as of December 31, 2021 and 2020.

Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest and dividend income (loss)	$16,446	$4,773	$(2,552)
Interest expense	11,209	8,602	8,856
Net interest income (loss)	5,237	(3,829)	(11,408)
Provision (benefit) for loan losses	(4,718)	5,127	6,377
Net interest income (loss) after provision for loan losses	9,955	(8,956)	(17,785)
Other income (expense), net	(6,224)	(22,062)	(13,686)
Income (loss) before income taxes and undistributed earnings of subsidiaries	3,731	(31,018)	(31,471)
Income tax benefit	4,452	10,454	7,013
Income (loss) before undistributed earnings of subsidiaries	8,183	(20,564)	(24,458)
Undistributed earnings (losses) of subsidiaries	45,925	(14,219)	22,696
Net income (loss) attributable to parent company	$54,108	$(34,783)	$(1,762)

Condensed Statements of Other Comprehensive Income (Loss)

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net (income) loss	$54,108	$(34,783)	$(1,762)
Other comprehensive income (loss)	(978)	1,013	1,081
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$53,130	$(33,770)	$(681)

Condensed Statements of Cash Flow

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)/net decrease in net assets resulting from operations	$54,108	$(34,783)	$(1,762)
Adjustments to reconcile net income (loss)/net decrease in net assets resulting from operations to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(60,304)	6,622	(22,696)
(Benefit) provision for loan losses	(4,718)	5,127	6,377
Depreciation and amortization	4,485	5,357	5,484
Change in deferred and other tax assets/liabilities, net	(5,666)	(3,317)	(2,225)
Net change in loan collateral in process of foreclosure	1,619	4,940	906
Net change in unrealized depreciation on investments	—	3,493	1,786
Gain on extinguishment of debt	(2,204)	—	—
Net realized gains on sale of investments	(11,701)	—	—
Stock-based compensation expense	2,261	2,031	1,221
Decrease (increase) in other assets	(1,150)	2,299	988
Increase in deferred financing costs	(1,504)	(1,233)	(1,297)
Decrease in intercompany payables	(11,649)	(3,552)	(8,448)
(Decrease) increase in other liabilities	(1,894)	2,336	(1,759)
Net cash used for operating activities	(38,317)	(10,680)	(21,425)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	—	(14)	(3,312)
Proceeds from principal receipts, sales, and maturities of loans and investments	28,552	1,193	2,313
Purchases of investments	(90)	(2,304)	(1,125)
Proceeds from sale and principal payments of loan collateral in process of foreclosure	666	1,276	2,403
Investment in subsidiaries	(3,500)
Dividends from subsidiaries	19,000	7,597	6,248
Net cash provided by investing activities	44,628	7,748	6,527
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	51,400	33,600	36,000
Repayments of funds borrowed	(51,155)	(1,402)	(17,735)
Proceeds from the exercise of stock options	241	—	—
Net cash provided by financing activities	486	32,198	18,265
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,797	29,266	3,367
Cash and cash equivalents, beginning of period	33,743	4,477	1,110
Cash and cash equivalents, end of period	$40,540	$33,743	$4,477

(18) VARIABLE INTEREST ENTITIES

During the 2018 third quarter, the Company determined that Trust III was a VIE. Trust III had historically been consolidated as a subsidiary of MFC, although it should have been consolidated under the variable interest model, since MFC was its primary beneficiary until October 31, 2018. Trust III was a VIE since the key decision-making authority rested in the servicing agreement (where MFC was the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights were considered a variable interest. This conclusion was supported by a qualitative assessment that Trust III did not have sufficient equity at risk. Since the inception of Trust III, MFC had also been party to a limited guaranty which was considered a variable interest because, pursuant to the guaranty, MFC absorbed variability as a result of the on-going performance of the loans in Trust III. As of October 31, 2018, the Company determined that MFC was no longer the primary beneficiary of Trust III and accordingly deconsolidated the VIE, leading to a net gain of $25.3 million recorded as well as a new promissory note payable by MFC of $1.4 million issued in settlement of the limited guaranty. Subsequent to deconsolidation, the Company’s interest in Trust III was accounted for as an equity investment and had a value of $0 through its transfer to a third party in the 2021 third quarter. In addition, the Company remained the servicer of the assets of Trust III for a fee, until its disposition.

(19) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to December 31, 2021, through the date of financial statement issuance. As of such date, there were no subsequent events that required disclosure.