Form 10-Q
period 2022-03-31
MEDALLION FINANCIAL CORP
filed 2022-05-05
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 4, 2022 was 25,506,630.

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

Our focus is on growing our consumer finance and commercial lending portfolios. Total assets were $1.97 billion and $1.87 billion as of March 31, 2022 and December 31, 2021.

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
•
Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business;
•
Medallion Funding LLC, or Medallion Funding, an SBIC, historically our primary taxi medallion lending company; and
•
Freshstart Venture Capital Corp., or Freshstart, an SBIC which originates and services taxi medallion and commercial loans.

Our consolidated balance sheet as of March 31, 2022, and the related consolidated statements of operations, consolidated statements of other comprehensive income/(loss), consolidated statements of stockholders’ equity and cash flows for the three months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2022 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share data)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (1)	$56,951	$64,482
Federal funds sold	81,843	60,002
Investment securities	47,075	44,772
Equity investments	10,076	9,726
Loans	1,569,441	1,488,924
Allowance for loan losses	(50,686)	(50,166)
Net loans receivable	1,518,755	1,438,758
Goodwill	150,803	150,803
Loan collateral in process of foreclosure (2)	33,834	37,430
Intangible assets, net	23,120	23,480
Property, equipment, and right-of-use lease asset, net	11,605	11,762
Accrued interest receivable	10,603	10,621
Income tax receivable	184	833
Other assets	21,776	20,388
Total assets	$1,966,625	$1,873,057
Liabilities
Deposits (3)	$1,332,112	$1,250,880
Long-term debt (4)	220,006	219,973
Deferred tax liabilities, net	21,731	18,210
Operating lease liabilities	8,548	9,053
Accrued interest payable	3,068	3,395
Accounts payable and accrued expenses (5)	19,119	15,718
Total liabilities	1,604,584	1,517,229
Commitments and contingencies (6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 28,526,016 shares at March 31, 2022 and 28,124,629 shares at December 31, 2021 issued)	285	281
Additional paid in capital	280,784	280,038
Treasury stock (3,018,903 shares at March 31, 2022 and 2,951,243 shares at December 31, 2021)	(25,536)	(24,919)
Accumulated other comprehensive income (loss)	(683)	1,034
Retained earnings	38,403	30,606
Total stockholders’ equity	293,253	287,040
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	362,041	355,828
Total liabilities and equity	$1,966,625	$1,873,057
Number of shares outstanding	25,507,113	25,173,386
Book value per share	$11.50	$11.40
(1)
Includes restricted cash of $0 million and $3.0 million as of March 31, 2022 and December 31, 2021.
(2)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, of $7.7 million as of March 31, 2022 and $7.4 million as of December 31, 2021.
(3)
Includes $3.4 million and $3.2 million of deferred financing costs as of March 31, 2022 and December 31, 2021. Refer to Note 5 for more details.
(4)
Includes $3.8 million and $4.0 million of deferred financing costs as of March 31, 2022 and December 31, 2021. Refer to Note 5 for more details.
(5)
Includes the short-term portion of lease liabilities of $2.2 million as of March 31, 2022 and December 31, 2021. Refer to Note 6 for more details.
(6)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2022	2021
Interest and fees on loans	$43,064	$36,855
Interest and dividends on investment securities	239	225
Total interest income(1)	43,303	37,080
Interest on deposits	4,154	4,711
Interest on long-term debt	3,221	3,293
Interest on short-term borrowings	—	403
Total interest expense	7,375	8,407
Net interest income	35,928	28,673
Provision for loan losses	3,240	3,019
Net interest income after provision for loan losses	32,688	25,654
Other income (loss)
Loss on equity investments	(133)	—
Write-down of loan collateral in process of foreclosure	(386)	(2,785)
Gain on extinguishment of debt	—	1,767
Sponsorship and race winnings, net	—	2,473
Other income	2,048	482
Total other income, net	1,529	1,937
Other expenses
Salaries and employee benefits	7,568	5,685
Loan servicing fees	1,953	1,647
Professional fees	3,992	507
Collection costs	1,343	1,232
Rent expense	645	675
Regulatory fees	451	438
Amortization of intangible assets	360	361
Race team related expenses	—	2,122
Other expenses	1,721	1,975
Total other expenses	18,033	14,642
Income before income taxes	16,184	12,949
Income tax provision	4,831	3,878
Net income after taxes	11,353	9,071
Less: income attributable to the non-controlling interest	1,512	640
Total net income attributable to Medallion Financial Corp.	$9,841	$8,431
Basic net income per share	$0.40	$0.34
Diluted net income per share	$0.39	$0.34
Weighted average common shares outstanding
Basic	24,770,134	24,518,775
Diluted	25,083,566	24,895,108
(1)
Included in interest income is $0.2 million of paid-in-kind interest for the three months ended March 31, 2022 and $0.3 million for the three months ended March 31, 2021.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income after taxes	$11,353	$9,071
Other comprehensive loss, net of tax	(1,717)	(605)
Total comprehensive income	9,636	8,466
Less comprehensive income attributable to the non-controlling interest	1,512	640
Total comprehensive income attributable to Medallion Financial Corp.	$8,124	$7,826

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	28,124,629	$281	$280,038	(2,951,243)	$(24,919)	$30,606	$1,034	$287,040	$68,788	$355,828
Net income	—	—	—	—	—	9,841	—	9,841	1,512	11,353
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	4	594	—	—	—	—	598	—	598
Issuance of restricted stock, net	383,925	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,730)	—	—	—	—	—	—	—	—	—
Exercise of stock options	23,192	—	152	—	—	—	—	152	—	152
Purchase of common stock	—	—	—	(67,660)	(617)	—	—	(617)	—	(617)
Dividend paid on common stock ($0.08 per share)	—	—	—	—	—	(2,044)	—	(2,044)	—	(2,044)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,717)	(1,717)	—	(1,717)
Balance at March 31, 2022	28,526,016	$285	$280,784	(3,018,903)	$(25,536)	$38,403	$(683)	$293,253	$68,788	$362,041

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	27,828,871	$278	$277,539	(2,951,243)	$(24,919)	$(23,502)	$2,012	$231,408	$73,153	$304,561
Net income	—	—	—	—	—	8,431	—	8,431	640	9,071
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation expense	—	2	496	—	—	—	—	498	—	498
Issuance of restricted stock, net	163,561	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(7,602)	—	—	—	—	—	—	—	—	—
Exercise of stock options	768	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(605)	(605)	—	(605)
Balance at March 31, 2021	27,985,598	$280	$278,035	(2,951,243)	$(24,919)	$(15,071)	$1,407	$239,732	$72,282	$312,014

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$11,353	$9,071
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for loan losses	3,240	3,019
Paid-in-kind interest income	(172)	(325)
Depreciation and amortization	1,640	1,321
Amortization of origination fees, net	2,119	1,656
Increase in deferred and other tax liabilities, net	4,170	3,620
Net change in value of loan collateral in process of foreclosure	1,396	4,002
Net realized losses on sale of investments	241	—
Stock-based compensation expense	598	498
Gain on extinguishment of debt	—	(1,767)
Decrease in accrued interest receivable	18	1,123
Increase in other assets	(2,455)	(2,228)
Increase in accounts payable and accrued expenses	2,833	944
(Decrease) increase in accrued interest payable	(327)	126
Net cash provided by operating activities	24,654	21,060
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(217,495)	(150,598)
Proceeds from principal receipts, sales, and maturities of loans	129,121	113,144
Purchases of investments	(8,407)	(2,000)
Proceeds from principal receipts, sales, and maturities of investments	3,856	8,280
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	5,240	3,627
Net cash used for investing activities	(87,685)	(27,547)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	200,528	181,179
Repayments of time deposits and funds borrowed	(119,226)	(144,944)
Cash dividend paid on common stock	(1,984)	—
Distributions to non-controlling interests	(1,512)	(1,511)
Treasury stock repurchased	(617)	—
Proceeds from the exercise of stock options	152	—
Net cash provided by financing activities	77,341	34,724
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,310	28,237
Cash and cash equivalents, beginning of period	124,484	112,040
Cash and cash equivalents, end of period (1)	$138,794	$140,277
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$7,056	$7,637
Cash paid during the period for income taxes	12	4
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$3,040	$3,802
(1)
Includes Federal Funds Sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

In 2019, the Bank began building a strategic partnership program that targets relationships with financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020, a second partnership in 2021, and a third partnership in 2022. The Bank continues to explore opportunities with additional fintech companies.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $36.1 million at March 31, 2022, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, together, Medallion Chicago, purchased $8.7 million of City of Chicago taxi medallions out of foreclosure, some of which are leased to fleet operators. The 159 taxi medallions are carried at a net realizable value of $1.0 million in other assets on the Company’s consolidated balance sheet at March 31, 2022 and December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. As of March 31, 2022, cash includes $1.3 million of interest-bearing funds deposited in other banks, that are mainly callable, with original terms of 4 to 7 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10.1 million and $9.7 million at March 31, 2022 and December 31, 2021, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of March 31, 2022, the Company determined that there was no impairment or observable price change.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of March 31, 2022 and December 31, 2021, the fair value of these securities were $1.9 million and $2.0 million and are included in other assets on the consolidated balance sheet.

The table below presents the unrealized portion related to the equity securities held.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net losses recognized during the period on equity securities	$(91)	$(28)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(91)	$(28)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.1 million at March 31, 2022 and $0.3 million at December 31, 2021, and less than $0.1 million was amortized to interest income for the three months ended March 31, 2022 and 2021. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2022 and December 31, 2021, net loan origination costs were $28.4 million and $26.1 million. Net amortization to income for the three months ended March 31, 2022 was $2.1 million and $1.7 million for the three months ended March 31, 2021.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio has different characteristics, typified by a larger number of smaller dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. Consumer loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $4.2 million at March 31, 2022, or 0.27% of the total loan portfolio, compared to $4.0 million, or 0.28%, at December 31, 2021.

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

Loan collateral in process of foreclosure primarily includes medallion loans that have reached 120 days past due and have been charged-down to their net realizable value, in addition to consumer repossessed collateral in the process of being sold. For New York City medallion loans in the process of foreclosure, although market prices fluctuate, and may exceed the internally determined value, the Company continued to utilize a net value of $79,500 when assessing net realizable value for the medallion loans, despite fluctuating current transfer prices which may exceed that level from time to time. The medallion loan component reflects that the collection activities on the loans have transitioned from working with the borrower, to the liquidation of the collateral securing the loans.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $20.5 million at March 31, 2022 and December 31, 2021. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of March 31, 2022 and December 31, 2021.

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one-year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at. For medallion loans, delinquent nonperforming loans are valued at collateral value for the most recent quarter. Collateral value for the medallion loans is generally determined utilizing factors deemed relevant under the circumstances of the market including but not limited to: actual transfers, pending transfers, median and average sales prices, discounted cash flows, market direction and sentiment, and general economic trends for the industry and economy. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result of COVID-19, the Company determined that anticipated payment activity on the medallion portfolio was impossible to quantify upon exit of the six-month deferral period with borrowers, and therefore deemed all such loans as impaired in the third quarter of 2020. As a result, all medallion loans were placed on nonaccrual and reserved down to collateral value, net of liquidation costs, of $79,500 for New York City medallions. The Company continued to use $79,500 as its internally determined value for assessing net realizable value for the medallion loans, despite fluctuating current transfer prices which may exceed that level from time to time. The Company continues to monitor the impact of COVID-19 on the consumer, commercial, and medallion loans. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of March 31, 2022 and December 31, 2021, the Company had goodwill of $150.8 million, all of which related to the Bank. As of March 31, 2022 and December 31, 2021, the Company had intangible assets of $23.1 million and $23.5 million. Amortization expense on the intangible assets for the three months ended March 31, 2022 and 2021 was $0.4 million. Additionally, loan portfolio premiums of $12.4 million were determined as of April 2, 2018, of which $0.4 million and $0.5 million were outstanding as of March 31, 2022 and December 31, 2021, and of which $0.1 million was amortized to interest income for the three months ended March 31, 2022 and 2021. Management performed a step 0 analysis in assessing the goodwill and intangibles for impairment at December 31, 2021, concluding that there was no impairment of these assets. The Company has reviewed these assets, all of which relate to the Bank, and concluded that no impairment exists as of March 31, 2022.

The table below shows the details of the intangible assets as of the dates presented.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Brand-related intellectual property	$17,600	$17,874
Home improvement contractor relationships	5,520	5,606
Total intangible assets	$23,120	$23,480

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2022 and 2021.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $0.6 million for the three months ended March 31, 2022 and was $0.6 million for the three months ended March 31, 2021. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $7.2 million and $7.1 million as of March 31, 2022 and December 31, 2021.

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

Earnings Per Share (EPS)

Basic earnings per share are computed by dividing net income (loss) resulting from operations available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, or if restricted stock vests, and has been computed after considering to the weighted average dilutive effect of the Company’s stock options and restricted stock. The Company uses the treasury stock method to calculate diluted EPS, which is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants, including unvested compensation expense related to the shares, in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2022	2021
Net income available to common stockholders	$9,841	$8,431
Weighted average common shares outstanding applicable to basic EPS	24,770,134	24,518,775
Effect of dilutive stock options	89,507	21,168
Effect of restricted stock grants	223,925	355,165
Adjusted weighted average common shares outstanding applicable to diluted EPS	25,083,566	24,895,108
Basic income per share	$0.40	$0.34
Diluted income per share	0.39	0.34

Potentially dilutive common shares excluded from the above calculations aggregated 466,867 and 1,188,455 shares as of March 31, 2022 and 2021.

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

During the three months ended March 31, 2022 and 2021, the Company issued 383,925 and 163,561 restricted shares of stock-based compensation awards, issued 0 and 317,398 shares of other stock-based compensation awards, and issued no restricted stock units; and recognized $0.6 million, or $0.02 per share, for the three months ended March 31, 2022, and $0.5 million, or $0.02 for the three months ended March 31, 2021, of non-cash stock-based compensation expense related to the grants. As of March 31, 2022, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $5.1 million, which is expected to be recognized over the next 12 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of March 31, 2022, the Bank’s Tier 1 leverage ratio was 17.51%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-Capitalized	March 31, 2022	December 31, 2021
Common equity tier 1 capital			$205,731	$193,459
Tier 1 capital			274,519	262,247
Total capital			294,472	281,211
Average assets			1,567,781	1,495,726
Risk-weighted assets			1,563,232	1,482,678
Leverage ratio (1)	4.0%	5.0%	17.5%	17.5%
Common equity tier 1 capital ratio (2)	7.0	6.5	13.2	13.1
Tier 1 capital ratio (3)	8.5	8.0	17.6	17.7
Total capital ratio (3)	10.5	10.0	18.8	19.0
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of March 31, 2022 and December 31, 2021 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both March 31, 2022 and December 31, 2021.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The main objective of this new standard is to amend ASU 2016-13 in response to feedback received from the post-implementation review process. The amendments update ASU 2016-13 to require that an entity measure and record the lifetime expected credit losses on an asset upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (TDRs) have been incorporated into the allowance for credit losses. The amendments also require the disclosure of current period gross write-offs, by year of origination, for financing receivables. We are assessing the impact the update will have on our financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

Fixed maturity securities available for sale at March 31, 2022 and December 31, 2021 consisted of the following:

March 31, 2022 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$41,902	$112	$(1,961)	$40,053
State and municipalities	7,280	10	(268)	7,022
Total	$49,182	$122	$(2,229)	$47,075

December 31, 2021 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$35,469	$672	$(403)	$35,738
State and municipalities	9,025	60	(51)	9,034
Total	$44,494	$732	$(454)	$44,772

The amortized cost and estimated market value of investment securities at March 31, 2022 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2022 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$22	$22
Due after one year through five years	9,568	9,494
Due after five years through ten years	9,734	9,238
Due after ten years	29,858	28,321
Total	$49,182	$47,075

The following tables show information pertaining to securities with gross unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
March 31, 2022 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(759)	$18,862	$(1,202)	$11,040
State and municipalities	(137)	3,119	(131)	1,474
Total	$(896)	$21,981	$(1,333)	$12,514

	Less than Twelve Months		Twelve Months and Over
December 31, 2021 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(403)	$16,330	$—	$—
State and municipalities	(9)	2,124	(42)	(1,956)
Total	$(412)	$18,454	$(42)	$(1,956)

The Company had 37 and 15 securities at March 31, 2022 and December 31, 2021, with unrealized losses that have not been recognized into income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$1,004,091	64%	$961,320	65%
Home improvement	473,408	30	436,772	29
Commercial	77,867	5	76,696	5
Medallion	13,849	1	14,046	1
Strategic partnership	226	0	90	—
Total gross loans	1,569,441	100%	1,488,924	100%
Allowance for loan losses	(50,686)		(50,166)
Total net loans	$1,518,755		$1,438,758

The following tables show the activity of the gross loans for the three months ended March 31, 2022 and 2021.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	114,406	89,820	4,400	92	5,009	213,727
Principal payments, sales, maturities, and recoveries	(65,116)	(52,164)	(1,817)	(85)	(4,873)	(124,055)
Charge-offs	(5,067)	(1,060)	(1,584)	(75)	—	(7,786)
Transfer to loan collateral in process of foreclosure, net	(2,911)	—	—	(129)	—	(3,040)
Amortization of origination costs	(2,439)	320	—	—	—	(2,119)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	3,958	(190)	—	—	—	3,768
Paid-in-kind interest	—	—	172	—	—	172
Gross loans – March 31, 2022	$1,004,091	$473,408	$77,867	$13,849	$226	$1,569,441

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	93,850	48,059	4,156	—	1,944	148,009
Principal payments, sales, maturities, and recoveries	(55,958)	(39,637)	(10,965)	(636)	(1,910)	(109,106)
Charge-offs	(5,053)	(681)		(1,114)	—	(6,848)
Transfer to loan collateral in process of foreclosure, net	(3,053)	—	—	(696)	—	(3,749)
Amortization of origination costs	(2,162)	497	11	(2)	—	(1,656)
Amortization of loan premium	(41)	(76)	—	(70)	—	(187)
FASB origination costs, net	2,663	(74)	—	—	—	2,589
Paid-in-kind interest	—	—	325	—	—	325
Gross loans – March 31, 2021	$822,932	$342,121	$58,854	$35,250	$58	$1,259,215

The following table sets forth the activity in the allowance for loan losses for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Allowance for loan losses – beginning balance	$50,166	$57,548
Charge-offs
Recreation	(5,067)	(5,053)
Home improvement	(1,060)	(681)
Commercial	(1,584)	—
Medallion	(75)	(1,114)
Total charge-offs	(7,786)	(6,848)
Recoveries
Recreation	3,510	2,469
Home improvement	559	432
Commercial	34	—
Medallion	963	1,189
Total recoveries	5,066	4,090
Net charge-offs (1)	(2,720)	(2,758)
Provision for loan losses	3,240	3,019
Allowance for loan losses – ending balance (2)	$50,686	$57,809
(1)
As of March 31, 2022, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $257.0 million, some of which may represent collection opportunities for the Company.
(2)
As of March 31, 2022 and March 31, 2021, there was no allowance for loan losses and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of March 31, 2022 and December 31, 2021.

March 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation (1)	$32,558	64%	3.24%	98.99%
Home improvement (2)	8,059	16	1.70	24.50
Commercial	828	2	1.06	2.52
Medallion	9,241	18	66.73	28.10
Total	$50,686	100%	3.23%	154.10%

December 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation (1)	$32,435	64%	3.37%	91.18%
Home improvement (2)	7,356	15	1.68	20.68
Commercial	1,141	2	1.49	3.21
Medallion	9,234	19	65.74	25.96
Total	$50,166	100%	3.37%	141.03%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Total nonaccrual loans	$32,891	$35,571
Interest foregone for the year	754	1,620
Amount of foregone interest applied to principal for the year	107	432
Interest foregone life-to-date	2,458	3,623
Amount of foregone interest applied to principal life-to-date	1,016	942
Percentage of nonaccrual loans to gross loan portfolio	2%	2%
Percentage of allowance for loan losses to nonaccrual loans	154%	141%

The following tables present the performance status of loans as of March 31, 2022 and December 31, 2021.

March 31, 2022 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$998,590	$5,501	$1,004,091	0.55%
Home improvement	473,114	294	473,408	0.06
Commercial	64,357	13,510	77,867	17.35
Medallion	—	13,849	13,849	100.00
Strategic partnership	226	—	226	—
Total	$1,536,287	$33,154	$1,569,441	2.11%

December 31, 2021 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$955,763	$5,557	$961,320	0.58%
Home improvement	436,640	132	436,772	0.03
Commercial	60,366	16,330	76,696	21.29
Medallion	—	14,046	14,046	100.00
Strategic partnership	90	—	90	—
Total	$1,452,859	$36,065	$1,488,924	2.42%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of March 31, 2022 and December 31, 2021, all of which had an allowance recorded against the principal balance.

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$5,501	$5,501	$186	$5,557	$5,557	$188
Home improvement	294	294	5	132	132	2
Commercial	13,510	13,555	828	16,330	16,360	1,141
Medallion	13,849	14,821	9,241	14,046	14,958	8,837
Total nonperforming loans with an allowance	$33,154	$34,171	$10,260	$36,065	$37,007	$10,168

	For the Three Months Ended March 31,
	2022		2021
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$5,207	$129	$5,617	$184
Home improvement	298	1	150	—
Commercial	16,368	—	17,358	—
Medallion	15,943	—	35,535	—
Total nonperforming loans with an allowance	$37,816	$130	$58,660	$184

The following tables show the aging of all loans as of March 31, 2022 and December 31, 2021.

March 31, 2022	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$18,927	$6,096	$3,802	$28,825	$944,347	$973,172	$—
Home improvement	1,379	672	297	2,348	473,179	475,527	—
Commercial	—	—	74	74	77,793	77,867	—
Medallion	—	146	—	146	13,704	13,850	—
Strategic partnership	—	—	—	—	226	226	—
Total	$20,306	$6,914	$4,173	$31,393	$1,509,249	$1,540,642	$—
(1)
Excludes loan premiums of $0.4 million and $28.4 million of capitalized loan origination costs.

December 31, 2021	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$20,037	$6,569	$3,818	$30,424	$901,435	$931,859	$—
Home improvement	1,517	479	132	2,128	436,803	438,931	—
Commercial	1,795	—	74	1,869	74,827	76,696	—
Medallion	215	7,125	—	7,340	6,706	14,046	—
Strategic partnership	—	—	—	—	90	90	—
Total	$23,564	$14,173	$4,024	$41,761	$1,419,861	$1,461,622	$—
(1)
Excludes loan premiums of $0.5 million and $26.8 million of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 295% as of March 31, 2022 and December 31, 2021.

The following table shows the TDRs which the Company entered into during the three months ended March 31, 2022.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	10	129	129
Medallion loans	2	252	252

During the twelve months ended March 31, 2022, there were no medallion loans modified as TDRs in default as of March 31, 2022, 24 recreation loans modified as TDRs were in default and had an investment value of $0.3 million as of March 31, 2022, and no commercial loans modified as TDRs were in default.

The following table shows the TDRs which the Company entered into during the three months ended March 31, 2021.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	18	172	166
Medallion loans	8	2,738	2,738

During the twelve months ended March 31, 2021, 35 medallion loans modified as TDRs were in default and had an investment value of $20.6 million as of March 31, 2021, net of a $16.1 million allowance for loan losses, and 36 recreation loans modified as TDRs were in default and had an investment value of $0.4 million as of March 31, 2021 and an allowance for loan losses of less than $0.1 million.

The following tables show the activity of loan collateral in process of foreclosure, which relate only to the recreation and medallion loans, for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	2,911	129	3,040
Sales	(2,252)	(116)	(2,368)
Cash payments received	—	(2,872)	(2,872)
Collateral valuation adjustments	(1,010)	(386)	(1,396)
Loan collateral in process of foreclosure – March 31, 2022	$1,369	$32,465	$33,834

Three Months Ended March 31, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	3,053	749	3,802
Sales	(2,298)	—	(2,298)
Cash payments received	—	(1,329)	(1,329)
Collateral valuation adjustments	(1,217)	(2,785)	(4,002)
Loan collateral in process of foreclosure – March 31, 2021	$970	$49,763	$50,733

As of March 31, 2022, medallion loans in the process of foreclosure included 481 medallions in the New York market, 335 medallions in the Chicago market, 61 medallions in the Newark market, and 47 medallions in other markets.

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Twelve Months Ending March 31,
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	March 31, 2022(1)	December 31, 2021(1)	Interest Rate (2)
Deposits (3)	$405,783	$254,340	$343,449	$170,965	$160,252	$—	$1,334,789	$1,253,288	1.24%
Privately placed notes	—	36,000	—	31,250	—	53,750	121,000	121,000	7.66
SBA debentures and borrowings	5,000	2,500	21,264	15,500	4,500	21,000	69,764	69,963	2.95
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	2.71
Total	$410,783	$292,840	$364,713	$217,715	$164,752	$107,750	$1,558,553	$1,477,251	1.84%
(1)
Excludes deferred financing costs of $7.2 million and $7.1 million as of March 31, 2022 and December 31, 2021.
(2)
Weighted average contractual rate as of March 31, 2022.
(3)
Balance excludes $0.8 million of strategic partner reserve deposits as of March 31, 2022 and December 31, 2021.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. The Bank did not have any individual time deposits greater than $0.1 million as of March 31, 2022. In October 2020, the Bank began to originate time deposits through an internet listing service. These deposits are from other financial institutions and, as of March 31, 2022 and December 31, 2021, the Bank had $8.7 million in listing services deposits. The following table presents the maturity of the deposit pools, which excludes strategic partner reserve deposits, as of March 31, 2022.

(Dollars in thousands)	March 31, 2022
Three months or less	$168,243
Over three months through six months	73,985
Over six months through one year	163,555
Over one year	929,006
Total deposits	$1,334,789

(B) PRIVATELY PLACED NOTES

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

In March 2019, the Company completed a private placement to certain institutional investors of $30.0 million aggregate principal amount of 8.25% unsecured senior notes due 2024, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, including repaying certain borrowings under its notes payable to banks at a discount which led to a gain of $4.1 million in 2019. In August 2019, an additional $6.0 million principal amount of such notes was issued to certain institutional investors.

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

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which fee was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33.5 million in principal into a new loan by the SBA to FSVC in the principal amount of $34.0 million, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34.0 million. The SBA Loan bears interest at a rate of 3.25% and all remaining unpaid principal and interest are due on April 30, 2024, the maturity date. As of March 31, 2022, there were $9.5 million commitments available, and $69.8 million was outstanding, including $8.8 million under the SBA Note.

On July 31, 2020, MCI accepted a commitment from the SBA for $25.0 million in debenture financing. As part of the acceptance, MCI paid the SBA a 1% commitment fee. The commitment expires September 24, 2024. As of March 31, 2022, $15.5 million of the commitment had been drawn, including $8.5 million to replace debentures which matured in 2021. The remaining balance of $9.5 million is drawable upon the infusion of $4.8 million of capital from either the capitalization of retained earnings or capital infusion from the Company.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (0.96% at March 31, 2022) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the preferred securities were repurchased from a third-party investor. As of March 31, 2022, $33.0 million was outstanding on the preferred securities.

(E) COVENANT COMPLIANCE

From time to time the Company may enter into debt agreements which may contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including minimum net worth. As of March 31, 2022, the Company did not have any borrowing agreements that contained any such restrictions.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Operating lease costs	$590	$572
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	645	675
Right-of-use asset obtained in exchange for lease liability	(45)	(18)

The following table presents the breakout of the operating leases as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$9,536	$10,045
Other current liabilities	2,153	2,159
Operating lease liabilities	8,548	9,053
Total operating lease liabilities	10,701	11,212
Weighted average remaining lease term	5.2 years	5.4 years
Weighted average discount rate	5.54%	5.54%

At March 31, 2022, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2022	$1,823
2023	2,356
2024	2,373
2025	2,390
2026	2,408
Thereafter	1,164
Total lease payments	12,514
Less imputed interest	1,813
Total operating lease liabilities	$10,701

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Goodwill and other intangibles	$(43,766)	$(43,894)
Provision for loan losses	10,115	11,057
Net operating loss carryforwards (1)	9,627	12,167
Accrued expenses, compensation, and other assets	1,901	2,579
Unrealized gains on other investments	2,687	2,176
Total deferred tax liability	(19,436)	(15,915)
Valuation allowance(2)	(2,295)	(2,295)
Deferred tax liability, net	$(21,731)	$(18,210)
(1)
As of March 31, 2022, the Company and its subsidiaries had an estimated $42.3 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $7.3 million as of March 31, 2022.
(2)
During the three months ended March 31, 2022, it was determined that the likelihood of utilization of certain net operating losses was remote and a valuation allowance of $1.8 million was assessed against these assets.

The components of our tax provision for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Current
Federal	$504	$—
State	322	170
Deferred
Federal	3,220	3,053
State	785	655
Net provision for income taxes	$4,831	$3,878

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Statutory Federal income tax provision at 21%	$3,399	$2,719
State and local income taxes, net of federal income tax	665	532
Change in state income tax accruals	—	170
Change in effective state income tax rates and accrual	—	(200)
Income attributable to non-controlling interest	—	(219)
Non deductible expenses	713	172
Other	54	704
Total income tax provision	$4,831	$3,878

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of March 31, 2022.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2018 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. A total of 2,210,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 25,996 remained issuable as of March 31, 2022. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At March 31, 2022, 1,083,712 options on the Company’s common stock were outstanding under the Company’s plans, of which 554,119 options were exercisable. Additionally, there were 745,270 unvested shares under the Company’s restricted common stock plan, and 16,957 unvested restricted stock units, and 47,715 vested restricted stock units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.50 per share for the three months ended March 31, 2021. The following assumption categories are used to determine the value of any option grants. There were no grants issued for the three months ended March 31, 2022.

	Three Months Ended March 31,
	2022	2021
Risk free interest rate	—	0.97%
Expected dividend yield	—	—
Expected life of option in years (1)	—	6.25
Expected volatility (2)	—	53.98%
(1)
Expected life is calculated using the simplified method.
(2)
We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2022 first quarter and the 2021 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2020 (2)	951,669	2.14 - 12.55	6.41
Granted	317,398	6.79	6.79
Cancelled	(113,310)	4.89 - 11.53	6.64
Exercised (1)	(44,070)	5.21 - 7.25	5.58
Outstanding at December 31, 2021	1,111,687	$2.14 - 12.55	6.41
Granted	—	—	—
Cancelled	(4,783)	4.89 - 7.25	5.69
Exercised (1)	(23,192)	4.89 - 7.25	6.53
Outstanding at March 31, 2022 (2)	1,083,712	$2.14 - 12.55	$6.53
Options exercisable at:
December 31, 2021	320,922	$2.14 - 12.55	$6.53
March 31, 2022	554,119	$2.14 - 12.55	$6.54
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was less than $0.1 million for the three months ended March 31, 2022 and 2021.
(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2022 and the related exercise price of the underlying options, was $2.2 million for outstanding options and $1.1 million for exercisable options as of March 31, 2022. The remaining contractual life was 7.8 years for outstanding options and 7.3 years for exercisable options at March 31, 2022.

The following table presents the activity for the restricted stock programs for the 2022 first quarter and the 2021 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2020	416,140	4.39 - 7.25	6.24
Granted	258,120	6.79 - 8.40	7.38
Cancelled	(21,940)	4.89 - 7.25	5.98
Vested (1)	(158,994)	4.39 - 7.25	6.16
Outstanding at December 31, 2021(2)	493,326	$4.89 - 8.40	6.87
Granted	383,925	7.68	7.68
Cancelled	(5,747)	4.89 - 8.40	7.33
Vested (1)	(126,234)	4.89 - 7.25	6.55
Outstanding at March 31, 2022(2)	745,270	$4.89 - 8.40	$7.34
(1)
The aggregate fair value of the restricted stock vested was $0.7 million for the three months ended March 31, 2022 and was $0.8 million for the three months ended March 31, 2021.
(2)
The aggregate fair value of the restricted stock was $6.3 million as of March 31, 2022. The remaining vesting period was 2.9 years at March 31, 2022.

During the three months ended March 31, 2022, the Company granted no restricted stock units (RSUs) and during the year ended December 31, 2021, granted 16,803 RSUs that vest on June 17, 2022 with a grant price of $8.87. For the RSUs granted in 2021, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of March 31, 2022, there were 64,672 RSUs outstanding, 47,715 of which were vested.

The following table presents the activity for the unvested options outstanding under the plans for the 2022 first quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2021	790,765	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(4,200)	4.89 - 7.25	5.48
Vested	(256,972)	4.89 - 7.25	6.55
Outstanding at March 31, 2022	529,593	$4.89 - 7.25	$6.52

The intrinsic value of the options vested was $0.1 million for the three months ended March 31, 2022.

(9) SEGMENT REPORTING

The Company has six business segments, which include four lending and two non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are operated by the Bank and include loans in all fifty states. The highest concentrations of recreation loans are in Texas, Florida, and California at 16%, 10%, and 10% of loans outstanding and with no other states over 5% as of March 31, 2022. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 59%, 19%, and 8% of the segment portfolio as of March 31, 2022. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in roofs, swimming pools, and windows at 33%, 26%, and 12% of total home improvement loans outstanding, and with no other product lines over 10% as of March 31, 2022. The highest concentrations of home improvement loans are in Texas, Florida, and Ohio at 12%, 10%, and 8% of loans outstanding and with no other states over 6% as of March 31, 2022. The commercial lending segment focuses on enterprise wide industries, including manufacturing services, and various other industries, in which 49% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, substantially all of which are located in the New York City metropolitan area as of March 31, 2022.

In addition, our non-operating segments include our corporate and other investments segment which includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements, as well as RPAC, a race car team through our disposition on December 1, 2021.

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

The following tables present segment data as of and for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income (loss)	$31,135	$9,700	$1,930		$146	$392	$43,303
Total interest expense	3,601	1,341	722		153	1,558	7,375
Net interest income (loss)	27,534	8,359	1,208		(7)	(1,166)	35,928
Provision (recoveries) for loan losses	1,680	1,204	1,255		(869)	(30)	3,240
Net interest income (loss) after loss provision	25,854	7,155	(47)		862	(1,136)	32,688
Other income (expense), net	(6,820)	(2,896)	(1,330)		(806)	(4,652)	(16,504)
Net income (loss) before taxes	19,034	4,259	(1,377)		56	(5,788)	16,184
Income tax (provision) benefit	(5,681)	(1,271)	411		(17)	1,727	(4,831)
Net income (loss) after taxes	$13,353	$2,988	$(966)		$39	$(4,061)	$11,353
Balance Sheet Data
Total loans, net	$971,533	$465,349	$76,787		$4,608	$478	$1,518,755
Total assets	984,535	469,886	86,461		37,752	387,991	1,966,625
Total funds borrowed	780,621	372,565	68,553		29,933	307,632	1,559,304
Selected Financial Ratios
Return on average assets	5.62%	2.66%	(3.83)%		0.25%	(4.80)%	2.41%
Return on average equity	29.27	13.85	(12.33)		1.30	(28.30)	13.70
Interest yield	13.30	8.71	10.12		12.49	N/A	11.06
Net interest margin	11.76	7.50	6.34		(0.67)	N/A	9.20
Reserve coverage	3.24	1.70	1.06	(1)	66.73	N/A	3.23
Delinquency status(2)	0.39	0.06	0.10	(1)	—	N/A	0.27
Charge-off ratio(4)	0.67	0.46	8.13	(3)	(76.13)	N/A	0.75
(1)
Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.
(4)
Negative balances indicate recoveries for the period.

Three Months Ended March 31, 2021	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income (loss)	$27,442	$7,918	$1,482		$(69)	$—	$307	$37,080
Total interest expense	2,794	1,208	572		1,370	41	2,422	8,407
Net interest income (loss)	24,648	6,710	910		(1,439)	(41)	(2,115)	28,673
Provision for loan losses	3,613	450	—		(1,044)	—	—	3,019
Net interest income (loss) after loss provision	21,035	6,260	910		(395)	(41)	(2,115)	25,654
Sponsorship and race winnings	—	—	—		—	2,473	—	2,473
Race team related expenses	—	—	—		—	(2,122)	—	(2,122)
Other income (expense), net	(5,463)	(1,914)	(460)		(2,144)	(1,761)	(1,314)	(13,056)
Net income (loss) before taxes	15,572	4,346	450		(2,539)	(1,451)	(3,429)	12,949
Income tax (provision) benefit	(4,010)	(1,119)	(113)		637	364	363	(3,878)
Net income (loss) after taxes	$11,562	$3,227	$337		$(1,902)	$(1,087)	$(3,066)	$9,071
Balance Sheet Data
Total loans net	$794,554	$336,763	$55,567		$11,177	$—	$3,345	$1,201,406
Total assets	807,244	348,456	71,922		116,639	32,724	311,765	1,688,750
Total funds borrowed	641,993	277,672	59,533		92,469	8,726	266,366	1,346,759
Selected Financial Ratios
Return on average assets	5.92%	3.80%	1.79%		(6.40)%	(13.27)%	(4.16)%	2.08%
Return on average equity	29.59	19.00	8.96		(31.98)	(378.20)	(30.80)	11.09
Interest yield	14.36	9.66	10.37		(2.34)	N/A	N/A	11.84
Net interest margin	12.90	8.19	6.37		(48.86)	N/A	N/A	9.18
Reserve coverage	3.45	1.57	0.00	(1)	68.29	N/A	N/A	4.59
Delinquency status(2)	0.40	0.04	0.13	(1)	2.20	N/A	N/A	0.33
Charge-off ratio(4)	1.35	0.30	0.00	(3)	(2.55)	N/A	N/A	0.95
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

Employment agreements expire at various dates through 2026, with future minimum payments under these agreements of approximately $12.0 million.

(B) OTHER COMMITMENTS

As of March 31, 2022 the Company had one commitment to extend credit of up to $1.8 million with an expiration date of January 1, 2025. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

(C) SEC LITIGATION

On December 29, 2021, the SEC filed a civil complaint in the U.S. District Court for the Southern District of New York against the Company and its President and Chief Operating Officer alleging certain violations of the antifraud, books and records, internal controls and anti-touting provisions of the federal securities laws. The litigation relates to certain issues that occurred during the period 2015 to 2017, including (i) the Company’s retention of third parties in 2015 and 2016 concerning posting information about the Company on certain financial websites and (ii) the Company’s financial reporting and disclosures concerning certain assets, including Medallion Bank, in 2016 and 2017, a period when the Company had previously reported as a business development company (BDC) under the Investment Company Act of 1940. Since April 2018, the Company does not report as a BDC, and has not worked with such third parties since 2016. The Company does not expect to change previously reported financial results. The Company filed a motion to dismiss the complaint on March 22, 2022, and the SEC filed an amended complaint on April 26, 2022.

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

Jeffrey Rudnick, the son of one of the Company’s directors, serves as the Company’s Senior Vice President at a salary of $239,000 per year, an increase from $195,000 per year in 2021. Mr. Rudnick received an annual cash bonus of $75,000 and $32,500 as well as an equity bonus in the amount of $45,019 and $30,000, during the three months ended March 31, 2022 and 2021.

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

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2022 and December 31, 2021, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2021		December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$138,794	$138,794	$124,484	$124,484
Equity investments	10,076	10,076	9,726	9,726
Investment securities	47,075	47,075	44,772	44,772
Loans receivable	1,518,755	1,518,755	1,438,758	1,438,758
Accrued interest receivable (2)	10,603	10,603	10,621	10,621
Equity securities(3)	1,859	1,859	1,950	1,950
Financial liabilities
Funds borrowed	1,559,303	1,559,303	1,478,001	1,478,001
Accrued interest payable (2)	3,068	3,068	3,395	3,395
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million in interest bearing deposits categorized as level 2 as of March 31, 2022 and December 31, 2021. See Note 13.
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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

March 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	47,075	—	47,075
Equity securities	1,859	—	—	1,859
Total(1)	$1,859	$48,325	$—	$50,184
(1)
Total unrealized losses of $1.7 million, net of tax, was included in accumulated other comprehensive loss for the three months ended March 31, 2022 related to these assets.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021.

March 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,076	$10,076
Impaired loans	—	—	32,891	32,891
Loan collateral in process of foreclosure	—	—	33,834	33,834
Total	$—	$—	$76,801	$76,801

December 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,726	$9,726
Impaired loans	—	—	35,571	35,571
Loan collateral in process of foreclosure	—	—	37,430	37,430
Total	$—	$—	$82,727	$82,727

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Fair Value at March 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$9,803	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	32,891	Market approach	Historical and actual loss experience	0.11% - 6.00%
				60% of balance
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	33,834	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$2.3 - 42.8
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

(15) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to March 31, 2022 through the date of financial statement issuance. As of such date, there were no subsequent events that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OBJECTIVE

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three months ended March 31, 2022 and the year ended December 31, 2021. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors in our Annual Report on Form 10-K.

GENERAL

We are a finance company whose focus and growth has been primarily through Medallion Bank, or the Bank, (a wholly-owned subsidiary), which originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and home improvements, and provides loan origination and other services to fintech partners.

Our strategic focus is on growing our consumer finance and commercial lending portfolios operated by the Bank and Medallion Capital, Inc., respectively. As of March 31, 2022, our consumer loans represented 94% of our gross loan portfolio, with commercial loans representing 5%. Total assets were $1.97 billion and 1.87 billion as of March 31, 2022 and December 31, 2021.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, including bank certificates of deposit issued to customers, debentures issued to and guaranteed by the SBA, privately placed notes, and preferred securities. Net interest income fluctuates with changes in the yield on our loan portfolio and changes in the cost of borrowed funds, as well as changes in the amount of interest-earning assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities.

We also provide debt, mezzanine, and equity investment capital to companies in a variety of commercial industries. These investments may be venture capital style investments which may not be fully collateralized. Our investments are typically in the form of secured debt instruments with fixed interest rates accompanied by an equity stake or warrants to purchase an equity interest for a nominal exercise price (such warrants are included in equity investments on the consolidated balance sheets). Interest income is earned on the debt instruments.

In 2019, the Bank started building a strategic partnership program to provide lending and other services to financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020 and began issuing its first loans, then entered into a second and third strategic partnership in 2021 and 2022. The Bank continues to explore opportunities with additional fintech companies.

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

We continue to consider various alternatives for the Bank, which may include an initial public offering of its common stock, the sale of all or part of the Bank, a spin-off or other potential transaction. We do not have a deadline for its consideration of these alternatives, and there can be no assurance that this process will result in any transaction being announced or consummated.

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

In March 2020, we adjusted the payment policies and procedures with our consumer and medallion businesses, and allowed borrowers to defer payments up to 180 days. As of March 31, 2022, no consumer or medallion loans remained on deferral related to COVID-19. For our medallion portfolio, we determined that anticipated payment activity on our medallion portfolio was impossible to quantify upon the end of the deferral moratorium, and therefore all medallion loans were deemed impaired, placed on nonaccrual status, and written down to each market’s net collateral value in the 2020 third quarter, with additional write-offs taken during 2021. We will continue to monitor our medallion portfolio and related assets, which may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition.

Substantially all our medallion loans and related assets are concentrated in the New York City metropolitan area. As a result of the COVID-19 pandemic, economic activity and taxi ridership decreased dramatically in New York City and despite the reopening of New York City, there has not been a substantial increase in ridership and gross meter fares. The extent to which the COVID-19 pandemic will continue to adversely affect taxi medallion owners and, by extension, our medallion loans and related assets, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities, and the direct and indirect impact of the pandemic on taxi medallion owners and the behaviors of people who have historically taken taxis.

Average Balances and Rates

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$4,276	$46	4.36%	$2,993	$18	2.44%
Federal funds sold	63,606	15	0.10	44,873	5	0.05
Investment securities	44,434	219	2.00	42,046	202	1.95
Loans
Recreation	946,024	31,135	13.35	774,823	27,442	14.36
Home improvement	446,644	9,700	8.81	332,270	7,918	9.66
Commercial	77,318	2,028	10.64	61,244	1,560	10.33
Medallion	4,730	146	12.52	11,945	(69)	(2.34)
Strategic partnerships	180	14	31.54	27	4	60.08
Total loans	1,474,896	43,023	11.83	1,180,309	36,855	12.66
Total interest-earning assets	1,587,212	43,303	11.08	1,270,221	37,080	11.84
Non-interest-earning assets
Cash	56,823			61,370
Equity investments	10,063			9,583
Loan collateral in process of foreclosure(1)	35,602			53,543
Goodwill and intangible assets	174,105			201,715
Other assets	44,275			46,220
Total non-interest-earning assets	320,868			372,431
Total assets	$1,908,080			$1,642,652
Interest-bearing liabilities
Deposits	$1,279,429	$4,154	1.32%	$1,045,381	$4,711	1.83%
Retail and privately placed notes	121,000	2,498	8.37	125,372	2,632	8.51
SBA debentures and borrowings	69,840	523	3.04	65,080	572	3.56
Preferred securities	33,000	200	2.46	33,000	193	2.37
Notes payable to banks	—	—	—	27,622	258	3.79
Other borrowings	—	—	—	8,707	41	1.91
Total interest-bearing liabilities	1,503,269	7,375	1.99	1,305,162	8,407	2.61
Non-interest-bearing liabilities
Deferred tax liability	18,875			1,304
Other liabilities (2)	25,491			27,788
Total non-interest-bearing liabilities	44,366			29,092
Total liabilities	1,547,635			1,334,254
Non-controlling interest	69,166			73,040
Total stockholders’ equity	291,279			235,358
Total liabilities and stockholders’ equity	$1,908,080			$1,642,652
Net interest income		$35,928			$28,673
Net interest margin			9.20%			9.18%
(1)
Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $7.7 million and $3.8 million as of March 31, 2022 and 2021.
(2)
Includes deferred financing costs of $7.2 million and $6.5 million as of March 31, 2022 and 2021.

Rate/Volume Analysis

During the quarter, our net loans receivable had a yield of 11.83% (compared to 12.66% in the prior year’s first quarter), mainly driven by the growth in the home improvement portfolio which has a lower yield than our recreation portfolio, offset by contraction in the medallion portfolio, all of which is on non-accrual. The debt, mainly certificates of deposit, helps fund our growing consumer loan business and as market rates decreased through 2021, so has average cost of borrowings, despite recent increases in newly issued deposits in the 2022 first quarter. In addition, privately placed notes issued between December 2020 and April 2021 were at lower rates compared to prior issuances.

The following tables present the change in interest income and expense due to changes in the average balances (volume) and average yield/cost, calculated for the periods indicated.

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$18	$20	$38	$27	$(112)	$(85)
Investment securities	12	5	17	(35)	(94)	(129)
Loans
Recreation	5,634	(1,941)	3,693	2,494	(1,386)	1,108
Home improvement	2,484	(702)	1,782	1,951	80	2,031
Commercial	422	46	468	(187)	(132)	(320)
Medallion	(223)	438	215	(485)	(586)	(1,071)
Strategic partnerships	12	(2)	10	4	—	4
Total loans	$8,329	$(2,161)	$6,168	$3,776	$(2,024)	$1,752
Total interest-earning assets	$8,359	$(2,136)	$6,223	$3,768	$(2,230)	$1,538
Interest-bearing liabilities
Deposits	$760	$(1,317)	$(557)	$597	$(1,827)	$(1,230)
Retail and privately placed notes	(90)	(44)	(134)	1,156	(206)	950
SBA debentures and borrowings	36	(85)	(49)	(62)	(52)	(114)
Notes payable to banks	—	(258)	(258)	(55)	(23)	(78)
Preferred securities	—	7	7	—	(121)	(121)
Other borrowings	—	(41)	(41)	4	(3)	1
Total interest-bearing liabilities	$706	$(1,738)	$(1,032)	$1,639	$(2,232)	$(593)
Net	$7,653	$(398)	$7,255	$2,129	$2	$2,131

During the three months ended March 31, 2022, the increase in the interest earning assets was mainly driven by the increase in volume of consumer loans, even as the yield declined. The debt change similarly was driven by the increase in the borrowings, mainly driven by deposits, which are used to fund the consumer loans, along with new privately placed notes, offset by the repayment of retail notes.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The tables above show the average borrowings and related borrowing costs for the three months ended March 31, 2022 and 2021.

We continue to seek SBA funding through Medallion Capital, Inc., to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25,000,000 commitment from the SBA. We believe that financing operations primarily with short-term floating rate secured bank debt has generally decreased our interest expense, but has also increased our exposure to the risk of increases in market interest rates, which we mitigate with certain interest rate strategies. At March 31, 2022 and 2021, adjustable rate debt constituted 2% and 3% of total debt.

Loans

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which are amortized to interest income over the life of the loan. During the three months ended March 31, 2022, there was continued growth in the consumer lending segments along with recoveries in the medallion segment, which was partly offset by consumer and medallion charge-offs during the period, the continuing of loans aged over 120 days transferred to loan collateral in process of foreclosure and payments received from borrowers.

Three Months Ended March 31, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	114,406	89,820	4,400	92	5,009	213,727
Principal payments, sales, maturities, and recoveries	(65,116)	(52,164)	(1,817)	(85)	(4,873)	(124,055)
Charge-offs	(5,067)	(1,060)	(1,584)	(75)	—	(7,786)
Transfer to loan collateral in process of foreclosure, net	(2,911)	—	—	(129)	—	(3,040)
Amortization of origination costs	(2,439)	320	—	—	—	(2,119)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	3,958	(190)	—	—	—	3,768
Paid-in-kind interest	—	—	172	—	—	172
Gross loans – March 31, 2022	$1,004,091	$473,408	$77,867	$13,849	$226	$1,569,441

Three Months Ended December 31, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	93,850	48,059	4,156	—	1,944	148,009
Principal payments, sales, maturities, and recoveries	(55,958)	(39,637)	(10,965)	(636)	(1,910)	(109,106)
Charge-offs	(5,053)	(681)	—	(1,114)	—	(6,848)
Transfer to loan collateral in process of foreclosure, net	(3,053)	—	—	(696)	—	(3,749)
Amortization of origination costs	(2,162)	497	11	(2)	—	(1,656)
Amortization of loan premium	(41)	(76)	—	(70)	—	(187)
FASB origination costs, net	2,663	(74)	—	—	—	2,589
Paid-in-kind interest	—	—	325	—	—	325
Gross loans – March 31, 2021	$822,932	$342,121	$58,854	$35,250	$58	$1,259,215

The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of March 31, 2022.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$33,648	$183,894	$1,200,524	$114,152	$1,532,218
Recreation	2,262	95,408	861,575	8,759	968,004
Home improvement	20,960	24,307	324,867	105,393	475,527
Commercial	7,324	54,681	14,082	—	76,087
Medallion	3,102	9,498	—	—	12,600
Adjustable-rate	$6,755	$1,443	$—	$—	$8,198
Recreation	3,725	1,443	—	—	5,168
Commercial	1,780	—	—	—	1,780
Medallion	1,250	—	—	—	1,250
Total loans(1)	$40,403	$185,337	$1,200,524	$114,152	$1,540,416
(1)
Excludes strategic partnership loans.

Provision and Allowance for Loan Loss

During the three months ended March 31, 2022, we continued to utilize a value of $79,500 for New York City taxi medallion values, despite reported transfer prices exceeding that level at various points during the period, as we continue to deem the entire medallion portfolio as impaired. In addition, the consumer loan allowance percentages remained relatively stable for the three months ended March 31, 2022, decreasing 13 basis points for recreation and increasing 2 basis points for home improvement.

The following table sets forth the activity in the allowance for loan losses for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Allowance for loan losses – beginning balance	$50,166	$57,548
Charge-offs
Recreation	(5,067)	(5,053)
Home improvement	(1,060)	(681)
Commercial	(1,584)	—
Medallion	(75)	(1,114)
Total charge-offs	(7,786)	(6,848)
Recoveries
Recreation	3,510	2,469
Home improvement	559	432
Commercial	34	—
Medallion	963	1,189
Total recoveries	5,066	4,090
Net charge-offs (1)	(2,720)	(2,758)
Provision for loan losses	3,240	3,019
Allowance for loan losses – ending balance (2)	$50,686	$57,809
(1)
As of March 31, 2022, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $257.0 million, some of which may represent collection opportunities for us.
(2)
As of March 31, 2022, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of March 31, 2022 and December 31, 2021.

March 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$32,558	64%	3.24%	98.99%
Home improvement	8,059	16	1.70	24.50
Commercial	828	2	1.06	2.52
Medallion	9,241	18	66.73	28.10
Total	$50,686	100%	3.23%	154.10%

December 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$32,435	64%	3.37%	91.18%
Home improvement	7,356	15	1.68	20.68
Commercial	1,141	2	1.49	3.21
Medallion	9,234	19	65.74	25.96
Total	$50,166	100%	3.37%	141.03%

As of March 31, 2022, the allowance for loan losses had remained relatively in line with December 31, 2021. For recreation and home improvement loans, as of March 31, 2022 the allowances exclude $3.1 million and $0.4 million of loan loss allowances which have been netted within loans as a result of the consolidation of Medallion Bank.

For the recreation loan portfolio, the process to repossess the collateral is generally started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off in full. If the collateral is repossessed, a loss is recorded to write the collateral down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a recovery. Proceeds collected on charged off accounts are recorded as recoveries. All collection, repossession, and recovery efforts are handled on behalf of the Bank by the contracted servicer.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	March 31, 2021		December 31, 2021
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$3,802	0.2%	$3,818	0.3%
Home improvement	297	0.0	132	0.0
Commercial	74	0.0	74	0.0
Medallion	—	—	—	—
Total loans 90 days or more past due	$4,173	0.3%	$4,024	0.3%
(1)
Percentages are calculated against the total loan portfolio.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 295% as of March 31, 2022 and December 31, 2021.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	2,911	129	3,040
Sales	(2,252)	(116)	(2,368)
Cash payments received	—	(2,872)	(2,872)
Collateral valuation adjustments	(1,010)	(386)	(1,396)
Loan collateral in process of foreclosure – March 31, 2022	$1,369	$32,465	$33,834

Three Months Ended March 31, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	3,053	749	3,802
Sales	(2,298)	—	(2,298)
Cash payments received	—	(1,329)	(1,329)
Collateral valuation adjustments	(1,217)	(2,785)	(4,002)
Loan collateral in process of foreclosure – March 31, 2021	$970	$49,763	$50,733

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for two non-operating segments; RPAC and corporate and other investments. As mentioned earlier, the Company disposed of its investment in RPAC on December 1, 2021 and, as a result, all presented segment results are through such date. All results are for the three months ended March 31, 2022 and 2021.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 72% of our interest income for the three months ended March 31, 2022, and 74% for the three months ended March 31, 2021. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 59% of the portfolio, boat loans making up 19% of the portfolio, and trailer loans 8% as of March 31, 2022, compared to 60%, 19% and 19% as of March 31, 2021. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Florida, and California at 16%, 10%, and 10% of loans outstanding, compared to 17%, 10%, and 10% as of March 31, 2021, and with no other states over 10%.

During the three months ended March 31, 2022, the recreation portfolio grew, with the interest yield in both the current and prior periods decreasing as a result of the change in portfolio mix toward higher credit quality but lower yielding assets. Additionally, reserve rates decreased 21 basis points from March 31, 2021 as we continue to see delinquencies and net charge-offs at near historic lows.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Selected Earnings Data
Total interest income	$31,135	$27,442
Total interest expense	3,601	2,794
Net interest income	27,534	24,648
Provision for loan losses	1,680	3,613
Net interest income after loss provision	25,854	21,035
Total other income (expense), net	(6,820)	(5,463)
Net income before taxes	19,034	15,572
Income tax provision	(5,681)	(4,010)
Net income after taxes	$13,353	$11,562
Balance Sheet Data
Total loans, gross	$1,004,091	$822,932
Total loan allowance	32,558	28,378
Total loans, net	971,533	794,554
Total assets	984,535	807,244
Total borrowings	780,621	641,993
Selected Financial Ratios
Return on average assets	5.62%	5.92%
Return on average equity	29.27	29.59
Interest yield	13.30	14.36
Net interest margin	11.76	12.90
Reserve coverage	3.24	3.45
Delinquency status (1)	0.39	0.40
Charge-off%	0.67	1.35
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment is a consumer finance business that works with contractors and financial service providers to finance home improvements and is concentrated in roofs, swimming pools, and windows at 33%, 26%, and 12% of total loans outstanding as of March 31, 2022, as compared to 25%, 25%, and 13% as of March 31, 2021, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Florida, Texas, and Ohio at 16%, 10%, and 10% of loans outstanding March 31, 2022, compared to 11%, 11%, and 9% as of March 31, 2021, and with no other states over 6%.

During the three months ended March 31, 2022, the home improvement lending segment grew substantially with the net portfolio increasing 38% from the prior year. Reserve rates increased 13 basis points from a year ago. The interest yield decreased slightly from the prior year period, while net interest margins decreased, reflecting lower rates on borrowings and CD's issued in the current year as compared to the prior year.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Selected Earnings Data
Total interest income	$9,700	$7,918
Total interest expense	1,341	1,208
Net interest income	8,359	6,710
Provision for loan losses	1,204	450
Net interest income after loss provision	7,155	6,260
Other income (expense), net	(2,896)	(1,914)
Net income before taxes	4,259	4,346
Income tax provision	(1,271)	(1,119)
Net income after taxes	$2,988	$3,227
Balance Sheet Data
Total loans, gross	$473,408	$342,121
Total loan allowance	8,059	5,358
Total loans, net	465,349	336,763
Total assets	469,886	348,456
Total borrowings	372,565	277,672
Selected Financial Ratios
Return on average assets	2.66%	3.80%
Return on average equity	13.85	19.00
Interest yield	8.71	9.66
Net interest margin	7.50	8.19
Reserve coverage	1.70	1.57
Delinquency status (1)	0.06	0.04
Charge-off%	0.46	0.30
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 49% of which are located in the Midwest region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing, wholesale trade, administrative and support services, and construction making up 40%, 14%, 13%, and 12% of the loans outstanding as of March 31, 2022.

During the three months ended March 31, 2022, the commercial portfolio continued to grow, with $4.4 million of new originations. Additionally, reserve rates reflected specific reserves on aged investments.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2022 and 2021. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments. The commercial segment increased in the current year as originations exceeded repayments. Net income decreased to a $1.0 million loss due to exits of two aged investments.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Selected Earnings Data
Total interest income	$1,930	$1,482
Total interest expense	722	572
Net interest income	1,208	910
Provision for loan losses	1,255	—
Net interest (expense) income after loss provision	(47)	910
Other expense, net	(1,330)	(460)
Net income (loss) before taxes	(1,377)	450
Income tax (provision) benefit	411	(113)
Net (loss) income after taxes	$(966)	$337
Balance Sheet Data
Total loans, gross	$77,615	$55,567
Total loan allowance	828	—
Total loans, net	76,787	55,567
Total assets	86,461	71,922
Total borrowings	68,553	59,533
Selected Financial Ratios
Return on average assets	(3.83)%	1.79%
Return on average equity	(12.33)	8.96
Interest yield	10.12	10.37
Net interest margin	6.34	6.37
Reserve coverage(1)	1.06	0.00
Delinquency status (1) (2)	0.10	0.13
Charge-off% (3)	8.13	0.00
(1)
Ratio is based off of total commercial balances, and relates solely to the legacy commercial loan balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.

	Three Months Ended March 31,
	2022		2021
Geographic Concentrations	Total Gross Loans	% of Market	Total Gross Loans	% of Market
Illinois	$13,109	17%	$11,146	20%
California	10,072	13	—	—
Minnesota	9,583	13	8,208	15
Michigan	6,300	8	10,502	19
North Carolina	5,850	8	5,849	11
Texas	5,570	7	5,569	10
New Hampshire	5,517	7	—	—
New Jersey	4,164	5	4,164	7
Kansas	4,107	5	4,107	7
Other (1)	13,595	17	6,022	11
Total	$77,867	100%	$55,567	100%
(1)
Includes four other states, which were all under 5% as of March 31, 2022, and four other states, all under 6% as of March 31, 2021.

Medallion Lending

The medallion lending segment operates mainly in the New York City, Newark, and Chicago markets. We have a long history of owning, managing, and financing taxi fleets, taxi medallions, and corporate car services. During the three months ended March 31, 2022, taxi medallion values remained consistent in the New York City market even as other markets saw declines. We continue to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020, and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Selected Earnings Data
Total interest income (loss)	$146	$(69)
Total interest expense	153	1,370
Net interest loss	(7)	(1,439)
(Benefit) provision for loan losses	(869)	(1,044)
Net interest income (loss) after loss provision	862	(395)
Other expense, net	(806)	(2,144)
Net income (loss) before taxes	56	(2,539)
Income tax (provision) benefit	(17)	637
Net income (loss) after taxes	$39	$(1,902)
Balance Sheet Data
Total loans, gross	$13,849	$35,250
Total loan allowance	9,241	24,073
Total loans, net	4,608	11,177
Total assets	37,752	116,639
Total borrowings	29,933	92,469
Selected Financial Ratios
Return on average assets	0.25%	(6.40)%
Return on average equity	1.30	(31.98)
Interest yield	12.49	(2.34)
Net interest margin	(0.67)	(48.86)
Reserve coverage	66.73	68.29
Delinquency status (1)	—	2.20
Charge-off Recovery%	(76.13)	(2.55)
(1)
Loans 90 days or more past due.

	Three Months Ended March 31,
	2022			2021
Geographic Concentration	Total Gross Loans	% of Market		Total Gross Loans	% of Market
New York City	$12,540	91%		$32,037	91%
Newark	1,265	9		2,939	8
All Other	44	0	(1)	274	1
Total	$13,849	—%		$35,250	100%
(1)
Less than 1%.

	Three Months Ended March 31,
	2022		2021
Geographic Concentration	Total Loan Collateral in Process of Foreclosure	% of Market	Total Loan Collateral in Process of Foreclosure	% of Market
New York City	$26,902	83%	$38,383	77%
Newark	3,959	12	6,267	13
Chicago	1,411	4	4,824	10
All Other	193	1	289	1
Total	$32,465	100%	$49,763	100%

RPAC

Until December 1, 2021, when we disposed of our entire investment, we were the majority owner and managing member of RPAC Racing, LLC, a performance and marketing company for NASCAR. Revenues were mainly earned through sponsorships and race winning activity over the ten month race season (February through November) during the year.

The following table presents selected financial data and ratios as of and for the three months ended March 31, 2021.

Three Months Ended
(Dollars in thousands)	March 31, 2021
Selected Earnings Data
Sponsorship, race winnings, and other income	$2,473
Race and other expenses	3,883
Interest expense	41
Total expenses	3,924
Net loss before taxes	(1,451)
Income tax benefit	364
Net loss after taxes	$(1,087)

Balance Sheet Data
Total assets	$32,724
Total borrowings	8,726
Selected Financial Ratios
Return on average assets	(13.27)%
Return on average equity	(378.20)

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, both interest and operating, which are not specifically allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment. Strategic partnerships represent $0.2 million in net loans as of March 31, 2022, compared to less than $0.1 million as of March 31, 2021, having originations of $5.0 million and $1.9 million during the three months ended March 31, 2022 and 2021. This segment also reflects the elimination of all intercompany activity among the consolidated entities, as well as the gains (losses) on the dispositions of certain non-core assets.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2022 and 2021.

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Selected Earnings Data
Total interest income	$392	$307
Total interest expense	1,558	2,422
Net interest loss	(1,166)	(2,115)
Total interest expense	(30)	—
Net interest loss	(1,136)	(2,115)
Other expense, net	(4,652)	(1,314)
Net loss before taxes	(5,788)	(3,429)
Income tax benefit	1,727	363
Net loss after taxes	$(4,061)	$(3,066)
Balance Sheet Data
Total loans, gross	$478	$3,345
Total loan allowance	—	—
Total loans, net	$478	3,345
Total assets	387,991	311,765
Total borrowings	307,632	266,366
Selected Financial Ratios
Return on average assets	(4.80)%	(4.16)%
Return on average equity	(28.30)	(30.80)

Summary Consolidated Financial Data

The table below presents our selected financial data for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands, Except per share data)	2022	2021
Return on average assets (ROA)	2.41%	2.08%
Return on average stockholders' equity (ROE)	13.70	11.09
Dividend payout ratio	20.77	—
Net interest margin	9.20	9.18
Other income ratio (1)	0.39	0.62
Total expense ratio (2)	7.73	8.60
Equity to assets (3)	18.41	18.48
Debt to equity (4)	4.3x	4.3x
Loans receivable to assets	77%	71%
Net charge-offs	2,720	2,758
Net charge-offs as a % of average loans receivable	0.75%	0.95%
Allowance coverage ratio	3.23	4.59
(1)
Other income ratio represents other income divided by average interest earning assets.
(2)
Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(3)
Includes $68.8 million and $72.3 million related to non-controlling interests in consolidated subsidiaries as of March 31, 2022 and 2021.
(4)
Excludes deferred financing costs of $7.2 million and $6.5 million as of March 31, 2022 and 2021.

Consolidated Results of Operations

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

Net income attributable to shareholders was $9.8 million, or $0.39 per share for the three months ended March 31, 2022, compared to $8.4 million, or $0.34 per share for the three months ended March 31, 2021.

Total interest income was $43.3 million for the three months ended March 31, 2022 compared to $37.1 million for the three months ended March 31, 2021. The increase in interest income reflected the continued growth in the recreation and home improvement lending segments partially offset by lower margins associated with these loans. The yield on interest earning assets was 11.48% for the three months ended March 31, 2022, compared to 11.84% for the three months ended March 31, 2021. Average interest earning assets were $1.6 billion for the three months ended March 31, 2022, an increase from $1.3 billion for the three months ended March 31, 2021.

Loans before allowance for loan losses were $1,569.4 million as of March 31, 2022, comprised of recreation ($1,004.1 million), home improvement ($473.4 million), commercial ($77.9 million), medallion ($13.8 million), and strategic partnership ($0.2 million) loans. We had an allowance for loan losses as of March 31, 2022 of $50.7 million, which was attributable to the recreation (64%), medallion (18%), home improvement (16%), and commercial (2%) loan portfolios.

Loans increased $80.5 million, or 5%, from December 31, 2021 as a result of $213.7 million of loan originations, offset by principal payments, and to a lesser extent transfers to loan collateral in process of foreclosure and net charge-offs. The provision for loan losses was $3.2 million for the three months ended March 31, 2022, compared to $3.0 million for the three months ended March 31, 2021. The charge-off ratios on the loan portfolios was 0.75% for the three months ended March 31, 2022 compared to 0.95% for the three months ended March 31, 2021.

Interest expense was $7.4 million for the three months ended March 31, 2022, a decrease from $8.4 million for the three months ended March 31, 2021, due to lower average cost of borrowed funds, even as average borrowings have increased. The average cost of borrowed funds was 1.99% for the three months ended March 31, 2022, compared to 2.61% for the three months ended March 31, 2021, mainly driven by the decline in market rates for deposits throughout 2021, the repayment of retail notes, offset to a lesser extent with the replacement of notes payable to banks with higher fixed rate private notes. Cost of funds decreased compared to the prior year quarter, despite increased costs in deposits issued in the current quarter. We expect an increase in the cost of funds throughout the remainder of 2022 as older deposits mature and newer deposits are issued both to replace maturing deposits and to facilitate our growth in our lending. Average debt outstanding was $1.5 billion for the three months ended March 31, 2022, up from $1.3 billion for the three months ended March 31, 2021, as we issued additional certificates of deposits to increase our liquidity and loan growth. See page 33 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $35.9 million for the three months ended March 31, 2022, compared to $28.7 million for the three months ended March 31, 2021. The net interest margin was 9.20% for the three months ended March 31, 2022, compared to 9.18%, for the three months ended March 31, 2021, reflecting the above.

Net other income, which is comprised of net recoveries of loan collateral, a majority of which relate to recoveries in the Medallion segment, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income was $1.5 million for the three months ended March 31, 2022, compared to $1.9 million for the three months ended March 31, 2021. The decrease was primarily due to the absence of race team related revenue.

Operating expenses were $18.0 million for the three months ended March 31, 2022, compared to $14.6 million for the three months ended March 31, 2021. Salaries and benefits were $7.6 million for the three months ended March 31, 2022, compared to $5.7 million for the three months ended March 31, 2021, with the increase primarily reflective of reduced bonus expense in the prior year. Professional fees were $4.0 million for the three months ended March 31, 2022, compared to $0.5 million for the three months ended March 31, 2021, primarily reflecting higher legal and professional costs for a variety of corporate matters inclusive of the SEC litigation.

Total income tax expense was $4.8 million for the three months ended March 31, 2022, compared to $3.9 million for the three months ended March 31, 2021.

Loan collateral in process of foreclosure was $33.8 million at March 31, 2022, a decline from $37.4 million at December 31, 2021. The decrease was primarily reflective of cash payments received and structured settlements during the period. See page 37 for a table that shows the changes during the quarter.

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

The following table presents our interest rate sensitivity gap at March 31, 2022. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

March 31, 2022 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$33,872	$20,961	$30,093	$45,994	$86,846	$57,796	$1,256,880	$1,532,442
Adjustable rate	6,755	576	845	—	22	—	—	8,198
Investment securities	3,126	317	3,590	3,422	84	5,493	31,043	47,075
Cash	137,544	—	—	500	750	—	—	138,794
Total earning assets	$181,297	$21,854	$34,528	$49,916	$87,702	$63,289	$1,287,923	$1,726,509
Interest bearing liabilities
Deposits	$405,783	$254,340	$343,449	$170,965	$160,252	$—	$—	$1,334,789
Privately placed notes	—	36,000	—	31,250	—	—	53,750	121,000
SBA debentures and borrowings	5,000	2,500	21,264	15,500	4,500	—	21,000	69,764
Preferred securities	—	—	—	—	—	—	33,000	33,000
Total liabilities	$410,783	$292,840	$364,713	$217,715	$164,752	$—	$107,750	$1,558,553
Interest rate gap	$(229,486)	$(270,986)	$(330,185)	$(167,799)	$(77,050)	$63,289	$1,180,173	$167,956
Cumulative interest rate gap	$(229,486)	$(500,472)	$(830,657)	$(998,456)	$(1,075,506)	$(1,012,217)	$167,956	$—
December 31, 2021 (2)	$(230,601)	$(455,807)	$(770,239)	$(891,489)	$(1,007,810)	$(940,350)	$153,539	$—
December 31, 2020 (2)	$(366,801)	$(570,449)	$(719,385)	$(827,236)	$(907,295)	$(860,941)	$52,347	$—
(1)
The ratio of the cumulative one year gap to total interest rate sensitive assets was (13%) as of March 31, 2022, and was (14%) as of December 31, 2021
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $1,726.5 million and interest rate sensitive liabilities were $1,558.6 million at March 31, 2022. The one-year cumulative interest rate gap was a negative $229.5 million or (13%) of interest rate sensitive assets. We seek to manage interest rate risk by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, by originating adjustable-rate loans, and by other options consistent with managing interest rate risk.

We are currently reviewing the impact on our loans and borrowings with the cessation of LIBOR at the end of 2021. We do not have lendings tied to LIBOR and do not expect a significant impact on our loans. We have trust preferred securities that bear a variable rate of interest of 90 day LIBOR (0.96% at March 31, 2022) plus 2.13%. We expect to rely on our lenders to adjust and communicate rate adjustments; however, we do not expect a material impact on our borrowings.

Liquidity and Capital Resources

Our sources of liquidity include unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of our other assets, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. As of March 31, 2022, we had unfunded commitments from the SBA of $9.5 million, all of which required the infusion of $4.8 million of capital from either the capitalization of retained earnings or a capital infusion from the Company.

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

The net proceeds from the December 2020, February 2021, March 2021 and April 2021 private placements have been used for general corporate purposes, including repayment of outstanding debt, including repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount.

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

The table below presents the components of our debt were as of March 31, 2022, exclusive of deferred financing costs of March 31, 2022. See Note 4 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$1,334,790	86%	1%
Privately placed notes	121,000	8	8
SBA debentures and borrowings	69,764	4	3
Preferred securities	33,000	2	3
Total outstanding debt	$1,558,554	100%	2%
(1)
Weighted average contractual rate as of March 31, 2022.
(2)
Balance includes $0.8 million of strategic partner reserve deposits as of March 31, 2022.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at March 31, 2022.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$405,783	$254,340	$343,449	$170,965	$160,252	$—	$1,334,789
Privately placed notes	—	36,000	—	31,250	—	53,750	121,000
SBA debentures and borrowings	5,000	2,500	21,264	15,500	4,500	21,000	69,764
Preferred securities	—	—	—	—	—	33,000	33,000
Total outstanding borrowings	410,783	292,840	364,713	217,715	164,752	107,750	1,558,553
Operating lease obligations	1,823	2,356	2,373	2,390	2,408	1,164	12,514
Total contractual obligations	$412,606	$295,196	$367,086	$220,105	$167,160	$108,914	$1,571,067
(1)
Total debt is exclusive of deferred financing costs of $7.2 million as of March 31, 2022.
(2)
Balance excludes $0.8 million of strategic partner reserve deposits as of March 31, 2022.

Approximately $703.6 million of our borrowings have maturity dates during the next two years, a vast majority of which are brokered CDs.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of March 31, 2022 by $1.4 million on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been a reduction in net income by $0.7 million at March 31, 2022. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at March 31, 2022. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.	MFC	MCI		FSVC		MB		All Other	March 31, 2022	December 31, 2021
Cash, cash equivalents and federal funds sold	$36,221	$210	$18,877	(1)	$315	(1)	$83,148		$23	$138,794	$124,484
Preferred Securities	33,000									33,000	33,000
Average interest rate	2.71%									2.71%	2.31%
Maturity	9/37									9/37	9/37
Retailed notes and privately placed borrowings	121,000									121,000	121,000
Average interest rate	7.66%									7.66%	7.66%
Maturity	3/24-12/27									3/24-12/27	3/24-12/27
SBA debentures & borrowings										—	79,463
Amounts available			9,500							—	9,500
Amounts outstanding			61,000		8,764					69,764	69,963
Average interest rate			2.90%		3.25%					2.95%	2.72%
Maturity			3/23- 3/32		45,412					3/23- 3/32	3/23- 3/32
Brokered CD's & other funds borrowed							1,335,539	(2)		1,335,539	1,254,038
Average interest rate							1.24%			1.24%	1.20%
Maturity							4/22-3/27			4/22-3/27	1/22-12/26
Total Cash	$36,221	$210	$18,877		$315		$83,148		$23	$138,794	$124,484
Total debt outstanding	$154,000	$-	$61,000		$8,764		$1,335,539		$-	$1,559,303	$1,478,001
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $0.8 million related to the strategic partnership business and $8.7 million related to listing services.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We also generate liquidity through deposits generated at the Bank, borrowing arrangements with other banks, and through the issuance of SBA debentures, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We regularly seek additional sources of liquidity; however, given current market conditions, there can be no assurance that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements, or Topic 205: Depository and Lending, or Topic 942: and Financial Services – Investment Companies, or Topic 946: Measurement of Credit Losses on Financial Instruments, or ASU 2021-06. This new standard amends certain SEC paragraphs from the Codification in response to the issuance of SEC Final Rule No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses and SEC Rule No. 33-10835, Update

of Statistical Disclosures for Bank and Savings and Loan Registrants. We have assessed the impact the update and determined it does not have a material impact on the accompanying financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The main objective of this new standard is to amend ASU 2016-13 in response to feedback received from the post-implementation review process. The amendments update ASU 2016-13 to require that an entity measure and record the lifetime expected credit losses on an asset upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (TDRs) have been incorporated into the allowance for credit losses. The amendments also require the disclosure of current period gross write-offs, by year of origination, for financing receivables. We are assessing the impact the update will have on our financial statements.

Dividends

The Board of Directors has reinstated our quarterly dividend, with a dividend of $0.08 per share, paid in March 2022. We may, however, re-evaluate this new dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes

Control Statutes

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2022 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2022 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” subsections (c) and (d) to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for details of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 14, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022 we repurchased 67,660 shares of our common stock at an aggregate cost of $616,855. Accordingly, as of March 31, 2022, up to $22,257,654 of shares remain authorized for repurchase under our stock repurchase program. On May 1, 2022 the Company's board of directors authorized a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $35 million of its shares. Such new repurchase program replaces the existing one, which was terminated.

First Quarter 2022	Total Shares of Common Stock Repurchased	Average Price Paid per Share	Total Amount Paid	Maximum Value of Shares Yet to Be Purchased
January 1 - January 31	—	$—	$—	$22,874,509
February 1 - February 28	—	—	—	22,874,509
March 1 - March 31	67,660	9.12	616,855	22,257,654
Total	67,660	$9.12	$616,855	$22,257,654

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

3.1

Second Amended and Restated By-Laws of Medallion Financial Corp., as amended and restated as of May 1, 2022. Filed as Exhibit 3.1 to the Current Report on Form 8-K filed on May 2, 2022 (File No. 001-37747) and incorporated by reference herein.

10.1

Cooperation Agreement, dated as of May 1, 2022, by and among Medallion Financial Corp., KORR Value L.P., KORR Acquisitions Group, Inc., Kenneth Orr, David Orr, and Jonathan Orr. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 2, 2022 (File No. 001-37747) and incorporated by reference herein.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Antony N. Cutrone pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Anthony N. Cutrone pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	May 5, 2022

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.