Form 10-Q
period 2022-06-30
MEDALLION FINANCIAL CORP
filed 2022-08-08
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 5, 2022, was 24,238,939.

MEDALLION FINANCIAL CORP.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. In particular, any forward-looking statements are subject to the risks and great uncertainties associated with the pending litigation with the Securities and Exchange Commission as well as the ongoing COVID-19 pandemic and the related impact on the U.S. and global economies.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is the growth of our consumer finance and commercial lending businesses. Our total assets were $2.1 billion and $1.9 billion as of June 30, 2022 and December 31, 2021.

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

Our consolidated balance sheet as of June 30, 2022, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2022 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share data)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (1)	$33,796	$64,482
Federal funds sold	92,534	60,002
Investment securities	50,358	44,772
Equity investments	10,942	9,726
Loans	1,734,621	1,488,924
Allowance for loan losses	(59,152)	(50,166)
Net loans receivable	1,675,469	1,438,758
Goodwill	150,803	150,803
Loan collateral in process of foreclosure (2)	26,974	37,430
Intangible assets, net	22,759	23,480
Property, equipment, and right-of-use lease asset, net	12,565	11,762
Accrued interest receivable	11,534	10,621
Income tax receivable	1,362	833
Other assets	23,035	20,388
Total assets	$2,112,131	$1,873,057
Liabilities
Deposits (3)	$1,469,241	$1,250,880
Long-term debt (4)	219,377	219,973
Deferred tax liabilities, net	24,048	18,210
Operating lease liabilities	9,078	9,053
Accrued interest payable	3,548	3,395
Accounts payable and accrued expenses (5)	23,998	15,718
Total liabilities	1,749,290	1,517,229
Commitments and contingencies (6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 28,530,373 shares at June 30, 2022 and 28,124,629 shares at December 31, 2021 issued)	285	281
Additional paid in capital	281,647	280,038
Treasury stock (4,291,053 shares at June 30, 2022 and 2,951,243 shares at December 31, 2021)	(35,510)	(24,919)
Accumulated other comprehensive income (loss)	(2,101)	1,034
Retained earnings	49,732	30,606
Total stockholders’ equity	294,053	287,040
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	362,841	355,828
Total liabilities and equity	$2,112,131	$1,873,057
Number of shares outstanding	24,239,320	25,173,386
Book value per share	$12.13	$11.40
(1)
Includes no restricted cash requirement as of June 30, 2022 and $3.0 million as of December 31, 2021.
(2)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, of $7.7 million as of June 30, 2022 and $7.4 million as of December 31, 2021.
(3)
Includes $3.8 million and $3.2 million of deferred financing costs as of June 30, 2022 and December 31, 2021. Refer to Note 5 for more details.
(4)
Includes $3.6 million and $4.0 million of deferred financing costs as of June 30, 2022 and December 31, 2021. Refer to Note 5 for more details.
(5)
Includes the short-term portion of lease liabilities of $2.1 million and $2.2 million as of June 30, 2022 and December 31, 2021. Refer to Note 6 for more details.
(6)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2022	2021	2022	2021
Interest and fees on loans	$46,740	$37,132	$89,804	$73,987
Interest and dividends on investment securities	371	243	610	468
Total interest income(1)	47,111	37,375	90,414	74,455
Interest on deposits	4,912	4,465	9,066	9,176
Interest on long-term debt	3,318	3,173	6,539	6,467
Interest on short-term borrowings	—	246	—	649
Total interest expense	8,230	7,884	15,605	16,292
Net interest income	38,881	29,491	74,809	58,163
Provision (benefit) for loan losses	7,759	(682)	10,999	2,336
Net interest income after provision for loan losses	31,122	30,173	63,810	55,827
Other income (loss)
Gain on equity investments	4,241	3,205	4,108	3,205
Write-down of loan collateral in process of foreclosure	(128)	(2,162)	(514)	(4,947)
Gain on extinguishment of debt	—	2,859	—	4,626
Sponsorship and race winnings, net	—	4,345	—	6,818
Other income (loss)	3,245	(480)	5,293	1
Total other income, net	7,358	7,767	8,887	9,703
Other expenses
Salaries and employee benefits	7,730	7,901	15,298	13,586
Professional fees	4,392	2,224	8,384	2,730
Loan servicing fees	2,119	1,731	4,072	3,378
Collection costs	999	1,641	2,342	2,874
Rent expense	490	624	1,135	1,299
Regulatory fees	560	456	1,011	895
Amortization of intangible assets	363	361	721	722
Race team related expenses	—	2,674	—	4,796
Other expenses	2,160	2,208	3,882	4,182
Total other expenses	18,813	19,820	36,845	34,462
Income before income taxes	19,667	18,120	35,852	31,068
Income tax provision	4,856	6,528	9,687	10,406
Net income after taxes	14,811	11,592	26,165	20,662
Less: income attributable to the non-controlling interest	1,511	1,325	3,024	1,964
Total net income attributable to Medallion Financial Corp.	$13,300	$10,267	$23,141	$18,698
Basic net income per share	$0.55	$0.42	$0.95	$0.76
Diluted net income per share	$0.54	$0.41	$0.93	$0.75
Weighted average common shares outstanding
Basic	24,153,015	24,595,822	24,459,870	24,557,511
Diluted	24,421,867	24,950,512	24,751,012	24,923,023
(1)
Included in interest income is $0.2 million and $0.3 million of paid-in-kind interest for the three and six months ended June 30, 2022 and $0.2 million and $0.5 million for the three and six months ended June 30, 2021.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income after taxes	$14,811	$11,592	$26,165	$20,662
Other comprehensive (loss) income, net of tax	(1,418)	27	(3,135)	(578)
Total comprehensive income	13,393	11,619	23,030	20,084
Less comprehensive income attributable to the non-controlling interest	1,511	1,325	3,024	1,964
Total comprehensive income attributable to Medallion Financial Corp.	$11,882	$10,294	$20,006	$18,120

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	28,124,629	$281	$280,038	(2,951,243)	$(24,919)	$30,606	$1,034	$287,040	$68,788	$355,828
Net income	—	—	—	—	—	9,841	—	9,841	1,512	11,353
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	4	594	—	—	—	—	598	—	598
Issuance of restricted stock, net	383,925	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,730)	—	—	—	—	—	—	—	—	—
Exercise of stock options	23,192	—	152	—	—	—	—	152	—	152
Purchase of common stock	—	—	—	(67,660)	(617)	—	—	(617)	—	(617)
Dividend paid on common stock ($0.08 per share)	—	—	—	—	—	(2,044)	—	(2,044)	—	(2,044)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,717)	(1,717)	—	(1,717)
Balance at March 31, 2022	28,526,016	$285	$280,784	(3,018,903)	$(25,536)	$38,403	$(683)	$293,253	$68,788	$362,041
Net income	—	—	—	—	—	13,300	—	13,300	1,511	14,811
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation expense	—	—	863	—	—	—	—	863	—	863
Issuance of restricted stock, net	4,944	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(587)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(1,272,150)	(9,974)	—	—	(9,974)	—	(9,974)
Dividend paid on common stock ($0.08 per share)	—	—	—	—	—	(1,971)	—	(1,971)	—	(1,971)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Balance at June 30, 2022	28,530,373	$285	$281,647	(4,291,053)	$(35,510)	$49,732	$(2,101)	$294,053	$68,788	$362,841

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	27,828,871	$278	$277,539	(2,951,243)	$(24,919)	$(23,502)	$2,012	$231,408	$73,153	$304,561
Net income	—	—	—	—	—	8,431	—	8,431	640	9,071
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation expense	—	2	496	—	—	—	—	498	—	498
Issuance of restricted stock, net	163,561	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(7,602)	—	—	—	—	—	—	—	—	—
Exercise of stock options	768	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(605)	(605)	—	(605)
Balance at March 31, 2021	27,985,598	$280	$278,035	(2,951,243)	$(24,919)	$(15,071)	$1,407	$239,732	$72,282	$312,014
Net income	—	—	—	—	—	10,267	—	10,267	1,325	11,592
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation	—	—	576	—	—	—	—	576	—	576
Issuance of restricted stock, net	15,514	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(10,332)	—	—	—	—	—	—	—	—	—
Exercise of stock options	22,227	—	116	—	—	—	—	116	—	116
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	27	27	—	27
Balance at June 30, 2021	28,013,007	$280	$278,727	(2,951,243)	$(24,919)	$(4,804)	$1,434	$250,718	$72,096	$322,814

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$26,165	$20,662
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for loan losses	10,999	2,336
Paid-in-kind interest income	(347)	(495)
Depreciation and amortization	2,844	4,082
Amortization of origination fees, net	4,670	3,723
Increase in deferred and other tax liabilities, net	5,309	8,469
Net change in value of loan collateral in process of foreclosure	2,487	7,243
Net realized gains on sale of investments	(4,108)	(3,205)
Stock-based compensation expense	1,461	1,072
Gain on extinguishment of debt	—	(4,626)
(Increase) decrease in accrued interest receivable	(913)	813
Increase in other assets	(5,470)	(574)
Increase in accounts payable and accrued expenses	8,186	1,109
(Decrease) increase in accrued interest payable	153	(790)
Net cash provided by operating activities	51,436	39,819
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(528,139)	(365,416)
Proceeds from principal receipts, sales, and maturities of loans	270,009	225,976
Purchases of investments	(15,809)	(15,318)
Proceeds from principal receipts, sales, and maturities of investments	9,937	14,006
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	13,766	8,942
Net cash used for investing activities	(250,236)	(131,810)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	506,158	409,810
Repayments of time deposits and funds borrowed	(288,154)	(335,403)
Cash dividend paid on common stock	(3,896)	—
Distributions to non-controlling interests	(3,023)	(3,019)
Treasury stock repurchased	(10,591)	—
Proceeds from the exercise of stock options	152	116
Net cash provided by financing activities	200,646	71,504
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,846	(20,487)
Cash and cash equivalents beginning of period(1)	124,484	112,040
Cash and cash equivalents, end of period (1)	$126,330	$91,553
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$14,123	$15,769
Cash paid during the period for income taxes	3,175	1,688
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$5,797	$10,663
(1)
Includes Federal Funds Sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a specialty finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank charter pursuant to the laws of the State of Utah. The Bank originates consumer loans on a national basis for the purchase of recreational vehicles (“RVs”), boats and other consumer recreational equipment and to finance home improvements such as replacement windows and roofs. Prior to 2014, the Bank originated commercial loans to finance the purchase of taxi medallions, all of which are serviced by the Company. The loans are financed primarily with time certificates of deposits which are originated nationally through a variety of brokered deposit relationships. In 2019, the Bank began building a strategic partnership program that targets relationships with financial technology, or fintech, companies to offer loans and other financial services to customers. The Bank entered into an initial partnership in 2020, a second partnership in 2021, and a third partnership in 2022. The Bank continues to explore opportunities with additional fintech companies.

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at June 30, 2022, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, together, Medallion Chicago, purchased $8.7 million of City of Chicago taxi medallions out of foreclosure. These 159 taxi medallions are carried at a net realizable value of $1.0 million in other assets on the Company’s consolidated balance sheet at June 30, 2022 and December 31, 2021.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions change, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of loans and loan collateral in process of foreclosure, goodwill and intangible assets, and investments, among other effects.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. As of June 30, 2022, cash includes $1.3 million of interest-bearing funds deposited in other banks, that are mainly callable, with original terms of 4 to 7 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10.9 million and $9.7 million at June 30, 2022 and December 31, 2021, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of June 30, 2022, the Company determined that there was no impairment or observable price change.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of June 30, 2022 and December 31, 2021, the fair value of these securities were $1.8 million and $2.0 million and are included in other assets on the consolidated balance sheet.

The table below presents the unrealized portion related to the equity securities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net losses recognized during the period on equity securities	$(63)	$(3)	$(154)	$(31)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(63)	$(3)	$(154)	$(31)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.1 million at June 30, 2022 and $0.3 million at December 31, 2021, and less than $0.1 million was amortized to interest income for the three and six months ended June 30, 2022 and less than $0.1 million for the three and six months ended June 30, 2021. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2022 and December 31, 2021, net loan origination costs were $31.6 million and $26.1 million. Net amortization to income for the three and six months ended June 30, 2022 was $2.4 million and $4.5 million and was $2.1 million and $3.7 million for the three and six months ended June 30, 2021.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio has different characteristics, typified by a larger number of smaller dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. Consumer loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is typically started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $4.3 million at June 30, 2022, or 0.25% of the total loan portfolio, compared to $4.0 million, or 0.28%, at December 31, 2021.

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

Loan collateral in process of foreclosure primarily includes medallion loans that have reached 120 days past due and have been charged-down to their net realizable value, in addition to consumer repossessed collateral in the process of being sold. For New York City medallion loans in the process of foreclosure, although market prices fluctuate and may exceed the internally determined value, the Company continued to utilize a net value of $79,500 when assessing net realizable value for the medallion loans, despite fluctuating current transfer prices which may exceed that level from time to time. The "loan collateral in the process of foreclosure" designation reflects that the collection activities on these loans have transitioned from working with the borrower, to the liquidation of the collateral securing the loans. The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $19.7 million and $20.5 million at June 30, 2022 and December 31, 2021. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of June 30, 2022 and December 31, 2021.

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a one-year lookback period for consumer loans. For commercial loans deemed nonperforming, the historical loss experience and other projections are looked at. For medallion loans, delinquent nonperforming loans are valued at collateral value for the most recent quarter. Collateral value for the medallion loans is generally determined utilizing factors deemed relevant under the circumstances of the market including but not limited to: actual transfers, pending transfers, median and average sales prices, discounted cash flows, market direction and sentiment, and general economic trends for the industry and economy. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As a result of COVID-19, the Company determined that anticipated payment activity on the medallion portfolio was impossible to quantify upon exit of the six-month deferral period with borrowers, and therefore deemed all such loans as impaired in the third quarter of 2020. As a result, all medallion loans were placed on nonaccrual and reserved down to collateral value, net of liquidation costs, which was $79,500 for New York City medallions. The Company continued to use $79,500 as its internally determined value for assessing net realizable value for these medallion loans, despite fluctuating current transfer prices which may exceed that level from time to time. The Company continues to monitor the impact of COVID-19 on the consumer, commercial, and medallion loans. Credit losses are deducted from the allowance and subsequent recoveries are added back to the allowance.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of June 30, 2022 and December 31, 2021, the Company had goodwill of $150.8 million, all of which related to the Bank. As of June 30, 2022 and December 31, 2021, the Company had intangible assets of $22.8 million and $23.5 million. Amortization expense on the intangible assets for the three and six months ended June 30, 2022 and 2021 was $0.4 million and $0.7 million. Additionally, loan portfolio premiums of $12.4 million were determined as of April 2, 2018, of which $0.2 million and $0.5 million were outstanding as of June 30, 2022 and December 31, 2021, and of which $0.2 million and $0.3 million was amortized to interest income for the three and six months ended June 30, 2022 and $1.7 million and $1.9 million was amortized to interest income for the three and six months ended June 30, 2021. Management performed a step 0 analysis in assessing the goodwill and intangibles for impairment at December 31, 2021, concluding that there was no impairment of these assets. The Company has reviewed these assets, all of which relate to the Bank, and concluded that no impairment exists as of June 30, 2022.

The table below shows the details of the intangible assets as of the dates presented.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Brand-related intellectual property	$17,325	$17,874
Home improvement contractor relationships	5,434	5,606
Total intangible assets	$22,759	$23,480

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2022 and 2021.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $0.7 million and $1.3 million for the three and six months ended June 30, 2022 and was $0.6 million and $1.2 million for the three and six months ended June 30, 2021. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $7.4 million and $7.1 million as of June 30, 2022 and December 31, 2021.

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

Earnings Per Share (EPS)

Basic earnings per share are computed by dividing net income resulting from operations available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, or if restricted stock vests, and has been computed after considering to the weighted average dilutive effect of the Company’s stock options and restricted stock. The Company uses the treasury stock method to calculate diluted EPS, which is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants, including unvested compensation expense related to the shares, in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. The table below shows the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2022	2021	2022	2021
Net income available to common stockholders	$13,300	$10,267	$23,141	$18,698
Weighted average common shares outstanding applicable to basic EPS	24,153,015	24,595,822	24,459,870	24,557,511
Effect of dilutive stock options	84,232	127,493	86,869	74,331
Effect of restricted stock grants	184,620	227,197	204,273	291,181
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,421,867	24,950,512	24,751,012	24,923,023
Basic net income per share	$0.55	$0.42	$0.95	$0.76
Diluted net income per share	0.54	0.41	0.93	0.75

Potentially dilutive common shares excluded from the above calculations aggregated 832,895 and 396,373 shares as of June 30, 2022 and 2021.

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

During the six months ended June 30, 2022 and 2021, the Company issued 383,925 and 163,561 restricted shares of stock-based compensation awards, issued 0 and 317,398 shares of other stock-based compensation awards, issued 0 and 16,803 restricted stock units. The Company recognized $0.9 million and $1.5 million, or $0.04 and $0.06 per share, for the three and six months ended June 30, 2022, and $0.6 million and $1.1 million, or $0.02 and $0.04 per share, for the three and six months ended June 30, 2021, of non-cash stock-based compensation expense related to the grants. As of June 30, 2022, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $4.2 million, which is expected to be recognized over the next 11 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of June 30, 2022, the Bank’s Tier 1 leverage ratio was 17.0%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-Capitalized	June 30, 2022	December 31, 2021
Common equity tier 1 capital			$217,079	$193,459
Tier 1 capital			285,867	262,247
Total capital			307,653	281,211
Average assets			1,681,043	1,495,726
Risk-weighted assets			1,706,568	1,482,678
Leverage ratio (1)	4.0%	5.0%	17.0%	17.5%
Common equity tier 1 capital ratio (2)	7.0	6.5	12.7	13.1
Tier 1 capital ratio (3)	8.5	8.0	16.8	17.7
Total capital ratio (3)	10.5	10.0	18.0	19.0
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of June 30, 2022 and December 31, 2021 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both June 30, 2022 and December 31, 2021.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 to defer implementation of the standard for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. The Company is assessing the impact the update will have on the accompanying financial statements, and expects the update to have a material impact on the Company’s accounting for estimated credit losses on its loans.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The main objective of this new standard is to amend ASU 2016-13 in response to feedback received from the post-implementation review process. The amendments update ASU 2016-13 to require that an entity measure and record the lifetime expected credit losses on an asset upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (TDRs) have been incorporated into the allowance for credit losses. The amendments also require the disclosure of current period gross write-offs, by year of origination, for financing receivables. ASU 2022-02 is effective upon the adoption of ASU 2016-13. The Company is assessing the impact the update will have on the accompanying financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement, or Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2016-13. This new standard clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company has assessed the impact the update and determined it does not have a material impact on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

Fixed maturity securities available for sale at June 30, 2022 and December 31, 2021 consisted of the following:

June 30, 2022 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$44,155	$4	$(3,680)	$40,479
State and municipalities	10,280	73	(474)	9,879
Total	$54,435	$77	$(4,154)	$50,358

December 31, 2021 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$35,469	$672	$(403)	$35,738
State and municipalities	9,025	60	(51)	9,034
Total	$44,494	$732	$(454)	$44,772

The amortized cost and estimated market value of investment securities at June 30, 2022 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2022 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$22	$22
Due after one year through five years	9,435	9,241
Due after five years through ten years	9,568	8,737
Due after ten years	35,410	32,358
Total	$54,435	$50,358

The following tables show information pertaining to securities with gross unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
June 30, 2022 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(1,861)	$26,941	$(1,819)	$10,263
State and municipalities	(47)	3,543	(427)	3,246
Total	$(1,908)	$30,484	$(2,246)	$13,509

	Less than Twelve Months		Twelve Months and Over
December 31, 2021 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(403)	$16,330	$—	$—
State and municipalities	(9)	2,124	(42)	(1,956)
Total	$(412)	$18,454	$(42)	$(1,956)

The Company had 54 and 15 securities at June 30, 2022 and December 31, 2021, with unrealized losses that have not been recognized in income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.
(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$1,096,670	63%	$961,320	65%
Home improvement	526,278	30	436,772	29
Commercial	96,928	6	76,696	5
Medallion	14,152	1	14,046	1
Strategic partnership	593	*	90	*
Total gross loans	1,734,621	100%	1,488,924	100%
Allowance for loan losses	(59,152)		(50,166)
Total net loans	$1,675,469		$1,438,758

(*) Less than 1%

The following tables show the activity of the gross loans for the three and six months ended June 30, 2022 and 2021.

Three Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2022	$1,004,091	$473,408	$77,867	$13,849	$226	$1,569,441
Loan originations	170,207	105,172	19,272	472	9,830	304,953
Principal payments, sales, maturities, and recoveries	(73,114)	(51,006)	(386)	(30)	(9,463)	(133,999)
Charge-offs	(5,074)	(1,108)	—	—	—	(6,182)
Transfer to loan collateral in process of foreclosure, net	(2,618)	—	—	(139)	—	(2,757)
Amortization of origination costs	(2,931)	380	—	—	—	(2,551)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	6,169	(478)	—	—	—	5,691
Paid-in-kind interest	—	—	175	—	—	175
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621

Six Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	284,613	194,992	23,672	564	14,839	518,680
Principal payments, sales, maturities, and recoveries	(138,230)	(103,170)	(2,203)	(115)	(14,336)	(258,054)
Charge-offs	(10,141)	(2,168)	(1,584)	(75)	—	(13,968)
Transfer to loan collateral in process of foreclosure, net	(5,529)	—	—	(268)	—	(5,797)
Amortization of origination costs	(5,370)	700	—	—	—	(4,670)
Amortization of loan premium	(120)	(180)	—	—	—	(300)
FASB origination costs, net	10,127	(668)	—	—	—	9,459
Paid-in-kind interest	—	—	347	—	—	347
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621

Three Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2021	$822,932	$342,121	$58,854	$35,250	$58	$1,259,215
Loan originations	134,467	62,992	11,059	—	2,426	210,944
Principal payments, sales, maturities, and recoveries	(67,084)	(36,171)	(564)	(467)	(2,414)	(106,700)
Charge-offs	(2,672)	(786)	—	(12,791)	—	(16,249)
Transfer to loan collateral in process of foreclosure, net	(2,980)	—	—	(3,933)	—	(6,913)
Amortization of origination costs	(2,477)	410	—	—	—	(2,067)
Amortization of loan premium	(60)	(90)	—	(1,545)	—	(1,695)
FASB origination costs, net	4,080	(219)	1	—	—	3,862
Paid-in-kind interest	—	—	170	—	—	170
Gross loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567

Six Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	228,317	111,051	15,216	—	4,370	358,954
Principal payments, sales, maturities, and recoveries	(123,043)	(75,807)	(11,541)	(1,102)	(4,324)	(215,817)
Charge-offs	(7,725)	(1,467)	—	(13,905)	—	(23,097)
Transfer to loan collateral in process of foreclosure, net	(6,033)	—	—	(4,630)	—	(10,663)
Amortization of origination costs	(4,639)	907	11	(2)	—	(3,723)
Amortization of loan premium	(101)	(166)	—	(1,615)	—	(1,882)
FASB origination costs, net	6,744	(294)	12	—	—	6,462
Paid-in-kind interest	—	—	495	—	—	495
Gross loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567

The following table sets forth the activity in the allowance for loan losses for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Allowance for loan losses – beginning balance	$50,686	$57,809	$50,166	$57,548
Charge-offs
Recreation	(5,074)	(2,672)	(10,141)	(7,725)
Home improvement	(1,108)	(786)	(2,168)	(1,467)
Commercial	—	—	(1,584)	—
Medallion	—	(12,791)	(75)	(13,905)
Total charge-offs	(6,182)	(16,249)	(13,968)	(23,097)
Recoveries
Recreation	3,615	3,588	7,125	6,057
Home improvement	585	558	1,144	990
Commercial	13	—	47	—
Medallion	2,676	1,922	3,639	3,112
Total recoveries	6,889	6,068	11,955	10,159
Net recoveries (charge-offs) (1)	707	(10,181)	(2,013)	(12,938)
Provision (benefit) for loan losses	7,759	(682)	10,999	2,336
Allowance for loan losses – ending balance (2)	$59,152	$46,946	$59,152	$46,946
(1)
As of June 30, 2022, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $252.1 million, some of which may represent collection opportunities for the Company.
(2)
As of June 30, 2022 and June 30, 2021, there were no allowance for loan losses and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of June 30, 2022 and December 31, 2021.

June 30, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$37,772	64%	3.44%	113.48%
Home improvement	9,234	16	1.75	27.74
Commercial	2,720	4	2.81	8.17
Medallion	9,426	16	66.61	28.32
Total	$59,152	100%	3.41%	177.71%

December 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$32,435	64%	3.37%	91.18%
Home improvement	7,356	15	1.68	20.68
Commercial	1,141	2	1.49	3.21
Medallion	9,234	19	65.74	25.96
Total	$50,166	100%	3.37%	141.03%

The following table presents total nonaccrual loans and foregone interest. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Total nonaccrual loans	$33,285	$35,571
Interest foregone quarter to date	536	466
Amount of foregone interest applied to principal in the quarter	104	114
Interest foregone year to date	1,224	1,620
Amount of foregone interest applied to principal for the year	216	432
Interest foregone life-to-date	2,877	3,623
Amount of foregone interest applied to principal life-to-date	1,110	942
Percentage of nonaccrual loans to gross loan portfolio	2%	2%
Percentage of allowance for loan losses to nonaccrual loans	178%	141%

The following tables present the performance status of loans as of June 30, 2022 and December 31, 2021.

June 30, 2022 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,091,093	$5,577	$1,096,670	0.51%
Home improvement	525,883	395	526,278	0.08
Commercial	83,411	13,517	96,928	13.95
Medallion	—	14,152	14,152	100.00
Strategic partnership	593	—	593	—
Total	$1,700,980	$33,641	$1,734,621	1.94%

December 31, 2021 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$955,763	$5,557	$961,320	0.58%
Home improvement	436,640	132	436,772	0.03
Commercial	60,366	16,330	76,696	21.29
Medallion	—	14,046	14,046	100.00
Strategic partnership	90	—	90	—
Total	$1,452,859	$36,065	$1,488,924	2.42%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of June 30, 2022 and December 31, 2021, all of which had an allowance recorded against the principal balance.

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$5,577	$5,577	$192	$5,557	$5,557	$188
Home improvement	395	395	7	132	132	2
Commercial	13,517	13,577	2,720	16,330	16,360	1,141
Medallion	14,152	15,202	9,426	14,046	14,958	8,837
Total nonperforming loans with an allowance	$33,641	$34,751	$12,345	$36,065	$37,007	$10,168

	Three Months Ended June 30,
	2022		2021
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$5,197	$119	$4,799	$180
Home improvement	396	—	74	—
Commercial	13,577	—	19,210	—
Medallion	16,095	—	18,517	—
Total nonperforming loans with an allowance	$35,265	$119	$42,600	$180

	Six Months Ended June 30,
	2022		2021
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$5,265	$223	$4,912	$323
Home improvement	388	—	75	—
Commercial	13,561	—	19,788	—
Medallion	16,798	—	18,568	—
Total nonperforming loans with an allowance	$36,012	$223	$43,343	$323

The following tables show the aging of all loans as of June 30, 2022 and December 31, 2021.

June 30, 2022	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$19,813	$7,453	$3,810	$31,076	$1,031,497	$1,062,573	$—
Home improvement	1,725	546	396	2,667	525,918	528,585	—
Commercial	1,765	—	74	1,839	95,089	96,928	—
Medallion	—	—	—	—	14,152	14,152	—
Strategic partnership	—	—	—	—	593	593	—
Total	$23,303	$7,999	$4,280	$35,582	$1,667,249	$1,702,831	$—
(1)
Excludes loan premiums of $0.2 million and $31.6 million of capitalized loan origination costs.

December 31, 2021	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$20,037	$6,569	$3,818	$30,424	$901,435	$931,859	$—
Home improvement	1,517	479	132	2,128	436,803	438,931	—
Commercial	1,795	—	74	1,869	74,827	76,696	—
Medallion	215	7,125	—	7,340	6,706	14,046	—
Strategic partnership	—	—	—	—	90	90	—
Total	$23,564	$14,173	$4,024	$41,761	$1,419,861	$1,461,622	$—
(1)
Excludes loan premiums of $0.5 million and $26.8 million of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 320% and 295% as of June 30, 2022 and December 31, 2021.

The following table shows the TDRs which the Company entered into during the three and six months ended June 30, 2022.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended June 30, 2022
Recreation loans	12	$147	$147
Medallion loans	—	—	—
Six months ended June 30, 2022
Recreation loans	22	$276	$276
Medallion loans	2	252	252

As of June 30, 2022, no medallion or commercial loans modified as TDRs in the previous 12 months were in default. As of June 30, 2022, 20 recreation loans modified as TDRs were in default and had an investment value of $0.2 million.

The following table shows the TDRs which the Company entered into during the three and six months ended June 30, 2021.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended June 30, 2021
Recreation loans	21	$302	$302
Medallion loans	2	256	256
Six months ended June 30, 2021
Recreation loans	39	$474	$468
Medallion loans	10	2,994	2,994

As of June 30, 2021, 43 medallion loans modified as TDRs in the previous 12 months were in default. As of June 30, 2021 37 recreation loans modified as TDRs in the previous 12 months were in default and had an investment value of $0.4 million.

The following tables show the activity of loan collateral in process of foreclosure, which relate only to the recreation and medallion loans, for the three and six months ended June 30, 2022 and 2021.

Three Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2022	$1,369	$32,465	$33,834
Transfer from loans, net	2,618	139	2,757
Sales	(2,146)	(1,999)	(4,145)
Cash payments received	—	(4,381)	(4,381)
Collateral valuation adjustments	(963)	(128)	(1,091)
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974

Six Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	5,529	268	5,797
Sales	(4,398)	(2,115)	(6,513)
Cash payments received	—	(7,253)	(7,253)
Collateral valuation adjustments	(1,973)	(514)	(2,487)
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974

Three Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2021	$970	$49,763	$50,733
Transfer from loans, net	2,980	3,933	6,913
Sales	(1,989)	(231)	(2,220)
Cash payments received	—	(3,146)	(3,146)
Collateral valuation adjustments	(1,079)	(2,162)	(3,241)
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039

Six Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	6,033	4,630	10,663
Sales	(4,288)	(231)	(4,519)
Cash payments received	—	(4,423)	(4,423)
Collateral valuation adjustments	(2,295)	(4,947)	(7,242)
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039

As of June 30, 2022, medallion loans in the process of foreclosure included 462 medallions in the New York City market, 335 medallions in the Chicago market, 61 medallions in the Newark market, and 47 medallions in other markets.

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Twelve Months Ending June 30,
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	June 30, 2022(1)	December 31, 2021(1)	Interest Rate (2)
Deposits (3)	$394,619	$347,548	$412,380	$131,077	$186,452	$—	$1,472,076	$1,253,288	1.46%
Privately placed notes	—	36,000	—	31,250	—	53,750	121,000	121,000	7.66
SBA debentures and borrowings	5,000	10,429	12,500	15,500	4,500	21,000	68,929	69,963	2.94
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	3.75
Total	$399,619	$393,977	$424,880	$177,827	$190,952	$107,750	$1,695,005	$1,477,251	2.00%
(1)
Excludes deferred financing costs of $7.4 million and $7.1 million as of June 30, 2022 and December 31, 2021.
(2)
Weighted average contractual rate as of June 30, 2022.
(3)
Balance excludes $1.0 million and $0.8 million of strategic partner reserve deposits as of June 30, 2022 and December 31, 2021.

(A) DEPOSITS

Substantially all deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. The Bank did not have any uninsured deposits as of June 30, 2022 and December 31, 2021. In October 2020, the Bank began to originate time deposits through an internet listing service. These deposits are from other financial institutions and, as of June 30, 2022 and December 31, 2021, the Bank had $8.7 million in listing service deposit balances. The following table presents the maturity of the deposit pools, which excludes strategic partner reserve deposits, as of June 30, 2022.

(Dollars in thousands)	June 30, 2022
Three months or less	$83,985
Over three months through six months	85,568
Over six months through one year	225,066
Over one year	1,077,457
Total deposits	$1,472,076

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

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which fee was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33.5 million in principal into a new loan by the SBA to FSVC in the principal amount of $34.0 million, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34.0 million. The SBA Loan bears interest at a rate of 3.25% and all remaining unpaid principal and interest are due on April 30, 2024, the maturity date. As of June 30, 2022, there were $9.5 million commitments available, and $68.9 million was outstanding, including $7.9 million under the SBA Note.

On July 31, 2020, MCI accepted a commitment from the SBA for $25.0 million in debenture financing. As part of the acceptance, MCI paid the SBA a 1% commitment fee. The commitment expires September 24, 2024. As of June 30, 2022, $15.5 million of the commitment had been drawn, including $8.5 million to replace debentures which matured in 2021 and $9.5 million remains drawable.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (2.29% at June 30, 2022) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the preferred securities were repurchased from a third-party investor. As of June 30, 2022, $33.0 million was outstanding on the preferred securities.

(E) COVENANT COMPLIANCE

From time to time the Company may enter into debt agreements which may contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including minimum net worth. As of June 30, 2022, the Company did not have any borrowing agreements that contained any such restrictions.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2027 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease costs	$590	$572	$1,179	$1,144
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	435	590	1,080	1,265
Right-of-use asset obtained in exchange for lease liability	(40)	(18)	(85)	(36)

The following table presents the breakout of the operating leases as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$10,156	$10,045
Other current liabilities	2,103	2,159
Operating lease liabilities	9,078	9,053
Total operating lease liabilities	11,181	11,212
Weighted average remaining lease term	5.9 years	5.4 years
Weighted average discount rate	5.54%	5.54%

At June 30, 2022, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2022	$1,259
2023	2,506
2024	2,526
2025	2,505
2026	2,440
Thereafter	2,502
Total lease payments	13,738
Less imputed interest	2,557
Total operating lease liabilities	$11,181

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Goodwill and other intangibles	$(43,637)	$(43,894)
Provision for loan losses	11,065	11,057
Net operating loss carryforwards (1)	4,661	12,167
Accrued expenses, compensation, and other assets	2,961	2,579
Unrealized gains on other investments	3,197	2,176
Total deferred tax liability	(21,753)	(15,915)
Valuation allowance	(2,295)	(2,295)
Deferred tax liability, net	$(24,048)	$(18,210)
(1)
As of June 30, 2022, the Company and its subsidiaries had an estimated $22.5 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $2.4 million as of June 30, 2022.

The components of our tax provision for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Current
Federal	$984	$795	$1,488	$795
State	447	100	769	270
Deferred
Federal	2,378	3,001	5,598	6,054
State	1,047	2,632	1,832	3,287
Net provision for income taxes	$4,856	$6,528	$9,687	$10,406

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Statutory Federal income tax provision at 21%	$4,130	$3,805	$7,529	$6,524
State and local income taxes, net of federal income tax	808	743	1,473	1,275
Change in state income tax accruals	—	1,833	—	1,833
Change in effective state income tax rates and accrual	—	1,399	—	1,369
Income attributable to non-controlling interest	—	(47)	—	(266)
Non deductible expenses	362	(385)	1,075	(213)
Other	(444)	(820)	(390)	(116)
Total income tax provision	$4,856	$6,528	$9,687	$10,406

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of June 30, 2022.

The Company has filed tax returns in many states and jurisdictions. Federal, New York State, New York City, and Utah tax filings of the Company for the tax years 2018 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 3,528,019 remained issuable as of June 30, 2022. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At June 30, 2022, 1,081,609 options on the Company’s common stock were outstanding under the Company’s plans, of which 552,381 options were exercisable. Additionally, there were 744,687 unvested shares under the Company’s restricted common stock plan, 0 unvested restricted stock units, and 60,391 vested restricted stock units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.50 per share for the six months ended June 30, 2022. The following assumption categories are used to determine the value of any option grants. There were no grants issued during the six months ended June 30, 2022.

	Six Months Ended June 30,
	2022	2021
Risk free interest rate	—	0.97%
Expected dividend yield	—	—
Expected life of option in years (1)	—	6.25
Expected volatility (2)	—	53.98%
(1)
Expected life is calculated using the simplified method.
(2)
We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2022 first and second quarters and the 2021 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2020 (2)	951,669	$2.14 - 12.55	$6.41
Granted	317,398	6.79	6.79
Cancelled	(113,310)	4.89 - 11.53	6.64
Exercised (1)	(44,070)	5.21 - 7.25	5.58
Outstanding at December 31, 2021	1,111,687	$2.14 - 12.55	$6.41
Granted	—	—	—
Cancelled	(4,783)	4.89 - 7.25	5.69
Exercised (1)	(23,192)	4.89 - 7.25	6.53
Outstanding at March 31, 2022 (2)	1,083,712	$2.14 - 12.55	$6.53
Granted	—	—	—
Cancelled	(2,103)	4.89 - 7.25	6.37
Exercised (1)	—	—	—
Outstanding at June 30, 2022 (2)	1,081,609	$2.14 - 12.55	$6.53
Options exercisable at:
December 31, 2021	320,922	$2.14 - 12.55	$6.53
June 30, 2022	552,381	$2.14 - 12.55	$6.54
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and less than $0.1 million for the three and six months ended June 30, 2022 and was $0.2 million for the year ended December 31, 2021.
(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2022 and the related exercise price of the underlying options, was $0.2 million for outstanding options and $0.1 million for exercisable options as of June 30, 2022. The remaining contractual life was 7.5 years for outstanding options and 7.1 years for exercisable options at June 30, 2022.

The following table presents the activity for the restricted stock programs for the 2022 first and second quarters and the 2021 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2020	416,140	$4.39 - 7.25	$6.24
Granted	258,120	6.79 - 8.40	7.38
Cancelled	(21,940)	4.89 - 7.25	5.98
Vested (1)	(158,994)	4.39 - 7.25	6.16
Outstanding at December 31, 2021(2)	493,326	$4.89 - 8.40	$6.87
Granted	383,925	7.68	7.68
Cancelled	(5,747)	4.89 - 8.40	7.33
Vested (1)	(126,234)	4.89 - 7.25	6.55
Outstanding at March 31, 2022(2)	745,270	$4.89 - 8.40	$7.34
Granted	—	—	—
Cancelled	(583)	4.89 - 8.40	7.58
Vested (1)	—	—	—
Outstanding at June 30, 2022(2)	744,687	$4.89 - 8.40	$7.34
(1)
The aggregate fair value of the restricted stock vested was $0 and $1.0 million for the three and six months ended June 30, 2022 and was $0 and $0.8 million for the three and six months ended June 30, 2021.
(2)
The aggregate fair value of the restricted stock was $4.8 million as of June 30, 2022. The remaining vesting period was 2.7 years at June 30, 2022.

During the three and six months ended June 30, 2022, the Company granted no restricted stock units (RSUs) and during the year ended December 31, 2021, granted 16,803 RSUs that vest on June 17, 2022 with a grant price of $8.87. For the RSUs granted in 2021, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of June 30, 2022, there were 60,391 RSUs outstanding, all of which were vested.

The following table presents the activity for the unvested options outstanding under the plans for the 2022 first and second quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2021	790,765	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(4,200)	4.89 - 7.25	5.48
Vested	(256,972)	4.89 - 7.25	6.55
Outstanding at March 31, 2022	529,593	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(365)	4.89 - 7.25	5.78
Vested	—	—	—
Outstanding at June 30, 2022	529,228	$4.89 - 7.25	$6.52

The intrinsic value of the options vested was $0 and $0.1 million for the three and six months ended June 30, 2022.

(9) SEGMENT REPORTING

The Company currently has five business segments, which include four lending and a non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are operated by the Bank and include loans in all fifty states. The highest concentrations of recreation loans are in Texas and Florida at 16% and 10% of loans outstanding and with no other states over 10% as of June 30, 2022. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 59%, 20%, and 13% of the segment portfolio as of June 30, 2022. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in roofs, swimming pools, and windows at 36%, 25%, and 12% of total home improvement loans outstanding, and with no other product lines over 10% as of June 30, 2022. The highest concentrations of home improvement loans are in Texas and Florida at 11% and 10% of loans outstanding and with no other states over 10% as of June 30, 2022. The commercial lending segment focuses on enterprise wide industries, including manufacturing services, and various other industries, and 47% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, substantially all of which are located in the New York City metropolitan area as of June 30, 2022.

Our corporate and other investments segment is a non-operating segment that includes items not allocated to our operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements. Additionally, through December 1, 2021, the date of disposition, the Company had another non-operating segment, RPAC, a race car team.

As part of segment reporting, capital ratios for all operating segments have been normalized as a percentage of consolidated total equity divided by total assets, with the net adjustment applied to corporate and other investments. In addition, the commercial segment primarily represents the mezzanine lending business, with certain legacy commercial loans (immaterial to total) allocated to corporate and other investments.

The following tables present segment data as of and for the three and six months ended June 30, 2022 and 2021.

Three Months Ended June 30, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income (loss)	$33,514	$10,587	$2,278		$231	$501	$47,111
Total interest expense	4,096	1,625	785		140	1,584	8,230
Net interest income (loss)	29,418	8,962	1,493		91	(1,083)	38,881
Provision (recoveries) for loan losses	6,674	1,697	1,879		(2,675)	184	7,759
Net interest income (loss) after loss provision	22,744	7,265	(386)		2,766	(1,267)	31,122
Other income (expense), net	(7,551)	(3,210)	3,263		(760)	(3,197)	(11,455)
Net income (loss) before taxes	15,193	4,055	2,877		2,006	(4,464)	19,667
Income tax (provision) benefit	(3,567)	(975)	(817)		(541)	1,044	(4,856)
Net income (loss) after taxes	$11,626	$3,080	$2,060		$1,465	$(3,420)	$14,811
Balance Sheet Data
Total loans, net	$1,058,898	$517,044	$94,208		$4,726	$593	$1,675,469
Total assets	1,072,356	521,931	103,643		31,258	382,943	2,112,131
Total funds borrowed	861,083	419,101	83,223		25,099	307,499	1,696,005
Selected Financial Ratios
Return on average assets	4.53%	2.49%	8.06%		17.05%	(3.56)%	2.63%
Return on average stockholders' equity	25.52	14.02	49.17		95.49	(20.01)	18.11
Interest yield	13.27	8.65	10.60		19.61	N/A	11.00
Net interest margin	11.65	7.33	6.95		7.78	N/A	9.07
Reserve coverage	3.44	1.75	2.81	(1)	66.61	N/A	3.41
Delinquency status(2)	0.36	0.07	0.08	(1)	—	N/A	0.25
Charge-off (recovery) ratio(4)	0.43	0.58	(0.00)	(3)	(232.80)	N/A	(0.18)
(1)
Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.
(4)
Negative balances indicate net recoveries for the period.

Six Months Ended June 30, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income (loss)	$64,650	$20,288	$4,208		$377	$891	$90,414
Total interest expense	7,697	2,967	1,507		293	3,141	15,605
Net interest income (loss)	56,953	17,321	2,701		84	(2,250)	74,809
Provision (recoveries) for loan losses	8,354	2,902	3,134		(3,544)	153	10,999
Net interest income (loss) after loss provision	48,599	14,419	(433)		3,628	(2,403)	63,810
Other income (expense), net	(14,371)	(6,106)	1,932		(1,566)	(7,847)	(27,958)
Net income (loss) before taxes	34,228	8,313	1,499		2,062	(10,250)	35,852
Income tax (provision) benefit	(9,248)	(2,246)	(405)		(557)	2,769	(9,687)
Net income (loss) after taxes	$24,980	$6,067	$1,094		$1,505	$(7,481)	$26,165
Balance Sheet Data
Total loans, net	$1,058,898	$517,044	$94,208		$4,726	$593	$1,675,469
Total assets	1,072,356	521,931	103,643		31,258	382,943	2,112,131
Total funds borrowed	861,083	419,101	83,223		25,099	307,499	1,696,005
Selected Financial Ratios
Return on average assets	5.04%	2.56%	2.15%		5.86%	(4.24)%	2.37%
Return on average stockholders' equity	27.27	13.87	12.21		30.74	(24.85)	15.93
Interest yield	13.29	8.72	10.28		16.07	N/A	11.04
Net interest margin	11.71	7.45	6.60		3.58	N/A	9.15
Reserve coverage	3.44	1.75	2.81	(1)	66.61	N/A	3.41
Delinquency status(2)	0.36	0.07	0.08	(1)	—	N/A	0.25
Charge-off (recovery) ratio(4)	0.44	0.62	3.75	(3)	(153.24)	N/A	0.26
(1)
Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.
(4)
Negative balances indicate net recoveries for the period.

Three Months Ended June 30, 2021	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income (loss)	$28,886	$8,228	$1,383		$(1,475)	$—	$353	$37,375
Total interest expense	2,863	1,143	716		2,524	34	604	7,884
Net interest income (loss)	26,023	7,085	667		(3,999)	(34)	(251)	29,491
Provision for loan losses	1,017	756	—		(2,943)	—	488	(682)
Net interest income (loss) after loss provision	25,006	6,329	667		(1,056)	(34)	(739)	30,173
Sponsorship and race winnings	—	—	—		—	4,345	—	4,345
Race team related expenses	—	—	—		—	(2,674)	—	(2,674)
Other income (expense), net	(7,455)	(2,638)	(69)		(1,157)	(1,862)	(543)	(13,724)
Net income (loss) before taxes	17,551	3,691	598		(2,213)	(225)	(1,282)	18,120
Income tax (provision) benefit	(4,519)	(951)	(150)		556	57	(1,521)	(6,528)
Net income (loss) after taxes	$13,032	$2,740	$448		$(1,657)	$(168)	$(2,803)	$11,592
Balance Sheet Data
Total loans net	$855,900	$362,370	$66,236		$5,764	$—	$3,351	$1,293,621
Total assets	868,709	375,189	90,563		101,205	31,877	272,204	1,739,747
Total funds borrowed	712,777	295,887	72,450		80,959	8,016	212,020	1,382,109
Selected Financial Ratios
Return on average assets	6.24%	3.04%	2.36%		(6.10)%	(1.05)%	(3.85)%	2.43%
Return on average equity	31.19	15.19	11.78		(30.51)	(39.70)	(1.95)	12.90
Interest yield	14.03	9.48	9.16		(70.71)	N/A	N/A	11.17
Net interest margin	12.64	8.16	4.42		(189.15)	N/A	N/A	8.84
Reserve coverage	3.42	1.60	—	(1)	65.11	N/A	N/A	3.50
Delinquency status(2)	0.32	0.02	0.11	(1)	—	N/A	N/A	0.22
Charge-off (recovery) ratio(4)	(0.44)	0.26	—	(3)	513.86	N/A	N/A	3.28
(1)
Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.
(4)
Negative balances indicate net recoveries for the period.

Six Months Ended June 30, 2021	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income (loss)	$56,328	$16,146	$2,865		$(1,544)	$—	$660	$74,455
Total interest expense	5,657	2,351	1,288		3,894	75	3,027	16,292
Net interest income (loss)	50,671	13,795	1,577		(5,438)	(75)	(2,367)	58,163
Provision for loan losses	4,630	1,206	—		(3,987)	—	487	2,336
Net interest income (loss) after loss provision	46,041	12,589	1,577		(1,451)	(75)	(2,854)	55,827
Sponsorship and race winnings	—	—	—		—	6,818	—	6,818
Race team related expenses	—	—	—		—	(4,796)	—	(4,796)
Other income (expense), net	(12,918)	(4,552)	(529)		(3,301)	(3,623)	(1,858)	(26,781)
Net income (loss) before taxes	33,123	8,037	1,048		(4,752)	(1,676)	(4,712)	31,068
Income tax (provision) benefit	(8,529)	(2,070)	(263)		1,193	421	(1,158)	(10,406)
Net income (loss) after taxes	$24,594	$5,967	$785		$(3,559)	$(1,255)	$(5,870)	$20,662
Balance Sheet Data
Total loans net	$855,900	$362,370	$66,236		$5,764	$—	$3,351	$1,293,621
Total assets	868,709	375,189	90,563		101,205	31,877	272,204	1,739,747
Total funds borrowed	712,777	295,887	72,450		80,959	8,016	212,020	1,382,109
Selected Financial Ratios
Return on average assets	6.06%	3.39%	1.95%		(6.29)%	(7.72)%	(4.08)%	2.08%
Return on average equity	30.32	16.96	9.77		(31.44)	(244.87)	(30.46)	11.09
Interest yield	14.18	9.56	9.66		(30.90)	N/A	N/A	11.50
Net interest margin	12.76	8.17	5.32		(108.84)	N/A	N/A	9.01
Reserve coverage	3.42	1.60	—	(1)	65.11	N/A	N/A	3.50
Delinquency status(2)	0.32	0.02	0.11	(1)	—	N/A	N/A	0.22
Charge-off (recovery) ratio	0.12	0.99	—	(3)	216.01	N/A	N/A	2.15
(1)
Ratio is based on total commercial lending balances, and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.
(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers for either a one-, two-, three- or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year of each five-year term, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. Typically, the contracts with a one- or two-year term will renew for new one- or two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one or two-year term (as applicable); however, there is currently one agreement that renews after two years for additional one-year terms and one agreement with a three-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

Employment agreements expire at various dates through 2026, with future minimum payments under these agreements of approximately $13.9 million.

(B) OTHER COMMITMENTS

As of June 30, 2022, the Company had one commitment to extend credit of up to $1.8 million with an expiration date of January 1, 2025. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

(C) SEC LITIGATION

On December 29, 2021, the SEC filed a civil complaint in the U.S. District Court for the Southern District of New York against the Company and its President and Chief Operating Officer alleging certain violations of the antifraud, books and records, internal controls and anti-touting provisions of the federal securities laws. The litigation relates to certain issues that occurred during the period 2015 to 2017, including (i) the Company’s retention of third parties in 2015 and 2016 concerning posting information about the Company on certain financial websites and (ii) the Company’s financial reporting and disclosures concerning certain assets, including Medallion Bank, in 2016 and 2017, a period when the Company had previously reported as a business development company (BDC) under the Investment Company Act of 1940. Since April 2018, the Company does not report as a BDC, and has not worked with such third parties since 2016. The Company does not expect to change previously reported financial results. The Company filed a motion to dismiss the complaint on March 22, 2022, the SEC filed an amended complaint on April 26, 2022 and the Company filed a motion to dismiss the amended complaint on August 5, 2022.

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

Jeffrey Rudnick, the son of one of the Company’s directors, serves as the Company’s Senior Vice President at a salary of $239,000 per year, an increase from $195,000 per year in 2021. Mr. Rudnick received an annual cash bonus of $75,000 and $32,500 as well as an equity bonus in the amount of $45,019 and $30,000, during the six months ended June 30, 2022 and 2021.

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

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2022 and December 31, 2021, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$126,330	$126,330	$124,484	$124,484
Equity investments	10,942	10,942	9,726	9,726
Investment securities	50,358	50,358	44,772	44,772
Loans receivable	1,675,469	1,675,469	1,438,758	1,438,758
Accrued interest receivable (2)	11,534	11,534	10,621	10,621
Equity securities(3)	1,796	1,796	1,950	1,950
Financial liabilities
Funds borrowed	1,696,005	1,696,005	1,478,001	1,478,001
Accrued interest payable (2)	3,548	3,548	3,395	3,395
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million in interest bearing deposits categorized as level 2 as of June 30, 2022 and December 31, 2021. See Note 13.
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

As required by FASB ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a level 3 fair value measurement may include inputs that are observable (levels 1 and 2) and unobservable (level 3). Therefore, gains and losses for such assets and liabilities categorized within the level 3 table below may include changes in fair value that are attributable to both observable inputs (levels 1 and 2) and unobservable inputs (level 3).

Assets and liabilities measured at fair value, recorded on the consolidated balance sheets, are categorized based on the inputs to the valuation techniques as follows:

Level 1. Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

June 30, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	50,358	—	50,358
Equity securities	1,796	—	—	1,796
Total(1)	$1,796	$51,608	$—	$53,404
(1)
Total unrealized losses of $1.4 million and $3.1 million, net of tax, was included in accumulated other comprehensive loss for the three and six months ended June 30, 2022 related to these assets.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021.

June 30, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,942	$10,942
Impaired loans	—	—	33,285	33,285
Loan collateral in process of foreclosure	—	—	26,974	26,974
Total	$—	$—	$71,201	$71,201

December 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,726	$9,726
Impaired loans	—	—	35,571	35,571
Loan collateral in process of foreclosure	—	—	37,430	37,430
Total	$—	$—	$82,727	$82,727

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Fair Value at June 30, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$10,669	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	33,285	Market approach	Historical and actual loss experience	0.00% - 5.52%
				60% of balance
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	26,974	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$1.8 - 34.2
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

(15) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to June 30, 2022 through the date of financial statement issuance. As of such date, there were no subsequent events that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and six months ended June 30, 2022 and the year ended December 31, 2021. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary, that originates consumer loans for the purchase of recreational vehicles, boats, motorcycles, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of June 30, 2022, our consumer loans represented 94% of our gross loan portfolio, and commercial loans represented 6%. Total assets were $2.1 billion and $1.9 billion as of June 30, 2022 and December 31, 2021.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, including bank certificates of deposit issued to customers, debentures issued to and guaranteed by the SBA, privately placed notes, and preferred securities. Net interest income fluctuates with changes in the yield on our loan portfolios and changes in the cost of borrowed funds, as well as changes in the amount of interest-earning assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities. We continue to monitor global supply chain disruptions, gas prices, labor shortages, unemployment, and other factors contributing to U.S. inflation.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At June 30, 2022, we identified our policies on the allowance for loan loss, goodwill and intangible assets, and deferred taxes, to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2021, and there have been no material changes in such policies and estimates since the date of such report.

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements, or Topic 205: Depository and Lending, or Topic 942: and Financial Services – Investment Companies, or Topic 946: Measurement of Credit Losses on Financial Instruments, or ASU 2021-06. This new standard amends certain SEC paragraphs from the Codification in response to the issuance of SEC Final Rule No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses and SEC Rule No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. We have assessed the impact the update and determined it does not have a material impact on our financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The main objective of this new standard is to amend ASU 2016-13 in response to feedback received from the post-implementation review process. The amendments update ASU 2016-13 to require that an entity measure and record the lifetime expected credit losses on an asset upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (TDRs) have been incorporated into the allowance for credit losses. The amendments also require the disclosure of current period gross write-offs, by year of origination, for financing receivables. ASU 2022-02 is effective upon the adoption of ASU 2016-13. We are assessing the impact the update will have on our financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement, or Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2016-13. This new standard clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. We have assessed the impact the update and determined it does not have a material impact on our financial statements.

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

COVID-19

In March 2020, in response to the COVID-19 pandemic, we adjusted the payment policies and procedures with our consumer and medallion businesses, and allowed borrowers to defer payments up to 180 days. As of June 30, 2022, no consumer or medallion loans remained on deferral related to COVID-19. For our medallion portfolio, we determined that anticipated payment activity on our medallion portfolio was impossible to quantify upon the end of the deferral moratorium, and therefore all medallion loans were deemed impaired, placed on nonaccrual status, and written down to each market’s net collateral value in the 2020 third quarter, with additional write-offs taken during 2021. We will continue to monitor our medallion portfolio and related assets, which may result in additional write-downs, charge-offs or impairments.

In addition to modifying payment policies, we have taken steps to accommodate remote work and implemented several cost-cutting measures, such as reducing employee headcount at our parent company, Medallion Financial Corp., and closing satellite offices in Long Island City, New York; Chicago, Illinois; and Boston, Massachusetts.

With COVID-19 continuing and new variants emerging, the potential future effects of COVID-19 on our consumer loan portfolio and consumer businesses remain uncertain, and we could suffer potential losses on our consumer loan portfolios as a result of the effects on the ability of our borrowers to repay their loans as well as on the economy and on demand for our loans.

AVERAGE BALANCES AND RATES

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$4,278	$40	3.75%	$2,993	$14	1.88%
Federal funds sold	74,285	88	0.48	48,557	4	0.03
Investment securities	47,705	281	2.36	44,119	225	2.05
Loans
Recreation	1,013,037	33,515	13.27	825,695	28,877	14.03
Home improvement	490,662	10,588	8.66	348,066	8,228	9.48
Commercial	86,455	2,338	10.85	63,855	1,516	9.52
Medallion	4,633	232	20.09	8,480	(1,495)	(70.71)
Strategic partnerships	373	29	31.18	60	6	40.11
Total loans	1,595,160	46,702	11.74	1,246,156	37,132	11.95
Total interest-earning assets	1,721,428	47,111	11.00	1,341,825	37,375	11.17
Non-interest-earning assets
Cash	41,820			45,257
Equity investments	10,762			9,714
Loan collateral in process of foreclosure(1)	30,806			50,678
Goodwill and intangible assets	173,744			201,354
Other assets	45,899			45,846
Total non-interest-earning assets	303,031			352,849
Total assets	$2,024,459			$1,694,674
Interest-bearing liabilities
Deposits	$1,386,967	$4,912	1.42%	$1,104,935	$4,465	1.62%
Retail and privately placed notes	121,000	2,507	8.31	125,744	2,592	8.27
SBA debentures and borrowings	69,407	561	3.24	60,763	509	3.36
Preferred securities	33,000	250	3.04	33,000	191	2.32
Notes payable to banks	—	—	—	9,570	94	3.94
Other borrowings	—	—	—	8,558	33	1.55
Total interest-bearing liabilities	1,610,374	8,230	2.05	1,342,570	7,884	2.36
Non-interest-bearing liabilities
Deferred tax liability	21,648			5,835
Other liabilities (2)	28,748			26,982
Total non-interest-bearing liabilities	50,396			32,817
Total liabilities	1,660,770			1,375,387
Non-controlling interest	69,166			72,489
Total stockholders’ equity	294,523			246,798
Total liabilities and stockholders’ equity	$2,024,459			$1,694,674
Net interest income		$38,881			$29,491
Net interest margin			9.07%			8.84%
(1)
Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $7.7 million and $9.3 million as of June 30, 2022 and 2021.
(2)
Includes deferred financing costs of $7.4 million and $7.1 million as of June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$4,277	$86	4.05%	$3,198	$32	2.02%
Federal funds sold	67,103	103	0.31	43,274	9	4.19
Investment securities	45,926	500	2.20	43,797	427	1.97
Loans
Recreation	980,673	64,650	13.29	801,074	56,319	14.18
Home improvement	469,125	20,288	8.72	340,655	16,146	9.56
Commercial	82,581	4,366	10.66	63,078	3,076	9.83
Medallion	4,690	378	16.25	10,075	(1,564)	31.30
Strategic partnerships	283	43	30.64	41	10	49.18
Total loans	1,537,352	89,725	11.77	1,214,923	73,987	12.28
Total interest-earning assets	1,654,658	90,414	11.04	1,305,192	74,455	11.50
Non-interest-earning assets
Cash	48,842			51,219
Equity investments	10,461			9,666
Loan collateral in process of foreclosure(1)	33,114			52,307
Goodwill and intangible assets	173,925			201,534
Other assets	45,219			45,642
Total non-interest-earning assets	311,561			360,368
Total assets	$1,966,219			$1,665,560
Interest-bearing liabilities
Deposits	$1,332,971	$9,066	1.37%	$1,077,260	$9,176	1.72%
Retail and privately placed notes	121,000	5,005	8.34	120,450	5,224	8.75
SBA debentures and borrowings	69,604	1,084	3.14	62,654	1,081	3.48
Preferred securities	33,000	450	2.75	33,000	356	3.91
Notes payable to banks	—	—	—	18,378	380	2.32
Other borrowings	—	—	—	8,619	75	1.75
Total interest-bearing liabilities	1,556,575	15,605	2.02	1,320,361	16,292	2.49
Non-interest-bearing liabilities
Deferred tax liability	20,052			3,575
Other liabilities (2)	27,521			27,521
Total non-interest-bearing liabilities	47,573			31,096
Total liabilities	1,604,148			1,351,457
Non-controlling interest	69,220			72,833
Total stockholders’ equity	292,851			241,270
Total liabilities and stockholders’ equity	$1,966,219			$1,665,560
Net interest income		$74,809			$58,163
Net interest margin			9.15%			9.01%

(1)
Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $7.7 million and $9.3 million as of June 30, 2022 and 2021.
(2)
Includes deferred financing costs of $7.4 million and $7.1 million as of June 30, 2022 and 2021.

RATE/VOLUME ANALYSIS

During the quarter, our net loans receivable had a yield of 11.74% (compared to 11.95% in the prior year’s second quarter), with the yield driven by our recreation, home improvement and commercial loans. The 21 basis point decrease from the prior year’s second quarter is attributable to our changing mix of loans, mainly driven by the growth in the home improvement loans, which have a lower coupon than our recreation and commercial loans. Our debt, a significant component being certificates of deposit, funds our growing lending businesses. Despite the current year increase in interest rates, our average interest cost during the quarter of 2.05% decreased 21 basis points from the prior year second quarter, primarily reflecting the decreasing rates for certificate of deposits issued during 2021 compared to maturing older deposits which bore a higher cost. During the year to date period, our net loans receivable had a yield of 11.77% (compared to 12.28% in the prior year’s second quarter), the decrease similarly driven by the changing mix of our loans, mainly driven by the growth in the home improvement loan portfolio. Similar to the quarter, despite the current year increase in interest rates, our average interest cost during the year to date period of 2.02% decreased 47 basis points from the prior year period, primarily reflecting the decreasing rates for certificate of deposits issued during 2021 compared to maturing older deposits which bore a higher cost, and to a lesser extent the repayment of retail notes in the prior year, which carried a higher rate of interest when compared to privately placed notes issued in the prior year.

The following tables present the change in interest income and expense due to changes in the average balances (volume) and average yield/cost, calculated for the periods indicated.

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$44	$66	$110	$(443)	$450	$7
Investment securities	21	35	56	(15)	(11)	(26)
Loans
Recreation	6,198	(1,560)	4,638	3,264	(1,616)	1,648
Home improvement	3,077	(717)	2,360	2,019	(117)	1,902
Commercial	611	211	822	(157)	(105)	(262)
Medallion	(193)	1,920	1,727	14,903	(16,391)	(1,488)
Strategic partnerships	24	(1)	23	5	1	6
Total loans	$9,717	$(147)	$9,570	$20,034	$(18,228)	$1,806
Total interest-earning assets	$9,782	$(46)	$9,736	$19,576	$(17,789)	$1,787
Interest-bearing liabilities
Deposits	$999	$(552)	$447	$124	$(1,579)	$(1,455)
Retail and privately placed notes	(98)	13	(85)	(96)	(51)	(147)
SBA debentures and borrowings	70	(18)	52	(221)	27	(194)
Notes payable to banks	—	(94)	(94)	1,162	(254)	908
Preferred securities	—	59	59	1	(57)	(56)
Other borrowings	—	(33)	(33)	3	(10)	(7)
Total interest-bearing liabilities	$971	$(625)	$346	$973	$(1,924)	$(951)
Net	$8,811	$579	$9,390	$18,603	$(15,865)	$2,738

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$66	$82	$148	$26	$(104)	$(78)
Investment securities	23	50	73	46	(201)	(155)
Loans
Recreation	11,840	(3,509)	8,331	5,898	(3,142)	2,756
Home improvement	5,556	(1,414)	4,142	3,903	30	3,933
Commercial	1,031	259	1,290	(149)	(433)	(582)
Medallion	(434)	2,376	1,942	15,363	(17,922)	(2,559)
Strategic partnerships	37	(4)	33	10	—	10
Total loans	$18,030	$(2,292)	$15,738	$25,025	$(21,467)	$3,558
Total interest-earning assets	$18,119	$(2,160)	$15,959	$25,097	$(21,772)	$3,325
Interest-bearing liabilities
Deposits	$1,739	$(1,849)	$(110)	$1,328	$(4,013)	$(2,685)
Retail and privately placed notes	23	(242)	(219)	(127)	(135)	(262)
SBA debentures and borrowings	108	(105)	3	(243)	(25)	(268)
Notes payable to banks	—	(356)	(356)	2,195	(337)	1,858
Preferred securities	—	70	70	65	(246)	(181)
Other borrowings	—	(75)	(75)	7	(12)	(5)
Total interest-bearing liabilities	$1,870	$(2,557)	$(687)	$3,225	$(4,768)	$(1,543)
Net	$16,249	$397	$16,646	$21,872	$(17,004)	$4,868

During the three and six months ended June 30, 2022, the increase in the interest earning assets was mainly driven by the increase in volume of consumer loans, even as the yield on these loans declined. The increase in debt similarly was driven by the increase in the borrowings, mainly driven by deposits, which are used to fund our growing loan portfolio.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, privately placed notes, fixed-rate, long-term debentures issued to the SBA, and have, in the past, included credit facilities with banks and other short-term notes payable. The Bank issues brokered time certificates of deposit, which are our lowest borrowing costs. The Bank is able to bid on these deposits at a variety of maturity options, which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The tables above show the average borrowings and related borrowing costs for the three and six months ended June 30, 2022 and 2021.

We continue to seek SBA funding through Medallion Capital, Inc., to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25.0 million commitment from the SBA. At June 30, 2022 and 2021, adjustable rate debt constituted just 2% and 3% of total debt.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which are amortized to interest income over the life of the loan. During the three and six months ended June 30, 2022, there was continued growth in the consumer lending segments along with recoveries in the medallion segment, which was partly offset by consumer and medallion charge-offs during the period, the continuing of loans aged over 120 days transferred to loan collateral in process of foreclosure and payments received from borrowers.

Three Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2022	$1,004,091	$473,408	$77,867	$13,849	$226	$1,569,441
Loan originations	170,207	105,172	19,272	472	9,830	304,953
Principal payments, sales, maturities, and recoveries	(73,114)	(51,006)	(386)	(30)	(9,463)	(133,999)
Charge-offs	(5,074)	(1,108)	—	—	—	(6,182)
Transfer to loan collateral in process of foreclosure, net	(2,618)	—	—	(139)	—	(2,757)
Amortization of origination costs	(2,931)	380	—	—	—	(2,551)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	6,169	(478)	—	—	—	5,691
Paid-in-kind interest	—	—	175	—	—	175
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621

Six Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	284,613	194,992	23,672	564	14,839	518,680
Principal payments, sales, maturities, and recoveries	(138,230)	(103,170)	(2,203)	(115)	(14,336)	(258,054)
Charge-offs	(10,141)	(2,168)	(1,584)	(75)	—	(13,968)
Transfer to loan collateral in process of foreclosure, net	(5,529)	—	—	(268)	—	(5,797)
Amortization of origination costs	(5,370)	700	—	—	—	(4,670)
Amortization of loan premium	(120)	(180)	—	—	—	(300)
FASB origination costs, net	10,127	(668)	—	—	—	9,459
Paid-in-kind interest	—	—	347	—	—	347
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621

Three Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2021	$822,932	$342,121	$58,854	$35,250	$58	$1,259,215
Loan originations	134,467	62,992	11,059	—	2,426	210,944
Principal payments, sales, maturities, and recoveries	(67,084)	(36,171)	(564)	(467)	(2,414)	(106,700)
Charge-offs	(2,672)	(786)	—	(12,791)	—	(16,249)
Transfer to loan collateral in process of foreclosure, net	(2,980)	—	—	(3,933)	—	(6,913)
Amortization of origination costs	(2,477)	410	—	—	—	(2,067)
Amortization of loan premium	(60)	(90)	—	(1,545)	—	(1,695)
FASB origination costs, net	4,080	(219)	1	—	—	3,862
Paid-in-kind interest	—	—	170	—	—	170
Gross loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567

Six Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	228,317	111,051	15,216	—	4,370	358,954
Principal payments, sales, maturities, and recoveries	(123,043)	(75,807)	(11,541)	(1,102)	(4,324)	(215,817)
Charge-offs	(7,725)	(1,467)	—	(13,905)	—	(23,097)
Transfer to loan collateral in process of foreclosure, net	(6,033)	—	—	(4,630)	—	(10,663)
Amortization of origination costs	(4,639)	907	11	(2)	—	(3,723)
Amortization of loan premium	(101)	(166)	—	(1,615)	—	(1,882)
FASB origination costs, net	6,744	(294)	12	—	—	6,462
Paid-in-kind interest	—	—	495	—	—	495
Gross loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567

The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of June 30, 2022.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$34,927	$207,242	$1,321,917	$133,685	$1,697,771
Recreation	2,302	104,962	937,422	13,419	1,058,105
Home improvement	17,209	26,932	364,179	120,266	528,586
Commercial	12,498	64,114	20,316	—	96,928
Medallion	2,918	11,234	—	—	14,152
Adjustable-rate	$3,436	$1,032	$—	$—	$4,468
Recreation	3,436	1,032	—	—	4,468
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Medallion	—	—	—	—	—
Total loans(1)	$38,363	$208,274	$1,321,917	$133,685	$1,702,239
(1)
Excludes strategic partnership loans.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Our methodology to calculate the general reserve portion of the allowance includes the use of quantitative and qualitative factors. We initially determine an allowance based on quantitative loss factors for loans evaluated collectively for impairment. The quantitative loss factors are based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Qualitative loss factors are used to modify the reserve determined by the quantitative factors and are designed to account for losses that may not be included in the quantitative calculation according to management’s best judgment. If our qualitative loss factor rates were to increase 50 basis points, our recreation and home improvement general reserve would increase by $5.3 million and $2.6 million, respectively. Likewise, if our qualitative loss factor rates were to decrease 50 basis points, our recreation and home improvement general reserve would decrease by $5.3 million and $2.6 million, respectively. Performing loans are recorded at book value and the general reserve maintained to absorb expected losses consistent with GAAP.

For medallion loans, during the three and six months ended June 30, 2022, we continued to utilize a value of $79,500 for New York City taxi medallions in determining loan loss allowances, despite reported transfer prices exceeding that level at various points during the period, as we continue to deem the entire medallion portfolio as impaired.

The following table sets forth the activity in the allowance for loan losses for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Allowance for loan losses – beginning balance	$50,686	$57,809	$50,166	$57,548
Charge-offs
Recreation	(5,074)	(2,672)	(10,141)	(7,725)
Home improvement	(1,108)	(786)	(2,168)	(1,467)
Commercial	—	—	(1,584)	—
Medallion	—	(12,791)	(75)	(13,905)
Total charge-offs	(6,182)	(16,249)	(13,968)	(23,097)
Recoveries
Recreation	3,615	3,588	7,125	6,057
Home improvement	585	558	1,144	990
Commercial	13	—	47	—
Medallion	2,676	1,922	3,639	3,112
Total recoveries	6,889	6,068	11,955	10,159
Net charge-offs (recoveries) (1)	707	(10,181)	(2,013)	(12,938)
Provision for loan losses	7,759	(682)	10,999	2,336
Allowance for loan losses – ending balance (2)	$59,152	$46,946	$59,152	$46,946
(1)
As of June 30, 2022, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $252.1 million, some of which may represent collection opportunities for us.
(2)
As of June 30, 2022, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of June 30, 2022 and December 31, 2021.

June 30, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$37,772	64%	3.44%	113.48%
Home improvement	9,234	16	1.75	27.74
Commercial	2,720	4	2.81	8.17
Medallion	9,426	16	66.61	28.32
Total	$59,152	100%	3.41%	177.71%

December 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$32,435	64%	3.37%	91.18%
Home improvement	7,356	15	1.68	20.68
Commercial	1,141	2	1.49	3.21
Medallion	9,234	19	65.74	25.96
Total	$50,166	100%	3.37%	141.03%

As of June 30, 2022, the total allowance rate for loan losses increased 4 basis points from December 31, 2021, with the actual allowance increasing 18%, reflecting the overall increase in size of the loan portfolio. For recreation and home improvement loans, as of June 30, 2022 the allowances exclude $2.1 million and $0.2 million of loan loss allowances which have been netted within loans as a result of the consolidation of Medallion Bank.

For the recreation loan portfolio, the process to repossess the collateral is typically started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off in full. If the collateral is repossessed, a loss is recorded to write the collateral down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a recovery. Proceeds collected on charged off accounts are recorded as recoveries. All collection, repossession, and recovery efforts are handled on behalf of the Bank by the contracted servicer.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$3,810	0.2%	$3,818	0.3%
Home improvement	396	*	132	*
Commercial	74	*	74	*
Total loans 90 days or more past due	$4,280	0.3%	$4,024	0.3%

(*) Less than 0.1%

(1)
Percentages are calculated against the total loan portfolio.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 320% and 295% as of June 30, 2022 and December 31, 2021.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three months ended June 30, 2022 and 2021.

Three Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2022	$1,369	$32,465	$33,834
Transfer from loans, net	2,618	139	2,757
Sales	(2,146)	(1,999)	(4,145)
Cash payments received	—	(4,381)	(4,381)
Collateral valuation adjustments	(963)	(128)	(1,091)
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974

Six Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	5,529	268	5,797
Sales	(4,398)	(2,115)	(6,513)
Cash payments received	—	(7,253)	(7,253)
Collateral valuation adjustments	(1,973)	(514)	(2,487)
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974

Three Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2021	$970	$49,763	$50,733
Transfer from loans, net	2,980	3,933	6,913
Sales	(1,989)	(231)	(2,220)
Cash payments received	—	(3,146)	(3,146)
Collateral valuation adjustments	(1,079)	(2,162)	(3,241)
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039

Six Months Ended June 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	6,033	4,630	10,663
Sales	(4,288)	(231)	(4,519)
Cash payments received	—	(4,423)	(4,423)
Collateral valuation adjustments	(2,295)	(4,947)	(7,242)
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039

As of June 30, 2022, medallion loans in the process of foreclosure included 462 medallions in the New York City market, 335 medallions in the Chicago market, 61 medallions in the Newark market, and 47 medallions in other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for non-operating segments; RPAC and corporate and other investments. As mentioned earlier, the Company disposed of its investment in RPAC on December 1, 2021 and, as a result, all presented segment results are through such date. For information related to RPAC, refer to our 2021 Form 10-K. All results are for the three and six months ended June 30, 2022 and 2021.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 71% and 72% of our interest income for the three and six months ended June 30, 2022, and 77% for the three and six months ended June 30, 2021. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 59% of the portfolio, boat loans making up 20% of the portfolio, and trailer loans 13% as of June 30, 2022, compared to 60%, 20% and 10% as of June 30, 2021. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Florida, and California at 16%, 10%, and 9% of loans outstanding, compared to 16%, 9%, and 10% as of June 30, 2021, and with no other states over 10%.

During the three and six months ended June 30, 2022, the recreation portfolio grew, with the interest yield in both periods decreasing from the prior year periods as a result of the change in portfolio mix toward higher credit quality but lower yielding assets. Additionally, reserve rates increased 2 basis points from June 30, 2021, an insignificant change as we continue to see delinquencies and net charge-offs at near historic lows.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Selected Earnings Data
Total interest income	$33,514	$28,886	$64,650	$56,328
Total interest expense	4,096	2,863	7,697	5,657
Net interest income	29,418	26,023	56,953	50,671
Provision for loan losses	6,674	1,017	8,354	4,630
Net interest income after loss provision	22,744	25,006	48,599	46,041
Total other expense, net	(7,551)	(7,455)	(14,371)	(12,918)
Net income before taxes	15,193	17,551	34,228	33,123
Income tax provision	(3,567)	(4,519)	(9,248)	(8,529)
Net income after taxes	$11,626	$13,032	$24,980	$24,594
Balance Sheet Data
Total loans, gross			$1,096,670	$886,206
Total loan allowance			37,772	30,306
Total loans, net			1,058,898	855,900
Total assets			1,072,356	868,709
Total borrowings			861,083	712,777
Selected Financial Ratios
Return on average assets	4.53%	6.24%	5.04%	6.06%
Return on average equity	25.52	31.19	27.27	30.32
Interest yield	13.27	14.03	13.29	14.18
Net interest margin	11.65	12.64	11.71	12.76
Reserve coverage	3.44	3.42	3.44	3.42
Delinquency status (1)	0.36	0.32	0.36	0.32
Charge-off (recovery) ratio(2)	0.43	(0.44)	0.44	0.12
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment is a consumer finance business that works with contractors and financial service providers to finance home improvements and is concentrated in roofs, swimming pools, and windows at 36%, 25%, and 12% of total loans outstanding as of June 30, 2022, as compared to 29%, 27%, and 12% as of June 30, 2021, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas and Florida at 11% and 10% of loans outstanding June 30, 2022, compared to 11% and 10% as of June 30, 2021, with no other states over 10%.

During the three and six months ended June 30, 2022, the home improvement lending segment grew substantially with loans increasing 42% from the prior year. Reserve rates increased 15 basis points from a year ago. The interest yield was 8.65% and 8.72% for the three and six months ended June 30, 2022, compared to 9.48% and 9.56% for the three and six months ended June 30, 2021.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Selected Earnings Data
Total interest income	$10,587	$8,228	$20,288	$16,146
Total interest expense	1,625	1,143	2,967	2,351
Net interest income	8,962	7,085	17,321	13,795
Provision for loan losses	1,697	756	2,902	1,206
Net interest income after loss provision	7,265	6,329	14,419	12,589
Other income (expense), net	(3,210)	(2,638)	(6,106)	(4,552)
Net income before taxes	4,055	3,691	8,313	8,037
Income tax provision	(975)	(951)	(2,246)	(2,070)
Net income after taxes	$3,080	$2,740	$6,067	$5,967
Balance Sheet Data
Total loans, gross			$526,278	$368,257
Total loan allowance			9,234	5,887
Total loans, net			517,044	362,370
Total assets			521,931	375,189
Total borrowings			419,101	295,887
Selected Financial Ratios
Return on average assets	2.49%	3.04%	2.56%	3.39%
Return on average equity	14.02	15.19	13.87	16.96
Interest yield	8.65	9.48	8.72	9.56
Net interest margin	7.33	8.16	7.45	8.17
Reserve coverage	1.75	1.60	1.75	1.60
Delinquency status (1)	0.07	0.02	0.07	0.02
Charge-off (recovery) ratio	0.58	0.26	0.62	0.99
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 47% of which are located in the Midwest region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing, wholesale trade, administrative and support services, and construction making up 53%, 11%, 11%, and 10% of the loans outstanding as of June 30, 2022.

During 2022, the commercial portfolio continued to grow, with $19.3 million of new originations in the quarter and $23.7 million of new originations in the six months. Additionally, reserve rates reflected specific reserves on aged investments.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2022 and 2021. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments. The commercial segment increased in the current year as originations exceeded repayments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Selected Earnings Data
Total interest income	$2,278	$1,383	$4,208	$2,865
Total interest expense	785	716	1,507	1,288
Net interest income	1,493	667	2,701	1,577
Provision for loan losses	1,879	—	3,134	—
Net interest (expense) income after loss provision	(386)	667	(433)	1,577
Other income (expense), net	3,263	(69)	1,932	(529)
Net income (loss) before taxes	2,877	598	1,499	1,048
Income tax (provision) benefit	(817)	(150)	(405)	(263)
Net (loss) income after taxes	$2,060	$448	$1,094	$785
Balance Sheet Data
Total loans, gross			$96,928	$66,236
Total loan allowance			2,720	—
Total loans, net			94,208	66,236
Total assets			103,643	90,563
Total borrowings			83,223	72,450
Selected Financial Ratios
Return on average assets	8.06%	2.36%	2.15%	1.95%
Return on average equity	49.17	11.78	12.21	9.77
Interest yield	10.60	9.16	10.28	9.66
Net interest margin	6.95	4.42	6.60	5.32
Reserve coverage(1)	2.81	—	2.81	—
Delinquency status (1) (2)	0.08	0.11	0.08	0.11
Charge-off (recovery) ratio(3)	(0.00)	—	3.75	—
(1)
Ratio is based off of total commercial balances, and relates solely to the legacy commercial loan balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.

	As of June 30,
	2022		2021
Geographic Concentrations	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	15,110	16%	5,008	8%
Illinois	12,857	13	16,689	25
Minnesota	12,356	13	8,086	12
Michigan	6,332	7	10,794	16
Other (1)	50,273	51	25,659	39
Total	$96,928	100%	$66,236	100%
(1)
Includes four other states, which were all under 5% as of June 30, 2022, and four other states, all under 10% as of June 30, 2021.

Medallion Lending

The medallion lending segment operates primarily in New York City, and to a lesser extent in Newark, Chicago and other markets. During the three and six months ended June 30, 2022, taxi medallion values remained consistent in the New York City market. We continue to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020, and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Selected Earnings Data
Total interest income (loss)	$231	$(1,475)	$377	$(1,544)
Total interest expense	140	2,524	293	3,894
Net interest loss	91	(3,999)	84	(5,438)
(Benefit) provision for loan losses	(2,675)	(2,943)	(3,544)	(3,987)
Net interest income (loss) after loss provision	2,766	(1,056)	3,628	(1,451)
Other expense, net	(760)	(1,157)	(1,566)	(3,301)
Net income (loss) before taxes	2,006	(2,213)	2,062	(4,752)
Income tax (provision) benefit	(541)	556	(557)	1,193
Net income (loss) after taxes	$1,465	$(1,657)	$1,505	$(3,559)
Balance Sheet Data
Total loans, gross			$14,152	$16,514
Total loan allowance			9,426	10,750
Total loans, net			4,726	5,764
Total assets			31,258	101,205
Total borrowings			25,099	80,959
Selected Financial Ratios
Return on average assets	17.05%	(6.10)%	5.86%	(6.29)%
Return on average equity	95.49	(30.51)	30.74	(31.44)
Interest yield	19.61	(70.71)	16.07	(30.90)
Net interest margin	7.78	(189.15)	3.58	(108.84)
Reserve coverage	66.61	65.11	66.61	65.11
Delinquency status (1)	—	—	—	—
Charge-off (recovery) ratio	(232.80)	513.86	(153.24)	216.01
(1)
Loans 90 days or more past due.

	As of June 30,
	2022		2021
Geographic Concentration	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$13,035	92%	$14,056	85%
Newark	1,079	8	2,393	15
All Other	38	*	65	*
Total	$14,152	—%	$16,514	100%

(*) Less than 1%

	As of June 30,
	2022		2021
Geographic Concentration	Total Loan Collateral in Process of Foreclosure	% of Market	Total Loan Collateral in Process of Foreclosure	% of Market
New York City	$21,327	82%	$32,411	67%
Newark	3,664	14	6,009	12
Chicago	987	4	2,689	6
All Other	118	*	7,048	15
Total	$26,096	100%	$48,157	100%

(*) Less than 1%

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, which are not specifically allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnerships represent $0.6 million in net loans as of June 30, 2022, compared to less than $0.1 million as of June 30, 2021, having originations of $9.8 million and $14.8 million during the three and six months ended June 30, 2022 and $2.4 million and $4.4 million during the three and six months ended June 30, 2021.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2022 and 2021.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selected Earnings Data
Total interest income	$501	$353	$891	$660
Total interest expense	1,584	604	3,141	3,027
Net interest loss	(1,083)	(251)	(2,250)	(2,367)
Total interest expense	184	488	153	487
Net interest loss	(1,267)	(739)	(2,403)	(2,854)
Other expense, net	(3,197)	(543)	(7,847)	(1,858)
Net loss before taxes	(4,464)	(1,282)	(10,250)	(4,712)
Income tax benefit (provision)	1,044	(1,521)	2,769	(1,158)
Net loss after taxes	$(3,420)	$(2,803)	$(7,481)	$(5,870)
Balance Sheet Data
Total loans, gross			$593	$3,351
Total loan allowance			—	—
Total loans, net			$593	3,351
Total assets			382,943	272,204
Total borrowings			307,499	212,020
Selected Financial Ratios
Return on average assets	(3.56)%	(3.85)%	(4.24)%	(4.08)%
Return on average equity	(20.01)	(1.95)	(24.85)	(30.46)

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, Except per share data)	2022	2021	2022	2021
Return on average assets (ROA)	2.63%	2.43%	2.37%	2.26%
Return on average stockholders' equity (ROE)	18.11	16.69	15.93	15.63
Dividend payout ratio	14.40	—	17.11	—
Net interest margin	9.07	8.84	9.50	9.01
Other income ratio (1)	1.71	2.32	1.08	1.50
Total expense ratio (2)	5.17	10.23	5.21	9.45
Equity to assets (3)	17.18	18.56	17.18	18.56
Debt to equity (4)	4.3x	4.2x	4.3x	4.2x
Loans receivable to assets	79%	74%	79%	74%
Net (recoveries) charge-offs	(707)	10,181	2,013	12,938
Net (recoveries) charge-offs as a % of average loans receivable	(0.18)%	3.36%	0.26%	2.15%
Allowance coverage ratio	3.41	3.50	3.41	3.50
(1)
Other income ratio represents other income divided by average interest earning assets.
(2)
Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(3)
Includes $68.8 million and $72.1 million related to non-controlling interests in consolidated subsidiaries as of June 30, 2022 and 2021.
(4)
Excludes deferred financing costs of $7.4 million and $6.5 million as of June 30, 2022 and 2021.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2022 compared to the Three and Six Months Ended June 30, 2021

Net income attributable to shareholders was $13.3 million and $23.1 million, or $0.54 and $0.93 per share, for the three and six months ended June 30, 2022, compared to $10.3 million and $18.7 million, or $0.41 and $0.75 per share, for the three and six months ended June 30, 2021.

Total interest income was $47.1 million and $90.4 million for the three and six months ended June 30, 2022 compared to $37.4 million and $74.5 million for the three and six months ended June 30, 2021. The increase in interest income reflected the continued growth in our loan portfolio, despite slightly lower average margins reflected in our recreation, home improvement and commercial loans. The yield on interest earning assets was 11.00% and 11.04% for the three and six months ended June 30, 2022, compared to 11.17% and 11.50% for the three and six months ended June 30, 2021. Average interest earning assets were $1.7 billion for the three and six months ended June 30, 2022, an increase from $1.3 billion for the three and six months ended June 30, 2021. We began increasing rates on new home improvement loans in the 2022 second quarter and anticipate increasing rates on new recreation loans during the second half of 2022 as a response to rising interest rates which effect our cost of funds.

Loans before allowance for loan losses were $1.7 billion as of June 30, 2022, comprised of recreation ($1.1 billion), home improvement ($526.3 million), commercial ($96.9 million), medallion ($14.2 million), and strategic partnership loans ($0.6 million). We had an allowance for loan losses as of June 30, 2022 of $59 million, which was attributable to the recreation (64%), medallion (16%), home improvement (16%), and commercial (4%) loans. We experienced significant growth in our consumer and commercial loan business during the three and six months ended June 30, 2022, and do expect continued growth as we look ahead, however we don’t expect origination growth to continue at this pace long term.

Loans increased $246 million, or 16.5%, from December 31, 2021 as a result of $519 million of loan originations, partially offset by principal payments, and to a lesser extent transfers to loan collateral in process of foreclosure and net charge-offs. The provision for loan losses was $7.8 million and $11.0 million for the three and six months ended June 30, 2022, compared to a $0.7 million benefit and $2.3 million provision for the three and six months ended June 30, 2021. The net charge-off (recovery) ratios on the loan portfolios were (0.18)% and 0.26% for the three and six months ended June 30, 2022 compared to 3.36% and 2.15% for the three and six months ended June 30, 2021. Net charge-offs in the current year quarter and year to date period included recoveries of $6.9 million and $12.0 million, inclusive of $2.7 million and $3.7 million of medallion loan recoveries for the three and six months ended June 30, 2022. Charge-offs in our consumer businesses continue to be below historic levels. Although we are not seeing any current indications that charge-offs will return to normal levels in the near term, we do expect a return to normal experience in the future.

Interest expense was $8.2 million and $15.6 million for the three and six months ended June 30, 2022, as compared to $7.9 million and $16.3 million for the three and six months ended June 30, 2021, reflective of higher average borrowings, even as average borrowing costs decreased. The average cost of borrowed funds was 2.05% and 2.02% for the three and six months ended June 30, 2022, compared to 2.36% and 2.49% for the three and six months ended June 30, 2021, mainly driven by the decline in market rates for deposits throughout 2021, and which generally carry a lower cost of funds than other forms of borrowings, and the repayment of our retail notes, offset to a lesser extent with the replacement of notes payable to banks with higher fixed rate private notes. We expect an increase in the cost of funds throughout the remainder of 2022 as older deposits mature and newer deposits are issued both to replace maturing deposits and to facilitate our growth in our lending. Average debt outstanding was $1.6 billion for the three and six months ended June 30, 2022, up from $1.3 billion for the three and six months ended June 30, 2021, as we issued additional certificates of deposits to increase our liquidity and fund our loan growth. See page 33 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $38.9 million and $74.8 million for the three and six months ended June 30, 2022, compared to $29.5 million and $58.2 million for the three and six months ended June 30, 2021. The net interest margin was 9.07% and 9.15% for the three and six months ended June 30, 2022, compared to 8.84% and 9.01%, for the three and six months ended June 30, 2021, reflecting the above.

Net other income, which is comprised of net recoveries of loan collateral, a majority of which relate to recoveries in the Medallion segment, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income was $7.4 million and $8.9 million for the three and six months ended June 30, 2022, compared to $7.8 million and $9.7 million for the three and six months ended June 30, 2021. The current year periods included a $4.2 million gain associated with the exit of an equity investment tied to our commercial lending business, as well as $2.7 million and $4.5 million of gains related to the disposition of medallion assets during the three and six month periods. The decrease from the prior year was primarily due to the absence of race team related revenue, as well as the absence of gains on the extinguishment of debt which occurred in the prior year.

Operating expenses were $18.8 million and $36.8 million for the three and six months ended June 30, 2022, compared to $19.8 million and $34.5 million for the three and six months ended June 30, 2021. Salaries and benefits were $7.7 million and $15.3 million for the three and six months ended June 30, 2022, compared to $7.9 million and $13.6 million for the three and six months ended June 30, 2021, with the increase primarily reflective of reduced bonus expense in the prior year. Professional fees were $4.4 million and $8.4 million for the three and six months ended June 30, 2022, compared to $2.2 million and $2.7 million for the three and six months ended June 30, 2021, primarily reflecting higher legal and professional costs for a variety of corporate matters inclusive of the SEC litigation.

Total income tax expense was $4.9 million and $9.7 million for the three and six months ended June 30, 2022, compared to $6.5 and $10.4 for the three and six months ended June 30, 2021.

Loan collateral in process of foreclosure was $27.0 million at June 30, 2022, a decline from $37.4 million at December 31, 2021. The decrease was primarily reflective of cash payments received and structured settlements during the period. See page 37 for a table that shows the changes during the quarter.

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

The following table presents our interest rate sensitivity gap at June 30, 2022. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

June 30, 2022 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$34,925	$17,612	$40,625	$45,492	$103,512	$64,683	$1,390,920	$1,697,769
Adjustable rate	3,436	898	113	21	—	—	—	4,468
Investment securities	6,074	283	3,493	5,151	288	4,655	37,789	57,733
Cash	125,080	—	—	500	750	—	—	126,330
Total earning assets	$169,515	$18,793	$44,231	$51,164	$104,550	$69,338	$1,428,709	$1,886,300
Interest bearing liabilities
Deposits	$394,619	$347,548	$412,380	$131,077	$186,452	$—	$—	$1,472,076
Privately placed notes	—	36,000	—	31,250	—	—	53,750	121,000
SBA debentures and borrowings	5,000	10,429	12,500	15,500	4,500	—	21,000	68,929
Preferred securities	—	—	—	—	—	—	33,000	33,000
Total liabilities	$399,619	$393,977	$424,880	$177,827	$190,952	$—	$107,750	$1,695,005
Interest rate gap	$(230,104)	$(375,184)	$(380,649)	$(126,663)	$(86,402)	$69,338	$1,320,959	$191,295
Cumulative interest rate gap	$(230,104)	$(605,288)	$(985,937)	$(1,112,600)	$(1,199,002)	$(1,129,664)	$191,295	$—
December 31, 2021 (2)	$(230,601)	$(455,807)	$(770,239)	$(891,489)	$(1,007,810)	$(940,350)	$153,539	$—
December 31, 2020 (2)	$(366,801)	$(570,449)	$(719,385)	$(827,236)	$(907,295)	$(860,941)	$52,347	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (12%) as of June 30, 2022, and was (14%) as of December 31, 2021
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $1.9 billion and interest rate sensitive liabilities were $1.7 billion at June 30, 2022. The one-year cumulative interest rate gap was a negative $230.1 million or 12% of interest rate sensitive assets. We seek to manage interest rate risk by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, by originating adjustable-rate loans, and by other options consistent with managing interest rate risk.

With the cessation of LIBOR in 2023, we are currently reviewing the impact on our loans and borrowings. We do not have lendings tied to LIBOR and do not expect a significant impact on our loans. We have trust preferred securities that bear a variable rate of interest of 90 day LIBOR (2.29% at June 30, 2022) plus 2.13%. We expect to rely on our lenders to adjust and communicate rate adjustments; however, we do not expect a material impact on our borrowings.

Liquidity and Capital Resources

Our sources of liquidity include unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of our other assets, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. As of June 30, 2022, we had unfunded commitments from the SBA of $9.5 million.

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

The net proceeds from the December 2020, February 2021, March 2021 and April 2021 private placements were used for general corporate purposes, including repayment of outstanding debt, including repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount.

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

The table below presents the components of our debt were as of June 30, 2022, exclusive of deferred financing costs of June 30, 2022. See Note 4 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$1,472,077	87%	1.46%
Privately placed notes	121,000	7	7.66
SBA debentures and borrowings	68,929	4	2.94
Preferred securities	33,000	2	3.75
Total outstanding debt	$1,695,006	100%	2.00%
(1)
Weighted average contractual rate as of June 30, 2022.
(2)
Balance includes $1.0 million of strategic partner reserve deposits as of June 30, 2022.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at June 30, 2022.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$394,619	$347,548	$412,380	$131,077	$186,452	$—	$1,472,076
Privately placed notes	—	36,000	—	31,250	—	53,750	121,000
SBA debentures and borrowings	5,000	10,429	12,500	15,500	4,500	21,000	68,929
Preferred securities	—	—	—	—	—	33,000	33,000
Total outstanding borrowings	399,619	393,977	424,880	177,827	190,952	107,750	1,695,005
Operating lease obligations	2,512	2,516	2,516	2,473	2,471	1,251	13,738
Total contractual obligations	$402,131	$396,493	$427,396	$180,300	$193,423	$109,001	$1,708,743
(1)
Total debt is exclusive of deferred financing costs of $7.4 million as of June 30, 2022.
(2)
Balance excludes $1.0 million of strategic partner reserve deposits as of June 30, 2022.

Approximately $794 million of our borrowings have maturity dates during the next two years, a vast majority of which are brokered CDs.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of June 30, 2022 by $1.3 million on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been a reduction in net income by $0.3 million at June 30, 2022. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at June 30, 2022. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.	MFC	MCI		FSVC		MB		All Other	June 30, 2022	December 31, 2021
Cash, cash equivalents and federal funds sold	$27,719	$511	$3,955	(1)	$274	(1)	$93,846		$25	$126,330	$124,484
Preferred Securities	33,000									33,000	33,000
Average interest rate	3.75%									3.75%	2.31%
Maturity	9/37									9/37	9/37
Retailed notes and privately placed borrowings	121,000									121,000	121,000
Average interest rate	7.66%									7.66%	7.66%
Maturity	3/24 - 12/27									3/24 - 12/27	3/24-12/27
SBA debentures & borrowings										78,429	79,463
Amounts available			9,500							9,500	9,500
Amounts outstanding			61,000		7,929					68,929	69,963
Average interest rate			2.90%		3.25%					2.94%	2.72%
Maturity			3/23 - 3/32		4/30/24					3/23- 3/32	3/23- 3/32
Brokered CD's & other funds borrowed							1,473,076	(2)		1,473,076	1,254,038
Average interest rate							1.46%			1.46%	1.20%
Maturity							7/22 - 6/27			7/22 - 6/27	1/22-12/26
Total Cash	$27,719	$511	$3,955		$274		$93,846		$25	$126,330	$124,484
Total debt outstanding	$154,000	$—	$61,000		$7,929		$1,473,076		$—	$1,696,005	$1,478,001
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $1.0 million related to the strategic partnership business and $8.7 million related to listing services.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We also generate liquidity through deposits generated at the Bank, the offering of privately placed notes, through the issuance of SBA debentures, and through our preferred securities, and have utilized borrowing arrangements with other banks in the past, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We regularly seek additional sources of liquidity; however, given current market conditions, there can be no assurance that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

Dividends and Stock Repurchases

Beginning March 2022, the Company's board of directors reinstated our quarterly dividend, with dividends of $0.08 per share, paid in March 2022 and May 2022. We may, however, re-evaluate this new dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On May 1, 2022, the Company's board of directors authorized a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $35 million of its shares. Such new repurchase program replaced the existing one, which was terminated. During the six months ended June 30, 2022 we repurchased 1,272,150 shares of our common stock at an aggregate cost of $9,974,553. Accordingly, as of June 30, 2022, up to $25,025,447 of shares remain authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2022 second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2022 second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2022 the Company's board of directors authorized a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $35 million of its shares. Such new repurchase program replaces the existing one, which was terminated. During the six months ended June 30, 2022 we repurchased 1,272,150 shares of our common stock at an aggregate cost of $9,974,553. Accordingly, as of June 30, 2022, up to $25,025,447 of shares remain authorized for repurchase under our stock repurchase program.

	Total Shares of Common Stock Repurchased	Average Price Paid per Share	Total Amount Paid	Maximum Value of Shares Yet to Be Purchased
April 1 - April 30	—	$—	$—	$22,257,654
May 1 - May 31	1,056,933	7.87	8,316,012	26,683,988
June 1 - June 30	215,217	7.71	1,658,542	25,025,447
Total	1,272,150	$7.84	$9,974,553	$25,025,447

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

10.1

Amendment No. 2 to Medallion Financial Corp. 2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2022 Annual Meeting of Shareholders filed on May 2, 2022 (File No. 001-37747) and incorporated by reference herein.

10.2

Medallion Financial Corp. Annual Short Term Incentive Plan, adopted by the Board of Directors on June 1, 2022. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2022 (File No. 001-37747) and incorporated by reference herein.

10.3

Amended and Restated Employment Agreement, dated June 13, 2022, by and between Anthony N. Cutrone and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2022 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	August 8, 2022

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.