Form 10-Q
period 2022-09-30
MEDALLION FINANCIAL CORP
filed 2022-11-03
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 2, 2022, was 22,927,839.

MEDALLION FINANCIAL CORP.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. In particular, any forward-looking statements are subject to the risks and great uncertainties associated with the pending litigation with the Securities and Exchange Commission as well as the ongoing COVID-19 pandemic and the U.S. and global economies, including the current inflationary environment and the risk of recession.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is the growth of our consumer finance and commercial lending businesses. Our total assets were $2.2 billion and $1.9 billion as of September 30, 2022 and December 31, 2021.

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

Our consolidated balance sheet as of September 30, 2022, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2022 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (1)	$24,754	$64,482
Federal funds sold	73,448	60,002
Investment securities	48,354	44,772
Equity investments	10,670	9,726
Loans	1,855,510	1,488,924
Allowance for loan losses	(61,535)	(50,166)
Net loans receivable	1,793,975	1,438,758
Goodwill	150,803	150,803
Loan collateral in process of foreclosure (2)	24,331	37,430
Intangible assets, net	22,398	23,480
Property, equipment, and right-of-use lease asset, net	12,636	11,762
Accrued interest receivable	11,959	10,621
Income tax receivable	3,420	833
Other assets	22,793	20,388
Total assets	$2,199,541	$1,873,057
Liabilities
Deposits (3)	$1,555,832	$1,250,880
Long-term debt (4)	219,448	219,973
Deferred tax liabilities, net	26,132	18,210
Operating lease liabilities	8,580	9,053
Accrued interest payable	3,432	3,395
Accounts payable and accrued expenses (5)	26,228	15,718
Total liabilities	1,839,652	1,517,229
Commitments and contingencies (6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 28,529,993 shares at September 30, 2022 and 28,124,629 shares at December 31, 2021 issued)	285	281
Additional paid in capital	282,681	280,038
Treasury stock (5,344,923 shares at September 30, 2022 and 2,951,243 shares at December 31, 2021)	(43,741)	(24,919)
Accumulated other comprehensive income (loss)	(3,562)	1,034
Retained earnings	55,438	30,606
Total stockholders’ equity	291,101	287,040
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	359,889	355,828
Total liabilities and equity	$2,199,541	$1,873,057
Number of shares outstanding	23,185,070	25,173,386
Book value per share	$12.56	$11.40
(1)
Includes no restricted cash requirement as of September 30, 2022 and $3.0 million as of December 31, 2021.
(2)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, of $7.8 million as of September 30, 2022 and $7.4 million as of December 31, 2021.
(3)
Includes $3.9 million and $3.2 million of deferred financing costs as of September 30, 2022 and December 31, 2021. Refer to Note 5 for more details.
(4)
Includes $3.3 million and $4.0 million of deferred financing costs as of September 30, 2022 and December 31, 2021. Refer to Note 5 for more details.
(5)
Includes the short-term portion of lease liabilities of $2.1 million and $2.2 million as of September 30, 2022 and December 31, 2021. Refer to Note 6 for more details.
(6)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2022	2021	2022	2021
Interest and fees on loans	$50,955	$41,250	$140,759	$115,237
Interest and dividends on investment securities	739	247	1,349	716
Total interest income(1)	51,694	41,497	142,108	115,953
Interest on deposits	6,240	4,189	15,306	13,366
Interest on long-term debt	—	3,198	—	9,662
Interest on short-term borrowings	3,414	39	9,952	690
Total interest expense	9,654	7,426	25,258	23,718
Net interest income	42,040	34,071	116,850	92,235
Provision (benefit) for loan losses	10,047	(337)	21,046	2,000
Net interest income after provision for loan losses	31,993	34,408	95,804	90,235
Other income (loss)
Gain (loss) on equity investments	(1,123)	4,101	2,985	7,306
Write-down of loan collateral in process of foreclosure	(94)	(438)	(608)	(5,385)
Gain on extinguishment of debt	—	—	—	4,626
Sponsorship and race winnings, net	—	3,335	—	10,153
Other income	986	208	6,278	209
Total other (loss) income, net	(231)	7,206	8,655	16,909
Other expenses
Salaries and employee benefits	8,411	7,957	23,709	21,542
Professional fees	3,722	1,963	12,106	4,694
Loan servicing fees	2,159	1,684	6,231	5,062
Collection costs	1,593	1,136	3,935	4,010
Rent expense	629	481	1,764	1,780
Regulatory fees	610	488	1,621	1,383
Amortization of intangible assets	359	362	1,082	1,083
Race team related expenses	—	2,424	—	7,219
Other expenses	1,926	2,228	5,807	6,412
Total other expenses	19,409	18,723	56,255	53,185
Income before income taxes	12,353	22,891	48,204	53,959
Income tax provision	3,205	6,167	12,892	16,573
Net income after taxes	9,148	16,724	35,312	37,386
Less: income attributable to the non-controlling interest	1,512	784	4,535	2,748
Total net income attributable to Medallion Financial Corp.	$7,636	$15,940	$30,777	$34,638
Basic net income per share	$0.33	$0.65	$1.28	$1.41
Diluted net income per share	$0.32	$0.64	$1.26	$1.39
Weighted average common shares outstanding
Basic	23,154,775	24,634,845	24,020,058	24,583,573
Diluted	23,510,645	24,990,226	24,332,776	24,945,707
(1)
Included in interest income is $0.2 million and $0.5 million of paid-in-kind interest for the three and nine months ended September 30, 2022 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2021.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income after taxes	$9,148	$16,724	$35,312	$37,386
Other comprehensive (loss) income, net of tax	(1,461)	(141)	(4,596)	(719)
Total comprehensive income	7,687	16,583	30,716	36,667
Less comprehensive income attributable to the non-controlling interest	1,512	784	4,535	2,748
Total comprehensive income attributable to Medallion Financial Corp.	$6,175	$15,799	$26,181	$33,919

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	28,124,629	$281	$280,038	(2,951,243)	$(24,919)	$30,606	$1,034	$287,040	$68,788	$355,828
Net income	—	—	—	—	—	9,841	—	9,841	1,512	11,353
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	4	594	—	—	—	—	598	—	598
Issuance of restricted stock, net	383,925	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,730)	—	—	—	—	—	—	—	—	—
Exercise of stock options	23,192	—	152	—	—	—	—	152	—	152
Purchase of common stock	—	—	—	(67,660)	(617)	—	—	(617)	—	(617)
Dividend paid on common stock ($0.08 per share)	—	—	—	—	—	(2,044)	—	(2,044)	—	(2,044)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,717)	(1,717)	—	(1,717)
Balance at March 31, 2022	28,526,016	$285	$280,784	(3,018,903)	$(25,536)	$38,403	$(683)	$293,253	$68,788	$362,041
Net income	—	—	—	—	—	13,300	—	13,300	1,511	14,811
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation expense	—	—	863	—	—	—	—	863	—	863
Issuance of restricted stock, net	4,944	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(587)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(1,272,150)	(9,974)	—	—	(9,974)	—	(9,974)
Dividend paid on common stock ($0.08 per share)	—	—	—	—	—	(1,971)	—	(1,971)	—	(1,971)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Balance at June 30, 2022	28,530,373	$285	$281,647	(4,291,053)	$(35,510)	$49,732	$(2,101)	$294,053	$68,788	$362,841
Net income	—	—	—	—	—	7,636	—	7,636	1,512	9,148
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	—	1,034	—	—	—	—	1,034	—	1,034
Issuance of restricted stock, net	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(380)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(1,053,870)	(8,231)	—	—	(8,231)	—	(8,231)
Dividend paid on common stock ($0.08 per share)	—	—	—	—	—	(1,930)	—	(1,930)	—	(1,930)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,461)	(1,461)	—	(1,461)
Balance at September 30, 2022	28,529,993	$285	$282,681	(5,344,923)	$(43,741)	$55,438	$(3,562)	$291,101	$68,788	$359,889

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	27,828,871	$278	$277,539	(2,951,243)	$(24,919)	$(23,502)	$2,012	$231,408	$73,153	$304,561
Net income	—	—	—	—	—	8,431	—	8,431	640	9,071
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation expense	—	2	496	—	—	—	—	498	—	498
Issuance of restricted stock, net	163,561	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(7,602)	—	—	—	—	—	—	—	—	—
Exercise of stock options	768	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(605)	(605)	—	(605)
Balance at March 31, 2021	27,985,598	$280	$278,035	(2,951,243)	$(24,919)	$(15,071)	$1,407	$239,732	$72,282	$312,014
Net income	—	—	—	—	—	10,267	—	10,267	1,325	11,592
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation	—	—	576	—	—	—	—	576	—	576
Issuance of restricted stock, net	15,514	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(10,332)	—	—	—	—	—	—	—	—	—
Exercise of stock options	22,227	—	116	—	—	—	—	116	—	116
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	27	27	—	27
Balance at June 30, 2021	28,013,007	$280	$278,727	(2,951,243)	$(24,919)	$(4,804)	$1,434	$250,718	$72,096	$322,814
Net income (loss)	—	—	—	—	—	15,940	—	15,940	784	16,724
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation	—	—	602	—	—	—	—	602	—	602
Issuance of restricted stock, net	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(678)	—	—	—	—	—	—	—	—	—
Exercise of stock options	21,075	—	125	—	—	—	—	125	—	125
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	(141)	(141)	—	(141)
Balance at September 30, 2021	28,033,404	$280	$279,454	(2,951,243)	$(24,919)	$11,136	$1,293	$267,244	$71,368	$338,612
The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$35,312	$37,386
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for loan losses	21,046	2,000
Paid-in-kind interest income	(528)	(682)
Depreciation and amortization	4,408	5,289
Amortization of origination fees, net	7,184	5,770
Increase in deferred and other tax liabilities, net	5,335	13,113
Net change in value of loan collateral in process of foreclosure	3,806	8,501
Net realized gains on sale of investments	(2,985)	(7,436)
Stock-based compensation expense	2,495	1,674
Gain on extinguishment of debt	—	(4,626)
(Increase) decrease in accrued interest receivable	(1,338)	692
Increase in other assets	(5,641)	(1,577)
Increase in accounts payable and accrued expenses	9,858	3,498
(Decrease) increase in accrued interest payable	37	(1,626)
Net cash provided by operating activities	78,989	61,976
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(806,788)	(564,914)
Proceeds from principal receipts, sales, and maturities of loans	414,760	342,718
Purchases of investments	(18,658)	(17,979)
Proceeds from principal receipts, sales, and maturities of investments	11,970	21,389
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	17,952	16,661
Net cash used for investing activities	(380,764)	(202,125)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	676,264	587,945
Repayments of time deposits and funds borrowed	(371,800)	(470,168)
Cash dividend paid on common stock	(5,766)	—
Distributions to non-controlling interests	(4,535)	(4,534)
Treasury stock repurchased	(18,822)	—
Proceeds from the exercise of stock options	152	240
Net cash provided by financing activities	275,493	113,483
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,282)	(26,666)
Cash and cash equivalents beginning of period(1)	124,484	112,040
Cash and cash equivalents, end of period (1)	$98,202	$85,374
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$23,177	$23,418
Cash paid during the period for income taxes	5,786	3,150
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$8,659	$13,145
(1)
Includes Federal Funds Sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a specialty finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank charter pursuant to the laws of the State of Utah. The Bank originates consumer loans on a national basis for the purchase of recreational vehicles (“RVs”), boats and other consumer recreational equipment and to finance home improvements such as replacement windows and roofs. Prior to 2014, the Bank originated commercial loans to finance the purchase of taxi medallions, all of which are serviced by the Company. The loans are financed primarily with time certificates of deposits which are originated nationally through a variety of brokered deposit relationships. In 2019, the Bank began building a strategic partnership program that targets relationships with financial technology, or fintech, companies to offer loans and other financial services to customers. The Bank entered into an initial partnership in 2020 and continues to evaluate and launch additional partnerships.

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or MCI, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; Medallion Funding LLC, or MFC, an SBIC, which historically was our primary taxi medallion lending company; and Freshstart Venture Capital Corp., or FSVC, an SBIC that originated and services medallion and commercial loans. MCI, MFC, and FSVC, as SBICs, are regulated by the Small Business Administration, or SBA. MCI and FSVC are financed in part by the SBA.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at September 30, 2022, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

MFC, through several wholly-owned subsidiaries, together, Medallion Chicago, purchased $8.7 million of City of Chicago taxi medallions out of foreclosure. These 159 taxi medallions are carried at a net realizable value of $1.0 million in other assets on the Company’s consolidated balance sheet at September 30, 2022 and December 31, 2021.

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

The consolidated financial statements have been prepared in accordance with GAAP. The Company consolidates all entities it controls through a majority voting interest, a controlling interest through other contractual rights, or as being identified as the primary beneficiary of VIEs. The primary beneficiary is the party who has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, third-party holdings are recorded as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. As of September 30, 2022, cash includes $1.3 million of interest-bearing funds deposited in other banks, that are mainly callable, with original terms of 4 to 7 years.

Fair Value of Assets and Liabilities

The Company follows the Financial Accounting Standards Board, or FASB, FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e., a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 12 and 13 to the consolidated financial statements.

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10.7 million and $9.7 million at September 30, 2022 and December 31, 2021, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of September 30, 2022, cumulative impairment of $2.0 million had been recorded with respect to these investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of September 30, 2022 and December 31, 2021, the fair value of these securities were $1.7 million and $2.0 million and are included in other assets on the consolidated balance sheet.

The table below presents the unrealized portion related to the equity securities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net losses recognized during the period on equity securities	$(77)	$—	$(229)	$(31)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(77)	$—	$(229)	$(31)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.1 million at September 30, 2022 and $0.3 million at December 31, 2021, and less than $0.1 million and $0.1 million was amortized to interest income for the three and nine months ended September 30, 2022 and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2021. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2022 and December 31, 2021, net loan origination costs were $34.3 million and $26.1 million. Net amortization to income for the three and nine months ended September 30, 2022 was $2.3 million and $6.8 million and was $2.0 million and $5.8 million for the three and nine months ended September 30, 2021.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio has different characteristics, typified by a larger number of smaller dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. Consumer loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due (Recreation loans in bankruptcy are not charged off at 120 days), whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is typically started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $6.0 million at September 30, 2022, or 0.33% of the total loan portfolio, compared to $4.0 million, or 0.28%, at December 31, 2021.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants concessions to the borrower for other than an insignificant period of time that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring, or TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans. Recreation loans which are party to a Chapter 13 bankruptcy are immediately classified as TDRs. The Company’s policy with regard to bankrupt recreation loans is to take an immediate 40% write down of the loan balance.

Loan collateral in process of foreclosure primarily includes medallion loans that have reached 120 days past due and have been charged-down to their net realizable value, in addition to consumer repossessed collateral in the process of being sold. For New York City medallion loans in the process of foreclosure, the Company continued to utilize a net value of $79,500 when assessing net realizable value for the medallion loans, despite fluctuating current transfer prices which may exceed that level from time to time. The "loan collateral in the process of foreclosure" designation reflects that the collection activities on these loans have transitioned from working with the borrower, to the liquidation of the collateral securing the loans. The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $19.6 million and $20.5 million at September 30, 2022 and December 31, 2021. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of September 30, 2022 and December 31, 2021.

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

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of September 30, 2022 and December 31, 2021, the Company had goodwill of $150.8 million, all of which related to the Bank. As of September 30, 2022 and December 31, 2021, the Company had intangible assets of $22.4 million and $23.5 million. Amortization expense on the intangible assets for the three and nine months ended September 30, 2022 and 2021 was $0.4 million and $1.1 million. Additionally, loan portfolio premiums of $12.4 million were determined as of April 2, 2018, of which $0.1 million and $0.5 million were outstanding as of September 30, 2022 and December 31, 2021, and of which $0.2 million and $0.5 million was amortized to interest income for the three and nine months ended September 30, 2022 and $0.2 million and $2.0 million was amortized to interest income for the three and nine months ended September 30, 2021. Management performed a step 0 analysis in assessing the goodwill and intangibles for impairment at December 31, 2021, concluding that there was no impairment of these assets. The Company has reviewed these assets, all of which relate to the Bank, and concluded that no impairment exists as of September 30, 2022.

The table below shows the details of the intangible assets as of the dates presented.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Brand-related intellectual property	$17,050	$17,874
Home improvement contractor relationships	5,348	5,606
Total intangible assets	$22,398	$23,480

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022 and was $0.1 million and $0.2 million for the three and nine months ended September 30, 2021.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $0.7 million and $2.0 million for the three and nine months ended September 30, 2022 and was $0.6 million and $1.8 million for the three and nine months ended September 30, 2021. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $7.2 million and $7.1 million as of September 30, 2022 and December 31, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2022	2021	2022	2021
Net income available to common stockholders	$7,636	$15,940	$30,777	$34,638
Weighted average common shares outstanding applicable to basic EPS	23,154,775	24,634,845	24,020,058	24,583,573
Effect of dilutive stock options	48,552	98,906	74,097	82,522
Effect of restricted stock grants	307,318	256,475	238,621	279,612
Adjusted weighted average common shares outstanding applicable to diluted EPS	23,510,645	24,990,226	24,332,776	24,945,707
Basic net income per share	$0.33	$0.65	$1.28	$1.41
Diluted net income per share	0.32	0.64	1.26	1.39

Potentially dilutive common shares excluded from the above calculations aggregated 657,579 and 26,000 shares as of September 30, 2022 and 2021.

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

During the nine months ended September 30, 2022 and 2021, the Company issued 383,925 and 163,561 restricted shares of stock-based compensation awards, issued 0 and 317,398 shares of other stock-based compensation awards, and issued 129,638 and 16,803 restricted stock units. The Company recognized $1.0 million and $2.5 million, or $0.04 and $0.10 per share, for the three and nine months ended September 30, 2022, and $0.6 million and $1.7 million, or $0.02 and $0.07 per share, for the three and nine months ended September 30, 2021, of non-cash stock-based compensation expense related to the grants. As of September 30, 2022, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $4.1 million, which is expected to be recognized over the next 10 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of September 30, 2022, the Bank’s Tier 1 leverage ratio was 16.2%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-Capitalized	September 30, 2022	December 31, 2021
Common equity tier 1 capital			$228,838	$193,459
Tier 1 capital			297,626	262,247
Total capital			320,957	281,211
Average assets			1,834,814	1,495,726
Risk-weighted assets			1,829,047	1,482,678
Leverage ratio (1)	4.0%	5.0%	16.2%	17.5%
Common equity tier 1 capital ratio (2)	7.0	6.5	12.5	13.1
Tier 1 capital ratio (3)	8.5	8.0	16.3	17.7
Total capital ratio (3)	10.5	10.0	17.6	19.0
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of September 30, 2022 and December 31, 2021 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both September 30, 2022 and December 31, 2021.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 to defer implementation of the standard for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. The Company is assessing the impact the update will have on the accompanying financial statements, but currently anticipates an initial 10-15% overall increase in the allowance as well as earlier recognition of credit losses and potentially greater volatility in the allowance and provision.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The main objective of this new standard is to amend ASU 2016-13 in response to feedback received from the post-implementation review process. The amendments update ASU 2016-13 to require that an entity measure and record the lifetime expected credit losses on an asset upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (TDRs) have been incorporated into the allowance for credit losses. The amendments also require the disclosure of current period gross write-offs, by year of origination, for financing receivables. ASU 2022-02 is effective upon the adoption of ASU 2016-13. The Company is in the process of evaluating the ASU in conjunction with its adoption of CECL on January 1, 2023.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement, or Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2016-13. This new standard is effective for the fiscal years beginning after December 31, 2023 and clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company has assessed the impact the update and determined it does not have a material impact on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

Fixed maturity securities available for sale at September 30, 2022 and December 31, 2021 consisted of the following:

September 30, 2022 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$45,444	$—	$(5,356)	$40,088
State and municipalities	9,015	—	(749)	8,266
Total	$54,459	$—	$(6,105)	$48,354

December 31, 2021 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$35,469	$672	$(403)	$35,738
State and municipalities	9,025	60	(51)	9,034
Total	$44,494	$732	$(454)	$44,772

The amortized cost and estimated market value of investment securities at September 30, 2022 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2022 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,613	$1,600
Due after one year through five years	7,692	7,389
Due after five years through ten years	9,426	8,172
Due after ten years	35,728	31,193
Total	$54,459	$48,354

The following tables show information pertaining to securities with gross unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
September 30, 2022 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(2,284)	$25,669	$(3,072)	$12,423
State and municipalities	(249)	5,536	(500)	2,721
Total	$(2,533)	$31,205	$(3,572)	$15,144

	Less than Twelve Months		Twelve Months and Over
December 31, 2021 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(403)	$16,330	$—	$—
State and municipalities	(9)	2,124	(42)	(1,956)
Total	$(412)	$18,454	$(42)	$(1,956)

The Company had 58 and 15 securities as of September 30, 2022 and December 31, 2021, with unrealized losses that have not been recognized in income because the issuers’ bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$1,171,819	63%	$961,320	65%
Home improvement	575,210	31	436,772	29
Commercial	93,735	5	76,696	5
Medallion	13,973	1	14,046	1
Strategic partnership	773	*	90	*
Total gross loans	1,855,510	100%	1,488,924	100%
Allowance for loan losses	(61,535)		(50,166)
Total net loans	$1,793,975		$1,438,758

(*) Less than 1%

The following tables show the activity of the gross loans for the three and nine months ended September 30, 2022 and 2021.

Three Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621
Loan originations	149,151	100,451	4,500	152	19,428	273,682
Principal payments, sales, maturities, and recoveries	(66,338)	(49,630)	(4,017)	(331)	(19,248)	(139,564)
Charge-offs	(7,534)	(1,780)	(3,857)	—	—	(13,171)
Transfer to loan collateral in process of foreclosure, net	(2,862)	—	—	—	—	(2,862)
Amortization of origination costs	(3,008)	494	—	—	—	(2,514)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	5,800	(513)	—	—	—	5,287
Paid-in-kind interest	—	—	181	—	—	181
Gross loans – September 30, 2022	$1,171,819	$575,210	$93,735	$13,973	$773	$1,855,510

Nine Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	433,764	295,443	28,172	396	34,267	792,042
Principal payments, sales, maturities, and recoveries	(204,568)	(152,800)	(6,220)	(126)	(33,584)	(397,298)
Charge-offs	(17,675)	(3,948)	(5,441)	(75)	—	(27,139)
Transfer to loan collateral in process of foreclosure, net	(8,391)	—	—	(268)	—	(8,659)
Amortization of origination costs	(8,378)	1,194	—	—	—	(7,184)
Amortization of loan premium	(180)	(270)	—	—	—	(450)
FASB origination costs, net	15,927	(1,181)	—	—	—	14,746
Paid-in-kind interest	—	—	528	—	—	528
Gross loans – September 30, 2022	$1,171,819	$575,210	$93,735	$13,973	$773	$1,855,510

Three Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567
Loan originations	118,407	68,692	5,700	—	2,969	195,768
Principal payments, sales, maturities, and recoveries	(70,350)	(38,571)	(3,332)	(1,449)	(2,944)	(116,646)
Charge-offs	335	239	—	265	—	839
Transfer to loan collateral in process of foreclosure, net	(2,085)	—	—	(397)	—	(2,482)
Amortization of origination costs	(2,532)	386	—	—	—	(2,146)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	3,869	(139)	12	1	—	3,743
Paid-in-kind interest	—	—	188	—	—	188
Gross loans – September 30, 2021	$933,790	$398,774	$72,088	$14,934	$95	$1,419,681

Nine Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	346,724	179,743	20,916	—	7,339	554,722
Principal payments, sales, maturities, and recoveries	(199,449)	(115,369)	(14,861)	(5,663)	(7,268)	(342,610)
Charge-offs	(1,334)	(237)	—	(10,529)	—	(12,100)
Transfer to loan collateral in process of foreclosure, net	(8,118)	—	—	(5,027)	—	(13,145)
Amortization of origination costs	(7,171)	1,293	12	(2)	—	(5,868)
Amortization of loan premium	(161)	(256)	—	(1,615)	—	(2,032)
FASB origination costs, net	10,613	(433)	12	2	—	10,194
Paid-in-kind interest	—	—	682	—	—	682
Gross loans – September 30, 2021	$933,790	$398,774	$72,088	$14,934	$95	$1,419,681

The following table sets forth the activity in the allowance for loan losses for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Allowance for loan losses – beginning balance	$59,152	$46,946	$50,166	$57,548
Charge-offs
Recreation	(7,534)	(2,313)	(17,675)	(10,038)
Home improvement	(1,780)	(523)	(3,948)	(1,990)
Commercial	(3,857)	—	(5,441)	—
Medallion	—	(1,142)	(75)	(15,047)
Total charge-offs	(13,171)	(3,978)	(27,139)	(27,075)
Recoveries
Recreation	3,348	2,648	10,473	8,704
Home improvement	713	763	1,857	1,753
Commercial	—	—	47	—
Medallion	1,446	1,406	5,085	4,518
Total recoveries	5,507	4,817	17,462	14,975
Net recoveries (charge-offs) (1)	(7,664)	839	(9,677)	(12,100)
Provision (benefit) for loan losses	10,047	(337)	21,046	2,000
Allowance for loan losses – ending balance (2)	$61,535	$47,448	$61,535	$47,448
(1)
As of September 30, 2022, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $252.5 million, some of which may represent collection opportunities for the Company.
(2)
As of September 30, 2022 and September 30, 2021, there were no allowance for loan losses and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of September 30, 2022 and December 31, 2021.

September 30, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$40,768	66%	3.48%	132.45%
Home improvement	10,208	17	1.77	33.17
Commercial	963	1	1.03	3.13
Medallion	9,596	16	68.68	31.18
Total	$61,535	100%	3.32%	199.93%

December 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$32,435	64%	3.37%	91.18%
Home improvement	7,356	15	1.68	20.68
Commercial	1,141	2	1.49	3.21
Medallion	9,234	19	65.74	25.96
Total	$50,166	100%	3.37%	141.03%

The following table presents total nonaccrual loans and foregone interest. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Total nonaccrual loans	$30,780	$35,571
Interest foregone quarter to date	504	466
Amount of foregone interest applied to principal in the quarter	101	114
Interest foregone year to date	1,670	1,620
Amount of foregone interest applied to principal for the year	301	432
Interest foregone life-to-date	3,251	3,623
Amount of foregone interest applied to principal life-to-date	1,178	942
Percentage of nonaccrual loans to gross loan portfolio	1.7%	2.4%
Percentage of allowance for loan losses to nonaccrual loans	199.9%	141.0%

The following tables present the performance status of loans as of September 30, 2022 and December 31, 2021.

September 30, 2022 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,164,526	$7,293	$1,171,819	0.62%
Home improvement	574,722	488	575,210	0.08
Commercial	84,340	9,395	93,735	10.02
Medallion	—	13,973	13,973	100.00
Strategic partnership	773	—	773	—
Total	$1,824,361	$31,149	$1,855,510	1.68%

December 31, 2021 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$955,763	$5,557	$961,320	0.58%
Home improvement	436,640	132	436,772	0.03
Commercial	60,366	16,330	76,696	21.29
Medallion	—	14,046	14,046	100.00
Strategic partnership	90	—	90	—
Total	$1,452,859	$36,065	$1,488,924	2.42%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of September 30, 2022 and December 31, 2021, all of which had an allowance recorded against the principal balance.

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$7,293	$7,293	$251	$5,557	$5,557	$188
Home improvement	488	488	9	132	132	2
Commercial	9,395	9,469	963	16,330	16,360	1,141
Medallion	13,973	15,077	9,596	14,046	14,958	8,837
Total nonperforming loans with an allowance	$31,149	$32,327	$10,819	$36,065	$37,007	$10,168

	Three Months Ended September 30,
	2022		2021
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$6,903	$114	$4,423	$148
Home improvement	491	—	161	—
Commercial	13,577	—	16,531	—
Medallion	16,128	—	16,941	—
Total nonperforming loans with an allowance	$37,099	$114	$38,056	$148

	Nine Months Ended September 30,
	2022		2021
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$6,895	$303	$4,641	$425
Home improvement	459	—	151	—
Commercial	13,494	—	16,926	—
Medallion	16,326	—	17,101	—
Total nonperforming loans with an allowance	$37,174	$303	$38,819	$425

The following tables show the aging of all loans as of September 30, 2022 and December 31, 2021.

September 30, 2022	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$23,901	$9,306	$5,090	$38,297	$1,096,692	$1,134,989	$—
Home improvement	2,149	882	491	3,522	574,104	577,626	—
Commercial	—	—	74	74	93,660	93,734	—
Medallion	654	—	313	967	13,006	13,973	—
Strategic partnership	—	—	—	—	773	773	—
Total	$26,704	$10,188	$5,968	$42,860	$1,778,235	$1,821,095	$—
(1)
Excludes loan premiums of $0.1 million and $34.3 million of capitalized loan origination costs.

December 31, 2021	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$20,037	$6,569	$3,818	$30,424	$901,435	$931,859	$—
Home improvement	1,517	479	132	2,128	436,803	438,931	—
Commercial	1,795	—	74	1,869	74,827	76,696	—
Medallion	215	7,125	—	7,340	6,706	14,046	—
Strategic partnership	—	—	—	—	90	90	—
Total	$23,564	$14,173	$4,024	$41,761	$1,419,861	$1,461,622	$—
(1)
Excludes loan premiums of $0.5 million and $26.8 million of capitalized loan origination costs.
The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 330% and 295% as of September 30, 2022 and December 31, 2021.

The following table shows the TDRs which the Company entered into during the three and nine months ended September 30, 2022.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended September 30, 2022
Recreation loans	34	$549	$549
Medallion loans	—	—	—
Nine months ended September 30, 2022
Recreation loans	56	$825	$825
Medallion loans	2	252	252

As of September 30, 2022, no medallion or commercial loans modified as TDRs in the previous 12 months were in default. As of September 30, 2022, 37 recreation loans modified as TDRs were in default and had an investment value of $0.5 million.

The following table shows the TDRs which the Company entered into during the three and nine months ended September 30, 2021.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended September 30, 2021
Recreation loans	8	$94	$55
Medallion loans	1	77	77
Nine months ended September 30, 2021
Recreation loans	47	$568	$525
Medallion loans	11	3,071	3,071

As of September 30, 2021, 37 medallion loans modified as TDRs in the previous 12 months were in default and had an investment value of $0.5 million. As of September 30, 2021, 37 recreation loans modified as TDRs in the previous 12 months were in default and had an investment value of $0.4 million.

The following tables show the activity of loan collateral in process of foreclosure, which relate only to the recreation and medallion loans, for the three and nine months ended September 30, 2022 and 2021.

Three Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974
Transfer from loans, net	2,862	—	2,862
Sales	(1,399)	(544)	(1,943)
Cash payments received	—	(2,243)	(2,243)
Collateral valuation adjustments	(1,225)	(94)	(1,319)
Loan collateral in process of foreclosure – September 30, 2022	$1,116	$23,215	$24,331

Nine Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	8,391	268	8,659
Sales	(5,797)	(2,659)	(8,456)
Cash payments received	—	(9,496)	(9,496)
Collateral valuation adjustments	(3,198)	(608)	(3,806)
Loan collateral in process of foreclosure – September 30, 2022	$1,116	$23,215	$24,331

Three Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039
Transfer from loans, net	2,085	397	2,482
Sales	(1,554)	(1,640)	(3,194)
Cash payments received	—	(4,525)	(4,525)
Collateral valuation adjustments	(640)	(618)	(1,258)
Loan collateral in process of foreclosure – September 30, 2021	$773	$41,771	$42,544

Nine Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	8,118	5,027	13,145
Sales	(5,842)	(1,871)	(7,713)
Cash payments received	—	(8,948)	(8,948)
Collateral valuation adjustments	(2,935)	(5,565)	(8,500)
Loan collateral in process of foreclosure – September 30, 2021	$773	$41,771	$42,544

As of September 30, 2022, medallion loans in the process of foreclosure included 459 medallions in the New York City market, 335 medallions in the Chicago market, 57 medallions in the Newark market, and 40 medallions in other markets.

(5) FUNDS BORROWED

The outstanding balances of funds borrowed were as follows:

	Payments Due for the Twelve Months Ending September 30,
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	September 30, 2022(1)	December 31, 2021(1)	Interest Rate (2)
Deposits (3)	$479,761	$375,974	$389,223	$157,890	$155,854	$—	$1,558,702	$1,253,288	1.63%
Privately placed notes	—	36,000	—	31,250	—	53,750	121,000	121,000	7.66
SBA debentures and borrowings	5,000	12,763	14,000	14,000	2,000	21,000	68,763	69,963	2.94
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	5.27
Total	$484,761	$424,737	$403,223	$203,140	$157,854	$107,750	$1,781,465	$1,477,251	2.16%
(1)
Excludes deferred financing costs of $7.2 million and $7.1 million as of September 30, 2022 and December 31, 2021.
(2)
Weighted average contractual rate as of September 30, 2022.
(3)
Balance excludes $1.0 million and $0.8 million of strategic partner reserve deposits as of September 30, 2022 and December 31, 2021.

(A) DEPOSITS

Substantially all deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. The Bank did not have any uninsured deposits as of September 30, 2022 and December 31, 2021. In October 2020, the Bank began to originate time deposits through an internet listing service. These deposits are from other financial institutions and, as of September 30, 2022 and December 31, 2021, the Bank had $9.2 million and $8.7 million in listing service deposit balances. The following table presents the maturity of the deposit pools, which excludes strategic partner reserve deposits, as of September 30, 2022.

(Dollars in thousands)	September 30, 2022
Three months or less	$110,763
Over three months through six months	128,094
Over six months through one year	240,904
Over one year	1,078,941
Total deposits	$1,558,702

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

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, which fee was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33.5 million in principal into a new loan by the SBA to FSVC in the principal amount of $34.0 million, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34.0 million. The SBA Loan bears interest at a rate of 3.25% and all remaining unpaid principal and interest are due on April 30, 2024, the maturity date. As of September 30, 2022, there were $9.5 million commitments available, and $68.8 million was outstanding, including $7.8 million under the SBA Note.

On July 31, 2020, MCI accepted a commitment from the SBA for $25.0 million in debenture financing. As part of the acceptance, MCI paid the SBA a 1% commitment fee. The commitment expires September 24, 2024. As of September 30, 2022, $15.5 million of the commitment had been drawn, including $8.5 million to replace debentures which matured in 2021.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (3.75% at September 30, 2022) plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the preferred securities were repurchased from a third-party investor. As of September 30, 2022, $33.0 million was outstanding on the preferred securities.

(E) COVENANT COMPLIANCE

From time to time the Company may enter into debt agreements which may contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios, including minimum net worth. As of September 30, 2022, the Company did not have any borrowing agreements that contained any such restrictions.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2030 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease costs	$580	$571	$1,759	$1,715
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	684	481	1,764	1,780
Right-of-use asset obtained in exchange for lease liability	(47)	(41)	(133)	(76)

The following table presents the breakout of the operating leases as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$9,699	$10,045
Other current liabilities	2,095	2,159
Operating lease liabilities	8,580	9,053
Total operating lease liabilities	10,675	11,212
Weighted average remaining lease term	5.9 years	5.4 years
Weighted average discount rate	5.54%	5.54%

At September 30, 2022, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2022	$638
2023	2,518
2024	2,526
2025	2,505
2026	2,440
Thereafter	2,502
Total lease payments	13,129
Less imputed interest	2,454
Total operating lease liabilities	$10,675

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

The following table sets forth the significant components of our deferred and other tax assets and liabilities as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Goodwill and other intangibles	$(43,509)	$(43,894)
Provision for loan losses	10,360	11,057
Net operating loss carryforwards (1)	3,570	12,167
Accrued expenses, compensation, and other assets	4,042	2,579
Unrealized gains on other investments	1,700	2,176
Total deferred tax liability	(23,837)	(15,915)
Valuation allowance	(2,295)	(2,295)
Deferred tax liability, net	$(26,132)	$(18,210)
(1)
As of September 30, 2022, the Company and its subsidiaries had an estimated $10.9 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $1.3 million as of September 30, 2022.

The components of our tax provision for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Current
Federal	$693	$1,359	$2,181	$2,154
State	340	721	1,109	991
Deferred
Federal	2,081	3,198	7,679	9,252
State	91	889	1,923	4,176
Net provision for income taxes	$3,205	$6,167	$12,892	$16,573

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Statutory Federal income tax provision at 21%	$2,613	$4,807	$10,142	$11,331
State and local income taxes, net of federal income tax	511	942	1,984	2,217
Change in state income tax accruals	—	—	—	1,833
Change in effective state income tax rates and accrual	—	110	—	1,479
Income attributable to non-controlling interest	—	(183)	—	(449)
Non-deductible expenses	410	132	1,484	(81)
Other	(329)	359	(718)	243
Total income tax provision	$3,205	$6,167	$12,892	$16,573

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of September 30, 2022.

The Company has filed tax returns in many states and jurisdictions. Federal, New York State, New York City, and Utah tax filings of the Company for the tax years 2019 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 3,396,965 remained issuable as of September 30, 2022. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At September 30, 2022, 1,081,123 options on the Company’s common stock were outstanding under the Company’s plans, of which 552,056 options were exercisable. Additionally, there were 744,306 unvested shares under the Company’s restricted common stock plan, 130,939 unvested restricted stock units, and 60,992 vested restricted stock units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $3.50 per share for the nine months ended September 30, 2021. The following assumption categories are used to determine the value of any option grants. There were no grants issued during the nine months ended September 30, 2022.

	Nine Months Ended September 30,
	2022	2021
Risk free interest rate	—	0.97%
Expected dividend yield	—	—
Expected life of option in years (1)	—	6.25
Expected volatility (2)	—	53.98%
(1)
Expected life is calculated using the simplified method.
(2)
We determine our expected volatility based on our historical volatility.

The following table presents the activity for the stock option programs for the 2022 first, second, and third quarters and the 2021 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2020 (2)	951,669	$2.14 - 12.55	$6.41
Granted	317,398	6.79	6.79
Cancelled	(113,310)	4.89 - 11.53	6.64
Exercised (1)	(44,070)	5.21 - 7.25	5.58
Outstanding at December 31, 2021	1,111,687	$2.14 - 12.55	$6.41
Granted	—	—	—
Cancelled	(4,783)	4.89 - 7.25	5.69
Exercised (1)	(23,192)	4.89 - 7.25	6.53
Outstanding at March 31, 2022 (2)	1,083,712	$2.14 - 12.55	$6.53
Granted	—	—	—
Cancelled	(2,103)	4.89 - 7.25	6.37
Exercised (1)	—	—	—
Outstanding at June 30, 2022 (2)	1,081,609	$2.14 - 12.55	$6.53
Granted	—	—	—
Cancelled	(486)	4.89 - 7.25	6.07
Exercised (1)	—	—	—
Outstanding at September 30, 2022 (2)	1,081,123	$2.14 - 12.55	$6.53
Options exercisable at:
December 31, 2021	320,922	$2.14 - 12.55	$6.53
September 30, 2022	552,056	$2.14 - 12.55	$6.54
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0 and less than $0.1 million for the three and nine months ended September 30, 2022 and was $0.2 million for the year ended December 31, 2021.
(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2022 and the related exercise price of the underlying options, was $0.6 million for outstanding options and $0.3 million for exercisable options as of September 30, 2022. The remaining contractual life was 7.3 years for outstanding options and 6.8 years for exercisable options at September 30, 2022.

The following table presents the activity for the restricted stock programs for the 2022 first, second, and third quarters and the 2021 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2020	416,140	$4.39 - 7.25	$6.24
Granted	258,120	6.79 - 8.40	7.38
Cancelled	(21,940)	4.89 - 7.25	5.98
Vested (1)	(158,994)	4.39 - 7.25	6.16
Outstanding at December 31, 2021(2)	493,326	$4.89 - 8.40	$6.87
Granted	383,925	7.68	7.68
Cancelled	(5,747)	4.89 - 8.40	7.33
Vested (1)	(126,234)	4.89 - 7.25	6.55
Outstanding at March 31, 2022(2)	745,270	$4.89 - 8.40	$7.34
Granted	—	—	—
Cancelled	(583)	4.89 - 8.40	7.58
Vested (1)	—	—	—
Outstanding at June 30, 2022(2)	744,687	$4.89 - 8.40	$7.34
Granted	—	—	—
Cancelled	(381)	4.89 - 8.40	7.76
Exercised (1)	—	—	—
Outstanding at September 30, 2022 (2)	744,306	$4.89 - 8.40	$7.34
(1)
The aggregate fair value of the restricted stock vested was $0 and $1.0 million for the three and nine months ended September 30, 2022 and was $1.1 million for the year ended December 31, 2021.
(2)
The aggregate fair value of the restricted stock was $5.2 million as of September 30, 2022. The remaining vesting period was 2.4 years at September 30, 2022.

During the three and nine months ended September 30, 2022, the Company granted 129,638 restricted stock units (RSUs) with a grant price of $6.75 and during the year ended December 31, 2021, granted 16,803 RSUs which vested on June 17, 2022 with a grant price of $8.87. For the RSUs granted in 2022 and 2021, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of September 30, 2022, there were 191,931 RSUs outstanding, 60,992 of which had previously vested.

The following table presents the activity for the unvested options outstanding under the plans for the 2022 first, second, and third quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2021	790,765	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(4,200)	4.89 - 7.25	5.48
Vested	(256,972)	4.89 - 7.25	6.55
Outstanding at March 31, 2022	529,593	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(365)	4.89 - 7.25	5.78
Vested	—	—	—
Outstanding at June 30, 2022	529,228	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(161)	4.89 - 7.25	5.39
Vested	—	—	—
Outstanding at September 30, 2022	529,067	$4.89 - 7.25	$6.25

The intrinsic value of the options vested was $0.0 and $0.3 million for the three and nine months ended September 30, 2022.
(9) SEGMENT REPORTING

The Company currently has five business segments, which include four lending and a non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are operated by the Bank and include loans in all fifty states. The highest concentrations of recreation loans are in Texas and Florida at 15% and 9% of loans outstanding and with no other states over 9% as of September 30, 2022. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 58%, 20%, and 13% of the segment portfolio as of September 30, 2022. The home improvement lending segment works with contractors and financial service providers to finance residential home improvements concentrated in roofs, swimming pools, and windows at 37%, 23%, and 12% of total home improvement loans outstanding, and with no other product lines over 10% as of September 30, 2022. The highest concentrations of home improvement loans are in Texas and Florida at 10% and 9% of loans outstanding and with no other states over 9% as of September 30, 2022. The commercial lending segment focuses on enterprise-wide industries, including manufacturing services, and various other industries, and 51% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, substantially all of which are located in the New York City metropolitan area as of September 30, 2022.

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
The following tables present segment data as of and for the three and nine months ended September 30, 2022 and 2021.

Three Months Ended September 30, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$36,539	$11,689	$2,493		$92	$881	$51,694
Total interest expense	5,003	2,093	780		133	1,645	9,654
Net interest income (loss)	31,536	9,596	1,713		(41)	(764)	42,040
Provision (recoveries) for loan losses	7,182	2,041	2,100		(1,275)	(1)	10,047
Net interest income (loss) after loss provision	24,354	7,555	(387)		1,234	(763)	31,993
Other income (expense), net	(7,178)	(3,163)	(2,214)		(2,686)	(4,399)	(19,640)
Net income (loss) before taxes	17,176	4,392	(2,601)		(1,452)	(5,162)	12,353
Income tax (provision) benefit	(4,499)	(1,152)	700		394	1,352	(3,205)
Net income (loss) after taxes	12,677	3,240	(1,901)		(1,058)	(3,810)	9,148
Income attributable to the non-controlling interest	*	*	*		*	*	1,512
Total net income (loss) attributable to Medallion Financial Corp.	$12,677	$3,240	$(1,901)		$(1,058)	$(3,810)	$7,636
Balance Sheet Data
Total loans, net	$1,131,051	$565,002	$92,772		$4,377	$773	$1,793,975
Total assets	1,145,380	569,603	102,367		27,860	354,331	2,199,541
Total funds borrowed	928,194	461,595	82,956		22,577	287,143	1,782,465
Selected Financial Ratios
Return on average assets	4.54%	2.36%	(7.32)%		(13.00)%	(4.10)%	1.68%
Return on average equity	27.07	14.06	(43.65)		(74.61)	(24.41)	10.03
Return on average stockholders' equity	*	*	*		*	*	10.35
Interest yield	13.19	8.57	10.82		8.12	N/A	10.97
Net interest margin	11.38	7.03	7.43		(3.62)	N/A	8.91
Reserve coverage	3.48	1.77	1.03	(1)	68.68	N/A	3.32
Delinquency status(2)	0.45	0.08	0.08	(1)	2.24	N/A	0.33
Charge-off (recovery) ratio(4)	1.51	0.78	16.74	(3)	(127.68)	N/A	1.75
(1)
Ratio is based on total commercial lending balances and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances and relates to the total loan business.
(4)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

Nine Months Ended September 30, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$101,189	$31,977	$6,701		$469	$1,772	$142,108
Total interest expense	12,700	5,060	2,287		426	4,785	25,258
Net interest income (loss)	88,489	26,917	4,414		43	(3,013)	116,850
Provision (recoveries) for loan losses	15,536	4,943	5,234		(4,819)	152	21,046
Net interest income (loss) after loss provision	72,953	21,974	(820)		4,862	(3,165)	95,804
Other income (expense), net	(21,549)	(9,269)	(282)		(4,252)	(12,248)	(47,600)
Net income (loss) before taxes	51,404	12,705	(1,102)		610	(15,413)	48,204
Income tax (provision) benefit	(13,747)	(3,398)	295		(163)	4,121	(12,892)
Net income (loss) after taxes	37,657	9,307	(807)		447	(11,292)	35,312
Income attributable to the non-controlling interest	*	*	*		*	*	4,535
Total net income (loss) attributable to Medallion Financial Corp.	$37,657	$9,307	$(807)		$447	$(11,292)	$30,777
Balance Sheet Data
Total loans, net	$1,131,051	$565,002	$92,772		$4,377	$773	$1,793,975
Total assets	1,145,380	569,603	102,367		27,860	354,331	2,199,541
Total funds borrowed	928,194	461,595	82,956		22,577	287,143	1,782,465
Selected Financial Ratios
Return on average assets	4.86%	2.48%	(1.05)%		1.30%	(4.24)%	2.33%
Return on average equity	27.16	13.91	(6.08)		6.99	(25.15)	13.05
Return on average stockholders' equity	*	*	*		*	*	14.06
Interest yield	13.26	8.67	10.55		13.61	N/A	11.03
Net interest margin	11.60	7.30	6.95		1.25	N/A	9.09
Reserve coverage	3.48	1.77	1.03	(1)	68.68	N/A	3.32
Delinquency status(2)	0.45	0.08	0.08	(1)	2.24	N/A	0.33
Charge-off (recovery) ratio(4)	0.94	0.57	8.49	(3)	(145.36)	N/A	0.81
(1)
Ratio is based on total commercial lending balances and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances and relates to the total loan business.
(4)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

Three Months Ended September 30, 2021	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income	$30,529	$8,586	$2,055		$1	$—	$326	$41,497
Total interest expense	2,305	958	662		2,009	38	1,454	7,426
Net interest income (loss)	28,224	7,628	1,393		(2,008)	(38)	(1,128)	34,071
Provision (recoveries) for loan losses	916	369	—		(1,944)	—	322	(337)
Net interest income (loss) after loss provision	27,308	7,259	1,393		(64)	(38)	(1,450)	34,408
Sponsorship and race winnings	—	—	—		—	3,335	—	3,335
Race team related expenses	—	—	—		—	(2,424)	—	(2,424)
Other income (expense), net	(8,856)	(3,437)	636		2,073	(2,066)	(778)	(12,428)
Net income (loss) before taxes	18,452	3,822	2,029		2,009	(1,193)	(2,228)	22,891
Income tax (provision) benefit	(4,752)	(951)	(510)		(504)	299	251	(6,167)
Net income (loss) after taxes	13,700	2,871	1,519		1,505	(894)	(1,977)	16,724
Income attributable to the non-controlling interest	*	*	*		*	*	*	784
Total net income (loss) attributable to Medallion Financial Corp.	$13,700	$2,871	$1,519		$1,505	$(894)	$(1,977)	$15,940
Balance Sheet Data
Total loans net	$902,234	$392,278	$70,232		$5,538	$—	$1,951	$1,372,233
Total assets	916,109	405,439	92,257		93,683	30,969	266,777	1,805,234
Total funds borrowed	712,474	296,509	73,806		74,941	8,054	258,358	1,424,142
Selected Financial Ratios
Return on average assets	6.09%	2.89%	6.60%		6.12%	(11.28)%	(2.65)%	3.73%
Return on average equity	30.46	14.43	32.99		30.62	(11.08)	(19.79)	20.02
Return on average stockholders' equity	*	*	*		*	*	*	24.38
Interest yield	13.78	9.04	12.04		0.09	N/A	N/A	11.55
Net interest margin	12.74	8.03	8.16		(139.64)	N/A	N/A	9.48
Reserve coverage	3.38	1.63	(0.00)	(1)	49.98	N/A	N/A	3.34
Delinquency status(2)	0.34	0.04	0.10	(1)	5.42	N/A	N/A	0.29
Charge-off (recovery) ratio(4)	(0.15)	(0.25)	—	(3)	(43.01)	N/A	N/A	(0.38)
(1)
Ratio is based on total commercial lending balances and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances and relates to the total loan business.
(4)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

Nine Months Ended September 30, 2021	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending		Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income (loss)	$86,857	$24,732	$4,920		$(1,543)	$—	$987	$115,953
Total interest expense	7,962	3,309	1,950		5,903	113	4,481	23,718
Net interest income (loss)	78,895	21,423	2,970		(7,446)	(113)	(3,494)	92,235
Provision (recoveries) for loan losses	5,546	1,575	—		(5,931)	—	810	2,000
Net interest income (loss) after loss provision	73,349	19,848	2,970		(1,515)	(113)	(4,304)	90,235
Sponsorship and race winnings	—	—	—		—	10,153	—	10,153
Race team related expenses	—	—	—		—	(7,219)	—	(7,219)
Other income (expense), net	(21,774)	(7,989)	107		(1,228)	(5,689)	(2,637)	(39,210)
Net income (loss) before taxes	51,575	11,859	3,077		(2,743)	(2,868)	(6,941)	53,959
Income tax (provision) benefit	(13,281)	(3,054)	(773)		689	720	(874)	(16,573)
Net income (loss) after taxes	38,294	8,805	2,304		(2,054)	(2,148)	(7,815)	37,386
Income attributable to the non-controlling interest	*	*	*		*	*	*	2,748
Total net income (loss) attributable to Medallion Financial Corp.	$38,294	$8,805	$2,304		$(2,054)	$(2,148)	$(7,815)	$34,638
Balance Sheet Data
Total loans net	$902,234	$392,278	$70,232		$5,538	$—	$1,951	$1,372,233
Total assets	916,109	405,439	92,257		93,683	30,969	266,777	1,805,234
Total funds borrowed	712,474	296,509	73,806		74,941	8,054	258,358	1,424,142
Selected Financial Ratios
Return on average assets	6.08%	3.20%	3.68%		(2.52)%	(8.89)%	(3.68)%	2.73%
Return on average equity	30.39	16.02	18.38		(12.60)	(386.73)	(27.18)	15.61
Return on average stockholders' equity	*	*	*		*	*	*	18.71
Interest yield	14.05	9.37	10.56		(23.55)	N/A	N/A	11.56
Net interest margin	12.76	8.11	6.37		(113.66)	N/A	N/A	9.19
Reserve coverage	3.38	1.63	(0.00)	(1)	49.98	N/A	N/A	3.34
Delinquency status(2)	0.34	0.04	0.10	(1)	5.42	N/A	N/A	0.29
Charge-off (recovery) ratio	0.22	0.09	—	(3)	143.94	N/A	N/A	1.17
(1)
Ratio is based on total commercial lending balances and relates solely to the legacy commercial loan business.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances and relates to the total loan business.

(*) Line item is not applicable to segments.
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

Employment agreements expire at various dates through 2027, with future minimum payments under these agreements of approximately $12.1 million.

(B) OTHER COMMITMENTS

As of September 30, 2022, the Company had one commitment to extend credit of up to $1.8 million with an expiration date of January 1, 2025. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors, serves as the Company’s Senior Vice President at a salary of $239,000 per year, an increase from $195,000 per year in 2021. Mr. Rudnick received an annual cash bonus of $75,000 and $32,500 as well as an equity bonus in the amount of $45,019 and $30,000, during the nine months ended September 30, 2022 and 2021.

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

(f) Commitments to extend credit—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2022 and December 31, 2021, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings—The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$98,202	$98,202	$124,484	$124,484
Equity investments	10,670	10,670	9,726	9,726
Investment securities	48,354	48,354	44,772	44,772
Loans receivable	1,793,975	1,793,975	1,438,758	1,438,758
Accrued interest receivable (2)	11,959	11,959	10,621	10,621
Equity securities(3)	1,721	1,721	1,950	1,950
Financial liabilities
Funds borrowed	1,782,465	1,782,465	1,478,001	1,478,001
Accrued interest payable (2)	3,432	3,432	3,395	3,395
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million in interest bearing deposits categorized as level 2 as of September 30, 2022 and December 31, 2021. See Note 13.
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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

September 30, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	48,354	—	48,354
Equity securities	1,721	—	—	1,721
Total(1)	$1,721	$49,604	$—	$51,325
(1)
Total unrealized losses of $1.5 million and $4.6 million, net of tax, was included in accumulated other comprehensive loss for the three and nine months ended September 30, 2022 related to these assets.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021.

September 30, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,670	$10,670
Impaired loans	—	—	30,780	30,780
Loan collateral in process of foreclosure	—	—	24,331	24,331
Total	$—	$—	$65,781	$65,781

December 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,726	$9,726
Impaired loans	—	—	35,571	35,571
Loan collateral in process of foreclosure	—	—	37,430	37,430
Total	$—	$—	$82,727	$82,727

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Fair Value at September 30, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$10,397	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	30,780	Market approach	Historical and actual loss experience	0.00% - 5.52%
				60% of balance
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	24,331	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$3.6 - 40.1
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

(15) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to September 30, 2022 through the date of financial statement issuance. As of such date, there were no subsequent events that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and nine months ended September 30, 2022 and the year ended December 31, 2021. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary, that originates consumer loans for the purchase of recreational vehicles, boats, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of September 30, 2022, our consumer loans represented 94% of our gross loan portfolio, and commercial loans represented 5%. Total assets were $2.2 billion and $1.9 billion as of September 30, 2022 and December 31, 2021.

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

The Bank is an industrial bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. The Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we referred a portion of our medallion and commercial loans to the Bank, which originated these loans, and have since been serviced by Medallion Servicing Corp., or MSC. However, other than in connection with dispositions of existing medallion assets, the Bank has not originated any new medallion loans since 2014 (and Medallion Financial Corp. has not originated any new medallion loans since 2015) and is working with MSC to service its remaining portfolio, as it winds down. MSC earns referral and servicing fees for these activities. In 2019, the Bank started building a strategic partnership program to provide lending and other services to financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020 and began issuing its first loans. The Bank continues to evaluate and launch partnership programs with fintech companies.

We continue to consider various alternatives for the Bank, which may include an initial public offering of its common stock, the sale of all or part of the Bank, a spin-off or other potential transaction. We do not have a deadline for its consideration of these alternatives, and there can be no assurance that this process will result in any transaction being announced or consummated.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At September 30, 2022, we identified our policies on the allowance for loan loss, goodwill and intangible assets, and deferred taxes, to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2021, and there have been no material changes in such policies and estimates since the date of such report.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 to defer implementation of the standard for smaller reporting companies, such as us, to fiscal years beginning after December 15, 2022. We are assessing the impact the update will have on our financial statements, but currently anticipate an initial 10-15% overall increase in our allowance as well as earlier recognition of credit losses and potentially greater volatility in the allowance and provision.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement, or Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2016-13. This new standard is effective for the fiscal years beginning after December 31, 2023 and clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. We have assessed the impact the update and determined it does not have a material impact on our financial statements.

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

COVID-19

In March 2020, in response to the COVID-19 pandemic, we adjusted the payment policies and procedures with our consumer and medallion businesses, and allowed borrowers to defer payments up to 180 days. As of September 30, 2022, no consumer or medallion loans remained on deferral related to COVID-19. For our medallion portfolio, we determined that anticipated payment activity on our medallion portfolio was impossible to quantify upon the end of the deferral moratorium, and therefore all medallion loans were deemed impaired, placed on nonaccrual status, and written down to each market’s net collateral value in the 2020 third quarter, with additional write-offs taken during 2021. We will continue to monitor our medallion portfolio and related assets, which may result in additional write-downs, charge-offs or impairments.

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

AVERAGE BALANCES AND RATES

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$4,288	$44	4.07%	$3,470	$11	1.26%
Federal funds sold	82,588	389	1.87	44,648	6	0.05
Investment securities	49,077	330	2.67	48,161	223	1.84
Loans
Recreation	1,099,362	36,539	13.19	879,027	30,538	13.78
Home improvement	541,273	11,689	8.57	376,989	8,586	9.04
Commercial	91,428	2,526	10.96	71,008	2,102	11.74
Medallion	4,493	112	9.89	5,705	26	1.81
Strategic partnerships	845	65	30.52	93	5	21.33
Total loans	1,737,401	50,931	11.63	1,332,822	41,257	12.28
Total interest-earning assets	1,873,354	51,694	10.96	1,429,101	41,497	11.55
Non-interest-earning assets
Cash	28,042			30,576
Equity investments	10,874			10,189
Loan collateral in process of foreclosure(1)	25,691			45,962
Goodwill and intangible assets	173,383			200,992
Other assets	44,958			43,538
Total non-interest-earning assets	282,948			331,257
Total assets	$2,156,302			$1,760,358
Interest-bearing liabilities
Deposits	$1,519,172	$6,240	1.63%	$1,164,457	$4,190	1.43%
Retail and privately placed notes	121,000	2,501	8.20	121,000	2,505	8.21
SBA debentures and borrowings	68,809	562	3.24	64,333	505	3.11
Preferred securities	33,000	351	4.22	33,000	191	2.30
Notes payable to banks	—	—	—	511	(3)	(2.33)
Other borrowings	—	—	—	8,049	38	1.87
Total interest-bearing liabilities	1,741,981	9,654	2.20	1,391,350	7,426	2.12
Non-interest-bearing liabilities
Deferred tax liability	23,837			9,621
Other liabilities (2)	28,748			27,971
Total non-interest-bearing liabilities	52,585			37,592
Total liabilities	1,794,566			1,428,942
Non-controlling interest	69,166			72,058
Total stockholders’ equity	292,570			259,358
Total liabilities and stockholders’ equity	$2,156,302			$1,760,358
Net interest income		$42,040			$34,071
Net interest margin			8.91%			9.48%
(1)
Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $7.8 million and $4.8 million as of September 30, 2022 and 2021.
(2)
Includes deferred financing costs of $7.2 million and $7.1 million as of September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$4,281	$130	4.06%	$3,130	$28	1.20%
Federal funds sold	70,754	492	0.93	42,135	15	0.05
Investment securities	46,743	830	2.37	45,091	666	1.97
Loans
Recreation	1,020,326	101,189	13.26	826,772	86,857	14.05
Home improvement	493,192	31,977	8.67	353,017	24,732	9.37
Commercial	84,957	6,892	10.85	65,606	5,178	10.55
Medallion	4,608	490	14.22	8,759	(1,538)	(23.48)
Strategic partnerships	477	108	30.27	59	15	33.99
Total loans	1,603,560	140,656	11.73	1,254,213	115,244	12.29
Total interest-earning assets	1,725,338	142,108	11.03	1,344,569	115,953	11.56
Non-interest-earning assets
Cash	42,455			45,244
Equity investments	10,578			9,833
Loan collateral in process of foreclosure(1)	30,759			50,096
Goodwill and intangible assets	173,744			201,354
Other assets	44,566			44,965
Total non-interest-earning assets	302,102			351,492
Total assets	$2,027,440			$1,696,061
Interest-bearing liabilities
Deposits	$1,393,541	$15,306	1.47%	$1,104,378	$13,366	1.62%
Retail and privately placed notes	121,000	7,506	8.29	120,615	7,729	8.57
SBA debentures and borrowings	69,353	1,646	3.17	63,138	1,586	3.36
Preferred securities	33,000	800	3.25	33,000	791	3.20
Notes payable to banks	—	—	—	13,441	133	1.32
Other borrowings	—	—	—	8,009	113	1.89
Total interest-bearing liabilities	1,616,894	25,258	2.09	1,342,581	23,718	2.36
Non-interest-bearing liabilities
Deferred tax liability	21,166			5,492
Other liabilities (2)	27,521			27,831
Total non-interest-bearing liabilities	48,687			33,323
Total liabilities	1,665,581			1,375,904
Non-controlling interest	69,241			72,597
Total stockholders’ equity	292,618			247,560
Total liabilities and stockholders’ equity	$2,027,440			$1,696,061
Net interest income		$116,850			$92,235
Net interest margin			9.09%			9.19%

(1)
Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $7.8 million and $4.8 million as of September 30, 2022 and 2021.
(2)
Includes deferred financing costs of $7.2 million and $7.1 million as of September 30, 2022 and 2021.

During the quarter, our net loans receivable had a yield of 11.63% (compared to 12.28% in the prior year’s third quarter), with the yield driven by our recreation, home improvement and commercial loans. The 65 basis point decrease from the prior year’s third quarter is attributable to our changing mix of loans, mainly driven by the growth in the home improvement loans, which have a lower coupon than our recreation and commercial loans, as well as competitive pressures in the home improvement segment. Our debt, a significant component being certificates of deposit, funds our growing lending businesses. Our average interest cost during the quarter of 2.20% increased 8 basis points from the prior year's third quarter, primarily reflecting the current year rising interest rates on certificates of deposit.

During the year to date period, our net loans receivable had a yield of 11.73% (compared to 12.29% in the prior year’s third quarter), the decrease was similarly driven by the changing mix of our loans, mainly driven by the growth in the home improvement loan portfolio. Despite rising costs associated with certificates of deposit during the current year, our average interest cost during the year to date period of 2.09% decreased 27 basis points from the prior year period, primarily reflecting the repayment of retail notes in the prior year, which carried a higher rate of interest when compared to privately placed notes issued in the prior year, offset by the increase in interest rates on certificates of deposits issued in the current year compared to the prior year.

RATE/VOLUME ANALYSIS

The following tables present the change in interest income and expense due to changes in the average balances (volume) and average yield/cost, calculated for the periods indicated.

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$193	$238	$431	$(1)	$(29)	$(30)
Investment securities	6	86	92	8	24	32
Loans
Recreation	7,323	(1,322)	6,001	3,886	(2,310)	1,576
Home improvement	3,548	(445)	3,103	1,886	(518)	1,368
Commercial	564	(140)	424	1	170	171
Medallion	(30)	116	86	(285)	1,220	935
Strategic partnerships	58	2	60	5	—	5
Total loans	$11,463	$(1,789)	$9,674	$5,493	$(1,438)	$4,055
Total interest-earning assets	$11,662	$(1,465)	$10,197	$5,500	$(1,443)	$4,057
Interest-bearing liabilities
Deposits	$1,457	$593	$2,050	$273	$(1,537)	$(1,264)
Retail and privately placed notes	—	(4)	(4)	(1,878)	(4,238)	(6,116)
SBA debentures and borrowings	37	20	57	(992)	6,966	5,974
Notes payable to banks	3	—	3	(75,638)	76,541	903
Preferred securities	—	160	160	1	(453)	(452)
Other borrowings	(38)	—	(38)	(3)	—	(3)
Total interest-bearing liabilities	$1,459	$769	$2,228	$(78,237)	$77,279	$(958)
Net	$10,203	$(2,234)	$7,969	$83,737	$(78,722)	$5,015

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$247	$332	$579	$(27)	$(81)	$(108)
Investment securities	29	135	164	(28)	(94)	(122)
Loans
Recreation	19,195	(4,863)	14,332	9,617	(5,285)	4,332
Home improvement	9,089	(1,844)	7,245	5,839	(538)	5,301
Commercial	1,570	144	1,714	(343)	(68)	(411)
Medallion	(441)	2,469	2,028	13,786	(15,410)	(1,624)
Strategic partnerships	95	(2)	93	13	2	15
Total loans	$29,508	$(4,096)	$25,412	$28,912	$(21,299)	$7,613
Total interest-earning assets	$29,784	$(3,629)	$26,155	$28,857	$(21,474)	$7,383
Interest-bearing liabilities
Deposits	$3,176	$(1,236)	$1,940	$789	$7,123	$7,912
Retail and privately placed notes	24	(247)	(223)	3,267	2,779	6,046
SBA debentures and borrowings	148	(88)	60	(239)	1,151	912
Notes payable to banks	(133)	—	(133)	(188)	(6)	(194)
Preferred securities	—	10	10	—	586	586
Other borrowings	(113)	—	(113)	(2)	74	72
Total interest-bearing liabilities	$3,102	$(1,561)	$1,541	$3,627	$11,707	$15,334
Net	$26,682	$(2,068)	$24,614	$25,230	$(33,181)	$(7,951)

During the three and nine months ended September 30, 2022, the increase in the interest earning assets was mainly driven by the increase in volume of consumer loans, even as the yield on these loans declined, due to a change in the portfolio mix, specifically the growing home improvement segment, the loans of which have a lower coupon than recreation loans. The increase in debt was similarly driven by the increase in the borrowings, mainly driven by deposits which are used to fund our growing loan portfolio, the costs of which increased in the current quarter.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, privately placed notes, fixed-rate, long-term debentures issued to the SBA, and have, in the past, included credit facilities with banks and other short-term notes payable. The Bank issues brokered time certificates of deposit, which are, on average, our lowest borrowing costs. The Bank is able to bid on these deposits at a variety of maturity options, which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The tables above show the average borrowings and related borrowing costs for the three and nine months ended September 30, 2022 and 2021. We expect our borrowing costs to increase as prevailing interest rates continue at, or rise from, these levels. Certificates of deposit issued during the 2022 third quarter carried interest rates up to 3.9%, whereas those issued in the 2021 quarter had rates significantly lower.

We continue to seek SBA funding through Medallion Capital, Inc., to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25.0 million commitment from the SBA. At September 30, 2022 and 2021, adjustable rate debt constituted just 2% and 3% of total debt.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which are amortized to interest income over the life of the loan. During the three and nine months ended September 30, 2022, there was continued growth in the consumer lending segments along with recoveries in the medallion segment, which was partly offset by consumer and medallion charge-offs during the period, the continuing of loans aged over 120 days transferred to loan collateral in process of foreclosure and payments received from borrowers.

Three Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621
Loan originations	149,151	100,451	4,500	152	19,428	273,682
Principal payments, sales, maturities, and recoveries	(66,338)	(49,630)	(4,017)	(331)	(19,248)	(139,564)
Charge-offs	(7,534)	(1,780)	(3,857)	—	—	(13,171)
Transfer to loan collateral in process of foreclosure, net	(2,862)	—	—	—	—	(2,862)
Amortization of origination costs	(3,008)	494	—	—	—	(2,514)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	5,800	(513)	—	—	—	5,287
Paid-in-kind interest	—	—	181	—	—	181
Gross loans – September 30, 2022	$1,171,819	$575,210	$93,735	$13,973	$773	$1,855,510

Nine Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	433,764	295,443	28,172	396	34,267	792,042
Principal payments, sales, maturities, and recoveries	(204,568)	(152,800)	(6,220)	(126)	(33,584)	(397,298)
Charge-offs	(17,675)	(3,948)	(5,441)	(75)	—	(27,139)
Transfer to loan collateral in process of foreclosure, net	(8,391)	—	—	(268)	—	(8,659)
Amortization of origination costs	(8,378)	1,194	—	—	—	(7,184)
Amortization of loan premium	(180)	(270)	—	—	—	(450)
FASB origination costs, net	15,927	(1,181)	—	—	—	14,746
Paid-in-kind interest	—	—	528	—	—	528
Gross loans – September 30, 2022	$1,171,819	$575,210	$93,735	$13,973	$773	$1,855,510

Three Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – June 30, 2021	$886,206	$368,257	$69,520	$16,514	$70	$1,340,567
Loan originations	118,407	68,692	5,700	—	2,969	195,768
Principal payments, sales, maturities, and recoveries	(70,350)	(38,571)	(3,332)	(1,449)	(2,944)	(116,646)
Charge-offs	335	239	—	265	—	839
Transfer to loan collateral in process of foreclosure, net	(2,085)	—	—	(397)	—	(2,482)
Amortization of origination costs	(2,532)	386	—	—	—	(2,146)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	3,869	(139)	12	1	—	3,743
Paid-in-kind interest	—	—	188	—	—	188
Gross loans – September 30, 2021	$933,790	$398,774	$72,088	$14,934	$95	$1,419,681

Nine Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	346,724	179,743	20,916	—	7,339	554,722
Principal payments, sales, maturities, and recoveries	(199,449)	(115,369)	(14,861)	(5,663)	(7,268)	(342,610)
Charge-offs	(1,334)	(237)	—	(10,529)	—	(12,100)
Transfer to loan collateral in process of foreclosure, net	(8,118)	—	—	(5,027)	—	(13,145)
Amortization of origination costs	(7,171)	1,293	12	(2)	—	(5,868)
Amortization of loan premium	(161)	(256)	—	(1,615)	—	(2,032)
FASB origination costs, net	10,613	(433)	12	2	—	10,194
Paid-in-kind interest	—	—	682	—	—	682
Gross loans – September 30, 2021	$933,790	$398,774	$72,088	$14,934	$95	$1,419,681

The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of September 30, 2022.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$23,934	$221,238	$1,435,268	$136,031	$1,816,471
Recreation	2,220	112,868	1,000,248	15,802	1,131,138
Home improvement	13,300	30,188	413,909	120,229	577,626
Commercial	5,209	67,414	21,111	—	93,734
Medallion	3,205	10,768	—	—	13,973
Adjustable-rate	$3,125	$726	$—	$—	$3,851
Recreation	3,125	726	—	—	3,851
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Medallion	—	—	—	—	—
Total loans(1)	$27,059	$221,964	$1,435,268	$136,031	$1,820,322
(1)
Excludes strategic partnership loans.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Our methodology to calculate the general reserve portion of the allowance includes the use of quantitative and qualitative factors. We initially determine an allowance based on quantitative loss factors for loans evaluated collectively for impairment. The quantitative loss factors are based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Qualitative loss factors are used to modify the reserve determined by the quantitative factors and are designed to account for losses that may not be included in the quantitative calculation according to management’s best judgment. If our qualitative loss factor rates were to increase 50 basis points, our recreation and home improvement general reserve would increase by $5.7 million and $2.9 million, respectively. Likewise, if our qualitative loss factor rates were to decrease 50 basis points, our recreation and home improvement general reserve would decrease by $5.7 million and $2.9 million, respectively. Performing loans are recorded at book value and the general reserve maintained to absorb expected losses consistent with GAAP.

For medallion loans, during the three and nine months ended September 30, 2022, we continued to utilize a value of $79,500 for New York City taxi medallions in determining loan loss allowances, despite reported transfer prices exceeding that level at various points during the period, as we continue to deem the entire medallion portfolio as impaired.

The following table sets forth the activity in the allowance for loan losses for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Allowance for loan losses – beginning balance	$59,152	$46,946	$50,166	$57,548
Charge-offs
Recreation	(7,534)	(2,313)	(17,675)	(10,038)
Home improvement	(1,780)	(523)	(3,948)	(1,990)
Commercial	(3,857)	—	(5,441)	—
Medallion	—	(1,142)	(75)	(15,047)
Total charge-offs	(13,171)	(3,978)	(27,139)	(27,075)
Recoveries
Recreation	3,348	2,648	10,473	8,704
Home improvement	713	763	1,857	1,753
Commercial	—	—	47	—
Medallion	1,446	1,406	5,085	4,518
Total recoveries	5,507	4,817	17,462	14,975
Net charge-offs (recoveries) (1)	(7,664)	839	(9,677)	(12,100)
Provision for loan losses	10,047	(337)	21,046	2,000
Allowance for loan losses – ending balance (2)	$61,535	$47,448	$61,535	$47,448
(1)
As of September 30, 2022, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $252.5 million, some of which may represent collection opportunities for us.
(2)
As of September 30, 2022, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of September 30, 2022 and December 31, 2021.

September 30, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$40,768	66%	3.48%	132.45%
Home improvement	10,208	17	1.77	33.17
Commercial	963	1	1.03	3.13
Medallion	9,596	16	68.68	31.18
Total	$61,535	100%	3.32%	199.93%

December 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$32,435	64%	3.37%	91.18%
Home improvement	7,356	15	1.68	20.68
Commercial	1,141	2	1.49	3.21
Medallion	9,234	19	65.74	25.96
Total	$50,166	100%	3.37%	141.03%

As of September 30, 2022, the total allowance rate for loan losses decreased 5 basis points from December 31, 2021, reflecting the change in portfolio mix, with growth in home improvement loans which carry a lower historic charge-off expense, and the actual allowance increased 23%, reflecting the overall increase in size of the loan portfolio. For recreation and home improvement loans, as of September 30, 2022 the allowances exclude $1.0 million and $0.1 million of loan loss allowances which have been netted within loans as a result of the consolidation of Medallion Bank.

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

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$5,090	0.3%	$3,818	0.3%
Home improvement	491	*	132	*
Commercial	74	*	74	*
Medallion	313	*	—	—
Total loans 90 days or more past due	$5,968	0.3%	$4,024	0.3%

(*) Less than 0.1%

(1)
Percentages are calculated against the total loan portfolio.

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 330% and 295% as of September 30, 2022 and December 31, 2021.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three months ended September 30, 2022 and 2021.

Three Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974
Transfer from loans, net	2,862	—	2,862
Sales	(1,399)	(544)	(1,943)
Cash payments received	—	(2,243)	(2,243)
Collateral valuation adjustments	(1,225)	(94)	(1,319)
Loan collateral in process of foreclosure – September 30, 2022	$1,116	$23,215	$24,331

Nine Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	8,391	268	8,659
Sales	(5,797)	(2,659)	(8,456)
Cash payments received	—	(9,496)	(9,496)
Collateral valuation adjustments	(3,198)	(608)	(3,806)
Loan collateral in process of foreclosure – September 30, 2022	$1,116	$23,215	$24,331

Three Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2021	$882	$48,157	$49,039
Transfer from loans, net	2,085	397	2,482
Sales	(1,554)	(1,640)	(3,194)
Cash payments received	—	(4,525)	(4,525)
Collateral valuation adjustments	(640)	(618)	(1,258)
Loan collateral in process of foreclosure – September 30, 2021	$773	$41,771	$42,544

Nine Months Ended September 30, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	8,118	5,027	13,145
Sales	(5,842)	(1,871)	(7,713)
Cash payments received	—	(8,948)	(8,948)
Collateral valuation adjustments	(2,935)	(5,565)	(8,500)
Loan collateral in process of foreclosure – September 30, 2021	$773	$41,771	$42,544

As of September 30, 2022, medallion loans in the process of foreclosure included 459 medallions in the New York City market, 335 medallions in the Chicago market, 57 medallions in the Newark market, and 40 medallions in other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for non-operating segments; RPAC and corporate and other investments. As mentioned earlier, the Company disposed of its investment in RPAC on December 1, 2021 and, as a result, all presented segment results are through such date. For information related to RPAC, refer to our 2021 Form 10-K. All results are for the three and nine months ended September 30, 2022 and 2021.

Recreation Lending

The recreation lending segment is a high-growth prime and non-prime consumer finance business which is a significant source of income for us, accounting for 71% and 71% of our interest income for the three and nine months ended September 30, 2022, and 74% and 75% for the three and nine months ended September 30, 2021. The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 58% of the portfolio, boat loans making up 20% of the portfolio, and trailer loans 13% as of September 30, 2022, compared to 60%, 20% and 9% as of September 30, 2021. Recreation loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas, Florida, and California at 15%, 9%, and 9% of loans outstanding, compared to 16%, 9%, and 10% as of September 30, 2021, and with no other states over 9%.

During the three and nine months ended September 30, 2022, the recreation portfolio grew, with the interest yield in both periods decreasing from the prior year periods as a result of the change in portfolio mix toward higher credit quality but lower yielding assets. Additionally, reserve rates increased 10 basis points from September 30, 2021 as we continued to see delinquencies at near historic lows, with charge-offs beginning to normalize in the third quarter of 2022.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Selected Earnings Data
Total interest income	$36,539	$30,529	$101,189	$86,857
Total interest expense	5,003	2,305	12,700	7,962
Net interest income	31,536	28,224	88,489	78,895
Provision for loan losses	7,182	916	15,536	5,546
Net interest income after loss provision	24,354	27,308	72,953	73,349
Other income (expense), net	(7,178)	(8,856)	(21,549)	(21,774)
Net income before taxes	17,176	18,452	51,404	51,575
Income tax provision	(4,499)	(4,752)	(13,747)	(13,281)
Net income after taxes	$12,677	$13,700	$37,657	$38,294
Balance Sheet Data
Total loans, gross			$1,171,819	$932,540
Total loan allowance			40,768	30,306
Total loans, net			1,131,051	902,234
Total assets			1,145,380	916,109
Total borrowings			928,194	712,474
Selected Financial Ratios
Return on average assets	4.54%	6.09%	4.86%	6.08%
Return on average equity	27.07	30.46	27.16	30.39
Interest yield	13.19	13.78	13.26	14.05
Net interest margin	11.38	12.74	11.60	12.76
Reserve coverage	3.48	3.38	3.48	3.38
Delinquency status (1)	0.45	0.34	0.45	0.34
Charge-off (recovery) ratio(2)	1.51	(0.15)	0.94	0.22
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment is a consumer finance business that works with contractors and financial service providers to finance home improvements and is concentrated in roofs, swimming pools, and windows at 37%, 23%, and 12% of total loans outstanding as of September 30, 2022, as compared to 28%, 26%, and 13% as of September 30, 2021, with no other collateral types over 10%. Home improvement loans are made to borrowers residing in all fifty states, with the highest concentrations in Texas and Florida at 10% and 9% of loans outstanding September 30, 2022, compared to 11% and 11% as of September 30, 2021, with no other states over 9%.

During the three and nine months ended September 30, 2022, the home improvement lending segment grew substantially with loans increasing 44% from the prior year. Reserve rates increased 14 basis points from a year ago. The interest yield was 8.57% and 8.67% for the three and nine months ended September 30, 2022, compared to 9.04% and 9.37% for the three and nine months ended September 30, 2021.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Selected Earnings Data
Total interest income	$11,689	$8,586	$31,977	$24,732
Total interest expense	2,093	958	5,060	3,309
Net interest income	9,596	7,628	26,917	21,423
Provision for loan losses	2,041	369	4,943	1,575
Net interest income after loss provision	7,555	7,259	21,974	19,848
Other income (expense), net	(3,163)	(3,437)	(9,269)	(7,989)
Net income before taxes	4,392	3,822	12,705	11,859
Income tax provision	(1,152)	(951)	(3,398)	(3,054)
Net income after taxes	$3,240	$2,871	$9,307	$8,805
Balance Sheet Data
Total loans, gross			$575,210	$398,165
Total loan allowance			10,208	5,887
Total loans, net			565,002	392,278
Total assets			569,603	405,439
Total borrowings			461,595	296,509
Selected Financial Ratios
Return on average assets	2.36%	2.89%	2.48%	3.20%
Return on average equity	14.06	14.43	13.91	16.02
Interest yield	8.57	9.04	8.67	9.37
Net interest margin	7.03	8.03	7.30	8.11
Reserve coverage	1.77	1.63	1.77	1.63
Delinquency status (1)	0.08	0.04	0.08	0.04
Charge-off (recovery) ratio	0.78	(0.25)	0.57	0.09
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 51% of which are located in the Midwest region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing, wholesale trade, administrative and support services, and construction making up 55%, 11%, 11%, and 10% of the loans outstanding as of September 30, 2022.

During 2022, the commercial portfolio continued to grow, with $4.5 million of new originations in the quarter and $28.2 million of new originations in the nine months. Additionally, reserve rates reflected reserves on specific investments.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2022 and 2021. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments. The commercial segment increased in the current year as originations exceeded repayments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Selected Earnings Data
Total interest income	$2,493	$2,055	$6,701	$4,920
Total interest expense	780	662	2,287	1,950
Net interest income	1,713	1,393	4,414	2,970
Provision for loan losses	2,100	—	5,234	—
Net interest (expense) income after loss provision	(387)	1,393	(820)	2,970
Other income (expense), net	(2,214)	636	(282)	107
Net income (loss) before taxes	(2,601)	2,029	(1,102)	3,077
Income tax (provision) benefit	700	(510)	295	(773)
Net (loss) income after taxes	$(1,901)	$1,519	$(807)	$2,304
Balance Sheet Data
Total loans, gross			$93,735	$70,232
Total loan allowance			963	—
Total loans, net			92,772	70,232
Total assets			102,367	92,257
Total borrowings			82,956	73,806
Selected Financial Ratios
Return on average assets	(7.32)%	6.60%	(1.05)%	3.68%
Return on average equity	(43.65)	32.99	(6.08)	18.38
Interest yield	10.82	12.04	10.55	10.56
Net interest margin	7.43	8.16	6.95	6.37
Reserve coverage(1)	1.03	(0.00)	1.03	(0.00)
Delinquency status (1) (2)	0.08	0.10	0.08	0.10
Charge-off (recovery) ratio(3)	16.74	—	8.49	—
(1)
Ratio is based off of total commercial balances, and relates solely to the legacy commercial loan balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances, and relates to the total loan business.

	As of September 30,
	2022		2021
Geographic Concentrations	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	15,149	16%	5,021	7%
Illinois	12,866	14	16,341	23
Minnesota	12,381	13	5,607	8
Texas	10,070	11	5,568	8
Michigan	6,364	7	10,837	15
Other (1)	36,905	39	26,858	39
Total	$93,735	100%	$70,232	100%
(1)
Includes 10 other states, which were all under 10% as of September 30, 2022, and four other states, all under 10% as of September 30, 2021.

Medallion Lending

The medallion lending segment operates primarily in New York City, and to a lesser extent in Newark, Chicago and other markets. During the three and nine months ended September 30, 2022, taxi medallion values remained consistent in the New York City market. We continue to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020 (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Selected Earnings Data
Total interest income (loss)	$92	$1	$469	$(1,543)
Total interest expense	133	2,009	426	5,903
Net interest (loss) income	(41)	(2,008)	43	(7,446)
Provision (recoveries) for loan losses	(1,275)	(1,944)	(4,819)	(5,931)
Net interest income (loss) after loss provision	1,234	(64)	4,862	(1,515)
Other income (expense), net	(2,686)	2,073	(4,252)	(1,228)
Net income (loss) before taxes	(1,452)	2,009	610	(2,743)
Income tax (provision) benefit	394	(504)	(163)	689
Net income (loss) after taxes	$(1,058)	$1,505	$447	$(2,054)
Balance Sheet Data
Total loans, gross			$13,973	$16,288
Total loan allowance			9,596	10,750
Total loans, net			4,377	5,538
Total assets			27,860	93,683
Total borrowings			22,577	74,941
Selected Financial Ratios
Return on average assets	(13.00)%	6.12%	1.30%	(2.52)%
Return on average equity	(74.61)	30.62	699.32%	(12.60)
Interest yield	8.12	0.09	1360.79%	(23.55)
Net interest margin	(3.62)	(139.64)	1.25	(113.66)
Reserve coverage	68.68	49.98	68.68	49.98
Delinquency status (1)	2.24	5.42	2.24	5.42
Charge-off (recovery) ratio	(127.68)	(43.01)	(145.36)	143.94
(1)
Loans 90 days or more past due.

	As of September 30,
	2022		2021
Geographic Concentration	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$12,999	93%	$12,661	85%
Newark	940	7	2,217	15
All Other	34	*	56	*
Total	$13,973	100%	$14,934	100%

(*) Less than 1%

	As of September 30,
	2022		2021
Geographic Concentration	Total Loan Collateral in Process of Foreclosure	% of Market	Total Loan Collateral in Process of Foreclosure	% of Market
New York City	$18,990	82%	$34,511	83%
Newark	3,369	15	4,793	11
Chicago	829	4	2,257	5
All Other	27	*	210	1
Total	$23,215	100%	$41,771	100%

(*) Less than 1%

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, which are not specifically allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnerships represent $0.8 million in net loans as of September 30, 2022, compared to less than $0.1 million as of September 30, 2021, having originations of $19.4 million and $34.3 million during the three and nine months ended September 30, 2022 and $3.0 million and $7.3 million during the three and nine months ended September 30, 2021.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2022 and 2021.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selected Earnings Data
Total interest income	$881	$326	$1,772	$987
Total interest expense	1,645	1,454	4,785	4,481
Net interest loss	(764)	(1,128)	(3,013)	(3,494)
Total interest (income) expense	(1)	322	152	810
Net interest loss	(763)	(1,450)	(3,165)	(4,304)
Other income (expense), net	(4,399)	(778)	(12,248)	(2,637)
Net loss before taxes	(5,162)	(2,228)	(15,413)	(6,941)
Income tax benefit (provision)	1,352	251	4,121	(874)
Net loss after taxes	$(3,810)	$(1,977)	$(11,292)	$(7,815)
Balance Sheet Data
Total loans, gross			$773	$1,951
Total loan allowance			—	—
Total loans, net			$773	1,951
Total assets			354,331	266,777
Total borrowings			287,143	258,358
Selected Financial Ratios
Return on average assets	(4.10)%	(2.65)%	(4.24)%	(3.68)%
Return on average equity	(24.41)	(19.79)	(25.15)	(27.18)

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, Except per share data)	2022	2021	2022	2021
Return on average assets	1.68%	3.73%	2.33%	2.73%
Return on average equity	10.03	20.02	13.05	15.61
Return on average stockholders' equity	10.35	24.38	14.06	18.71
Dividend payout ratio	23.66	—	18.73	—
Net interest margin	8.91	9.48	9.09	9.19
Other income (loss) ratio (1)	(0.05)	2.13	0.67	1.73
Total expense ratio (2)	5.48	9.55	5.32	9.58
Equity to assets (3)	16.36	18.76	16.36	18.76
Debt to equity (3) (4)	4.95	3.98	4.95	3.98
Net loans receivable to assets	82%	76%	82%	76%
Net recoveries (charge-offs)	(7,664)	839	(9,677)	(12,100)
Net (recoveries) charge-offs as a % of average loans receivable	1.75%	(0.38)%	0.81%	1.17%
Allowance coverage ratio	3.32	3.34	3.32	3.34
(1)
Other income ratio represents other income divided by average interest earning assets.
(2)
Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(3)
Includes $68.8 million and $72.1 million related to non-controlling interests in consolidated subsidiaries as of September 30, 2022 and 2021.
(4)
Excludes deferred financing costs of $7.2 million and $6.5 million as of September 30, 2022 and 2021.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2022 compared to the Three and Nine Months Ended September 30, 2021

Net income attributable to shareholders was $7.6 million and $30.8 million, or $0.32 and $1.26 per share, for the three and nine months ended September 30, 2022, compared to $15.9 million and $34.6 million, or $0.64 and $1.39 per share, for the three and nine months ended September 30, 2021.

Total interest income was $51.7 million and $142.1 million for the three and nine months ended September 30, 2022 compared to $41.5 million and $116.0 million for the three and nine months ended September 30, 2021. The increase in interest income reflected the continued growth in our loan portfolio, despite somewhat lower average margins reflected in our recreation, home improvement and commercial loans. The yield on interest earning assets was 10.96% and 11.03% for the three and nine months ended September 30, 2022, compared to 11.55% and 11.56% for the three and nine months ended September 30, 2021. Average interest earning assets were $1.9 billion and $1.7 billion for the three and nine months ended September 30, 2022, an increase from $1.4 billion and $1.3 billion for the three and nine months ended September 30, 2021. We began increasing rates on new home improvement and recreation loans during the three and nine months ended September 30, 2022 as a response to rising interest rates, which increase our cost of funds.

Loans before allowance for loan losses were $1.9 billion as of September 30, 2022, comprised of recreation ($1.2 billion), home improvement ($575.2 million), commercial ($93.7 million), medallion ($14.0 million), and strategic partnership loans ($0.8 million). We had an allowance for loan losses as of September 30, 2022 of $61.5 million, which was attributable to the recreation (66%), home improvement (17%), medallion (16%), and commercial (1%) loans. We experienced significant growth in our consumer and commercial loan business during the three and nine months ended September 30, 2022, but expect origination growth to moderate, particularly in a weakening economy.

Loans increased $366.6 million, or 25%, from December 31, 2021 as a result of $792.0 million of loan originations, partially offset by principal payments, and to a lesser extent transfers, to loan collateral in process of foreclosure and net charge-offs. The provision for loan losses was $10.0 million and $21.0 million for the three and nine months ended September 30, 2022, compared to a benefit of $0.3 million and a provision of $2.0 million in the three and nine months ended September 30, 2021. The net charge-off (recovery) ratios on the loan portfolios were 1.75% and 0.81% for the three and nine months ended September 30, 2022 compared to (0.38)% and 1.17% for the three and nine months ended September 30, 2021. Net charge-offs in the current year quarter and year to date period were $7.7 million and $9.7 million, inclusive of $1.4 million and $5.0 million of net medallion loan recoveries for the three and nine months ended September 30, 2022. During the quarter, charge-offs in our consumer businesses began to normalize, with year to date amounts still below historical levels. We expect the normalization in charge-off expense to continue and may further increase, depending on, among other things, the state of the economy.

Interest expense was $9.7 million and $25.3 million for the three and nine months ended September 30, 2022, as compared to $7.4 million and $23.7 million for the three and nine months ended September 30, 2021, reflective of higher average borrowings, as well as a higher average borrowing costs this quarter, which we expect to increase in this inflationary environment. The average cost of borrowed funds was 2.20% and 2.09% for the three and nine months ended September 30, 2022, compared to 2.12% and 2.36% for the three and nine months ended September 30, 2021. The increase of 8 basis points from the prior year quarter is attributable to the increased cost of newly issued certificates of deposit as older vintages with lower rates roll off. The decrease of 27 basis points in the nine months compared to a year ago is reflects the repayment of our retail notes in the prior year which held a higher cost of borrowing than our newly issued privately placed notes, offset by the increased cost of certificates of deposit issued during the current year, both to replace maturing deposits and assist in facilitating our loan growth. As we replace upcoming maturities with new issues, we expect an increase in our cost of funds through the remainder of 2022 and into 2023. Average debt outstanding was $1.7 billion and $1.6 billion for the three and nine months ended September 30, 2022, up from $1.4 billion and $1.3 billion for the three and nine months ended September 30, 2021, as we issued additional certificates of deposits to increase our liquidity and fund our loan growth. See page 38 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $42.0 million and $116.9 million for the three and nine months ended September 30, 2022, compared to $34.1 million and $92.2 million for the three and nine months ended September 30, 2021. The net interest margin was 8.91% and 9.09% for the three and nine months ended September 30, 2022, compared to 9.48% and 9.19%, for the three and nine months ended September 30, 2021, reflecting the above. With the rates we charge on loans and our cost of funds both increasing due to inflation, we expect our net interest margin to tighten.

Net other income (loss), which is comprised of net recoveries of loan collateral, a majority of which relate to recoveries in the Medallion segment, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, impairment of equity investments, and other miscellaneous income was a loss of $0.2 million and income of $8.7 million for the three and nine months ended September 30, 2022, compared to income of $7.2 million and $16.9 million for the three and nine months ended September 30, 2021. The current quarter included a $1.1 million charge associated with an equity investment tied to our commercial lending business, and $0.5 million of gains associated with the disposition of medallion assets, while the nine months ended September 30, 2022 included net equity gains of $3.0 million and $5.1 million of recoveries associated with the collection and disposition of medallion assets.

Operating expenses were $19.4 million and $56.3 million for the three and nine months ended September 30, 2022, compared to $18.7 million and $53.2 million for the three and nine months ended September 30, 2021. Salaries and benefits were $8.4 million and $23.7 million for the three and nine months ended September 30, 2022, compared to $8.0 million and $21.5 million for the three and nine months ended September 30, 2021, primarily reflecting reduced bonus expense in the prior year as well as increased head count in the current year. Professional fees were $3.7 million and $12.1 million for the three and nine months ended September 30, 2022, compared to $2.0 million and $4.7 million for the three and nine months ended September 30, 2021, primarily reflecting higher legal and professional costs for a variety of corporate matters inclusive of the SEC litigation.

Total income tax expense was $3.2 million and $12.9 million for the three and nine months ended September 30, 2022, compared to $6.2 million and $16.6 million for the three and nine months ended September 30, 2021.

Loan collateral in process of foreclosure was $24.3 million at September 30, 2022, a decline from $37.4 million at December 31, 2021. The decrease primarily reflects cash payments received and structured settlements during the period. See page 37 for a table that shows the changes during the quarter.

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

The following table presents our interest rate sensitivity gap at September 30, 2022. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

September 30, 2022 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$23,761	$17,525	$49,630	$46,818	$107,264	$69,590	$1,501,710	$1,816,298
Adjustable rate	3,125	726	—	—	—	—	—	3,851
Investment securities	3,374	3,836	2,715	3,595	2,565	4,327	34,047	54,459
Cash and cash equivalents	96,952	—	500	750	—	—	—	98,202
Total earning assets	$127,212	$22,087	$52,845	$51,163	$109,829	$73,917	$1,535,757	$1,972,810
Interest bearing liabilities
Deposits	$479,761	$375,974	$389,223	$157,890	$155,854	$—	$—	$1,558,702
Privately placed notes	—	36,000	—	31,250	—	53,750	—	121,000
SBA debentures and borrowings	5,000	12,763	14,000	14,000	2,000	1,250	19,750	68,763
Preferred securities	—	—	—	—	—	—	33,000	33,000
Total liabilities	$484,761	$424,737	$403,223	$203,140	$157,854	$55,000	$52,750	$1,781,465
Interest rate gap	$(357,549)	$(402,650)	$(350,378)	$(151,977)	$(48,025)	$18,917	$1,483,007	$191,345
Cumulative interest rate gap	$(357,549)	$(760,199)	$(1,110,577)	$(1,262,554)	$(1,310,579)	$(1,291,662)	$191,345	$—
December 31, 2021 (2)	$(230,601)	$(455,807)	$(770,239)	$(891,489)	$(1,007,810)	$(940,350)	$153,539	$—
December 31, 2020 (2)	$(366,801)	$(570,449)	$(719,385)	$(827,236)	$(907,295)	$(860,941)	$52,347	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (18%) as of September 30, 2022, and was (14%) as of December 31, 2021
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.0 billion and interest rate sensitive liabilities were $1.8 billion at September 30, 2022. The one-year cumulative interest rate gap was a negative $357.5 million or 18% of interest rate sensitive assets. We seek to manage interest rate risk by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, by originating adjustable-rate loans, and by other options consistent with managing interest rate risk.

With the cessation of LIBOR in 2023, we are currently reviewing the impact on our loans and borrowings. We do not have loans tied to LIBOR and do not expect a significant impact on our loans. We have trust preferred securities that bear a variable rate of interest of 90 day LIBOR (3.75% at September 30, 2022, up from 0.21% at December 31, 2021) plus 2.13%. We expect to rely on our lenders to adjust and communicate rate adjustments; however, we do not expect a material impact on our borrowings.

Liquidity and Capital Resources

Our sources of liquidity include unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, the disposition of our other assets, and dividends from Medallion Capital and the Bank, and are subject to compliance with regulatory ratios. As of September 30, 2022, we had unfunded commitments from the SBA of $9.5 million.

Additionally, the Bank has access to independent sources of funds for our business originated there, primarily through brokered certificates of deposit. The Bank has up to $75.0 million available under Fed Funds lines with several commercial banks.

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

The table below presents the components of our debt as of September 30, 2022, exclusive of deferred financing costs of September 30, 2022. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$1,558,702	87%	1.63%
Privately placed notes	121,000	7	7.66
SBA debentures and borrowings	68,763	4	2.94
Preferred securities	33,000	2	5.27
Total outstanding debt	$1,781,465	100%	2.16%
(1)
Weighted average contractual rate as of September 30, 2022.
(2)
Balance includes $1.0 million of strategic partner reserve deposits as of September 30, 2022.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at September 30, 2022.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$479,761	$375,974	$389,223	$157,890	$155,854	$—	$1,558,702
Privately placed notes	—	36,000	—	31,250	—	53,750	121,000
SBA debentures and borrowings	5,000	12,763	14,000	14,000	2,000	21,000	68,763
Preferred securities	—	—	—	—	—	33,000	33,000
Total outstanding borrowings	484,761	424,737	403,223	203,140	157,854	107,750	1,781,465
Operating lease obligations	2,512	2,516	2,516	2,473	2,471	1,251	13,738
Total contractual obligations	$487,273	$427,253	$405,739	$205,613	$160,325	$109,001	$1,795,203
(1)
Total debt is exclusive of deferred financing costs of $7.2 million as of September 30, 2022.
(2)
Balance excludes $1.0 million of strategic partner reserve deposits as of September 30, 2022.
Approximately $909 million of our borrowings have maturity dates during the next two years, a majority of which are brokered CDs.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of September 30, 2022 by $1.0 million on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been a reduction in net income by $1.3 million at September 30, 2022. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at September 30, 2022. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.	MFC	MCI		FSVC		MB		September 30, 2022	December 31, 2021
Cash, cash equivalents and federal funds sold	$19,509	$255	$3,192	(1)	$240	(1)	$75,006		$98,202	$124,484
Preferred Securities	33,000								33,000	33,000
Average interest rate	5.27%								5.27%	2.31%
Maturity	9/37								9/37	9/37
Retailed notes and privately placed borrowings	121,000								121,000	121,000
Average interest rate	7.66%								7.66%	7.66%
Maturity	—								—	3/24-12/27
SBA debentures & borrowings									78,263	79,463
Amounts available			9,500						9,500	9,500
Amounts outstanding			61,000		7,763				68,763	69,963
Average interest rate			2.90%		3.25%				2.94%	2.72%
Maturity			3/23 - 3/32		4/24				3/23 - 3/32	3/23- 3/32
Brokered CD's & other funds borrowed							1,559,702	(2)	1,559,702	1,254,038
Average interest rate							1.63%		1.63%	1.20%
Maturity							10/22 - 8/27		10/22 - 8/27	1/22-12/26
Total Cash	$19,509	$255	$3,192		$240		$75,006		$98,202	$124,484
Total debt outstanding	$154,000	$—	$61,000		$7,763		$1,559,702		$1,782,465	$1,478,001
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

Dividends and Stock Repurchases

Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend, with dividends of $0.08 per share, paid in March 2022, May 2022, and August 2022. We may, however, re-evaluate this new dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On May 1, 2022, the Company's board of directors authorized a new stock repurchase program, pursuant to which the Company was authorized to repurchase up to $35 million of its shares. The total amount was subsequently increased to $40 million on August 10, 2022. The new repurchase program replaced the previous one, which was terminated. During the nine months ended September 30, 2022, the Company repurchased 2,393,680 shares of its common stock at an aggregate cost of $18,822,309. Accordingly, as of September 30, 2022, up to $21,794,546 of shares remain authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2022 third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2022 third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2022, the Company's board of directors authorized a new stock repurchase program, pursuant to which the Company was authorized to repurchase up to $35 million of its shares, which was increased to $40 million on August 10, 2022. Such new repurchase program replaced the previous one, which was terminated. During the nine months ended September 30, 2022 the Company repurchased 2,393,680 shares of its common stock at an aggregate cost of $18,822,309. Accordingly, as of September 30, 2022, up to $21,794,546 of shares remain authorized for repurchase under our stock repurchase program.

	Total Shares of Common Stock Repurchased	Average Price Paid per Share	Total Amount Paid	Maximum Value of Shares Yet to Be Purchased
July 1 - July 31	—	$—	$—	$25,025,447
August 1 - August 31	734,547	7.93	5,822,227	24,203,219
September 1 - September 30	319,323	7.54	2,408,673	21,794,546
Total	1,053,870	$7.81	8,230,901	$21,794,546

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

10.1

Amendment to Cooperation Agreement, dated as of August 10, 2022, by and among Medallion Financial Corp., KORR Value L.P., KORR Acquisitions Group, Inc., Kenneth Orr, David Orr, and Jonathan Orr. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 11, 2022 (File No. 001-37747) and incorporated by reference herein.

10.2	Form of Performance Stock Unit Notice and Agreement. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Antony N. Cutrone pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Anthony N. Cutrone pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	November 3, 2022

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.