Form 10-K
period 2022-12-31
MEDALLION FINANCIAL CORP
filed 2023-03-10
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2022, as reported on NASDAQ, was $124,245,741.

The number of outstanding shares of registrant’s common stock, par value $0.01, as of March 9, 2023 was 23,319,836.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, for which a Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2022 FORM 10-K ANNUAL REPORT

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. In particular, any forward-looking statements are subject to the risks and great uncertainties associated with the pending litigation with the Securities and Exchange Commission as well as the current inflationary environment and the risk of recession.

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

In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. You should consider these risks and those described under Risk Factors in this Form 10-K and others that are detailed in the other reports that the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. OUR BUSINESS

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.3 billion as of December 31, 2022 and $1.9 billion as of December 31, 2021.

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
•
Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business;
•
Medallion Funding LLC, or Medallion Funding, an SBIC, historically our primary taxi medallion lending company; and
•
Freshstart Venture Capital Corp., or Freshstart, an SBIC which historically originated and serviced taxi medallion and commercial loans.

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

The following table shows the details of our loans receivable as of December 31, 2022.

(Dollars in thousands)	Loans	Allowance for Loan Loss	Net Loans Receivable
Recreation	$1,183,512	$41,966	$1,141,546
Home improvement	626,399	11,340	615,059
Commercial	92,899	1,049	91,850
Medallion	13,571	9,490	4,081
Strategic partnership	572	—	572
Total	$1,916,953	$63,845	$1,853,108

Recreation Lending

Recreation lending is a high-growth business focused on originating prime and non-prime recreation loans. The segment is a significant source of income, accounting for 71% of our interest income for the year ended December 31, 2022. All of our recreation loans are serviced by a third-party loan servicer that we have used since the business’s inception.

We maintain relationships with approximately 3,100 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable to us. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 48% of recreation lending’s new loan originations for the year ended December 31, 2022. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $18,000 as of December 31, 2022. The loans are fixed rate with an average term at origination of 11.3 years. The weighted average maturity of our loans outstanding is 9.6 years. The size, geographic dispersion, source and collateral variety of the loans reduces risk to the Company. As of December 31, 2022, recreation loans were primarily secured by recreational vehicles, or RVs, which make up 58% of the portfolio, and boat loans, which make up 19% of the portfolio. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, at 16% and 11% of loans outstanding as of December 31, 2022 with no other states over 10%. As of December 31, 2022, 2021, and 2020, the weighted average FICO scores of our recreation loans outstanding were 671, 668, and 658. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2022, 2021, and 2020 were 676, 684, and 680.

Home Improvement Lending

Working directly with contractors and FSPs, we offer flexible customer financing for window, siding, and roof replacement, swimming pool installations, and other home improvement projects. Our core product is a standard installment loan, which features affordable monthly payments and competitive interest rates for prime credit customers at no cost to the contractor. We also offer a variety of promotional loan options to help contractors close a challenging sale. Promotional loan options include same-as-cash, no interest, and deferred payment features, which allow borrowers to reduce the total cost of financing or start repayments when it is most convenient.

Home improvement lending operates in a manner similar to recreation lending, with a few key differences. We currently maintain a smaller number of relationships, with approximately 1,000 contractors and FSPs. Management monitors the number of contractors and FSPs and their relative contributions as a means of assessing market share and segment growth. Most of our home improvement-financed sales take place in the borrower’s home instead of a store, with the contractor presenting the borrower with a bid that includes a financing option.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. Our top ten contractors and FSP relationships were responsible for 62% of home improvement lending’s new loan originations for the year ended December 31, 2022. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

We offer home improvement loans with only fixed rates, with an average term at origination of 13.8 years. The weighted average maturity of our loans outstanding is 12.4 years as of December 31, 2022. The average size of the loans in our home improvement portfolio at December 31, 2022 is approximately $20,000. The geographic dispersion of the home improvement loan portfolio supplements credit quality in reducing risk to the Company. As of December 31, 2022, home improvement loans were concentrated in roofs, swimming pools, and windows at 37%, 23%, and 12%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Texas, Florida, and Ohio at 10%, 10%, and 8% of loans outstanding as of December 31, 2022 and with no other states over 6%. As of December 31, 2022, 2021, and 2020, the weighted average FICO scores of our home improvement loans outstanding were 753, 754, and 758. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2022, 2021, and 2020 were 758, 759, and 759.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses to finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business, we have originated more than $1.0 billion in commercial loans. Commercial loans of $92.9 million comprised 5% of our loans receivable as of December 31, 2022.

We have worked to increase our commercial loan activity, primarily because of the attractive higher yielding nature of most of this business. We focus our marketing efforts on the manufacturing, professional, scientific, and technical services, more than 47% of which are located in the Midwest region, with the rest scattered across the country. These commercial loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.0 million to $5.0 million at origination. As a component of most of the transactions, a portion of the investment is an equity or partnership stake, and occasionally, we also receive warrants to purchase an equity interest in the borrowers or some other form of success fee or profit participation. We plan to continue expanding our commercial loan activities by developing a more diverse borrower base with a wider geographic area of coverage, and by expanding the targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 473 basis points over the prevailing prime rate at the end of 2022, compared to 912 basis points over the prime rate at the end of 2021.

Medallion Lending

Medallion loans of $13.6 million comprised less than 1% of our loans receivable as of December 31, 2022. Including loans serviced for third parties, the total amount of medallion loans under our management was $33.1 million as of December 31, 2022.

Medallion loans collateralized by New York City taxi medallions and related assets comprised 93% of the medallion loan portfolio as of December 31, 2022.

Our medallion loans are secured by the taxi medallion and enhanced with personal guarantees of the owners, shareholders or equity members. When a borrower defaults on a loan, we have the ability to restructure the underlying loan or repossess the taxi medallion collateralizing that loan and sell it in the market or through a foreclosure auction and pursue the personal guarantees, all of which we have done. We have recorded an allowance for loan losses against the loans to mitigate potential future losses, and since 2020, the entire portfolio has remained on nonaccrual. Consistent with our established policy, once loans become 120 days past due, they are charged off down to collateral value and transferred to loan collateral in process of foreclosure. Medallion loan collateral in process of foreclosure was $20.4 million as of December 31, 2022, with 82% located in the New York City Market.

New York City Market. A New York City taxi medallion is the only permitted license to operate a taxi and accept street hails in New York City. As reported by the TLC, taxi medallions sold for a wide variety of prices during 2022 supporting our estimated value of $79,500, net of liquidation costs, as of December 31, 2022.

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

Strategic Partnerships

In 2019, the Bank launched a strategic partnership program to provide lending and other services to financial technology, or fintech, companies to offer loans and other financial services to customers. The Bank entered into an initial partnership in 2020 and began issuing its first loans. The associated activities are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties without recourse within a specified time after origination, such as three business days. Revenues are currently derived primarily from contracted program fees paid to us by our strategic partners and interest income earned while the loans or receivables remain on our books, offset by any transaction fees paid by us to our strategic partners for their role in processing loan applications. We originated $49.5 million and $11.0 million of strategic partnership loans for the years ended December 31, 2022 and 2021. We held $0.6 million and $0.1 million of strategic partnership loans as of December 31, 2022 and 2021.

Our Strategy

Our core philosophy has been to identify markets that are profitable and where we can obtain defensible market positions. The key elements of our strategy to grow our consumer lending (recreation and home improvement) and commercial lending businesses and increase their profitability include:

Capitalize on relationships with brokers and dealers. We are committed to establishing, building, and maintaining relationships with our brokers and dealers. Our marketing efforts are focused on building relationships in the consumer markets as we work directly with dealerships, contractors and FSPs to offer quality financing for their customers, including those with past credit challenges. We believe that relationships with dealers and brokers provide us with, in addition to loan origination opportunities, significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of dealer and broker relationships in our target markets over the last 50 years. We believe that our management team’s relationships with these dealers and brokers have provided and will continue to provide us with loan origination opportunities. In 2022, all of our consumer loans were generated by brokers, dealers, contractors, and FSPs.

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

Leverage the skills of our experienced management team. The members of our management team have broad investment backgrounds, with prior experience in banking and non-bank consumer and commercial lending, at specialty finance companies, middle market commercial banks, and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

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

Expand our strategic partnership program. We launched an initial fintech partnership during 2020. These activities include originating loans or other receivables marketed by our partners, and selling those loans or receivables to our partners or others, within a specified time after origination, such as three business days. Revenues are derived primarily from contracted program fees paid to us by our partners, and interest income earned while the loans or receivables are on our books, offset by transaction fees paid to our partners for processing loan applications. Our partners are non-banks offering loans and other financial services to their customers. We continue to evaluate and launch additional partnerships.

Loan Characteristics

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around eleven to fourteen years. Interest rates offered are fixed. Borrowers may prepay consumer loans without any prepayment penalty. In general, the Bank has established relationships with dealers, FSPs, and contractors, which are the sources for consumer loan volumes. The loans are made up of recreation loans and home improvement loans which were 65% and 35% of total consumer loans at December 31, 2022.

Our recreation loans are secured primarily by RVs, boats and other consumer recreational equipment with a small proportion of loans secured by other collateral such as autos, motorcycles and boat motors. These loans, which together make up our largest and most profitable loan portfolio, have a weighted average yield of 13.28% at December 31, 2022. Our home improvement loans are secured by the personal property installed on real property, and the security interest for some of these loans is perfected with a UCC fixture filing. As of December 31, 2022, these loans had a weighted average yield of 8.64%.

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

Medallion Loans. Our medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxi medallions and related assets. We estimate that the weighted average loan-to-value ratio of all of the medallion loans was 339% as of December 31, 2022, compared to 295% as of December 31, 2021. These ratios do not factor in the reserve on these loans of $9.5 million and $9.2 million as of December 31, 2022 and 2021 and also do not include loan collateral in process of foreclosure, held at the lower of amortized cost or collateral value. In addition, we have recourse against the vast majority of the owners of the taxi medallions and related assets through personal guarantees. Other than in connection with dispositions of existing medallion assets, Medallion Financial Corp. has not originated a new medallion loan since 2015, and the Bank has not originated a new medallion loan since 2014.

Marketing, Origination, and Loan Approval Process

Each loan application is individually reviewed through analysis of several factors, including loan-to-value ratios, the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each commercial and medallion loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds.

The Company’s senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans (other than those by the Bank) must be approved by the Company’s Chief Executive Officer, President, and/or the Chief Credit Officer and the Investment Oversight Committee of the Company’s board of directors. Loan criteria for loans originated with the Bank is established by the Bank’s board of directors and senior management. The Bank’s policies identify specific approval authorities for its recreation and home improvement loans. Policy exceptions are reported to the Bank’s board of directors. Consumer loans are primarily sourced through relationships with RV and boat dealers, and home improvement contractors throughout our market area. Commercial loans are generally sourced through a network of private equity sponsors who we have long-standing relationships with, and are also referred by contacts with banks, attorneys, and accounting firms.

Sources of Funds

Management determines our funding sources, based upon an analysis of the respective financial and other costs and burdens associated with funding sources. We also fund our lending operations through debt offerings and private placements, fixed-rate, senior secured notes, long-term subordinated debentures issued to the SBA, as well as preferred equity securities at our subsidiaries. In the past, we have utilized credit facilities with banks, as well as equity and debt offerings, to fund our lending operations. Our funding strategy and interest rate risk management strategy is to have the proper structuring of debt to minimize both rate and maturity risk, while maximizing returns with the lowest cost of funding over an intermediate period of time. Since the inception of the Bank, substantially all of the Bank’s borrowings have been provided by FDIC insured brokered certificates of deposit.

The table below summarizes our sources of available funds and amounts outstanding under credit facilities, exclusive of deferred financing costs of $7.0 million, and their respective end of period weighted average interest rates at December 31, 2022. See Note 5 to the consolidated financial statements for additional information.

(Dollars in thousands)	Total
Cash, cash equivalents, and federal funds sold	$105,598
Brokered certificates of deposit & other funds borrowed	1,610,922
Average interest rate	1.91%
Retail and privately placed notes	121,000
Average interest rate	7.66%
Maturity	3/24 - 12/27
SBA debentures and borrowings
Amounts undisbursed	4,750
Amounts outstanding	68,512
Average interest rate	3.08%
Maturity	3/23 - 3/33
Preferred securities	33,000
Average interest rate	6.86%
Maturity	9/37
Total cash(1)	$105,598
Total debt outstanding	$1,833,434
(1)
Includes $74.1 million at the Bank and $10.7 million at SBIC subsidiaries.

We fund our fixed-rate loans with fixed rate brokered or listing service certificates of deposit, fixed rate private notes, fixed-rate SBA debentures and borrowings, and to a lesser extent variable rate borrowings. The mismatch between maturities and interest-rate sensitivities of these balance sheet items results in interest rate risk. We seek to manage our exposure to increases in market rates of interest to an acceptable level by incurring fixed-rate debt.

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

Human Capital Resources

As of December 31, 2022 we employed 158 persons: 119 at Medallion Bank, 33 at our parent company, and 6 at Medallion Capital. This compares to 136 persons at the end of 2021: 95 at Medallion Bank, 34 at our parent company, and 7 at Medallion Capital.

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

We incentivize our employees through a combination of competitive salary, equity compensation and other benefits. We provide most employees with incentive bonuses in the form of cash and equity. Employee equity ownership helps us attract, retain, motivate and reward employees, while aligning employee compensation with our stockholders’ interests by linking realizable pay with stock performance.

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

SUPERVISION AND REGULATION

Exemption from the 1940 Act

In order to maintain our status as a non-investment company, we operate so as to fall outside the definition of an “investment company” or within an applicable exception. We expect to continue to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. We monitor our continued compliance with this exception, and were compliant with as of December 31, 2022.

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

The U.S. Basel III capital rules provide for limited recognition in CET1 capital, and deduction from CET1 capital above certain thresholds, of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The federal banking regulators have adopted a rule that is designed to simplify the capital treatment of those categories of assets for banking organizations, such as the Bank, that are not subject to the advanced approaches in the U.S. Basel III capital rules.

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

Federal banking regulators published a final rule, effective in April 2019, permitting banking organizations to phase in any adverse day-one regulatory capital effects of the adoption of ASU 2016-13 (referred to as the current expected credit loss model, or CECL), over a period of three years. The Bank formally adopted CECL on January 1, 2023. For additional information on ASU 2016-13, see “Note 1. Organization and summary of significant accounting policies” in the annual audited financial statements included elsewhere in this Form 10-K.

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

The FDIC has adopted a rule, implementing the Community Bank Leverage Ratio. Under the rule, the Community Bank Leverage Ratio is the same as the Tier 1 Leverage Ratio under the Basel III capital rules and a qualifying small banking organization, such as the Bank, that has less than $10 billion in total consolidated assets and meets certain risk-based criteria can choose to apply the Community Bank Leverage Ratio framework if its Community Bank Leverage Ratio is greater than 9%. The Bank has not elected and currently does not expect to elect to apply the Community Bank Leverage Ratio framework, but will continue to assess the framework and may choose to apply it in the future.

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

Brokered Deposits

The Bank uses “brokered deposits” to fund a substantial portion of the Bank’s activities. Under the FDIA and related regulations, FDIC-insured institutions such as the Bank may only accept brokered deposits without FDIC permission if they meet specified capital standards and are not subject to any written agreement, order or directive to meet and maintain a specific capital level, and are subject to restrictions with respect to the interest they may pay on deposits unless they are well-capitalized. In particular, the FDIA and the FDIC’s regulations prohibit an insured depository institution from accepting brokered deposits unless it is well-capitalized or is adequately capitalized and receives a waiver from the FDIC.

Under FDIC regulations governing brokered deposit and interest rate restrictions. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate, at the time any such deposit is accepted, in excess of (i) 75 basis points over certain national rates described in the FDIC’s regulations or (ii) 90% of the highest interest rate paid on a particular deposit product in the bank’s local market area, if the bank provides notice to the FDIC and evidence of such local rate. There are no such restrictions under the FDIC on a bank that is well-capitalized.

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

Deposit Insurance

The Bank’s deposits have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund, or DIF, is funded by assessments on insured depository institutions, such as us. The Bank’s assessment (subject to adjustment by the FDIC) is currently based on the Bank’s average total consolidated assets less the Bank’s average tangible equity during the assessment period, the Bank’s supervisory ratings, and specified forward-looking financial measures used to calculate the assessment rate.

In October 2022, the FDIC adopted a rule applicable to all FDIC-insured banks that will increase initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. The increased assessment is intended to improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline of September 30, 2028.

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

In addition, as discussed under “Capital Standards,” if the Bank’s risk-based capital ratios do not satisfy the minimum risk-based requirements plus the capital conservation buffer, the Bank will face graduated constraints on, among other things, capital distributions (including dividends on the Bank’s preferred stock) based on the amount of the shortfall and the amount of the Bank’s eligible retained income. For these purposes, eligible retained income is defined as the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average net income over the preceding four quarters.

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

In May 2022, the FDIC, the Office of the Comptroller of the Currency, or OCC, and the Board of Governors of the Federal Reserve System, or Federal Reserve, requested comment on a joint notice of proposed rulemaking intended to strengthen and modernize the CRA by: (i) expanding access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) adapting to technological changes in the banking industry; (iii) standardizing metrics used for CRA evaluation for greater clarity, consistency and transparency in the application of the regulations; (iv) clarifying which activities qualify for CRA credit; and (v) tailoring CRA rules and data collection to bank size and business model. Comments were due by August 5, 2022. The Bank will continue to evaluate any changes to the CRA regulations and their impact to the Bank’s financial condition, results of operations or liquidity.

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

The Bank is also subject to limits under federal law on its ability to extend credit to its directors, executive officers and principal shareholders (persons that beneficially own or control more than 10% of any class of our voting stock), as well as to entities owned or controlled by such persons. Among other things, extensions of credit to such insiders are required to be made on terms that follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with non-insiders. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. Certain extensions of credit also require the approval of the Bank’s board of directors.

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

In addition, pursuant to requirements applicable to FDIC-supervised banking organizations, such as us, we are required to notify the FDIC within 36 hours of incidents that have materially disrupted, or degraded, or are reasonably likely to materially disrupt or degrade the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States.

Anti-Money Laundering and the USA PATRIOT Act

The Bank is subject to the anti-money laundering (AML) provisions of the Bank Secrecy Act, or the BSA, as amended by the USA PATRIOT Act, or the PATRIOT Act, and implementing regulations issued by the FDIC and the U.S. Treasury. The PATRIOT Act, which includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, is intended to facilitate the detection and prosecution of terrorism and international money laundering. The PATRIOT Act establishes standards for verifying customer identification incidental to the opening of new accounts. Other provisions of the PATRIOT Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network. The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. The U.S. Treasury’s Office of the Financial Crimes Enforcement Network, or FinCEN, issued a final rule, applicable as of May 2018, to clarify and enhance customer due diligence requirements for financial institutions. The rule (among other things) imposes certain obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rule. Bank regulators routinely examine institutions for compliance with customer due diligence obligations. The Anti-Money Laundering Act of 2020, or AMLA, which amends the BSA, is intended to comprehensively reform and modernize US anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to AML compliance for financial institutions; requires the US Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the Treasury Department for testing technology and internal processes for BSA compliance; expands enforcement- and investigations - related authority, including a significant expansion in the available sanctions for certain BSA violations and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA, including on our compliance costs and compliance risk relating to the BSA, will depend on, among other things, rulemaking and implementation guidance.

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

Under current SBA regulations, the maximum rate of interest that Medallion Funding, Medallion Capital and Freshstart may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2022, the maximum rate of interest permitted on loans originated by Medallion Funding, Medallion Capital, and Freshstart was 19%. As of December 31, 2022, our outstanding medallion loans had a weighted average rate of interest of 2.09%, and our outstanding commercial loans had a weighted average rate of interest of 12.23%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years.

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

Other

Change in Control

Because the Bank is an “insured depository institution” within the meaning of the FDIA and the Change in Bank Control Act as well as Medallion Financial Corp. being a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of the Bank or Medallion Financial Corp., without, in most cases, prior written approval of the FDIC or the Commission of the Utah DFI, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of the Bank’s voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to several specified “control factors” as set forth in the applicable regulations. Although the Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in the Company is not insured or guaranteed by the FDIC, or any other agency, and is subject to loss. Under the Utah Financial Institutions Act, control is defined as the power, directly or indirectly, or through or in concert with one or more persons to: (a) direct or exercise a controlling influence over (i) the management or policies of a financial institution or (ii) the election of a majority of the directors or trustees of an institution; or (b) to vote 25% or more of any class of voting securities of a financial institution. In addition, under Utah law, there is a rebuttable presumption that a person has control of a Utah financial institution if the person has the power, directly or indirectly, or through or in concert with one or more persons, to vote more than 10% but not less than 25% of any class of voting securities of a financial institution. If any holder of any series of the Bank’s preferred stock is or becomes entitled to vote for the election of the Bank’s directors, such series will be deemed a class of voting stock, and any other person will be required to obtain the non-objection of the FDIC under the Change in Bank Control Act to acquire or maintain 10% or more of that series. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval.

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

The Dodd-Frank Act requires the federal banking regulators and the Securities and Exchange Commission, or the SEC, to establish joint regulations or guidelines at specified regulated entities having at least $1 billion in total assets, such as us, prohibiting incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking regulators and the SEC proposed revised rules in 2016, which have not been finalized.

Valid When Made and True Lender

The FDIC has adopted a rule clarifying that a loan made by a state-chartered bank is considered “valid when made” pursuant to the preemptive authority in Section 27 of the FDIA, and therefore the loan’s original terms, including, among others, its interest rate, are valid and enforceable by any subsequent assignee, transferee, or buyer, regardless of the usury laws of other states, or the “Valid-When-Made Rule”. Under the Valid-When-Made Rule, the interest rate on a bank-made loan remains valid and enforceable even after the bank sells or transfers it to a party that could not have originated the loan on the same terms as the bank. The Valid-When-Made Rule does not address when a state-chartered bank is the “true lender” of a loan, and the ultimate effect of the FDIC rule remains uncertain in light of the overturning of the OCC's analogous rule pursuant to a Congressional Review Act resolution signed by President Biden, and other pending legal challenges to bank-fintech partnerships on the ground that the bank is not the “true lender.” On August 20, 2020, the state attorneys general of seven states and the District of Columbia filed suit against the FDIC, alleging that the Valid-When-Made Rule conflicts with the FDIA, exceeds the FDIC’s statutory authority, and violates the Administrative Procedure Act. On February 8, 2022, the United States District Court for the Northern District of California granted the FDIC's motion for summary judgement, holding that the FDIC had the power to issue the Valid-When-Made Rule and that its interpretation of the federal banking laws is entitled to judicial deference. The consortium of states may choose to appeal the ruling; however, we believe the impact to the Bank, regardless of outcome, would be minimal.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Loan Portfolios and Business

Our business is heavily concentrated in consumer lending, which carries a high risk of loss that is different from and typically higher than the risk of loss associated with commercial lending and which could be adversely affected by an economic downturn and inflation.

Our business is heavily concentrated in consumer lending. As a result, we are more susceptible to fluctuations and risks particular to consumer credit than a more diversified company would be. Our business is particularly sensitive to macroeconomic conditions that affect the US economy, consumer spending and consumer credit, including for example, the impacts of inflation, which has had and could continue to have an adverse effect on consumer spending, a rising interest rate environment and the ongoing effects of the COVID-19 pandemic, as well as the impact that geopolitical responses to Russia’s invasion of Ukraine have had on gasoline prices in the United States. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Our business concentration could have a material adverse effect on our results of operations.

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

For example, the spread of COVID-19 in early 2020 created a global public-health crisis that resulted in widespread volatility and deterioration in employment levels as well as business, economic and market conditions. In March 2020, we adjusted our payment policies and procedures and created a program to support our borrowers during the pandemic, including by allowing borrowers to defer payments for up to 180 days. For 2020, the impact of this program was material to our operating results and financial position. The lingering effects of COVID-19 on New York City, where economic activity generally and taxi ridership in particular decreased dramatically during the pandemic and have not yet returned to pre-pandemic levels, and on all our other major medallion loan markets, largely prevented our payment deferral program from being effective for our medallion loans. During the third quarter of 2020, we placed all medallion loans on nonaccrual and adjusted them down to the collateral value, net of liquidation cost. We are continuing to evaluate options for our medallion loans, and actions that we may take to manage our medallion loan portfolio may result in additional write-downs, charge-offs or impairments, the impact of which could be material to our results of operations and financial condition. Although we believe that our deferral programs were effective in mitigating the effect of COVID-19 on our recreation and home improvement loan portfolios, the ultimate effects of COVID-19 on these loan portfolios and consumer businesses are uncertain, and we could suffer substantial losses in our recreation and home improvement loan portfolios as a result of the effects of the pandemic on the ability of our borrowers to repay their loans.

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

Furthermore, our business is significantly affected by monetary and regulatory policies of the US Federal Government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us, including current higher interest rates, costs of compliance with increased regulation, and other factors. For example, the Federal Reserve raised the Federal Funds Rate several times in 2022 and early 2023 and is expected to continue doing so while inflation remains above historical levels in the United States. If inflationary pressures persist, our interest expense could increase faster than our interest income, reducing our net interest income and net interest margin, and continuing adverse impacts on consumer spending could reduce demand for our consumer loan products. These developments, along with United States government credit, debt ceiling and deficit concerns, global economic uncertainties and market volatility and the ongoing impacts of COVID-19, have caused and could continue to cause interest rates to be volatile.

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

As of December 31, 2022, 44% of our recreation loans were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. While our underwriting guidelines are designed to confirm that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless are expected to experience higher default rates than a portfolio of obligations of prime obligors. The weakening of our underwriting guidelines for any reason, such as in response to the competitive environment, in an effort to originate higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or other conditions, may result in loan defaults and charge-offs that may necessitate increases to our allowance for loan losses, each of which could adversely affect our net income and financial condition. In the event of a default on a recreation loan, generally the most practical recovery method is repossession of the financed vehicle, although the collateral value of the vehicle usually does not fully cover the outstanding account balance and costs of recovery. Repossession sales that do not yield sufficient proceeds to repay the receivables in full typically result in losses on those receivables.

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

The process for establishing an allowance for loan losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions. Changes in economic conditions affecting borrowers, such as inflation and the risk of recession, growth in our loan portfolio, changes in the credit characteristics of our loan portfolio, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In cases where we modify loans, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans. As of December 31, 2022, the overall allowance for loan losses increased from December 31, 2021, due in part to a higher allowance coverage ratio related to our recreation and home improvement loan portfolios, a result of the increased net charge-offs in 2022, compared to 2021.

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

We originate loans by working with third-party sellers of consumer products and not by working directly with consumers. As a result, our ability to originate consumer loans depends on relationships with a limited number of dealerships, contractors, and FSPs. Although we have relationships with various dealerships, contractors, and FSPs, none of relationships are exclusive and each may be terminated at any time. In addition, a large proportion of our new loan originations are concentrated in our top ten relationships (62% in our home improvement portfolio and 48% in our recreation portfolio), the loss of a significant relationship could have a negative effect on demand for our products and our new loan originations. There is also significant competition for the contractor and FSP relationships we depend on in connection with our home improvement lending segment. The loss of any of these relationships, our failure to develop additional relationships, and circumstances in which our existing dealership, contractor, and FSP relationships generate decreased sales and loan volume all may have a material adverse effect on a substantial part of our business, financial condition and results of operations.

A reduction in demand for our products and failure by us to adapt to such reduction could adversely affect our business, financial condition and results of operations.

The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, macroeconomic conditions, regulatory restrictions that decrease customer access to particular products or the availability of competing products. If we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease and our operations could be adversely affected. Even if we do make changes to our product offerings to fulfill customer demand, customers may resist such changes or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and, by that time, it may be too late to make further modifications to such product without causing further adverse effects to our business, results of operations, and financial condition.

Decreases or increases in prevailing interest rates could adversely affect our business, our cost of capital and our net interest income.

Our commercial borrowers have the right to prepay their loans in full or in part at any time. Commercial borrowers are subject to a prepayment penalty of up to 5% during the first year, declining by one percentage point through the fifth year. A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest income that we receive. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if a substantial number of our portfolio companies elect to prepay amounts owed to us and we are not able to reinvest the proceeds for comparable yields in a timely fashion. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

In addition, the majority of our loan portfolio is comprised of fixed-rate loans. To the extent our funding costs increase in response to an increase in market rates of interest, an abrupt increase in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at higher prevailing interest rates. During 2022, we saw an increase in the cost of certificates of deposit and we expect this increase to continue in 2023.

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

Decreases in the value of our medallion loan collateral, including the impact on loans in process of foreclosure, had and may continue to have, a material adverse effect on our business.

Other than in connection with dispositions of existing medallion assets, we stopped originating new medallion loans in July 2015, and the Bank has not originated new medallion loans since 2014. Our net medallion loans and related assets represent less than 1% of our total assets at December 31, 2022. In recent years, increased competition has reduced the overall market for taxi services, income generated from operating medallions, and the value of taxi medallions. If these trends continue, there will be further negative impacts to our medallion loans and related assets. We continue to utilize a market value for a New York City taxi medallion of $85,000, $79,500 net of liquidation costs, as of December 31, 2022.

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

We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 339% as of December 31, 2022. If taxi medallion values continue to decline, there is likely to be an increase in medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted medallion loans by foreclosing on and selling the taxi medallion collateral would be diminished, which would result in future losses on defaulted medallion loans that could have an effect on our business. If we are required to liquidate all or a portion of our medallion loans quickly, we would realize less than the value at which we had previously recorded such medallions.

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

Investors in our securities, may be adversely affected and may face significant losses (including the possibility of losing their entire investment) if Medallion Bank is unable to accept or renew brokered deposits or if its access to the brokered deposit market were impaired.

We depend on cash flow from our subsidiaries to make payments on our indebtedness and fund operations.

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make payments on our indebtedness and fund operations. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% Tier 1 leverage ratio (Tier 1 capital to average assets). As of December 31, 2022, Medallion Bank’s Tier 1 leverage ratio was 16.2%. We received dividends from Medallion Bank of $20.0 million and $19.0 million for the years ended December 31, 2022 and 2021.

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

We regularly use third-party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to demanding regulatory requirements and attention by our federal and state bank regulators. Regulation requires us to adopt enhanced due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may in the future be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs and potentially limit our competitiveness. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

If any of the various dealerships, contractors or FSPs through which we originate loans fails to fulfill their obligations to consumers or comply with applicable law, we may incur remediation costs. Although the dealerships, contractors and FSPs that we contract with are required to fulfill their contractual commitments to consumers and to comply with applicable law, from time to time they might not, or a consumer might allege that they did not. This, in turn, can result in claims against us or in loans being uncollectible. In those cases, we may decide that it is beneficial to remediate the situation, either by assisting the consumers to get a refund, working with the dealerships, contractors or FSPs to modify the terms of the loans or reducing the amount due by making a concession to the consumer or otherwise. Historically, the cost of remediation has not been material to our business, but it could be in the future.

Our SBIC subsidiaries are licensed by the SBA and are therefore subject to SBA regulations.

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

Because Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and Medallion Financial Corp. is a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control Medallion Bank or Medallion Financial Corp., without, in most cases, prior written approval of the FDIC or the Commissioner of the Utah Department of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of the Bank’s voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to several specified “control factors” as set forth in the applicable regulations. Although Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in the Company is not insured or guaranteed by the FDIC, or any other agency, and is subject to loss. Under the Utah Financial Institutions Act, control is defined as the power, directly or indirectly, or through or in concert with one or more persons to: (a) direct or exercise a controlling influence over (i) management or policies of a financial institution or (ii) the election of a majority of the directors or trustees of an institution or (b) vote 25% or more of any class of voting securities of a financial institution. In addition, under Utah law, there is a rebuttable presumption that a person has control of a Utah financial institution if the person has the power, directly or indirectly, or through concern with one or more persons, to vote more than 10% but not less than 25% of any class of voting securities of a financial institution. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of our common stock.

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

In July 2019, we launched our strategic partnership program, through which we partner with third parties to offer consumer loans and other financial services. Potential legal and regulatory risks associated with this line of business remain uncertain and may develop in ways that could affect us adversely, including as a result of legal proceedings brought against us on the basis that we are the “true lender” of the loans facilitated, held and serviced by our Strategic Partners, or on the basis of a determination by the FDIC or other financial regulators that our Strategic Partnership Program represents an unsafe and unsound practice.

We may continue to change our strategy and enter new lines of business, including through the acquisition of another company, acquisitions of new types of loan portfolios or other asset classes, or otherwise, in the future. Any new business initiatives, including our Strategic Partnership Program, have in the past and may in the future expose us to new and enhanced risks, including new credit-related, compliance, fraud, market and operational risks, increased compliance and operating costs, different and potentially greater regulatory scrutiny of such new activities and assets, and may expose us to new types of customers as well as asset classes, activities and markets.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to serve customers better. Our future success depends, in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

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

We have been, and likely will continue to be, the target of attempted cyber-attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber-attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our work-from home arrangements, the outsourcing of some of our business operations, the ongoing shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems. In addition, our increasing interconnectivity with service providers, dealerships, contractors and FSPs, including through application programming interfaces, increases the risk that a security breach or other disruption affecting a third party materially affects our ability to conduct business.

We are dependent upon our key investment personnel for our future success.

We depend on the diligence, skill, and network of business contacts of the investment professionals we employ for sourcing, evaluating, negotiating, structuring, and monitoring our investments. Our future success also depends on our senior management team and its coordination with the senior management team at Medallion Bank. These members of senior management include Alvin Murstein, our Chairman and Chief Executive Officer, Andrew M. Murstein, our President and Chief Operating Officer, Anthony N. Cutrone, our Executive Vice President and Chief Financial Officer, Donald S. Poulton, President and Chief Executive Officer, Medallion Bank, D. Justin Haley, Executive Vice President and Chief Financial Officer, Medallion Bank, and Steven M. Hannay, Executive Vice President and Chief Lending Officer, Medallion Bank. The departure of any member of our senior management or the senior management team at Medallion Bank could have a material adverse effect on our business and financial results.

Terrorist attacks, other acts of violence or war, and natural disasters may affect any market for our securities, impact the businesses in which we invest, and harm our operations and profitability.

Terrorist attacks and natural disasters may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the US or US businesses or major natural disasters hitting the United States. Such attacks or natural disasters in the US or elsewhere may impact the businesses in which we directly or indirectly invest by undermining economic conditions in the United States. In addition, a portion of our business is focused on the New York City metropolitan area, which suffered a terrorist attack in 2001 and has faced continued threats. Another terrorist attack in New York City or elsewhere could severely impact our results of operations. Losses resulting from terrorist attacks are generally uninsurable.

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

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of the dealerships, contractors, and FSPs that sell our consumer products are of critical importance. Our current and former directors, and employees could engage or could have engaged in misconduct that adversely affects our business. For example, if such a person were to engage, or previously engaged, in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, third-party relationships and ability to forge new relationships with third-party dealers, contractors or FSPs. Our business often requires that we deal with confidential information. If our current and former directors, and employees were to improperly use or disclose this information or previously improperly used or disclosed this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our current and former employees or directors, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2022, we had $1.8 billion of outstanding indebtedness with a weighted average borrowing cost of 2.43%.

Approximately $513.2 million of our borrowing relationships have maturity dates during 2023, a vast majority of which are brokered certificates of deposit. Additionally, with the cessation of LIBOR in 2023, there could be rate adjustments that may have an impact to our cost of borrowings. We currently have $33.0 million of indebtedness of which the interest rate is LIBOR-based. See Note 6 of our consolidated financial statements for a discussion of the current and new lending arrangements to date.

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

We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2022 by $1.2 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $1.4 million at December 31, 2022. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

We invest in our portfolio companies primarily through senior secured loans, junior secured loans, and subordinated debt issued by small-to mid-sized companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in New York City for our corporate headquarters under a lease expiring in April 2027. We also lease office space for loan origination offices and subsidiary operations in Newark, New Jersey, which, along with our New York City office, handles our medallion loan segment, and in Excelsior, Minnesota, which handles our commercial lending segment. Medallion Bank leases office space in Salt Lake City, Utah under a lease expiring in November 2030, which handles the recreation and home improvement lending segments. We do not own any real property, other than foreclosed properties obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2017 and compares the Company’s common stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2017 in each of the Company’s common stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulative Total Return

Based on Initial Investment of $100 on December 31, 2017

with dividends reinvested

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of March 9, 2023, there were approximately 180 holders of record of our common stock. On March 9, 2023, the last reported sale price of our common stock was $8.29 per share.

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. Beginning in March 2022, the Board of Directors reinstated our quarterly dividend, with dividends of $0.08 per share paid in March 2022, May 2022, August 2022, and November 2022. We may, however, re-evaluate the new dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes

We have adopted a dividend reinvestment plan pursuant to which stockholders may elect to have distributions reinvested in additional shares of common stock. When we declare a distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the distribution is declared plus brokerage commissions. The automatic reinvestment of distributions will not release plan participants of any income tax that may be payable on the distribution. Stockholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given distribution payment date. Upon termination, we will issue to a stockholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Stockholders may obtain additional information about the dividend reinvestment plan by contacting the American Stock Transfer & Trust Company, LLC at 6201 15th Avenue, Brooklyn, NY, 11219.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On April 29, 2022, our board of directors authorized a new stock repurchase program, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022. Such new repurchase program replaced the previous one, which was terminated. During the year ended December 31, 2022 we repurchased 2,650,911 shares of our common stock at an aggregate cost of $20,618,843. Accordingly, as of December 31, 2022, up to $19,998,012 of shares remain authorized for repurchase under our stock repurchase program. There were no purchases during the years ended December 31, 2021 and 2020.

The following table presents our purchases for the year ended December 31, 2022.

	Total Shares of Common Stock Repurchased	Average Price Paid per Share	Total Amount Paid	Maximum Value of Shares Yet to Be Purchased
January 1 - January 31	—	$—	$—	$22,874,509
February 1 - February 28	—	—	—	22,874,509
March 1 - March 31	67,660	9.12	616,855	22,257,654
April 1 - April 30	—	—	—	22,257,654
May 1 - May 31	1,056,933	7.87	8,316,012	26,683,988
June 1 - June 30	215,217	7.71	1,658,542	25,025,447
July 1 - July 31	—	—	—	25,025,447
August 1 - August 31	734,547	7.93	5,822,227	24,203,219
September 1 - September 30	319,323	7.54	2,408,673	21,794,546
October 1 - October 31	257,231	6.98	1,796,534	19,998,012
November 1 - November 30	—	—	—	19,998,012
December 1 - December 31	—	—	—	19,998,012
Total	2,650,911	$7.78	20,618,843	$19,998,012

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OBJECTIVE

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the years ended December 31, 2022, 2021, and 2020. This section is intended to provide management's perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 19. Additionally, more information about our business activities can be found in “Business.”

GENERAL

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of December 31, 2022, our consumer loans represented 94% of our gross loan portfolio and commercial loans represented 5%. Total assets were $2.3 billion as of December 31, 2022 and $1.9 billion as of December 31, 2021.

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

In 2019, the Bank launched a strategic partnership program to provide lending and other services to financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020 and began issuing its first loans. The Bank continues to evaluate and launch additional partnership programs with fintech companies.

We continue to consider various alternatives for the Bank, which may include an initial public offering of its common stock, the sale of all or part of the Bank, a spin-off or other potential transaction. We do not have a deadline for its consideration of these alternatives, and there can be no assurance that this process will result in any transaction being announced or consummated.

COVID-19

In March 2020, in response to the COVID-19 pandemic, we adjusted the payment policies and procedures with our consumer and medallion businesses, and allowed borrowers to defer payments up to 180 days. As of December 31, 2022, no consumer or medallion loans remained on deferral related to COVID-19. For our medallion portfolio, we determined that anticipated payment activity on our medallion portfolio was impossible to quantify upon the end of the deferral moratorium, and therefore all medallion loans were deemed impaired, placed on nonaccrual status, and written down to each market’s net collateral value in 2020, with additional write-offs taken during 2021. There were no additional write-offs in 2022. We will continue to monitor our medallion portfolio and related assets, which may result in additional write-downs, charge-offs or impairments.

In addition to modifying payment policies, we took steps to accommodate remote work, some of which is still in place today, and implemented several cost-cutting measures, such as reducing employee headcount at our parent company, Medallion Financial Corp., and closing satellite offices in Long Island City, New York; Chicago, Illinois; and Boston, Massachusetts.

The potential future effects of COVID-19, or any new potential variants, on our loan portfolios and businesses remain uncertain, and we could suffer losses on our loan portfolios as a result of the effects on the ability of our borrowers to repay their loans as well as the demand for our loans.

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

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for loan losses, the Company uses historical delinquency and actual loss rates with a three-year look-back period for medallion loans and a one-year look-back period for recreation and home improvement loans and uses historical loss experience and other projections for commercial loans. The allowance is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Our methodology to calculate the general reserve portion of the allowance includes the use of quantitative and qualitative factors. We initially determine an allowance based on quantitative loss factors for loans evaluated collectively for impairment. The quantitative loss factors are based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Qualitative loss factors are used to modify the reserve determined by the quantitative factors and are designed to account for losses that may not be included in the quantitative calculation according to management’s best judgment. If our qualitative loss factor rates were to increase 50 basis points, our recreation and home improvement general reserve would increase by $5.9 million and $3.1 million, respectively. Likewise, if our qualitative loss factor rates were to decrease 50 basis points, our recreation and home improvement general reserve would decrease by $5.9 million and $3.1 million, respectively. Performing loans are recorded at par and the general reserve maintained to absorb expected losses consistent with GAAP.

All medallion loans are deemed impaired and have a specific allowance for each loan, such that the underlying net loan has a value no greater than collateral value. The determination of taxi medallion collateral fair value is derived quarterly for each jurisdiction. For medallion loans, delinquent nonperforming loans are valued at collateral value for the most recent quarter. Collateral value for the medallion loans is generally determined utilizing factors deemed relevant under the circumstances of the market including but not limited to: actual transfers, pending transfers, median and average sales prices, discounted cash flows, market direction and sentiment, and general economic trends for the industry and economy. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We deem a loan impaired when, based on current information and events, it is probable that we will be unable to collect the amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. We charge-off loans in the period that such loans are deemed uncollectible or when they reach 120 days delinquent regardless of whether the loan is a recreation, home improvement, or medallion loan.

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

We adopted the Current Expected Credit Loss accounting standard (Topic 326), otherwise known as CECL, effective January 1, 2023. We anticipate the adoption will increase our allowance for loan losses (allowance for credit losses under CECL) by $11.6 million for consumer loans and a $2.2 million increase with respect to our commercial loans. With the adoption of CECL, we expect that there will be earlier recognition of credit losses, including a near-term effect of larger loan loss provisions, compared to the previous incurred losses accounting standard.

Goodwill and Intangible Assets

Goodwill and intangible assets arose as a result of the excess of the fair value that was determined by an independent third party expert over the book value of several of our previously unconsolidated portfolio investment companies as of April 2, 2018. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. The annual goodwill assessment is focused on the Bank goodwill of $150.8 million and intangible assets of $22.0 million, both of which utilized a step zero qualitative impairment analysis based on historical and projected financial data. The Bank-related intangible assets are amortized over their approximate useful life.

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

Average Balances and Rates

The following table shows our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$4,288	$172	4.01%	$3,149	$56	1.78%	$1,528	$37	2.42%
Federal funds sold	71,847	304	0.42	45,096	23	0.05	65,783	129	0.20
Investment securities	46,832	1,176	2.51	45,195	769	1.70	46,691	997	2.14
Loans
Recreation	1,048,068	139,145	13.28	848,956	118,305	13.94	743,118	110,706	14.90
Home improvement	517,192	44,703	8.64	367,808	34,204	9.30	282,202	27,273	9.66
Commercial	86,702	10,270	11.85	66,589	7,070	10.62	69,293	7,334	10.58
Medallion	4,499	695	15.45	7,903	(1,483)	(18.77)	71,821	(1,518)	(2.11)
Strategic partnerships	537	156	29.05	70	22	31.43	9	4	44.44
Total loans	1,656,998	194,969	11.77	1,291,326	158,118	12.24	1,166,443	143,799	12.33
Total interest-earning assets	1,779,965	196,621	11.06	1,384,766	158,966	11.51	1,280,445	144,962	11.32
Non-interest-earning assets
Cash	39,535			47,050			19,312
Equity investments	10,570			9,830			10,385
Loan collateral in process of foreclosure(1)	28,823			47,764			50,893
Goodwill and intangible assets	173,563			199,160			202,618
Other assets	46,794			44,129			48,190
Total non-interest-earning assets	299,285			347,933			331,398
Total assets	$2,079,250			$1,732,699			$1,611,843
Interest-bearing liabilities
Deposits	$1,440,328	$22,666	1.57%	$1,134,531	$17,543	1.55%	$1,043,096	$22,330	2.14%
Retail and privately placed notes	121,000	10,008	8.27	120,704	10,226	8.47	70,384	6,813	9.68
SBA debentures and borrowings	69,188	2,228	3.22	64,733	2,116	3.27	71,490	2,633	3.68
Preferred securities	33,000	1,283	3.89	33,000	981	2.97	33,000	966	2.97
Notes payable to banks	—	—	—	10,960	134	1.22	32,246	1,246	3.86
Other borrowings	—	—	—	6,782	140	2.06	8,270	163	1.97
Total interest-bearing liabilities	1,663,516	36,185	2.17	1,370,710	31,140	2.28	1,258,486	34,151	2.71
Non-interest-bearing liabilities
Deferred tax liability	22,187			7,444			4,959
Other liabilities (2)	30,574			27,634			29,174
Total non-interest-bearing liabilities	52,761			35,078			34,133
Total liabilities	1,716,277			1,405,788			1,292,619
Non-controlling interest	69,253			72,162			71,904
Total stockholders’ equity	293,720			254,749			247,320
Total liabilities and stockholders’ equity	$2,079,250			$1,732,699			$1,611,843
Net interest income		$160,436			$127,826			$110,811
Net interest margin			9.05%			9.25%			8.65%
(1)
Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by the Bank of $7.5 million, $7.4 million, and $3.5 million as of December 31, 2022, 2021, and 2020.
(2)
Excludes deferred financing costs of $7.0 million and $7.1 million as of December 31, 2022 and 2021.

For the year ended December 31, 2022, our net loans receivable yielded 11.77% (compared to 12.24% for the year ended December 31, 2021). The 47 basis point decrease from the prior year is attributable to the changing mix of our loans, mainly driven by the growth in the home improvement loans, which have a lower coupon than our recreation and commercial loans, as well as competitive pressures in the home improvement segment. Our debt, a significant component being certificates of deposit, funds our growing lending business. Our average interest cost during the year decreased 11 basis points from the prior year, primarily the result of the changing composition, with certificates of deposit comprising a larger percentage of our debt at the end of 2022 as compared to the prior year. Despite the rising costs associated with our certificates of deposit issued during 2022, these borrowings carry a much lower cost of funds than our other funding sources.

Rate/Volume Analysis

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$174	$223	$397	$(31)	$(55)	$(86)	$501	$(910)	$(409)
Investment securities	41	366	407	(24)	(205)	(229)	46	(332)	(286)
Loans
Recreation	26,435	(5,595)	20,840	14,749	(7,150)	7,599	15,078	(3,832)	11,246
Home improvement	12,912	(2,413)	10,499	7,961	(1,030)	6,931	6,933	396	7,329
Commercial	2,382	818	3,200	(287)	23	(264)	803	(1,101)	(298)
Medallion	(526)	2,704	2,178	11,994	(11,959)	35	(1,734)	(3,448)	(5,182)
Strategic partnerships	136	(2)	134	19	(1)	18	—	—	—
Total loans	$41,339	$(4,488)	$36,851	$34,436	$(20,117)	$14,319	$21,080	$(7,985)	$13,095
Total interest-earning assets	$41,554	$(3,899)	$37,655	$34,381	$(20,377)	$14,004	$21,627	$(9,227)	$12,400
Interest-bearing liabilities
Retail and privately placed notes	$24	$(242)	$(218)	$4,263	$(850)	$3,413	$1,093	$(69)	$1,024
Deposits	4,812	311	5,123	1,302	(6,089)	(4,787)	3,213	(3,402)	(189)
Notes payable to banks	(134)	—	(134)	(261)	(850)	(1,111)	(515)	(308)	(823)
SBA debentures and borrowings	143	(31)	112	(223)	(294)	(517)	(190)	(162)	(352)
Preferred securities	—	302	302	—	14	14	—	(557)	(557)
Other borrowings	(140)	—	(140)	(31)	8	(23)	1	2	3
Total interest-bearing liabilities	$4,705	$340	$5,045	$5,050	$(8,061)	$(3,011)	$3,602	$(4,496)	$(894)
Net	$36,849	$(4,239)	$32,610	$29,331	$(12,316)	$17,015	$18,025	$(4,731)	$13,294
For the year ended December 31, 2022, interest income increased primarily due to the increased volume of our recreation and home improvement loan portfolios, even as the average yield decreased on these portfolios. In 2022, we increased rates on newly issued recreation and home improvement loans; however, the effects of these increases have been mitigated as maturing and pre-paid loans had interest rates comparable to or exceeding these increased rates. Despite a decrease in our average borrowing cost, interest expense increased for 2022 driven by the overall increase in our borrowings. The portion of our borrowings represented by deposits, our lowest cost of funds, accounted for a greater percentage of our total borrowings in 2022 compared to 2021 and caused a decrease in our average cost of borrowings, despite a slight increase in costs of those deposits.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, fixed-rate, long-term private notes, fixed-rate, long-term debentures issued to the SBA, preferred securities, and have historically included short-term credit facilities with banks and other short-term notes payable. The Bank issues brokered bank certificates of deposit, which are our lowest borrowing costs. The Bank is able to bid on these deposits at a wide variety of maturity levels which allows for improved interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25.0 million commitment from the SBA. As of December 31, 2022 and 2021, adjustable rate debt constituted 2% of total debt.

Loans

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, which are amortized to interest income over the life of the loan. For the years ended December 31, 2022 and 2021, there was continued growth in the recreation and home improvement segments, as well as, and to a lesser extent, in the commercial segment.

Year Ended December 31, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	513,062	392,543	28,172	605	49,526	983,908
Principal payments, sales, and maturities	(259,326)	(196,203)	(6,610)	(419)	(49,044)	(511,602)
Charge-offs	(27,055)	(6,393)	(6,083)	(314)	—	(39,845)
Transfer to loan collateral in process of foreclosure, net	(12,444)	—	—	(347)	—	(12,791)
Amortization of origination costs	(10,470)	1,763	—	—	—	(8,707)
Amortization of loan premium	(213)	(322)	—	—	—	(535)
FASB origination costs, net	18,638	(1,761)	—	—	—	16,877
Paid-in-kind interest	—	—	724	—	—	724
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953

Year Ended December 31, 2021 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	441,921	258,038	36,415	—	10,997	747,371
Principal payments, sales, maturities, and recoveries	(252,293)	(153,044)	(25,873)	(1,363)	(10,931)	(443,504)
Charge-offs	(14,712)	(2,949)	—	(15,287)	—	(32,948)
Transfer to loan collateral in process of foreclosure, net	(10,431)	—	—	(5,457)	—	(15,888)
Amortization of origination costs	(9,678)	1,671	13	(2)	—	(7,996)
Amortization of loan premium	(221)	(346)	—	(1,615)	—	(2,182)
FASB origination costs, net	14,048	(631)	—	2	—	13,419
Paid-in-kind interest	—	—	814	—	—	814
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924

The following table presents the approximate maturities and sensitivity to change in interest rates for our loans as of December 31, 2022.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$25,911	$239,351	$1,471,607	$141,867	$1,878,736
Recreation	2,039	117,198	1,008,226	15,355	1,142,818
Home improvement	11,511	31,985	458,869	126,512	628,877
Commercial	2,381	86,577	4,512	—	93,470
Medallion	9,980	3,591	—	—	13,571
Adjustable-rate	$2,666	$611	$—	$—	$3,277
Recreation	2,666	611	—	—	3,277
Commercial	—	—	—	—	—
Medallion	—	—	—	—	—
Total loans(1)(2)(3)	$28,577	$239,962	$1,471,607	$141,867	$1,882,013
(1)
Excludes strategic partnership loans.
(2)
Excludes deferred costs.
(3)
As of December 31, 2022, there were no floating-rate loans.

Provision and Allowance for Loan Loss

Our methodology to calculate the general reserve portion of the allowance includes the use of quantitative and qualitative factors. We initially determine an allowance based on quantitative loss factors for loans evaluated collectively for impairment. The quantitative loss factors are based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience. The quantitative loss factors applied in the methodology are periodically reevaluated and adjusted to reflect changes in historical loss levels or other risks. Qualitative loss factors are used to modify the reserve determined by the quantitative factors and are designed to account for losses that may not be included in the quantitative calculation according to management’s best judgment. If our qualitative loss factor rates were to increase 50 basis points, our recreation and home improvement general reserve would increase by $5.9 million and $3.1 million, respectively. Likewise, if our qualitative loss factor rates were to decrease 50 basis points, our recreation and home improvement general reserve would decrease by $5.9 million and $3.1 million, respectively. Performing loans are recorded at book value and the general reserve is maintained to absorb expected losses consistent with GAAP.

We continued to utilize a value of $79,500 for New York City taxi medallions in determining loan loss allowances for medallion loans, during the year ended December 31, 2022, despite reported transfer prices exceeding that level at various points during the year, as we continue to deem the entire medallion portfolio as impaired.

The following table sets forth the activity in the allowance for loan losses for December 31, 2022 and 2021.

	December 31,
(Dollars in thousands)	2022	2021
Allowance for loan losses – beginning balance	$50,166	$57,548
Charge-offs
Recreation	(27,055)	(14,712)
Home improvement	(6,393)	(2,949)
Commercial	(6,083)	—
Medallion	(314)	(15,287)
Total charge-offs	(39,845)	(32,948)
Recoveries
Recreation	13,785	12,131
Home improvement	2,761	2,398
Commercial	47	—
Medallion	6,872	6,415
Total recoveries	23,465	20,944
Net charge-offs (1)	(16,380)	(12,004)
Provision for loan losses	30,059	4,622
Allowance for loan losses – ending balance (2)	$63,845	$50,166
(1)
As of December 31, 2022, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $244.2 million, some of which may represent collection opportunities for us.
(2)
As of December 31, 2022, there was no allowance for loan loss and net charge-offs related to the strategic partnership loans.

Allowance for loan losses by type as of December 31, 2022 and 2021 follows:

December 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$41,966	66%	3.55%	130.60%
Home improvement	11,340	18	1.81	35.29
Commercial	1,049	1	1.13	3.26
Medallion	9,490	15	69.93	29.53
Total	$63,845	100%	3.33%	198.69%

December 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$32,435	64%	3.37%	91.18%
Home improvement	7,356	15	1.68	20.68
Commercial	1,141	2	1.49	3.21
Medallion	9,234	19	65.74	25.96
Total	$50,166	100%	3.37%	141.03%

As of December 31, 2022, the overall allowance for loan losses increased from December 31, 2021, mainly due to the growth of the loan portfolio, specifically the recreation and home improvement loans, as well as a higher allowance coverage ratio related to both recreation and home improvement loans, a result of the increased net charge-offs in 2022, compared to 2021. For recreation and home improvement loans, as of December 31, 2021 the presented allowances exclude $4.2 million and $0.5 million of loan loss allowances which had been netted within loans as a result of the consolidation of Medallion Bank, which was fully amortized in 2022.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	Year Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Recreation	$7,365	0.4%	$3,818	0.3%	$5,343	0.5%
Home improvement	579	*	132	*	170	*
Commercial	74	*	74	*	75	*
Medallion	885	*	—	—	1,290	0.1
Total loans 90 days or more past due	$8,903	0.5%	$4,024	0.3%	$6,878	0.6%
(1)
Percentages are calculated against the total or managed loan portfolio, as appropriate.

(*) Less than 0.1%.

For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off to realized losses. If the collateral is repossessed, a realized loss is recorded to write the collateral down to its net realizable value, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off as a realized loss, and any excess proceeds are recorded as a recovery. Proceeds collected on charged-off accounts are recorded as recoveries. All collection, repossession, and recovery efforts are handled on behalf of the Bank by the servicer. We estimate that the weighted average loan-to-value ratio of our medallion loans was approximately 339%, 295%, and 327%, for the years ended December 31, 2022, 2021, and 2020.

Medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following table shows the activity of loan collateral in process of foreclosure for the twelve months ended December 31, 2022 and 2021.

Year Ended December 31, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	12,444	347	12,791
Sales	(7,707)	(2,668)	(10,375)
Cash payments received	—	(12,289)	(12,289)
Collateral valuation adjustments	(5,081)	(657)	(5,738)
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819

Year Ended December 31, 2021 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2020	$1,432	$53,128	$54,560
Transfer from loans, net	10,431	5,457	15,888
Sales	(6,951)	(2,928)	(9,879)
Cash payments received	—	(14,173)	(14,173)
Collateral valuation adjustments	(3,192)	(5,774)	(8,966)
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a high-growth business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 71%, 74%, and 76% of our interest income for the years ended December 31, 2022, 2021, and 2020.

We maintain relationships with approximately 3,100 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 48% of recreation lending’s new loan originations for the year ended December 31, 2022. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $18,000 as of December 31, 2022. The loans are fixed rate with an average term at origination of 11.3 years. The weighted average maturity of our loans outstanding as of December 31, 2022 is 9.6 years.

The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 58% of the portfolio, boat loans making up 19% of the portfolio, and trailer loans 14% as of December 31, 2022, compared to 60%, 19% and 9% as of December 31, 2021. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, at 16% and 11% of loans outstanding with no other states over 10%. As of December 31, 2022, 2021, and 2020, the weighted average FICO scores of our recreation loans outstanding were 671, 668, and 658. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2022, 2021, and 2020 were 676, 684, and 680.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Selected Earnings Data
Total interest income	$139,145	$118,305	$110,706
Total interest expense	17,932	9,993	13,013
Net interest income	121,213	108,312	97,693
Provision for loan losses	22,802	7,671	23,736
Net interest income after loss provision	98,411	100,641	73,957
Other expense, net	(30,463)	(30,156)	(27,341)
Net income before taxes	67,948	70,485	46,616
Income tax provision	(17,989)	(18,699)	(12,004)
Net income after taxes	$49,959	$51,786	$34,612
Balance Sheet Data
Total loans, gross	$1,183,512	$961,320	$792,686
Total loan allowance	41,966	32,435	27,348
Total loans, net	1,141,546	928,885	765,338
Total assets	1,154,680	896,223	777,605
Total borrowings	936,789	710,616	621,735
Selected Financial Ratios
Return on average assets	4.71%	6.00%	4.59%
Return on average equity	26.83	30.01	22.93
Interest yield	13.28	13.94	14.90
Net interest margin	11.57	12.76	13.15
Reserve coverage	3.55	3.37	3.45
Delinquency status (1)	0.64	0.41	0.70
Charge-off%	1.27	0.30	1.95
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance home improvements and is concentrated in roofs, swimming pools, and windows at 37%, 23%, and 12% of total loans outstanding as of December 31, 2022, as compared to 30%, 26%, and 13% as of December 31, 2021, with no other collateral types over 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida at 10% and 10% of loans outstanding December 31, 2022, with no other states over 10%. As of December 31, 2022, 2021, and 2020, the weighted average FICO scores of our home improvement loans outstanding were 753, 754, and 758. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2022, 2021, and 2020 were 758, 759, and 759.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. Our top ten contractors and FSP relationships were responsible for 62% of home improvement lending’s new loan originations for the year ended December 31, 2022. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

During the year ended December 31, 2022, the home improvement lending segment continued to grow with the net portfolio increasing 43% from the prior year. Reserve coverage rates increased 14 basis points from a year ago. The interest yield decreased from the prior year period, as did the net interest margin, which also reflected higher rates on borrowings and certificates of deposit issued in the current year as compared to the prior year.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Selected Earnings Data
Total interest income	$44,703	$34,204	$27,273
Total interest expense	7,697	4,153	5,699
Net interest income	37,006	30,051	21,574
Provision for loan losses	7,616	2,750	3,778
Net interest income after loss provision	29,390	27,301	17,796
Other expense, net	(13,500)	(11,640)	(9,611)
Net income before taxes	15,890	15,661	8,185
Income tax provision	(4,207)	(4,155)	(2,108)
Net income after taxes	$11,683	$11,506	$6,077
Balance Sheet Data
Total loans, gross	$626,399	$436,772	$334,033
Total loan allowance	11,340	7,356	5,157
Total loans, net	615,059	429,416	328,876
Total assets	618,923	371,781	340,494
Total borrowings	502,131	294,786	272,284
Selected Financial Ratios
Return on average assets	2.23%	3.01%	2.07%
Return on average equity	12.72	15.04	10.35
Interest yield	8.64	9.30	9.66
Net interest margin	7.16	8.17	7.62
Reserve coverage	1.81	1.68	1.54
Delinquency status (1)	0.09	0.03	0.05
Charge-off%	0.70	0.15	0.44
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 44% of which are located in the Midwest region, with the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.0 million to $5.0 million at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing and wholesale trade, making up 52% and 15% of the outstanding loans as of December 31, 2022.

During the year ended December 31, 2022, the commercial portfolio grew to $92.9 million, representing $28.2 million of new loan originations, offset by payoffs and charge-offs. Additionally, reserve rates increased, reflecting specific reserves on aged investments.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2022, 2021, and 2020. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Selected Earnings Data
Total interest income	$9,348	$6,592	$6,926
Total interest expense	3,040	2,720	2,538
Net interest income	6,308	3,872	4,388
Provision for loan losses	5,963	—	—
Net interest income after loss provision	345	3,872	4,388
Other income (expense), net	(1,604)	3,101	(3,196)
Net income (loss) before taxes	(1,259)	6,973	1,192
Income tax benefit (provision)	333	(1,850)	(299)
Net income (loss) after taxes	$(926)	$5,123	$893
Balance Sheet Data
Total loans, gross	$92,899	$74,854	$62,037
Total loan allowance	1,049	1,141	—
Total loans, net	91,850	73,713	62,037
Total assets	101,447	103,631	80,622
Total borrowings	82,304	82,169	65,924
Selected Financial Ratios
Return on average assets	(0.90)%	5.85%	1.07%
Return on average equity	(5.28)	29.23	5.17
Interest yield	10.78	10.41	10.51
Net interest margin	7.28	6.12	6.66
Reserve coverage(1)	1.13	1.49	0.00
Delinquency status (1) (2)	0.08	0.10	0.11
Charge-off% (3)	6.96	—	0.04
(1)
Ratio is based off of total commercial balances and relates solely to the legacy commercial loans balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending business and relates to the total loan business.

	As of December 31,
	2022		2021
Geographic Concentrations	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$21,585	23%	$10,034	13%
Illinois	12,873	14	11,667	16
Minnesota	12,048	13	9,916	13
Texas	9,853	11	5,570	7
North Carolina	5,850	6	7,264	10
Other (1)	30,690	33	30,403	41
Total	$92,899	100%	$74,854	100%
(1)
Includes nine other states, which were all under 10% as of December 31, 2022 and 10 other states, which were all under 10% as of December 31, 2021.

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

The following table presents selected financial data and ratios as of and for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Selected Earnings Data
Total interest income (loss)	$632	$(1,483)	$(1,518)
Total interest expense	508	5,914	3,610
Net interest income (loss)	124	(7,397)	(5,128)
(Benefit) provision for loan losses	(6,474)	(7,752)	42,276
Net interest income (loss) after loss provision	6,598	355	(47,404)
Other expense, net	(6,179)	(1,991)	(30,366)
Net income (loss) before taxes	419	(1,636)	(77,770)
Income tax benefit (provision)	(111)	433	19,520
Net income (loss) after taxes	$308	$(1,203)	$(58,250)
Balance Sheet Data
Total loans, gross	$13,571	$14,046	$37,768
Total loan allowance	9,490	9,234	25,043
Total loans, net	4,081	4,812	12,725
Total assets	24,648	42,011	124,554
Total borrowings	19,997	69,221	98,636
Selected Financial Ratios
Return on average assets	0.74%	(1.15)%	(33.21)%
Return on average equity	4.03	(5.75)	(165.21)
Interest yield	14.05	(18.77)	(2.11)
Net interest margin	2.76	(93.60)	(7.14)
Reserve coverage	69.93	65.74	66.31
Delinquency status (1)	6.52	—	3.57
Charge-off%	(145.76)	95.40	59.38
(1)
Loans 90 days or more past due.

	As of December 31,
	2022		2021
Geographic Concentration	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$12,626	93%	$12,514	89%
Newark	916	7	1,486	11
All Other	29	*	46	*
Total	$13,571	100%	$14,046	100%

(*) Less than 1%.

	As of December 31,
	2022		2021
Geographic Concentration	Total Loan Collateral in Process of Foreclosure	% of Market	Total Loan Collateral in Process of Foreclosure	% of Market
New York City	$16,720	82%	$29,303	82%
Newark	2,965	14	4,247	12
Chicago	732	4	1,952	6
All Other	26	*	208	*
Total	$20,443	100%	$35,710	100%
(*) Less than 1%.

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses not allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment. Strategic partnership loans were $0.6 million in net loans as of December 31, 2022, compared to $0.1 million as of December 31, 2021. This segment also reflects the gains (losses) on the dispositions of certain non-core assets.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2022, 2021, and 2020.

(Dollars in thousands)	Year Ended December 31,
	2022	2021	2020
Selected Earnings Data
Total interest income	$2,793	$1,348	$1,575
Total interest expense	7,008	7,814	9,128
Net interest loss	(4,215)	(6,466)	(7,553)
Total interest expense	152	1,953	27
Net interest loss	(4,367)	(8,419)	(7,580)
Other income (expense), net	(10,781)	1,453	(11,164)
Net loss before taxes	(15,148)	(6,966)	(18,744)
Income tax benefit	4,011	1,552	5,854
Net loss after taxes	$(11,137)	$(5,414)	$(12,890)
Balance Sheet Data
Total loans, gross	$572	$1,932	$3,314
Total loan allowance	—	—	—
Total loans, net	572	1,932	3,314
Total assets	360,181	459,411	285,425
Total borrowings	292,214	328,358	244,987
Selected Financial Ratios
Return on average assets	(3.12)%	(1.89)%	(5.06)%
Return on average equity	(18.62)	(13.62)	(23.29)

Summary Consolidated Financial Ratios

The following table presents selected financial data and ratios as of and for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(Dollars in thousands, Except per share data)	2022	2021	2020
Return on average assets	2.40%	3.33%	(1.67)%
Return on average equity	13.74	17.64	8.43
Return on average stockholder's equity	14.92	21.24	(14.06)
Net interest margin	9.05	9.26	8.65
Other income ratio (1)	0.54	2.28	(0.46)
Total expense ratio (2)	5.07	9.26	7.51
Equity to assets (3)	16.40	19.00	18.54
Debt to equity (4)	4.9x	4.2x	4.3x
Loans receivable to assets	82%	77%	71%
Net charge-offs	16,380	12,004	58,362
Net charge-offs (recoveries) as a % of average loans receivable	0.99%	0.93%	5.00%
Allowance coverage ratio	3.33	3.37	4.68
(1)
Other income ratio represents other income divided by average interest earning assets.
(2)
Total expense ratio represents total expenses (interest expense, operating expenses, and income taxes) divided by average interest earning assets.
(3)
Includes $68.8 million, $68.8 million, and $73.2 million related to non-controlling interests in consolidated subsidiaries as of December 31, 2022, 2021, and 2020.
(4)
Excludes deferred financing costs of $7.0 million, $7.1 million, and $5.8 million as of December 31, 2022, 2021, and 2020.

Consolidated Results of Operations

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net income attributable to shareholders was $43.8 million, or $1.83 per share, for the year ended December 31, 2022, compared to $54.1 million, or $2.17 per share, for the year ended December 31, 2021.

Total interest income was $196.6 million for the year ended December 31, 2022, compared to $159.0 million for the year ended December 31, 2021. The increase in interest income reflects continued growth in the recreation and home improvement lending segments, and to a lesser extent, growth in our commercial lending segment. The yield on interest earning assets was 11.06% for the year ended December 31, 2022, compared to 11.51% for the year ended December 31, 2021, reflecting the growth of our home improvement lending segment, the loans of which have a lower coupon associated with the higher credit quality, as compared to our other lending segments which carry a higher coupon. Average interest earning assets were $1.8 billion for the year ended December 31, 2022, an increase from $1.4 billion for the year ended December 31, 2021, due to continued demand for both recreation and home improvement loans in 2022. In 2022, loan originations were $983.9 million, up from $747.4 million in 2021, with $513.1 million and $392.5 million of the 2022 originations attributable to the recreation and home improvement loans.

Loans before allowance for loan losses were $1.9 billion as of December 31, 2022, comprised of recreation ($1.2 billion), home improvement ($0.6 billion), commercial ($92.9 million), medallion ($13.6 million), and strategic partnership (less than $0.6 million) loans. We had an allowance for loan losses as of December 31, 2022 of $63.8 million, which was attributable to the recreation (66%), home improvement (18%), medallion (15%), and commercial (1%) loan portfolios. As of December 31, 2021, loans before allowance for loan losses were $1.5 billion, comprised of recreation ($1.0 billion), home improvement ($0.4 billion), commercial ($76.7 million), medallion ($14.0 million), and strategic partnership ($0.1 million) loans. We had an allowance for loan losses as of December 31, 2021 of $50.2 million, which was attributable to recreation (64%), medallion (19%), and home improvement (15%) loans. The loan loss allowance increased during the year, primarily due to the growth in the loan portfolio, as well as due to increases in the rate at which we provision for loans, specifically our recreation and home improvement loans, with the allowance rate for these portfolios increasing 18 basis points and 13 basis points, respectively. These increases represent the increased charge-off exposure incurred in 2022 as compared to the prior year.

Loans increased $0.4 billion, or 29%, from $1.5 billion as of December 31, 2021 to $1.9 billion as of December 31, 2022 as a result of $1.0 billion of loan originations, offset primarily by principal payments, and to a lesser extent charge-offs and transfers to loan collateral in process of foreclosure. The provision for loan losses was $30.1 million for the year ended December 31, 2022, compared to $4.6 million for the year ended December 31, 2021. The increase from the prior year is attributable to the growth in the loan portfolio, with new loans requiring an initial allowance be recorded upon issuance, an increase in net charge-offs during the year, as well as an increase in our allowance rate for our loans, particularly recreation and home improvement loans where our allowance coverage rates increased 18 basis point and 13 basis points, respectively. See Note 4 of the accompanying consolidated financial statements for additional information on loans and allowance for loan losses.

Interest expense was $36.2 million for the year ended December 31, 2022, compared to $31.1 million for the year ended December 31, 2021. The increase from the prior year is attributable to the increase in our borrowings, primarily the increase in our certificates of deposit, despite our average cost of borrowing for the year decreasing 11 basis points from the prior year. The average cost of borrowed funds was 2.17% for the year ended December 31, 2022, compared to 2.28% for the year ended December 31, 2021, the decrease mainly driven by the changing mix of our borrowings, with certificates of deposit, our lowest cost of funding, continuing to be a larger portion of our borrowings when compared to prior years. The average cost of the certificates of deposit was 1.57% during the year ended December 31, 2022, compared to 1.55% for the year ended December 31, 2022, with the increase reflecting the increased costs associated with newly issued deposits in the current year when compared to the maturing deposits. We expect our average cost of funds to increase from these levels in this current inflationary environment as we continue to rely upon the issuance of new certificates of deposit to fund our growing lending business. Average debt outstanding was $1.7 billion for the year ended December 31, 2022, up from $1.4 billion for the year ended December 31, 2021, as we issued additional certificates of deposit fund our loan growth. See page 37 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $160.4 million for the year ended December 31, 2022, compared to $127.8 million for the year ended December 31, 2021. Net interest margin was 9.05% for the year ended December 31, 2022, compared to 9.25%, for the year ended December 31, 2021, reflecting the above. With the rates we charge on loans and our cost of funds both increasing due to inflation, we expect our net interest margin to continue to tighten in 2023.

Net other income, which is comprised primarily of gains on the sale of loans and medallion, gains (losses) on equity investments, prepayment fees, servicing fee income, late charges, write-downs of loan collateral, and sponsorship and race winnings in the previous year, was $9.5 million for the year ended December 31, 2022, compared to $31.6 million for the year ended December 31, 2021. The decrease was mainly due to the absence of non-recurring gains such as disposal of equity investments and the extinguishment of debt, as well as the absence of sponsorship and race winnings in the current year resulting from the disposition of our ownership in RPAC in December 2021.

Operating expenses were $72.1 million for year ended December 31, 2022, down from $72.9 million for year ended December 31, 2021. Salaries and benefits were $31.1 million for the year ended December 31, 2022, down from $31.6 million for the year ended December 31, 2021, with the change mainly attributable to the absence of RPAC related salaries, offset by the increased number of employees at the Bank tied to the overall growth in our assets. Professional fees were $13.1 million for the year ended December 31, 2022, compared to $5.3 million for the year ended December 31, 2021, primarily reflective of higher legal and professional costs for a variety of corporate matters inclusive of the SEC litigation.

Total income tax expense was $18.0 million for the year ended December 31, 2022, compared to $24.2 million for the year ended December 31, 2021, for which $1.8 million of tax expense was recorded in 2021 related to a valuation allowance with respect to certain tax assets which we believe will not be realized.

Loan collateral in process of foreclosure was $21.8 million at December 31, 2022, a decline from $37.4 million at December 31, 2021. The decrease primarily reflects cash payments received and structured settlements during the year.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

For a comparison of the Company’s results of operations for the year ended December 31, 2021 to the year ended December 31, 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 14, 2022.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of consumer, commercial, and medallion loans, and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of bank certificates of deposit, privately placed notes, SBA debentures and borrowings, and preferred securities).

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

The following table presents our interest rate sensitivity gap at December 31, 2022. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We have not reflected an assumed annual prepayment rate for such assets in this table.

December 31, 2022 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$25,914	$18,728	$44,885	$64,852	$110,886	$55,506	$1,557,967	$1,878,738
Adjustable rate	2,666	611	—	—	—	—	—	3,277
Investment securities	12,487	4,099	2,316	4,029	4,258	1,995	37,923	67,107
Cash	104,348	—	500	750	—	—	—	105,598
Total earning assets	$145,415	$23,438	$47,701	$69,631	$115,144	$57,501	$1,595,890	$2,054,720
Interest bearing liabilities
Deposits	$508,218	$419,560	$384,720	$149,329	$147,845	$—	$—	$1,609,672
Retail and privately placed notes	—	36,000	—	31,250	53,750	—	—	121,000
SBA debentures and borrowings	5,000	7,762	14,000	14,000	2,000	—	25,750	68,512
Preferred securities	—	—	—	—	—	—	33,000	33,000
Total liabilities	$513,218	$463,322	$398,720	$194,579	$203,595	$—	$58,750	$1,832,184
Interest rate gap	$(367,803)	$(439,884)	$(351,019)	$(124,948)	$(88,451)	$57,501	$1,537,140	$222,536
Cumulative interest rate gap	$(367,803)	$(807,687)	$(1,158,706)	$(1,283,654)	$(1,372,105)	$(1,314,604)	$222,536	$—
December 31, 2021 (2)	$(230,601)	$(455,807)	$(770,239)	$(891,489)	$(1,007,810)	$(940,350)	$153,539	$—
December 31, 2020 (2)	$(366,801)	$(570,449)	$(719,385)	$(827,236)	$(907,295)	$(860,941)	$52,347	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (18%), (14%), and (27%) as of December 31, 2022, 2021, and 2020.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.1 billion and interest rate sensitive liabilities were $1.8 billion at December 31, 2022. The one-year cumulative interest rate gap was a negative $367.8 million or 18% of interest rate sensitive assets. We actively monitor the level of exposure with the goal that movements in interest rates not adversely and unexpectedly negatively affect future earnings. We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our loan and investment securities portfolios.

LIBOR is set to terminate on June 30, 2023. We do not have lendings tied to LIBOR and do not expect an impact on our loans. We have borrowings, our trust preferred securities that bear a variable rate of interest of 90 day LIBOR (4.77% at December 31, 2022) plus 2.13%. For these borrowings, the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 43 basis points will replace LIBOR upon its termination. We do not expect this change to have a material impact on our borrowings.

Liquidity and Capital Resources

Our sources of liquidity include brokered certificates of deposit, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, issuances of preferred securities at our subsidiaries, and the disposition of our other assets. Additionally, the Bank has up to $75.0 million available under Fed Funds lines with several commercial banks, and as of December 31, 2022, we had unfunded commitments from the SBA of $4.8 million.

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

The net proceeds from the December 2020, February 2021, March 2021 and April 2021 private placements were used for general corporate purposes, including repayment of outstanding debts, including repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount.

In December 2019, the Bank closed an initial public offering of 1,840,000 shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, with a $46.0 million aggregate liquidation amount, yielding net proceeds of $42.5 million, which were recorded in the Bank’s shareholders’ equity. Dividends are payable quarterly from the date of issuance to, but excluding April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to a benchmark rate (which is expected to be three-month Secured Overnight Financing Rate, or SOFR) plus a spread of 6.46% per annum.

In March 2019, we completed a private placement to certain institutional investors of $30.0 million aggregate principal amount of 8.25% unsecured notes due 2024, with interest payable semiannually. A follow-on offering of these notes in the 2019 third quarter raised an additional $6.0 million.

The table below presents the components of our debt were as of December 31, 2022, exclusive of deferred financing costs of $7.0 million. See Note 4 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$1,609,673	88%	1.91%
Retail and privately placed notes	121,000	7	7.66
SBA debentures and borrowings	68,512	3	3.08
Preferred securities	33,000	2	6.86
Total outstanding debt	$1,832,185	100%	2.43%
(1)
Weighted average contractual rate as of December 31, 2022.
(2)
Balance includes $1.3 million of strategic partner reserve deposits as of December 31, 2022.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows all contractual obligations at December 31, 2022.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$508,218	$419,560	$384,720	$149,329	$147,845	$—	$1,609,672
Retail and privately placed notes	—	36,000	—	31,250	53,750	—	121,000
SBA debentures and borrowings	5,000	7,762	14,000	14,000	2,000	25,750	68,512
Preferred securities	—	—	—	—	—	33,000	33,000
Total outstanding borrowings	513,218	463,322	398,720	194,579	203,595	58,750	1,832,184
Operating lease obligations	2,518	2,526	2,505	2,440	1,212	1,290	12,491
Total contractual obligations	$515,736	$465,848	$401,225	$197,019	$204,807	$60,040	$1,844,675
(1)
Total debt is exclusive of deferred financing costs of $7.0 million.
(2)
Balance excludes $1.3 million of strategic partner reserve deposits as of December 31, 2022.

Approximately $977 million of our borrowings have maturity dates during the next two years, a vast majority of which are brokered certificates of deposit.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate loans and investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2022 by $1.2 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $1.4 million at December 31, 2022. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2022. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.	MFC	MCI		FSVC		MB		December 31, 2022	December 31, 2021
Cash, cash equivalents and federal funds sold	$20,679	$208	$10,559	(2)	$176	(2)	$73,976		$105,598	$124,484
Preferred securities	33,000								33,000	33,000
Average interest rate	6.86%								6.86%	2.31%
Maturity	9/37								9/37	9/37
Retailed notes and privately placed borrowings	121,000								121,000	121,000
Average interest rate	7.66%								7.66%	7.66%
Maturity	3/24 - 12/27								3/24 - 12/27	3/24-12/27
SBA debentures & borrowings
Amounts available			4,750						4,750	9,500
Amounts outstanding			65,750		2,762				68,512	69,963
Average interest rate			3.07%		3.25%				3.08%	2.72%
Maturity			3/23 - 3/33		4/24				3/23 - 3/33	3/23- 3/32
Brokered CD's & other funds borrowed							1,610,922	(3)	1,610,922	1,254,038
Average interest rate							1.91%		1.91%	1.20%
Maturity							1/23 - 12/27		1/23 - 12/27	1/22-12/26
Total Cash	$20,679	$208	$10,559		$176		$73,976		$105,598	$124,484
Total debt outstanding(1)	$154,000	$-	$65,750		$2,762		$1,610,922		$1,833,434	$1,478,001
(1)
Excludes deferred financing costs of $7.0 million and $7.1 million as of December 31, 2022 and 2021.
(2)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(3)
Balance includes $1.3 million of strategic partner reserve deposits and $8.7 million related to listing services.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, medallion loan market values, economic conditions, and competition.

We also generate liquidity through deposits generated at the Bank, through the issuance of SBA debentures, the issuance of privately placed notes, and historically through borrowing arrangements with other banks, preferred equity securities at our subsidiaries, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We actively seek additional sources of liquidity; however, given market conditions, there can be no assurance that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 to defer implementation of the standard for smaller reporting companies to fiscal years beginning after December 15, 2022. We adopted Topic 326 on January 1, 2023. We anticipate the adoption will increase our allowance for loan losses (allowance for credit losses under CECL) by $11.6 million for consumer loans and a $2.2 million increase with respect to our commercial loans. The medallion loan allowance will not be affected. With the adoption of CECL, we expect that there will be earlier recognition of credit losses, including a near-term effect of larger loan loss provisions, compared to the incurred losses accounting standard.

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements, or Topic 205: Depository and Lending, or Topic 942: and Financial Services – Investment Companies, or Topic 946: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This new standard amends certain Securities and Exchange Commission, or the SEC, paragraphs from the Codification in response to the issuance of SEC Final Rule No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses and SEC Rule No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. We have assessed the impact of the update and determined it does not have a material impact on the accompanying financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The main objective of this new standard is to amend ASU 2016-13 in response to feedback received from the post-implementation review process. The amendments update ASU 2016-13 to require that an entity measure and record the lifetime expected credit losses on an asset upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (TDRs) have been incorporated into the allowance for credit losses. The amendments also require the disclosure of current period gross write-offs, by year of origination, for financing receivables. ASU 2022-02 was effective upon the adoption of ASU 2016-13.

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

In addition, the illiquidity of portions of our loan portfolio and investments may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of our portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net interest income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt, and to a lesser extent by floating-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2022 by $1.2 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income of $1.4 million at December 31, 2022. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2022 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2022 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the three-year period ended December 31, 2022, and our report dated March 10, 2023 expressed an unqualified opinion.

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

March 10, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 1, 2023 for our 2023 Annual Meeting of Shareholders under the captions “Proposal No. 1 Election of Class III Directors", “Our Directors and Executive Officers", and “Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 1, 2023 for our 2023 Annual Meeting of Shareholders under the captions “Corporate Governance”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 1, 2023 for our 2023 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 1, 2023 for our 2023 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by May 1, 2023 for our 2023 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

10.1

First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2

Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.3

Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.4

First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.5

Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.6

Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.7

Employment Agreement, dated June 27, 2016, between Donald Poulton, Medallion Financial Corp. and Medallion Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2016 (File No. 814-00188) and incorporated by reference herein.*

10.8

Amended and Restated Employment Agreement, dated June 13, 2022, by and between Anthony N. Cutrone and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2022 (File No. 001-37747) and incorporated by reference herein.*

10.9	Amended and Restated Employment Agreement, dated August 10, 2021, by and between David Justin Haley and Medallion Financial Corp. and Medallion Bank. Filed herewith.*
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
10.13

2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2018 Annual Meeting of Shareholders filed on April 30, 2018 (File No. 001-37747) and incorporated by reference herein.*

10.14

Amendment to Medallion Financial Corp. 2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2020 Annual Meeting of Shareholders filed on April 28, 2020 (File No. 001-37747) and incorporated by reference herein.*

10.15

Amendment No. 2 to Medallion Financial Corp. 2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2022 Annual Meeting of Shareholders filed on May 2, 2022 (File No. 001-37747) and incorporated by reference herein.*

10.16

Medallion Financial Corp. Annual Short Term Incentive Plan, adopted by the Board of Directors on June 1, 2022. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2022 (File No. 001-37747) and incorporated by reference herein.*

10.17

Form of Performance Stock Unit Notice and Agreement. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (File No. 001-37747) and incorporated by reference herein.*

10.18

Indenture of Lease, dated October 31, 1997, by and between Sage Realty Corporation, as Agent and Landlord, and Medallion Financial Corp., as Tenant. Filed as Exhibit 10.64 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 812-09744) and incorporated by reference herein.

10.19

First Amendment of Lease, dated September 6, 2005, by and between Medallion Financial Corp. and Sage Realty Corporation. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2005 (File No. 814-00188) and incorporated by reference herein.

10.20

Second Amendment of Lease, dated August 5, 2015, by and between Sage Realty Corporation and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2015 (File No. 814-00188) and incorporated by reference herein.

10.21

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

10.31

Eighth Amendment of Lease Agreement, dated March 28, 2018, by and between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.32

Letter from Mountain High Real Estate Advisors, Inc. to Medallion Bank, dated July 23, 2018, regarding 8th Amendment Lease Commencement. Filed as Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-37747) and incorporated by reference herein.

10.33

Ninth Amendment to Agreement of Lease, dated August 19, 2019, by and between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2019 (File No. 001-37747) and incorporated by reference herein.

10.34	Tenth Amendment to Agreement of Lease, dated April 5, 2022, by and between Investment Property Group, LLC and Medallion Bank. Filed herewith.
10.35

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

10.40

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

10.43

Amendment No. 4 to Loan Agreement, dated and effective as of February 15, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2019 (File No. 001-37747) and incorporated by reference herein.

10.44

Amendment No. 5 to Loan Agreement, dated and effective as of March 14, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019 (File No. 001-37747) and incorporated by reference herein.

10.45

Amendment No. 6 to Loan Agreement, dated and effective as of March 27, 2019, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2019 (File No. 001-37747) and incorporated by reference herein.

10.46

Amendment No. 7 to Loan Agreement, dated and effective as of January 30, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2020 (File No. 001-37747) and incorporated by reference herein.

10.47

Amendment No. 8 to Loan Agreement, dated and effective as of March 27, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.42 to the Annual Report on Form 10-K filed for the Fiscal Year ended December 31, 2019 (File No. 001-37747) and incorporated by reference herein.

10.48

Amendment No. 9 to Loan Agreement, dated and effective as of June 1, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2020 (File No. 001-37747) and incorporated by reference herein.

10.49

Amendment No. 10 to Loan Agreement, dated and effective as of September 1, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2020 (File No. 001-37747) and incorporated by reference herein.

10.50

Amendment No. 11 to Loan Agreement, dated and effective as of September 14, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 15, 2020 (File No. 001-37747) and incorporated by reference herein.

10.51

Amendment No. 12 to Loan Agreement, dated and effective as of September 23, 2020, by and between U.S. Small Business Administration and Freshstart Venture Capital Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2020 (File No. 001-37747) and incorporated by reference herein.

10.52

Cooperation Agreement, dated as of May 1, 2022, by and among Medallion Financial Corp., KORR Value L.P., KORR Acquisitions Group, Inc., Kenneth Orr, David Orr, and Jonathan Orr. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 2, 2022 (File No. 001-37747) and incorporated by reference herein.

10.53

Amendment to Cooperation Agreement, dated as of August 10, 2022, by and among Medallion Financial Corp., KORR Value L.P., KORR Acquisitions Group, Inc., Kenneth Orr, David Orr, and Jonathan Orr. Filed as Exhibit 10.2 to the Current Report on Form 8-K/A filed on August 11, 2022 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	March 10, 2023

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2023
Alvin Murstein

/s/ Anthony N. Cutrone	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2023
Anthony N. Cutrone

/s/ Andrew M. Murstein	President and Director	March 10, 2023
Andrew M. Murstein

/s/ John Everets	Director	March 10, 2023
John Everets

/s/ Cynthia Hallenbeck	Director	March 10, 2023
Cynthia Hallenbeck

/s/ Brent O. Hatch	Director	March 10, 2023
Brent O. Hatch

/s/ Robert M. Meyer	Director	March 10, 2023
Robert M. Meyer

/s/ David L. Rudnick	Director	March 10, 2023
David L. Rudnick

/s/ Allan J. Tanenbaum	Director	March 10, 2023
Allan J. Tanenbaum

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the three-year period ended December 31, 2022 and the related notes to the financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in stockholders’ equity, and cash flows for each of the three years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
•
We tested the accuracy of the underlying data and key inputs used within the allowance for loan losses.
•
We evaluated analytics and trends of the overall allowance loan loss analysis to assess for reasonableness.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2005.

New York, New York

March 10, 2023

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share data)	2022	2021
Assets
Cash and cash equivalents (1)	$33,172	$64,482
Federal funds sold	72,426	60,002
Investment securities	48,492	44,772
Equity investments	10,293	9,726
Loans	1,916,953	1,488,924
Allowance for loan losses	(63,845)	(50,166)
Net loans receivable	1,853,108	1,438,758
Goodwill	150,803	150,803
Loan collateral in process of foreclosure (2)	21,819	37,430
Intangible assets, net	22,035	23,480
Property, equipment, and right-of-use lease asset, net	13,168	11,762
Accrued interest receivable	12,613	10,621
Income tax receivable	2,095	833
Other assets	19,855	20,388
Total assets	$2,259,879	$1,873,057
Liabilities
Deposits (3)	$1,607,110	$1,250,880
Long-term debt (4)	214,320	219,973
Deferred tax liabilities, net	26,753	18,210
Operating lease liabilities	8,408	9,053
Short-term debt	5,000	—
Accrued interest payable	4,790	3,395
Accounts payable and accrued expenses (5)	22,974	15,718
Total liabilities	1,889,355	1,517,229
Commitments and contingencies (6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 28,663,827 shares at December 31, 2022 and 28,124,629 shares at December 31, 2021 issued)	287	281
Additional paid in capital	283,663	280,038
Treasury stock (5,602,154 shares at December 31, 2022 and 2,951,243 December 31, 2021)	(45,538)	(24,919)
Accumulated other comprehensive income (loss)	(3,349)	1,034
Retained earnings	66,673	30,606
Total stockholders’ equity	301,736	287,040
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	370,524	355,828
Total liabilities and equity	$2,259,879	$1,873,057
Number of shares outstanding	23,061,673	25,173,386
Book value per share	$13.08	$11.40
(1)
Includes no restricted cash requirement as of December 31, 2022 and restricted cash of $3.0 million as of December 31, 2021.
(2)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $7.5 million and $7.4 million as of December 31, 2022 and 2021.
(3)
Includes $3.8 million and $3.2 million of deferred financing costs as of December 31, 2022 and 2021. Refer to Note 5 for more details.
(4)
Includes $3.2 million and $4.0 million of deferred financing costs as of December 31, 2022 and 2021. Refer to Note 5 for more details.
(5)
Includes the short-term portion of lease liabilities of $2.2 million and $2.2 million as of December 31, 2022 and 2021. Refer to Note 6 for more details.
(6)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2022	2021	2020
Interest and fees on loans	$195,074	$157,990	$143,701
Interest and dividends on investment securities	1,547	976	1,208
Medallion lease income	—	—	53
Total interest income(1)	196,621	158,966	144,962
Interest on deposits	22,666	17,543	22,330
Interest on long-term debt	13,387	12,907	9,815
Interest on short-term borrowings	132	690	2,006
Total interest expense(2)	36,185	31,140	34,151
Net interest income	160,436	127,826	110,811
Provision for loan losses	30,059	4,622	69,817
Net interest income after provision for loan losses	130,377	123,204	40,994
Other income (loss)
Gain on sale of loans and medallion	5,448	1,788	1,019
Gain (loss) on equity investments	2,779	17,379	(2,985)
Write-down of loan collateral in process of foreclosure	(657)	(5,592)	(24,523)
Gain on extinguishment of debt	—	4,626	—
Sponsorship and race winnings, net	—	12,567	20,042
Other income	1,956	798	511
Total other income (loss), net	9,526	31,566	(5,936)
Other expenses
Salaries and employee benefits	31,130	31,591	28,172
Professional fees	13,054	5,311	8,047
Loan servicing fees	8,371	7,013	6,737
Collection costs	5,314	5,279	5,454
Rent expense	2,378	2,454	2,833
Regulatory fees	2,418	1,872	1,822
Amortization of intangible assets	1,445	1,445	1,445
Race team related expenses	—	9,559	8,366
Other expenses	7,943	8,375	9,163
Total other expenses	72,053	72,899	72,039
Income (loss) before income taxes	67,850	81,871	(36,981)
Income tax (provision) benefit	(17,963)	(24,217)	10,074
Net income (loss) after taxes	49,887	57,654	(26,907)
Less: income attributable to the non-controlling interest	6,047	3,546	7,876
Total net income (loss) attributable to Medallion Financial Corp.	$43,840	$54,108	$(34,783)
Basic net income (loss) per share	$1.86	$2.20	$(1.42)
Diluted net income (loss) per share	$1.83	$2.17	$(1.42)
Weighted average common shares outstanding
Basic	23,583,049	24,599,804	24,445,452
Diluted	23,927,342	24,943,169	24,445,452
(1)
Included in interest and investment income is $0.7 million, $0.8 million, and $1.2 million of paid-in-kind interest for the years ended December 31, 2022, 2021, and 2020.
(2)
Average borrowings outstanding were $1.7 billion, $1.4 billion and $1.3 billion as of December 31, 2022, 2021, and 2020 and the related average borrowing costs were 2.17%, 2.28%, and 2.71% for the years ended December 31, 2022, 2021, and 2020.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income (loss) after taxes	$49,887	$57,654	$(26,907)
Other comprehensive income (loss), net of tax	(4,383)	(978)	1,013
Total comprehensive income (loss)	45,504	56,676	(25,894)
Less comprehensive income attributable to the non-controlling interest	6,047	3,546	7,876
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$39,457	$53,130	$(33,770)

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2019	27,597,802	$276	$275,511	(2,951,243)	$(24,919)	$11,281	$999	$263,148	$71,320	$334,468
Net income (loss)	—	—	—	—	—	(34,783)	—	(34,783)	7,876	(26,907)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,043)	(6,043)
Stock-based compensation	—	2	2,028	—	—	—	—	2,030	—	2,030
Issuance of restricted stock, net	229,408	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(8,755)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units, net	10,416	—	—	—	—	—	—	—	—	—
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	1,013	1,013	—	1,013
Balance at December 31, 2020	27,828,871	$278	$277,539	(2,951,243)	$(24,919)	$(23,502)	$2,012	$231,408	$73,153	$304,561
Net income	—	—	—	—	—	54,108	—	54,108	3,546	57,654
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,516)	(6,516)
Disposition of RPAC	—	—	—	—	—	—	—	—	(1,395)	(1,395)
Stock-based compensation	—	3	2,258	—	—	—	—	2,261	—	2,261
Issuance of restricted stock, net	258,120	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(21,940)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units, net	15,508	—	—	—	—	—	—	—	—	—
Exercise of stock options	44,070	—	241	—	—	—	—	241	—	241
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	(978)	(978)	—	(978)
Balance at December 31, 2021	28,124,629	$281	$280,038	(2,951,243)	$(24,919)	$30,606	$1,034	$287,040	$68,788	$355,828
Net income	—	—	—	—	—	43,840	—	43,840	6,047	49,887
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,047)	(6,047)
Stock-based compensation	—	6	3,470	—	—	—	—	3,476	—	3,476
Issuance of restricted stock, net	522,475	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(29,359)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units, net	22,337	—	—	—	—	—	—	—	—	—
Exercise of stock options	23,745	—	155	—	—	—	—	155	—	155
Purchase of common stock	—	—	—	(2,650,911)	(20,619)	—	—	(20,619)	—	(20,619)
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(7,773)	—	(7,773)	—	(7,773)
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	(4,383)	(4,383)	—	(4,383)
Balance at December 31, 2022	28,663,827	$287	$283,663	(5,602,154)	$(45,538)	$66,673	$(3,349)	$301,736	$68,788	$370,524

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)/net decrease in net assets resulting from operations	$49,887	$57,654	$(26,907)
Adjustments to reconcile net income (loss)/net decrease in net assets resulting from operations to net cash provided by operating activities:
Provision for loan losses	30,059	4,622	69,817
Paid-in-kind interest income	(724)	(814)	(1,188)
Depreciation and amortization	5,229	6,519	7,714
Amortization of origination fees, net	8,707	7,996	6,022
(Decrease) increase in deferred and other tax liabilities, net	7,281	18,327	(8,776)
Net change in value of loan collateral in process of foreclosure	5,738	8,966	31,926
Net realized (gains) losses on sale of investments	(2,779)	(17,380)	4,305
Stock-based compensation expense	3,476	2,261	2,030
Gain on extinguishment of debt	—	(4,626)	—
Increase in accrued interest receivable	(1,992)	(283)	(1,676)
Gain on disposition of RPAC	—	(715)	—
Decrease (increase) in other assets	(3,919)	(5,354)	2,223
Decrease (increase) in accounts payable and accrued expenses	6,382	2,694	(7,206)
(Decrease) increase in accrued interest payable	1,395	(1,141)	422
Net cash provided by operating activities	108,740	78,726	78,706
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(1,000,785)	(760,790)	(506,106)
Proceeds from principal receipts, sales, and maturities of loans	535,067	464,448	321,831
Purchases of investments	(20,713)	(19,354)	(15,580)
Proceeds from disposition of RPAC, net	—	17,676	—
Proceeds from principal receipts, sales, and maturities of investments	14,762	35,647	15,399
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	22,664	24,052	13,499
Net cash used for investing activities	(449,005)	(238,321)	(170,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	839,104	805,577	668,577
Repayments of time deposits and funds borrowed	(483,671)	(627,263)	(526,064)
Treasury stock repurchased	(20,619)	—	—
Distributions to non-controlling interests	(6,047)	(6,516)	(6,043)
Cash dividend paid on common stock	(7,543)	—	—
Proceeds from the exercise of stock options	155	241	—
Net cash provided by financing activities	321,379	172,039	136,470
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,886)	12,444	44,219
Cash and cash equivalents, beginning of period	124,484	112,040	67,821
Cash and cash equivalents, end of period (1)	$105,598	$124,484	$112,040
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$31,976	$29,867	$31,204
Cash paid during the period for income taxes	8,848	5,479	104
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$12,791	$15,888	$47,254
Loans transferred to other foreclosed property	—	—	1,800
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a specialty finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank charter pursuant to the laws of the State of Utah. The Bank originates consumer loans on a national basis for the purchase of recreational vehicles, or “RVs”, boats and other consumer recreational equipment and to finance home improvements such as replacement windows and roofs. Prior to 2014, the Bank originated commercial loans to finance the purchase of taxi medallions, all of which are serviced by the Company. The loans are financed primarily with time certificates of deposit which are originated nationally through a variety of brokered deposit relationships. In 2019, the Bank began building a strategic partnership program that targets relationships with financial technology, or fintech, companies to offer loans and other financial services to customers. The Bank entered into an initial partnership in 2020 and continues to evaluate and launch additional partnerships.

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or MCI, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; Medallion Funding LLC, or MFC, an SBIC, which historically was the Company's primary taxi medallion lending company; and Freshstart Venture Capital Corp., or FSVC, an SBIC that originated and services medallion and commercial loans. MCI, MFC, and FSVC, as SBICs, are regulated by the Small Business Administration, or SBA. MCI and FSVC are financed in part by the SBA.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at December 31, 2022, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. As of December 31, 2022, cash also includes $1.3 million of interest-bearing funds deposited in other banks, that are mainly callable, with original terms of 3 to 5 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10.3 million and $9.7 million as of December 31, 2022 and 2021, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of December 31, 2022, cumulative impairment of $2.4 million had been recorded with respect to these investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of December 31, 2022 and 2021, the fair value of these securities were $1.7 million and $2.0 million and are included in other assets on the consolidated balance sheet.

The following table presents the unrealized portion related to the equity securities held as of December 31, 2022.

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Net losses recognized during the period on equity securities	$(226)	$(50)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(226)	$(50)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.1 million and $0.3 million as of December 31, 2022 and 2021, and $0.1 million, $0.1 million, and $0.3 million was amortized to interest income for the years ended December 31, 2022, 2021, and 2020. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. As of December 31, 2022 and 2021, net loan origination costs were $34.9 million and $26.1 million. Net amortization to income for the years ended December 31, 2022, 2021, and 2020 were $8.7 million, $8.0 million, and $6.0 million.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio has different characteristics, typified by a larger number of smaller dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. Consumer loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $8.9 million or 0.47% of the total loan portfolio as of December 31, 2022, as compared to $4.0 million, or 0.28% as of December 31, 2021.

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

Loan collateral in process of foreclosure primarily includes medallion loans that have reached 120 days past due and have been charged-down to their net realizable value, in addition to consumer repossessed collateral in the process of being sold. For New York City medallion loans in the process of foreclosure, the Company continued to utilize a net value of $79,500 when assessing net realizable value for these medallion loans, despite fluctuating current transfer prices which may exceed that level from time to time. The "loan collateral in the process of foreclosure" designation reflects that the collection activities on these loans have transitioned from working with the borrower, to the liquidation of the collateral securing the loans. The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $19.5 million and $20.5 million at December 31, 2022 and 2021. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of December 31, 2022 and 2021.

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

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of December 31, 2022 and 2021, the Company had intangible assets of $22.0 million and $23.5 million. During 2021, the Company disposed of its investment in RPAC Racing LLC, or RPAC, resulting in the removal of $26.2 million of intangible assets. The Company recognized $1.4 million of amortization expense on the intangible assets for each of the years ended December 31, 2022 and 2021. Additionally, loan portfolio premiums of $12.4 million were determined as of April 2, 2018, of which $0 and $0.5 million were outstanding as of December 31, 2022 and 2021, and of which $0.5 million, $2.2 million, and $3.0 million was amortized to interest income for the years ended December 31, 2022, 2021, and 2020. Management performed a step 0 analysis in assessing the goodwill and intangibles for impairment at December 31, 2022 and 2021, concluding that there was no impairment of these assets.

The following table details of the intangible assets as of December 31, 2022 and 2021:

	December 31,
(Dollars in thousands)	2022	2021
Brand-related intellectual property	$16,775	$17,874
Home improvement contractor relationships	5,260	5,606
Total intangible assets	$22,035	$23,480

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.4 million, $0.3 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $2.6 million, $2.4 million, and $2.6 million for the years ended December 31, 2022, 2021, and 2020. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $7.0 million and $7.1 million as of December 31, 2022 and 2021.

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

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2022	2021	2020
Net income (loss) available to common stockholders	$43,840	$54,108	$(34,783)
Weighted average common shares outstanding applicable to basic EPS	23,583,049	24,599,804	24,445,452
Effect of dilutive stock options	67,825	92,602	—
Effect of restricted stock grants	276,469	250,763	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	23,927,342	24,943,169	24,445,452
Basic income (loss) per share	$1.86	$2.20	$(1.42)
Diluted income (loss) per share	1.83	2.17	(1.42)

Potentially dilutive common shares excluded from the above calculations aggregated 347,963 shares, 421,190, and 934,003 shares as of December 31, 2022, 2021, and 2020.

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

During the years ended December 31, 2022, 2021, and 2020, the Company issued 522,475, 258,120, and 229,408 restricted shares of stock-based compensation awards, issued 0, 317,398, and 444,557 shares of other stock-based compensation awards, and issued 129,638, 16,803, and 47,156 restricted stock units; and recognized $3.5 million, $2.3 million, and $2.0 million, or $0.15, $0.09, and $0.08 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2022, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $3.9 million, which is expected to be recognized over the next 9 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could preclude its ability to pay dividends to the Company, and that an adequate allowance for loan losses be maintained. As of December 31, 2022, the Bank’s Tier 1 leverage ratio was 16.2%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory		December 31,
(Dollars in thousands)	Minimum	Well-Capitalized	2022	2021
Common equity tier 1 capital			$242,049	$193,459
Tier 1 capital			310,837	262,247
Total capital			334,913	281,211
Average assets			1,917,904	1,495,726
Risk-weighted assets			1,888,530	1,482,678
Leverage ratio (1)	4.0%	5.0%	16.2%	17.5%
Common equity tier 1 capital ratio (2)	7.0	6.5	12.8	13.1
Tier 1 capital ratio (3)	8.5	8.0	16.5	17.7
Total capital ratio (3)	10.5	10.0	17.7	19.0
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of December 31, 2022 and 2021 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both December 31, 2022 and 2021.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of this new standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial assets and other commitments to extend credit held by a reporting entity at each reporting date. Under the FASB’s new standard, the concepts used by entities to account for credit losses on financial instruments will fundamentally change. The existing “probable” and “incurred” loss recognition threshold is removed. Loss estimates are based upon lifetime “expected” credit losses. The use of past and current events must now be supplemented with “reasonable and supportable” expectations about the future to determine the amount of credit loss. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL (current expected credit loss) model. ASU 2016-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019 for public entities, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 to defer implementation of the standard for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. The Company adopted Topic 326 on January 1, 2023. The Company anticipates the adoption will increase in the Company's allowance for loan losses (allowance for credit losses under CECL) by $11.6 million for consumer loans and a $2.2 million increase with respect to the Company's commercial loans. The medallion loan allowance will not be affected. With the adoption of CECL, the Company expects that there will be earlier recognition of credit losses, including a near-term effect of larger loan loss provisions, compared to the incurred losses accounting standard.

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements, or Topic 205: Depository and Lending, or Topic 942: and Financial Services – Investment Companies, or Topic 946: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This new standard amends certain Securities and Exchange Commission, or the SEC, paragraphs from the Codification in response to the issuance of SEC Final Rule No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses and SEC Rule No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The Company has assessed the impact of the update and determined it does not have a material impact on the accompanying financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. The main objective of this new standard is to amend ASU 2016-13 in response to feedback received from the post-implementation review process. The amendments update ASU 2016-13 to require that an entity measure and record the lifetime expected credit losses on an asset upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (TDRs) have been incorporated into the allowance for credit losses. The amendments also require the disclosure of current period gross write-offs, by year of origination, for financing receivables. ASU 2022-02 was effective upon the adoption of ASU 2016-13.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement, or Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2016-13. This new standard is effective for the fiscal years beginning after December 31, 2023 and clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company has assessed the impact of the update and determined it does not have a material impact on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.
(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of December 31, 2022 and 2021.

December 31, 2022 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$43,286	$—	$(4,933)	$38,353
State and municipalities	11,015	13	(889)	10,139
Total	$54,301	$13	$(5,822)	$48,492

December 31, 2021 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$35,469	$672	$(403)	$35,738
State and municipalities	9,025	60	(51)	9,034
Total	$44,494	$732	$(454)	$44,772

The amortized cost and estimated market value of investment securities as of December 31, 2022 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2022 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	9,625	9,222
Due after five years through ten years	9,303	8,170
Due after ten years	35,373	31,100
Total	$54,301	$48,492

The following tables show information pertaining to securities with gross unrealized losses as of December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
December 31, 2022 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(731)	$12,321	$(4,202)	$26,023
State and municipalities	(286)	4,628	(603)	3,502
Total	$(1,017)	$16,949	$(4,805)	$29,525

	Less than Twelve Months		Twelve Months and Over
December 31, 2021 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of US federal agencies	$(403)	$16,330	$—	$—
State and municipalities	(9)	2,124	(42)	1,956
Total	$(412)	$18,454	$(42)	$1,956

As of December 31, 2022 and 2021, the Company had 57 and 15 securities with unrealized losses that have not been recognized in income because the issuers' bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at December 31, 2022 and 2021.

	As of December 31,
	2022		2021
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$1,183,512	62%	$961,320	65%
Home improvement	626,399	33	436,772	29
Commercial	92,899	5	76,696	5
Medallion	13,571	1	14,046	1
Strategic partnership	572	*	90	*
Total gross loans	1,916,953	100%	1,488,924	100%
Allowance for loan losses	(63,845)		(50,166)
Total net loans	$1,853,108		$1,438,758

(*) Less than 1%.

The following tables show the activity of the gross loans for the years ended December 31, 2022 and 2021.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	513,062	392,543	28,172	605	49,526	983,908
Principal payments, sales, maturities, and recoveries	(259,326)	(196,203)	(6,610)	(419)	(49,044)	(511,602)
Charge-offs	(27,055)	(6,393)	(6,083)	(314)	—	(39,845)
Transfer to loan collateral in process of foreclosure, net	(12,444)	—	—	(347)	—	(12,791)
Amortization of origination costs	(10,470)	1,763	—	—	—	(8,707)
Amortization of loan premium	(213)	(322)	—	—	—	(535)
FASB origination costs, net	18,638	(1,761)	—	—	—	16,877
Paid-in-kind interest	—	—	724	—	—	724
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2020	$792,686	$334,033	$65,327	$37,768	$24	$1,229,838
Loan originations	441,921	258,038	36,415	—	10,997	747,371
Principal payments, sales, maturities, and recoveries	(252,293)	(153,044)	(25,873)	(1,363)	(10,931)	(443,504)
Charge-offs	(14,712)	(2,949)	—	(15,287)	—	(32,948)
Transfer to loan collateral in process of foreclosure, net	(10,431)	—	—	(5,457)	—	(15,888)
Amortization of origination costs	(9,678)	1,671	13	(2)	—	(7,996)
Amortization of loan premium	(221)	(346)	—	(1,615)	—	(2,182)
FASB origination costs, net	14,048	(631)	—	2	—	13,419
Paid-in-kind interest	—	—	814	—	—	814
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924

The following table sets forth the activity in the allowance for loan losses for the years ended December 31, 2022 and 2021.

	December 31,
(Dollars in thousands)	2022	2021
Allowance for loan losses – beginning balance	$50,166	$57,548
Charge-offs
Recreation	(27,055)	(14,712)
Home improvement	(6,393)	(2,949)
Commercial	(6,083)	—
Medallion	(314)	(15,287)
Total charge-offs	(39,845)	(32,948)
Recoveries
Recreation	13,785	12,131
Home improvement	2,761	2,398
Commercial	47	—
Medallion	6,872	6,415
Total recoveries	23,465	20,944
Net charge-offs (1)	(16,380)	(12,004)
Provision for loan losses	30,059	4,622
Allowance for loan losses – ending balance (2)	$63,845	$50,166
(1)
As of December 31, 2022, cumulative charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $244.2 million, some of which represent collection opportunities for the Company.
(2)
As of December 31, 2022 and 2021, there was no allowance for loan losses and net charge-offs related to the strategic partnership loans.

The following tables set forth the allowance for loan losses by type as of December 31, 2022 and 2021.

December 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$41,966	66%	3.55%	130.60%
Home improvement	11,340	18	1.81	35.29
Commercial	1,049	1	1.13	3.26
Medallion	9,490	15	69.93	29.53
Total	$63,845	100%	3.33%	198.69%

December 31, 2021 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$32,435	64%	3.37%	91.18%
Home improvement	7,356	15	1.68	20.68
Commercial	1,141	2	1.49	3.21
Medallion	9,234	19	65.74	25.96
Total	$50,166	100%	3.37%	141.03%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Total nonaccrual loans	$32,133	$35,571	$61,767
Interest foregone for the year	1,267	1,620	3,311
Amount of foregone interest applied to principal for the year	375	432	602
Interest foregone life-to-date	2,419	3,623	5,252
Amount of foregone interest applied to principal life-to-date	1,204	942	792
Percentage of nonaccrual loans to gross loan portfolio	1.7%	2.4%	5.0%
Percentage of allowance for loan losses to nonaccrual loans	198.7%	141.0%	93.0%

The following tables present the performance status of loans as of December 31, 2022 and 2021.

December 31, 2022 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,173,846	$9,666	$1,183,512	0.82%
Home improvement	625,820	579	626,399	0.09
Commercial	84,165	8,734	92,899	9.40
Medallion	—	13,571	13,571	100.00
Strategic partnership	572	—	572	—
Total	$1,884,403	$32,550	$1,916,953	1.70%

December 31, 2021 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$955,763	$5,557	$961,320	0.58%
Home improvement	436,640	132	436,772	0.03
Commercial	60,366	16,330	76,696	21.29
Medallion	—	14,046	14,046	100.00
Strategic partnership	90	—	90	—
Total	$1,452,859	$36,065	$1,488,924	2.42%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of December 31, 2022 and 2021, all of which had an allowance recorded against the principal balance.

	December 31,
	2022			2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$9,666	$9,666	$343	$5,557	$5,557	$188
Home improvement	579	579	10	132	132	2
Commercial	8,734	8,823	963	16,330	16,360	1,141
Medallion	13,571	14,686	9,490	14,046	14,958	8,837
Total nonperforming loans with an allowance	$32,550	$33,754	$10,806	$36,065	$37,007	$10,168

	Year Ended December 31,
	2022		2021
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$9,093	$401	$5,618	$515
Home improvement	514	4	108	—
Commercial	13,381	—	16,816	93
Medallion	16,019	—	17,538	—
Total nonperforming loans with an allowance	$39,007	$405	$40,080	$608

The following tables show the aging of all loans as of December 31, 2022 and 2021.

December 31, 2022	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$31,781	$11,877	$7,365	$51,023	$1,095,072	$1,146,095	$—
Home improvement	3,266	1,256	579	5,101	623,776	628,877	—
Commercial	—	—	74	74	93,396	93,470	—
Medallion	142	393	885	1,420	12,151	13,571	—
Strategic partnership	—	—	—	—	572	572	—
Total	$35,189	$13,526	$8,903	$57,618	$1,824,967	$1,882,585	$—
(1)
Excludes $34.9 million of capitalized loan origination costs.

December 31, 2021	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$20,037	$6,569	$3,818	$30,424	$901,435	$931,859	$—
Home improvement	1,517	479	132	2,128	436,803	438,931	—
Commercial	1,795	—	74	1,869	74,827	76,696	—
Medallion	215	7,125	—	7,340	6,706	14,046	—
Strategic partnership	—	—	—	—	90	90	—
Total	$23,564	$14,173	$4,024	$41,761	$1,419,861	$1,461,622	$—
(1)
Excludes loan premiums of $0.5 million and $26.8 million of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 339% and 295% as of December 31, 2022 and 2021.

The following table shows the TDRs which the Company entered into during the year ended December 31, 2022.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	80	1,203	1,203
Medallion loans	2	252	252

As of December 31, 2022, no medallion loans and two commercial loans were modified as TDRs in the previous 12 months. Modified medallion loans and commercial loans had a respective investment value of $0.9 million and $5.3 million. As of December 31, 2022, 63 recreation loans modified as TDRs were in default and had an investment value of $0.9 million.

The following table shows the TDRs which the Company entered into during the year ended December 31, 2021.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	56	668	585
Medallion loans	11	3,071	3,071

As of December 31, 2021, one medallion loan modified as TDRs in the previous 12 months were in default and had an investment value of $0.2 million. As of December 31, 2021, 31 recreation loans modified as TDRs were in default and had an investment value of $0.3 million.

The following tables show the activity of the loan collateral in process of foreclosure, which relates only to the recreation and medallion loans, for the years ended December 31, 2022 and 2021.

Year Ended December 31, 2022 (Dollars in thousands)	Recreation	Medallion(1)	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	12,444	347	12,791
Sales	(7,707)	(2,668)	(10,375)
Cash payments received	—	(12,289)	(12,289)
Collateral valuation adjustments	(5,081)	(657)	(5,738)
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
(1)
As of December 31, 2022, medallion loans in the process of foreclosure included 452 medallions in the New York market, 335 medallions in the Chicago market, 54 medallions in the Newark market, and 39 medallions in various other markets.

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
(1)
As of December 31, 2021, medallion loans in the process of foreclosure included 516 medallions in the New York market, 335 medallions in the Chicago market, 62 medallions in the Newark market, and 48 medallions in various other markets.
(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Year Ending December 31,
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	December 31, 2022(1)	December 31, 2021(1)	Interest Rate (2)
Deposits (3)	$508,218	$419,560	$384,720	$149,329	$147,845	$—	$1,609,672	$1,253,288	1.91%
Retail and privately placed notes	—	36,000	—	31,250	53,750	—	121,000	121,000	7.66
SBA debentures and borrowings	5,000	7,762	14,000	14,000	2,000	25,750	68,512	69,963	3.08
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	6.86
Total	$513,218	$463,322	$398,720	$194,579	$203,595	$58,750	$1,832,184	$1,477,251	2.43%
(1)
Excludes deferred financing costs of $7.0 million and $7.1 million as of December 31, 2022 and 2021.
(2)
Weighted average contractual rate as of December 31, 2022.
(3)
Balance excludes $1.3 million and $0.8 million of strategic partner reserve deposits as of December 31, 2022 and 2021.

(A) DEPOSITS

Substantially all deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. The Bank did not have any uninsured deposits as of December 31, 2022 and 2021. In October 2020, the Bank began to originate time deposits through an internet listing service. These deposits are from other financial institutions and, as of December 31, 2022 and 2021, the Bank had $12.4 million and $8.7 million in listing service deposit balances. The following table presents the maturity of the deposit pools, which excludes strategic partner reserve deposits, as of December 31, 2022.

(Dollars in thousands)	December 31, 2022
Three months or less	$152,517
Over three months through six months	117,179
Over six months through one year	238,522
Over one year	1,101,454
Total deposits	$1,609,672

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

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee, of which the fee was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33.5 million in principal into a new loan by the SBA to FSVC in the principal amount of $34.0 million, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34.0 million. The SBA Loan bears interest at a rate of 3.25% and all remaining unpaid principal and interest are due on April 30, 2024, the maturity date. As of December 31, 2022, there were $4.8 million commitments available, and $68.5 million was outstanding, including $2.8 million under the SBA Note.

On July 31, 2020, MCI accepted a commitment from the SBA for $25.0 million in debenture financing. As part of the acceptance, MCI paid the SBA a 1% commitment fee. The commitment expires September 24, 2024. As of December 31, 2022, $20.2 million of the commitment had been drawn, including $8.5 million to replace debentures which matured in 2021.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90 day LIBOR (4.77% at December 31, 2022) plus 2.13%. With the cessation of LIBOR in 2023, interest will be calculated using the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 43 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the preferred securities were repurchased from a third-party investor. As of December 31, 2022, $33.0 million was outstanding on the preferred securities.

(E) COVENANT COMPLIANCE

From time to time, the Company may enter into debt agreements which may contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios and minimum net worth. As of December 31, 2022, the Company did not have any borrowing agreements that contained any such restrictions.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2030 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach, in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the years ended December 31, 2022, 2021, and 2020.

	December 31,
(Dollars in thousands)	2022	2021	2020
Operating lease costs	$2,216	$2,287	$2,384
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,378	2,454	2,821
Right-of-use asset obtained in exchange for lease liability	(187)	(118)	251

The following table presents the breakout of the operating leases as of December 31, 2022 and 2021.

	December 31,
(Dollars in thousands)	2022	2021
Operating lease right-of-use assets	$9,723	$10,045
Other current liabilities	2,239	2,159
Operating lease liabilities	8,408	9,053
Total operating lease liabilities	10,647	11,212
Weighted average remaining lease term	5.5 years	5.4 years
Weighted average discount rate	5.66%	5.54%

The following table presents maturities of the lease liabilities as of December 31, 2022.

(Dollars in thousands)
2023	$2,518
2024	2,526
2025	2,505
2026	2,440
2027	1,212
Thereafter	1,290
Total lease payments	12,491
Less imputed interest	1,844
Total operating lease liabilities	$10,647

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

The following table sets forth the significant components of the Company's deferred and other tax assets and liabilities as of December 31, 2022 and 2021.

	December 31,
(Dollars in thousands)	2022	2021
Goodwill and other intangibles	$(43,397)	$(43,894)
Provision for loan losses	9,945	11,057
Net operating loss carryforwards (1)	3,730	12,167
Accrued expenses, compensation, and other assets	3,819	2,579
Unrealized gains on other investments	1,445	2,176
Total deferred tax liability	(24,458)	(15,915)
Valuation allowance	(2,295)	(2,295)
Deferred tax liability, net	$(26,753)	$(18,210)
(1)
As of December 31, 2022, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $1.4 million of December 31, 2022.

The following table shows the components of the Company's tax (provision) benefit for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Current
Federal	$(5,213)	$(3,550)	$—
State	(560)	(1,563)	(260)
Deferred
Federal	(8,090)	(13,686)	7,702
State	(4,100)	(5,418)	2,632
Net (provision) benefit for income taxes	$(17,963)	$(24,217)	$10,074

The following table presents a reconciliation of statutory federal income tax (provision) benefit to consolidated actual income tax (provision) benefit reported for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Statutory Federal income tax (provision) benefit at 21%	$(14,249)	$(17,193)	$7,766
State and local income taxes, net of federal income tax benefit	(2,787)	(3,363)	1,518
Valuation allowance against net operating losses	—	(1,833)	1,228
Change in effective state income tax rates and accrual	811	(1,691)	(405)
Income attributable to non-controlling interest	—	628	460
Non-deductible expenses	(1,987)	(178)	(453)
Other	249	(587)	(40)
Total income tax (provision) benefit	$(17,963)	$(24,217)	$10,074

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of December 31, 2022.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2019 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 3,295,129 remained issuable as of December 31, 2022. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At December 31, 2022, 1,061,849 options on the Company’s common stock were outstanding under the Company’s plans, of which 548,426 options were exercisable. Additionally, there were 857,288 unvested shares under the Company’s restricted common stock plan, 114,946 unvested restricted stock units and 61,642 vested restricted stock units under the Company’s restricted stock plans.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted were $3.50, and $3.09 per share for the years ended December 31, 2021 and 2020. There were no options granted during the year ended December 31, 2022. The following assumption categories are used to determine the value of any option grants.

	Year Ended December 31,
	2022	2021	2020
Risk free interest rate	—	0.97%	1.23%
Expected dividend yield	—	—	—
Expected life of option in years (1)	—	6.25	6.25
Expected volatility (2)	—	53.98%	51.03%
(1)
Expected life is calculated using the simplified method.
(2)
The Company determines its expected volatility based on the Company's historical volatility.

The following table presents the activity for the stock option programs for the years ended December 31, 2022, 2021, and 2020.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	550,040	$2.14 - 13.53	$6.58
Granted	444,557	4.89 - 6.68	6.24
Cancelled	(42,928)	2.22 - 13.53	6.91
Exercised (1)	—	—	—
Outstanding at December 31, 2020 (2)	951,669	2.14 - 12.55	6.41
Granted	317,398	6.79	6.79
Cancelled	(113,310)	4.89 - 11.53	6.64
Exercised (1)	(44,070)	5.21 - 7.25	5.58
Outstanding at December 31, 2021 (2)	1,111,687	2.14-12.55	6.41
Granted	—	—	—
Cancelled	(26,093)	4.89 - 12.55	7.08
Exercised (1)	(23,745)	4.89 - 7.25	6.51
Outstanding at December 31, 2022 (2)	1,061,849	$2.14 - 9.38	$6.51
Options exercisable at
December 31, 2020	178,307	$2.14-12.55	$6.33
December 31, 2021	320,922	2.14-12.55	6.53
December 31, 2022	548,426	2.14 - 9.38	6.51
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0.1 million, $0.2 million, and $0 for the years ended December 31, 2022, 2021, and 2020.
(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2022 and the related exercise price of the underlying options, was $0.7 million for outstanding options and $0.4 million for exercisable options as of December 31, 2022. The remaining contractual life was 7.05 years for outstanding options and 6.61 years for exercisable options at December 31, 2022.

The following table presents the activity for the restricted stock programs for the years ended December 31, 2022, 2021, and 2020.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2019	284,879	$3.95 - 7.25	$6.01
Granted	229,408	4.89 - 6.68	6.21
Cancelled	(8,755)	3.95 - 7.25	6.93
Vested (1)	(89,392)	3.95 - 6.55	5.37
Outstanding at December 31, 2020	416,140	4.39 - 7.25	6.24
Granted	258,120	6.79 - 8.40	7.38
Cancelled	(21,940)	4.89 - 7.25	5.98
Vested (1)	(158,994)	4.39 - 7.25	6.16
Outstanding at December 31, 2021 (2)	493,326	4.89 - 7.25	6.87
Granted	522,475	6.86 -7.68	7.46
Cancelled	(29,373)	4.89 - 8.40	7.32
Vested (1)	(129,140)	4.89 - 7.25	6.53
Outstanding at December 31, 2022(2)	857,288	$4.89 - 7.25	$7.27
(1)
The aggregate fair value of the restricted stock vested was $1.0 million, $1.1 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020.
(2)
The aggregate fair value of the restricted stock was $6.1 million as of December 31, 2022. The remaining vesting period was 2.17 years at December 31, 2022.

During the year ended December 31, 2022, the Company granted 129,638 restricted stock units (RSUs) with a vesting date of June 14, 2023 at a grant price of $6.75 and during the year ended December 31, 2021 granted 16,803 RSUs with a vesting date of June 17, 2022 with a grant price of $8.87. For the RSUs granted in 2022 and 2021, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of December 31, 2022, there were 176,588 RSUs outstanding, including 61,642 which had previously vested.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2022.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2021	790,765	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(20,370)	4.89 - 7.25	6.34
Vested	(256,972)	4.89 - 7.25	6.55
Outstanding at December 31, 2022	513,423	$4.89 - 7.25	$6.52

The intrinsic value of the options vested was $0.3 million for the year ended December 31, 2022 and less than $0.1 million for the years ended December 31, 2021 and 2020.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending and one non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are conducted by the Bank and loans are made to borrowers residing nationwide. The highest concentrations of recreation loans are in Texas and Florida at 16% and 11% of loans outstanding and with no other states over 10% as of December 31, 2022. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 58%, 19%, and 14% of the segment portfolio with no other product lines exceeding 10% as of December 31, 2022. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 37%, 23%, and 12%, with no other product lines exceeding 10%. The highest concentrations of home improvement loans are in Texas and Florida at 10% and 10%, of loans outstanding and with no other states over 10% as of December 31, 2022. The commercial lending segment focuses on enterprise wide industries, including manufacturing and various other industries, in which 44% of these loans are made in the Midwest. The medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, substantially all of which are located in the New York City metropolitan area as of December 31, 2022.

The Company's corporate and other investments segment is a non-operating segment that includes items not allocated to the Company's operating segments such as investment securities, equity investments, intercompany eliminations, and other corporate elements. Additionally, through December 1, 2021, the date of disposition, the Company had another non-operating segment, RPAC, a race car team.

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

The following table presents segment data as of and for the year ended December 31, 2022.

Year Ended December 31, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$139,145	$44,703	$9,348	$632	$2,793	$196,621
Total interest expense	17,932	7,697	3,040	508	7,008	36,185
Net interest income (loss)	121,213	37,006	6,308	124	(4,215)	160,436
Provision (benefit) for loan losses	22,802	7,616	5,963	(6,474)	152	30,059
Net interest income (loss) after loss provision	98,411	29,390	345	6,598	(4,367)	130,377
Other expense, net	(30,463)	(13,500)	(1,604)	(6,179)	(10,781)	(62,527)
Net income (loss) before taxes	67,948	15,890	(1,259)	419	(15,148)	67,850
Income tax (provision) benefit	(17,989)	(4,207)	333	(111)	4,011	(17,963)
Net income (loss) after taxes	49,959	11,683	(926)	308	(11,137)	49,887
Income attributable to the non-controlling interest						6,047
Total net income attributable to Medallion Financial Corp.						$43,840
Balance Sheet Data
Total loans net	$1,141,546	$615,059	$91,850	$4,081	$572	$1,853,108
Total assets	1,154,680	618,923	101,447	24,648	360,181	2,259,879
Total funds borrowed	936,789	502,131	82,304	19,997	292,214	1,833,435
Selected Financial Ratios
Return on average assets	4.71%	2.23%	(0.90)%	0.74%	(3.12)%	2.40%
Return on average equity	26.83	12.72	(5.28)	4.03	(18.62)	13.74
Return on average stockholders' equity	*	*	*	*	*	14.92
Interest yield	13.28	8.64	10.78	14.05	N/A	11.06
Net interest margin	11.57	7.16	7.28	2.76	N/A	9.05
Reserve coverage	3.55	1.81	1.13	69.93	N/A	3.33
Delinquency status(1)	0.64	0.09	0.08	6.52	N/A	0.47
Charge-off ratio(2)	1.27	0.70	6.96	(145.76)	N/A	0.99

(1)
Loans 90 days or more past due.
(2)
Negative balances indicate recoveries for the period

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the year ended December 31, 2021.

Year Ended December 31, 2021	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	RPAC (2)	Corporate and Other Investments	Consolidated
Total interest income (loss)	$118,305	$34,204	$6,592	$(1,483)	$—	$1,348	$158,966
Total interest expense	9,993	4,153	2,720	5,914	546	7,814	31,140
Net interest income (loss)	108,312	30,051	3,872	(7,397)	(546)	(6,466)	127,826
Provision (benefit) for loan losses	7,671	2,750	—	(7,752)	—	1,953	4,622
Net interest income (loss) after loss provision	100,641	27,301	3,872	355	(546)	(8,419)	123,204
Sponsorship and race winnings	—	—	—	—	12,567	—	12,567
Race team related expenses	—	—	—	—	(9,559)	—	(9,559)
Other income (expense), net	(30,156)	(11,640)	3,101	(1,991)	(5,108)	1,453	(44,341)
Net income (loss) before taxes	70,485	15,661	6,973	(1,636)	(2,646)	(6,966)	81,871
Income tax (provision) benefit	(18,699)	(4,155)	(1,850)	433	(1,498)	1,552	(24,217)
Net income (loss) after taxes	51,786	11,506	5,123	(1,203)	(4,144)	(5,414)	57,654
Income attributable to the non-controlling interest							3,546
Total net income attributable to Medallion Financial Corp.							$54,108
Balance Sheet Data
Total loans net	$928,885	$429,416	$73,713	$4,812	$—	$1,932	$1,438,758
Total assets	896,223	371,781	103,631	42,011	—	459,411	1,873,057
Total funds borrowed	710,616	294,786	82,169	69,221	—	328,358	1,485,150
Selected Financial Ratios
Return on average assets	6.00%	3.01%	5.85%	(1.15)%	20.35%	(1.89)%	3.33%
Return on average equity	30.01	15.04	29.23	(5.75)	885.29	(13.62)	17.64
Return on average stockholders' equity	*	*	*	*	*	*	21.24
Interest yield	13.94	9.30	10.41	(18.77)	N/A	N/A	11.48
Net interest margin	12.76	8.17	6.12	(93.60)	N/A	N/A	9.26
Reserve coverage	3.37	1.68	1.49	65.74	N/A	N/A	3.37
Delinquency status(1)	0.41	0.03	0.10	—	N/A	N/A	0.28
Charge-off ratio	0.30	0.15	—	95.40	N/A	N/A	0.85
(1)
Loans 90 days or more past due.
(2)
The Company sold its interest in RPAC in December 2021. Selected earnings data are applicable through the date of sale.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the year ended December 31, 2020.

Year Ended December 31, 2020	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	RPAC	Corporate and Other Investments	Consolidated
Total interest income (loss)	$110,706	$27,273	$6,926	$(1,518)	$—	$1,575	$144,962
Total interest expense	13,013	5,699	2,538	3,610	163	9,128	34,151
Net interest income (loss)	97,693	21,574	4,388	(5,128)	(163)	(7,553)	110,811
Provision for loan losses	23,736	3,778	—	42,276	—	27	69,817
Net interest income (loss) after loss provision	73,957	17,796	4,388	(47,404)	(163)	(7,580)	40,994
Sponsorship and race winnings	—	—	—	—	20,042	—	20,042
Race team related expenses	—	—	—	—	(8,366)	—	(8,366)
Other expense, net	(27,341)	(9,611)	(3,196)	(30,366)	(7,973)	(11,164)	(89,651)
Net income (loss) before taxes	46,616	8,185	1,192	(77,770)	3,540	(18,744)	(36,981)
Income tax (provision) benefit	(12,004)	(2,108)	(299)	19,520	(889)	5,854	10,074
Net income (loss) after taxes	34,612	6,077	893	(58,250)	2,651	(12,890)	(26,907)
Income attributable to the non-controlling interest							7,876
Total net loss attributable to Medallion Financial Corp.							$(34,783)
Balance Sheet Data
Total loans net	$765,338	$328,876	$62,037	$12,725	$—	$3,314	$1,172,290
Total assets	777,605	340,494	80,622	124,554	33,711	285,425	1,642,411
Total funds borrowed	621,735	272,284	65,924	98,636	8,689	244,987	1,312,255
Selected Financial Ratios
Return on average assets	4.59%	2.07%	1.07%	(33.21)%	7.98%	(5.06)%	(1.67)%
Return on average equity	22.93	10.35	5.17	(165.21)	(363.66)	(23.29)	8.43
Return on average stockholders' equity	*	*	*	*	*	*	(14.06)
Interest yield	14.90	9.66	10.51	(2.11)	N/A	N/A	11.32
Net interest margin	13.15	7.62	6.66	(7.14)	N/A	N/A	8.65
Reserve coverage	3.45	1.54	0.00	66.31	N/A	N/A	4.68
Delinquency status(1)	0.70	0.05	0.11	3.57	N/A	N/A	0.57
Charge-off ratio	1.95	0.44	0.04	59.38	N/A	N/A	5.00
(1)
Loans 90 days or more past due.

(*) Line item is not applicable to segments.

(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers for either a one-, two-, three- or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year of each five-year term, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. Typically, the contracts with a one- or two-year term will renew for new one- or two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one or two-year term (as applicable); however, there is currently one agreement that renews after two years for additional one- year terms. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period. Employment agreements expire at various dates through 2027, with future minimum payments under these agreements of approximately $11.8 million as follows:

(Dollars in thousands)
2023	$4,128
2024	2,493
2025	2,131
2026	2,131
2027	888
Thereafter	—
Total	$11,771

(B) OTHER COMMITMENTS

As of December 31, 2022 the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors, served as the Company’s Senior Vice President at a salary of $239,000 and 195,000 per year during 2022 and 2021, which was increased to $250,950 effective January 1, 2023. Mr. Rudnick received an annual cash bonus of $85,000, $75,000, and $32,500 as well as an equity bonus in the amount of $50,000, $45,019, and $30,000 for the years ended December 31, 2022, 2021, and 2020.

(12) STOCKHOLDERS’/SHAREHOLDERS’ EQUITY

On April 29, 2022, the Company's board of directors authorized a new stock repurchase program, pursuant to which the Company was authorized to repurchase up to $35 million of its shares, which was increased to $40 million on August 10, 2022. Such new repurchase program replaced the previous one, which was terminated. During the year ended December 31, 2022 the Company repurchased 2,650,911 shares of its common stock at an aggregate cost of $20,618,843. Accordingly, as of December 31, 2022, up to $19,998,012 of shares remain authorized for repurchase under the Company's stock repurchase program. There were no purchases during the years ended December 31, 2021 and 2020.

The following table presents the Company’s purchases for the year ended December 31, 2022.

	Total Shares of Common Stock Repurchased	Average Price Paid per Share	Total Amount Paid	Maximum Value of Shares Yet to Be Purchased
January 1 - January 31	—	$—	$—	$22,874,509
February 1 - February 28	—	—	—	22,874,509
March 1 - March 31	67,660	9.12	616,855	22,257,654
April 1 - April 30	—	—	—	22,257,654
May 1 - May 31	1,056,933	7.87	8,316,012	26,683,988
June 1 - June 30	215,217	7.71	1,658,542	25,025,447
July 1 - July 31	—	—	—	25,025,447
August 1 - August 31	734,547	7.93	5,822,227	24,203,219
September 1 - September 30	319,323	7.54	2,408,673	21,794,546
October 1 - October 31	257,231	6.98	1,796,534	19,998,012
November 1 - November 30	—	—	—	19,998,012
December 1 - December 31	—	—	—	19,998,012
Total	2,650,911	$7.78	20,618,843	$19,998,012

(13) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan, or the 401(k) Plan, which, effective June 1, 2022, covers all full-time and part-time employees of the Company who have attained the age of 18 and have a minimum of thirty (30) days of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% of total annual compensation, up to the applicable limits set forth in the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Once eligible full-time employees have completed a minimum of ninety (90) days of service, and part time employees have worked at least 1,000 hours, the Company matches employee contributions to the 401(k) Plan in an amount per employee equal to fifty percent of the first 8% of the employee’s annual contributions, subject to legal limits. Prior to June 1, 2022, the 401(k) Plan covered full- and part-time employees of the Company aged 21 and older that had completed a minimum of thirty (30) days of service, with the Company matching one-third of the first 6% of the contributions of eligible employees that had completed at least one (1) year of service (in the case of full-time employees) or 1,000 hours (in the case of part-time employees). The Company’s 401(k) plan expense was approximately $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020.

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
(f)
Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2022 and 2021, the estimated fair value of these off-balance-sheet instruments was not material.

(g)
Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	December 31,
	2022		2021
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$105,598	$105,598	$124,484	$124,484
Equity investments	10,293	10,293	9,726	9,726
Investment securities	48,492	48,492	44,772	44,772
Loans receivable	1,853,108	1,853,108	1,438,758	1,438,758
Accrued interest receivable (2)	12,613	12,613	10,621	10,621
Equity securities(3)	1,724	1,724	1,950	1,950
Financial liabilities
Funds borrowed	1,833,434	1,833,434	1,478,001	1,478,001
Accrued interest payable (2)	4,790	4,790	3,395	3,395
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million as of December 31, 2022 and $1.3 million as of December 31, 2021 of interest-bearing deposits categorized as level 2. See Note 15.
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

In accordance with FASB ASC 820, the Company has categorized its assets and liabilities measured at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The Company's assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021.

December 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	48,492	—	48,492
Equity securities	1,724	—	—	1,724
Total(1)	$1,724	$49,742	$—	$51,466
(1)
Total unrealized losses of $4.4 million, net of tax, was included in accumulated other comprehensive income (loss) for the year ended December 31, 2022 related to these assets.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and 2021.

December 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,293	$10,293
Impaired loans	—	—	32,133	32,133
Loan collateral in process of foreclosure	—	—	21,819	21,819
Total	$—	$—	$64,245	$64,245

December 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,726	$9,726
Impaired loans	—	—	35,571	35,571
Loan collateral in process of foreclosure	—	—	37,430	37,430
Total	$—	$—	$82,727	$82,727

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of December 31, 2022 and 2021.

(Dollars in thousands)	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$10,020	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	32,133	Market approach	Historical and actual loss experience	0.00% - 6.55%
				60% of balance
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	21,819	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$2.5 - 54.1

(Dollars in thousands)	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$9,453	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	35,571	Market approach	Historical and actual loss experience	1.50% - 6.00%
				60% of balance
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	37,430	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$3.6 - 49.8
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

On July 21, 2011, the Bank issued, and the U.S. Treasury purchased, 26,303 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series E for an aggregate purchase price of $26.3 million under the Small Business Lending Fund Program, or SBLF, with a liquidation amount of $1,000 per share. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified smaller banks at favorable rates. The Bank pays a dividend rate of 9% on the Series E.

(17) PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The following shows the condensed financial information of Medallion Financial Corp. (parent company only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2022	2021
Assets
Cash	$20,669	$40,540
Investment in bank subsidiary(1)	479,496	367,945
Investment in non-bank subsidiaries	83,727	88,018
Income tax receivable	22,835	18,763
Loan collateral in process of foreclosure	2,001	5,811
Net loans receivable	2,538	3,302
Other assets	7,603	8,674
Total assets	$618,869	$533,053
Liabilities
Long-term borrowings(2)	$151,808	$151,103
Deferred tax liabilities	38,091	35,799
Intercompany payables	33,378	39,703
Other liabilities	25,068	19,408
Total liabilities	248,345	246,013
Total stockholders’ equity	370,524	287,040
Total liabilities and equity	$618,869	$533,053
(1)
Includes $172.8 million and $174.3 million of goodwill and intangible assets of the Company which relate specifically to the Bank.
(2)
Includes $2.1 million and $2.9 million of deferred financing costs as of December 31, 2022 and 2021.

Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest and dividend income	$24,631	$16,446	$4,773
Interest expense	11,289	11,209	8,602
Net interest income (loss)	13,342	5,237	(3,829)
Provision (benefit) for loan losses	(353)	(4,718)	5,127
Net interest income (loss) after provision for loan losses	13,695	9,955	(8,956)
Other expense, net	(18,423)	(6,224)	(22,062)
Income (loss) before income taxes and undistributed earnings of subsidiaries	(4,728)	3,731	(31,018)
Income tax benefit	7,940	4,452	10,454
Income (loss) before undistributed earnings of subsidiaries	3,212	8,183	(20,564)
Undistributed earnings (losses) of subsidiaries	40,628	45,925	(14,219)
Net income (loss) attributable to parent company	$43,840	$54,108	$(34,783)

Condensed Statements of Other Comprehensive Income (Loss)

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net (income) loss	$43,840	$54,108	$(34,783)
Other comprehensive income (loss)	(4,383)	(978)	1,013
Total comprehensive income (loss) attributable to Medallion Financial Corp.	$39,457	$53,130	$(33,770)

Condensed Statements of Cash Flow

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)/net decrease in net assets resulting from operations	$43,840	$54,108	$(34,783)
Adjustments to reconcile net income (loss)/net decrease in net assets resulting from operations to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(64,300)	(60,304)	6,622
(Benefit) provision for loan losses	(353)	(4,718)	5,127
Depreciation and amortization	2,740	4,485	5,357
Change in deferred and other tax assets/liabilities, net	(1,780)	(5,666)	(3,317)
Net change in loan collateral in process of foreclosure	64	1,619	4,940
Net change in unrealized depreciation on investments	—	—	3,493
Gain on extinguishment of debt	—	(2,204)	—
Net realized gains on sale of investments	—	(11,701)	—
Stock-based compensation expense	3,476	2,261	2,031
Decrease (increase) in other assets	1,055	(1,150)	2,299
Increase in deferred financing costs	(39)	(1,504)	(1,233)
Decrease in intercompany payables	(6,325)	(11,649)	(3,552)
(Decrease) increase in other liabilities	5,430	(1,894)	2,336
Net cash used for operating activities	(16,192)	(38,317)	(10,680)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(92)	—	(14)
Proceeds from principal receipts, sales, and maturities of loans and investments	723	28,552	1,193
Purchases of investments	—	(90)	(2,304)
Proceeds from sale and principal payments of loan collateral in process of foreclosure	3,697	666	1,276
Investment in subsidiaries	(4,750)	(3,500)
Dividends from subsidiaries	24,750	19,000	7,597
Net cash provided by investing activities	24,328	44,628	7,748
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	—	51,400	33,600
Repayments of funds borrowed	—	(51,155)	(1,402)
Treasury stock repurchased	(20,619)	—	—
Dividends paid to shareholders	(7,543)	—	—
Proceeds from the exercise of stock options	155	241	—
Net cash (used for) provided by financing activities	(28,007)	486	32,198
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,871)	6,797	29,266
Cash and cash equivalents, beginning of period	40,540	33,743	4,477
Cash and cash equivalents, end of period	$20,669	$40,540	$33,743

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

(19) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to December 31, 2022, through the date of financial statement issuance. As of such date, there were no subsequent events that required disclosure.