Form 10-Q
period 2023-03-31
MEDALLION FINANCIAL CORP
filed 2023-05-09
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 5, 2023, was 23,321,523.

MEDALLION FINANCIAL CORP.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. In particular, any forward-looking statements are subject to the risks and great uncertainties associated with the pending litigation with the Securities and Exchange Commission as well as the U.S. and global economies, including the current inflationary environment and the risk of recession.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.4 billion and $2.3 billion as of March 31, 2023 and December 31, 2022, respectively.

We conduct our business through various wholly-owned subsidiaries including:

•
Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits and conducts other banking activities;
•
Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business;
•
Medallion Funding LLC, or Medallion Funding, an SBIC, historically our primary taxi medallion lending company; and
•
Freshstart Venture Capital Corp., or Freshstart, an SBIC which historically originated and serviced taxi medallion and commercial loans.

Our consolidated balance sheet as of March 31, 2023, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2023 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$20,778	$33,172
Federal funds sold	111,604	72,426
Investment securities	48,529	48,492
Equity investments	10,653	10,293
Loans	1,984,180	1,916,953
Allowance for credit losses	(70,280)	(63,845)
Net loans receivable	1,913,900	1,853,108
Goodwill	150,803	150,803
Intangible assets, net	21,675	22,035
Loan collateral in process of foreclosure (1)	20,467	21,819
Property, equipment, and right-of-use lease asset, net	13,401	13,168
Accrued interest receivable	12,235	12,613
Income tax receivable	—	2,095
Other assets	27,625	19,855
Total assets	$2,351,670	$2,259,879
Liabilities
Deposits (2)	$1,695,300	$1,607,110
Long-term debt (3)	175,864	214,320
Deferred tax liabilities, net	26,205	26,753
Operating lease liabilities	8,168	8,408
Short-term borrowings	38,500	5,000
Accrued interest payable	4,039	4,790
Income tax payable	1,113	—
Accounts payable and accrued expenses (4)	27,328	22,974
Total liabilities	1,976,517	1,889,355
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 28,912,147 shares at March 31, 2023 and 28,663,827 shares at December 31, 2022 issued)	289	287
Additional paid in capital	284,221	283,663
Treasury stock (5,602,154 shares at March 31, 2023 and December 31, 2022)	(45,538)	(45,538)
Accumulated other comprehensive income (loss)	(2,843)	(3,349)
Retained earnings	70,236	66,673
Total stockholders’ equity	306,365	301,736
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	375,153	370,524
Total liabilities and equity	$2,351,670	$2,259,879
Number of shares outstanding	23,309,993	23,061,673
Book value per share	$13.14	$13.08
(1)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, of $7.2 million as of March 31, 2023 and $7.5 million as of December 31, 2022.
(2)
Includes $3.8 million of deferred financing costs as of both March 31, 2023 and December 31, 2022. Refer to Note 5 for more details.
(3)
Includes $3.0 million and $3.2 million of deferred financing costs as of March 31, 2023 and December 31, 2022. Refer to Note 5 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.2 million as of both March 31, 2023 and December 31, 2022. Refer to Note 6 for more details.
(5)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2023	2022
Interest and fees on loans	$55,169	$43,064
Interest and dividends on investment securities	674	239
Total interest income (1)	55,843	43,303
Interest on deposits	8,599	4,154
Interest on long-term debt	2,853	3,221
Interest on short-term borrowings	788	—
Total interest expense	12,240	7,375
Net interest income	43,603	35,928
Provision for credit losses	4,038	3,240
Net interest income after provision for credit losses	39,565	32,688
Other income (loss)
Gain on sale of loans and medallion	1,855	1,876
Write-down of loan collateral in process of foreclosure	(252)	(386)
Loss on equity investments	(90)	(133)
Other income	570	172
Total other income, net	2,083	1,529
Other expenses
Salaries and employee benefits	8,836	7,568
Loan servicing fees	2,222	1,953
Professional fees	1,707	3,992
Collection costs	1,538	1,343
Rent expense	623	645
Regulatory fees	682	451
Amortization of intangible assets	360	360
Other expenses	2,425	1,721
Total other expenses	18,393	18,033
Income before income taxes	23,255	16,184
Income tax provision	6,382	4,831
Net income after taxes	16,873	11,353
Less: income attributable to the non-controlling interest	1,512	1,512
Total net income attributable to Medallion Financial Corp.	$15,361	$9,841
Basic net income per share	$0.69	$0.40
Diluted net income per share	$0.67	$0.39
Weighted average common shares outstanding
Basic	22,342,911	24,770,134
Diluted	22,975,457	25,083,566
(1)
Included in interest income is $0.3 million of paid-in-kind interest for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income after taxes	$16,873	$11,353
Other comprehensive (loss) income, net of tax	506	(1,717)
Total comprehensive income	17,379	9,636
Less comprehensive income attributable to the non-controlling interest	1,512	1,512
Total comprehensive income attributable to Medallion Financial Corp.	$15,867	$8,124

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2022	28,663,827	$287	$283,663	(5,602,154)	$(45,538)	$66,673	$(3,349)	$301,736	$68,788	$370,524
Adoption of ASU 2016-13, net of tax	—	—	—	—	—	(9,935)	—	(9,935)	—	(9,935)
Balance at January 1, 2023	28,663,827	287	283,663	(5,602,154)	(45,538)	56,738	(3,349)	291,801	68,788	360,589
Net income	—	—	—	—	—	15,361	—	15,361	1,512	16,873
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation	—	2	1,034	—	—	—	—	1,036	—	1,036
Issuance of restricted stock	304,749	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(91,169)	—	(768)	—	—	—	—	(768)	—	(768)
Forfeiture of restricted stock, net	(9,843)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units, net	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	44,583	—	292	—	—	—	—	292	—	292
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(1,863)	—	(1,863)	—	(1,863)
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	506	506	—	506
Balance at March 31, 2023	28,912,147	$289	$284,221	(5,602,154)	$(45,538)	$70,236	$(2,843)	$306,365	$68,788	$375,153

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	28,124,629	$281	$280,038	(2,951,243)	$(24,919)	$30,606	$1,034	$287,040	$68,788	$355,828
Net income	—	—	—	—	—	9,841	—	9,841	1,512	11,353
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	4	594	—	—	—	—	598	—	598
Issuance of restricted stock, net	383,925	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,730)	—	—	—	—	—	—	—	—	—
Exercise of stock options	23,192	—	152	—	—	—	—	152	—	152
Purchase of common stock	—	—	—	(67,660)	(617)	—	—	(617)	—	(617)
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(2,044)	—	(2,044)	—	(2,044)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,717)	(1,717)	—	(1,717)
Balance at March 31, 2022	28,526,016	$285	$280,784	(3,018,903)	$(25,536)	$38,403	$(683)	$293,253	$68,788	$362,041

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$16,873	$11,353
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	4,038	3,240
Paid-in-kind interest income	(264)	(172)
Depreciation and amortization	1,300	1,640
Amortization of origination fees, net	2,173	2,119
Increase in deferred and other tax liabilities, net	6,437	4,170
Net change in value of loan collateral in process of foreclosure	2,330	1,396
Net realized loss on sale of investments	90	241
Net change in unrealized (appreciation) depreciation on investments	(28)	—
Stock-based compensation expense	1,036	598
(Increase) decrease in accrued interest receivable	378	18
Increase in other assets	(8,605)	(2,455)
Increase in accounts payable and accrued expenses	4,120	2,833
Decrease in accrued interest payable	(751)	(327)
Net cash provided by operating activities	29,127	24,654
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(230,846)	(217,495)
Proceeds from principal receipts, sales, and maturities of loans	143,891	129,121
Purchases of investments	(450)	(8,407)
Proceeds from principal receipts, sales, and maturities of investments	438	3,856
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	5,526	5,240
Net cash used for investing activities	(81,441)	(87,685)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	240,056	200,528
Repayments of time deposits and funds borrowed	(157,100)	(119,226)
Cash dividends paid on common stock	(1,870)	(1,984)
Distributions to non-controlling interests	(1,512)	(1,512)
Payment of withholding taxes on net settlement of vested stock	(768)	—
Treasury stock repurchased	—	(617)
Proceeds from the exercise of stock options	292	152
Net cash provided by financing activities	79,098	77,341
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,784	14,310
Cash and cash equivalents beginning of period (1)	105,598	124,484
Cash and cash equivalents, end of period (1)	$132,382	$138,794
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$12,372	$7,056
Cash paid during the period for income taxes	143	12
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$6,504	$3,040
(1)
Includes Federal Funds Sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a specialty finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank charter pursuant to the laws of the State of Utah. The Bank originates consumer loans on a national basis for the purchase of recreational vehicles, or “RVs”, boats and other consumer recreational equipment and to finance home improvements such as roofs, swimming pools, and windows. Prior to 2015, the Bank originated commercial loans to finance the purchase of taxi medallions, all of which are serviced by the Company. The loans are financed primarily with time certificates of deposit which are originated nationally through a variety of brokered deposit relationships. In 2019, the Bank began building a strategic partnership program that targets relationships with financial technology, or fintech, companies to offer loans and other financial services to customers. The Bank entered into an initial partnership in 2020 and continues to evaluate and launch additional partnerships.

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or MCI, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; Medallion Funding LLC, or MFC, an SBIC, which historically was the Company's primary taxi medallion lending company; and Freshstart Venture Capital Corp., or FSVC, an SBIC that historically originated and serviced medallion and commercial loans. MCI, MFC, and FSVC, as SBICs, are regulated by the Small Business Administration, or SBA. MCI and FSVC are financed in part by the SBA.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at March 31, 2023, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

The consolidated financial statements have been prepared in accordance with GAAP. The Company consolidates all entities it controls through a majority voting interest, a controlling interest through other contractual rights, or as being identified as the primary beneficiary of VIEs. The primary beneficiary is the party who has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party's holding is recorded as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. As of March 31, 2023, cash includes $1.3 million of interest-bearing funds deposited in other banks, that are mainly callable, with original terms of 3 to 5 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10.7 million and $10.3 million at March 31, 2023 and December 31, 2022, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of March 31, 2023, cumulative impairment of $2.5 million had been recorded with respect to these investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of March 31, 2023 and December 31, 2022, the fair value of these securities were $1.8 million and $1.7 million and are included in other assets on the consolidated balance sheet.

The following table presents the unrealized portion related to the equity securities held.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net gains (losses) recognized during the period on equity securities	$28	$(91)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$28	$(91)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.1 million at both March 31, 2023 and December 31, 2022, and less than $0.1 million was amortized to interest income for each of the three months ended March 31, 2023 and 2022. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed. In accordance with ASC 326, we do not maintain an allowance for credit losses for accrued interest receivable.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2023 and December 31, 2022, net loan origination costs were $36.3 million and $34.9 million. Net amortization to income for the three months ended March 31, 2023 was $1.9 million and was $2.1 million for the three months ended March 31, 2022.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio has different characteristics, typified by a larger number of smaller dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Consumer loans are placed on nonaccrual when they become 90 days past due and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $4.7 million at March 31, 2023, or 0.24% of the total loan portfolio, compared to $8.9 million, or 0.47%, at December 31, 2022. Beginning in the first quarter of 2023, the Company began charging off recreation loans where borrowers have filed for bankruptcy. This change resulted in $2.5 million of loans being charged off in the three months ended March 31, 2023 and reduced the loans 90 days past due from December 31, 2022.

The Company may modify the contractual cash flow of loans in situations where borrowers are experiencing financial difficulties. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include interest rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Modified loans are considered impaired loans.

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

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $19.0 million and $19.5 million at March 31, 2023 and December 31, 2022. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of March 31, 2023 and December 31, 2022.

Allowance for Credit Losses

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASC 326, which replaced the incurred loss methodology that delayed recognition until it was probable a loss had been incurred with a lifetime expected loss methodology using "reasonable and supportable" expectations about the future, referred to as the current expected credit loss (“CECL”) methodology. For consumer loans, the Company uses historical delinquency and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve-month reasonable and supportable forecast period. For commercial loans, the Company assesses the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit loss. Unlike consumer loans, where loans may have similar performing characteristics, each commercial loan is unique. The Company evaluates each commercial loan for specific impairment with additional allowance for credit losses recognized as necessary. For medallion loans, the Company maintains specific reserves adjusting the carrying amount of loans down to net collateral value. The allowance is evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates, including those based on changes in economic conditions, that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance, and subsequent recoveries are added back to the allowance.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after December 15, 2022 are presented under ASC 326. The transition to the CECL methodology on January 1, 2023 resulted in an increase of $13.7 million to the Company's allowance for credit losses on loans (“ACL”) and a negative net-of-tax cumulative-effect adjustment of $9.9 million to the beginning balance of retained earnings. The CECL methodology transition effects on the allowance for credit losses are shown in the following table:

(Dollars in thousands)	December 31, 2022 Pre-Topic 326 Adoption	Effect of ASC 326 Adoption (Transition Amounts)	January 1, 2023 Post-ASC 326 Adoption
Assets:
Loans:
Recreation	$41,966	$10,037	$52,003
Home improvement	11,340	1,518	12,858
Commercial	1,049	2,157	3,206
Medallion	9,490	—	9,490
Strategic partnership	—	—	—
Allowance for credit losses on loans	$63,845	$13,712	$77,557

Prior to January 1, 2023, the Company used historical delinquency and actual loss rates with a three-year look-back period for medallion loans and a one-year look-back period for recreation and home improvement loans and used historical loss experience and other projections for commercial loans. The allowance was evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation was inherently subjective, as it required estimates that were susceptible to significant revision as more information became available.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of March 31, 2023 and December 31, 2022, the Company had goodwill of $150.8 million, all of which related to the Bank. As of March 31, 2023 and December 31, 2022, the Company had intangible assets of $21.7 million and $22.0 million. Amortization expense on the intangible assets for the three months ended March 31, 2023 and 2022 was $0.4. Management performed a step 0 analysis in assessing the goodwill and intangibles for impairment at December 31, 2022, concluding that there was no impairment of these assets.

The following table details the intangible assets as of the dates presented:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Brand-related intellectual property	$16,500	$16,775
Home improvement contractor relationships	5,175	5,260
Total intangible assets	$21,675	$22,035

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2023 and 2022.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $0.8 million for the three months ended March 31, 2023 and was $0.6 million for the three months ended March 31, 2022. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $6.7 million and $7.0 million as of March 31, 2023 and December 31, 2022.

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

Earnings Per Share (EPS)

Basic earnings per share are computed by dividing net income resulting from operations available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, or if restricted stock vests, and has been computed after considering the weighted average dilutive effect of the Company’s stock options and restricted stock. The Company uses the treasury stock method to calculate diluted EPS, which is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants, including unvested compensation expense related to the shares, in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. The table below shows the calculation of basic and diluted EPS.

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2023	2022
Net income available to common stockholders	$15,361	$9,841
Weighted average common shares outstanding applicable to basic EPS	22,342,911	24,770,134
Effect of dilutive stock options	149,117	89,507
Effect of restricted stock grants	483,429	223,925
Adjusted weighted average common shares outstanding applicable to diluted EPS	22,975,457	25,083,566
Basic net income per share	$0.69	$0.40
Diluted net income per share	0.67	0.39

Potentially dilutive common shares excluded from the above calculations aggregated 9,000 and 466,867 shares as of March 31, 2023 and 2022.

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

During the three months ended March 31, 2023 and 2022, the Company issued 304,749 and 383,925 restricted shares of stock-based compensation awards and no restricted stock units or shares of other stock-based compensation awards. The Company recognized $1.0 million, or $0.05 per share, for the three months ended March 31, 2023, and $0.6 million, or $0.02 per diluted common share, for the three months ended March 31, 2022, of non-cash stock-based compensation expense related to the grants. As of March 31, 2023, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $5.2 million, which is expected to be recognized over the next 12 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could preclude its ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of March 31, 2023, the Bank’s Tier 1 leverage ratio was 16.4%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-Capitalized	March 31, 2023	December 31, 2022
Common equity tier 1 capital			$254,883	$242,049
Tier 1 capital			323,671	310,837
Total capital			348,536	334,913
Average assets			1,969,659	1,917,904
Risk-weighted assets			1,948,398	1,888,530
Leverage ratio (1)	4.0%	5.0%	16.4%	16.2%
Common equity tier 1 capital ratio (2)	7.0	6.5	13.1	12.8
Tier 1 capital ratio (3)	8.5	8.0	16.6	16.5
Total capital ratio (3)	10.5	10.0	17.9	17.7
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets. With the adoption of CECL on January 1, 2023 the Bank elected to phase in the regulatory capital effects of the transition amount, which reduced the capital impact by $6.2 million and increased the Tier 1 capital ratio by 27 basis points.

In the table above, the minimum risk-based ratios as of March 31, 2023 and December 31, 2022 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both March 31, 2023 and December 31, 2022.

Recently Issued and Adopted Accounting Standards

On January 1, 2023, the Company adopted ASC 326. Please refer to Allowance for Credit Losses, within this footnote, for the impact of adopting this standard.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of March 31, 2023 and December 31, 2022:

March 31, 2023 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$42,773	$1	$(4,353)	$38,421
State and municipalities	10,862	46	(800)	10,108
Total	$53,635	$47	$(5,153)	$48,529

December 31, 2022 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$43,286	$—	$(4,933)	$38,353
State and municipalities	11,015	13	(889)	10,139
Total	$54,301	$13	$(5,822)	$48,492

The amortized cost and estimated market value of investment securities at March 31, 2023 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2023 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$44	$44
Due after one year through five years	9,554	9,209
Due after five years through ten years	9,186	8,193
Due after ten years	34,851	31,083
Total	$53,635	$48,529

The following tables show information pertaining to securities with gross unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
March 31, 2023 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(160)	$4,917	$(4,194)	$33,354
State and municipalities	—	44	(799)	8,014
Total	$(160)	$4,961	$(4,993)	$41,368

	Less than Twelve Months		Twelve Months and Over
December 31, 2022 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(731)	$12,321	$(4,202)	$26,023
State and municipalities	(286)	4,628	(603)	3,502
Total	$(1,017)	$16,949	$(4,805)	$29,525

As of March 31, 2023 and December 31, 2022, the Company had 56 and 57 securities with unrealized losses that have not been recognized in income. The investments are mortgage-backed securities and similar instruments with conservative characteristics, consistent with behaviors relative to the market rate movements. The decline in value is due to the rapid increase in market rates during 2022 and into 2023, not the underlying asset credit performance. As longer term market rates have settled from previous highs, the fair values have recovered and the Company expects this to continue as the bonds approach the maturity date. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on our assessment, no material impairments for credit losses were recognized during the period. We presently do not intend to sell our investment securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$1,213,380	61%	$1,183,512	62%
Home improvement	669,642	34	626,399	33
Commercial	95,329	5	92,899	5
Medallion	4,059	*	13,571	1
Strategic partnership	1,770	*	572	*
Total gross loans	1,984,180	100%	1,916,953	100%
Allowance for credit losses	(70,280)		(63,845)
Total net loans	$1,913,900		$1,853,108

(*) Less than 1%.

The following tables show the activity of the gross loans for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	101,681	94,981	3,000	623	27,006	227,291
Principal payments, sales, maturities, and recoveries	(56,217)	(49,855)	(834)	(4,395)	(25,808)	(137,109)
Charge-offs	(12,590)	(1,914)	—	(3,593)	—	(18,097)
Transfer to loan collateral in process of foreclosure, net	(4,357)	—	—	(2,147)	—	(6,504)
Amortization of origination costs	(2,759)	586	—	—	—	(2,173)
FASB origination costs, net	4,110	(555)	—	—	—	3,555
Paid-in-kind interest	—	—	264	—	—	264
Gross loans – March 31, 2023	$1,213,380	$669,642	$95,329	$4,059	$1,770	$1,984,180

Three Months Ended March 31, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	114,406	89,820	4,400	92	5,009	213,727
Principal payments, sales, maturities, and recoveries	(65,116)	(52,164)	(1,817)	(85)	(4,873)	(124,055)
Charge-offs	(5,067)	(1,060)	(1,584)	(75)	—	(7,786)
Transfer to loan collateral in process of foreclosure, net	(2,911)	—	—	(129)	—	(3,040)
Amortization of origination costs	(2,439)	320	—	—	—	(2,119)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	3,958	(190)	—	—	—	3,768
Paid-in-kind interest	—	—	172	—	—	172
Gross loans – March 31, 2022	$1,004,091	$473,408	$77,867	$13,849	$226	$1,569,441

The following table sets forth the activity in the allowance for credit losses for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses – beginning balance (1)	$63,845	$50,166
CECL transition amount upon ASU 2016-13 adoption	13,712	—
Charge-offs
Recreation	(12,590)	(5,067)
Home improvement	(1,914)	(1,060)
Commercial	—	(1,584)
Medallion	(3,593)	(75)
Total charge-offs	(18,097)	(7,786)
Recoveries
Recreation	2,771	3,510
Home improvement	632	559
Commercial	10	34
Medallion	3,369	963
Total recoveries	6,782	5,066
Net recoveries (charge-offs) (2)	(11,315)	(2,720)
Provision (benefit) for credit losses	4,038	3,240
Allowance for credit losses – ending balance (3)	$70,280	$50,686
(1)
Represents allowance prior to the adoption of ASU 2016-13.
(2)
As of March 31, 2023, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $237.3 million, some of which may represent collection opportunities for the Company.
(3)
As of March 31, 2023 and March 31, 2022, there were no allowance for credit losses and net charge-offs related to the strategic partnership loans.

With the adoption of ASC 326, the Company has also adopted ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures. Under this standard, the Company is required to disclose current period gross write-offs, by year of origination, for financing receivables. The following table sets forth the gross charge-offs, as of March 31, 2023, by the year of origination:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$—	$3,608	$3,070	$1,671	$1,554	$2,687	$12,590
Home improvement	—	904	628	143	131	108	1,914
Commercial	—	—	—	—	—	—	—
Medallion	—	—	—	—	—	3,593	3,593
Total	$—	$4,512	$3,698	$1,814	$1,685	$6,388	$18,097

The following tables set forth the allowance for credit losses by type as of March 31, 2023 and December 31, 2022.

March 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$49,938	71%	4.12%	277.53%
Home improvement	14,656	21	2.19	81.45
Commercial	3,532	5	3.71	19.63
Medallion	2,154	3	53.07	11.97
Total	$70,280	100%	3.54%	390.57%

December 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$41,966	66%	3.55%	130.60%
Home improvement	11,340	18	1.81	35.29
Commercial	1,049	1	1.13	3.26
Medallion	9,490	15	69.93	29.53
Total	$63,845	100%	3.33%	198.69%

The following table presents total nonaccrual loans and foregone interest. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Total nonaccrual loans	$17,994	$32,133
Interest foregone year to date	355	1,267
Amount of foregone interest applied to principal for the year	78	375
Interest foregone life-to-date	2,472	2,419
Amount of foregone interest applied to principal life-to-date	813	1,204
Percentage of nonaccrual loans to gross loan portfolio	0.9%	1.7%
Percentage of allowance for credit losses to nonaccrual loans	354.8%	198.7%

The following tables present the performance status of loans as of March 31, 2023 and December 31, 2022.

March 31, 2023 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,208,591	$4,789	$1,213,380	0.39%
Home improvement	669,203	439	669,642	0.07
Commercial	86,622	8,707	95,329	9.13
Medallion	—	4,059	4,059	100.00
Strategic partnership	1,770	—	1,770	—
Total	$1,966,186	$17,994	$1,984,180	0.91%

December 31, 2022 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,173,846	$9,666	$1,183,512	0.82%
Home improvement	625,820	579	626,399	0.09
Commercial	84,165	8,734	92,899	9.40
Medallion	—	13,571	13,571	100.00
Strategic partnership	572	—	572	—
Total	$1,884,403	$32,550	$1,916,953	1.70%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of March 31, 2023 and December 31, 2022, all of which had an allowance recorded against the principal balance.

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$4,789	$4,789	$197	$9,666	$9,666	$343
Home improvement	439	439	10	579	579	10
Commercial	8,707	8,801	1,528	8,734	8,823	963
Medallion	4,059	4,778	2,154	13,571	14,686	9,490
Total nonperforming loans with an allowance	$17,994	$18,807	$3,889	$32,550	$33,754	$10,806

	Three Months Ended March 31,
	2023		2022
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$4,656	$13	$5,207	$129
Home improvement	441	1	298	1
Commercial	5,652	—	16,368	—
Medallion	6,093	—	15,943	—
Total nonperforming loans with an allowance	$16,842	$14	$37,816	$130

The following tables show the aging of all loans as of March 31, 2023 and December 31, 2022.

March 31, 2023	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$26,576	$7,859	$4,211	$38,646	$1,135,968	$1,174,614	$—
Home improvement	3,073	936	441	4,450	667,639	672,089	—
Commercial	—	—	74	74	97,025	97,099	—
Medallion	—	385	—	385	3,674	4,059	—
Strategic partnership	—	—	—	—	1,770	1,770	—
Total	$29,649	$9,180	$4,726	$43,555	$1,906,076	$1,949,631	$—
(1)
Excludes $36.3 million of capitalized loan origination costs.

December 31, 2022	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$31,781	$11,877	$7,365	$51,023	$1,095,072	$1,146,095	$—
Home improvement	3,266	1,256	579	5,101	623,776	628,877	—
Commercial	—	—	74	74	93,396	93,470	—
Medallion	142	393	885	1,420	12,151	13,571	—
Strategic partnership	—	—	—	—	572	572	—
Total	$35,189	$13,526	$8,903	$57,618	$1,824,967	$1,882,585	$—
(1)
Excludes $34.9 million of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 200% and 339% as of March 31, 2023 and December 31, 2022.

The following table shows the TDRs which the Company entered into during the three months ended March 31, 2022.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	10	129	129
Medallion loans	2	252	252

During the twelve months ended March 31, 2022 there were no medallion loans modified as TDRs in default as of March 31, 2022, 24 recreation loans modified as TDRs were in default and had an investment value of $0.3 million as of March 31, 2022, and no commercial loans modified as TDRs were in default.

The following tables show the activity of loan collateral in process of foreclosure, which relate only to the recreation and medallion loans, for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	4,357	2,147	6,504
Sales	(2,195)	(15)	(2,210)
Cash payments received	—	(3,317)	(3,317)
Collateral valuation adjustments	(2,077)	(252)	(2,329)
Loan collateral in process of foreclosure – March 31, 2023	$1,461	$19,006	$20,467

Three Months Ended March 31, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	2,911	129	3,040
Sales	(2,252)	(116)	(2,368)
Cash payments received	—	(2,872)	(2,872)
Collateral valuation adjustments	(1,010)	(386)	(1,396)
Loan collateral in process of foreclosure – March 31, 2022	$1,369	$32,465	$33,834

As of March 31, 2023, medallion loans in the process of foreclosure included 455 medallions in the New York City market, 261 medallions in the Chicago market, 53 medallions in the Newark market, and 39 medallions in other markets.
(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending March 31,
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	March 31, 2023(1)	December 31, 2022(1)	Interest Rate (2)
Deposits (3)	$564,685	$496,933	$365,666	$159,901	$109,880	$—	$1,697,065	$1,609,672	2.35%
Privately placed notes	36,000	—	31,250	—	53,750	—	121,000	121,000	7.66
SBA debentures and borrowings	2,500	15,075	15,500	4,500	—	25,750	63,325	68,512	3.13
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.11
Total	$603,185	$512,008	$412,416	$164,401	$163,630	$58,750	$1,914,390	$1,832,184	2.79%
(1)
Excludes deferred financing costs of $6.7 million and $7.0 million as of March 31, 2023 and December 31, 2022.
(2)
Weighted average contractual rate as of March 31, 2023.
(3)
Balance excludes $2.0 million and $1.3 million of strategic partner reserve deposits as of March 31, 2023 and December 31, 2022.

(A) DEPOSITS

Substantially all deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. In October 2020, the Bank began to originate time deposits through internet listing services. These deposits are from other financial institutions and, as of March 31, 2023 and December 31, 2022, the Bank had $10.6 million and $12.4 million in listing service deposit balances. The following table presents the maturity of the deposit pools, which excludes strategic partner reserve deposits, as of March 31, 2023.

(Dollars in thousands)	March 31, 2023
Three months or less	$147,179
Over three months through six months	138,645
Over six months through one year	278,861
Over one year	1,132,380
Total deposits	$1,697,065

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

(C) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four-and-a-half year term and a 1% fee, which fee was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33.5 million in principal into a new loan by the SBA to FSVC in the principal amount of $34.0 million, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34.0 million. The SBA Loan bears interest at a rate of 3.25% and all remaining unpaid principal and interest are due on April 30, 2024, the maturity date. As of March 31, 2023, there were $4.8 million commitments available, and $63.3 million was outstanding, including $2.6 million under the SBA Note.

On July 31, 2020, MCI accepted a commitment from the SBA for $25.0 million in debenture financing. As part of the acceptance, MCI paid the SBA a 1% commitment fee. The commitment expires September 24, 2024. As of March 31, 2023, $20.2 million of the commitment had been drawn and $4.8 million remain available.

(D) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. The notes bear a variable rate of interest of 90-day LIBOR (5.19% at March 31, 2023) plus 2.13%. With the cessation of LIBOR in June 2023, interest will be calculated using the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 43 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the preferred securities were repurchased from a third-party investor. As of March 31, 2023, $33.0 million was outstanding on the preferred securities.

(E) COVENANT COMPLIANCE

From time to time the Company may enter into debt agreements which may contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios and minimum net worth. As of March 31, 2023, the Company did not have any borrowing agreements that contained any such restrictions.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2030 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Operating lease costs	$597	$590
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	623	645
Right-of-use asset obtained in exchange for lease liability	(56)	(45)

The following table presents the breakout of the operating leases as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$9,511	$9,723
Other current liabilities	2,214	2,239
Operating lease liabilities	8,168	8,408
Total operating lease liabilities	10,382	10,647
Weighted average remaining lease term	5.3 years	5.5 years
Weighted average discount rate	5.66%	5.66%

At March 31, 2023, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2023	$1,876
2024	2,508
2025	2,492
2026	2,440
2027	1,213
Thereafter	1,290
Total lease payments	11,819
Less imputed interest	1,437
Total operating lease liabilities	$10,382

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

The following table sets forth the significant components of the Company's deferred and other tax assets and liabilities as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Goodwill and other intangibles	$(43,306)	$(43,397)
Provision for credit losses	11,445	9,945
Net operating loss carryforwards (1)	3,730	3,730
Accrued expenses, compensation, and other assets	3,041	3,819
Unrealized gains on other investments	1,180	1,445
Total deferred tax liability	(23,910)	(24,458)
Valuation allowance	(2,295)	(2,295)
Deferred tax liability, net	$(26,205)	$(26,753)
(1)
As of March 31, 2023, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $1.4 million as of March 31, 2023.

The following table shows the components of the Company's tax provision for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Current
Federal	$2,583	$504
State	789	322
Deferred
Federal	2,246	3,220
State	764	785
Net provision for income taxes	$6,382	$4,831

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Statutory Federal income tax provision at 21%	$4,884	$3,399
State and local income taxes, net of federal income tax	955	665
Non-deductible expenses	1,058	713
Other	(515)	54
Total income tax provision	$6,382	$4,831

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of March 31, 2023.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2019 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 3,014,586 remained issuable as of March 31, 2023. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At March 31, 2023, 992,072 options on the Company’s common stock were outstanding under the Company’s plans, of which 729,812 options were exercisable. Additionally, there were 906,204 unvested restricted shares, 116,142 unvested restricted stock units, and 62,277 vested restricted stock units under the 2018 Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2023 and 2022. The following assumption categories are used to determine the value of any option grants.

The following table presents the activity for the stock option programs for the 2023 first quarter and the 2022 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,111,687	$2.14-12.55	$6.41
Granted	—	—	—
Cancelled	(26,093)	4.89 - 12.55	7.08
Exercised (1)	(23,745)	4.89 - 7.25	6.51
Outstanding at December 31, 2022 (2)	1,061,849	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(25,194)	4.89 - 9.38	6.97
Exercised (1)	(44,583)	4.89 - 7.25	6.55
Outstanding at March 31, 2023 (2)	992,072	$2.14 - 9.38	$6.53
Options exercisable at:
December 31, 2022	548,426	2.14 - 9.38	$6.51
March 31, 2023	729,812	$2.14 - 9.38	$6.50
(1)
The aggregate intrinsic value of exercised options, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0.1 million and less than $0.1 million for the three months ended March 31, 2023 and 2022.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at March 31, 2023 and the related exercise price of the underlying options, was $1.2 million for outstanding options and $0.9 million for exercisable options as of March 31, 2023. The remaining contractual life was 6.9 years for outstanding options and 6.6 years for exercisable options at March 31, 2023.

The following table presents the activity for the restricted stock programs for the 2023 first quarter and the 2022 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2021 (2)	493,326	$4.89 - 7.25	$6.87
Granted	522,475	6.86 -7.68	7.46
Cancelled	(29,373)	4.89 - 8.40	7.32
Vested (1)	(129,140)	4.89 - 7.25	6.53
Outstanding at December 31, 2022	857,288	$4.89 - 7.25	$7.27
Granted	304,749	8.08	8.08
Cancelled	(9,843)	4.89 - 8.40	7.18
Vested (1)	(245,990)	4.89 - 7.68	7.12
Outstanding at March 31, 2023 (2)	906,204	$4.89 - 8.40	$7.58
(1)
The aggregate fair value of the restricted stock vested was $2.1 million for the three months ended March 31, 2023 and was $1.0 million for the year ended December 31, 2022.
(2)
The aggregate fair value of the restricted stock was $7.0 million as of March 31, 2023. The remaining vesting period was 2.9 years at March 31, 2023.

During the three months ended March 31, 2023, the Company did not grant any restricted stock units (RSUs) and during the year ended December 31, 2022, granted 129,638 RSUs with a vesting date of June 14, 2023 with a grant price of $6.75. For the RSUs granted in 2022, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of March 31, 2023, there were 178,419 RSUs outstanding, including 62,277 of which had previously vested.

The following table presents the activity for the unvested options outstanding under the plans for the 2023 first quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2022	513,423	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(2,951)	4.89 - 7.25	5.53
Vested	(248,212)	4.89 - 7.25	6.55
Outstanding at March 31, 2023	262,260	$4.89 - 7.25	$6.49

The intrinsic value of the options vested was $0.4 million for the three months ended March 31, 2023.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The highest concentrations of recreation loans are in Texas and Florida at 15% and 10% of loans outstanding and with no other states over 10% as of March 31, 2023. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs, boats, and trailers make up 58%, 19%, and 13% of the segment portfolio, with no other product lines exceeding 10%, as of March 31, 2023. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 40%, 21%, and 13% of total home improvement loans outstanding, and with no other product lines exceeding 10% as of March 31, 2023. The highest concentrations of home improvement loans are in Texas and Florida at 10% and 10% of loans outstanding and with no other states over 9% as of March 31, 2023. The commercial lending segment focuses on enterprise-wide industries, including manufacturing services, and various other industries, in which 42% of these loans are made in the Midwest as of March 31, 2023. The medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of March 31, 2023.

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

The following table presents segment data as of and for the three months ended March 31, 2023.

Three Months Ended March 31, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$37,899	$13,649	$2,701	$310	$1,284	$55,843
Total interest expense	5,904	3,279	809	67	2,181	12,240
Net interest income (loss)	31,995	10,370	1,892	243	(897)	43,603
Provision (benefit) for credit losses	7,751	3,081	327	(7,084)	(37)	4,038
Net interest income (loss) after loss provision	24,244	7,289	1,565	7,327	(860)	39,565
Other expense, net	(7,803)	(3,993)	(149)	(408)	(3,957)	(16,310)
Net income (loss) before taxes	16,441	3,296	1,416	6,919	(4,817)	23,255
Income tax (provision) benefit	(4,513)	(905)	(389)	(1,899)	1,324	(6,382)
Net income (loss) after taxes	$11,928	$2,391	$1,027	$5,020	$(3,493)	$16,873
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$15,361
Balance Sheet Data
Total loans	$1,213,380	$669,642	$95,329	$4,059	$1,770	$1,984,180
Total assets	1,179,965	660,846	101,392	20,335	389,132	2,351,670
Total funds borrowed	960,305	537,824	82,517	16,549	316,694	1,913,889
Selected Financial Ratios
Return on average assets	4.14%	1.52%	4.11%	90.52%	(3.79)%	2.99%
Return on average equity	25.63	9.37	25.39	558.90	(23.42)	18.50
Return on average stockholders' equity	*	*	*	*	*	20.72
Interest yield	12.87	8.54	11.53	11.78	N/A	10.78
Net interest margin, gross	10.86	6.49	8.08	9.23	N/A	8.42
Net interest margin, net of allowance	11.33	6.62	8.32	28.89	N/A	8.71
Reserve coverage	4.12	2.19	3.71	53.07	N/A	3.54
Delinquency status (1)	0.36	0.07	0.08	—	N/A	0.24
Charge-off ratio (2)	3.48	0.82	(0.16)	29.84	N/A	2.35
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the three months ended March 31, 2022.

Three Months Ended March 31, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$31,135	$9,700	$1,930	$146	$392	$43,303
Total interest expense	3,601	1,341	722	153	1,558	7,375
Net interest income (loss)	27,534	8,359	1,208	(7)	(1,166)	35,928
Provision (benefit) for credit losses	1,680	1,204	1,255	(869)	(30)	3,240
Net interest income (loss) after loss provision	25,854	7,155	(47)	862	(1,136)	32,688
Other expense, net	(6,820)	(2,896)	(1,330)	(806)	(4,652)	(16,504)
Net income (loss) before taxes	19,034	4,259	(1,377)	56	(5,788)	16,184
Income tax (provision) benefit	(5,681)	(1,271)	411	(17)	1,727	(4,831)
Net income (loss) after taxes	$13,353	$2,988	$(966)	$39	$(4,061)	$11,353
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$9,841
Balance Sheet Data
Total loans	$1,004,091	$473,408	$77,867	$13,849	$226	$1,569,441
Total assets	984,535	469,886	86,461	37,752	387,991	1,966,625
Total funds borrowed	780,621	372,565	68,553	29,933	307,632	1,559,304
Selected Financial Ratios
Return on average assets	5.62%	2.66%	(4.58)%	0.25%	(4.80)%	2.41%
Return on average equity	29.27	13.84	(21.51)	1.30	(28.31)	12.77
Return on average stockholders' equity	*	*	*	*	*	13.70
Interest yield	12.91	8.66	9.99	4.26	N/A	10.74
Net interest margin, gross	11.41	7.46	6.26	(0.20)	N/A	8.91
Net interest margin, net of allowance	11.80	7.59	6.34	(0.60)	N/A	9.20
Reserve coverage	3.24	1.70	1.06	66.73	N/A	3.23
Delinquency status (1)	0.39	0.06	0.09	—	N/A	0.27
Charge-off ratio (2)	0.67	0.45	8.13	(76.14)	N/A	0.72
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers, including Mr. Alvin Murstein and Mr. Andrew Murstein, for either a one-, two-, three- or five-year term. Annually, the contracts with a five-year term will renew for new five-year terms unless prior to the end of the first year of each five-year term, either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current five-year term. Typically, the contracts with a one- or two-year term will renew for new one- or two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one or two-year term (as applicable); however, there is currently one agreement that renews after two years for additional one-year terms and one agreement with a three-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

On April 25, 2023, Mr. Alvin Murstein, the Company’s Chairman of the Board and Chief Executive Officer, notified the Company of his election not to renew the term of his employment pursuant to the First Amended and Restated Employment Agreement, dated May 29, 1998, as amended, between him and the Company. Accordingly, the term of his employment as Chief Executive Officer of the Company will expire on May 28, 2027, unless sooner terminated in accordance with the provisions thereof.

In addition, on April 27, 2023, Mr. Andrew Murstein, the Company’s President and Chief Operating Officer, entered into an amendment to the First Amended and Restated Employment Agreement, dated May 29, 1998, as amended, between him and the Company. Pursuant to such amendment, effective as of May 29, 2023, (i) the expiration of his then current term of employment shall be revised to end on May 28, 2027, and (ii) on May 29, 2024, and on each May 29 thereafter, such term of employment shall automatically renew each year for a three-year term unless, prior to the end of the first year of the then-applicable three-year term, either Mr. Murstein or the Company provides at least 30 days’ advance notice to the other party of its intention not to renew the then term of employment for a new three-year term, in each case unless such employment term is otherwise terminated pursuant to the terms thereof.

As of March 31, 2023, employment agreements expire at various dates through 2027, with future minimum payments under these agreements of approximately $12.0 million.

(B) OTHER COMMITMENTS

As of March 31, 2023, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors, serves as the Company’s Senior Vice President at a salary of $250,950 per year, an increase from $239,000 per year in 2022. Mr. Rudnick received an annual cash bonus of $85,000 and $75,000 as well as an equity bonus in the amount of $50,000 and $45,019, during the three months ended March 31, 2023 and 2022.

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

(d) Loans receivable – The Company’s loans are recorded at book value which approximates fair value.

(e) Floating rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(f) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2023 and December 31, 2022, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$132,382	$132,382	$105,598	$105,598
Equity investments	10,653	10,653	10,293	10,293
Investment securities	48,529	48,529	48,492	48,492
Loans receivable	1,913,900	1,913,900	1,853,108	1,853,108
Accrued interest receivable (2)	12,235	12,235	12,613	12,613
Equity securities (3)	1,752	1,752	1,724	1,724
Financial liabilities
Funds borrowed	1,916,390	1,916,390	1,833,484	1,833,484
Accrued interest payable (2)	4,039	4,039	4,790	4,790
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million in interest bearing deposits categorized as level 2 as of March 31, 2023 and $1.3 million as of December 31, 2022. See Note 13.
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

Equity investments were recorded at cost less impairment plus or minus observable price changes. The Company measures equity investments at fair value on a non-recurring basis.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

March 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	48,529	—	48,529
Equity securities	1,752	—	—	1,752
Total (1)	$1,752	$49,779	$—	$51,531
(1)
Total unrealized gains of $0.5 million, net of tax, was included in other comprehensive income for the three months ended March 31, 2023 related to these assets.

December 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	48,492	—	48,492
Equity securities	1,724	—	—	1,724
Total (1)	$1,724	$49,742	$—	$51,466
(1)
Total unrealized losses of $4.4 million, net of tax, was included in other comprehensive loss for the year ended December 31, 2022 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

March 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,653	$10,653
Impaired loans	—	—	17,994	17,994
Loan collateral in process of foreclosure	—	—	20,467	20,467
Total	$—	$—	$49,114	$49,114

December 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,293	$10,293
Impaired loans	—	—	32,133	32,133
Loan collateral in process of foreclosure	—	—	21,819	21,819
Total	$—	$—	$64,245	$64,245

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of March 31, 2023 and December 31, 2022.

(Dollars in thousands except per share amounts)	Fair Value at March 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$10,380	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	17,994	Market approach	Historical and actual loss experience	0.00% - 7.38%
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	20,467	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$1.6 - $54.1
(1)
Includes projections based on revenue, EBITDA, leverage, and liquidation amounts. These assumptions are based on a variety of factors, including economic conditions, industry, and market developments, market valuations of comparable companies, and company-specific developments, including exit strategies and realization opportunities.
(2)
Represents amount net of liquidation costs.
(3)
Relates to the recreation portfolio.

(Dollars in thousands except per share amounts)	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$10,020	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	32,133	Market approach	Historical and actual loss experience	0.00% - 6.55%
				60% of balance
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	21,819	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$2.5 - 54.1
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

(15) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to March 31, 2023 through the date of financial statement issuance for potential recognition or disclosure. As of such date, there was one subsequent event that required disclosure.

On April 12, 2023, the Company and the Bank were notified by a correspondent bank that a $40.0 million unsecured line of credit had been terminated. The correspondent bank took this action with all of its correspondent relationships nationally and did not single out the Company or the Bank. In response, the Bank transferred $23.8 million in investment securities from the correspondent bank and other correspondent banks to the Federal Reserve for safekeeping, pledging them as collateral for discount window access. The current advance rate on the pledged securities is 100% of book value, resulting in total short-term borrowing capacity with the Federal Reserve of $37.4 million. At April 30, 2023, the Company had short-term-borrowing lines of $35.0 million unsecured and $37.4 million secured, for a total of $72.4 million as compared to the March 31, 2023 short-term borrowing lines of $75.0 million unsecured and $13.6 million secured, a total of $88.6 million. Given the relative stability of our brokered deposits, management believes this to be sufficient for the Company's needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three months ended March 31, 2023 and the year ended December 31, 2022. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary, that originates consumer loans for the purchase of recreational vehicles, boats, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of March 31, 2023, our consumer loans represented 95% of our gross loan portfolio, and commercial loans represented 5%. Total assets were $2.4 billion and $2.3 billion as of March 31, 2023 and December 31, 2022, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At March 31, 2023, we identified our policies for the allowance for credit losses, goodwill and intangible assets, and deferred taxes, to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2022, and there have been no material changes in such policies and estimates since the date of such report.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

On January 1, 2023, we adopted Accounting Standards Update 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASC 326, which replaced the incurred loss methodology that delayed recognition until it was probable a loss had been incurred with a lifetime expected loss methodology using "reasonable and supportable" expectations about the future, referred to as the current expected credit loss (“CECL”) methodology. For consumer loans, we use historical delinquency and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve-month reasonable and supportable forecast period. For commercial loans, we assess the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit loss. Unlike consumer loans, where loans may have similar performing characteristics, each commercial loan is unique. We evaluate each commercial loan for specific impairment with additional allowance for credit losses recognized as necessary. For medallion loans, we maintain specific reserves adjusting the carrying amount of loans down to net collateral value. The allowance is evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates, including those based on changes in economic conditions, that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance, and subsequent recoveries are added back to the allowance.

We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after December 15, 2022 are presented under ASC 326. The transition to the CECL methodology on January 1, 2023 resulted in an increase of $13.7 million to our allowance for credit losses on loans (“ACL”) and a negative net-of-tax cumulative-effect adjustment of $9.9 million to the beginning balance of retained earnings. The CECL methodology transition effects on the allowance for credit losses are shown in the following table:

(Dollars in thousands)	December 31, 2022 Pre-Topic 326 Adoption	Effect of ASC 326 Adoption (Transition Amounts)	January 1, 2023 Post-ASC 326 Adoption
Assets:
Loans:
Recreation	$41,966	$10,037	$52,003
Home improvement	11,340	1,518	12,858
Commercial	1,049	2,157	3,206
Medallion	9,490	—	9,490
Strategic partnership	—	—	—
Allowance for credit losses on loans	$63,845	$13,712	$77,557

Prior to January 1, 2023, we used historical delinquency and actual loss rates with a three-year look-back period for medallion loans and a one-year look-back period for recreation and home improvement loans and used historical loss experience and other projections for commercial loans. The allowance was evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation was inherently subjective, as it required estimates that were susceptible to significant revision as more information became available.

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

COVID-19

For our medallion portfolio, in response to the COVID-19 pandemic, we determined that anticipated payment activity on our medallion portfolio was impossible to quantify, and therefore all medallion loans were deemed impaired, placed on nonaccrual status, and written down to each market’s net collateral value in 2020, with additional write-offs taken during 2021 and 2022. There were no additional write-offs in 2023. We continue to monitor our medallion portfolio and related assets, which may result in additional write-downs, charge-offs or impairments.

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

AVERAGE BALANCES AND RATES

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$22,001	$40	0.74%	$4,276	$46	4.36%
Federal funds sold	81,326	236	1.18	63,606	15	0.10
Investment securities	48,289	366	3.07	44,434	219	2.00
Loans
Recreation	1,194,275	37,899	12.87	978,267	31,135	12.91
Home improvement	648,088	13,649	8.54	454,246	9,700	8.66
Commercial	94,974	3,194	13.64	78,323	2,028	10.50
Medallion	10,676	381	14.47	13,899	146	4.26
Strategic partnerships	1,326	78	23.86	180	14	31.54
Total loans	1,949,339	55,201	11.48	1,524,915	43,023	11.44
Total interest-earning assets, before allowance	2,100,955		10.78	1,637,231		10.74
Allowance for credit losses	(71,563)			(50,019)
Total interest-earning assets, net of allowance	2,029,392	55,843	11.16%	1,587,212	43,303	11.08%
Non-interest-earning assets
Cash	4,925			56,823
Equity investments	10,585			10,063
Loan collateral in process of foreclosure (1)	20,779			35,602
Goodwill and intangible assets	172,660			174,105
Other assets	50,887			44,275
Total non-interest-earning assets	259,836			320,868
Total assets	$2,289,228			$1,908,080
Interest-bearing liabilities
Deposits	$1,640,552	$8,599	2.13%	$1,279,429	$4,154	1.32%
Retail and privately placed notes	121,000	2,501	8.38	121,000	2,498	8.37
SBA debentures and borrowings	65,915	561	3.45	69,840	523	3.04
Preferred securities	33,000	579	7.12	33,000	200	2.46
Total interest-bearing liabilities	1,860,467	12,240	2.67	1,503,269	7,375	1.99
Non-interest-bearing liabilities
Deferred tax liability	24,355			18,875
Other liabilities (2)	34,511			25,491
Total non-interest-bearing liabilities	58,866			44,366
Total liabilities	1,919,333			1,547,635
Non-controlling interest	69,166			69,166
Total stockholders’ equity	300,729			291,279
Total liabilities and stockholders’ equity	$2,289,228			$1,908,080
Net interest income		$43,603			$35,928
Net interest margin, gross			8.42			8.91
Net interest margin, net of allowance			8.71%			9.20%
(1)
Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by Medallion Bank of $7.2 million and $7.7 million as of March 31, 2023 and 2022.
(2)
Includes deferred financing costs of $6.7 million and $7.2 million as of March 31, 2023 and 2022.

For the three months ended March 31, 2023, our loans receivable yielded 11.48%, as compared to 11.44% for the three months ended March 31, 2022. The 4 basis point increase reflects a higher yield on our commercial portfolio, partially offset by a slight decrease in yield on our recreation and home improvement portfolios. We have used the increasing rate environment as an opportunity to both increase the rates on newly issued recreation and home improvement loans, which is expected to increase the yield on these portfolios over time, as well as increase the credit quality of our new issuances, particularly in our recreation segment, with the average FICO scores of our recreation loans outstanding being 671 as of March 31, 2023 compared to 669 as of March 31, 2022.

Our debt, comprised primarily of certificates of deposits, funds our growing lending business. Our average interest cost for the three months ended March 31, 2023 of 2.67% increased 68 basis points from March 31, 2022, reflecting rising costs associated with our borrowings, primarily our certificate of deposits, which is attributable to the current interest rate environment.

RATE/VOLUME ANALYSIS

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average yield/cost, calculated for the periods indicated.

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$95	$120	$215	$18	$20	$38
Investment securities	29	118	147	12	5	17
Loans
Recreation	6,855	(91)	6,764	5,634	(1,941)	3,693
Home improvement	4,082	(133)	3,949	2,484	(702)	1,782
Commercial	560	606	1,166	422	46	468
Medallion	(115)	350	235	(223)	438	215
Strategic partnerships	67	(3)	64	12	(2)	10
Total loans	$11,449	$729	$12,178	$8,329	$(2,161)	$6,168
Total interest-earning assets	$11,573	$967	$12,540	$8,359	$(2,136)	$6,223
Interest-bearing liabilities
Deposits	$1,893	$2,552	$4,445	$760	$(1,317)	$(557)
Retail and privately placed notes	—	3	3	(90)	(44)	(134)
SBA debentures and borrowings	(33)	71	38	36	(85)	(49)
Notes payable to banks	—	—	—	—	(258)	(258)
Preferred securities	—	379	379	—	7	7
Other borrowings	—	—	—	—	(41)	(41)
Total interest-bearing liabilities	$1,860	$3,005	$4,865	$706	$(1,738)	$(1,032)
Net	$9,713	$(2,038)	$7,675	$7,653	$(398)	$7,255

During the three months ended March 31, 2023, the increase in interest was mainly driven by the increase in volume of consumer loans and to a lesser extent, an increase in overall yield on interest-earning assets, primarily in the commercial portfolio. The increase in interest expense was driven by an increase in borrowings, primarily increases in deposits which are used to fund our growing loan portfolio, as well as an increase in our overall cost of funds during the quarter.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, privately placed notes, fixed-rate, long-term debentures issued to the SBA, preferred securities, and has historically included credit facilities with banks and other short-term notes payable. The Bank issues brokered time certificates of deposit, which are, on average, our lowest borrowing costs. The Bank is able to bid on these deposits at a variety of maturity options, which allows for more flexible interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various debt instruments and their relative mix, and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table shows the average borrowings and related borrowing costs for the three months ended March 31, 2023 and 2022. We expect our borrowing costs to further increase as prevailing interest rates continue at, or rise from, these levels.

We continue to seek SBA funding through Medallion Capital, Inc., to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25.0 million commitment from the SBA. At March 31, 2023 and 2022, adjustable rate debt constituted just 2% of total debt.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to or received from loan originators, and which are amortized to interest income over the life of the loan. During the three months ended March 31, 2023, there was continued growth in the recreation and home improvement segments, as well as, and to a lesser extent, in the commercial segment.

Three Months Ended March 31, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	101,681	94,981	3,000	623	27,006	227,291
Principal payments, sales, maturities, and recoveries	(56,217)	(49,855)	(834)	(4,395)	(25,808)	(137,109)
Charge-offs	(12,590)	(1,914)	—	(3,593)	—	(18,097)
Transfer to loan collateral in process of foreclosure, net	(4,357)	—	—	(2,147)	—	(6,504)
Amortization of origination costs	(2,759)	586	—	—	—	(2,173)
FASB origination costs, net	4,110	(555)	—	—	—	3,555
Paid-in-kind interest	—	—	264	—	—	264
Gross loans – March 31, 2023	$1,213,380	$669,642	$95,329	$4,059	$1,770	$1,984,180

Three Months Ended March 31, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	114,406	89,820	4,400	92	5,009	213,727
Principal payments, sales, maturities, and recoveries	(65,116)	(52,164)	(1,817)	(85)	(4,873)	(124,055)
Charge-offs	(5,067)	(1,060)	(1,584)	(75)	—	(7,786)
Transfer to loan collateral in process of foreclosure, net	(2,911)	—	—	(129)	—	(3,040)
Amortization of origination costs	(2,439)	320	—	—	—	(2,119)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	3,958	(190)	—	—	—	3,768
Paid-in-kind interest	—	—	172	—	—	172
Gross loans – March 31, 2022	$1,004,091	$473,408	$77,867	$13,849	$226	$1,569,441
The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of March 31, 2023.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$16,385	$240,631	$1,540,229	$147,889	$1,945,134
Recreation	1,938	118,504	1,033,121	18,324	1,171,887
Home improvement	11,051	32,088	499,385	129,565	672,089
Commercial	1,845	87,531	7,723	—	97,099
Medallion	1,551	2,508	—	—	4,059
Adjustable-rate	$2,335	$392	$—	$—	$2,727
Recreation	2,335	392	—	—	2,727
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Medallion	—	—	—	—	—
Total loans (1)	$18,720	$241,023	$1,540,229	$147,889	$1,947,861
(1)
Excludes strategic partnership loans.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance is maintained at a level estimated by management to absorb probable credit losses inherent in the loan portfolios based on management’s quarterly evaluation of the portfolios, the related credit characteristics, and macroeconomic factors affecting the portfolios. As of March 31, 2023 and December 31, 2022 the allowance totaled $70.3 million and $63.8 million, which represented 3.5% and 3.3% of total loans, respectively. The increase in the allowance for credit losses as of March 31, 2023 was primarily driven by the adoption of the CECL accounting standard, changes in our medallion loan portfolio and growth in our larger recreation and home improvement loan portfolio.

The following table sets forth the activity in the allowance for credit losses for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Allowance for loan losses – beginning balance (1)	$63,845	$50,166
CECL transition amount upon ASU 2016-13 adoption	13,712	—
Charge-offs
Recreation	(12,590)	(5,067)
Home improvement	(1,914)	(1,060)
Commercial	—	(1,584)
Medallion	(3,593)	(75)
Total charge-offs	(18,097)	(7,786)
Recoveries
Recreation	2,771	3,510
Home improvement	632	559
Commercial	10	34
Medallion	3,369	963
Total recoveries	6,782	5,066
Net charge-offs (recoveries) (2)	(11,315)	(2,720)
Provision for credit losses	4,038	3,240
Allowance for credit losses – ending balance (3)	$70,280	$50,686
(1)
Represents allowance prior to the adoption of ASU 2016-13.
(2)
As of March 31, 2023, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $237.3 million, some of which may represent collection opportunities for us.
(3)
As of March 31, 2023, there was no allowance for credit loss and net charge-offs related to the strategic partnership loans.

With the adoption of ASC 326, we also adopted ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures. Under this standard, the Company is required to disclose current period gross write-offs, by year of origination, for financing receivables. The following table sets forth the gross charge-offs, as of March 31, 2023, by the year of origination:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$—	$3,608	$3,070	$1,671	$1,554	$2,687	$12,590
Home improvement	—	904	628	143	131	108	1,914
Commercial	—	—	—	—	—	—	—
Medallion	—	—	—	—	—	3,593	3,593
Total	$—	$4,512	$3,698	$1,814	$1,685	$6,388	$18,097

The following tables set forth the allowance for credit losses by type as of March 31, 2023 and December 31, 2022.

March 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$49,938	71%	4.12%	277.53%
Home improvement	14,656	21	2.19	81.45
Commercial	3,532	5	3.71	19.63
Medallion	2,154	3	53.07	11.97
Total	$70,280	100%	3.54%	390.57%

December 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$41,966	66%	3.55%	130.60%
Home improvement	11,340	18	1.81	35.29
Commercial	1,049	1	1.13	3.26
Medallion	9,490	15	69.93	29.53
Total	$63,845	100%	3.33%	198.69%

As of March 31, 2023, the total allowance rate for credit losses increased 21 basis points from December 31, 2022, due to the adoption of CECL which resulted in higher allowances for recreation, home improvement, and commercial loans, offset by a reduction in the allowance for medallion loans due to recoveries and structured settlements entered into during the quarter.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$4,211	0.2%	$7,365	0.4%
Home improvement	441	*	579	*
Commercial	74	*	74	*
Medallion	—	*	885	*
Total loans 90 days or more past due	$4,726	0.2%	$8,903	0.5%
(1)
Percentages are calculated against the total loan portfolio.

(*) Less than 0.1%

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	4,357	2,147	6,504
Sales	(2,195)	(15)	(2,210)
Cash payments received	—	(3,317)	(3,317)
Collateral valuation adjustments	(2,077)	(252)	(2,329)
Loan collateral in process of foreclosure – March 31, 2023	$1,461	$19,006	$20,467

Three Months Ended March 31, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	2,911	129	3,040
Sales	(2,252)	(116)	(2,368)
Cash payments received	—	(2,872)	(2,872)
Collateral valuation adjustments	(1,010)	(386)	(1,396)
Loan collateral in process of foreclosure – March 31, 2022	$1,369	$32,465	$33,834

As of March 31, 2023, medallion loans in the process of foreclosure included 455 medallions in the New York City market, 261 medallions in the Chicago market, 53 medallions in the Newark market, and 39 medallions in other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a high-growth business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 68% and 72% of our interest income for the three months ended March 31, 2023 and 2022.

We maintain relationships with approximately 3,000 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 43% of recreation lending’s new loan originations for the three months ended March 31, 2023. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of $18,400 as of March 31, 2023. The loans are fixed rate with an average term at origination of 11.0 years. The weighted average maturity of our loans outstanding as of March 31, 2023 is 9.5 years.

The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 58% of the portfolio, boat loans making up 19% of the portfolio, and trailer loans 13% as of March 31, 2023, compared to 59%, 19% and 8% as of March 31, 2022. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida at 15% and 10% of loans outstanding, compared to 10% and 16% as of March 31, 2022, and with no other states over 10%. As of March 31, 2023 and 2022, the weighted average FICO scores of our recreation loans outstanding were 671 and 669.

During the three months ended March 31, 2023, the recreation portfolio grew, with the average interest rate increasing 6 basis points to 14.42% from a year ago. Additionally, reserve rates increased 88 basis points from March 31, 2022 reflecting an increase in reserves due to the adoption of CECL.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Selected Earnings Data
Total interest income	$37,899	$31,135
Total interest expense	5,904	3,601
Net interest income	31,995	27,534
Provision for credit losses	7,751	1,680
Net interest income after loss provision	24,244	25,854
Other income (expense), net	(7,803)	(6,820)
Net income before taxes	16,441	19,034
Income tax provision	(4,513)	(5,681)
Net income after taxes	$11,928	$13,353
Balance Sheet Data
Total loans, gross	$1,213,380	$1,004,091
Total credit allowance	49,938	32,558
Total loans, net	1,163,442	971,533
Total assets	1,179,965	984,535
Total borrowings	960,305	780,621
Selected Financial Ratios
Return on average assets	4.14%	5.62%
Return on average equity	25.63	29.27
Interest yield	12.87	12.91
Net interest margin	10.86	11.80
Reserve coverage	4.12	3.24
Delinquency status (1)	0.36	0.39
Charge-off ratio	3.48	0.67
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance home improvements and is concentrated in roofs, swimming pools, and windows at 40%, 21%, and 13% of total loans outstanding as of March 31, 2023, as compared to 33%, 26%, and 12% as of March 31, 2022, with no other collateral types over 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, each representing 10% of loans outstanding March 31, 2023, compared to 12% and 10% as of March 31, 2022, with no other states over 10%. As of March 31, 2023 and 2022, the weighted average FICO scores of our home improvement loans outstanding were 753.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 1,000 contractors and FSPs. Our top ten contractors and FSP relationships were responsible for 61% of home improvement lending’s new loan originations for the three months ended March 31, 2023. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of thousands of geographically distributed loans with an average loan size of $19,500 as of March 31, 2023. The loans are fixed rate with an average term at origination of 13.6 years. The weighted average maturity of our loans outstanding as of March 31, 2023 is 12.4 years.

During the three months ended March 31, 2023, the home improvement lending segment continued to grow. Reserve coverage rates increased 49 basis points from a year ago reflecting an increase in reserves due to the adoption of CECL. The average interest rate increased 36 basis points to 8.83% from the prior year.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Selected Earnings Data
Total interest income	$13,649	$9,700
Total interest expense	3,279	1,341
Net interest income	10,370	8,359
Provision for credit losses	3,081	1,204
Net interest income after loss provision	7,289	7,155
Other income (expense), net	(3,993)	(2,896)
Net income before taxes	3,296	4,259
Income tax provision	(905)	(1,271)
Net income after taxes	$2,391	$2,988
Balance Sheet Data
Total loans, gross	$669,642	$473,408
Total credit allowance	14,656	8,059
Total loans, net	654,986	465,349
Total assets	660,846	469,886
Total borrowings	537,824	372,565
Selected Financial Ratios
Return on average assets	1.52%	2.66%
Return on average equity	9.37	13.84
Interest yield	8.54	8.66
Net interest margin	6.49	7.59
Reserve coverage	2.19	1.70
Delinquency status (1)	0.07	0.06
Charge-off ratio	0.82	0.45
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, more than 42% of which are located in the Midwest region, 23% located in California, and the rest scattered across the country. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing, wholesale trade, administrative and support services, and construction making up 51%, 13%, 11%, and 10% of the loans outstanding as of March 31, 2023.

During the three months ended March 31, 2023, the commercial portfolio grew to $95.3 million, representing $3.0 million of new loan originations, offset by payoffs and charge-offs. Additionally, reserve rates increased, reflecting specific reserves on aged investments.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2023 and 2022. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Selected Earnings Data
Total interest income	$2,701	$1,930
Total interest expense	809	722
Net interest income	1,892	1,208
Provision for credit losses	327	1,255
Net interest (expense) income after loss provision	1,565	(47)
Other income (expense), net	(149)	(1,330)
Net income (loss) before taxes	1,416	(1,377)
Income tax (provision) benefit	(389)	411
Net (loss) income after taxes	$1,027	$(966)
Balance Sheet Data
Total loans, gross	$95,329	$77,867
Total credit allowance	3,532	828
Total loans, net	91,797	77,039
Total assets	101,392	86,461
Total borrowings	82,517	68,553
Selected Financial Ratios
Return on average assets	4.11%	(4.58)%
Return on average equity	25.39	(21.51)
Interest yield	11.53	9.99
Net interest margin	8.08	6.34
Reserve coverage (1)	3.71	1.06
Delinquency status (1) (2)	0.08	0.09
Charge-off (recovery) ratio (3)	(0.16)	8.13
(1)
Ratio is based off of total commercial balances and relates solely to the legacy commercial loan balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances and relates to the total loan business.

	As of March 31,
	2023		2022
Geographic Concentrations	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$21,720	23%	$10,072	13%
Illinois	12,880	14	13,109	17
Minnesota	11,269	12	9,583	12
Texas	9,864	10	5,570	7
Other (1)	39,596	41	39,533	51
Total	$95,329	100%	$77,867	100%
(1)
Includes 12 other states, which were all under 10% as of March 31, 2023, and 13 other states, all under 10% as of March 31, 2022.

Medallion Lending

The medallion lending segment operates primarily in New York City, and to a lesser extent in Newark, Chicago and other markets. During the three months ended March 31, 2023, taxi medallion values remained consistent in the New York City market. We continued to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020 (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Selected Earnings Data
Total interest income	$310	$146
Total interest expense	67	153
Net interest (loss) income	243	(7)
Provision (recoveries) for credit losses	(7,084)	(869)
Net interest income (loss) after loss provision	7,327	862
Other income (expense), net	(408)	(806)
Net income before taxes	6,919	56
Income tax benefit	(1,899)	(17)
Net income after taxes	$5,020	$39
Balance Sheet Data
Total loans, gross	$4,059	$13,849
Total credit allowance	2,154	9,241
Total loans, net	1,905	4,608
Total assets	20,335	37,752
Total borrowings	16,549	29,933
Selected Financial Ratios
Return on average assets	90.52%	0.25%
Return on average equity	558.90	1.30
Interest yield	11.78	4.26
Net interest margin	9.23	(0.60)
Reserve coverage	53.07	66.73
Delinquency status (1)	—	—
Charge-off (recovery) ratio	29.84	(76.14)
(1)
Loans 90 days or more past due.

	As of March 31,
	2023		2022
Geographic Concentration	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$3,196	79%	$12,540	91%
Newark	842	21	1,265	9
All Other	21	*	44	*
Total	$4,059	100%	$13,849	100%

(*) Less than 1%.

	As of March 31,
	2023		2022
Geographic Concentration	Total Loan Collateral in Process of Foreclosure	% of Market	Total Loan Collateral in Process of Foreclosure	% of Market
New York City	$15,886	84%	$26,902	83%
Newark	2,665	14	3,959	12
Chicago	428	2	1,411	4
All Other	27	*	193	1
Total	$19,006	100%	$32,465	100%

(*) Less than 1%.

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, which are not specifically allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnerships represent $1.8 million in net loans as of March 31, 2023, compared to $0.2 million as of March 31, 2022, with originations of $27.0 million during the three months ended March 31, 2023 and $5.0 million during the three months ended March 31, 2022.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2023 and 2022.

(Dollars in thousands)	Three Months Ended March 31,
	2023	2022
Selected Earnings Data
Total interest income	$1,284	$392
Total interest expense	2,181	1,558
Net interest loss	(897)	(1,166)
Total interest (income) expense	(37)	(30)
Net interest loss	(860)	(1,136)
Other income (expense), net	(3,957)	(4,652)
Net loss before taxes	(4,817)	(5,788)
Income tax benefit	1,324	1,727
Net loss after taxes	$(3,493)	$(4,061)
Balance Sheet Data
Total loans, gross	$1,770	$226
Total credit allowance	—	—
Total loans, net	$1,770	$226
Total assets	389,132	387,991
Total borrowings	316,694	307,632
Selected Financial Ratios
Return on average assets	(3.79)%	(4.80)%
Return on average equity	(23.42)	(28.31)

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Return on average assets	2.99%	2.41%
Return on average equity	18.50	12.77
Return on average stockholders' equity	20.72	13.70
Net interest margin	8.42	8.91
Equity to assets (1)	15.95	18.41
Debt to equity (1) (2)	5.1x	4.3x
Net loans receivable to assets	81%	77%
Net charge-offs	$11,315	$2,720
Net charge-offs as a % of average loans receivable	2.35%	0.75%
Allowance coverage ratio	3.54	3.23
(1)
Includes $68.8 million related to non-controlling interests in consolidated subsidiaries as of March 31, 2023 and 2022.
(2)
Excludes deferred financing costs of $6.7 million and $7.2 million as of March 31, 2023 and 2022.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net income attributable to shareholders was $15.4 million, or $0.67 per share, for the three months ended March 31, 2023, compared to $9.8 million, or $0.39 per share, for the three months ended March 31, 2022.

Total interest income was $55.8 million for the three months ended March 31, 2023 compared to $43.3 million for the three months ended March 31, 2022. The increase in interest income reflects the continued growth in our lending segments, primarily recreation and home improvement. The yield on interest earning assets was 10.78% for the three months ended March 31, 2023, compared to 10.74% for the three months ended March 31, 2022. The 4 basis point increase reflects our efforts over the past year to increase interest rates on new originations in our recreation, home improvement and commercial segments, with the yield anticipated to increase as older loans with lower rates amortize and newer originations become a larger portion of our portfolio.

Loans before allowance for credit losses were $2.0 billion as of March 31, 2023, comprised of recreation ($1.2 billion), home improvement ($669.6 million), commercial ($95.3 million), medallion ($4.1 million), and strategic partnership loans ($1.8 million). We had an allowance for credit losses as of March 31, 2023 of $70.3 million, which was attributable to the recreation (71%), home improvement (21%), commercial (5%) loans, and medallion (3%), and included the impact of our CECL adoption on January 1, 2023, which resulted in an increase in allowance of $13.7 million.

Loans increased $67.2 million, or 4%, from December 31, 2022 as a result of $227.3 million of loan originations, offset primarily by principal payments, and to a lesser extent charge-offs and transfers, to loan collateral in process of foreclosure and net charge-offs. The provision for credit losses was $4.0 million for the three months ended March 31, 2023, compared to $3.2 million in the three months ended March 31, 2022. The provision for credit loss in the current period included a $7.1 million benefit with respect to the medallion lending segment, reflecting continued recovery efforts with the impaired portfolio, while net charge offs in the recreation and home improvement segments increased to more normalized levels from the historically low levels experienced in the prior year. Recoveries in the medallion lending segment are closely tied to our collection efforts and fluctuate significantly from quarter to quarter. Collections for the quarter ended March 31, 2023 were substantially higher than normal, which we do not expect to occur on a recurring basis. We expect the normalization in charge-off expense in both of our consumer segments to continue and may further increase, depending on, among other things, the state of the economy.

Interest expense was $12.2 million for the three months ended March 31, 2023, compared to $7.4 million for the three months ended March 31, 2022, reflecting higher average borrowings, as well as a higher average borrowing costs in the current quarter, which we expect to further increase in the current inflationary environment. The average cost of borrowed funds was 2.67% for the three months ended March 31, 2023, compared to 1.99% for the three months ended March 31, 2022. The increase of 68 basis points from the prior year quarter is attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing vintages with lower rates. As we replace upcoming maturities with new issues, we expect our cost of funds to further increase. Average debt outstanding was $1.9 billion for the three months ended March 31, 2023, up from $1.5 billion for the three months ended March 31, 2022, as we issued additional certificates of deposits to increase our liquidity and fund our loan growth. See page 34 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $43.6 million for the three months ended March 31, 2023, compared to $35.9 million for the three months ended March 31, 2022. The net interest margin before the impact of the allowance for credit losses was 8.42% for the three months ended March 31, 2023, compared to 8.91% for the three months ended March 31, 2022, reflecting the above. With the rates we charge on loans and our cost of funds both increasing due to inflation, we expect our net interest margin to continue to tighten.

Net other income, which is comprised primarily of gains on the sale of loans and medallions, gain (losses) on equity investments, prepayment fees, servicing fee income, late charges, and write-downs of loan collateral was $2.1 million for the three months ended March 31, 2023, primarily due to collections on the medallion loans which generated gains of $1.9 million for the three months ended March 31, 2023 compared to $1.5 million of other income for the three months ended March 31, 2022.

Operating expenses were $18.4 million for the three months ended March 31, 2023, compared to $18.0 million for the three months ended March 31, 2022. Salaries and benefits were $8.8 million for the three months ended March 31, 2023, compared to $7.6 million for the three months ended March 31, 2022, primarily reflecting a greater head count to facilitate our growing consumer lending segments. Professional fees were $1.7 million for the three months ended March 31, 2023, down from $4.0 million for the three months ended March 31, 2022, primarily reflecting lower legal and professional costs during the quarter for a variety of corporate matters inclusive of the SEC litigation.

Total income tax expense was $6.4 million for the three months ended March 31, 2023, compared to $4.8 million for the three months ended March 31, 2022.

Loan collateral in process of foreclosure was $20.5 million at March 31, 2023, a decline from $21.8 million at December 31, 2022. The decrease primarily reflects cash payments received and structured settlements during the period.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of consumer, commercial, and medallion loans, and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of bank certificates of deposit, SBA debentures and borrowings, and historically credit facilities and borrowings from banks and other lenders.

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

The following table presents our interest rate sensitivity gap at March 31, 2023. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

March 31, 2023 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$16,384	$30,397	$35,357	$73,360	$101,518	$61,546	$1,626,573	$1,945,135
Adjustable rate	2,335	392	—	—	—	—	—	2,727
Investment securities	1,914	4,436	3,864	1,977	4,227	3,954	35,581	55,953
Cash and cash equivalents	119,641	—	500	750	—	—	—	120,891
Total earning assets	$140,274	$35,225	$39,721	$76,087	$105,745	$65,500	$1,662,154	$2,124,706
Interest bearing liabilities
Deposits	$564,685	$496,933	$365,666	$159,901	$109,880	$—	$—	$1,697,065
Privately placed notes	36,000	—	31,250	—	53,750	—	—	121,000
SBA debentures and borrowings	2,500	15,075	15,500	4,500	—	—	25,750	63,325
Preferred securities	—	—	—	—	—	—	33,000	33,000
Total liabilities	$603,185	$512,008	$412,416	$164,401	$163,630	$—	$58,750	$1,914,390
Interest rate gap	$(462,911)	$(476,783)	$(372,695)	$(88,314)	$(57,885)	$65,500	$1,603,404	$210,316
Cumulative interest rate gap	$(462,911)	$(939,694)	$(1,312,389)	$(1,400,703)	$(1,458,588)	$(1,393,088)	$210,316	$—
December 31, 2022 (2)	$(367,803)	$(807,687)	$(1,158,706)	$(1,283,654)	$(1,372,105)	$(1,314,604)	$222,536	$—
December 31, 2021 (2)	$(230,601)	$(455,807)	$(770,239)	$(891,489)	$(1,007,810)	$(940,350)	$153,539	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (22%) as of March 31, 2023, and was (18%) as of December 31, 2022
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.1 billion and interest rate sensitive liabilities were $1.9 billion at March 31, 2023. The one-year cumulative interest rate gap was a negative $462.9 million or 22% of interest rate sensitive assets. We seek to manage interest rate risk by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, by originating adjustable-rate loans, and by other options consistent with managing interest rate risk.

LIBOR is set to terminate on June 30, 2023. We do not have loans tied to LIBOR and do not expect an impact on our loans. Our trust preferred securities bear a variable rate of interest of 90-day LIBOR (5.19% at March 31, 2023) plus 2.13%. For these borrowings, the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 43 basis points will replace LIBOR upon its termination. We do not expect this change to have a material impact on our borrowings.

Liquidity and Capital Resources

Our sources of liquidity include brokered certificates of deposit, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private issuances of debt securities, participations or sales of loans to third parties, issuances of preferred securities at our subsidiaries, and the disposition of our other assets. Additionally, as of March 31, 2023, the Bank has up to $75.0 million available under Fed Funds lines with several commercial banks, and we had unfunded commitments from the SBA of $4.8 million.

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

The table below presents the components of our debt and preferred securities as of March 31, 2023, exclusive of deferred financing costs of March 31, 2023. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$1,697,065	89%	2.35%
Privately placed notes	121,000	6	7.66
SBA debentures and borrowings	63,325	3	3.13
Preferred securities	33,000	2	7.11
Total outstanding debt	$1,914,390	100%	2.79%
(1)
Weighted average contractual rate as of March 31, 2023.
(2)
Balance includes $2.0 million of strategic partner reserve deposits as of March 31, 2023.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows our contractual obligations at March 31, 2023.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$564,685	$496,933	$365,666	$159,901	$109,880	$—	$1,697,065
Privately placed notes	36,000	—	31,250	—	53,750	—	121,000
SBA debentures and borrowings	2,500	15,075	15,500	4,500	—	25,750	63,325
Preferred securities	—	—	—	—	—	33,000	33,000
Total outstanding borrowings	603,185	512,008	412,416	164,401	163,630	58,750	1,914,390
Operating lease obligations	1,876	2,508	2,492	2,440	1,213	1,290	11,819
Total contractual obligations	$605,061	$514,516	$414,908	$166,841	$164,843	$60,040	$1,926,209
(1)
Total debt is exclusive of deferred financing costs of $6.7 million as of March 31, 2023.
(2)
Balance excludes $2.0 million of strategic partner reserve deposits as of March 31, 2023.

Approximately $1.1 billion of our borrowings have maturity dates during the next two years, a majority of which are brokered CDs that have no right of voluntary withdrawal.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of March 31, 2023 by $1.2 million on an annualized basis, and the impact of such an immediate increase of 1% over an one year period would have been a reduction in net income by $1.6 million at March 31, 2023. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under preferred securities and borrowings and their respective end of period weighted average interest rates at March 31, 2023. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	MFC	MCI		FSVC		MB		March 31, 2023	December 31, 2022
Cash, cash equivalents and federal funds sold	$14,784	$177	$4,120	(1)	$145	(1)	$113,156		$132,382	$105,598
Preferred Securities	33,000								33,000	33,000
Average interest rate	7.11%								7.11%	6.86%
Maturity	9/37								9/37	9/37
Retail notes and privately placed borrowings	121,000								121,000	121,000
Average interest rate	7.66%								7.66%	7.66%
Maturity	3/24-12/27								3/24-12/27	3/24-12/27
SBA debentures & borrowings
Amounts available			4,750						4,750	4,750
Amounts outstanding			60,750		2,575				63,325	68,512
Average interest rate			3.12%		3.25%				3.13%	3.08%
Maturity			3/24 - 3/33		4/24				3/23 - 3/33	3/23 - 3/33
Brokered CDs & other funds borrowed							1,699,065	(2)	1,699,065	1,610,922
Average interest rate							2.35%		2.35%	1.91%
Maturity							4/23-1/28		4/23-1/28	1/23-12/27
Total Cash	$14,784	$177	$4,120		$145		$113,156		$132,382	$105,598
Total debt outstanding	$154,000	$—	$60,750		$2,575		$1,699,065		$1,916,390	$1,833,434
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $2.0 million related to the strategic partnership business and $10.6 million related to listing services.

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

Dividends and Stock Repurchases

Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend. A dividend of $0.08 per share was paid in March 2023. We may, however, re-evaluate the new dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On April 29, 2022, our board of directors authorized a new stock repurchase program, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022. Such new repurchase program replaced the previous one, which was terminated. The Company did not repurchase shares of common stock during the three months ended March 31, 2023. Accordingly, as of March 31, 2023, up to $19,998,012 of shares remain authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2023 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2023 first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” subsections (c) and (d) to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for details of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 10, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2022, our board of directors authorized a new stock repurchase program, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022. Such new repurchase program replaced the previous one, which was terminated. The Company did not repurchase shares of common stock during the three months ended March 31, 2023. Accordingly, as of March 31, 2023, up to $19,998,012 of shares remain authorized for repurchase under our stock repurchase program.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

10.1	Amendment No. 3 to First Amended and Restated Employment Agreement, dated April 27, 2023, by and between Medallion Financial Corp. and Andrew Murstein. Filed herewith.

31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Antony N. Cutrone pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Anthony N. Cutrone pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	May 8, 2023

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.