Form 10-Q
period 2023-06-30
MEDALLION FINANCIAL CORP
filed 2023-08-07
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 4, 2023, was 23,362,089.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.5 billion and $2.3 billion as of June 30, 2023 and December 31, 2022, respectively.

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

Our consolidated balance sheet as of June 30, 2023, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three and six months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2023 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$82,257	$33,172
Federal funds sold	42,297	72,426
Investment securities	53,692	48,492
Equity investments	11,404	10,293
Loans	2,156,998	1,916,953
Allowance for credit losses	(74,971)	(63,845)
Net loans receivable	2,082,027	1,853,108
Goodwill	150,803	150,803
Intangible assets, net	21,315	22,035
Loan collateral in process of foreclosure (1)	16,803	21,819
Accrued interest receivable	13,345	12,613
Property, equipment, and right-of-use lease asset, net	13,343	13,168
Income tax receivable	2,795	2,095
Other assets	29,056	19,855
Total assets	$2,519,137	$2,259,879
Liabilities
Deposits (2)	$1,813,785	$1,607,110
Long-term debt (3)	178,128	214,320
Short-term borrowings (4)	67,880	5,000
Deferred tax liabilities, net	26,840	26,753
Operating lease liabilities	7,629	8,408
Accrued interest payable	4,449	4,790
Accounts payable and accrued expenses (5)	32,662	22,974
Total liabilities	2,131,373	1,889,355
Commitments and contingencies (6)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 28,947,171 shares at June 30, 2023 and 28,663,827 shares at December 31, 2022 issued)	289	287
Additional paid in capital	285,435	283,663
Treasury stock (5,602,154 shares at June 30, 2023 and December 31, 2022)	(45,538)	(45,538)
Accumulated other comprehensive income (loss)	(3,749)	(3,349)
Retained earnings	82,539	66,673
Total stockholders’ equity	318,976	301,736
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	387,764	370,524
Total liabilities and equity	$2,519,137	$2,259,879
Number of shares outstanding	23,345,017	23,061,673
Book value per share	$13.66	$13.08
(1)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, of $6.8 million as of June 30, 2023 and $7.5 million as of December 31, 2022.
(2)
Includes $3.9 million and $3.8 million of deferred financing costs as of June 30, 2023 and December 31, 2022. Refer to Note 5 for more details.
(3)
Includes $2.9 million and $3.2 million of deferred financing costs as of June 30, 2023 and December 31, 2022. Refer to Note 5 for more details.
(4)
Includes $28.0 million of borrowings through the Federal Reserve discount window.
(5)
Includes the short-term portion of lease liabilities of $2.2 million as of both June 30, 2023 and December 31, 2022. Refer to Note 6 for more details.
(6)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Interest and fees on loans	$59,630	$46,740	$114,799	$89,804
Interest and dividends on investment securities	2,096	371	2,769	610
Total interest income (1)	61,726	47,111	117,568	90,414
Interest on deposits	11,329	4,912	19,928	9,066
Interest on long-term debt	2,940	3,318	5,793	6,539
Interest on short-term borrowings	766	—	1,554	—
Total interest expense	15,035	8,230	27,275	15,605
Net interest income	46,691	38,881	90,293	74,809
Provision for credit losses	8,476	7,759	12,514	10,999
Net interest income after provision for credit losses	38,215	31,122	77,779	63,810
Other income (loss)
Gain on sale of loans and medallion	1,306	2,667	3,161	4,543
Write-down of loan collateral in process of foreclosure	(21)	(128)	(273)	(514)
Gain on equity investments	99	4,241	9	4,108
Other income	558	578	1,128	750
Total other income, net	1,942	7,358	4,025	8,887
Other expenses
Salaries and employee benefits	9,339	7,730	18,175	15,298
Loan servicing fees	2,361	2,119	4,583	4,072
Collection costs	1,608	999	3,146	2,342
Professional fees	1,368	4,392	3,075	8,384
Rent expense	603	490	1,226	1,135
Regulatory fees	781	560	1,463	1,011
Amortization of intangible assets	363	363	723	721
Other expenses	2,580	2,160	5,004	3,882
Total other expenses	19,003	18,813	37,395	36,845
Income before income taxes	21,154	19,667	44,409	35,852
Income tax provision	5,472	4,856	11,854	9,687
Net income after taxes	15,682	14,811	32,555	26,165
Less: income attributable to the non-controlling interest	1,512	1,511	3,024	3,024
Total net income attributable to Medallion Financial Corp.	$14,170	$13,300	$29,531	$23,141
Basic net income per share	$0.63	$0.55	$1.32	$0.95
Diluted net income per share	$0.62	$0.54	$1.29	$0.93
Weighted average common shares outstanding
Basic	22,488,463	24,153,015	22,416,089	24,459,870
Diluted	22,853,927	24,421,867	22,915,094	24,751,012
(1)
Included in interest income is $0.4 million and $0.6 million of paid-in-kind interest for the three and six months ended June 30, 2023 and $0.2 million and $0.3 million for the three and six months ended June 30, 2022.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income after taxes	$15,682	$14,811	$32,555	$26,165
Other comprehensive loss, net of tax	(906)	(1,418)	(400)	(3,135)
Total comprehensive income	14,776	13,393	32,155	23,030
Less comprehensive income attributable to the non-controlling interest	1,512	1,511	3,024	3,024
Total comprehensive income attributable to Medallion Financial Corp.	$13,264	$11,882	$29,131	$20,006

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2022	28,663,827	$287	$283,663	(5,602,154)	$(45,538)	$66,673	$(3,349)	$301,736	$68,788	$370,524
Adoption of ASU 2016-13, net of tax	—	—	—	—	—	(9,935)	—	(9,935)	—	(9,935)
Balance at January 1, 2023	28,663,827	287	283,663	(5,602,154)	(45,538)	56,738	(3,349)	291,801	68,788	360,589
Net income	—	—	—	—	—	15,361	—	15,361	1,512	16,873
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation	—	2	1,034	—	—	—	—	1,036	—	1,036
Issuance of restricted stock	304,749	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(91,169)	—	(768)	—	—	—	—	(768)	—	(768)
Forfeiture of restricted stock, net	(9,843)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units, net	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	44,583	—	292	—	—	—	—	292	—	292
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(1,863)	—	(1,863)	—	(1,863)
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	506	506	—	506
Balance at March 31, 2023	28,912,147	$289	$284,221	(5,602,154)	$(45,538)	$70,236	$(2,843)	$306,365	$68,788	$375,153
Net income	—	—	—	—	—	14,170	—	14,170	1,512	15,682
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	—	1,214	—	—	—	—	1,214	—	1,214
Issuance of restricted stock, net	11,734	—	—	—	—	—	—	—	—	—
Exercise of stock options	283	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(204)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	23,211	—	—	—	—	—	—	—	—	—
Dividend paid on common stock ($0.08 per share)	—	—	—	—	—	(1,867)	—	(1,867)	—	(1,867)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(906)	(906)	—	(906)
Balance at June 30, 2023	28,947,171	$289	$285,435	(5,602,154)	$(45,538)	$82,539	$(3,749)	$318,976	$68,788	$387,764

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	28,124,629	$281	$280,038	(2,951,243)	$(24,919)	$30,606	$1,034	$287,040	$68,788	$355,828
Net income	—	—	—	—	—	9,841	—	9,841	1,512	11,353
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	4	594	—	—	—	—	598	—	598
Issuance of restricted stock, net	383,925	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,730)	—	—	—	—	—	—	—	—	—
Exercise of stock options	23,192	—	152	—	—	—	—	152	—	152
Purchase of common stock	—	—	—	(67,660)	(617)	—	—	(617)	—	(617)
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(2,044)	—	(2,044)	—	(2,044)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,717)	(1,717)	—	(1,717)
Balance at March 31, 2022	28,526,016	$285	$280,784	(3,018,903)	$(25,536)	$38,403	$(683)	$293,253	$68,788	$362,041
Net income	—	—	—	—	—	13,300	—	13,300	1,511	14,811
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Stock-based compensation expense	—	—	863	—	—	—	—	863	—	863
Issuance in connection with vesting of restricted stock units	4,944	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(587)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(1,272,150)	(9,974)	—	—	(9,974)	—	(9,974)
Dividend paid on common stock ($0.08 per share)	—	—	—	—	—	(1,971)	—	(1,971)	—	(1,971)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Balance at June 30, 2022	28,530,373	$285	$281,647	(4,291,053)	$(35,510)	$49,732	$(2,101)	$294,053	$68,788	$362,841
The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$32,555	$26,165
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	12,514	10,999
Paid-in-kind interest income	(644)	(347)
Depreciation and amortization	2,538	2,844
Amortization of origination fees, net	4,667	4,670
Increase in deferred and other tax liabilities, net	3,164	5,309
Net change in value of loan collateral in process of foreclosure	4,362	2,487
Net realized loss (gains) on sale of investments	99	(4,108)
Stock-based compensation expense	2,250	1,461
Increase in accrued interest receivable	(732)	(913)
Increase in other assets	(10,989)	(5,470)
Increase in accounts payable and accrued expenses	8,841	8,186
(Decrease) increase in accrued interest payable	(341)	153
Net cash provided by operating activities	58,284	51,436
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(583,669)	(528,139)
Proceeds from principal receipts, sales, and maturities of loans	313,847	270,009
Purchases of investments	(8,224)	(15,809)
Proceeds from principal receipts, sales, and maturities of investments	1,400	9,937
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	11,308	13,766
Net cash used for investing activities	(265,338)	(250,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	513,795	506,158
Repayments of time deposits and funds borrowed	(280,622)	(288,154)
Cash dividends paid on common stock	(3,663)	(3,896)
Distributions to non-controlling interests	(3,024)	(3,023)
Payment of withholding taxes on net settlement of vested stock	(768)	—
Treasury stock repurchased	—	(10,591)
Proceeds from the exercise of stock options	292	152
Net cash provided by financing activities	226,010	200,646
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,956	1,846
Cash and cash equivalents beginning of period (1)	105,598	124,484
Cash and cash equivalents, end of period (1)	$124,554	$126,330
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$25,999	$14,123
Cash paid during the period for income taxes	8,662	3,175
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$10,654	$5,797
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at June 30, 2023, are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. As of June 30, 2023, cash includes $1.3 million of interest-bearing funds deposited in other banks with original terms of 5 to 6 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $11.4 million and $10.3 million at June 30, 2023 and December 31, 2022, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of June 30, 2023, a cumulative impairment of $2.5 million had been recorded with respect to these investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of both June 30, 2023 and December 31, 2022, the fair value of these securities were $1.7 million and are included in other assets on the consolidated balance sheet.

The following table presents the unrealized portion related to the equity securities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net losses recognized during the period on equity securities	$(28)	$(63)	$—	$(154)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(28)	$(63)	$—	$(154)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.1 million at both June 30, 2023 and December 31, 2022, and less than $0.1 million was amortized to interest income for each of the three and six months ended June 30, 2023 and 2022. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed. In accordance with ASC 326, we do not maintain an allowance for credit losses for accrued interest receivable.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which are amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2023 and December 31, 2022, net loan origination costs were $40.4 million and $34.9 million. Net amortization to income for the three and six months ended June 30, 2023 was $2.4 million and $4.3 million and was $2.4 million and $4.5 million for the three and six months ended June 30, 2022.

Interest income is recorded on the accrual basis. Medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio has different characteristics, typified by a larger number of smaller dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Consumer loans are placed on nonaccrual when they become 90 days past due and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $6.2 million at June 30, 2023, or 0.29% of the total loan portfolio, compared to $8.9 million, or 0.47%, at December 31, 2022. Beginning in the first quarter of 2023, the Company began charging off recreation loans at the point when borrowers filed for bankruptcy. This change resulted in approximately $2.5 million of loans being charged off in the six months ended June 30, 2023.

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

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $15.6 million and $19.5 million at June 30, 2023 and December 31, 2022. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of June 30, 2023 and December 31, 2022.

Allowance for Credit Losses

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASC 326, which replaced the incurred loss methodology that delayed recognition until it was probable a loss had been incurred with a lifetime expected loss methodology using "reasonable and supportable" expectations about the future, referred to as the current expected credit loss, or CECL, methodology. For consumer loans, the Company uses historical delinquency and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve-month reasonable and supportable forecast period. For commercial loans, the Company assesses the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit loss. Unlike consumer loans, where loans may have similar performing characteristics, each commercial loan is unique. The Company evaluates each commercial loan for specific impairment with additional allowance for credit losses recognized as necessary. For medallion loans, the Company maintains specific reserves adjusting the carrying amount of loans down to net collateral value. The allowance is evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates, including those based on changes in economic conditions, that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance, and subsequent recoveries are added back to the allowance.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after December 15, 2022 are presented under ASC 326. The transition to the CECL methodology on January 1, 2023 resulted in an increase of $13.7 million to the Company's allowance for credit losses on loans, or ACL, and a net-of-tax cumulative-effect adjustment of $9.9 million to the beginning balance of retained earnings. The CECL methodology transition effects on the allowance for credit losses are shown in the following table:

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

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of June 30, 2023 and December 31, 2022, the Company had goodwill of $150.8 million, all of which related to the Bank. As of June 30, 2023 and December 31, 2022, the Company had intangible assets of $21.3 million and $22.0 million. Amortization expense on the intangible assets for the three and six months ended June 30, 2023 and 2022 was $0.4 million and $0.7 million. Management performed a step 0 analysis in assessing the goodwill and intangibles for impairment at December 31, 2022, concluding that there was no impairment of these assets.

The following table details the intangible assets as of the dates presented:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Brand-related intellectual property	$16,227	$16,775
Home improvement contractor relationships	5,088	5,260
Total intangible assets	$21,315	$22,035

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.1 million for the three and six months ended June 30, 2023 and 2022.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2023 and was $0.7 million and $1.3 million for the three and six months ended June 30, 2022. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $6.8 million and $7.0 million as of June 30, 2023 and December 31, 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Net income available to common stockholders	$14,170	$13,300	$29,531	$23,141
Weighted average common shares outstanding applicable to basic EPS	22,488,463	24,153,015	22,416,089	24,459,870
Effect of restricted stock grants	276,420	184,620	379,924	204,273
Effect of dilutive stock options	43,567	84,232	96,342	86,869
Effect of performance share units	45,477	—	22,739	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	22,853,927	24,421,867	22,915,094	24,751,012
Basic net income per share	$0.63	$0.55	$1.32	$0.95
Diluted net income per share	0.62	0.54	1.29	0.93

Potentially dilutive common shares excluded from the above calculations aggregated 644,478 and 832,895 shares as of June 30, 2023 and 2022.

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

During the six months ended June 30, 2023 and 2022, the Company issued 316,483 and 383,925 restricted shares of stock-based compensation awards, 296,444 and 0 performance stock units and no restricted stock units or shares of other stock-based compensation awards. The Company recognized $1.2 million and $2.2 million, or $0.05 and $0.10 per share, for the three and six months ended June 30, 2023, and $0.9 million and $1.5 million, or $0.04 and $0.06 per diluted common share, for the three and six months ended June 30, 2022, of non-cash stock-based compensation expense related to the grants. As of June 30, 2023, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $5.9 million, which is expected to be recognized over the next 11 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could preclude its ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of June 30, 2023, the Bank’s Tier 1 leverage ratio was 16.0%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-Capitalized	June 30, 2023	December 31, 2022
Common equity tier 1 capital			$267,700	$242,049
Tier 1 capital			336,488	310,837
Total capital			363,589	334,913
Average assets			2,099,762	1,917,904
Risk-weighted assets			2,123,720	1,888,530
Leverage ratio (1)	4.0%	5.0%	16.0%	16.2%
Common equity tier 1 capital ratio (2)	7.0	6.5	12.6	12.8
Tier 1 capital ratio (3)	8.5	8.0	15.8	16.5
Total capital ratio (3)	10.5	10.0	17.1	17.7
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

In the table above, the minimum risk-based ratios as of June 30, 2023 and December 31, 2022 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both June 30, 2023 and December 31, 2022.

Recently Issued and Adopted Accounting Standards

On January 1, 2023, the Company adopted ASC 326. Please refer to Allowance for Credit Losses, within this footnote, for the impact of adopting this standard.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures, or Topic 323: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The main objective of this new standard is to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. The Company is assessing the impact of the update on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of June 30, 2023 and December 31, 2022:

June 30, 2023 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$46,195	$—	$(5,187)	$41,008
State and municipalities	13,862	—	(1,178)	12,684
Total	$60,057	$—	$(6,365)	$53,692

December 31, 2022 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$43,286	$—	$(4,933)	$38,353
State and municipalities	11,015	13	(889)	10,139
Total	$54,301	$13	$(5,822)	$48,492

The amortized cost and estimated market value of investment securities at June 30, 2023 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2023 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	9,478	9,035
Due after five years through ten years	9,417	8,240
Due after ten years	41,162	36,417
Total	$60,057	$53,692

The following tables show information pertaining to securities with gross unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
June 30, 2023 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(90)	$6,057	$(5,097)	$34,951
State and municipalities	(87)	4,957	(1,091)	7,723
Total	$(177)	$11,014	$(6,188)	$42,674

	Less than Twelve Months		Twelve Months and Over
December 31, 2022 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(731)	$12,321	$(4,202)	$26,023
State and municipalities	(286)	4,628	(603)	3,502
Total	$(1,017)	$16,949	$(4,805)	$29,525

As of June 30, 2023 and December 31, 2022, the Company had 62 and 57 securities with unrealized losses that have not been recognized in income. The investments are mortgage-backed securities and similar instruments with lower risk characteristics. The decline in value was due to the rapid increase in market rates during 2022 and 2023, not the underlying asset credit performance. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on our assessment, no material impairments for credit losses were recognized during the period. We presently do not intend to sell our investment securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$1,331,114	62%	$1,183,512	62%
Home improvement	728,468	34	626,399	33
Commercial	92,637	4	92,899	5
Medallion	3,448	*	13,571	1
Strategic partnership	1,331	*	572	*
Total gross loans	2,156,998	100%	1,916,953	100%
Allowance for credit losses	(74,971)		(63,845)
Total net loans	$2,082,027		$1,853,108

(*) Less than 1%.

The following tables show the activity of the gross loans for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2023	$1,213,380	$669,642	$95,329	$4,059	$1,770	$1,984,180
Loan originations	190,007	117,035	4,750	1,300	33,174	346,266
Principal payments, sales, maturities, and recoveries	(63,463)	(55,350)	(6,922)	(1,531)	(33,613)	(160,879)
Charge-offs	(9,166)	(2,575)	(900)	(221)	—	(12,862)
Transfer to loan collateral in process of foreclosure, net	(3,991)	—	—	(159)	—	(4,150)
Amortization of origination costs	(3,159)	665	—	—	—	(2,494)
FASB origination costs, net	7,506	(949)	—	—	—	6,557
Paid-in-kind interest	—	—	380	—	—	380
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998

Six Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	291,688	212,016	7,750	1,923	60,180	573,557
Principal payments, sales, maturities, and recoveries	(119,680)	(105,205)	(7,756)	(5,926)	(59,421)	(297,988)
Charge-offs	(21,756)	(4,489)	(900)	(3,814)	—	(30,959)
Transfer to loan collateral in process of foreclosure, net	(8,348)	—	—	(2,306)	—	(10,654)
Amortization of origination costs	(5,918)	1,251	—	—	—	(4,667)
FASB origination costs, net	11,616	(1,504)	—	—	—	10,112
Paid-in-kind interest	—	—	644	—	—	644
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998

Three Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2022	$1,004,091	$473,408	$77,867	$13,849	$226	$1,569,441
Loan originations	170,207	105,172	19,272	472	9,830	304,953
Principal payments, sales, maturities, and recoveries	(73,114)	(51,006)	(386)	(30)	(9,463)	(133,999)
Charge-offs	(5,074)	(1,108)	—	—	—	(6,182)
Transfer to loan collateral in process of foreclosure, net	(2,618)	—	—	(139)	—	(2,757)
Amortization of origination costs	(2,931)	380	—	—	—	(2,551)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	6,169	(478)	—	—	—	5,691
Paid-in-kind interest	—	—	175	—	—	175
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621

Six Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	284,613	194,992	23,672	564	14,839	518,680
Principal payments, sales, maturities, and recoveries	(138,230)	(103,170)	(2,203)	(115)	(14,336)	(258,054)
Charge-offs	(10,141)	(2,168)	(1,584)	(75)	—	(13,968)
Transfer to loan collateral in process of foreclosure, net	(5,529)	—	—	(268)	—	(5,797)
Amortization of origination costs	(5,370)	700	—	—	—	(4,670)
Amortization of loan premium	(120)	(180)	—	—	—	(300)
FASB origination costs, net	10,127	(668)	—	—	—	9,459
Paid-in-kind interest	—	—	347	—	—	347
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621

The following table sets forth the activity in the allowance for credit losses for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Allowance for credit losses – beginning balance (1)	$70,280	$50,686	$63,845	$50,166
CECL transition amount upon ASU 2016-13 adoption	—	—	13,712	—
Charge-offs
Recreation	(9,166)	(5,074)	(21,756)	(10,141)
Home improvement	(2,575)	(1,108)	(4,489)	(2,168)
Commercial	(900)	—	(900)	(1,584)
Medallion	(221)	—	(3,814)	(75)
Total charge-offs	(12,862)	(6,182)	(30,959)	(13,968)
Recoveries
Recreation	3,282	3,615	6,053	7,125
Home improvement	627	585	1,259	1,144
Commercial	—	13	10	47
Medallion	5,168	2,676	8,537	3,639
Total recoveries	9,077	6,889	15,859	11,955
Net recoveries (charge-offs) (2)	(3,785)	707	(15,100)	(2,013)
Provision (benefit) for credit losses	8,476	7,759	12,514	10,999
Allowance for credit losses – ending balance (3)	$74,971	$59,152	$74,971	$59,152
(1)
Represents allowance prior to the adoption of ASU 2016-13.
(2)
As of June 30, 2023, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion loan portfolio were $231.4 million, some of which may represent collection opportunities for the Company.
(3)
As of June 30, 2023 and June 30, 2022, there were no allowance for credit losses and net charge-offs related to the strategic partnership loans.

With the adoption of ASC 326, the Company also adopted ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures. Under this standard, the Company is required to disclose current period gross write-offs, by year of origination, for financing receivables.

The following table sets forth the gross charge-offs for the three months ended June 30, 2023, by the year of origination:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$44	$3,568	$2,344	$785	$918	$1,507	$9,166
Home improvement	39	1,548	473	158	91	266	2,575
Commercial	—	—	—	—	900	—	900
Medallion	—	—	—	—	—	221	221
Total	$83	$5,116	$2,817	$943	$1,909	$1,994	$12,862

The following table sets forth the gross charge-offs for the six months ended June 30, 2023, by the year of origination:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$44	$7,176	$5,414	$2,456	$2,472	$4,194	$21,756
Home improvement	39	2,452	1,101	301	222	374	4,489
Commercial	—	—	—	—	900	—	900
Medallion	—	—	—	—	—	3,814	3,814
Total	$83	$9,628	$6,515	$2,757	$3,594	$8,382	$30,959

The following tables set forth the allowance for credit losses by type as of June 30, 2023 and December 31, 2022.

June 30, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$54,187	72%	4.07%	335.63%
Home improvement	16,447	22	2.26	101.87
Commercial	2,518	3	2.72	15.60
Medallion	1,819	3	52.76	11.27
Total	$74,971	100%	3.48%	464.36%

December 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$41,966	66%	3.55%	130.60%
Home improvement	11,340	18	1.81	35.29
Commercial	1,049	1	1.13	3.26
Medallion	9,490	15	69.93	29.53
Total	$63,845	100%	3.33%	198.69%

The following table presents total nonaccrual loans and foregone interest. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Total nonaccrual loans	$16,145	$32,133
Interest foregone quarter to date	237	231
Amount of foregone interest applied to principal in the quarter	63	94
Interest foregone year to date	507	1,267
Amount of foregone interest applied to principal for the year	133	375
Interest foregone life-to-date	1,655	2,419
Amount of foregone interest applied to principal life-to-date	789	1,204
Percentage of nonaccrual loans to gross loan portfolio	0.7%	1.7%
Percentage of allowance for credit losses to nonaccrual loans	464.4%	198.7%

The following tables present the performance status of loans as of June 30, 2023 and December 31, 2022.

June 30, 2023 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,325,745	$5,369	$1,331,114	0.40%
Home improvement	727,332	1,136	728,468	0.16
Commercial	86,445	6,192	92,637	6.68
Medallion	—	3,448	3,448	100.00
Strategic partnership	1,331	—	1,331	—
Total	$2,140,853	$16,145	$2,156,998	0.75%

December 31, 2022 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,173,846	$9,666	$1,183,512	0.82%
Home improvement	625,820	579	626,399	0.09
Commercial	84,165	8,734	92,899	9.40
Medallion	—	13,571	13,571	100.00
Strategic partnership	572	—	572	—
Total	$1,884,403	$32,550	$1,916,953	1.70%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of June 30, 2023 and December 31, 2022, all of which had an allowance recorded against the principal balance.

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$5,369	$5,369	$219	$9,666	$9,666	$343
Home improvement	1,136	1,136	26	579	579	10
Commercial	6,192	6,301	472	8,734	8,823	963
Medallion	3,448	4,128	1,819	13,571	14,686	9,490
Total nonperforming loans with an allowance	$16,145	$16,934	$2,536	$32,550	$33,754	$10,806

	Three Months Ended June 30,
	2023		2022
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$5,230	$7	$5,197	$119
Home improvement	1,138	1	396	—
Commercial	5,652	—	13,577	—
Medallion	4,686	—	16,095	—
Total nonperforming loans with an allowance	$16,706	$8	$35,265	$119

	Six Months Ended June 30,
	2023		2022
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$5,208	$9	$5,265	$223
Home improvement	1,129	1	388	—
Commercial	5,644	—	13,561	—
Medallion	4,908	—	16,798	—
Total nonperforming loans with an allowance	$16,889	$10	$36,012	$223

The following tables show the aging of all loans as of June 30, 2023 and December 31, 2022.

June 30, 2023	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$28,438	$9,464	$4,978	$42,880	$1,245,120	$1,288,000	$—
Home improvement	2,505	1,657	1,138	5,300	725,899	731,199	—
Commercial	—	—	74	74	93,894	93,968	—
Medallion	—	—	—	—	3,448	3,448	—
Strategic partnership	—	—	—	—	1,331	1,331	—
Total	$30,943	$11,121	$6,190	$48,254	$2,069,692	$2,117,946	$—
(1)
Excludes $40.4 million of capitalized loan origination costs.

December 31, 2022	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$31,781	$11,877	$7,365	$51,023	$1,095,072	$1,146,095	$—
Home improvement	3,266	1,256	579	5,101	623,776	628,877	—
Commercial	—	—	74	74	93,396	93,470	—
Medallion	142	393	885	1,420	12,151	13,571	—
Strategic partnership	—	—	—	—	572	572	—
Total	$35,189	$13,526	$8,903	$57,618	$1,824,967	$1,882,585	$—
(1)
Excludes $34.9 million of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the medallion loans was approximately 196% and 339% as of June 30, 2023 and December 31, 2022.

Under ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," concurrent with the elimination of troubled debt restructuring, or TDR, disclosures, the Company must disclose loans to borrowers experiencing financial difficulty that were modified during the reporting period. The Company did not have any such loan modifications on January 1, 2023 or during the six months ended June 30, 2023.

The following table shows the TDRs that the Company entered into during the three and six months ended June 30, 2022.

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

The following tables show the activity of loan collateral in process of foreclosure, which relate only to the recreation and medallion loans, for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2023	$1,461	$19,006	$20,467
Transfer from loans, net	3,991	159	4,150
Sales	(2,583)	(553)	(3,136)
Cash payments received	(128)	(2,517)	(2,645)
Collateral valuation adjustments	(2,012)	(21)	(2,033)
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803

Six Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	8,348	2,306	10,654
Sales	(4,778)	(568)	(5,346)
Cash payments received	(128)	(5,834)	(5,962)
Collateral valuation adjustments	(4,089)	(273)	(4,362)
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803

Three Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2022	$1,369	$32,465	$33,834
Transfer from loans, net	2,618	139	2,757
Sales	(2,146)	(1,999)	(4,145)
Cash payments received	—	(4,381)	(4,381)
Collateral valuation adjustments	(963)	(128)	(1,091)
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974

Six Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	5,529	268	5,797
Sales	(4,398)	(2,115)	(6,513)
Cash payments received	—	(7,253)	(7,253)
Collateral valuation adjustments	(1,973)	(514)	(2,487)
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974

As of June 30, 2023, medallion loans in the process of foreclosure included 435 medallions in the New York City market, 251 medallions in the Chicago market, 46 medallions in the Newark market, and 34 medallions in other markets.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending June 30,
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	June 30, 2023 (1)	December 31, 2022(1)	Interest Rate (2)
Deposits (3)	$678,737	$563,203	$281,895	$198,331	$93,777	$—	$1,815,943	$1,609,672	2.70%
Federal reserve discount window	28,000	—	—	—	—	—	28,000	—	5.25
Privately placed notes	36,000	—	31,250	—	53,750	—	121,000	121,000	7.66
SBA debentures and borrowings	3,880	12,500	15,500	4,500	—	30,500	66,880	68,512	3.13
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.62
Total	$746,617	$575,703	$328,645	$202,831	$147,527	$63,500	$2,064,823	$1,832,184	3.12%
(1)
Excludes deferred financing costs of $6.8 million and $7.0 million as of June 30, 2023 and December 31, 2022.
(2)
Weighted average contractual rate as of June 30, 2023.
(3)
Balance excludes $1.5 million and $1.3 million of strategic partner reserve deposits as of June 30, 2023 and December 31, 2022.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. In October 2020, the Bank began to originate time deposits through internet listing services. These deposits are from other financial institutions and, as of June 30, 2023 and December 31, 2022, the Bank had $12.3 million and $12.4 million in listing service deposit balances. In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of June 30, 2023, the Bank had $23.9 million in retail savings deposit balances. The following table presents the maturity of the deposit pools, which includes strategic partner reserve deposits, as of June 30, 2023.

(Dollars in thousands)	June 30, 2023
Three months or less	$162,219
Over three months through six months	186,757
Over six months through one year	329,761
Over one year	1,138,754
Total deposits	$1,817,491

(B) FEDERAL RESERVE DISCOUNT WINDOW

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of June 30, 2023, the Bank had $38.9 million in investment securities pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is 100% of fair value, for a total of $38.7 million in secured borrowing capacity, of which $28.0 million was utilized as of June 30, 2023.

(C) PRIVATELY PLACED NOTES

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

In March 2019, the Company completed a private placement to certain institutional investors of $30.0 million aggregate principal amount of 8.25% unsecured senior notes due March 2024, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, including repaying certain borrowings under its notes payable to banks at a discount which led to a gain of $4.1 million in 2019. In August 2019, an additional $6.0 million principal amount of such notes was issued to certain institutional investors.

(D) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four-and-a-half year term and a 1% fee, which fee was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33.5 million in principal into a new loan by the SBA to FSVC in the principal amount of $34.0 million, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34.0 million. The SBA Loan bears interest at a rate of 3.25% and all remaining unpaid principal and interest are due on April 30, 2024, the maturity date. As of June 30, 2023, $66.9 million was outstanding, including $1.4 million under the SBA Note.

(E) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Prior to the cessation of LIBOR on June 30, 2023, the notes bore a variable rate of interest of 90-day LIBOR plus 2.13%. With the cessation of LIBOR, interest is calculated using the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the preferred securities were repurchased from a third-party investor. As of June 30, 2023, $33.0 million was outstanding on the preferred securities.

(F) COVENANT COMPLIANCE

From time to time the Company may enter into debt agreements which may contain restrictions that require the Company and its subsidiaries to maintain certain financial ratios and minimum net worth. As of June 30, 2023, the Company did not have any borrowing agreements that contained any such restrictions.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2030 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease costs	$597	$590	$1,195	$1,179
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	603	435	1,226	1,080
Right-of-use asset obtained in exchange for lease liability	(56)	(40)	(111)	(85)

The following table presents the breakout of the operating leases as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$9,001	$9,723
Other current liabilities	2,188	2,239
Operating lease liabilities	7,629	8,408
Total operating lease liabilities	9,817	10,647
Weighted average remaining lease term	5.1 years	5.5 years
Weighted average discount rate	5.59%	5.66%

At June 30, 2023, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2023	$1,250
2024	2,508
2025	2,492
2026	2,440
2027	1,212
Thereafter	1,290
Total lease payments	11,192
Less imputed interest	1,375
Total operating lease liabilities	$9,817

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

The following table sets forth the significant components of the Company's deferred and other tax assets and liabilities as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Goodwill and other intangibles	$(43,215)	$(43,397)
Provision for credit losses	10,913	9,945
Net operating loss carryforwards (1)	3,730	3,730
Accrued expenses, compensation, and other assets	3,601	3,819
Unrealized gains on other investments	426	1,445
Total deferred tax liability	(24,545)	(24,458)
Valuation allowance	(2,295)	(2,295)
Deferred tax liability, net	$(26,840)	$(26,753)
(1)
As of June 30, 2023, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $1.4 million as of June 30, 2023.

The following table shows the components of the Company's tax provision for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Current
Federal	$3,873	$984	$6,456	$1,488
State	1,175	447	1,964	769
Deferred
Federal	204	2,378	2,450	5,598
State	220	1,047	984	1,832
Net provision for income taxes	$5,472	$4,856	$11,854	$9,687

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Statutory Federal income tax provision at 21%	$4,442	$4,130	$9,326	$7,529
State and local income taxes, net of federal income tax	869	808	1,824	1,473
Non-deductible expenses	19	362	1,076	1,075
Other	142	(444)	(372)	(390)
Total income tax provision	$5,472	$4,856	$11,854	$9,687

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of June 30, 2023.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2019 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 2,408,252 remained issuable as of June 30, 2023. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan, or the 2015 Director Plan, on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock were issuable under the 2015 Director Plan, and 258,334 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company granted options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who were elected to serve less than a full term. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. Options granted under the 2015 Director Plan are vested annually, as defined in the 2015 Director Plan. The term of the options could not exceed ten years.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan, or the Amended Director Plan, on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock were issuable under the Amended Director Plan. No additional shares are available for issuance under the Amended Director Plan. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company would grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who were elected to serve less than a full term. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. Options granted under the Amended Director Plan are vested annually, as defined in the Amended Director Plan. The term of the options could not exceed ten years.

Additional shares are only available for future issuance under the 2018 Plan. At June 30, 2023, 983,986 options on the Company’s common stock were outstanding under the Company’s plans, of which 721,726 options were vested. Additionally, as of June 30, 2023, there were 917,734 unvested restricted shares, 296,444 performance share units, no unvested restricted stock units, and 157,447 vested restricted stock units under the 2018 Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the six months ended June 30, 2023 and 2022. The following assumption categories are used to determine the value of any option grants.

During 2023, the Company’s Compensation Committee of the Board of Directors began granting performance stock units, or PSUs, to certain officers and employees of the Company. Granted PSUs are subject to specified performance criteria for a particular performance period. The number of PSUs that vest can range from zero to 200% of the grant amount. In addition, dividends that accrue during the vesting period are reinvested in dividend equivalent PSUs. PSUs and the related dividend equivalent PSUs are converted into shares of common stock after vesting. Once the PSUs and dividend equivalent PSUs have vested, shares of common stock are delivered.

The following table presents the activity for the stock option programs for the 2023 first and second quarters and the 2022 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,111,687	$2.14-12.55	$6.41
Granted	—	—	—
Cancelled	(26,093)	4.89 - 12.55	7.08
Exercised	(23,745)	4.89 - 7.25	6.51
Outstanding at December 31, 2022	1,061,849	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(25,194)	4.89 - 9.38	6.97
Exercised (1)	(44,583)	4.89 - 7.25	6.55
Outstanding at March 31, 2023	992,072	$2.14 - 9.38	$6.53
Granted	—	—	—
Cancelled	(7,803)	4.89 - 7.25	6.31
Exercised (1)	(283)	4.89	4.89
Outstanding at June 30, 2023 (2)	983,986	$2.14 - 9.38	$6.50
Options vested at:
December 31, 2022	548,426	$2.14 - 9.38	$6.51
June 30, 2023	721,726	$2.14 - 9.38	$6.50
(1)
The aggregate intrinsic value of exercised options, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was less than $0.1 million for the three and six months ended June 30, 2023 and was $0.1 million for the year ended December 31, 2022.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at June 30, 2023 and the related exercise price of the underlying options, was $1.4 million for outstanding options and $1.0 million for vested options as of June 30, 2023. The remaining contractual life was 6.6 years for outstanding options and 6.4 years for vested options at June 30, 2023.

The following table presents the activity for the unvested options outstanding under the plans described above for the 2023 first and second quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2022	513,423	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(2,951)	4.89 - 7.25	5.53
Vested	(248,212)	4.89 - 7.25	6.55
Outstanding at March 31, 2023	262,260	$4.89 - 7.25	$6.49
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at June 30, 2023	262,260	$4.89 - 7.25	$6.49

The intrinsic value of the options vested was $0.4 million for the three and six months ended June 30, 2023.

The following table presents the activity for the restricted stock programs for the 2023 first and second quarter and the 2022 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2021	493,326	$4.89 - 7.25	$6.87
Granted	522,475	6.86 -7.68	7.46
Cancelled	(29,373)	4.89 - 8.40	7.32
Vested (1)	(129,140)	4.89 - 7.25	6.53
Outstanding at December 31, 2022	857,288	$4.89 - 7.25	$7.27
Granted	304,749	8.08	8.08
Cancelled	(9,843)	4.89 - 8.40	7.18
Vested	(245,990)	4.89 - 7.68	7.12
Outstanding at March 31, 2023	906,204	$4.89 - 8.40	$7.58
Granted	11,734	7.67	7.67
Cancelled	(204)	6.86	6.86
Vested (1)	—	—	—
Outstanding at June 30, 2023 (2)	917,734	$4.89 - 8.40	$7.59
(1)
The aggregate fair value of the restricted stock vested was $2.1 million for the six months ended June 30, 2023 and was $1.0 million for the year ended December 31, 2022.
(2)
The aggregate fair value of the restricted stock was $7.3 million as of June 30, 2023. The remaining vesting period was 2.6 years at June 30, 2023.

During the three and six months ended June 30, 2023, the Company did not grant any restricted stock units, or RSUs, and during the year ended December 31, 2022, granted 129,638 RSUs with a vesting date of June 14, 2023 and a grant price of $6.75. For the RSUs granted in 2022, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of June 30, 2023, there were 157,447 RSUs outstanding, all of which had previously vested.

During the three and six months ended June 30, 2023, the Company granted 296,444 PSUs at a grant price of $6.08. The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date, or are forfeited if the performance conditions are not met.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and medallion. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The highest concentrations of recreation loans are in Texas and Florida at 15% and 10% of loans outstanding and with no other states over 10% as of June 30, 2023. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs and boats make up 59% and 19% of the segment portfolio, with no other product lines exceeding 10%, as of June 30, 2023. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 41%, 19%, and 13% of total home improvement loans outstanding, and with no other product lines exceeding 10% as of June 30, 2023. The highest concentrations of home improvement loans are in Texas and Florida at 10% and 10% of loans outstanding and with no other states over 10% as of June 30, 2023. The commercial lending segment focuses on enterprise-wide industries, including manufacturing services, and various other industries, with California, Minnesota, Illinois, and Texas each having 23%, 15%, 12%, and 11% of the segment portfolio, and no other states having a concentration greater than 10%. The commercial lending business has concentrations in manufacturing, wholesale trade, construction, and administrative and support services making up 48%, 13%, 12%, and 11%, of the loans outstanding as of June 30, 2023, with no other product lines exceeding 10%. The medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of June 30, 2023.

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

The following table presents segment data as of and for the three and six months ended June 30, 2023.

Three Months Ended June 30, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$41,109	$15,292	$2,814	$787	$1,724	$61,726
Total interest expense	7,580	4,194	852	46	2,363	15,035
Net interest income (loss)	33,529	11,098	1,962	741	(639)	46,691
Provision (benefit) for credit losses	10,135	3,739	(113)	(5,311)	26	8,476
Net interest income (loss) after loss provision	23,394	7,359	2,075	6,052	(665)	38,215
Other income (expense), net	(8,444)	(4,386)	(804)	561	(3,988)	(17,061)
Net income (loss) before taxes	14,950	2,973	1,271	6,613	(4,653)	21,154
Income tax (provision) benefit	(3,867)	(769)	(329)	(1,713)	1,206	(5,472)
Net income (loss) after taxes	$11,083	$2,204	$942	$4,900	$(3,447)	$15,682
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$14,170
Balance Sheet Data
Total loans	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998
Total assets	1,294,925	718,383	99,713	18,724	387,392	2,519,137
Total funds borrowed	1,062,309	589,335	81,801	15,360	317,802	2,066,607
Selected Financial Ratios
Return on average assets	3.59%	1.28%	3.76%	100.63%	(3.69)%	2.60%
Return on average equity	22.94	8.19	23.97	641.63	(22.83)	16.52
Return on average stockholders' equity	*	*	*	*	*	18.24
Interest yield	13.03	8.79	11.87	83.55	N/A	11.59
Net interest margin, gross	10.63	6.38	8.28	78.67	N/A	8.48
Net interest margin, net of allowance	11.08	6.53	8.54	166.23	N/A	8.77
Reserve coverage	4.07	2.26	2.72	52.76	N/A	3.48
Delinquency status (1)	0.39	0.16	0.08	—	N/A	0.29
Charge-off ratio (2)	1.86	1.12	3.80	(525.21)	N/A	0.74
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

Six Months Ended June 30, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$79,008	$28,941	$5,515	$1,097	$3,007	$117,568
Total interest expense	13,484	7,473	1,661	113	4,544	27,275
Net interest income (loss)	65,524	21,468	3,854	984	(1,537)	90,293
Provision (benefit) for credit losses	17,886	6,820	214	(12,395)	(11)	12,514
Net interest income (loss) after loss provision	47,638	14,648	3,640	13,379	(1,526)	77,779
Other income (expense), net	(16,247)	(8,379)	(953)	153	(7,944)	(33,370)
Net income (loss) before taxes	31,391	6,269	2,687	13,532	(9,470)	44,409
Income tax (provision) benefit	(8,380)	(1,674)	(718)	(3,612)	2,530	(11,854)
Net income (loss) after taxes	$23,011	$4,595	$1,969	$9,920	$(6,940)	$32,555
Income attributable to the non-controlling interest						3,024
Total net income attributable to Medallion Financial Corp.						$29,531
Balance Sheet Data
Total loans	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998
Total assets	1,294,925	718,383	99,713	18,724	387,392	2,519,137
Total funds borrowed	1,062,309	589,335	81,801	15,360	317,802	2,066,607
Selected Financial Ratios
Return on average assets	3.84%	1.39%	3.94%	94.20%	(3.70)%	2.79%
Return on average equity	24.13	8.76	24.74	590.25	(23.24)	17.49
Return on average stockholders' equity	*	*	*	*	*	19.45
Interest yield	12.93	8.66	11.71	28.80	N/A	11.01
Net interest margin, gross	10.72	6.43	8.18	25.84	N/A	8.45
Net interest margin, net of allowance	11.18	6.57	8.43	73.52	N/A	8.75
Reserve coverage	4.07	2.26	2.72	52.76	N/A	3.48
Delinquency status(1)	0.39	0.16	0.08	—	N/A	0.29
Charge-off ratio(2)	2.57	0.97	1.89	(124.01)	N/A	1.51
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the three and six months ended June 30, 2022.

Three Months Ended June 30, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$33,514	$10,587	$2,278	$231	$501	$47,111
Total interest expense	4,096	1,626	785	140	1,583	8,230
Net interest income (loss)	29,418	8,961	1,493	91	(1,082)	38,881
Provision (benefit) for credit losses	6,674	1,697	1,879	(2,272)	(219)	7,759
Net interest income (loss) after loss provision	22,744	7,264	(386)	2,363	(863)	31,122
Other expense, net	(7,551)	(3,210)	3,263	(357)	(3,600)	(11,455)
Net income (loss) before taxes	15,193	4,054	2,877	2,006	(4,463)	19,667
Income tax (provision) benefit	(3,567)	(975)	(816)	(540)	1,042	(4,856)
Net income (loss) after taxes	$11,626	$3,079	$2,061	$1,466	$(3,421)	$14,811
Income attributable to the non-controlling interest						1,511
Total net income attributable to Medallion Financial Corp.						$13,300
Balance Sheet Data
Total loans	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621
Total assets	1,072,356	521,931	103,643	31,258	382,943	2,112,131
Total funds borrowed	861,083	419,102	83,224	25,100	307,496	1,696,005
Selected Financial Ratios
Return on average assets	4.53%	2.49%	8.70%	17.04%	(3.56)%	2.93%
Return on average equity	25.52	14.03	49.03	95.46	(20.01)	16.33
Return on average stockholders' equity	*	*	*	*	*	18.11
Interest yield	12.83	8.51	10.41	6.66	N/A	10.64
Net interest margin, gross	11.26	7.20	6.82	2.62	N/A	8.78
Net interest margin, net of allowance	11.65	7.33	6.93	7.88	N/A	9.07
Reserve coverage	3.44	1.75	2.81	66.61	N/A	3.41
Delinquency status (1)	0.36	0.07	0.08	—	N/A	0.25
Charge-off ratio (2)	0.56	0.42	(0.06)	(77.17)	N/A	(0.17)
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

Six Months Ended June 30, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$64,650	$20,288	$4,208	$377	$891	$90,414
Total interest expense	7,697	2,967	1,507	293	3,141	15,605
Net interest income (loss)	56,953	17,321	2,701	84	(2,250)	74,809
Provision (benefit) for credit losses	8,354	2,902	3,134	(3,544)	153	10,999
Net interest income (loss) after loss provision	48,599	14,419	(433)	3,628	(2,403)	63,810
Other expense, net	(14,371)	(6,106)	1,932	(1,566)	(7,847)	(27,958)
Net income (loss) before taxes	34,228	8,313	1,499	2,062	(10,250)	35,852
Income tax (provision) benefit	(9,248)	(2,246)	(405)	(557)	2,769	(9,687)
Net income (loss) after taxes	$24,980	$6,067	$1,094	$1,505	$(7,481)	$26,165
Income attributable to the non-controlling interest						3,024
Total net income attributable to Medallion Financial Corp.						$23,141
Balance Sheet Data
Total loans	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621
Total assets	1,072,356	521,931	103,643	31,258	382,943	2,112,131
Total funds borrowed	861,083	419,102	83,224	25,100	307,496	1,696,005
Selected Financial Ratios
Return on average assets	5.04%	2.56%	2.41%	5.85%	(4.24)%	2.68%
Return on average equity	27.27	13.87	12.20	30.73	(24.86)	14.57
Return on average stockholders' equity	*	*	*	*	*	15.93
Interest yield	12.85	8.57	10.13	5.47	N/A	10.68
Net interest margin, gross	11.32	7.32	6.50	1.22	N/A	8.84
Net interest margin, net of allowance	11.71	7.45	6.60	3.61	N/A	9.15
Reserve coverage	3.44	1.75	2.81	66.61	N/A	3.41
Delinquency status(1)	0.36	0.07	0.08	—	N/A	0.25
Charge-off ratio(2)	0.60	0.43	3.70	(51.66)	N/A	0.26
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers, including Mr. Alvin Murstein and Mr. Andrew Murstein, for either a one-, two-, three-, four-, or five-year term. Typically, the contracts with a one- or two-year term will renew for new one- or two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one or two-year term (as applicable); however, in addition to Mr. Andrew Murstein's employment agreement, as further described below, there is currently one agreement that renews after two years for additional one-year terms and one agreement with a three-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

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

As of June 30, 2023, employment agreements expire at various dates through 2027, with future minimum payments under these agreements of approximately $11.8 million.

(B) OTHER COMMITMENTS

As of June 30, 2023, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors, serves as the Company’s Senior Vice President at a salary of $250,950 per year, an increase from $239,000 per year in 2022. Mr. Rudnick received an annual cash bonus of $85,000 and $75,000 as well as an equity bonus in the amount of $50,000 and $45,019, during the six months ended June 30, 2023 and 2022.

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

(f) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2023 and December 31, 2022, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$124,554	$124,554	$105,598	$105,598
Equity investments	11,404	11,404	10,293	10,293
Investment securities	53,692	53,692	48,492	48,492
Loans receivable	2,082,027	2,082,027	1,853,108	1,853,108
Accrued interest receivable (2)	13,345	13,345	12,613	12,613
Equity securities (3)	1,724	1,724	1,724	1,724
Financial liabilities
Funds borrowed	2,066,607	2,066,607	1,833,484	1,833,484
Accrued interest payable (2)	4,449	4,449	4,790	4,790
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million in interest bearing deposits categorized as level 2 as of June 30, 2023 and $1.3 million as of December 31, 2022. See Note 13.
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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

June 30, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	53,692	—	53,692
Equity securities	1,724	—	—	1,724
Total (1)	$1,724	$54,942	$—	$56,666
(1)
Total unrealized losses of $0.9 million and $0.4 million, net of tax, was included in other comprehensive income for the three and six months ended June 30, 2023 related to these assets.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022.

June 30, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$11,404	$11,404
Impaired loans	—	—	16,145	16,145
Loan collateral in process of foreclosure	—	—	16,803	16,803
Total	$—	$—	$44,352	$44,352

December 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,293	$10,293
Impaired loans	—	—	32,133	32,133
Loan collateral in process of foreclosure	—	—	21,819	21,819
Total	$—	$—	$64,245	$64,245

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of June 30, 2023 and December 31, 2022.

(Dollars in thousands except per share amounts)	Fair Value at June 30, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$11,131	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	16,145	Market approach	Historical and actual loss experience	0.00% - 7.59%
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	16,803	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$0.5 - $43.2
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

(14) MEDALLION BANK PREFERRED STOCK (Non-controlling interest)

On December 17, 2019, the Bank closed an initial public offering of 1,840,000 shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, with a $46.0 million aggregate liquidation amount, yielding net proceeds of $42.5 million, which were recorded in the Bank’s shareholders’ equity. Dividends are payable quarterly from the date of issuance to, but excluding April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to a benchmark rate (which is based on the Secured Overnight Financing Rate, or SOFR, and is expected to be three-month Term SOFR) plus a spread of 6.46% per annum.

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

(15) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to June 30, 2023 through the date of financial statement issuance for potential recognition or disclosure. As of such date, there was one subsequent event that required disclosure.

On July 10, 2023, MCI accepted a commitment from the SBA for $20.0 million in debenture financing with a ten-year term. MCI can draw funds under the commitment, in whole or in part, until September 30, 2027. In connection with the commitment, MCI paid the SBA a leverage fee of $0.2 million, with the remaining $0.4 million of the fee to be paid pro rata as MCI draws under the commitment. Of the commitment, $4.8 million is currently drawable, and the balance of $15.2 million is drawable upon the infusion of $7.6 million of capital from either the capitalization of retained earnings or a capital infusion into MCI from the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and six months ended June 30, 2023 and the year ended December 31, 2022. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary, that originates consumer loans for the purchase of recreational vehicles, boats, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of June 30, 2023, our consumer loans represented 96% of our gross loan portfolio, and commercial loans represented 4%. Total assets were $2.5 billion and $2.3 billion as of June 30, 2023 and December 31, 2022, respectively.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, including bank certificates of deposit issued to customers, debentures issued to and guaranteed by the SBA, privately placed notes, and preferred securities. Net interest income fluctuates with changes in the yield on our loan portfolios and changes in the cost of borrowed funds, as well as changes in the amount of interest-earning assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities. We continue to monitor global supply chain disruptions, gas prices, labor shortages, unemployment, and other factors contributing to U.S. inflation, as well as other factors which contribute to competition and changes in the demand for our loan products.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At June 30, 2023, we identified our policies for the allowance for credit losses, goodwill and intangible assets, and deferred taxes, to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2022, and there have been no material changes in such policies and estimates since the date of such report.

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

We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after December 15, 2022 are presented under ASC 326. The transition to the CECL methodology on January 1, 2023 resulted in an increase of $13.7 million to our allowance for credit losses on loans (“ACL”) and a net-of-tax cumulative-effect adjustment of $9.9 million to the beginning balance of retained earnings. The CECL methodology transition effects on the allowance for credit losses are shown in the following table:

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

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures, or Topic 323: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The main objective of this new standard is to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. We are assessing the impact of the update on the accompanying financial statements.

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

COVID-19

For our medallion portfolio, in response to the COVID-19 pandemic, we determined that anticipated payment activity on our medallion portfolio was impossible to quantify, and therefore all medallion loans were deemed impaired, placed on nonaccrual status, and written down to each market’s net collateral value in 2020. We continue to monitor our medallion portfolio and related assets, which may result in additional write-downs, charge-offs or impairments.

The potential future effects of COVID-19, or any new potential variants, on our loan portfolios and businesses remain uncertain, and we could suffer losses on our loan portfolios as a result of the effects on the ability of our borrowers to repay their loans as well as the demand for our loans.

AVERAGE BALANCES AND RATES

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$21,731	$171	3.16%	$4,278	$7	0.66%
Federal funds sold	70,924	925	5.23	74,285	81	0.44
Investment securities	52,178	416	3.20	47,705	281	2.36
Loans
Recreation	1,265,664	41,109	13.03	1,047,913	33,517	12.83
Home improvement	698,185	15,292	8.79	499,224	10,587	8.51
Commercial	95,070	2,920	12.32	87,766	2,379	10.87
Medallion	3,778	787	83.55	13,908	231	6.66
Strategic partnerships	1,577	106	26.96	373	28	30.11
Total loans	2,064,274	60,214	11.70	1,649,184	46,742	11.37
Total interest-earning assets, before allowance	2,209,107		11.21	1,775,452		10.64
Allowance for credit losses	(72,937)			(54,024)
Total interest-earning assets, net of allowance	2,136,170	61,726	11.59%	1,721,428	47,111	11.00%
Non-interest-earning assets
Cash	24,094			41,820
Equity investments	11,154			10,762
Loan collateral in process of foreclosure	18,901			30,806
Goodwill and intangible assets	172,299			173,744
Other assets	54,494			45,899
Total non-interest-earning assets	280,942			303,031
Total assets	$2,417,112			$2,024,459
Interest-bearing liabilities
Deposits	$1,753,806	$11,330	2.59%	$1,386,967	$4,912	1.42%
Retail and privately placed notes	121,000	2,502	8.29	121,000	2,507	8.31
SBA debentures and borrowings	66,558	597	3.60	69,407	561	3.24
Preferred securities	33,000	606	7.37	33,000	250	3.04
Total interest-bearing liabilities	1,974,364	15,035	3.05	1,610,374	8,230	2.05
Non-interest-bearing liabilities
Deferred tax liability	25,873			21,648
Other liabilities (1)	36,115			28,748
Total non-interest-bearing liabilities	61,988			50,396
Total liabilities	2,036,352			1,660,770
Non-controlling interest	69,166			69,166
Total stockholders’ equity	311,594			294,523
Total liabilities and stockholders’ equity	$2,417,112			$2,024,459
Net interest income		$46,691			$38,881
Net interest margin, gross			8.48			8.78
Net interest margin, net of allowance			8.77%			9.07%
(1)
Includes deferred financing costs of $6.8 million and $7.4 million as of June 30, 2023 and 2022.

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$22,605	$327	2.92%	$4,277	$9	0.42%
Federal funds sold	71,057	1,627	4.62	67,103	95	0.29
Investment securities	50,477	781	3.12	45,926	500	2.20
Loans
Recreation	1,232,339	79,008	12.93	1,014,376	64,650	12.85
Home improvement	673,635	28,941	8.66	477,210	20,288	8.57
Commercial	94,978	5,604	11.90	83,784	4,457	10.73
Medallion	7,680	1,097	28.80	13,912	372	5.39
Strategic partnerships	1,406	183	26.25	283	43	30.64
Total loans	2,010,038	114,833	11.52	1,589,565	89,810	11.39
Total interest-earning assets, before allowance	2,154,177		11.01	1,706,871		10.68
Allowance for credit losses	(72,532)			(52,213)
Total interest-earning assets, net of allowance	2,081,645	117,568	11.39%	1,654,658	90,414	11.04%
Non-interest-earning assets
Cash	15,998			48,842
Equity investments	10,901			10,461
Loan collateral in process of foreclosure	19,751			33,114
Goodwill and intangible assets	172,480			173,925
Other assets	52,769			45,219
Total non-interest-earning assets	271,899			311,561
Total assets	$2,353,544			$1,966,219
Interest-bearing liabilities
Deposits	$1,686,501	$19,929	2.38%	$1,332,971	$9,066	1.37%
Retail and privately placed notes	121,000	5,003	8.34	121,000	5,005	8.34
SBA debentures and borrowings	66,652	1,158	3.50	69,604	1,084	3.14
Preferred securities	33,000	1,185	7.24	33,000	450	2.75
Total interest-bearing liabilities	1,907,153	27,275	2.88	1,556,575	15,605	2.02
Non-interest-bearing liabilities
Deferred tax liability	24,958			20,052
Other liabilities (1)	46,080			27,521
Total non-interest-bearing liabilities	71,038			47,573
Total liabilities	1,978,191			1,604,148
Non-controlling interest	69,220			69,220
Total stockholders’ equity	306,133			292,851
Total liabilities and stockholders’ equity	$2,353,544			$1,966,219
Net interest income		$90,293			$74,809
Net interest margin, gross			8.45			8.84
Net interest margin, net of allowance			8.75%			9.15%

(1)
Includes deferred financing costs of $6.8 million and $7.4 million as of June 30, 2023 and 2022.

For the three months ended June 30, 2023, our loans receivable yielded 11.70%, as compared to 11.37% for the three months ended June 30, 2022. The 33 basis point increase reflects a higher yield on our loan portfolios, as we have increased the rates charged on new consumer originations over the past year as prevailing interest rates have increased. Similarly, for the six months ended June 30, 2023, our loans receivable yielded 11.52%, as compared to 11.39% for the six months ended June 30, 2022, with the 13 basis point increase reflecting the higher yield on our loan portfolios due to higher interest rates charged on new originations compared to the prior year period. We have used the increasing interest rate environment as an opportunity to both increase the rates on newly issued recreation and home improvement loans, which is expected to continue to increase the yield on these portfolios over time, as well as increase the credit quality of our new issuances, particularly in our recreation segment, with the average FICO scores of our recreation loans outstanding being 681 as of June 30, 2023 compared to 670 as of June 30, 2022. We use weighted average FICO scores as an indicator of portfolio risk.

Our debt, comprised primarily of certificates of deposits, funds our growing lending business. Our average interest cost for the three and six months ended June 30, 2023 of 3.05% and 2.88% increased 100 and 86 basis points from the three and six months ended June 30, 2022, reflecting rising costs associated with our borrowings, which is attributable to the current higher interest rate environment. To the extent that prevailing interest rates remain at current levels, we expect our cost of funds continue to increase as we issue new certificates of deposit to fund our growth. We have taken steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases.
RATE/VOLUME ANALYSIS

The following tables present the change in interest income and expense due to changes in the average balances (volume) and average yield/cost, calculated for the periods indicated.

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$167	$841	$1,008	$44	$66	$110
Investment securities	36	99	135	21	35	56
Loans
Recreation	7,073	519	7,592	6,198	(1,560)	4,638
Home improvement	4,358	347	4,705	3,077	(717)	2,360
Commercial	224	317	541	611	211	822
Medallion	(2,110)	2,666	556	(193)	1,920	1,727
Strategic partnerships	81	(3)	78	24	(1)	23
Total loans	$9,626	$3,846	$13,472	$9,717	$(147)	$9,570
Total interest-earning assets	$9,829	$4,786	$14,615	$9,782	$(46)	$9,736
Interest-bearing liabilities
Deposits	$2,370	$4,048	$6,418	$999	$(552)	$447
Retail and privately placed notes	—	(5)	(5)	(98)	13	(85)
SBA debentures and borrowings	(26)	62	36	70	(18)	52
Notes payable to banks	—	—	—	—	(94)	(94)
Preferred securities	—	356	356	—	59	59
Other borrowings	—	—	—	—	(33)	(33)
Total interest-bearing liabilities	$2,344	$4,461	$6,805	$971	$(625)	$346
Net	$7,485	$325	$7,810	$8,811	$579	$9,390

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$465	$1,385	$1,850	$66	$82	$148
Investment securities	70	211	281	23	50	73
Loans
Recreation	13,974	384	14,358	11,840	(3,509)	8,331
Home improvement	8,439	214	8,653	5,556	(1,414)	4,142
Commercial	660	487	1,147	1,031	259	1,290
Medallion	(890)	1,615	725	(434)	2,376	1,942
Strategic partnerships	146	(6)	140	37	(4)	33
Total loans	$22,329	$2,694	$25,023	$18,030	$(2,292)	$15,738
Total interest-earning assets	$22,864	$4,290	$27,154	$18,119	$(2,160)	$15,959
Interest-bearing liabilities
Deposits	$4,178	$6,685	$10,863	$1,739	$(1,849)	$(110)
Retail and privately placed notes	—	(2)	(2)	23	(242)	(219)
SBA debentures and borrowings	(51)	125	74	108	(105)	3
Notes payable to banks	—	—	—	—	(356)	(356)
Preferred securities	—	735	735	—	70	70
Other borrowings	—	—	—	—	(75)	(75)
Total interest-bearing liabilities	$4,127	$7,543	$11,670	$1,870	$(2,557)	$(687)
Net	$18,737	$(3,253)	$15,484	$16,249	$397	$16,646

During the three and six months ended June 30, 2023, the increase in interest income was mainly driven by the increase in volume of consumer loans, as well as an increase in overall yield on interest-earning assets. The increase in interest expense was driven by an increase in borrowing costs and well as an increase in borrowings, primarily increases in deposits which are used to fund our growing consumer loan portfolios.

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

Our cost of funds is primarily driven by the rates paid on our various borrowings and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2023 and 2022. We expect our borrowing costs to further increase as prevailing interest rates continue at, or rise from, these levels.

We continue to seek SBA funding through Medallion Capital, Inc., to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2020, we obtained a $25.0 million commitment from the SBA all of which has been utilized as of June 30, 2023. At June 30, 2023 and 2022, adjustable rate debt constituted just 2% of total debt, and was comprised solely of our preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to or received from loan originators, and which are amortized to interest income over the life of the loan. During the three and six months ended June 30, 2023, there was continued growth in the recreation and home improvement segments, offset by a decrease in commercial loans related to repayments exceeding originations for the three and six months ended June 30, 2023.

Three Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2023	$1,213,380	$669,642	$95,329	$4,059	$1,770	$1,984,180
Loan originations	190,007	117,035	4,750	1,300	33,174	346,266
Principal payments, sales, maturities, and recoveries	(63,463)	(55,350)	(6,922)	(1,531)	(33,613)	(160,879)
Charge-offs	(9,166)	(2,575)	(900)	(221)	—	(12,862)
Transfer to loan collateral in process of foreclosure, net	(3,991)	—	—	(159)	—	(4,150)
Amortization of origination costs	(3,159)	665	—	—	—	(2,494)
FASB origination costs, net	7,506	(949)	—	—	—	6,557
Paid-in-kind interest	—	—	380	—	—	380
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998

Six Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	291,688	212,016	7,750	1,923	60,180	573,557
Principal payments, sales, maturities, and recoveries	(119,680)	(105,205)	(7,756)	(5,926)	(59,421)	(297,988)
Charge-offs	(21,756)	(4,489)	(900)	(3,814)	—	(30,959)
Transfer to loan collateral in process of foreclosure, net	(8,348)	—	—	(2,306)	—	(10,654)
Amortization of origination costs	(5,918)	1,251	—	—	—	(4,667)
FASB origination costs, net	11,616	(1,504)	—	—	—	10,112
Paid-in-kind interest	—	—	644	—	—	644
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998

Three Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – March 31, 2022	$1,004,091	$473,408	$77,867	$13,849	$226	$1,569,441
Loan originations	170,207	105,172	19,272	472	9,830	304,953
Principal payments, sales, maturities, and recoveries	(73,114)	(51,006)	(386)	(30)	(9,463)	(133,999)
Charge-offs	(5,074)	(1,108)	—	—	—	(6,182)
Transfer to loan collateral in process of foreclosure, net	(2,618)	—	—	(139)	—	(2,757)
Amortization of origination costs	(2,931)	380	—	—	—	(2,551)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	6,169	(478)	—	—	—	5,691
Paid-in-kind interest	—	—	175	—	—	175
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621

Six Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	284,613	194,992	23,672	564	14,839	518,680
Principal payments, sales, maturities, and recoveries	(138,230)	(103,170)	(2,203)	(115)	(14,336)	(258,054)
Charge-offs	(10,141)	(2,168)	(1,584)	(75)	—	(13,968)
Transfer to loan collateral in process of foreclosure, net	(5,529)	—	—	(268)	—	(5,797)
Amortization of origination costs	(5,370)	700	—	—	—	(4,670)
Amortization of loan premium	(120)	(180)	—	—	—	(300)
FASB origination costs, net	10,127	(668)	—	—	—	9,459
Paid-in-kind interest	—	—	347	—	—	347
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621

The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of June 30, 2023.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$18,386	$240,489	$1,687,546	$167,846	$2,114,267
Recreation	2,168	124,362	1,128,714	30,408	1,285,652
Home improvement	10,207	32,681	550,873	137,438	731,199
Commercial	4,571	81,438	7,959	—	93,968
Medallion	1,440	2,008	—	—	3,448
Adjustable-rate	$2,291	$57	$—	$—	$2,348
Recreation	2,291	57	—	—	2,348
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Medallion	—	—	—	—	—
Total loans (1)	$20,677	$240,546	$1,687,546	$167,846	$2,116,615
(1)
Excludes strategic partnership loans.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance is maintained at a level estimated by management to absorb probable credit losses inherent in the loan portfolios based on management’s quarterly evaluation of the portfolios, the related credit characteristics, and macroeconomic factors affecting the portfolios. As of June 30, 2023 and December 31, 2022, the allowance totaled $75.0 million and $63.8 million, which represented 3.48% and 3.33% of total loans, respectively. The increase in the allowance for credit losses as of June 30, 2023 was primarily driven by the adoption of the CECL accounting standard, which resulted in a $13.7 million increase in our allowance for credit losses and growth in our larger recreation and home improvement loan portfolios, offset by a reduction in allowance specific to the medallion portfolio as the medallion portfolio continued to shrink through collection efforts.

The following table sets forth the activity in the allowance for credit losses for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Allowance for loan losses – beginning balance (1)	$70,280	$50,686	$63,845	$50,166
CECL transition amount upon ASU 2016-13 adoption	—	—	13,712	—
Charge-offs
Recreation	(9,166)	(5,074)	(21,756)	(10,141)
Home improvement	(2,575)	(1,108)	(4,489)	(2,168)
Commercial	(900)	—	(900)	(1,584)
Medallion	(221)	—	(3,814)	(75)
Total charge-offs	(12,862)	(6,182)	(30,959)	(13,968)
Recoveries
Recreation	3,282	3,615	6,053	7,125
Home improvement	627	585	1,259	1,144
Commercial	—	13	10	47
Medallion	5,168	2,676	8,537	3,639
Total recoveries	9,077	6,889	15,859	11,955
Net charge-offs (recoveries) (2)	(3,785)	707	(15,100)	(2,013)
Provision for credit losses	8,476	7,759	12,514	10,999
Allowance for credit losses – ending balance (3)	$74,971	$59,152	$74,971	$59,152
(1)
Represents allowance prior to the adoption of ASU 2016-13.
(2)
As of June 30, 2023, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the medallion portfolio were $231.4 million, some of which may represent collection opportunities for us.
(3)
As of June 30, 2023, there was no allowance for credit loss and net charge-offs related to the strategic partnership loans.

With the adoption of ASC 326, we have also adopted ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures. Under this standard, we are required to disclose current period gross write-offs, by year of origination, for financing receivables.

The following table sets forth the gross charge-offs for the three months ended June 30, 2023, by the year of origination:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$44	$3,568	$2,344	$785	$918	$1,507	$9,166
Home improvement	39	1,548	473	158	91	266	2,575
Commercial	—	—	—	—	900	—	900
Medallion	—	—	—	—	—	221	221
Total	$83	$5,116	$2,817	$943	$1,909	$1,994	$12,862

The following table sets forth the gross charge-offs for the six months ended June 30, 2023, by the year of origination:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$44	$7,176	$5,414	$2,456	$2,472	$4,194	$21,756
Home improvement	39	2,452	1,101	301	222	374	4,489
Commercial	—	—	—	—	900	—	900
Medallion	—	—	—	—	—	3,814	3,814
Total	$83	$9,628	$6,515	$2,757	$3,594	$8,382	$30,959

The following tables set forth the allowance for credit losses by type as of June 30, 2023 and December 31, 2022.

June 30, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$54,187	72%	4.07%	335.63%
Home improvement	16,447	22	2.26	101.87
Commercial	2,518	3	2.72	15.60
Medallion	1,819	3	52.76	11.27
Total	$74,971	100%	3.48%	464.36%

December 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$41,966	66%	3.55%	130.60%
Home improvement	11,340	18	1.81	35.29
Commercial	1,049	1	1.13	3.26
Medallion	9,490	15	69.93	29.53
Total	$63,845	100%	3.33%	198.69%
As of June 30, 2023, the total allowance rate for credit losses increased 15 basis points from December 31, 2022, due to the adoption of CECL and rising loss rates which resulted in higher allowances for recreation, home improvement, and commercial loans, offset by a reduction in the allowance for medallion loans due to recoveries and structured settlements entered into during the current year.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$4,978	0.2%	$7,365	0.4%
Home improvement	1,138	*	579	*
Commercial	74	*	74	*
Medallion	—	—	885	*
Total loans 90 days or more past due	$6,190	0.3%	$8,903	0.5%
(1)
Percentages are calculated against the total loan portfolio.

(*) Less than 0.1%.

Recreation and medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2023	$1,461	$19,006	$20,467
Transfer from loans, net	3,991	159	4,150
Sales	(2,583)	(553)	(3,136)
Cash payments received	(128)	(2,517)	(2,645)
Collateral valuation adjustments	(2,012)	(21)	(2,033)
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803

Six Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	8,348	2,306	10,654
Sales	(4,778)	(568)	(5,346)
Cash payments received	(128)	(5,834)	(5,962)
Collateral valuation adjustments	(4,089)	(273)	(4,362)
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803

Three Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – March 31, 2022	$1,369	$32,465	$33,834
Transfer from loans, net	2,618	139	2,757
Sales	(2,146)	(1,999)	(4,145)
Cash payments received	—	(4,381)	(4,381)
Collateral valuation adjustments	(963)	(128)	(1,091)
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974

Six Months Ended June 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	5,529	268	5,797
Sales	(4,398)	(2,115)	(6,513)
Cash payments received	—	(7,253)	(7,253)
Collateral valuation adjustments	(1,973)	(514)	(2,487)
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974

As of June 30, 2023, medallion loans in the process of foreclosure included 435 medallions in the New York City market, 251 medallions in the Chicago market, 46 medallions in the Newark market, and 34 medallions in other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and medallion lending. We also show results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a high-growth business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 67% and 67% of our interest income for the three and six months ended June 30, 2023 and 71% and 72% for the three and six months ended June 30, 2022.

We maintain relationships with approximately 3,000 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 37% and 39% of recreation lending’s new loan originations for the three and six months ended June 30, 2023. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $20,000 as of June 30, 2023. The loans are fixed rate with an average term at origination of 12.6 years. The weighted average maturity of our loans outstanding as of June 30, 2023 is 9.9 years.

The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 59% of the portfolio and boat loans making up 19% of the portfolio as of June 30, 2023, compared to 59%, 20% and 13% as of June 30, 2022. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida at 15% and 10% of loans outstanding, compared to 16% and 10% as of June 30, 2022, and with no other states over 10%. As of June 30, 2023 and 2022, the weighted average FICO scores of our recreation loans outstanding were 681 and 670.

During the six months ended June 30, 2023, the recreation portfolio grew 13% from $1.2 billion to $1.3 billion, with the average interest rate increasing 39 basis points to 14.62% from a year ago. Additionally, reserve rates increased 63 basis points from June 30, 2022 reflecting an increase in reserves due to the adoption of CECL and rising loss rates.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Selected Earnings Data
Total interest income	$41,109	$33,514	$79,008	$64,650
Total interest expense	7,580	4,096	13,484	7,697
Net interest income	33,529	29,418	65,524	56,953
Provision for credit losses	10,135	6,674	17,886	8,354
Net interest income after loss provision	23,394	22,744	47,638	48,599
Other expense, net	(8,444)	(7,551)	(16,247)	(14,371)
Net income before taxes	14,950	15,193	31,391	34,228
Income tax provision	(3,867)	(3,567)	(8,380)	(9,248)
Net income after taxes	$11,083	$11,626	$23,011	$24,980
Balance Sheet Data
Total loans, gross			$1,331,114	$1,096,670
Total credit allowance			54,187	37,772
Total loans, net			1,276,927	1,058,898
Total assets			1,294,925	1,072,356
Total borrowings			1,062,309	861,083
Selected Financial Ratios
Return on average assets	3.59%	4.53%	3.84%	5.04%
Return on average equity	22.94	25.52	24.13	27.27
Interest yield	13.03	12.83	12.93	12.85
Net interest margin, gross	10.63	11.26	10.72	11.32
Net interest margin, net of allowance	11.08	11.65	11.18	11.71
Reserve coverage	4.07	3.44	4.07	3.44
Delinquency status (1)	0.39	0.36	0.39	0.36
Charge-off ratio	1.86	0.56	2.57	0.60
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance home improvements and is concentrated in roofs, swimming pools, and windows at 41%, 19%, and 13% of total loans outstanding as of June 30, 2023, as compared to 36%, 25%, and 12% as of June 30, 2022, with no other collateral types over 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, each representing 10% of loans outstanding June 30, 2023, compared to 11% and 10% as of June 30, 2022, with no other states over 10%. As of June 30, 2023 and 2022, the weighted average FICO scores of our home improvement loans outstanding were 755 and 753.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 1,000 contractors and FSPs. Our top ten contractors and FSP relationships were responsible for 61% of home improvement lending’s new loan originations for both the three and six months ended June 30, 2023. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of thousands of geographically distributed loans with an average loan size approximately $20,000 as of June 30, 2023. The loans are fixed rate with an average term at origination of 13.7 years. The weighted average maturity of our loans outstanding as of June 30, 2023 is 11.0 years.

During the six months ended June 30, 2023, the home improvement portfolio grew 16% from $626.4 million to $728.5 million, with reserve coverage rates increasing 51 basis points from a year ago reflecting an increase in reserves due to the adoption of CECL and rising loss rates. The average interest rate increased 71 basis points to 9.21% from the prior year.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Selected Earnings Data
Total interest income	$15,292	$10,587	$28,941	$20,288
Total interest expense	4,194	1,626	7,473	2,967
Net interest income	11,098	8,961	21,468	17,321
Provision for credit losses	3,739	1,697	6,820	2,902
Net interest income after loss provision	7,359	7,264	14,648	14,419
Other expense, net	(4,386)	(3,210)	(8,379)	(6,106)
Net income before taxes	2,973	4,054	6,269	8,313
Income tax provision	(769)	(975)	(1,674)	(2,246)
Net income after taxes	$2,204	$3,079	$4,595	$6,067
Balance Sheet Data
Total loans, gross			$728,468	$526,278
Total credit allowance			16,447	9,234
Total loans, net			712,021	517,044
Total assets			718,383	521,931
Total borrowings			589,335	419,102
Selected Financial Ratios
Return on average assets	1.28%	2.49%	1.39%	2.56%
Return on average equity	8.19	14.03	8.76	13.87
Interest yield	8.79	8.51	8.66	8.57
Net interest margin, gross	6.38	7.20	6.43	7.32
Net interest margin, net of allowance	6.53	7.33	6.57	7.45
Reserve coverage	2.26	1.75	2.26	1.75
Delinquency status (1)	0.16	0.07	0.16	0.07
Charge-off ratio	1.12	0.42	0.97	0.43
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California, Minnesota, Illinois, and Texas each having 23%, 15%, 12%, and 11% of the segment portfolio, and no other states having a concentration greater than 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing, wholesale trade, construction, and administrative and support services making up 48%, 13%, 12%, and 11%, of the loans outstanding as of June 30, 2023.

During the six months ended June 30, 2023, we originated $7.8 million of loans, compared to $23.7 million in originations in the 2022 period. As of June 30, 2023, commercial loans totaled $92.6 million, consistent with December 31, 2022, reflecting the exit of several investments, offsetting the originations generated during 2023.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2023 and 2022. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Selected Earnings Data
Total interest income	$2,814	$2,278	$5,515	$4,208
Total interest expense	852	785	1,661	1,507
Net interest income	1,962	1,493	3,854	2,701
Recoveries (provision) for credit losses	(113)	1,879	214	3,134
Net interest (expense) income after loss provision	2,075	(386)	3,640	(433)
Other income (expense), net	(804)	3,263	(953)	1,932
Net income before taxes	1,271	2,877	2,687	1,499
Income tax provision	(329)	(816)	(718)	(405)
Net income after taxes	$942	$2,061	$1,969	$1,094
Balance Sheet Data
Total loans, gross			$92,637	$96,928
Total credit allowance			2,518	2,720
Total loans, net			90,119	94,208
Total assets			99,713	103,643
Total borrowings			81,801	83,224
Selected Financial Ratios
Return on average assets	3.76%	8.70%	3.94%	2.41%
Return on average equity	23.97	49.03	24.74	12.20
Interest yield	11.87	10.41	11.71	10.13
Net interest margin, gross	8.28	6.82	8.18	6.50
Net interest margin, net of allowance	8.54	6.93	8.43	6.60
Reserve coverage (1)	2.72	2.81	2.72	2.81
Delinquency status (1) (2)	0.08	0.08	0.08	0.08
Charge-off (recovery) ratio (3)	3.80	(0.06)	1.89	3.70
(1)
Ratio is based off of total commercial balances and relates solely to the legacy commercial loan balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances and relates to the total loan business.

	As of June 30,
	2023		2022
Geographic Concentrations	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$21,460	23%	$15,110	16%
Minnesota	13,802	15	12,356	13
Illinois	10,730	12	12,857	13
Texas	9,875	11	5,570	6
Other	36,770	39	51,035	52
Total	$92,637	100%	$96,928	100%

Medallion Lending

The medallion lending segment operates primarily in New York City, and to a lesser extent in Newark, Chicago and other markets. During the three and six months ended June 30, 2023, taxi medallion values remained consistent in the New York City market. We continued to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020 (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

During the three and six months ended June 30, 2023, we collected $10.6 million and $23.9 million related to taxi medallion assets, which resulted in net recoveries and gains of $6.6 million and $15.6 million in the respective periods. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that future collections will be at the levels experienced in the current periods.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Selected Earnings Data
Total interest income	$787	$231	$1,097	$377
Total interest expense	46	140	113	293
Net interest income	741	91	984	84
Recoveries for credit losses	(5,311)	(2,272)	(12,395)	(3,544)
Net interest income after loss provision	6,052	2,363	13,379	3,628
Other income (expense), net	561	(357)	153	(1,566)
Net income before taxes	6,613	2,006	13,532	2,062
Income tax benefit	(1,713)	(540)	(3,612)	(557)
Net income after taxes	$4,900	$1,466	$9,920	$1,505
Balance Sheet Data
Total loans, gross			$3,448	$14,152
Total credit allowance			1,819	9,426
Total loans, net			1,629	4,726
Total assets			18,724	31,258
Total borrowings			15,360	25,100
Selected Financial Ratios
Return on average assets	100.63%	17.04%	94.20%	5.85%
Return on average equity	641.63	95.46	590.25	30.73
Interest yield	83.55	6.66	28.80	5.47
Net interest margin, gross	78.67	2.62	25.84	1.22
Net interest margin, net of allowance	166.23	7.88	73.52	3.61
Reserve coverage	52.76	66.61	52.76	66.61
Delinquency status (1)	—	—	—	—
Recovery ratio	(525.21)	(77.17)	(124.01)	(51.66)
(1)
Loans 90 days or more past due.

	As of June 30,
	2023		2022
Geographic Concentration	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$2,998	87%	$13,035	92%
Newark	435	13	1,079	8
All Other	15	*	38	*
Total	$3,448	100%	$14,152	100%

(*) Less than 1%.

	As of June 30,
	2023		2022
Geographic Concentration	Total Loan Collateral in Process of Foreclosure	% of Market	Total Loan Collateral in Process of Foreclosure	% of Market
New York City	$13,586	84%	$21,327	82%
Newark	2,061	13	3,664	14
Chicago	414	3	987	4
All Other	13	*	118	*
Total	$16,074	100%	$26,096	100%

(*) Less than 1%.

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, which are not specifically allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnerships represent $1.3 million in net loans as of June 30, 2023, compared to $0.6 million as of June 30, 2022, with originations of $33.2 million and $60.2 million during the three and six months ended June 30, 2023 and $9.8 million and $14.8 million during the three and six months ended June 30, 2022.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2023 and 2022.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selected Earnings Data
Total interest income	$1,724	$501	$3,007	$891
Total interest expense	2,363	1,583	4,544	3,141
Net interest loss	(639)	(1,082)	(1,537)	(2,250)
Provision (recoveries) for credit losses	26	(219)	(11)	153
Net interest loss after loss provision	(665)	(863)	(1,526)	(2,403)
Other expense, net	(3,988)	(3,600)	(7,944)	(7,847)
Net loss before taxes	(4,653)	(4,463)	(9,470)	(10,250)
Income tax benefit	1,206	1,042	2,530	2,769
Net loss after taxes	$(3,447)	$(3,421)	$(6,940)	$(7,481)
Balance Sheet Data
Total loans, gross			$1,331	$593
Total credit allowance			—	—
Total loans, net			$1,331	$593
Total assets			387,392	382,943
Total borrowings			317,802	307,496
Selected Financial Ratios
Return on average assets	(3.69)%	(3.56)%	(3.70)%	(4.24)%
Return on average equity	(22.83)	(20.01)	(23.24)	(24.86)

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Return on average assets	2.60%	2.93%	2.79%	2.68%
Return on average equity	16.52	16.33	17.49	14.57
Return on average stockholders' equity	18.24	18.11	19.45	15.93
Net interest margin, gross	8.48	8.78	8.45	8.84
Equity to assets (1)	15.39	17.18	15.39	17.18
Debt to equity (1) (2)	5.3x	4.3x	5.3x	4.3x
Net loans receivable to assets	83%	79%	83%	79%
Net charge-offs (recoveries)	$3,785	$(707)	$(15,100)	$(2,013)
Net charge-offs (recoveries) as a % of average loans receivable	0.74%	(0.18)%	1.51%	0.26%
Allowance coverage ratio	3.48	3.41	3.48	3.41
(1)
Includes $68.8 million related to non-controlling interests in consolidated subsidiaries as of June 30, 2023 and 2022.
(2)
Excludes deferred financing costs of $6.8 million and $7.4 million as of June 30, 2023 and 2022.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

Net income attributable to shareholders was $14.2 million and $29.5 million, or $0.62 and $1.29 per diluted share, for the three and six months ended June 30, 2023, compared to $13.3 million and $23.1 million, or $0.54 and $0.93 per diluted share, for the three and six months ended June 30, 2022.

Total interest income was $61.7 million and $117.6 for the three and six months ended June 30, 2023 compared to $47.1 million and $90.4 million for the three and six months ended June 30, 2022. The increase in interest income reflects the continued growth in our recreation and home improvement segments. The yield on interest earning assets, before allowance, was 11.21% and 11.01% for the three and six months ended June 30, 2023, compared to 10.64% and 10.68% for the three and six months ended June 30, 2022. The increase reflects our efforts over the past year to increase interest rates on new originations in our recreation, home improvement and commercial segments, with the yield anticipated to continue to increase as older loans with lower rates amortize and newer originations at the higher current rates become a larger portion of our portfolio.

Loans before allowance for credit losses were $2.2 billion as of June 30, 2023, comprised of recreation ($1.3 billion), home improvement ($728.5 million), commercial ($92.6 million), medallion ($3.4 million), and strategic partnership loans ($1.3 million). We had an allowance for credit losses as of June 30, 2023 of $75.0 million, which was attributable to the recreation (72%), home improvement (22%), commercial (3%), and medallion loans (3%), and included the impact of our CECL adoption on January 1, 2023, which resulted in an increase in allowance of $13.7 million.

Loans increased $240.0 million, or 13%, from December 31, 2022 as a result of $573.6 million of loan originations, offset by principal payments, and to a lesser extent charge-offs, transfers to loan collateral in process of foreclosure and net charge-offs. The provision for credit losses was $8.5 million and $12.5 million for the three and six months ended June 30, 2023, compared to $7.8 million and $11.0 million in the three and six months ended June 30, 2022. The provision for credit loss in the three and six months ended June 30, 2023 included $5.3 million and $12.4 million of losses with respect to the medallion lending segment, reflecting continued recovery efforts with the impaired portfolio, while net charge offs in the recreation and home improvement segments increased to more normalized levels from the historically low levels experienced in the prior year periods. Recoveries in the medallion lending segment are closely tied to our collection efforts and fluctuate significantly from quarter to quarter. Collections for the three and six months ended June 30, 2023 were substantially higher than normal, which we do not expect to occur on a recurring basis.

Interest expense was $15.0 million and $27.3 million for the three and six months ended June 30, 2023, compared to $8.2 million and $15.6 million for the three and six months ended June 30, 2022, reflecting both higher average borrowings and higher average borrowing costs during the three and six months ended June 30, 2023, which we expect to further increase in the current inflationary environment. The average cost of borrowed funds was 3.05% and 2.88% for the three and six months ended June 30, 2023, compared to 2.05% and 2.02% for the three and six months ended June 30, 2022. The increase of 100 and 86 basis points from the prior year periods is attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing vintages with lower rates. As we replace upcoming maturities with new issues, we expect our cost of funds to further increase. Average debt outstanding was $2.0 billion and $1.9 billion for the three and six months ended June 30, 2023, up from $1.6 billion for both the three and six months ended June 30, 2022, as we issued additional certificates of deposits to increase our liquidity and fund our loan growth. See page 39 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $46.7 million and $90.3 million for the three and six months ended June 30, 2023, compared to $38.9 million and $74.8 million for the three and six months ended June 30, 2022. The net interest margin before the impact of the allowance for credit losses was 8.48% and 8.45% for the three and six months ended June 30, 2023, compared to 8.78% and 8.84% for the three and six months ended June 30, 2022, reflecting the above. With the rates we charge on loans and our cost of funds both increasing due to inflation, our net interest margin has tightened, and we expect that trend to continue to some degree.

Net other income, which is comprised primarily of gains on the sale of loans and medallions, gain (losses) on equity investments, prepayment fees, servicing fee income, late charges, and write-downs of loan collateral was $1.9 million and $4.0 million for the three and six months ended June 30, 2023, primarily due to collections on the medallion loans which generated gains of $1.3 million and $3.2 million for the three and six months ended June 30, 2023, compared to $7.4 million and $8.9 million of other income for the three and six months ended June 30, 2022, which included $2.7 million and $4.5 million of gains on the disposition of medallion assets.

Operating expenses were $19.0 million and $37.4 million for the three and six months ended June 30, 2023, compared to $18.8 million and $36.8 million for the three and six months ended June 30, 2022. Salaries and benefits were $9.3 million and $18.2 million for the three and six months ended June 30, 2023, compared to $7.7 million and $15.3 million for the three and six months ended June 30, 2022, primarily reflecting a greater head count at our operating subsidiaries, Medallion Bank and Medallion Capital, and the increased cost of managing our businesses as they grow in size. Professional fees were $1.4 million and $3.1 million for the three and six months ended June 30, 2023, down from $4.4 million and $8.4 million for the three and six months ended June 30, 2022, primarily reflecting lower legal and professional costs during the quarter for a variety of corporate matters inclusive of the SEC litigation.

Total income tax expense was $5.5 million and $11.9 million for the three and six months ended June 30, 2023, compared to $4.9 million and $9.7 million for the three and six months ended June 30, 2022.

Loan collateral in process of foreclosure was $16.8 million at June 30, 2023, a decline from $21.8 million at December 31, 2022. The decrease primarily reflects cash payments received and structured settlements during the period.

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

The following table presents our interest rate sensitivity gap at June 30, 2023. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

June 30, 2023 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$18,387	$29,171	$31,629	$90,349	$89,340	$68,538	$1,786,853	$2,114,267
Adjustable rate	2,291	57	—	—	—	—	—	2,348
Investment securities and equity investments	4,632	3,844	7,359	873	4,223	5,842	38,323	65,096
Cash and cash equivalents	123,304	500	750	—	—	—	—	124,554
Total earning assets	$148,614	$33,572	$39,738	$91,222	$93,563	$74,380	$1,825,176	$2,306,265
Interest bearing liabilities
Deposits	$678,737	$563,203	$281,895	$198,331	$93,777	$—	$—	$1,815,943
Federal reserve discount window	28,000	—	—	—	—	—	—	28,000
Privately placed notes	36,000	—	31,250	—	53,750	—	—	121,000
SBA debentures and borrowings	3,880	12,500	15,500	4,500	—	—	30,500	66,880
Preferred securities	—	—	—	—	—	—	33,000	33,000
Total liabilities	$746,617	$575,703	$328,645	$202,831	$147,527	$—	$63,500	$2,064,823
Interest rate gap	$(598,003)	$(542,131)	$(288,907)	$(111,609)	$(53,964)	$74,380	$1,761,676	$241,442
Cumulative interest rate gap	$(598,003)	$(1,140,134)	$(1,429,041)	$(1,540,650)	$(1,594,614)	$(1,520,234)	$241,442	$—
December 31, 2022 (2)	$(367,803)	$(807,687)	$(1,158,706)	$(1,283,654)	$(1,372,105)	$(1,314,604)	$222,536	$—
December 31, 2021 (2)	$(230,601)	$(455,807)	$(770,239)	$(891,489)	$(1,007,810)	$(940,350)	$153,539	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (26%) as of June 30, 2023, and was (18%) as of December 31, 2022.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.3 billion and interest rate sensitive liabilities were $2.1 billion at June 30, 2023. The one-year cumulative interest rate gap was a negative $598.0 million or 26% of interest rate sensitive assets. We seek to manage interest rate risk by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, entering into borrowing arrangements with terms that align with the anticipated life of our assets, and using other options consistent with managing interest rate risk.

LIBOR terminated on June 30, 2023. We did not have loans tied to LIBOR. Our trust preferred securities bore a variable rate of interest of 90-day LIBOR plus 2.13% until June 30, 2023. For these borrowings, the 90-day Secured Overnight Financing Rate adjusted by a relevant spread adjustment of approximately 26 basis points has replaced the previous LIBOR-based rate.

Liquidity and Capital Resources

Our sources of liquidity include brokered certificates of deposit and other borrowings at Medallion Bank, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private and public issuances of debt securities, participations or sales of loans to third parties, issuances of preferred securities at our subsidiaries, and the disposition of our other assets. Additionally, as of June 30, 2023, the Bank has up to $113.7 million available under Fed Funds lines with several commercial banks.

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of June 30, 2023, the Bank had $23.9 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of June 30, 2023, the Bank had $38.9 million in investment securities pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is 100% of fair value, for a total of $38.7 million in secured borrowing capacity, of which $28.0 million was utilized as of June 30, 2023.

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

In December 2019, the Bank closed an initial public offering of 1,840,000 shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, with a $46.0 million aggregate liquidation amount, yielding net proceeds of $42.5 million, which were recorded in the Bank’s shareholders’ equity. Dividends are payable quarterly from the date of issuance to, but excluding April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to a benchmark rate (which is based on the Secured Overnight Financing Rate, or SOFR, and is expected to be three-month Term SOFR) plus a spread of 6.46% per annum.

In March 2019, we completed a private placement to certain institutional investors of $30.0 million aggregate principal amount of 8.25% unsecured notes due March 2024, with interest payable semiannually. A follow-on offering of these notes in the 2019 third quarter raised an additional $6.0 million.

The table below presents the components of our debt and preferred securities as of June 30, 2023, exclusive of deferred financing costs of June 30, 2023. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$1,815,943	89%	2.70%
Privately placed notes	121,000	6	7.66
SBA debentures and borrowings	66,880	3	3.13
Preferred securities	33,000	2	7.62
Total outstanding debt	$2,036,823	100%	3.12%
(1)
Weighted average contractual rate as of June 30, 2023.
(2)
Balance includes $1.5 million of strategic partner reserve deposits as of June 30, 2023.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows our contractual obligations at June 30, 2023.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$678,737	$563,203	$281,895	$198,331	$93,777	$—	$1,815,943
Federal reserve discount window	28,000	—	—	—	—	—	28,000
Privately placed notes	36,000	—	31,250	—	53,750	—	121,000
SBA debentures and borrowings	3,880	12,500	15,500	4,500	—	30,500	66,880
Preferred securities	—	—	—	—	—	33,000	33,000
Total outstanding borrowings	746,617	575,703	328,645	202,831	147,527	63,500	2,064,823
Operating lease obligations	2,504	2,500	2,466	1,826	1,251	645	11,192
Total contractual obligations	$749,121	$578,203	$331,111	$204,657	$148,778	$64,145	$2,076,015
(1)
Total debt is exclusive of deferred financing costs of $6.8 million as of June 30, 2023.
(2)
Balance excludes $1.5 million of strategic partner reserve deposits as of June 30, 2023.

Approximately $1.3 billion of our borrowings have maturity dates during the next two years, a majority of which are brokered CDs that have no right of voluntary withdrawal.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of June 30, 2023 by $1.8 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $1.1 million at June 30, 2023. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under preferred securities and borrowings and their respective end of period weighted average interest rates at June 30, 2023. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	MFC	MCI		FSVC		MB		June 30, 2023	December 31, 2022
Cash, cash equivalents and federal funds sold	$14,333	$177	$12,039	(1)	$615	(1)	$97,390		$124,554	$105,598
Preferred securities	33,000								33,000	33,000
Average interest rate	7.62%								7.62%	6.86%
Maturity	9/37								9/37	9/37
Retail notes and privately placed borrowings	121,000								121,000	121,000
Average interest rate	7.66%								7.66%	7.66%
Maturity	3/24 - 12/27								3/24 - 12/27	3/24-12/27
SBA debentures & borrowings
Amounts available			4,750						4,750	4,750
Amounts outstanding			65,500		1,380				66,880	68,512
Average interest rate			3.33%		3.25%				3.33%	3.08%
Maturity			3/24 - 9/33		4/24				3/24 - 9/33	3/23 - 3/33
Brokered CDs							1,817,727	(2)	1,817,727	1,610,922
Average interest rate							2.74%		2.74%	1.91%
Maturity							7/23-6/28		7/23-6/28	1/23-12/27
Federal reserve discount window							28,000		28,000	—
Average interest rate							5.25%		5.25%	N/A
Maturity							7/23		7/23	N/A
Total cash	$14,333	$177	$12,039		$615		$97,390		$124,554	$105,598
Total debt outstanding	$154,000	$—	$65,500		$1,380		$28,000		$248,880	$222,512
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $1.5 million related to the strategic partnership business and $12.3 million related to listing services.

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

Dividends and Stock Repurchases

Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend. A dividend of $0.08 per share was paid in May 2023. We may, however, re-evaluate the new dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On April 29, 2022, our board of directors authorized a new stock repurchase program, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022. Such new repurchase program replaced the previous one, which was terminated. The Company did not repurchase shares of common stock during the six months ended June 30, 2023. Accordingly, as of June 30, 2023, up to $19,998,012 of shares remain authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2023 second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2023 second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2022, our board of directors authorized a new stock repurchase program, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022. Such new repurchase program replaced the previous one, which was terminated. The Company did not repurchase shares of common stock during the six months ended June 30, 2023. Accordingly, as of June 30, 2023, up to $19,998,012 of shares remain authorized for repurchase under our stock repurchase program.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

10.1

Amendment No. 3 to First Amended and Restated Employment Agreement, dated April 27, 2023, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 001-37747) and incorporated by reference herein.

10.2

Commitment Letter, dated July 6, 2023, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on July 10, 2023. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2023 (filed No. 001-33747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	August 7, 2023

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.